Form 10-Q
period 1996-06-30
KNOLL INC
filed 1996-08-13
CIK 1011570

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 1996

                                     OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________  to __________________

Commission file number:  ____________

                                KNOLL, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                  25-1648603
      (State or other jurisdiction                     (I.R.S. Employer
      of incorporation or organization)                Identification No.)


            T.K.G. Acquisition Corp                         Delaware                                13-3873847
             Knoll Overseas, Inc.                           Delaware                                25-1648603
         Spinneybeck Enterprises, Inc.                      New York                                16-1159029
         (Exact name of registrants as           (State or other jurisdiction of       (I.R.S. Employer Identification No.)
          specified in their charter)            incorporation or organization)

               1235 Water Street, East Greenville, PA 18041
                 (Address of principal executive offices)
                                   (Zip Code)

                                 (215) 679-7991
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [ ]   No [X]

The number of outstanding shares of the registrant's common stock, par value $1.00 per share, as of June 30, 1996 was 1,000.

                                KNOLL, INC.

                            INDEX TO FORM 10-Q
                                                                     Page
PART I -- FINANCIAL INFORMATION                                      ----

ITEM 1 -- Financial Statements

Consolidated Balance Sheets
         Knoll, Inc. as of June 30, 1996.................................3
         The Knoll Group, Inc. (Predecessor)
              as of December 31, 1995....................................3

Consolidated Statements of Operations
         Knoll, Inc. for the three months ended June 30, 1996............4
         The Knoll Group, Inc. (Predecessor) for the three
              months ended June 30, 1995.................................4
         Knoll, Inc. for the four months ended June 30, 1996.............5
         The Knoll Group, Inc. (Predecessor) for the two
              months ended February 29, 1996.............................5
         The Knoll Group, Inc. (Predecessor) for the six
              months ended June 30, 1995.................................5

Pro Forma Consolidated Statements of Operations
         Three months ended June 30, 1996 (Actual).......................6
         Three months ended June 30, 1995................................6
         Six months ended June 30, 1996..................................6
         Six months ended June 30, 1995..................................6

Consolidated Statements of Cash Flows
         Knoll, Inc. for the four months ended June 30, 1996.............7
         The Knoll Group, Inc. (Predecessor) for the two
              months ended February 29, 1996.............................7
         The Knoll Group, Inc. (Predecessor) for the six
              months ended June 30, 1995.................................7

Notes to Consolidated  Financial Statements..............................8

ITEM 2 -- Management's Discussion and Analysis of
Financial Condition and Results of Operations...........................11

PART II -- OTHER INFORMATION

ITEM 6 -- Exhibits and Reports on Form 8-K..............................14

Signature Pages.........................................................15

                                 KNOLL, INC.
                          CONSOLIDATED BALANCE SHEETS
                              ($ in thousands)

                                                                                          The Knoll Group, Inc.
                                                                                              (Predecessor)
                                                                       June 30,               December 31,
                                                                         1996                     1995
                                                                      (Unaudited)               (Audited)
                                                                      -----------         ---------------------

ASSETS:
CURRENT ASSETS:
Cash and cash equivalents                                          $     19,988             $     1,569
Accounts receivable, net                                                111,497                 114,592
Inventories
         Finished goods                                                  16,852                  14,842
         Work in process                                                  7,352                   8,718
         Raw materials                                                   38,520                  38,749
         Reserves                                                       (5,654)                 (2,666)
                                                                     ----------              ----------
Total inventories                                                        57,070                  59,643
Deferred income taxes                                                     7,941                  18,273
Prepaid and other current assets                                          4,163                   8,465
                                                                      ---------               ---------
         Total current assets                                           200,659                 202,542
Property, plant, and equipment at cost                                  193,138                 283,765
         Less accumulated depreciation                                    8,057                 119,132
                                                                      ---------                 -------
Net property, plant and equipment                                       185,081                 164,633
Goodwill and other intangible assets                                    309,516                 240,772
Other noncurrent assets                                                  12,928                  48,763
         Total assets                                                  $708,184                $656,710
                                                                      =========                 =======

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable                                                      $  37,842               $  46,263
Accrued payroll                                                          14,737                  19,486
Accrued interest payable                                                 10,569                       0
Income taxes payable                                                      3,489                  13,973
Current portion of long term debt                                        10,615                   3,287
Other current liabilities                                                33,666                  36,835
                                                                       --------                --------
         Total current liabilities                                      110,918                 119,844
Long term debt                                                          400,234                     251
Postretirement benefits obligation                                       24,624                  20,593
Deferred income taxes                                                         0                  29,574
Other noncurrent liabilities                                              4,085                   5,997
                                                                       --------                --------
         Total liabilities                                              539,861                 176,259

STOCKHOLDERS' EQUITY:
Cumulative translation adjustment                                           347                (22,866)
Parent company investment                                                     0                 503,317
Common stock, $1.00 par value; authorized
         and issued 1,000 shares                                              1                       0
Additional paid-in capital                                              159,999                       0
Retained earnings                                                         7,976                       0
                                                                        -------                 -------
         Total stockholders' equity                                     168,323                 480,451
         Total liabilities and stockholders' equity                  $  708,184              $  656,710
                                                                        =======                 =======

                           See accompanying notes.

                                 KNOLL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)
                               ($ in thousands)

                                                                          The Knoll Group, Inc.
                                                                              (Predecessor)
                                                 Three Months Ended      Three Months Ended June
                                                    June 30, 1996               30, 1995
                                                 ------------------      -----------------------
Sales........................                          $166,520                   $159,352

Cost of sales................                           109,956                    110,548
                                                        -------                    -------

Gross profit.................                            56,564                     48,804

Selling, general and
   administrative expenses...                            34,132                     35,995

Allocated corporate
   expenses..................                                 0                      2,500
                                                       --------                   --------

Operating income.............                            22,432                     10,309

Interest expense.............                            10,350                        493

Other income (expense).......                               389                       (70)
                                                        -------                   --------

Income before income
   taxes.....................                            12,471                      9,746

Income taxes.................                             4,944                      3,801
                                                        -------                    -------

Net income...................                           $ 7,527                     $5,945
                                                        =======                     ======

                              See accompanying notes.

                               KNOLL, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                               (unaudited)
                            ($ in thousands)

                                                                   The Knoll Group, Inc    The Knoll Group, Inc.
                                                                      (Predecessor)           (Predecessor)
                                      Four Months Ended              Two Months Ended        Six Months Ended
                                        June 30, 1996               February 29, 1996         June 30, 1995
                                      -----------------            --------------------    ---------------------
Sales........................               $214,600                      $90,232                  $306,762

Cost of sales................                142,964                       60,598                   217,167
                                             -------                       ------                   -------

Gross profit.................                 71,636                       29,634                    89,595

Selling, general and
   administrative expenses...                 44,666                       20,372                    69,042

Allocated corporate
   expenses..................                      0                          921                     4,700

Westinghouse long term
   incentive compensation....                      0                       47,900                         0
                                             -------                       ------                   -------

Operating income (loss)......                 26,970                     (39,559)                    15,853

Interest expense.............                 13,952                          340                       639

Other income (expense).......                    340                        (296)                       578
                                            --------                    ---------                  --------

Income (loss) before income
   taxes.....................                 13,358                     (40,195)                    15,792

Income taxes.................                  5,382                     (16,107)                     8,631
                                               -----                     --------                     -----

Net income (loss)............                 $7,976                    $(24,088)                    $7,161
                                              ======                    =========                    ======

                             See accompanying notes.

                                KNOLL, INC.
               PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                                (unaudited)
                             ($ in thousands)

                                           Actual                  Pro Forma                            Pro Forma
                                     Three Months Ended        Three Months Ended               Six Months Ended June 30,
                                       June 30, 1996             June 30, 1995                1996                 1995
                                     ------------------        ------------------           ---------           ----------
Sales........................              $166,520                $159,352                 $304,832             $306,762

Cost of sales................               109,956                 111,607                  204,666              220,839
                                            -------                 -------                  -------             --------

Gross profit.................                56,564                  47,745                  100,166               85,923

Selling, general and
   administrative expenses...                34,132                  37,744                   66,070               71,511

Allocated corporate
   expenses..................                     0                   1,000                        0                2,000
                                           --------                 -------                 --------             --------

Operating income.............                22,432                   9,001                   34,096               12,412

Interest expense.............                10,350                  10,110                   21,030               20,727

Other income (expense).......                   389                    (70)                       44                  578
                                            -------               ---------              -  --------             --------

Income (loss) before income
   taxes.....................                12,471                 (1,179)                   13,110              (7,737)

Income taxes.................                 4,944                   (695)                    5,386              (2,370)
                                            -------                --------                ---------            ---------

Net income (loss)............             $   7,527               $   (484)                  $ 7,724            $ (5,367)
                                            =======                   =====                   ======             ========

                          See accompanying notes.

                                 KNOLL, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (unaudited)
                            ($ in thousands)

                                                                                     The Knoll Group,        The Knoll Group,
                                                                                    Inc. (Predecessor)      Inc. (Predecessor)
                                                                      Four Months        Two Months            Six Months
                                                                         Ended             Ended                  Ended
                                                                     June 30, 1996   February 29, 1996         June 30, 1995
                                                                     -------------   -----------------         -------------

CASH FROM OPERATIONS

     Net income (loss)                                                    $7,976         $  (24,088)              $  7,161
     Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
         Depreciation and amortization                                    10,936              4,317                 13,643
         Non-cash interest expense                                           600                 --                     --
         Changes in working capital:
              Accounts receivable                                         (5,704)             8,798               (17,072)
              Inventories                                                    471                671                (2,293)
              Accounts payable                                             7,700            (15,292)                 3,764
              Other working capital, net                                  15,226            (21,534)                 3,492
         Other assets and liabilities                                        601             (6,911)                12,931
                                                                     ------------       ------------           ------------
Net cash provided by (used in) operating activities                       37,806            (54,039)                21,626

INVESTING ACTIVITIES

         Purchases of property, plant and equipment                       (3,885)            (2,296)               (9,085)
                                                                    --------------      -------------          ------------

Net cash used in investing activities                                     (3,885)            (2,296)               (9,085)

FINANCING ACTIVITIES

         Decrease in short term borrowings                                (2,349)            (3,805)               (5,238)
         Decrease in long term borrowings                                (14,266)                 0                  (728)
         Net receipts from (payments to) parent company                        0             60,848               (12,884)
                                                                    -------------       ------------           ------------

Net cash provided by (used in) financing activities                      (16,615)            57,043               (18,850)
                                                                    -------------       ------------           ------------

Effect of exchange rate on cash                                              347                 58                    825
                                                                    ------------        -----------           ------------

Increase (decrease) in cash                                               17,653                766                (5,484)
Cash and cash equivalents at beginning of period                           2,335              1,569                  5,484
                                                                    ------------        -----------           ------------

Cash and cash equivalents at end of period                       $        19,988         $    2,335         $            0
                                                                    ============        ===========         ==============


                         See accompanying notes.

                              KNOLL, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1996
                              (Unaudited)

Note 1:  Basis of Presentation

         The accompanying unaudited, consolidated financial statements of Knoll, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's registration statement on Form S-4.

         The pro forma statements of operations for the three and six months ended June 30, 1995 and six months ended June 30, 1996, reflect the acquisition of The Knoll Group, Inc. as if the acquisition occurred at the beginning of the applicable year.

Note 2:  Acquisition of Knoll

         T.K.G. Acquisition Corp. ("TKG") was formed in December 1995 in connection with the acquisition of The Knoll Group, Inc. and related entities ("Knoll") from Westinghouse Electric Corporation ("Westinghouse"). TKG does not have any significant assets, liabilities, or operations other than those incident to its formation, capitalization and acquisition of Knoll.

         On February 29, 1996, TKG issued and sold an aggregate of 1,000,000 shares of common stock, $.01 par value per share; and 1,599,000 shares of Series A 12% Participating Convertible Preferred Stock, $1.00 par value per share, for $100,000 and $159,900,000, respectively.

         On February 29, 1996, T.K.G. Acquisition Sub, Inc., a wholly owned subsidiary of TKG, acquired all of the outstanding capital stock of Knoll. On the same date, T.K.G. Acquisition Sub, Inc. and The Knoll Group, Inc. merged with and into Knoll North America, Inc., which thereupon changed its name to Knoll, Inc. As a result of these transactions, Knoll, Inc. became a direct wholly owned subsidiary of TKG. In addition to an equity contribution, the acquisition was funded through borrowings under the Company's credit facilities and the issuance of the Company's Senior Subordinated Notes. The specifics of the credit facilities and the Company's Senior Subordinated notes are:

                  $160,000,000 term loan facility with a group of banks with interest at LIBOR plus 2.5% due $5,000,000 in 1996, $20,000,000 in 1997, $23,000,000 in 1998, $27,000,000 in
                  1999, $34,000,000 in 2000, $40,500,000 in 2001, and
                  $10,500,000 in 2002.

                  $100,000,000 term loan facility with a group of banks with interest at LIBOR plus 3% due $250,000 in 1996, $1,000,000 in 1997, $1,000,000 in 1998, $1,000,000 in 1999, $1,000,000
                  in 2000, $1,000,000 in 2001, $47,500,000 in 2002 and
                  $47,250,000 in 2003.

                  $165,000,000 principal amount of 10-7/8% Senior Subordinated Notes due in 2006.

         The credit facilities and Senior Subordinated Notes of Knoll are unconditionally guaranteed by TKG.

         The cost of the acquisition, subject to certain post-closing adjustments, and the allocation of the purchase price on a preliminary basis is as follows:

         Net working capital                        $103,232,000
         Property, plant and equipment               191,379,000
         Other non-current liabilities, net          (15,547,000)
         Goodwill and other intangibles              305,936,000
                                                    --------------
                           Total                    $585,000,000

Note 3:  Income Taxes

         Income taxes for the three and four-month periods ended June 30, 1996 were computed using the effective tax rates estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. In 1995, and for the first two months of 1996, Knoll is included in a consolidated U.S. income tax return with Westinghouse and its subsidiaries. In accordance with SFAS 109, income taxes were provided for the three and six months ended June 30, 1995 and the two months ended February 29, 1996 as if Knoll had filed a separate tax return. The pro forma effective tax rates were 58.9% and 30.6% for the three month and six month periods ended June 30, 1995, respectively. The effective rates differ from U.S. statutory rates due to pro forma losses before income taxes generated in Europe for which no tax benefit has been recorded.

Note 4:  Stock Incentive Plan

         Effective February 29, 1996, TKG established the T.K.G. Acquisition Corp. 1996 Stock Incentive Plan (the "Plan") to increase its ability to attract and retain key employees of the Company. Under the Plan, awards denominated or payable in shares of the TKG stock may be granted to employees of the Company. The maximum number of shares that may be granted under the Plan are 1,500,000 shares of common stock. A Stock Plan Committee of TKG's Board of Directors has sole discretion concerning administration of the Plan including: selection of individuals to receive awards, types of awards, the terms and conditions of the awards and the time at which awards will be granted. The Plan may be terminated at any time at the discretion of the Board of Directors.

Note 5:  Goodwill and Other Intangibles

         The Company reviews the carrying value of goodwill and other intangibles on an ongoing basis if the facts and circumstances suggest that it may be impaired. Management uses an estimate of the undiscounted cash flows of the asset over the remaining life of the asset in measuring whether the intangible asset is recoverable. If such analysis indicates that an impairment has in fact occurred, the carrying value of the intangible asset is reduced to its estimated fair value.

Note 6:  Financial Instruments

         In managing interest rate exposure under the Company's term loan facilities, the Company has entered into interest rate collar agreements that effectively set the LIBOR component of the interest rate at a maximum ranging from 7.5% to 7.99% and at a minimum ranging from 5.00% to 5.50% during the three month period ended June 30, 1996. The interest rate collar agreements have a total notional principal amount of $200 million at June 30, 1996 and are with major financial institutions.

         The Company continually monitors its positions and the credit ratings of its counterparties and does not anticipate nonperformance by the counterparties.

         The aggregate maturities of the Company's interest rate collars are as follows (in thousands):

                  Year               Amount
                  ----               -------
                  1998              $ 35,000
                  1999               165,000
                                     -------
                                    $200,000

Note 7:  Corporate Services

         For the two month period ended February 29, 1996, the three month period ended June 30, 1995 and the six month period ended June 30, 1995, charges related to services provided by Westinghouse totaled $510,000, $826,000 and $1,652,000 respectively and are included in selling, general and administrative expenses.

Note 8:  Westinghouse Long-Term Incentive Compensation

         The results of operations for the two-month period ended February 29, 1996 include $47,900,000 of incentive compensation payable to the Company's employees as a result of consummation of the acquisition of Knoll from Westinghouse, which triggered the payment of awards and established the amounts of payments due under Westinghouse's long-term incentive plans.

                                KNOLL, INC.

        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations

General

         The Company is a leading manufacturer of office furniture, focusing on the middle to high end segments of the contract furniture market. The Company offers a broad range of office furniture and accessories, including office systems, seating, storage solutions and filing cabinets, desks and casegoods, and tables.

         The Company maintains manufacturing sites in the United States, Canada and Italy. The Company generally conducts its business in local currencies and reports its consolidated financial results in U.S. dollars. Fluctuations in the currency exchange rates of the countries in which the Company operates, such as the decline in the average exchange rate of the U.S. dollar to the Italian lire, can affect the Company's consolidated U.S. dollar-denominated financial results. The Company has no operations in countries that have experienced highly inflationary economies.

         The Company was formed in connection with its acquisition of the Knoll business unit ("Knoll") of Westinghouse Electric Corporation ("Westinghouse") on February 29, 1996. Prior to the acquisition, Knoll's results of operations are included in the consolidated U.S. federal income tax return of Westinghouse. The income tax expense and other tax-related information included in the financial statements are presented as if Knoll were not included in the consolidated tax returns of Westinghouse and require certain assumptions, allocations and significant estimates that management believes are reasonable to measure the tax consequences as if Knoll were a stand-alone taxpayer.

         This Management's Discussion and Analysis of Financial Condition and Results of Operations has been prepared using the unaudited actual results for the three months ended June 30, 1996, the unaudited pro forma results for the six months ended June 30, 1996 and the unaudited pro forma results for the three and six months ended June 30, 1995. The unaudited pro forma consolidated statements of operations for these periods give effect to the acquisition of Knoll from Westinghouse as if the acquisition occurred at the beginning of the applicable year. This presentation provides information about the continuing impact of the acquisition by showing how it might have affected historical financial statements if the acquisition had been consummated at an earlier time. Management believes that a comparison between actual and pro forma results for the three months ended June 30, 1996 is more meaningful than a comparison between actual results due to the significance of the acquisition.

         The following discussion should be read in conjunction with the consolidated financial statements and related notes of Knoll, as predecessor to the Company, and the unaudited pro forma consolidated financial statements and related notes of the Company.

Results of Operations

         Comparison of Second Quarter and Pro Forma Six Months Ended June 30, 1996 to Pro Forma Second Quarter and Pro Forma Six Months Ended June 30, 1995.

         Sales. Sales for the Second Quarter of 1996 were $166.5 million, an increase of $7.1 million, or 4.5%, above sales of $159.4 million for the Second Quarter of 1995. Sales for the first six months of 1996 were $304.8 million, a decrease of $2.0 million, or less than 1.0%, below the $306.8 million for the same period in 1995. This decrease was principally due to the discontinuance, announced in late 1994, of products that continued to be shipped during the first six months of 1995, which was substantially offset by higher sales of the Company's core products.

         Gross Profit. Gross profit was $56.6 million for the Second Quarter of 1996, an increase of $8.9 million, or 18.7%, above the $47.7 million for the Second Quarter of 1995. For the first six months of 1996, gross profit was $100.2 million, an increase of $14.3 million, or 16.7%, above the $85.9 million for the first six months of 1995. These increases were principally due to improved margins from better pricing and sales mix, factory cost reductions and improved operating efficiencies. The gross profit margin, as a percentage of sales, increased to 34.0% for the Second Quarter of 1996 from 30.0% for the Second Quarter 1995 and increased 32.9% for the first six months of 1996 from 28.0% for the first six months of 1995.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were $34.1 million for the Second Quarter of 1996, a decrease of $3.6 million, or 9.6%, below the $37.7 million for the Second Quarter of 1995. Selling, general and administrative expenses were $66.1 million for the first six months of 1996, a decrease of $5.4 million, or 7.6%, below the $71.5 million of the first six months of 1995. This decrease is primarily attributable to the ongoing savings and operating efficiencies derived from the consolidation and centralization efforts begun in mid-1994. As a percentage of sales, selling, general and administrative expenses decreased to 20.5% for the Second Quarter of 1996 from 23.7% for the Second Quarter 1995 and decreased to 21.7% for the first six months of 1996 from 23.3% for the first six months of 1995.

         Operating Income. Operating income increased to $22.4 million for the Second Quarter of 1996, an increase of $13.4 million, as compared to $9.0 million for the Second Quarter 1995. For the first six months of 1996, operating income was $34.1 million, an increase of $21.7 million over the $12.4 million for the first six months of 1995. This improvement was driven by better pricing, cost reductions, and improved operating efficiencies. As a percentage of sales, operating income increased to 13.5% for the Second Quarter of 1996 from 5.7% for the Second Quarter 1995 and increased to 11.2% for the first six months of 1996 from 4.1% for the first six months of 1995.

         Interest Expense. Interest expense was calculated on a pro forma basis for the Second Quarter of 1995 and for the first six months of 1996 and 1995 to approximate the capital structure that existed at the time of the acquisition.

         Other Income (Expense). Other income (expense) primarily represents foreign exchange gains and losses in Europe.

         Income Taxes. Income taxes were $4.9 million for the Second Quarter of 1996 as compared to $(0.7) million the Second Quarter of 1995 and $5.4 million for the first six months of 1996 compared to $(2.4) million for the first six months of 1995. The increase in income taxes was the result of higher pre-tax earnings in 1996.

Liquidity and Capital Resources

         Net working capital at June 30, 1996 was $89.7 million, which reflects an increase of $7.0 million over the year-end net working capital. During the four months ended June 30, 1996, the Company generated cash flows of $37.8 million from operating activities. Cash provided by operations resulted primarily from net earnings, depreciation and amortization, and changes in other working capital. The $15.2 million of changes in other working capital included increased accruals of $10.6 million for interest, $2.2 million for taxes and $1.0 for payroll. Also contributing to cash flow from operations during this period was an increase in accounts payable, which was substantially offset by an increase in accounts receivable.

         The Company's investing activities used $3.9 million during the four months ended June 30, 1996 for capital expenditures. The $16.6 million used by the Company in its financing activities during the four months ended June 30, 1996 included $15.0 million for the repayment of senior bank debt.

         As of June 30, 1996, the Company had available lines of credit of $50 million, all of which was available and unused. The Company believes that internally generated cash flow, together with borrowings under its lines of credit, will be sufficient to meet its cash needs for the next 12 months.

Backlog

         As of June 30, 1996, the Company's backlog of unfilled orders was $82.8 million. At June 30, 1995, the Company's backlog totaled $85.7 million. The Company expects to fill substantially all of the orders comprising its backlog by December 31, 1996, as the Company manufactures substantially all of its products to order and its average manufacturing lead time is approximately five weeks. As a result, backlog is not significant to the Company's business.

Statement Regarding Forward Looking Disclosure

         Certain portions of this Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain various forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which represent the Company's expectations or beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, the high level of the Company's indebtedness, which requires a substantial portion of the Company's cash flow from operations to be dedicated to debt service, making such cash flow unavailable for other purposes, and which could limit the Company's flexibility in reacting to changes in its industry or economic conditions generally. In addition, these statements are further qualified by other important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, the ability of the Company to sustain the cost savings achieved through its restructuring program; the Company's dependence on key personnel; the highly competitive nature of the markets in which the Company competes; the ability of the Company to maintain its relationships with its dealers; environmental laws and regulations, including those that may be enacted in the future, that affect the ownership and operation of Company's manufacturing plants; fluctuations in foreign currency exchange rates; and fluctuations in industry revenues driven by a variety of macroeconomic factors, including white collar employment levels, corporate cash flows, and non-residential commercial construction, as well as by a variety of industry factors such as corporate reengineering and restructuring, technology demands, ergonomic, health and safety concerns and corporate relocations.

                         PART II - OTHER INFORMATION

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibits:

   3.1*    Certificate of Incorporation.

   3.2*    By-Laws of the Registrant.

   4.1* Indenture, dated as of February 29, 1996, by and among T.K.G. Acquisition Sub, Inc., T.K.G. Acquisition Corp., The Knoll Group, Inc., Knoll North America, Inc., Spinneybeck Enterprises, Inc. and Knoll Overseas, Inc., as guarantors, and IBJ Schroder Bank & Trust Company, as trustee, relating to $165,000,000 principal amount of 10-7/8% Senior Subordinated Notes due 2006, including form of Initial Global Note.

   4.2* Supplemental Indenture, dated as of February 29, 1996, by and among the Company, as successor to T.K.G. Acquisition Sub, Inc., T.K.G. Acquisition Corp., The Knoll Group, Inc., Knoll North America, Inc., Spinneybeck Enterprises, Inc. and Knoll Overseas, Inc., as guarantors, and IBJ Schroder Bank & Trust Company, as trustee, relating to $165,000,000 principal amount of 10-7/8% Senior Subordinated Notes due 2006, including form of Initial Global Note.

   4.3* Credit Agreement, dated as of February 29, 1996, by and among T.K.G. Acquisition Sub, Inc., T.K.G. Acquisition Corp., The Knoll Group, Inc., Knoll North America, Inc., Spinneybeck Enterprises, Inc. and Knoll Overseas, Inc., as guarantors, NationsBank N.A., Chemical Bank and other lending institutions.

   4.4* Security Agreement, dated as of February 29, 1996, by and among T.K.G. Acquisition Sub, Inc., T.K.G. Acquisition Corp., The Knoll Group, Inc., Knoll North America, Inc., Spinneybeck Enterprises, Inc. and Knoll Overseas, Inc., as guarantors, NationsBank N.A and other lending institutions.

   4.5* Registration Rights Agreement, dated as of February 29, 1996, by and among T.K.G. Acquisition Sub, Inc., T.K.G. Acquisition Corp., The Knoll Group, Inc., Knoll North America, Inc., Spinneybeck Enterprises, Inc. and Knoll Overseas, Inc., as guarantors, and NationsBank Capital Markets, Inc., as Initial Purchaser.

  10.1* Stock Purchase Agreement, dated as of December 20, 1995, by and between Westinghouse and T.K.G. Acquisition Corp.

  10.2*    T.K.G. Acquisition Corp. 1996 Stock Incentive Plan.

    27     Financial Data Schedule.

- ------------------
* Incorporated by reference to the Company's Registration Statement in Form S-4 (File No. 333-2972), which was declared effective by the Commission on June 12, 1996.

         b.  Current Reports on Form 8-K:

         The Registrant did not file any reports on Form 8-K during the period beginning March 31, 1996 and ending June 30, 1996.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             KNOLL, INC.



Date: August  13, 1996                       By: /s/ Burton B. Staniar
                                                 ---------------------
                                                 Burton B. Staniar
                                                 Chairman of the Board and
                                                 Chief Executive Officer


Date: August  13, 1996                       By: /s/  Barry L. McCabe
                                                 --------------------
                                                 Barry L. McCabe
                                                 Vice President, Chief
                                                 Financial Officer, Treasurer,
                                                 Assistant Secretary and
                                                 Controller (Principal
                                                 Financial Officer and
                                                 Principal Accounting Officer)

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         T.K.G. ACQUISITION CORP.



Date: August 13, 1996                    By:  /s/ Burton B. Staniar
                                              ---------------------
                                              Burton B. Staniar
                                              Chairman of the Board and
                                              Chief Executive Officer


Date: August 13, 1996                    By:  /s/ Barry L. McCabe
                                              -------------------
                                              Barry L. McCabe Vice President,
                                              Chief Financial Officer,
                                              Treasurer and Assistant
                                              Secretary (Principal Financial
                                              Officer and Principal Accounting
                                              Officer)

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          KNOLL OVERSEAS, INC.



Date: August 13, 1996                     By:  /s/ Burton B. Staniar
                                               ---------------------
                                               Burton B. Staniar
                                               Chairman of the Board and
                                               Chief Executive Officer


Date: August 13, 1996                     By:  /s/ Barry L. McCabe
                                               -------------------
                                               Barry L. McCabe
                                               Vice President, Treasurer and
                                               Assistant Secretary (Principal
                                               Financial Officer and Principal
                                               Accounting Officer)

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SPINNEYBECK ENTERPRISES, INC.



Date: August 13, 1996                     By:  /s/ Roger B. Wall
                                              ------------------
                                              Roger B. Wall
                                              President


Date: August 13, 1996                     By:  /s/ Barry L. McCabe
                                               -------------------
                                               Barry L. McCabe Vice President,
                                               Treasurer and Assistant
                                               Secretary (Principal Financial
                                               Officer and Principal
                                               Accounting Officer)