Form 10-Q
period 1996-09-30
KNOLL INC
filed 1996-11-12
CIK 1011570

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

Commission file number: 333-02972



                                   KNOLL, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                         25-1648603
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                       Identification No.)

  T.K.G. Acquisition Corp.            Delaware                13-3873847
    Knoll Overseas, Inc.              Delaware                25-1648603
Spinneybeck Enterprises, Inc.         New York                16-1159029
(Exact name of registrants as      (State or other         (I.R.S. Employer
 specified in their charter)       jurisdiction of        Identification No.)
                                  incorporation or
                                   organization)

                  1235 Water Street, East Greenville, PA 18041
               (Address of principal executive offices, zip code)
                                 (215) 679-7991
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  |X|   No__

The number of outstanding shares of the registrant's common stock, par value $1.00 per share, as of September 30, 1996 was 1,000.

                                   KNOLL, INC.

                               INDEX TO FORM 10-Q



                                                                          Page
                                                                          ----
PART I -- FINANCIAL INFORMATION

ITEM 1 -- Financial Statements

Consolidated Balance Sheets
   Knoll, Inc. as of September 30, 1996.................................... 3
   The Knoll Group, Inc. (Predecessor)
        as of December 31, 1995............................................ 3

Consolidated Statements of Operations
   Knoll, Inc. for the three months ended September 30, 1996............... 4
   The Knoll Group, Inc. (Predecessor) for the three
        months ended September 30, 1995.................................... 4
   Knoll, Inc. for the seven months ended September 30, 1996............... 5
   The Knoll Group, Inc. (Predecessor) for the two
        months ended February 29, 1996..................................... 5
   The Knoll Group, Inc. (Predecessor) for the nine
        months ended September 30, 1995.................................... 5

Pro Forma Consolidated Statements of Operations
   Three months ended September 30, 1996 (Actual).......................... 6
   Three months ended September 30, 1995................................... 6
   Nine months ended September 30, 1996.................................... 6
   Nine months ended September 30, 1995.................................... 6

Consolidated Statements of Cash Flows
   Knoll, Inc. for the seven months ended September 30, 1996............... 7
   The Knoll Group, Inc. (Predecessor) for the two
        months ended February 29, 1996..................................... 7
   The Knoll Group, Inc. (Predecessor) for the nine
        months ended September 30, 1995.................................... 7

Notes to Consolidated Financial Statements................................. 8

ITEM 2 -- Management's Discussion and Analysis of
     Financial Condition and Results of Operations......................... 11


PART II -- OTHER INFORMATION

ITEM 6 -- Exhibits and Reports on Form 8-K................................. 15

Signature Pages............................................................ 16

                                   KNOLL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                                    The Knoll
                                                                   Group, Inc.
                                                                  (Predecessor)
                                                   September 30,   December 31,
                                                       1996           1995
                                                   -------------  -------------
                                                    (Unaudited)     (Audited)
ASSETS:
Current assets:
  Cash and cash equivalents                         $  21,729       $   1,569
  Accounts receivable, net                             99,823         114,592
  Inventories:
     Finished goods                                    17,646          14,842
     Work in process                                    8,316           8,718
     Raw materials                                     34,831          38,749
     Reserves                                          (5,291)         (2,666)
                                                    ---------       ---------
  Total inventories                                    55,502          59,643
  Deferred income taxes                                 7,941          18,273
  Prepaid and other current assets                      3,733           8,465
                                                    ---------       ---------
     Total current assets                             188,728         202,542
                                                    ---------       ---------
Property, plant, and equipment at cost                192,067         283,765
     Less accumulated depreciation                     14,487         119,132
                                                    ---------       ---------
Net property, plant and equipment                     177,580         164,633
Goodwill and other intangible assets                  311,726         240,772
Other noncurrent assets                                12,564          48,763
                                                    ---------       ---------
     Total assets                                   $ 690,598       $ 656,710
                                                    =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                  $  42,587       $  46,263
  Accrued payroll                                      18,346          19,486
  Accrued interest payable                              4,781            --
  Income taxes payable                                  2,836          13,973
  Short term borrowings                                  --             1,496
  Current portion of long term debt                    13,758           3,287
  Other current liabilities                            32,984          35,339
                                                    ---------       ---------
     Total current liabilities                        115,292         119,844
                                                    ---------       ---------
Long term debt                                        366,882             251
Postretirement benefits obligation                     24,591          20,593
Deferred income taxes                                    --            29,574
Other noncurrent liabilities                            7,493           5,997
                                                    ---------       ---------
     Total liabilities                                514,258         176,259
                                                    ---------       ---------
Stockholders' equity:
  Cumulative translation adjustment                       679         (22,866)
  Parent company investment                              --           503,317
  Common stock, $1.00 par value;
     authorized and issued 1,000 shares                     1            --
  Additional paid-in capital                          159,999            --
  Retained earnings                                    15,661            --
                                                    ---------       ---------
     Total stockholders' equity                       176,340         480,451
                                                    ---------       ---------
     Total liabilities and
        stockholders' equity                        $ 690,598       $ 656,710
                                                    =========       =========

                             See accompanying notes.

                                   KNOLL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                                ($ in thousands)


                                                                The Knoll Group,
                                                                      Inc.
                                                                  (Predecessor)
                                                   Three Months    Three Months
                                                      Ended           Ended
                                                   September 30,   September 30,
                                                       1996            1995
                                                   -------------  --------------

Sales ...................................          $ 167,184        $ 155,055

Cost of sales ...........................            107,988          101,563
                                                   ---------        ---------
Gross profit ............................             59,196           53,492

Selling, general and
  administrative expenses ...............             36,416           30,615

Allocated corporate
  expenses ..............................               --              2,400
                                                   ---------        ---------
Operating income ........................             22,780           20,477

Interest expense ........................              9,653              276

Other income (expense) ..................                322             (244)
                                                   ---------        ---------
Income before income
 taxes ..................................             13,449           19,957

Income taxes ............................              5,764            7,783
                                                   ---------        ---------

Net income ..............................          $   7,685        $  12,174
                                                   =========        =========


                             See accompanying notes.

                                   KNOLL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                                ($ in thousands)



                                                     The Knoll       The Knoll
                                                    Group, Inc.     Group, Inc.
                                                   (Predecessor)   (Predecessor)
                                     Seven Months    Two Months     Nine Months
                                         Ended         Ended           Ended
                                     September 30,  February 29,   September 30,
                                         1996           1996            1995
                                     ------------- -------------   ------------

Sales ..........................       $381,784       $ 90,232       $461,817

Cost of sales ..................        250,952         60,598        318,730
                                       --------       --------       --------

Gross profit ...................        130,832         29,634        143,087

Selling, general
  and administrative
  expenses .....................         81,082         20,372         99,657

Allocated corporate
  expenses .....................           --              921          7,100

Westinghouse long
  term incentive
  compensation .................           --           47,900           --
                                       --------       --------       --------

Operating income (loss) ........         49,750        (39,559)        36,330

Interest expense ...............         23,605            340            915

Other income (expense) .........            662           (296)           334
                                       --------       --------       --------

Income (loss) before
  income taxes .................         26,807        (40,195)        35,749

Income taxes ...................         11,146        (16,107)        16,414
                                       --------       --------       --------

Net income (loss) ..............       $ 15,661       $(24,088)      $ 19,335
                                       ========       ========       ========


                             See accompanying notes.

                                   KNOLL, INC.
                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                                ($ in thousands)



                                                    Actual            Pro Forma
                                                 Three Months        Three Months                     Pro Forma
                                                    Ended               Ended                    Nine Months Ended
                                                 September 30,       September 30,                  September 30,
                                                    1996                1995                   1996                 1995
                                                 -------------       -------------          ---------            ---------
Sales ...............................            $ 167,184            $ 155,055             $ 472,016            $ 461,817

Cost of sales .......................              107,988              102,622               312,654              323,461
                                                 ---------            ---------             ---------            ---------

Gross profit ........................               59,196               52,433               159,362              138,356

Selling, general and
 administrative expenses ............               36,416               32,364               102,486              103,875

Allocated corporate
 expenses ...........................                 --                  1,000                  --                  3,000
                                                 ---------            ---------             ---------            ---------

Operating income ....................               22,780               19,069                56,876               31,481

Interest expense ....................                9,653               10,110                30,683               30,837

Other income
 (expense) ..........................                  322                 (244)                  366                  334
                                                 ---------            ---------             ---------            ---------

Income (loss) before
 income taxes .......................               13,449                8,715                26,559                  978

Income taxes ........................                5,764                3,156                11,150                  786
                                                 ---------            ---------             ---------            ---------

Net income ..........................            $   7,685            $   5,559             $  15,409            $     192
                                                 =========            =========             =========            =========



                             See accompanying notes.

                                   KNOLL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                ($ in thousands)




                                                              The Knoll        The Knoll
                                                             Group, Inc.      Group, Inc.
                                                            (Predecessor)    (Predecessor)
                                             Seven Months     Two Months      Nine Months
                                                Ended           Ended            Ended
                                            September 30,    February 29,    September 30,
                                                 1996            1996             1995
                                            -------------    ------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                           $ 15,661         $(24,088)        $ 19,335
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
     Depreciation                               14,464            3,150           15,321
     Amortization of intangible assets           5,477            1,167            5,244
     Changes in assets and liabilities:
       Accounts receivable                       5,970            8,798          (10,716)
       Inventories                               1,822              671            4,156
       Accounts payable                         12,445          (15,292)          (5,743)
       Other current assets
         and liabilities                        12,132          (21,534)           4,068
       Noncurrent assets and liabilities         5,236           (6,911)          22,062
                                              --------         --------         --------
  Net cash provided by (used in)
   operating activities                         73,207          (54,039)          53,727
                                              --------         --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property, plant
    and equipment                               (6,773)          (2,296)         (13,908)
                                              --------         --------         --------
  Net cash used in investing activities         (6,773)          (2,296)         (13,908)
                                              --------         --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayment of short term borrowings            (1,476)          (3,805)         (17,227)
  Repayment of long term borrowings            (45,592)            --             (2,865)
  Net receipts from (payments to)
    parent company                                --             60,848          (26,251)
                                              --------         --------         --------
  Net cash provided by (used in)
     financing activities                      (47,068)          57,043          (46,343)
                                              --------         --------         --------
Effect of exchange rate on cash                     28               58            1,040
                                              --------         --------         --------

Increase (decrease) in cash                     19,394              766           (5,484)
Cash and cash equivalents at
 beginning of period                             2,335            1,569            5,484
                                              --------         --------         --------

Cash and cash equivalents at
 end of period                                $ 21,729         $  2,335         $      0
                                              ========         ========         ========


                             See accompanying notes.

                                   KNOLL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996
                                   (Unaudited)


Note 1:  Basis of Presentation

     The accompanying unaudited, consolidated financial statements of Knoll, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the seven months ended September 30, 1996 are not necessarily indicative of the results to be expected for the ten months ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's registration statement on Form S-4.

     The pro forma statements of operations for the three and nine months ended September 30, 1995 and nine months ended September 30, 1996, reflect the acquisition of The Knoll Group, Inc. as if the acquisition occurred at the beginning of the applicable year.

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

     $165,000,000 principal amount of 10-7/8% Senior Subordinated Notes due in 2006.

     The credit facilities and Senior Subordinated Notes of the Company are unconditionally guaranteed by TKG.

     The cost of the acquisition, subject to certain post-closing adjustments, and the allocation of the purchase price on a preliminary basis is as follows:

         Net working capital                                $ 97,715,000
         Property, plant and equipment                       184,691,000
         Other non-current liabilities, net                  (15,447,000)
         Goodwill and other intangibles                      318,041,000
                                                            ------------
                           Total                            $585,000,000
                                                            ------------

Note 3:  Income Taxes

     Income taxes for the three and seven-month periods ended September 30, 1996 were computed using the effective tax rates estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. In 1995, and for the first two months of 1996, Knoll is included in a consolidated U.S. income tax return with Westinghouse and its subsidiaries. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," income taxes were provided for the three and nine months ended September 30, 1995 and the two months ended February 29, 1996 as if Knoll had filed a separate tax return. The pro forma effective tax rates were 36.2% and 80.4% for the three month and nine month periods ended September 30, 1995, respectively. The effective rate for the nine month period ended September 30, 1995 differs from the U.S. statutory rate due to pro forma losses before income taxes generated in Europe for which no tax benefit has been recorded.

Note 4:  Stock Incentive Plan

     Effective February 29, 1996, TKG established the T.K.G. Acquisition Corp. 1996 Stock Incentive Plan (the "Plan") to increase its ability to attract and retain key employees of the Company. Under the Plan, awards denominated or payable in shares of TKG stock may be granted to employees of the Company. The maximum number of shares that may be granted under the Plan are 1,500,000 shares of common stock. A Stock Plan Committee of TKG's Board of Directors has sole discretion concerning administration of the Plan including: selection of individuals to receive awards, types of awards, the terms and conditions of the awards and the time at which awards will be granted. The Plan may be terminated at any time at the discretion of the Board of Directors.

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


Note 6:  Financial Instruments

     In managing interest rate exposure under the Company's term loan facilities, the Company has entered into interest rate collar agreements that effectively set the LIBOR component of the interest rate at a maximum and minimum rate on a notional principal amount. During the three month period ended September 30, 1996, the maximum and minimum rates ranged from 7.5% to 7.99% and from 5.00% to 5.50%, respectively. In addition, the total notional principal amount for 1996 is $200 million. This notional principal amount will decrease based on the following aggregate maturities:

                  Year                            Amount
                  ----                            ------
                  1998                        $ 70,000,000
                  1999                         130,000,000
                                              ------------
                                              $200,000,000
                                              ------------

     The interest rate collar agreements are with major financial institutions. The Company continually monitors its positions and the credit ratings of its counterparties and does not anticipate nonperformance by the counterparties.

Note 7:  Corporate Services

     For the two month period ended February 29, 1996, the three month period ended September 30, 1995 and the nine month period ended September 30, 1995, charges related to services provided by Westinghouse totaled $510,000, $826,000 and $2,478,000, respectively, and are included in selling, general and administrative expenses.

Note 8:  Westinghouse Long-Term Incentive Compensation

     The results of operations for the two-month period ended February 29, 1996 include $47,900,000 of incentive compensation payable to the Company's employees as a result of consummation of the acquisition of Knoll from Westinghouse. Such acquisition triggered the payment of awards and established the amounts of payments due under Westinghouse's long-term incentive plans.

                                   KNOLL, INC.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations



General

     Knoll, Inc. (the "Company") is a leading manufacturer of office furniture, focusing on the middle to high end segments of the contract furniture market. The Company offers a broad range of office furniture and accessories, including office systems, seating, storage solutions and filing cabinets, desks and casegoods, and tables.

     The Company maintains manufacturing sites in the United States, Canada and Italy. The Company generally conducts its business in local currencies and reports its consolidated financial results in U.S. dollars. Fluctuations in the currency exchange rates of the countries in which the Company operates can affect the Company's consolidated U.S. dollar-denominated financial results. The Company has no operations in countries that have experienced highly inflationary economies.

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

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" has been prepared using the unaudited actual results for the three months ended September 30, 1996, the unaudited pro forma results for the nine months ended September 30, 1996 and the unaudited pro forma results for the three and nine months ended September 30, 1995. The unaudited pro forma consolidated statements of operations for these periods give effect to the acquisition of Knoll from Westinghouse as if the acquisition occurred at the beginning of the applicable year. This presentation provides information about the continuing impact of the acquisition by showing how it might have affected historical financial statements if the acquisition had been consummated at an earlier time. Management believes that a comparison between actual 1996 and pro forma 1995 results for the three months ended September 30 is more meaningful than a comparison between actual results due to the significance of the acquisition.

     The following discussion should be read in conjunction with the consolidated financial statements and related notes of Knoll, as predecessor to the Company, and the unaudited pro forma consolidated financial statements and related notes of the Company.

Results of Operations

     Comparison of Third Quarter and Pro Forma Nine Months Ended September 30, 1996 to Pro Forma Third Quarter and Pro Forma Nine Months Ended September 30, 1995.

     Sales. Sales for the Third Quarter of 1996 were $167.2 million, an increase of $12.1 million, or 7.8%, above sales of $155.1 million for the Third Quarter of 1995. Sales for the first nine months of 1996 were $472.0 million, an increase of $10.2 million, or 2.2% greater than the $461.8 million for the same period in 1995. These increases are attributable to sales growth in all major product lines in North America offset by a decrease in European volume and approximately $8.5 million in sales of discontinued product during the first six months of 1995.

     Gross Profit. Gross profit was $59.2 million for the Third Quarter of 1996, an increase of $6.8 million, or 12.9%, above the $52.4 million for the Third Quarter of 1995. For the first nine months of 1996, gross profit was $159.4 million, an increase of $21.0 million, or 15.2%, above the $138.4 million for the first nine months of 1995. These increases were principally due to improved margins from better pricing and sales mix, factory cost reductions and improved operating efficiencies. The gross profit margin, as a percentage of sales, increased to 35.4% for the Third Quarter of 1996 from 33.8% for the Third Quarter of 1995 and increased to 33.8% for the first nine months of 1996 from 30.0% for the first nine months of 1995.

     Selling, General and Administrative Expenses and Allocated Corporate Expenses. Selling, general and administrative expenses were $36.4 million for the Third Quarter of 1996, an increase of $3.0 million, or 9.0%, above the $33.4 million of selling, general, and administrative expenses and allocated corporate expenses for the Third Quarter of 1995. The increase is primarily due to increased sales incentive compensation related to higher volumes and increased costs of employee benefit plans. Selling, general and administrative expenses were $102.5 million for the first nine months of 1996, a decrease of $4.4 million, or 4.1%, below the $106.9 million of selling, general, and administrative expenses and allocated corporate expenses for the first nine months of 1995. This decrease is primarily attributable to the ongoing savings and operating efficiencies derived from the consolidation and centralization efforts begun in mid-1994. As a percentage of sales, selling, general and administrative expenses increased to 21.8% for the Third Quarter of 1996 from 21.5% for the Third Quarter of 1995 and decreased to 21.7% for the first nine months of 1996 from 23.1% for the first nine months of 1995.

     Operating Income. Operating income increased to $22.8 million for the Third Quarter of 1996, an increase of $3.7 million, or 19.4%, above the $19.1 million for the Third Quarter of 1995. For the first nine months of 1996, operating income was $56.9 million, an increase of $25.4 million, or 80.6%, over the $31.5 million for the first nine months of 1995. These improvements were driven by better pricing and sales mix, cost reductions, and improved operating efficiencies. As a percentage of sales, operating income increased to 13.6% for the Third Quarter of 1996 from 12.3% for the Third Quarter of 1995 and increased to 12.0% for the first nine months of 1996 from 6.8% for the first nine months of 1995.

     Interest Expense. Interest expense was calculated on a pro forma basis for the Third Quarter of 1995 and for the first nine months of 1996 and 1995 to approximate the capital structure that existed at the time of the acquisition. Interest expense for the three months ended September 30, 1996 benefitted from the prepayment of senior bank term debt during the Second and Third Quarters of 1996.

     Other Income (Expense). Other income (expense) primarily represents foreign exchange gains and losses in Europe.

     Income Taxes. Income taxes were $5.8 million for the Third Quarter of 1996 as compared to $3.2 million for the Third Quarter of 1995 and $11.2 million for the first nine months of 1996 compared to $0.8 million for the first nine months of 1995. The increase in income taxes was the result of higher pre-tax earnings in 1996. The pro forma effective tax rates were 36.2% and 80.4% for the three month and nine month periods ended September 30, 1995, respectively. The effective rate for the nine month period ended September 30, 1995 differs from the U.S. statutory rate due to pro forma losses before income taxes generated in Europe for which no tax benefit has been recorded.

Liquidity and Capital Resources

     Net working capital at September 30, 1996 was $73.4 million, which reflects a decrease of $9.3 million over the year-end 1995 net working capital. During the seven months ended September 30, 1996, the Company generated cash flows of $73.2 million from operating activities. Cash provided by operations resulted primarily from net earnings, depreciation and amortization. Also contributing to cash flows from operations during this period were increases in accounts payable and other current liabilities along with reductions in accounts receivable and inventories. The $12.1 million of changes in other current assets and liabilities included increased accruals of $4.8 million for interest, $2.8 million for taxes and $5.0 for payroll.

     The Company's investing activities used $6.8 million during the seven months ended September 30, 1996 for capital expenditures. The $47.1 million used by the Company in its financing activities during the seven months ended September 30, 1996 included $45.0 million for the prepayment of senior bank term debt.

     As of September 30, 1996, the Company had available lines of credit of $50 million, all of which was available and unused. The Company believes that internally generated cash flow, together with borrowings under its lines of credit, will be sufficient to meet its cash needs for the next 12 months.

Backlog

     As of September 30, 1996, the Company's backlog of unfilled orders was $92.5 million. At September 30, 1995, the Company's backlog totaled $80.4 million. The Company expects to fill substantially all of the orders comprising its backlog by December 31, 1996, as the Company manufactures substantially all of its products to order and its average manufacturing lead time is approximately five weeks. As a result, backlog is not a significant factor used to predict the Company's long-term business prospects.

Statement Regarding Forward Looking Disclosure

     Certain portions of this Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain various forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which represent the Company's expectations or beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, the high level of the Company's indebtedness, which requires a substantial portion of the Company's cash flows from operations to be dedicated to debt service, making such cash flows unavailable for other purposes, and which could limit the Company's flexibility in reacting to changes in its industry or economic conditions generally. In addition, these statements are further qualified by other important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, the ability of the Company to sustain the cost savings achieved through its restructuring program; the Company's dependence on key personnel; the highly competitive nature of the markets in which the Company competes; the ability of the Company to maintain its relationships with its dealers; environmental laws and regulations, including those that may be enacted in the future, that affect the ownership and operation of the Company's manufacturing plants; fluctuations in foreign currency exchange rates; and fluctuations in industry revenues driven by a variety of macroeconomic factors, including white collar employment levels, corporate cash flows, and non-residential commercial construction, as well as by a variety of industry factors such as corporate reengineering and restructuring, technology demands, ergonomic, health and safety concerns and corporate relocations.

                           PART II - OTHER INFORMATION


ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits:


     3.1*    Certificate of Incorporation of Knoll, Inc.
     3.2*    By-laws of Knoll, Inc.
     3.3     Amended and Restated Certificate of Incorporation of T.K.G.
             Acquisition Corp.
     3.4*    By-laws of T.K.G. Acquisition Corp.
     3.5*    Restated Certificate of Incorporation of Knoll Overseas, Inc.
     3.6*    By-laws of Knoll Overseas, Inc.
     3.7*    Certificate of Incorporation of Spinneybeck Enterprises, Inc.
     3.8*    By-laws of Spinneybeck Enterprises, Inc.
     4.1*    Indenture, dated as of February 29, 1996, by and among T.K.G.
             Acquisition Sub, Inc., T.K.G. Acquisition Corp., The Knoll
             Group, Inc., Knoll North America, Inc., Spinneybeck Enterprises,
             Inc. and Knoll Overseas, Inc., as guarantors, and IBJ Schroder
             Bank & Trust Company, as trustee, relating to $165,000,000 principal amount of 10-7/8% Senior Subordinated Notes due 2006, including form of Initial Global Note.
     4.2*    Supplemental Indenture, dated as of February 29, 1996, by and among the Company, as successor to T.K.G. Acquisition Sub, Inc.,
             T.K.G. Acquisition Corp., The Knoll Group, Inc., Knoll North
             America, Inc., Spinneybeck Enterprises, Inc. and Knoll Overseas,
             Inc., as guarantors, and IBJ Schroder Bank & Trust Company, as trustee, relating to $165,000,000 principal amount of 10-7/8%
             Senior Subordinated Notes due 2006, including form of Initial
             Global Note.
     4.3*    Credit Agreement, dated as of February 29, 1996, by and among
             T.K.G. Acquisition Sub, Inc., T.K.G. Acquisition Corp., The Knoll
             Group, Inc., Knoll North America, Inc., Spinneybeck Enterprises,
             Inc. and Knoll Overseas, Inc., as guarantors, NationsBank N.A.,
             Chemical Bank and other lending institutions.
     4.4*    Security Agreement, dated as of February 29, 1996, by and among
             T.K.G. Acquisition Sub, Inc., T.K.G. Acquisition Corp., The Knoll
             Group, Inc., Knoll North America, Inc., Spinneybeck Enterprises,
             Inc. and Knoll Overseas, Inc., as guarantors, NationsBank N.A.
             and other lending institutions.
     4.5*    Registration Rights Agreement, dated as of February 29, 1996, by and among T.K.G. Acquisition Sub, Inc., T.K.G. Acquisition Corp.,
             The Knoll Group, Inc., Knoll North America, Inc., Spinneybeck
             Enterprises, Inc. and Knoll Overseas, Inc., as guarantors, and
             NationsBank Capital Markets, Inc., as Initial Purchaser.
    10.1*    Stock Purchase Agreement, dated as of December 20, 1995, by and between Westinghouse and T.K.G. Acquisition Corp.
    10.2*    T.K.G. Acquisition Corp. 1996 Stock Incentive Plan.
    27       Financial Data Schedule.

b.  Current Reports on Form 8-K:

    The registrant did not file any reports on Form 8-K during the three month period ended September 30, 1996.

---------------------
* Incorporated by reference to the Company's Registration Statement in Form S-4 (Registration No. 333-2972), which was declared effective by the Commission on June 12, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               KNOLL, INC.



Date: November 12, 1996                        By: /s/ Burton B. Staniar
                                                   ---------------------
                                                   Burton B. Staniar
                                                   Chairman of the Board and
                                                   Chief Executive Officer


Date: November 12, 1996                        By: /s/ Douglas J. Purdom
                                                   ---------------------
                                                   Douglas J. Purdom
                                                   Senior Vice President and
                                                   Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               T.K.G. ACQUISITION CORP.



Date: November 12, 1996                        By: /s/ Burton B. Staniar
                                                   ---------------------
                                                   Burton B. Staniar
                                                   Chairman of the Board and
                                                   Chief Executive Officer


Date: November 12, 1996                        By: /s/ Douglas J. Purdom
                                                   ---------------------
                                                   Douglas J. Purdom
                                                   Senior Vice President and
                                                   Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                KNOLL OVERSEAS, INC.



Date: November 12, 1996                         By: /s/ Burton B. Staniar
                                                    ---------------------
                                                    Burton B. Staniar
                                                    Chairman of the Board and
                                                    Chief Executive Officer


Date: November 12, 1996                         By: /s/ Douglas J. Purdom
                                                    ---------------------
                                                    Douglas J. Purdom
                                                    Vice President and
                                                    Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 SPINNEYBECK ENTERPRISES, INC.



Date: November 12, 1996                          By: /s/ Roger B. Wall
                                                     -----------------
                                                     Roger B. Wall
                                                     President


Date: November 12, 1996                          By: /s/ Douglas J. Purdom
                                                     ---------------------
                                                     Douglas J. Purdom
                                                     Vice President and
                                                     Chief Financial Officer