Form 10-K
period 1996-12-31
KNOLL INC
filed 1997-03-28
CIK 1011570

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                      or

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM      TO

                         Commission File No. 333-02972

                                  KNOLL, INC.

        A Delaware Corporation           I.R.S. Employer No. 13-3873847

                               1235 Water Street
                      East Greenville, Pennsylvania 18041
                        Telephone Number (215) 679-7991

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]
There is no public market for the voting stock of the Registrant.

At March 27, 1997, 2,322,500 shares of the Registrant's common stock, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

GENERAL

  Knoll, Inc., a Delaware corporation, is the successor by merger to the business and operations of The Knoll Group, Inc. and related entities ("The Knoll Group"), which were acquired on February 29, 1996 (the "Acquisition") from Westinghouse Electric Corporation ("Westinghouse"). The Knoll Group was created by Westinghouse in 1989 and 1990, when it acquired The Shaw-Walker Company, Reff Inc. and Knoll International, Inc. and combined them with its Westinghouse Furniture Systems division.

  The Acquisition was completed by T.K.G. Acquisition Corp. ("TKG"), a corporation majority-owned by Warburg, Pincus Ventures, LLC ("Warburg") and whose other stockholders are NationsBanc Investment Corp. and members of Knoll's management. In the Acquisition, a wholly owned subsidiary of TKG acquired all of the outstanding capital stock of The Knoll Group and was merged, together with The Knoll Group, Inc. into a Knoll Group subsidiary which changed its name in the merger to "Knoll, Inc." On March 14, 1997, Knoll, Inc. was merged into TKG, which changed its name in the merger to "Knoll, Inc." Unless the context requires or specifies otherwise, the terms "Knoll" and the "Company" refer to Knoll, Inc., its subsidiaries and predecessor entities as a combined entity.

  The Company is engaged in the design, manufacture, and distribution of office furniture products and accessories, focusing on the middle to high end of the contract furniture market. The Company's principal executive offices are located at 1235 Water Street, East Greenville, Pennsylvania 18041, and its telephone number is (215) 679-7991.

  Except as otherwise indicated, the market and Company market share data contained in this Form 10-K are based on information from The Business and Institutional Furniture Manufacturer's Association ("BIFMA"), the United States office furniture trade association. The Company believes that such data are considered within the industry to be the best available and generally are indicative of the Company's relative market share and competitive position.

INDUSTRY OVERVIEW

  The U.S. office furniture market consists of five major product categories: office systems, seating, storage, desks and casegoods, and tables. The following table indicates the percentage of sales that each product category contributed to the estimated U.S. office furniture industry in 1996.

                                                              U.S.     % OF U.S.
      PRODUCT CATEGORY                                     MARKET SIZE  MARKET
      ----------------                                     ----------- ---------
                                                               (IN
                                                            BILLIONS)
      Office systems......................................    $3.4       34.1%
      Seating.............................................     2.6       25.4
      Storage.............................................     1.4       14.1
      Desks and casegoods.................................     1.6       16.4
      Tables..............................................     0.7        6.6

  Office systems consist of movable panels, work surfaces and storage units, electrical distribution, lighting, organizing tools and freestanding components. These modular systems are popular with customers who require flexible space configurations, or where many people share open floor space as is common in modern office buildings. Both seating, ranging from executive desk chairs to task chairs and side chairs, and storage products, such as overhead shelving, file cabinets and desk pedestals (file cabinets that serve to support desks), are sold to users of office systems and also are sold separately to non-systems users. Desks and tables range from classic writing desks in private offices to conference and meeting room tables that can accommodate sophisticated technological demands.

  The Company believes that fundamental shifts in the nature of corporate organizational structures, technology and work processes are driving growth in the office furniture industry. Companies increasingly use workplace design and furniture purchase decisions as catalysts for organizational and cultural change. Several significant factors that influence this change include: continued corporate reengineering, restructuring and reorganizing; corporate relocations; new office technology and the resulting necessity for improved wire and data management; and heightened sensitivity to concerns about ergonomic standards. In addition, other factors such as white collar employment levels, corporate cash flow and non-residential construction reflect certain macroeconomic conditions which management believes influence industry growth.

PRODUCTS

  The Company offers a broad range of office furniture and accessories in five basic categories: (i) office systems, comprised mainly of the Reff, Morrison and Equity product lines; (ii) seating, including the Sapper, Bulldog, Parachute and SoHo chairs; (iii) storage solutions and filing cabinets, including the Calibre collection; (iv) desks and casegoods, including bookcases and credenzas; and (v) tables. The Company's KnollStudio collection features its signature design classics, including high image side chairs, sofas, desks and tables for both office and home use. The Company also carries its own lines of textiles sold under the KnollTextiles brand, lines of leather products sold under the Spinneybeck name and a line of desk, office and computer accessories under the KnollExtra brand that complement its furniture products and are also sold to other manufacturers or with products manufactured by others.

  Since 1994, nearly every product line, including each office system, has been put under the individual management of an experienced product line manager who carefully considers its market, competitive and strategic positioning, marketing plan, costs, pricing, gross margin and gross profit objective. The Company's product line managers have conducted extensive market studies and, in coordination with the product development team that was brought under their control, used the results of the studies to re-design portions of every major product line in an effort to respond to customer needs and reduce manufacturing costs.

  The following is a description of the Company's major product categories and lines:

 Office Systems

  The Company offers a complete line of systems products in order to meet the needs of a variety of organizations. Systems may be used for teamwork settings, private offices and open floor plans and are composed of adjustable partitions, work surfaces, storage cabinets and electrical and lighting systems which can be moved, re-configured and re-used within the office. Systems therefore offer a cost effective and flexible alternative to traditional drywall office construction. The Company has focused on this area of the office furniture industry because it is the largest category, typically provides attractive gross margins and often leads to repeat and add-on sales of additional systems, complementary furniture and furniture accessories.

 Seating

  The Company believes that the office seating market includes three major segments: the "appearance," "comfort" and "basic" segments. The Company offers a complete line of seating in the appearance and comfort segments at various price, appearance, comfort and performance levels. The majority of sales in the U.S. seating market are made to the same customers as are the office systems sales.

 Storage Solutions and Filing Cabinets

  The Company offers a variety of storage options designed to be integrated with its office systems as well as with its and others' stand-alone furniture. These products consist of stand-alone metal filing, storage and desk products that integrate into and support the Company's systems sales. They also function as free-standing furniture in private offices or open-plan environments. These products support the Company's strategy of providing its customers with a one-stop source for office furniture and selling products to businesses whose office furniture systems are provided by its competitors.

 Desks and Casegoods

  The Company's collections of stand-alone wood furniture items, such as desks, bookshelves and credenzas, are available in a range of designs and price points. These products combine contemporary styling with sophisticated workplace solutions and attract a wide variety of customers, from those conducting large office reconfigurations to small retail purchasers. Casegoods are part of the Company's strategy of being a one-stop source of quality office furniture.

 Tables

  The Company recently has expanded its offerings in the table category of the market with its innovative line of adjustable Interaction tables. Interaction tables are designed to be integrated into the Company's systems lines and to provide customers with ergonomically superior work surfaces. Additionally, these tables are often sold as stand-alone products to non-systems customers. In 1995, the Company introduced an award winning line of Propeller meeting and conference tables that provide advanced wire management and technology support while offering sufficient flexibility to allow end users to reconfigure a meeting room quickly and easily to accommodate their specific needs.

 KnollStudio

  The Company's historically significant KnollStudio collection serves the design-conscious segment of the fine furniture contract market, providing the architect and design community and customers with sophisticated furniture for high-profile office and home uses. KnollStudio provides a marketing umbrella for the full range of the Company's office products and is recognized as the "design engine" of the Company. KnollStudio products, including a wide variety of chairs and sofas, as well as conference, training, side and dining tables, were created by many of this century's most prominent architects and designers, such as Ludwig Mies van der Rohe, Marcel Breuer, Eero Saarinen and Frank Gehry, for prestigious corporate and residential interiors. This line includes complete collections by individual designers as well as distinctive single items.

 Complementary Products

  The Company offers product lines that complement its primary office systems and seating business, permitting it to sell a complete package of office interiors by supplying many of its own component products. Such products help maintain the Company's unique design image by incorporating elements developed by its own team of designers.

  KnollExtra. KnollExtra is a rapidly growing line of desk and office accessories, including letter trays, sorters, binder bins, file holders, calendars, desk pads, planters, wastebaskets and bookends. In addition, KnollExtra offers a number of computer accessories and ergonomic office products.

  KnollTextiles. KnollTextiles offers a wide range of coverings for walls, panels and seating. KnollTextiles was established in 1947 to develop high quality fabrics for Knoll furniture. These products allow the Company to distinguish its systems offerings by providing specialty fabric options and flexibility in fabric selection and application. As it does with its furniture lines, the Company uses many independent designers to create its fabrics which has helped it establish what management believes to be a unique reputation for textile design.

  Leather. Spinneybeck Enterprises, Inc., a wholly owned subsidiary of the Company, supplies quality upholstery leather to the Company, to other furniture manufacturers and to aviation, custom coach and boating manufacturers.

 European Products

  Knoll Europe has a broad product offering which allows customers to single-source a complete office environment, including certain products designed specifically for the European market. Knoll Europe's core product categories include: (i) office systems, including the Hannah Desking System which is targeted to Northern Europe, the Allesandri System which is targeted to the French market and the SoHo Desking System, which has broad market appeal; (ii) KnollStudio, which serves the image- and design-oriented segment of the fine furniture market; (iii) seating, including a comprehensive range of chairs such as Sapper, Bulldog, and Parachute; and (iv) cabinets, which are designed to complement its systems products. The Company also sells its products designed and manufactured in North America to the international operations of its core North American customers.

PRODUCT DESIGN AND DEVELOPMENT

  Knoll's design philosophy is linked to its commitment to working with the world's preeminent designers to develop products that delight and inspire. The Company's collection of classic and current designs includes works by such internationally recognized architects and designers as Ludwig Mies van der Rohe, Marcel Breuer, Eero Saarinen, Harry Bertoia, Massimo Vignelli and Frank Gehry. Today, the Company continues to engage prominent outside architects and designers to create new products and product enhancements. By combining the creative vision of architects and designers with a corporate commitment to products which address changing business needs, the Company seeks to launch new offerings which achieve recognition in the architect and design community and generate strong demand among corporate customers.

  Since 1994, under the leadership of Carl G. Magnusson, the Company's Senior Vice President-Design, the Company has won over 20 design awards for its recent product introductions. An important part of the Company's product development capabilities is its responsiveness to customer needs and flexibility to handle customized manufacturing requests. In order to develop products across its product range, the Company works closely with independent designers from a number of industries. By utilizing these long-standing design relationships and listening to customers to analyze their needs, since 1994 the Company has redesigned or enhanced virtually every product line in order to better meet customer preferences.

SALES AND DISTRIBUTION

  The Company employs approximately 290 direct sales representatives, who work closely with its approximately 200 independent dealers in North America to present the Company's products to prospective customers. The sales force, in conjunction with the dealer network, has close relationships with architects, designers and corporate facility managers, who often have a significant influence on product selection on large orders.

  In addition to coordinating sales efforts with the Company's sales representatives, the Company's dealers generally handle project management, installation and maintenance for the account after the initial product selection and sale. Although many of these dealers also carry products of other manufacturers, none of them acts as a dealer for the Company's principal direct competitors. The Company has not experienced significant turnover in its dealer network except at its own initiation, as the dealer's economic investment in learning all aspects of a particular manufacturer's product offerings and the value of the relationships the dealer forms with the Company and with customers discourage dealers from changing their vendor affiliations. The Company is not dependent on any one of its dealers, the largest of them accounting for less than 5% of the Company's 1996 North American sales. No customer represents more than 10% of the Company's 1996 North American sales. However, a number of U.S. government agencies purchase the Company's products through multiple contracts with the General Services Administration ("GSA"). Sales to the GSA aggregated approximately 10% in 1996.

  In Europe, the Company sells its products in largely the same manner as it does in North America, through a direct sales force and a network of dealers, though each major European market has its own distinct characteristics. In the Latin American and Asia-Pacific markets, the Company uses both dealers and independent licensees.

MANUFACTURING AND OPERATIONS

  The Company operates four manufacturing sites in North America, with plants located in East Greenville, Pennsylvania; Grand Rapids and Muskegon, Michigan; and Toronto, Canada. In addition, the Company has two plants in Italy: one in Foligno and one in Graffignana. In 1994, all of the Company's plants were awarded registration to ISO 9000, an internationally developed set of manufacturing facility quality criteria.

RAW MATERIALS AND SUPPLIERS

  Based on management's initiatives, the Company has centralized purchasing in its East Greenville facility and has formed close working relationships with its main suppliers. This effort focuses on achieving purchasing economies and "just-in-time" inventory practices. The Company utilizes steel, lumber, paper, paint, plastics, laminates, particleboard, veneers, glass, fabrics, leathers and upholstery filling material. Management currently maintains no long-term supply contracts and believes that the supply sources for these materials are adequate. The Company does not rely on any sole source suppliers for any of its raw materials (other than certain electrical products).

COMPETITION

  The office furniture market is highly competitive. Office furniture companies compete on the basis of (i) product design, including ergonomic and aesthetic factors, (ii) product quality and durability, (iii) price (primarily in the middle and budget segments), (iv) on-time delivery and (v) service and technical support. In the United States, where the Company had a 5.8% market share and derived approximately 86% of its sales in 1996, five companies (including the Company) represent approximately 59% of the market.

  Many of the Company's competitors, especially those in North America, are large and have significantly greater financial, marketing, manufacturing and technical resources than those of the Company. The Company's most significant competitors in its primary markets are Steelcase, Inc., Herman Miller, Inc., Haworth, Inc. and HON Industries, Inc. These competitors have a substantial volume of furniture installed at businesses throughout the country, providing a continual source of demand for further products and enhancements. Although the Company believes that it has been able to compete successfully in its markets to date, there can be no assurance that it will be able to continue to do so in the future.

  The European market accounted for approximately 8% of the Company's sales in 1996. This market is highly fragmented, as the combined sales of the estimated top 20 manufacturers represent less than 40% of the market. The Company believes that no single company holds more than a 5% share of the European market.

PATENTS AND TRADEMARKS

  The Company has approximately 87 active United States utility patents on various components used in its products and systems and approximately 115 active United States design patents. The Company also has approximately 200 patents in various foreign countries. Knoll(R), The Knoll Group(R), KnollStudio(R), KnollExtra(R), Reff(TM), Bulldog(R), Calibre(R), Equity(R), Parachute(R), Good Design Is Good Business(R), Propeller(TM) and SoHo(TM) are trademarks of the Company. The Company considers securing and protecting its intellectual property rights to be important to its business.

BACKLOG

  The Company's backlog of unfilled orders was $94.1 million at December 31, 1996 and $70.8 million at December 31, 1995. The Company expects to fill all outstanding unfilled orders within the next twelve months. The Company manufactures substantially all of its products to order, and its average manufacturing time is approximately five weeks. As a result, backlog is not a significant factor used to predict the Company's long-term business prospects.

FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

  For information regarding foreign and domestic operations and exports sales, refer to Note 21 (Business Segment and Geographical Region Information) of the Notes to the Consolidated Financial Statements beginning on page F-26.

ENVIRONMENTAL MATTERS

  The Company believes that it is substantially in compliance with all applicable laws and regulations for the protection of the environment and the health and safety of its employees based upon existing facts known to management. Compliance with federal, state, local and foreign environmental regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes and other related activities has had and will continue to have an impact on the operations of the Company, but has, since the formation of Knoll in 1990, been accomplished without having a material adverse effect on the operations of the Company. There can be no assurance that such regulations will not change in the future or that the Company will not incur material costs as a result of such regulations. While it is difficult to estimate the timing and ultimate costs to be incurred due to uncertainties about the status of laws, regulations and technology, management presently has no planned expenditures of significant amounts for future environmental compliance. The Company has trained staff responsible for monitoring compliance with environmental, health and safety requirements. The Company's ultimate goal is to reduce and, wherever possible, eliminate the creation of hazardous waste in its manufacturing processes.

  The Company has been identified as a potentially responsible party pursuant to the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") for remediation costs associated with waste disposal sites previously used by the Company. CERCLA imposes liability without regard to fault or the legality of the disposal. The remediation costs at the CERCLA sites are unknown; however, the Company does not expect its liability to be material. At each of the sites, the Company is one of many potentially responsible parties and expects to have only a small percentage of liability. At some of the sites, the Company expects to qualify as a de minimis or de micromis contributor, eligible for a cash-out settlement. In addition, Westinghouse has agreed to indemnify the Company for certain costs associated with CERCLA liabilities known as of the date of the Acquisition.

EMPLOYEES

  As of February 1, 1997, the Company employed a total of 3,550 people, including 2,266 hourly and 1,284 salaried employees. The Grand Rapids, Michigan plant is the only unionized Company plant within the United States, with the Carpenters and Joiners of America-Local 1615 having a four-year contract expiring August 30, 1998. While management believes that relations with this union are positive, management cannot assure that it will be successful in reaching a new contract. Certain workers in the Company's facilities in Italy are represented by unions. The Company has experienced brief work stoppages from time to time at the Company's plants in Italy, certain of which related to national or local issues. Such work stoppages have not materially affected the Company.

ITEM 2. PROPERTIES

  The Company operates over 2,947,000 square feet of facilities, including manufacturing plants, warehouses and sales offices. Of these facilities, the Company owns approximately 2,372,000 square feet and leases approximately 575,000 square feet. The Company's manufacturing plants are located in East Greenville, Pennsylvania; Grand Rapids and Muskegon, Michigan; Toronto, Canada; and Foligno and Graffignana, Italy.

  The Company's corporate headquarters are located in East Greenville, Pennsylvania, where the Company owns two manufacturing facilities aggregating approximately 547,000 square feet and leases three warehouses aggregating approximately 142,000 square feet. The East Greenville facility is also the distribution center for KnollStudio, KnollExtra and KnollTextiles.

  The Company owns one approximately 500,000 square foot manufacturing facility in Grand Rapids, Michigan and one approximately 274,000 square foot plant in Muskegon, Michigan. The Company's plants in Toronto, Canada consist of one approximately 375,000 square foot owned building and two leased properties aggregating approximately 230,000 square feet. The Company's owned facilities in East Greenville, Grand Rapids and Muskegon are encumbered by mortgages securing an original aggregate principal amount of $230 million that were entered into in connection with the Company's existing bank credit facilities (the "Credit Facilities").

  The Company owns two manufacturing facilities in Italy: an approximately 258,000 square foot building in Foligno, which houses the Knoll Europe headquarters, and an approximately 110,000 square foot building in Graffignana.

  The Company believes that its plants and other facilities are sufficient for its needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

  The Company is subject to litigation in the ordinary course of its business. The Company is not a party to any lawsuit or proceeding which, in the opinion of management, based on information presently known, is likely to have a material adverse effect on the Company.

  The Company, for a number of years, has sold various products to the United States Government under GSA multiple award schedule contracts. The GSA is permitted to audit the Company's compliance with the terms of the GSA contracts. As a result of one such audit, the GSA has asserted refund claims under 1985-88 and 1987-90 contracts between GSA and The Shaw-Walker Company, which has been merged into the Company, for approximately $2.15 million ("Shaw-Walker GSA Claims") and has other contracts under audit review. GSA has referred both of these Shaw-Walker contracts to the Justice Department for consideration of potential civil False Claims Act cases. Under the civil False Claims Act, the Company is potentially liable for treble damages plus penalties of up to $10,000 for each "false" invoice submitted to the Government. The former shareholders of The Shaw-Walker Company have agreed to indemnify the Company for the Shaw-Walker GSA Claims. Based upon information presently known, management disputes the audit results and does not expect resolution of the Shaw-Walker GSA Claims to have a material adverse effect on the Company's consolidated financial statements. Management does not have information which would indicate a substantive basis for a civil False Claims Act case under the contracts.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  On October 16, 1996 and March 4, 1997, by written consents of the Company's majority stockholder in actions taken without a meeting, amendments to and restatements of the Company's certificate of incorporation were approved and adopted.

  On February 14, 1997, by written consent of the Company's majority stockholder in an action taken without a meeting, the Knoll, Inc. 1997 Stock Incentive Plan (the "1997 Stock Plan") was approved and adopted.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION AND DIVIDEND POLICY

  (a) There is no established public trading market for the Company's common stock, par value $0.01 per share (the "Common Stock").

  (b) At March 27, 1997, there were 39 holders of record of the Company's Common Stock.

  (c) The Company has not paid a cash dividend on its Common Stock since the Acquisition, and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. The current policy of the Company's Board of Directors is to retain earnings to finance the operations and expansion of the Company's business. In addition, the Company's Credit Facilities and indenture (the "Indenture") relating to the Company's 10 7/8% Senior Subordinated Notes (the "Notes") restrict the Company's ability to pay dividends to its stockholders. Any future determination to pay dividends will depend on the Company's results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant by the Board of Directors.

  On March 14, 1997, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission in anticipation of possible public offerings of Common Stock (the "Offerings"). Application will be made for listing the Common Stock on the New York Stock Exchange. However, there is no assurance that an active trading market for the Common Stock will develop or be sustained.

RECENT SALES OF UNREGISTERED SECURITIES

  On February 29, 1996 and October 21, 1996, Warburg, NationsBanc Investment Corp. and certain members of management purchased an aggregate of 1,002,500 shares of the Common Stock and 1,602,997 shares of Series A 12% Participating Convertible Preferred Stock, par value $1.00 per share (the "Series A Preferred Stock"), for an aggregate purchase price of $160.4 million. Such sales were made in reliance on the exemption from registration pursuant to
Section 4(2) of the Securities Act and Regulation D promulgated thereunder. For a description of the conversion feature of Series A Preferred Stock, see
Note 11 (Preferred Stock) of the Notes to the Consolidated Financial Statements appearing on page F-17.

  On February 29, 1996, in connection with the Acquisition, the Company sold $165 million aggregate principal amount of the Notes to NationsBanc Capital Markets, Inc. at a price of 96.75% of its face value. Such sale was made in reliance on the exemption from registration pursuant to Section 4(2) of the Securities Act and Rule 144A and Regulation D promulgated thereunder.

  On February 29, 1996 and August 20, 1996, certain members of management were granted a total of 1,320,000 shares of Common Stock, respectively, pursuant to the Knoll, Inc. 1996 Stock Incentive Plan (the "1996 Stock Plan", and together with the 1997 Stock Plan, the "Stock Plans"). These shares vest over periods determined at their date of grant. These grants were made in reliance on the exemption from registration pursuant to Section 4(2) of the Securities Act and Rule 701 promulgated thereunder.

  Options to purchase 180,000 shares of Common Stock were granted to certain employees of the Company on March 7, 1997 pursuant to the 1996 Stock Plan. These options vest over periods determined at their date of grant. Such grants were made in reliance on the exemption from registration pursuant to Section 4(2) of the Securities Act.

  Options to purchase 240,000 shares of Common Stock were granted to certain employees of the Company on March 7, 1997 pursuant to the 1997 Stock Plan. These options vest over periods determined at their date of grant. Such grants were made in reliance on the exemption from registration pursuant to Section 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

  The following table presents (i) selected historical consolidated financial information of the Company's predecessor (the "Predecessor"), as of the dates and for the periods indicated, (ii) selected historical consolidated financial information of the Company, as of the date and for the period indicated and
(iii) summary pro forma consolidated financial information of the Company, as of the dates and for the periods indicated, after giving effect to the events described in the notes below. The historical consolidated financial information for each of the three years in the period ended December 31, 1995 has been derived from the Predecessor's financial statements, which have been audited by Price Waterhouse LLP. The historical consolidated financial information for the two month period ended February 29, 1996 and the ten month period ended December 31, 1996 has been derived from the Predecessor's and the Company's financial statements, respectively, which have been audited by Ernst & Young LLP. The historical consolidated financial information for the year ended December 31, 1992 has been derived from unaudited financial statements and, in the opinion of management, includes all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position and results of operations as of the date and for the period indicated. The summary pro forma information does not purport to represent what the Company's results actually would have been if such events had occurred at the dates indicated, nor does such information purport to project the results of the Company for any future period. The selected financial information should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Item 8, "Financial Statements and Supplementary Data."

                                            PREDECESSOR                                     THE COMPANY
                          ---------------------------------------------------- ---------------------------------------
                                                                                             PRO FORMA YEAR
                                                                   TWO MONTHS   TEN MONTHS        ENDED
                                YEAR ENDED DECEMBER 31,              ENDED        ENDED       DECEMBER 31,
                          --------------------------------------  FEBRUARY 29, DECEMBER 31, ------------------
                            1992      1993      1994      1995        1996         1996     1995(1)   1996(1)
                          --------  --------  --------  --------  ------------ ------------ --------  --------
                                                          (IN THOUSANDS)
INCOME STATEMENT DATA
Total sales.............  $576,621  $508,383  $562,869  $620,892    $ 90,232     $561,534   $620,892  $651,766
Cost of sales(2)........   417,213   376,875   410,104   417,632      59,714      358,841    425,327   419,908
                          --------  --------  --------  --------    --------     --------   --------  --------
Gross profit............   159,408   131,508   152,765   203,260      30,518      202,693    195,565   231,858
Provision for
 restructuring..........    26,000     6,165    29,180       --          --           --         --        --
Selling, general and
 administrative
 expenses(3)............   165,913   163,015   167,238   138,527      21,256      131,349    142,582   153,388
Westinghouse long-term
 incentive
 compensation(4)........       --        --        --        --       47,900          --         --        --
Allocated corporate
 expenses(2)(3).........     5,036     4,899     5,881     9,528         921          --       4,000       --
                          --------  --------  --------  --------    --------     --------   --------  --------
Operating income
 (loss).................   (37,541)  (42,571)  (49,534)   55,205     (39,559)      71,344     48,983    78,470
Interest expense........     3,866     3,301     3,225     1,430         340       32,952     40,945    40,030
Other income (expense),
 net....................      (929)    2,082       699    (1,597)       (296)         447     (1,597)      151
                          --------  --------  --------  --------    --------     --------   --------  --------
Income (loss) before
 income taxes,
 cumulative effect of
 changes in accounting
 principles and
 extraordinary item.....   (42,336)  (43,790)  (52,060)   52,178     (40,195)      38,839      6,441    38,591
Income tax expense
 (benefit)..............    (4,795)   (3,571)    7,713    22,846     (16,107)      16,844      2,705    16,848
                          --------  --------  --------  --------    --------     --------   --------  --------
Income (loss) before
 cumulative effect of
 changes in accounting
 principles and
 extraordinary item.....   (37,541)  (40,219)  (59,773)   29,332     (24,088)      21,995      3,736    21,743
Cumulative effect of
 changes in accounting
 principles.............    11,202     1,118       --        --          --           --         --        --
                          --------  --------  --------  --------    --------     --------   --------  --------
Income (loss) before
 extraordinary item.....  (48,743)  (41,337)  (59,773)    29,332    (24,088)       21,995      3,736    21,743
Extraordinary loss on
 early extinguishment of
 debt, net of taxes.....       --        --        --        --          --         5,159        --        --
                          --------  --------  --------  --------    --------     --------   --------  --------
Net income (loss)(5)....  $(48,743) $(41,337) $(59,773) $ 29,332    $(24,088)    $ 16,836   $  3,736  $ 21,743
                          ========  ========  ========  ========    ========     ========   ========  ========

                                             PREDECESSOR           THE COMPANY
                                   ------------------------------- ------------
                                            DECEMBER 31,
                                   ------------------------------- DECEMBER 31,
                                    1992    1993    1994    1995       1996
                                   ------- ------- ------- ------- ------------
                                                  (IN THOUSANDS)
BALANCE SHEET DATA (AT PERIOD
 END):
Working capital................... $67,063 $41,933 $22,898 $82,698   $64,754
Total assets...................... 726,469 691,043 705,316 656,710   675,712
Total long-term debt, including
 current portion..................  16,623  12,215  12,451   3,538   354,154
Total liabilities................. 186,347 205,104 247,310 176,259   497,908
Stockholders' equity.............. 540,122 485,939 458,006 480,451   177,804

--------
(1) Reflects summary pro forma financial information of the Company derived from the Financial Statements and notes thereto included elsewhere in this Form 10-K, adjusted for the completion of the Acquisition and the application of the net proceeds of $160,000 from the sale of capital stock of the Company and borrowings of $260,000 and $165,000 under the Credit Facilities and the Notes, respectively.
(2) Cost of sales has been increased by (i) $4,158 in pro forma 1995 and $801 in pro forma 1996 to reflect an increase in amortization and depreciation resulting from the Acquisition, (ii) $450 in pro forma 1995 to reflect the sale of inventory acquired as part of the Acquisition and (iii) $3,087 in pro forma 1995 and $552 in pro forma 1996 in order to reflect the reclassification of a portion of allocated corporate expenses. The reclassified allocated corporate expenses approximate the replacement cost to the Company for services formerly provided by Westinghouse to the Predecessor, including (i) benefit expense related to the adoption of various independent benefit plans comparable to Westinghouse benefit plans and (ii) the cost of services required to replace specific activities formerly provided by Westinghouse to the Predecessor, including audit, tax, general ledger, accounts receivable, human resources, legal, insurance and data communications.
(3) Selling, general and administrative expenses have been increased by (i) $2,441 in pro forma 1995 and $369 in pro forma 1996 to reflect the reclassification of allocated corporate expenses which approximate the replacement cost to the Company (described above in note 2) and (ii) $1,614 in pro forma 1995 and $414 in pro forma 1996 to reflect an increase in amortization and depreciation resulting from the Acquisition.
(4) Westinghouse long-term incentive compensation has been eliminated in pro forma 1996. Such compensation became payable from Westinghouse, and the amounts payable were established, as a result of consummation of the Acquisition.
(5) The pro forma 1996 income statement data presented does not include the $5,159 extraordinary loss on early extinguishment of debt, net of taxes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion of the Company's historical and pro forma results of operations and of its liquidity and capital resources should be read in conjunction with Item 6, "Selected Financial Data" and Item 8, "Financial Statements and Supplementary Data."

  Prior to the Acquisition, the Predecessor's results of domestic operations were included in the consolidated U.S. federal income tax return of Westinghouse and the results of the Canadian and European operations were reported separately in their respective taxing jurisdictions. For the purposes of this Form 10-K, the income tax expense and other tax-related items included in the financial statements are presented as if the Predecessor had been a stand-alone taxpayer.

BACKGROUND

  Westinghouse created The Knoll Group by acquiring The Shaw-Walker Company, Reff Inc. and Knoll International, Inc. in 1989 and 1990 and combining them with Westinghouse Furniture Systems, a division of Westinghouse. By joining these four separate companies under the Knoll name, Westinghouse created a business with a full line of office furnishings, a reputation for high quality and superior design, and an internationally recognized brand name.

  For various reasons, the combined entities did not perform well. The Company continued to be run as four separate entities, with essentially separate operations with independent factories and administrative support personnel. In addition, the Company believes that former management's steps to rationalize the Company's U.S. dealer network and consolidate its sales forces may have impaired Knoll's distribution and sales capabilities. A decline in revenues in the U.S. office furniture industry in 1991, followed in 1992 by Westinghouse's announcement of its intention to sell Knoll, exacerbated the difficult operating environment within Knoll. As a result, under previous management from 1991 to 1993, sales and net income deteriorated. In December 1993, Westinghouse appointed Burton B. Staniar, then Chairman and Chief Executive Officer of Westinghouse Broadcasting, as Knoll's Chairman and Chief Executive Officer, and ended its efforts to sell Knoll. Mr. Staniar promptly recruited John H. Lynch as Vice Chairman, and in 1994 they initiated a major turnaround and restructuring program which led to significantly improved financial performance. Management's turnaround efforts had a dramatic impact on the Company's competitive position and financial performance and positioned the Company for growth.

OVERVIEW

  Operating performance improved from 1994 to 1996, primarily due to the turnaround program and the restructuring efforts undertaken by the Company. Sales increased from $562.9 million in 1994 to $651.8 million in 1996. Gross margins increased from 27.1% in 1994 to 32.7% in 1995 and, on a pro forma basis, from 31.5% in 1995 to 35.6% in 1996. Operating income improved by $104.7 million from a loss of $49.5 million in 1994 to a profit of $55.2 million in 1995; pro forma operating income improved by $29.5 million from $49.0 million in 1995 to $78.5 million in 1996. Operating margins increased from (8.8)% in 1994 to 8.9% in 1995 and, on a pro forma basis, from 7.9% in 1995 to 12.0% in 1996. The most significant cost reductions, which improved operating performance, were in 1995, when the Company eliminated approximately $25.0 million in variable operating costs and approximately $45.0 million in fixed operating costs and general expenses. The Company's improved financial and operating results allowed it in 1996 to prepay $72.0 million under its Credit Facilities and refinance such facilities on more favorable terms. Periods prior to the Acquisition are not comparable to periods after the Acquisition on a non-pro forma basis.

  Since 1994, virtually every product line has been modified and improved, and the lead time required to bring new and enhanced products to the market has been decreased significantly through the use of computer-aided design techniques and other process improvements; average lead times between order entry and delivery of products to customers have been reduced from seven weeks to five weeks; and on-time shipments, a measure of customer service, improved to approximately 95% in the fourth quarter of 1996. Management renewed sales growth by refocusing and retraining the Company's sales force, and instituted product line profitability measures and management incentive programs. Finally, management accelerated the development of new and enhanced products and restructured the European business.

  The Company believes that its recent sales growth exceeded industry growth as a whole. According to BIFMA, U.S. furniture industry shipments have increased at a compound annual growth rate of 4.3% over the ten-year period ended December 31, 1996. In addition, BIFMA estimates that the U.S. office furniture industry will grow approximately 5% in 1997. The Company's sales increased 10.7% in 1994 and 10.3% in 1995. Sales increases of 5.0% in 1996 were negatively affected by management initiatives undertaken in the turnaround to increase the profitability of the Company's sales, including (i) the discontinuation of several products that were sold to customers in 1995 and (ii) an intentional decrease in heavily discounted, lower profit sales to selected customers. During this transitional period, orders for new products increased at a faster rate than sales, with 1996 orders of $686.8 million, up $87.3 million, or 14.6%, over 1995 orders of $599.5 million.

  The Company believes that it is well-positioned for growth in sales and profitability. The Company intends to pursue growth by introducing new products in the office systems category, where the Company is already a recognized leader, and in other product categories where the Company's market share could be increased by leveraging the Company's design expertise and brand awareness. The Company estimates that its share of the 1996 U.S. office furniture market was 11.2% for office systems, 2.1% for seating, 2.1% for storage, 1.2% for desks and casegoods and 1.8% for tables. Such percentages do not include sales of KnollStudio, KnollExtra, textiles and leather products. The following table describes the estimated 1996 U.S. office furniture market sales by category.

                                                        U.S. MARKET      % OF
      PRODUCT CATEGORY                                     SIZE      U.S. MARKET
      ----------------                                 ------------- -----------
                                                       (IN BILLIONS)
      Office systems..................................     $3.4         34.1%
      Seating.........................................      2.6         25.4
      Storage.........................................      1.4         14.1
      Desks and casegoods.............................      1.6         16.4
      Tables..........................................      0.7          6.6

  In addition, the Company had 1996 sales of approximately $79.5 million in Canada and Europe. European sales are primarily in the United Kingdom, Germany, France, Belgium and Italy.

RESULTS OF OPERATIONS

  The following table summarizes the Company's results of operations on a pro forma basis for both 1995 and 1996 and as a percentage of net sales as if the Acquisition had been consummated at the beginning of each period.

                                  PRO FORMA
                          ---------------------------
                           YEAR ENDED     YEAR ENDED
                          DECEMBER 31,   DECEMBER 31,
                              1995           1996
                          -------------  ------------
                            (DOLLARS IN MILLIONS)
Total sales.............  $620.9  100.0% $651.8 100.0%
Cost of sales...........   425.3   68.5   419.9  64.4
                          ------  -----  ------ -----
Gross profit............   195.6   31.5   231.9  35.6
Selling, general and
 administrative
 expenses...............   142.6   23.0   153.4  23.6
Allocated corporate
 expenses...............     4.0    0.6     --    --
                          ------  -----  ------ -----
Operating income........    49.0    7.9    78.5  12.0
Interest expense........    41.0    6.6    40.0   6.1
Other income (expense),
 net....................    (1.6)  (0.3)    0.1   --
                          ------  -----  ------ -----
Income before income
 taxes and extraordinary
 item...................     6.4    1.0    38.6   5.9
Income tax expense......     2.7    0.4    16.9   2.6
                          ------  -----  ------ -----
Income before
 extraordinary item.....  $  3.7    0.6% $ 21.7   3.3%
                          ======  =====  ====== =====

COMPARISON OF PRO FORMA YEAR ENDED DECEMBER 31, 1996 TO PRO FORMA YEAR ENDED DECEMBER 31, 1995

  Total sales. Total sales were $651.8 million for the year ended December 31, 1996, an increase of $30.9 million, or 5.0%, from $620.9 million for the year ended December 31, 1995. The sales growth resulted from price increases (an average of 2.4% over 1995) and increased volume across all North American product categories, and was partially offset by the elimination of certain lower profit product lines and contracts during 1995. Sales of office systems grew $27.8 million, or 6.0%, while sales of the Company's specialty products (KnollStudio, KnollExtra, KnollTextiles and Spinneybeck) and seating grew $10.4 million (10.8%) and $3.1 million (5.7%), respectively. This growth is attributable to product enhancements in all categories as well as continued growth from new product introductions. The 1996 sales increase of continued product was $41.3 million (6.8%), as 1995 sales included lower profit discontinued product sales of $10.4 million.

  Gross profit. Gross profit was $231.9 million for the year ended December 31, 1996, increasing $36.3 million, or 18.6%, from gross profit of $195.6 million for the year ended December 31, 1995. Gross profit as a percentage of sales increased to 35.6% for the year ended December 31, 1996 from 31.5% for the previous year. These increases were principally due to the higher sales volume in North America, better pricing, discontinuance of unprofitable products, continued factory operating cost improvements, consolidation of European operations and other fixed cost reductions.

  Selling, general and administrative expenses. Selling, general and administrative expenses were $153.4 million for the year ended December 31, 1996, up $10.8 million (7.6%) from the year ended December 31, 1995. The increase was primarily due to increased sales incentive compensation and employee benefits related to higher sales volumes in North America, and expenses related to new product and technology initiatives, partially offset by savings resulting from showroom consolidations in Germany, Italy and Belgium along with the centralization of administrative functions in Europe. As a percentage of sales, the Company's selling, general and administrative expenses were 23.6% for the year ended December 31, 1996 and 23.0% for the year ended December 31, 1995.

  Allocated corporate expenses. Allocated corporate expenses of $4.0 million in 1995 represents incentive compensation payable to Knoll executives under Westinghouse long-term incentive plans.

  Operating income. Operating income increased to $78.5 million for the year ended December 31, 1996 from $49.0 million for the year ended December 31, 1995. As a percentage of sales, operating income increased to 12.0% for the year ended December 31, 1996 from 7.9% for the same period in 1995. As noted above, these improvements were driven by higher sales volume, better pricing, discontinuance of lower profit product lines, factory cost improvements and efficiencies gained from consolidation and centralization of administrative functions.

  Interest expense. Interest expense decreased for the year ended December 31, 1996 from 1995 due to the prepayment of $72.0 million of indebtedness under the Credit Facilities.

  Income tax expense. Income tax expense for the year ended December 31, 1996 was 43.8% of pre-tax income as compared to 42.2% in 1995. The increase in the effective tax rate is primarily the result of increased earnings for 1996 in foreign countries with effective tax rates higher than those present in the United States.

  Extraordinary item. For the year ended December 31, 1996, there was an extraordinary charge of $5.2 million net of a tax benefit of $3.3 million relating to the write-off of unamortized financing costs following the refinancing of the Company's previous credit agreement.

COMPARISON OF YEAR ENDED DECEMBER 31, 1995 TO YEAR ENDED DECEMBER 31, 1994

  Total sales. Total sales were $620.9 million for the year ended December 31, 1995, an increase of $58.0 million, or 10.3%, from $562.9 million for the year ended December 31, 1994. Sales growth resulted from price increases (an average increase of 1.6% over 1994) and increased volume across all major North American product categories (an average increase of 8.7% over 1994). Sales of office systems grew $50.7 million, or 15.1%, as sales of the Equity, Morrison and Reff product lines increased due to product enhancements and sales incentives at both the dealer and sales division level. Sales from the Company's specialty products (KnollStudio, KnollExtra, Spinneybeck and KnollTextiles) and seating products grew $4.9 million and $2.4 million, respectively, a combined increase of 6.3% over 1994, due in part to continued growth from new product introductions such as the Propeller table and the Parachute and SoHo chairs.

  Gross profit. Gross profit was $203.3 million for the year ended December 31, 1995, an increase of $50.5 million, or 33.0%, from $152.8 million for the year ended December 31, 1994. This increase was principally due to the higher sales volume, better pricing, discontinuance of lower profit product lines, factory operating cost improvements, and cost reductions realized from closing the Company's Legnano, Italy factory and consolidating its Muskegon, Michigan operations. As a result, gross profit as a percentage of sales increased to 32.7% for the year ended December 31, 1995 from 27.1% for the year ended December 31, 1994.

  Restructuring provision. The Company's restructuring provision of $29.2 million for the year ended December 31, 1994 includes costs associated with the factory closing and consolidation referred to above, lease cancellations, product discontinuations and employee separation costs associated with initiatives implemented by management in the turnaround program that commenced in early 1994.

  Selling, general and administrative expenses. Selling, general and administrative expenses were $138.5 million for the year ended December 31, 1995, representing a decrease of $28.7 million, or 17.2%, from $167.2 million for the year ended December 31, 1994. This decrease is primarily attributable to the cost reductions and improved operating efficiencies derived from consolidating and centralizing human resources, finance, purchasing and logistics, order entry and customer service, and management information systems operations at one facility, as well as from reducing marketing and selling expenses associated with showroom and sales office consolidations and eliminations. As a percentage of sales, selling, general and administrative expenses improved to 22.3% for the year ended December 31, 1995 from 29.7% for the year ended December 31, 1994.

  Allocated corporate expenses. Allocated corporate expenses, which include Westinghouse overhead charges for Westinghouse executive management and corporate legal, environmental, audit, tax, treasury, and other related services, were $9.5 million for the year ended December 31, 1995, an increase of $3.6 million, or 61.0%, from $5.9 million for the year ended December 31, 1994. Allocated corporate expenses for 1995 include approximately $4.0 million of long-term incentive compensation payable to Knoll executives. These allocated corporate expenses, which are payable by Westinghouse and "pushed down" to Knoll from Westinghouse, are allocated primarily based on sales, with the exception of the incentive compensation, and are not necessarily indicative of actual or future costs.

  Operating income (loss). Operating income increased to $55.2 million for the year ended December 31, 1995, representing an increase of $104.7 million, as compared to a loss of $49.5 million for the year ended December 31, 1994. As a percentage of total sales, operating income (loss) increased to 8.9% for the year ended December 31, 1995 from (8.8)% for the same period in 1994. This improvement was driven by higher sales volume, better pricing, cost reductions and improved operating efficiencies, decreased depreciation and amortization expense and the restructuring provision charged in 1994 as described above.

  Interest expense. Interest expense decreased to $1.4 million for the year ended December 31, 1995, a decrease of $1.8 million, or 56.3%, as compared to $3.2 million for the year ended December 31, 1994. This decrease was due primarily to the reduction of debt in the Company's European subsidiaries.

  Other income (expense). The Company incurred other expenses of $1.6 million for the year ended December 31, 1995, primarily due to the one-time write-off of certain tooling that was purchased but not used, as compared to $0.7 million in other income for the year ended December 31, 1994.

  Income tax expense. Income tax expense of $22.8 million was recorded for the Company as a stand-alone entity for the year ended December 31, 1995, an increase of $15.1 million from $7.7 million for the year ended December 31, 1994. The deferred income tax liability increased from $3.3 million at December 31, 1994 to $11.3 million at December 31, 1995. This increase resulted in deferred income tax expense of $8.0 million for the year ended December 31, 1995, an increase of $2.2 million from $5.8 million for the year ended December 31, 1994. The increase in the deferred income tax liability is due primarily to the reversal of temporary differences arising from restructuring charges recorded in 1994 partially offset by temporary differences arising from certain charges recorded in 1995. The effective tax rate increased to 43.8% in 1995 from an effective rate of 14.8% in 1994, reflecting the impact of positive income from operations.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's free cash flow has historically been used to fund capital expenditures, working capital requirements and debt service. Following the Acquisition, interest expense associated with borrowings under the Credit Facilities and the issuance of the Notes, as well as scheduled principal payments of term loans under the Credit Facilities, significantly increased interest expense and cash requirements compared to previous years. If the Offerings are completed as contemplated, the Company will reduce outstanding indebtedness, which will partly reduce the Company's interest expense.

  The Credit Facilities provide for a $100 million term loan and a $130 million revolving credit facility. The term loan is subject to quarterly amortization of principal commencing on March 31, 1997, in an aggregate amount of $15 million in 1997, $15 million in 1998, $15 million in 1999, $15 million in 2000, $20 million in 2001 and $20 million in 2002. Loans made pursuant to the revolving credit facility may be borrowed, repaid and reborrowed from time to time until December 17, 2002. Indebtedness under the Credit Facilities bears interest at a floating rate based, at the Company's option, upon (i) LIBOR plus 0.875% or (ii) the prime rate. These rates are subject to change based on the Company's ratio of funded debt to EBITDA. The Credit Facilities contain restrictive covenants, financial covenants and events of default.

  In addition to the Credit Facilities, in connection with the Acquisition the Company also issued $165 million aggregate principal amount of the Notes. The Notes are subordinated to all existing and future senior indebtedness of the Company, including all indebtedness under the Credit Facilities. The Indenture governing the terms of the Notes imposes certain restrictions on the Company and its subsidiaries, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens and engage in certain other activities. The Notes may be required to be purchased by the Company upon a change of control (as defined) and in certain circumstances with the proceeds of asset sales. The Notes are redeemable at the option of the Company at any time after March 15, 2001, initially at 105.438% of their principal amount at maturity, plus accrued interest, declining to 100% of their principal amount at maturity, plus accrued interest, on or after March 15, 2004. At any time on or before March 15, 1999 the Company may redeem up to 35% of the original aggregate principal amount of the Notes at a redemption price of 110% of their principal amount with the net proceeds of a public equity offering by the Company. If the Offerings are completed as contemplated, the Company will redeem up to $57.8 million aggregate principal amount of the Notes with the net proceeds of the Offerings.

  The Company's foreign subsidiaries from time to time maintain local credit facilities to provide credit for overdraft, working capital and other purposes. The Credit Facilities restrict such indebtedness to $10 million at any one time. As of December 31, 1996, the Company's total credit available under such facilities was approximately $9.7 million, of which none had been utilized. The Company believes that it is currently in compliance with all terms of its indebtedness and that it has been in such compliance since the Acquisition.

  Cash provided by (used in) operating activities totaled $89.5 million for the ten months ended December 31, 1996, $(54.0) million for the two months ended February 29, 1996, $51.9 million in 1995 and $(3.8) million in 1994. Cash provided by operations resulted primarily from net earnings, depreciation and amortization, as well as increases in accounts payable and other current liabilities and decreases in inventory.

  Cash used in investing activities totaled $15.0 million for the ten months ended December 31, 1996, $2.3 million for the two months ended February 29, 1996, $19.0 million in 1995 and $19.8 million in 1994 and primarily was comprised of capital expenditures by the Company. The Company's capital expenditures totaled $15.3 million for the ten months ended December 31, 1996, $2.3 million for the two months ended February 29, 1996, $19.3 million in 1995 and $20.2 million in 1994. Capital expenditures have primarily been for new manufacturing equipment and information systems. The Company expects to increase its capital expenditures over the next few years as part of its growth strategy and efforts to provide superior service and products to its customers. The Company estimates that capital expenditures will be approximately $30 million in 1997. The Credit Facilities restrict the Company's capital expenditures to $36 million annually (plus up to $10 million carried forward from a previous year).

  Cash provided by (used in) financing activities totaled $(73.2) million for the ten months ended December 31, 1996, $57.0 million for the two months ended February 29, 1996 and $(36.8) million and $28.3 million for the years ended December 31, 1995 and 1994, respectively. The $73.2 million used by the Company in its financing activities during the ten months ended December 31, 1996 included $72.0 million for the prepayment of indebtedness under the Credit Facilities.

  The Company uses interest rate collar agreements in order to manage its exposure to fluctuations in interest rates on its floating rate debt. At December 31, 1996, the Company had five outstanding interest rate collar agreements with a total notional principal amount of $185 million and maximum and minimum rates ranging from 7.5% to 7.99% and 5.00% to 5.5%, respectively. These agreements mature over the next two years. Aggregate maturities of the total notional principal amount are $70 million in 1998 and $115 million in 1999.

  The past and present business operations of the Company and the past and present ownership and operation of manufacturing plants on real property by the Company are subject to extensive and changing federal, state, local and foreign environmental laws and regulations. As a result, the Company is involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. The Company cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist. Compliance with more stringent laws or regulations, or stricter interpretation of existing laws, may require additional expenditures by the Company, some of which may be material. The Company has been identified as a potentially responsible party pursuant to CERCLA for remediation costs associated with waste disposal sites previously used by the Company. The remediation costs at these CERCLA sites are unknown, but the Company does not expect any liability it may have under CERCLA to be material, based on the information presently known to the Company. In addition, Westinghouse has agreed to indemnify the Company for certain costs associated with CERCLA liabilities known as of the date of the Acquisition.

  The Company continues to have significant liquidity requirements. In addition to working capital needs and capital expenditures, the Company has cash requirements for debt service. The Company believes that existing cash balances and cash flow from operating activities, together with borrowings available under the Credit Facilities, will be sufficient to fund working capital needs, capital spending requirements and debt service requirements of the Company for at least the next 12 months.

INFLATION

  There was no significant impact on Knoll's operations as a result of inflation during the three years ended December 31, 1996.

BACKLOG

  The Company's backlog of unfilled orders was $94.1 million at December 31, 1996 and $70.8 million at December 31, 1995. The Company expects to fill all outstanding unfilled orders within the next twelve months. The Company manufactures substantially all of its products to order, and its average manufacturing time is approximately five weeks. As a result, backlog is not a significant factor used to predict the Company's long-term business prospects.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The consolidated financial statements of the Company and supplementary data are filed under this Item, beginning on page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

  Set forth below are the names, ages and positions of the directors and executive officers of the Company:

                 NAME                 AGE                POSITION
                 ----                 ---                --------
 Burton B. Staniar................... 55  Chairman of the Board
 John H. Lynch....................... 44  Vice Chairman of the Board, President
                                           and Chief Executive Officer
 Wolfgang Billstein.................. 48  Managing Director--Knoll Europe
 Kathleen G. Bradley................. 47  Senior Vice President--Sales,
                                           Distribution and Customer Service
 Andrew B. Cogan..................... 34  Senior Vice President--Marketing and
                                           Product Development and Director
 Carl G. Magnusson................... 57  Senior Vice President--Design
                                          Senior Vice President and Chief
 Douglas J. Purdom................... 38   Financial Officer
 Barbara E. Ellixson................. 43  Vice President--Human Resources
                                          Vice President, Controller and
 Barry L. McCabe..................... 50   Treasurer
                                          Vice President, General Counsel and
 Patrick A. Milberger................ 40   Secretary
 Jeffrey A. Harris................... 41  Director
 Sidney Lapidus...................... 59  Director
 Kewsong Lee......................... 31  Director
 John L. Vogelstein.................. 62  Director

  Burton B. Staniar was appointed Chairman of the Board of the Company in December 1993 to effect the restructuring of the Company and restore it to profitability. Mr. Staniar served as Chief Executive Officer of the Company from December 1993 to January 1997. Prior to that time, Mr. Staniar had held a number of assignments at Westinghouse, including President of Group W Cable and Chairman and Chief Executive Officer of Westinghouse Broadcasting. Prior to joining Westinghouse in 1980, he held a number of marketing and general management positions at Colgate Palmolive and Church and Dwight Co., Inc.

  John H. Lynch joined the Company as President and Vice Chairman of the Board in April 1994 and was elected Chief Executive Officer in January 1997. Prior to joining the Company, Mr. Lynch was a partner in BGI, a consulting company, and an associate dean at the Harvard Business School. Mr. Lynch is a director of Renaissance Cosmetics, Inc.

  Wolfgang Billstein was recruited in November 1994 to lead the restructuring of the Company's European operations as Managing Director--Knoll Europe. A German citizen, Mr. Billstein previously worked in Europe for the Procter & Gamble Company and Benckiser GmbH, a consumer products company.

  Kathleen G. Bradley was named Senior Vice President--Sales, Distribution and Customer Service in January 1996, after serving as Divisional Vice President for Knoll's southeast region since 1988. Prior to that time, Ms. Bradley was regional manager for the Company's Atlanta territory, a position to which she was promoted in 1983. She began her career with Knoll in 1979.

  Andrew B. Cogan has been a director of the Company since February 1996. He has held the position of Senior Vice President--Marketing and Product Development since May 1994. Mr. Cogan has held several positions in the design and marketing group since joining the Company in 1989.

  Carl G. Magnusson has held the position of Senior Vice President--Design since February 1993. Mr. Magnusson has been involved in design, product development, quality and communications since joining the Company in 1976.

  Douglas J. Purdom joined the Company as Senior Vice President and Chief Financial Officer in August 1996. Prior to that time, Mr. Purdom served as Vice President and Chief Financial Officer of Magma Copper Company since 1992, and as Corporate Controller of that company from 1989 to 1991.

  Barbara E. Ellixson was promoted to her current position as Vice President-- Human Resources in August 1994, after serving as Manager of Human Resources for the Company's East Greenville site. Ms. Ellixson began her career with Westinghouse in 1971 and has held a variety of human resources positions in several different business units.

  Barry L. McCabe joined the Company in August 1990 as Controller. Mr. McCabe worked with a number of Westinghouse business units after joining Westinghouse in 1974 in the Auditing Department.

  Patrick A. Milberger joined the Company as Vice President and General Counsel in April 1994. Prior to joining the Company, Mr. Milberger was an Assistant General Counsel at Westinghouse and was in private practice at Buchanan Ingersoll, P.C.

  Jeffrey A. Harris, a director of the Company since February 1996, has been a General Partner of Warburg, Pincus & Co. and a Member and Managing Director of E.M. Warburg, Pincus & Co., LLC and its predecessors since 1988, where he has been employed since 1983. Mr. Harris is a director of Newfield Exploration Company, Comcast UK Cable Partners Limited, Industri-Matematik International Corp., ECsoft Group plc and several privately held companies.

  Sidney Lapidus, a director of the Company since February 1996, has been a General Partner of Warburg, Pincus & Co. and a Member and Managing Director of E.M. Warburg, Pincus & Co., LLC and its predecessors since January 1982, where he has been employed since 1967. Mr. Lapidus is currently a director of Pacific Greystone Corporation, Caribiner International, Inc., Grubb and Ellis Company and Panavision Inc., as well as several privately held companies.

  Kewsong Lee, a director of the Company since February 1996, has been a General Partner of Warburg, Pincus & Co. and a Member and Managing Director of E.M. Warburg, Pincus & Co., LLC and its predecessors since January 1997. From January 1995 to January 1997, Mr. Lee was Vice President of Warburg, Pincus Ventures, Inc. From 1992 to 1995, Mr. Lee was an associate at E.M. Warburg, Pincus & Co., Inc. and prior to that had been a consultant at McKinsey & Company, Inc. since 1990. Mr. Lee is currently a director of RenaissanceRe Holdings Ltd. and several privately held companies.

  John L. Vogelstein has been a director of the Company since February 1996. Mr. Vogelstein is a General Partner of Warburg, Pincus & Co., and a Member, Vice Chairman and President of E. M. Warburg, Pincus & Co., LLC, where he has been employed since 1967. Mr. Vogelstein is currently a director of ADVO Inc., Aegis Group p1c., Golden Books Family Entertainment, Inc., LCI International, Inc., Mattel, Inc., Value Health, Inc., Vanstar Corporation and several privately held companies.

  The employment agreements of Messrs. Staniar and Lynch provide that the Company will nominate them to the board of directors during the term of their employment pursuant to their employment agreements. In addition, the Company's Stockholders Agreement, dated February 29, 1996, entitles Warburg to designate between one and four directors depending on its percentage ownership of the Company's outstanding shares of Common Stock or Series A Preferred Stock. If the Offerings are completed as contemplated, Warburg will own more than 50% of the Common Stock of the Company and will therefore be entitled pursuant to the Stockholders Agreement to nominate four members of the Board of Directors of the Company.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

  The following table sets forth, for the years ended December 31, 1996 and December 31, 1995, individual compensation information for the Chief Executive Officer of the Company and each of the four other most highly compensated executive officers of the Company who were serving as executive officers at December 31, 1996 (the "named executive officers").

                                    ANNUAL        LONG-TERM
                                 COMPENSATION    COMPENSATION
                                 ------------    ------------
                                                  RESTRICTED
   NAME AND PRINCIPAL                               STOCK         ALL OTHER
        POSITION         YEAR SALARY($) BONUS($) AWARDS($)(1) COMPENSATION($)(2)
   ------------------    ---- --------- -------- ------------ ------------------
Burton B. Staniar....... 1996  410,830  600,000     30,000          5,595
 Chairman of the Board   1995  465,000  350,000        --           4,500
John H. Lynch........... 1996  393,330  600,000     30,000          9,449
 Vice Chairman of the    1995  360,000  360,000        --           6,075
  Board,
 President and Chief
  Executive Officer
Andrew B. Cogan......... 1996  197,930  250,000     12,000            --
 Senior Vice President-- 1995  187,620  187,000        --             --
  Marketing
 and Product Development
Kathleen G. Bradley..... 1996  197,050  250,000      6,000          4,328
 Senior Vice President-- 1995  163,668  256,740        --           4,755
  Sales,
 Distribution and
  Customer Service
Wolfgang Billstein...... 1996  396,000  572,836        --             --
 Managing Director--     1995  360,000  653,100        --             --
 Knoll Europe

--------
(1) On February 29, 1996, Messrs. Staniar, Lynch and Cogan and Ms. Bradley were granted 300,000, 300,000, 120,000 and 60,000 shares of restricted stock, respectively. Holders of shares of restricted stock will not be entitled to receive dividends until such shares vest and become unrestricted. As of March 1, 1997, 40% of the grants of restricted stock to each of Messrs. Staniar, Lynch and Cogan had vested and an additional 20% will vest on each of the next three anniversaries thereof. As to Ms. Bradley, 20% of the grants of restricted stock vested on March 1, 1997 and an additional 20% will vest on each of the next four anniversaries thereof. The value of the shares listed above is based on the fair value thereof on the date of grant, based on the price of the shares of Common Stock sold in conjunction with the Acquisition.
(2) Amounts in this column represent the Company's matching contributions to the Knoll, Inc. Retirement Savings Plan.

PENSION PLANS

  Retirement benefits are provided to employees through two pension plans. Prior to the purchase of the Company from Westinghouse, benefits were provided under The Knoll Group Pension Plan which was retained by Westinghouse (the "Westinghouse Pension Plan"). Effective March 1, 1996, the Company established the Knoll, Inc. Pension Plan (the "Company Pension Plan"). The Westinghouse Pension Plan provides eligible employees with retirement benefits based on a career average compensation formula. The formula for computing normal retirement benefits under this plan is 1.45% of career compensation divided by twelve. Once a participant accumulates 5 years of vesting service, he or she can take early retirement anytime after reaching age 55. Accrued normal retirement benefit is reduced 6% per year prior to normal retirement age. The minimum benefit earned for any year of participation in the plan is $300 ($25 per month), prorated for the partial years worked during the first and last years of employment. The estimated annual benefits payable upon normal retirement under this plan for each of the named executive officers is as follows: Staniar ($0); Lynch ($4,712); Bradley ($24,648); and Cogan ($16,500).
Mr. Billstein has never participated in the Westinghouse Pension Plan.

  The terms of the Company Pension Plan are the same as those of the Westinghouse Pension Plan. The estimated annual benefits payable upon normal retirement under this plan for each of the named executive officers is as follows: Staniar ($1,812); Lynch ($1,812); Bradley ($1,812); and Cogan ($1,812). Mr. Billstein never participated in the Company Pension Plan.

  Messrs. Staniar, Lynch, and Cogan and Ms. Bradley also participated in the Westinghouse Executive Pension Program (the "Westinghouse Excess Plan") through the first two months of fiscal 1996, which provides for benefits not payable by the Westinghouse Pension Plan because of limitations imposed by the Internal Revenue Code of 1986, as amended (the "Code"). The benefit formula for this plan is average total compensation and years of eligibility service multiplied by 1.47% minus amounts payable under the Westinghouse Pension Plan. The estimated annual benefits payable under this plan upon normal retirement for each of the named executive officers is as follows: Staniar ($263,000); Lynch ($13,972); Bradley ($5,820); and Cogan ($14,089). Mr. Billstein has never participated in the Westinghouse Excess Plan.

  Remuneration covered by the Westinghouse Pension Plan, the Company Pension Plan and the Westinghouse Excess Plan primarily includes salary and bonus, as set forth in the Summary Compensation Table. Under the Westinghouse Pension Plan, the Company Pension Plan and the Westinghouse Excess Plan, Messrs. Staniar, Lynch, and Cogan and Ms. Bradley have the following years of credited service, as of December 31, 1996: 0.00/0.84/15.44, 1.75/0.84/1.75,
7.14/0.84/5.498 and 16.64/0.84/5.498 years, respectively.

DIRECTOR COMPENSATION

  Directors do not receive compensation for service on the Company's Board of Directors but are reimbursed for certain expenses in connection with attendance at Board and committee meetings.

EMPLOYMENT AGREEMENTS

  The Company has entered into employment agreements with Burton B. Staniar, the Company's Chairman of the Board, John H. Lynch, the Company's Vice Chairman, Chief Executive Officer and President, and Andrew B. Cogan, the Company's Senior Vice President--Marketing and Product Development, for a term expiring on the first anniversary of the Acquisition closing, subject to automatic one-year extensions unless either party gives 60 days notice not to renew. The agreements with Messrs. Staniar and Lynch provide for a base salary of $400,000, with a service bonus of 25% of base salary at the end of each calendar year, and an annual bonus of up to 125% of base salary based on the attainment of targets set by the Board of Directors. The agreement with Mr. Cogan provides for a base salary of $200,000 and an annual bonus of up to 100% of base salary based on the attainment of targets set by the Board of Directors. The agreements may be terminated at any time by the Company, but if so terminated without "cause," or if the Company fails to renew the agreements, the Company must pay the employee 125% of one year's base salary (100% of base salary in the case of Mr. Cogan). The agreements also contain non-compete and non-solicitation (during the term of the agreement and for one year thereafter) and confidentiality provisions.

  In addition, the Company has entered into a Consulting Agreement, dated as of December 1, 1996, with Mr. Wolfgang Billstein. Pursuant to this agreement, Mr. Billstein receives a monthly fee of 52,249 Deutsche Marks, and contingent incentives based on the positive operating profit of Knoll Europe (subject to certain conditions) and Knoll Europe's order volume. The agreement terminates on November 30, 1997 but is automatically renewed for two one-year periods unless either party elects not to renew. Knoll has the right to terminate this agreement upon three months notice and payment of 313,494 Deutsche Marks plus a portion of Mr. Billstein's incentive compensation.

STOCK INCENTIVE PLANS

  Under the 1996 Stock Plan, 1,500,000 shares of the Common Stock were reserved for issuance pursuant to grants of restricted shares or options to purchase shares to officers, key employees, directors and consultants of

Knoll and its subsidiaries selected for participation in the 1996 Stock Plan. The Company has issued all 1,500,000 shares of restricted shares and options to acquire shares pursuant to the 1996 Stock Plan. On February 14, 1997 Knoll adopted the 1997 Stock Plan. The 1997 Stock Plan contains terms substantially similar to the 1996 Stock Plan, except that pursuant to the 1997 Stock Plan
(i) an aggregate of only 400,000 shares of the Common Stock are reserved for issuance thereunder, (ii) discounted options may be granted, (iii) options may be repriced and (iv) the Board of Directors has greater flexibility to amend the 1997 Stock Plan. The Company has issued 240,000 options to acquire shares pursuant to the 1997 Stock Plan. The Stock Plans are intended as an incentive to encourage stock ownership by such individuals in order to increase their proprietary interest in Knoll's success and to encourage them to remain in the employ of Knoll.

  The Stock Plans provide for the grant of restricted shares ("Restricted Stock"), non-qualified stock options ("NQSOs") and incentive stock options as defined in Section 422 of the Code ("ISOs").

  The Stock Plans are administered by a Committee of at least two directors, appointed by the Board of Directors of Knoll (the "Committee"). The Committee determines the eligible individuals who are to receive shares of Restricted Stock, the number of shares to be granted, the terms of the restrictions and period of time that the restrictions will be effective. The Committee will also determine the eligible individuals who are to receive options and the terms of each option grant, including (i) the option prices of shares subject to options, (ii) the dates on which options become exercisable and (iii) the expiration date of each option. The Committee has the power to accelerate the exercisability of outstanding options and to reprice any option at any time.

  The purchase price of the shares subject to options will be fixed by the Committee, in its discretion, at the time options are granted, provided that in no event shall the per share purchase price of an option granted under the 1996 Stock Plan or any ISO granted under the 1997 Stock Plan be less than the Fair Market Value Per Share (as defined in the Stock Plans) on the date of grant.

  Optionees and holders of Restricted Stock will have no voting, dividend, or other rights as stockholders prior to the lapse of all restrictions or the receipt of unrestricted shares upon the exercise of options. The exercise price for options may be paid in cash or, at the discretion of the Committee, satisfied by tendering shares having a value equal to the exercise price. The number of shares covered by options will be appropriately adjusted in the event of any stock split, merger, recapitalization or similar corporate event. No adjustments will be made upon conversion of the Company's Series A Preferred Stock.

  The Board of Directors of Knoll may at any time terminate either or both of the Stock Plans or from time to time make such modifications or amendments to the Stock Plans as it may deem advisable; provided that, with respect to the 1997 Stock Plan, the Board may not, without the approval of the Knoll stockholders, (i) increase the maximum number of shares of Common Stock for which options may be granted under the Stock Plans, (ii) expand the class of employees eligible to participate therein, (iii) reduce the minimum purchase price at which options may be granted under the Stock Plans, (iv) extend the maximum term of options, or (v) extend the term of the 1997 Stock Plan.

  Options and Restricted Stock granted under the Stock Plans will be evidenced by written agreements between the recipient and Knoll. Subject to limitations set forth in the Stock Plans, the terms of option and Restricted Stock agreements will be determined by the Committee, and need not be uniform among recipients.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  The Company currently does not have a Compensation Committee. During the fiscal year ended December 31, 1996 the compensation of Messrs. Staniar, Lynch and Cogan was determined pursuant to employment agreements which each of them has with the Company. The incentive portion of the compensation of each of Messrs. Staniar and Lynch was determined by Messrs. Lapidus, Harris, and Lee and confirmed by the entire Board of Directors, including Messrs. Staniar and Lynch. For the fiscal year ended December 31, 1996 the incentive compensation of Mr. Cogan and the compensation for all other executive officers was determined by Messrs. Staniar and Lynch.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth the ownership of the Common Stock and Series A Prefered Stock of the Company as of March 27, 1997, of (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock or Series A Preferred Stock, (ii) each director and named executive officer of the Company and (iii) all current directors and executive officers of the Company as a group.

                          NUMBER OF SHARES OF
  NAME AND ADDRESS OF     SERIES A PREFERRED  NUMBER OF SHARES OF % OF EACH CLASS
    BENEFICIAL OWNER           STOCK (1)        COMMON STOCK (1)    OUTSTANDING
  -------------------     ------------------- ------------------- ---------------
Warburg, Pincus
Ventures, LLC (2).......       1,469,081             918,750        91.6%/65.1%
 466 Lexington Avenue
 New York, NY 10017
Burton B. Staniar.......          20,507             132,825          1.3/9.4
John H. Lynch...........          20,507             132,825          1.3/9.4
Wolfgang Billstein......             320                 200            */*
Kathleen G. Bradley.....             640              12,400            */*
Andrew B. Cogan.........           3,998              50,500           */3.6
John L. Vogelstein (3)..       1,469,081             918,750         91.6/65.1
Sidney Lapidus (3)......       1,469,081             918,750         91.6/65.1
Jeffrey A. Harris (3)...       1,469,081             918,750         91.6/65.1
Kewsong Lee (3).........       1,469,081             918,750         91.6/65.1
All executive officers
 and directors as a
 group (14 persons).....       1,520,969           1,269,200        94.8%/89.9%

--------
* Less than 1%.
(1) Except as otherwise indicated, the persons in this table have sole voting and investment power with respect to all shares of Common Stock and Series A Preferred Stock of the Company shown as beneficially owned by them, subject to community property laws where applicable and subject to the information contained in the footnotes to this table.
(2) The sole general partner of Warburg is Warburg, Pincus & Co., a New York general partnership ("WP"). E.M. Warburg, Pincus & Co., LLC, a New York limited liability company ("EMW LLC"), manages Warburg. The members of EMW LLC are substantially the same as the partners of WP. Lionel I. Pincus is the managing partner of WP and the managing member of EMW LLC and may be deemed to control both WP and EMW LLC. WP has a 15% interest in the profits of Warburg as the general partner. Jeffrey A. Harris, Sidney Lapidus, Kewsong Lee and John L. Vogelstein, directors of the Company, are Managing Directors and members of EMW LLC and general partners of WP. As such, Messrs. Harris, Lapidus, Lee and Vogelstein may be deemed to have an indirect pecuniary interest (within the meaning of Rule l6a-1 under the Securities Exchange Act of 1934) in an indeterminate portion of the shares beneficially owned by Warburg. See Note 3 below.
(3) All of the shares indicated as owned by Messrs. Harris, Lapidus, Lee and Vogelstein are owned directly by Warburg and are included because of the affiliation of such persons with Warburg. Messrs. Harris, Lapidus, Lee and Vogelstein disclaim "beneficial ownership" of these shares within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934. See Note 2 above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

THE ACQUISITION

  On February 29, 1996, pursuant to the Stock Purchase Agreement, the Company acquired all of the outstanding capital stock of the companies that constitute the Knoll business for an aggregate purchase price of $579,801,000. The Company was formed by Warburg, NationsBanc Investment Corp. and certain members of the Company's management to consummate the Acquisition. The Acquisition and related fees and expenses were financed through a $260 million term loan, issuance of the Notes and with a $160.4 million equity contribution by Warburg, NationsBanc Investment Corp. and senior management of the Company. Of the $160.4 million of Company capital stock sold in connection with the Acquisition (plus shares sold on October 21, 1996), certain members of the Company's management (including the named executive officers) purchased $5.4 million, NationsBanc Investment Corp. purchased $8 million and Warburg purchased $147 million. The equity consisted of 1,002,500 shares of common stock, sold for $100,250, and 1,602,997 shares of Series A Preferred Stock, sold for $160.3 million.

STOCKHOLDERS AGREEMENT

  In connection with the acquisition of the Company in 1996, Warburg Pincus Ventures, L.P., NationsBanc Investment Corp. and certain senior members of management (each a "Holder" and collectively, the "Holders") and the Company entered into a Stockholders Agreement (the "Stockholders Agreement"), dated as of February 29, 1996, which governs certain matters related to corporate governance and registration of shares of Common Stock and Series A Preferred Stock ("Registrable Securities") held by such Holders (other than shares acquired pursuant to the Stock Plans). The following description of the Stockholders Agreement is qualified in its entirety by reference to the Stockholders Agreement (Common Stock and Preferred Stock), which is filed as an exhibit to this Form 10-K.

  Pursuant to the Stockholders Agreement, Warburg is entitled to request on up to two occasions that the Company file a registration statement under the Securities Act covering the sale of at least $25 million of shares of Common Stock or Series A Preferred Stock, subject to certain conditions. If officers or directors of the Company holding other securities of the Company request inclusion of their securities in any such registration, or if holders of securities of the Company other than Registrable Securities who are entitled, by contract with the Company or otherwise, to have securities included in such a registration (the "Other Stockholders"), request such inclusion, the Holders shall offer to include the securities of such officers, directors and Other Stockholders in any underwriting involved in such registration, provided, among other conditions, that the underwriter representative of any such offering has the right, subject to certain conditions, to limit the number of Registrable Securities included in the registration. The Company may defer the registration for 120 days if it believes that it would be seriously detrimental to the Company for such registration statement to be filed.

  The Stockholders Agreement further provides that, if the Company proposes to register any of its securities (other than registrations related solely to employee benefit plans or pursuant to Rule 145 or on a form which does not permit secondary sales or does not include substantially the same information as would be required to be included in a registration statement covering the sale of Registrable Securities), either for its own account or for the account of other security holders, holders of Registrable Securities may require the Company to include all or a portion of their Registrable Securities in the registration and in any underwriting involved therein, provided, among other conditions, that the underwriter representative of any such offering has the right, subject to certain conditions, to limit the number of Registrable Securities included in the registration. In addition, after the Company becomes qualified to use Form S-3, the holders of Registrable Securities will have the right to request an unlimited number of registrations on Form S-3 to register at least $5 million of such shares, subject to certain conditions, provided that the Company will not be required to effect such a registration within 180 days of the effective date of the most recent registration pursuant to this provision.

  In general, all fees, costs and expenses of such registrations (other than underwriting discounts and selling commissions applicable to sales of the Registrable Securities and all fees and disbursements of counsel for the

Holders) will be borne by the Company. The registration rights described above apply to 1,002,500 shares of Common Stock and 1,602,997 shares of Series A Preferred Stock held by the Holders.

  The Stockholders Agreement provides that the original Board of Directors of the Company was to be composed of Messrs. Staniar, Lynch, Vogelstein, Lapidus, Harris and Lee. Pursuant to the Stockholders Agreement, the stockholders who are a party thereto have agreed to vote their shares of Common Stock for four directors nominated by Warburg if Warburg owns 50% or more of the Company's outstanding shares of Common Stock and Series A Preferred Stock, three directors if it owns 25% or more, two directors if it owns 15% or more and one director if it owns 5% or more.

ISSUANCE OF RESTRICTED SHARES OF COMMON STOCK

  In connection with the issuance of 1,320,000 restricted shares of Common Stock pursuant to the Company's 1996 Stock Plan established in connection with the Acquisition, Warburg and the Company also entered into separate Stockholders Agreements with all of the Company's executive officers and other members of the Company's management. Pursuant to these agreements, members of management agreed not to transfer their shares except (i) to members of their immediate families and other related or controlled entities, (ii) to Warburg or an affiliate thereof or (iii) after a public offering of Common Stock, upon 30 days prior written notice to the Board of Directors. The restrictions on transfer terminate after a public offering of Common Stock when Warburg owns less than 10% of the outstanding shares of Common Stock and less than 10% of the outstanding shares of Series A Preferred Stock. In addition, pursuant to these agreements, the Company agreed that, if the Company determined to register any shares of Common Stock for its own account or for the account of security holders, the Company would include in such registration all of the vested shares of Common Stock received by management pursuant to the 1996 Stock Plan. In addition, after the Company qualifies for Form S-3, management may request unlimited registrations of at least $5,000,000 of securities on Form S-3, provided that the Company is not required to effect a registration pursuant to this provision within 180 days of the effective date of the most recent registration pursuant to this provision.

  Pursuant to the 1996 Stock Incentive Plan, the Company also entered into Restricted Share Agreements with each recipient of restricted shares of Common Stock, including each of the Company's executive officers. Pursuant to these agreements, Burton Staniar received 300,000 restricted shares, John Lynch received 300,000 restricted shares, Andrew Cogan received 120,000 restricted shares and Kathleen Bradley received 60,000 restricted shares. The agreements were dated February 29, 1996 and the shares vested at a rate of 20% per year, commencing on the date of grant (in the case of Messrs. Staniar, Lynch and Cogan) or on the first anniversary of the date of grant. The agreements provide that upon the voluntary termination of employment for reasons other than death, disability or retirement at age 65, or if the grantee's employment was terminated without cause, the nonvested restricted shares were to be immediately forfeited to the Company. Upon termination with cause, the agreements provide (i) in the case of Messrs. Staniar and Lynch, for the immediate forfeiture of all restricted shares, regardless of whether vested prior to termination, and (ii) that the Company may repurchase the shares of Common Stock at $0.10 per share.

OTHER

  During 1996, the Company paid $137,337 to Emanuela Frattini Magnusson for design services and product royalties, the bulk of which was payable pursuant to the terms of a July 1993 Design Development Agreement between Emanuela Frattini and the Company pertaining to the Company's Propeller product line. Emanuela Frattini Magnusson is the wife of Carl G. Magnusson, the Company's Senior Vice President--Design.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of the report:

  (1) CONSOLIDATED FINANCIAL STATEMENTS. The Consolidated Financial Statements of the Company are listed in the Index to Financial Statements beginning on page F-1 of this Form 10-K.

  (2) FINANCIAL STATEMENT SCHEDULES. Financial Statement Schedule II-Valuation and Qualifying Accounts is filed with this Form 10-K beginning on page S-1 of this Form 10-K preceding the exhibits. All other schedules for which provision is made in the applicable regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

  (3) EXHIBITS.

 EXHIBIT
   NO.                                 DESCRIPTION
 -------                               -----------
   3.1   --Amended and Restated Certificate of Incorporation of the Company.
   3.2   --Certificate of Ownership and Merger Merging Knoll, Inc. With And
          Into T.K.G. Acquisition Corp.
   3.3   --Restated By-Laws of the Company.
   4.1   --Indenture, dated as of February 29, 1996, by and among the Company,
          T.K.G. Acquisition Corp., T.K.G. Acquisition Sub, Inc., The Knoll
          Group, Inc., Knoll North America, Inc., Spinneybeck Enterprises, Inc.
          and Knoll Overseas, Inc., as guarantors, and IBJ Schroder Bank and
          Trust Company, as trustee, relating to $165,000,000 principal amount of 10 7/8% Senior Subordinated Notes due 2006, including form of
          Initial Global Note. (Incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4, Registration No.
          333-2972.)
   4.2   --Supplemental Indenture, dated as of February 29, 1996, by and among the Company, as successor to T.K.G. Acquisition Sub, Inc., the
          Guarantors (as defined therein), and IBJ Schroder Bank & Trust
          Company, as trustee, relating to $165,000,000 principal amount of 10
          7/8% Senior Subordinated Notes due 2006, including form of Initial
          Global Note. (Incorporated herein by reference to Exhibit 4.2 to the
          Company's Registration Statement on Form S-4, Registration No. 333-
          2972.)
   4.3   --Supplemental Indenture No. 2, dated as of March 14, 1997, by and among the Company, the Guarantors (as defined therein), and IBJ
          Schroder Bank & Trust Company, as trustee, relating to $165,000,000 principal amount of 10 7/8% Senior Subordinated Notes due 2006, including form of Initial Global Note.
   4.4   --Credit Agreement, dated as of February 29, 1996, by and among T.K.G.
          Acquisition Sub, Inc., the Guarantors (as defined therein),
          NationsBank, N.A., Chemical Bank and other lending institutions.
          (Incorporated herein by reference to Exhibit 4.3 to the Company's
          Registration Statement on Form S-4, Registration No. 333-2972.)
   4.5   --Security Agreement dated February 29, 1996, by and among T.K.G.
          Acquisition Sub, Inc., the Guarantors (as defined therein), Knoll
          North America, Inc., The Knoll Group, Inc., and NationsBank, N.A. and
          other lending institutions. (Incorporated herein by reference to
          Exhibit 4.4 to the Company's Registration Statement on Form S-4,
          Registration No. 333-2972.)

 EXHIBIT
   NO.                                 DESCRIPTION
 -------                               -----------
   4.6   --Registration Rights Agreement, dated as of February 29, 1996, by and among T.K.G. Acquisition Sub, Inc., The Knoll Group, Inc., Knoll
          North America, Inc., the Guarantors (as defined therein) and
          NationsBanc Capital Markets, Inc., as initial purchaser.
          (Incorporated herein by reference to Exhibit 4.5 to the Company's
          Registration Statement on Form S-4, Registration No. 333-2972.)
  10.1   --Stock Purchase Agreement, dated as of December 20, 1995, by and between Westinghouse and TKG. (Incorporated herein by reference to
          Exhibit 10.1 to the Company's Registration Statement on Form S-4,
          Registration No. 333-2972.)
  10.2   --Knoll, Inc. 1996 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on
          Form S-4, Registration No. 333-2972.)
  10.3   --Employment Agreement, dated as of February 29, 1996, between T.K.G.
          Acquisition Corp. and Burton B. Staniar.
  10.4   --Employment Agreement, dated as of February 29, 1996, between T.K.G.
          Acquisition Corp. and John H. Lynch.
  10.5   --Employment Agreement dated as of February 29, 1996, between T.K.G.
          Acquisition Corp. and Andrew B. Cogan.
  10.6   --Stockholders Agreement (Common Stock and Preferred Stock), dated as of February 29, 1996, among T.K.G. Acquisition Corp., Warburg, Pincus
          Ventures, L.P., and the signatories thereto.
  10.7   --Form of Stockholders Agreement (Restricted Shares), dated as of
          February 29, 1996, among T.K.G. Acquisition Corp., Warburg, Pincus
          Ventures L.P. and the signatories thereto.
  10.8   --Knoll, Inc. 1997 Stock Incentive Plan.
  10.9   --Consulting Agreement, dated as of December 1, 1996, between Wolfgang
          Billstein and Knoll, Inc.
  21     --Subsidiaries of the Registrant.
  27     --Financial Data Schedule.

(b) REPORTS ON FORM 8-K

  The Company did not file any reports on Form 8-K during the last quarter of the year ended December 31, 1996.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT ON FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, THIS 28TH DAY OF MARCH, 1997.

                                          KNOLL, INC.

                                                  /s/ Burton B. Staniar
                                          By:__________________________________
                                                    BURTON B. STANIAR
                                                  CHAIRMAN OF THE BOARD

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT ON FORM 10-K HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATE(S) INDICATED.

        /s/ Burton B. Staniar          Chairman of the          March 28, 1997
-------------------------------------   Board
          BURTON B. STANIAR

          /s/ John H. Lynch            President, Chief         March 28, 1997
-------------------------------------   Executive Officer
            JOHN H. LYNCH               and Director
                                        (Principal
                                        Executive Officer)

        /s/ Douglas J. Purdom          Chief Financial          March 28, 1997
-------------------------------------   Officer (Principal
          DOUGLAS J. PURDOM             Financial Officer)

         /s/ Barry L. McCabe           Controller               March 28, 1997
-------------------------------------   (Principal
           BARRY L. MCCABE              Accounting Officer)

         /s/ Andrew B. Cogan           Director                 March 28, 1997
-------------------------------------
           ANDREW B. COGAN

        /s/ Jeffrey A. Harris          Director                 March 28, 1997
-------------------------------------
          JEFFREY A. HARRIS

         /s/ Sidney Lapidus            Director                 March 28, 1997
-------------------------------------
           SIDNEY LAPIDUS

           /s/ Kewsong Lee             Director                 March 28, 1997
-------------------------------------
             KEWSONG LEE

       /s/ John L. Vogelstein          Director                 March 28, 1997
-------------------------------------
         JOHN L. VOGELSTEIN

  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

  No annual report or proxy material has been sent to security holders of the
                                   Company.

                                  KNOLL, INC.

                         INDEX TO FINANCIAL STATEMENTS

HISTORICAL                                                                 PAGE
                                                                           ----
Reports of Independent Auditors...........................................  F-2
Consolidated Balance Sheets at December 31, 1996 and 1995 (Predecessor)...  F-4
Consolidated Statements of Operations for the Ten Months Ended December
 31, 1996, the Two Months Ended February 29, 1996 (Predecessor) and the
 Years Ended December 31, 1995 and 1994 (Predecessor).....................  F-5
Consolidated Statements of Cash Flows for the Ten Months Ended December
 31, 1996, the Two Months Ended February 29, 1996 (Predecessor) and the
 Years Ended December 31, 1995 and 1994 (Predecessor).....................  F-6
Consolidated Statements of Changes in Stockholders' Equity for the Ten
 Months Ended December 31, 1996, the Two Months Ended February 29, 1996
 (Predecessor) and the Years Ended December 31, 1995 and 1994
 (Predecessor)............................................................  F-7
Notes to the Consolidated Financial Statements............................  F-8

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Knoll, Inc.

  We have audited the accompanying consolidated balance sheet of Knoll, Inc. as of December 31, 1996 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the ten month period ended December 31, 1996 (post-acquisition period), and the consolidated statements of operations, changes in stockholders' equity and cash flows of The Knoll Group, Inc. (Predecessor) for the two month period ended February 29, 1996 (pre-acquisition period). Our audits also included the financial statement schedule (as it pertains to 1996) as listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the 1996 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Knoll, Inc. at December 31, 1996, and the consolidated results of its operations and its cash flows for the post-acquisition period in conformity with generally accepted accounting principles. Further, in our opinion, the aforementioned Predecessor consolidated financial statements present fairly, in all material respects, the consolidated results of operations and cash flows of the Knoll Group, Inc. for the pre-acquisition period in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic 1996 financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 14, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Knoll, Inc.

  In our opinion, the consolidated financial statements listed in the Index appearing under Item 14(a)(1) and (2) present fairly, in all material respects, the financial position of The Knoll Group, Inc., an organizational unit of Westinghouse Electric Corporation (Westinghouse), at December 31, 1995, and the results of their operations, cash flows and changes in stockholders' equity for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Westinghouse's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of The Knoll Group, Inc. for any period subsequent to December 31, 1995.

  The Knoll Group, Inc. is a business unit of Westinghouse for each of the two years ended December 31, 1995 and, as disclosed in Note 4 to the accompanying financial statements, engaged in various transactions and relationships with other Westinghouse entities.

                                          /s/ Price Waterhouse LLP

Pittsburgh, Pennsylvania
January 15, 1996

                                  KNOLL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                          THE KNOLL GROUP, INC.
                                                              (PREDECESSOR)
                                             DECEMBER 31,     DECEMBER 31,
                                                 1996             1995
                                             ------------ ---------------------
                                                       (IN THOUSANDS)
                   ASSETS
Current assets:
  Cash and cash equivalents.................   $  8,804         $  1,569
  Customer receivables, net.................    111,166          114,592
  Inventories...............................     57,811           59,643
  Deferred income taxes.....................     17,474           18,273
  Prepaid and other current assets..........      7,424            8,465
                                               --------         --------
    Total current assets....................    202,679          202,542
Property, plant, and equipment..............    176,218          164,633
Intangible assets...........................    286,940          240,772
Prepaid pension cost........................        --            45,161
Other noncurrent assets.....................      9,875            3,602
                                               --------         --------
    Total Assets............................   $675,712         $656,710
                                               ========         ========
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt...........................   $    --          $  1,496
  Current maturities of long-term debt......     23,265            3,287
  Accounts payable--trade...................     50,250           45,850
  Accounts payable--related parties.........        --               413
  Income taxes payable......................        388           13,973
  Accrued restructuring costs...............      1,979           10,868
  Other current liabilities.................     62,043           43,957
                                               --------         --------
    Total current liabilities...............    137,925          119,844
Long-term debt..............................    330,889              251
Deferred income taxes.......................      1,931           29,574
Postretirement benefits obligation..........     15,873           20,593
Other noncurrent liabilities................     11,290            5,997
                                               --------         --------
    Total liabilities.......................    497,908          176,259
                                               --------         --------
Stockholders' equity:
  Preferred stock; $1.00 par value;
   authorized 3,000,000 shares, issued and
   outstanding 1,602,997 shares of Series A
   12% Participating Convertible Preferred
   Stock (liquidation preference of
   $160,299,700)............................      1,603              --
  Common stock, $.01 par value; authorized
   24,000,000 shares; issued and outstanding
   2,322,500 shares.........................         23              --
  Additional paid-in-capital................    158,906              --
  Unearned stock grant compensation.........        (96)             --
  Retained earnings.........................     16,836              --
  Parent company investment.................        --           503,317
  Cumulative foreign currency translation
   adjustment...............................        532          (22,866)
                                               --------         --------
    Total stockholders' equity..............    177,804          480,451
                                               --------         --------
    Total Liabilities and Stockholders'
     Equity.................................   $675,712         $656,710
                                               ========         ========

        See accompanying notes to the consolidated financial statements.

                                  KNOLL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                           THE KNOLL
                                          GROUP, INC.
                                         (PREDECESSOR)  THE KNOLL GROUP, INC.
                             TEN MONTHS   TWO MONTHS        (PREDECESSOR)
                               ENDED         ENDED     YEAR ENDED DECEMBER 31,
                            DECEMBER 31, FEBRUARY 29,  ------------------------
                                1996         1996         1995         1994
                            ------------ ------------- -----------  -----------
                                              (IN THOUSANDS)
Sales to customers........    $561,534     $ 89,933    $   610,723  $   562,598
Sales to related parties..         --           299         10,169          271
                              --------     --------    -----------  -----------
Total sales...............     561,534       90,232        620,892      562,869
Cost of sales to
 customers................     358,841       59,514        410,615      409,909
Cost of sales to related
 parties..................         --           200          7,017          195
                              --------     --------    -----------  -----------
Gross profit..............     202,693       30,518        203,260      152,765
Provision for
 restructuring............         --           --             --        29,180
Selling, general, and
 administrative expenses..     131,349       21,256        138,527      167,238
Westinghouse long-term
 incentive compensation...         --        47,900            --           --
Allocated corporate
 expenses.................         --           921          9,528        5,881
                              --------     --------    -----------  -----------
Operating income (loss)...      71,344      (39,559)        55,205      (49,534)
Interest expense..........      32,952          340          1,430        3,225
Other income (expense),
 net......................         447         (296)        (1,597)         699
                              --------     --------    -----------  -----------
Income (loss) before
 income taxes and
 extraordinary item.......      38,839      (40,195)        52,178      (52,060)
Income tax expense
 (benefit)................      16,844      (16,107)        22,846        7,713
                              --------     --------    -----------  -----------
Income (loss) before
 extraordinary item.......      21,995      (24,088)        29,332      (59,773)
Extraordinary loss on
 early extinguishment of
 debt, net of taxes.......       5,159          --             --           --
                              --------     --------    -----------  -----------
Net income (loss).........    $ 16,836     $(24,088)   $    29,332  $   (59,773)
                              ========     ========    ===========  ===========


        See accompanying notes to the consolidated financial statements.

                                  KNOLL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          THE KNOLL
                                         GROUP, INC.
                                        (PREDECESSOR)  THE KNOLL GROUP, INC.
                            TEN MONTHS   TWO MONTHS        (PREDECESSOR)
                              ENDED         ENDED     YEAR ENDED DECEMBER 31,
                           DECEMBER 31, FEBRUARY 29,  -------------------------
                               1996         1996         1995          1994
                           ------------ ------------- -----------  ------------
                                             (IN THOUSANDS)
CASH FLOWS FROM OPERATING
 ACTIVITIES
Net income (loss)........   $  16,836     $ (24,088)  $    29,332  $    (59,773)
Noncash items included in
 income:
  Depreciation...........      19,251         3,150        19,006        21,478
  Amortization of
   intangible assets.....       7,881         1,167         6,993         7,006
  Loss on disposal of
   assets................          87           --            --            --
  Extraordinary loss.....       8,542           --            --            --
  Noncash restructuring
   charges...............         --            --            --          9,367
  Foreign currency
   transaction loss......         354           --            --            --
Changes in assets and
 liabilities:
  Customer receivables...      (5,110)        8,798        (5,850)      (11,269)
  Inventories............       1,416           671           (76)       (9,619)
  Accounts payable.......      15,870       (15,292)       (7,005)       18,533
  Current and deferred
   income taxes..........      (3,961)      (16,627)       13,185         2,186
  Other current assets...         747         2,283           453        (1,186)
  Other current
   liabilities...........      18,372        (7,190)      (23,177)       16,951
  Other noncurrent assets
   and liabilities.......       9,217        (6,911)       19,003         2,542
                            ---------     ---------   -----------  ------------
Cash provided by (used
 in) operating
 activities..............      89,502       (54,039)       51,864        (3,784)
                            ---------     ---------   -----------  ------------
CASH FLOWS FROM INVESTING
 ACTIVITIES
Capital expenditures.....     (15,255)       (2,296)      (19,334)      (20,157)
Proceeds from sale of
 assets..................         218           --            316           332
                            ---------     ---------   -----------  ------------
Cash used in investing
 activities..............     (15,037)       (2,296)      (19,018)      (19,825)
                            ---------     ---------   -----------  ------------
CASH FLOWS FROM FINANCING
 ACTIVITIES
Repayment of short-term
 debt, net...............      (1,483)       (3,805)      (20,961)       (2,758)
Proceeds from long-term
 debt....................     190,000           --            --            --
Repayment of long-term
 debt....................    (262,130)          --         (8,913)       (2,753)
Additional equity
 contribution............         400           --            --            --
Net receipts from
 (payments to) parent
 company.................         --         60,848        (6,900)       33,836
                            ---------     ---------   -----------  ------------
Cash provided by (used
 in) financing
 activities..............     (73,213)       57,043       (36,774)       28,325
                            ---------     ---------   -----------  ------------
Effect of exchange rate
 changes on cash and cash
 equivalents.............          18            58            13        (1,996)
                            ---------     ---------   -----------  ------------
Increase (decrease) in
 cash and cash
 equivalents.............       1,270           766        (3,915)        2,720
Cash and cash equivalents
 at beginning of period..       7,534         1,569         5,484         2,764
                            ---------     ---------   -----------  ------------
Cash and cash equivalents
 at end of period........   $   8,804     $   2,335   $     1,569  $      5,484
                            =========     =========   ===========  ============

        See accompanying notes to the consolidated financial statements.

                                  KNOLL, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                           THE KNOLL
                                          GROUP, INC.
                                         (PREDECESSOR)  THE KNOLL GROUP, INC.
                             TEN MONTHS   TWO MONTHS        (PREDECESSOR)
                               ENDED         ENDED     YEAR ENDED DECEMBER 31,
                            DECEMBER 31, FEBRUARY 29,  ------------------------
                                1996         1996         1995         1994
                            ------------ ------------- -----------  -----------
                                    (IN THOUSANDS, EXCEPT SHARE DATA)
PREFERRED STOCK
Balance at beginning of
 period
 (1,599,000 shares).......   $   1,599     $     --    $       --   $       --
Shares issued (3,997
 shares)..................           4           --            --           --
                             ---------     ---------   -----------  -----------
Balance at end of period..       1,603           --            --           --
                             ---------     ---------   -----------  -----------
COMMON STOCK
Balance at beginning of
 period
 (1,000,000 shares).......          10           --            --           --
Shares issued under the
 Stock Incentive Plan
 (1,320,000 shares).......          13           --            --           --
                             ---------     ---------   -----------  -----------
Balance at end of period..          23           --            --           --
                             ---------     ---------   -----------  -----------
ADDITIONAL PAID-IN-CAPITAL
Balance at beginning of
 period...................     158,391           --            --           --
Shares issued.............         396           --            --           --
Shares issued under the
 Stock Incentive Plan.....         119           --            --           --
                             ---------     ---------   -----------  -----------
Balance at end of period..     158,906           --            --           --
                             ---------     ---------   -----------  -----------
UNEARNED STOCK GRANT
 COMPENSATION
Balance at beginning of
 period...................         --            --            --           --
Shares issued under the
 Stock Incentive Plan.....        (132)          --            --           --
Earned stock grant
 compensation.............          36           --            --           --
                             ---------     ---------   -----------  -----------
Balance at end of period..         (96)          --            --           --
                             ---------     ---------   -----------  -----------
RETAINED EARNINGS
Balance at beginning of
 period...................         --            --            --           --
Net income................      16,836           --            --           --
                             ---------     ---------   -----------  -----------
Balance at end of period..      16,836           --            --           --
                             ---------     ---------   -----------  -----------
PARENT COMPANY INVESTMENT
Balance at beginning of
 period...................         --        503,317       480,885      506,822
Net income (loss).........         --        (24,088)       29,332      (59,773)
Capital expenditures......         --          2,296        19,334       20,157
Proceeds from asset
 sales....................         --            --           (316)        (332)
Net interunit
 transactions.............         --         58,552       (25,918)      14,011
                             ---------     ---------   -----------  -----------
Balance at end of period..         --        540,077       503,317      480,885
                             ---------     ---------   -----------  -----------
CUMULATIVE FOREIGN
 CURRENCY TRANSLATION
 ADJUSTMENT
Balance at beginning of
 period...................         --        (22,866)      (22,879)     (20,883)
Translation adjustment....         532            58            13       (1,996)
                             ---------     ---------   -----------  -----------
Balance at end of period..         532       (22,808)      (22,866)     (22,879)
                             ---------     ---------   -----------  -----------
TOTAL STOCKHOLDERS'
 EQUITY...................   $ 177,804     $ 517,269   $   480,451  $   458,006
                             =========     =========   ===========  ===========

        See accompanying notes to the consolidated financial statements.

                                  KNOLL, INC.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

  Knoll, Inc. and its subsidiaries (the Company or Knoll) are engaged in the design, manufacture, and sale of office furniture products and accessories, focusing on the middle to high end segments of the contract furniture market. The Company has operations in the United States (U.S.), Canada, and Europe and sells its products primarily through its direct sales representatives and independent dealers.

  The Company was formed on February 29, 1996 as a result of the acquisition of the office furniture business unit (The Knoll Group, Inc. and related entities) of Westinghouse Electric Corporation (Westinghouse). See Note 3 for further discussion of the acquisition.

  The accompanying consolidated financial statements present the financial position of the Company as of December 31, 1996 and of the Predecessor as of December 31, 1995, the results of operations, cash flows, and changes in stockholders' equity of the Company for the ten month period ended December 31, 1996, and the results of operations, cash flows, and changes in stockholders' equity of the Predecessor for the two month period ended February 29, 1996 and the years ended December 31, 1995 and 1994.

  Since the Predecessor was a business unit of Westinghouse, the accompanying financial statements of the Predecessor include estimates for certain expenses incurred by the parent on its behalf. These expenses generally include, but are not limited to, officer and employee salaries, rent, depreciation, accounting and legal services, other selling, general and administrative expenses, and other such expenses.

  The results of the Predecessor's domestic operations were included in the consolidated United States federal income tax return of Westinghouse, while the results of its operations in Canada and Europe were reported separately to their respective taxing jurisdictions. The income tax information in the accompanying financial statements of the Predecessor is presented as if the Predecessor had not been included in the consolidated tax returns of Westinghouse or other affiliates (i.e. on a stand-alone basis). The recognition and measurement of income tax expense and deferred income taxes required certain assumptions, allocations, and significant estimates that management believes are reasonable to measure the tax consequences as if the Predecessor were a stand-alone taxpayer.

  The operating results of the European subsidiaries are reported and included in the consolidated financial statements on a one month lag to allow for the timely presentation of consolidated information. The effect of this presentation is not material to the financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

  The consolidated financial statements of the Company include the accounts of Knoll, Inc. and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

  The consolidated financial statements of the Predecessor include the accounts of The Knoll Group, Inc. and related entities after elimination of intercompany transactions and balances except for those with other units of Westinghouse as described in Note 4.

  Revenue Recognition

  Sales are recognized as products are shipped and services are rendered.

                                  KNOLL, INC.

  Cash and Cash Equivalents

  Cash and cash equivalents includes cash on hand and investments with original maturities of three months or less.

  Inventories

  Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

  Property, Plant, Equipment, and Depreciation

  Property, plant, and equipment are recorded at cost. Depreciation of plant and equipment is computed using the straight-line method over the estimated useful lives of the assets. The useful lives are as follows: 45 years for buildings and 3 to 12 years for machinery and equipment.

  Intangible Assets

  Intangible assets consist of goodwill, patents and trademarks, and deferred financing fees. Goodwill is recorded at the amount by which cost exceeds the net assets of acquired businesses, and all other intangible assets are recorded at cost. Goodwill and patents and trademarks are amortized under the straight-line method over 40 years, while deferred financing fees are amortized over the life of the respective debt.

  Management reviews the carrying value of goodwill and other intangibles on an ongoing basis. When factors indicate that an intangible asset may be impaired, management uses an estimate of the undiscounted future cash flows over the remaining life of the asset in measuring whether the intangible asset is recoverable. If such an analysis indicates that impairment has in fact occurred, the book value of the intangible asset is written down to its estimated fair value.

  Income Taxes

  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse.

  As discussed in Note 1, the U.S. operations of the Predecessor for the first two months of 1996 and for the years ended December 31, 1995 and 1994 were included in a consolidated U.S. income tax return of Westinghouse and its subsidiaries. Income taxes are provided in the accompanying financial statements as if the Predecessor had filed a separate tax return.

  Foreign Currency Translation

  Results of foreign operations are translated into U.S. dollars using average exchange rates during the period, while assets and liabilities are translated into U.S. dollars using current rates. The resulting translation adjustments are accumulated as a separate component of stockholders' equity.

  Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than those of the foreign subsidiaries are included in income in the year in which the change occurs.

                                  KNOLL, INC.

  Stock-Based Compensation

  Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," encourages entities to record compensation expense for stock-based employee compensation plans at fair value but provides the option of measuring compensation expense using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," the former standard. The Company has elected to account for stock-based compensation under the former standard. Accordingly, compensation expense for restricted stock awards and stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. For those entities which choose to measure compensation expense under the former standard, SFAS No. 123 requires supplemental disclosure to show the effects on operations as if the new measurement criteria had been used. If the new measurement criteria under SFAS No. 123 had been adopted, the Company's results of operations would not differ from those reflected in the historical financial statements.

  Use of Estimates

  The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses and the disclosure of certain contingent assets and liabilities. Actual future results may differ from such estimates.

  Reclassifications

  Certain amounts in the accompanying financial statements of the Predecessor have been reclassified to conform with the Company's 1996 classifications.

3. ACQUISITION

  On December 20, 1995, Westinghouse entered into a Stock Purchase Agreement (the Agreement) with T.K.G. Acquisition Corp. (TKG), a subsidiary of Warburg, Pincus Ventures, L.P. Under the terms of the Agreement, TKG acquired all of the outstanding capital stock of The Knoll Group, Inc. and related entities on February 29, 1996 through its wholly owned subsidiary T.K.G. Acquisition Sub, Inc. Immediately following this transaction, T.K.G. Acquisition Sub, Inc. and The Knoll Group, Inc. merged with and into Knoll North America, Inc., the principal U.S. operating company of The Knoll Group, Inc. Knoll North America, Inc. changed its name to Knoll, Inc. at the time of the merger. On March 14, 1997, Knoll, Inc. merged with and into TKG. TKG then changed its name to Knoll, Inc.

  The cost of the acquisition was $579,801,000. TKG funded the acquisition through proceeds of $160,000,000 received from the sale of TKG capital stock, $165,000,000 received from an offering of 10.875% senior subordinated notes due 2006, and $260,000,000 in borrowings under senior bank credit facilities. T.K.G. Acquisition Sub, Inc. executed the offering of the senior notes and borrowings under the credit facilities. As such, upon the acquisition and subsequent merger, the senior notes and credit facility borrowings became obligations of Knoll, Inc.

  The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based upon fair market value at the date of acquisition. The excess of the consideration paid over the estimated fair value of the net assets

                                  KNOLL, INC.

  acquired, totaling $66,850,000, has been recorded as goodwill and is being amortized on a straight-line basis over 40 years. The purchase price allocation is summarized as follows (in thousands):

      Net working capital............................................. $101,446
      Property, plant and equipment...................................  180,074
      Goodwill........................................................   66,850
      Other intangible assets.........................................  239,557
      Other noncurrent liabilities, net...............................   (8,126)
                                                                       --------
                                                                       $579,801
                                                                       ========

  The following table sets forth unaudited pro forma consolidated results of operations assuming that the acquisition had taken place at the beginning of the years presented:

                                                       YEAR ENDED DECEMBER 31,
                                                       -----------------------
                                                          1996        1995
                                                       ----------- -----------
                                                           (IN THOUSANDS)
      Sales........................................... $   651,766 $   620,892
      Cost of sales...................................     419,908     425,327
                                                       ----------- -----------
      Gross profit....................................     231,858     195,565
      Selling, general and administrative expenses....     153,388     142,582
      Allocated corporate expenses....................         --        4,000
                                                       ----------- -----------
      Operating income................................      78,470      48,983
      Interest expense................................      40,030      40,945
      Other income (expense), net.....................         151      (1,597)
                                                       ----------- -----------
      Income before income taxes and extraordinary
       item...........................................      38,591       6,441
      Income taxes....................................      16,848       2,705
                                                       ----------- -----------
      Income before extraordinary item................      21,743       3,736
      Extraordinary loss on early extinguishment of
       debt, net of taxes.............................       5,159         --
                                                       ----------- -----------
      Net income...................................... $    16,584 $     3,736
                                                       =========== ===========

  These pro forma results of operations have been prepared for comparative purposes only and include certain adjustments, such as additional depreciation expense as a result of a step-up in the basis of fixed assets, additional selling, general and administrative costs for services previously provided by Westinghouse, additional amortization expense as a result of goodwill and other intangible assets, increased interest expense as a result of the debt assumed to finance the acquisition, elimination of incentive compensation under Westinghouse's long-term incentive plans which became payable, and for which amounts payable were established, as a result of the acquisition, and related income tax effects. Such results do not purport to be indicative of the actual results which would have occurred had the acquisition been consummated at the beginning of each year presented, nor do they purport to be indicative of results that will be obtained in the future.

4. RELATED PARTY TRANSACTIONS OF THE PREDECESSOR

  The Predecessor purchased products from and sold products to other Westinghouse operations. The Predecessor also purchased certain services from Westinghouse, including liability, property, and workers' compensation insurance. These transactions are discussed in further detail below.

                                  KNOLL, INC.

  Cash and Cash Equivalents

  The Predecessor utilized Westinghouse's centralized cash management services in North America. Accounts receivable were collected and cash was invested at a central location. Additionally, disbursements were funded centrally on demand. As a result, the Predecessor maintained a low cash balance on its books, and received charges and credits against the parent company's investment for cash used and collected through a central clearinghouse arrangement.

  Intercompany Purchases and Payables

  The Predecessor purchased products and services from other Westinghouse operations. For intercompany purchases in the U.S., the Predecessor used the central clearinghouse arrangement through which intercompany transactions were settled at the transfer date.

  Accounts payable to related parties at December 31, 1995 represents balances payable for purchases from units of Westinghouse that do not participate in the central clearinghouse arrangement.

  Intercompany Sales and Receivables

  The Predecessor sold products to various Westinghouse operations. These transactions were settled immediately through the central clearinghouse or the internal customer was invoiced and an intercompany receivable was established.

  Corporate Services

  The Predecessor used, and was charged directly for, certain services that Westinghouse provided to its business units. These services generally included information systems support, certain accounting functions such as transaction processing, legal, environmental affairs and human resources consulting and compliance support.

  Westinghouse centrally developed, negotiated, and administered the Predecessor's insurance programs. The insurance included broad all-risk coverage for real and personal property and third-party liability coverage, employer's liability coverage, automobile liability, general and product liability, and other standard liability coverage. The Predecessor also maintained a program of self-insurance for workers' compensation in the United States through Westinghouse. Westinghouse charged its business units for all of the centrally administered insurance programs based in part on claims history. Specific liabilities for general and product liability, automobile liability and workers' compensation claims are presented in the Predecessor's consolidated financial statements.

  All of the charges for the corporate services described above are included in the costs of the Predecessor's operations in the consolidated statements of operations. Such charges were based on costs which directly related to the Predecessor or on a pro rata portion of Westinghouse's total costs for the services provided. These costs were allocated to the Predecessor on a basis that management believes is reasonable. However, management believes that it is possible that the costs of these transactions may differ from those that would result from transactions among unrelated parties. For the two month period ended February 29, 1996 and the years ended December 31, 1995 and 1994, charges related to corporate services above totaled $510,000, $3,304,000, and $4,172,000, respectively.

  The Predecessor also purchased other Westinghouse internally-provided services as necessary including telecommunications, printing, productivity and quality consulting, and other services.

                                  KNOLL, INC.

  Allocated Corporate Expenses

  Westinghouse allocated a certain portion of its corporate expenses to its business units. These allocated costs include Westinghouse executive management and corporate overhead; corporate legal, environmental, audit, treasury and tax services, pension charges related to corporate functions, and other corporate support and executive costs. For the year ended December 31, 1995, allocated corporate expenses also include $4,000,000 of incentive compensation payable to the Predecessor's executives under Westinghouse long-term incentive plans.

  These corporate expenses were allocated primarily based on sales with the exception of the incentive compensation allocation. This methodology of allocating corporate expenses to business units is reasonable and consistent, but such allocations are not necessarily indicative of actual costs. On an annual basis, it was not practical for Westinghouse management to estimate the level of expenses that might have been incurred had the Predecessor operated as a separate stand-alone entity.

  Westinghouse did not charge its business units for the carrying costs related to its investment in such units (parent company investment). Therefore, the Predecessor's results of operations for each of the periods presented do not include any allocated interest charges from Westinghouse.

  Westinghouse Long-Term Incentive Compensation

  Certain key executives of the Predecessor were participants in a long-term incentive compensation plan established by Westinghouse. The plan provided for payment of awards at the end of a five year period based on the achievement of certain performance goals set by Westinghouse's Board of Directors. As a result of the consummation of the acquisition discussed in
  Note 3, the payment of awards was accelerated pursuant to the terms of the plan, resulting in a charge to operations of $47,900,000 for the two months ended February 29, 1996.

  Parent Company Investment

  Since the Predecessor was an operating unit of Westinghouse and was not a distinct legal entity, there were no customary equity and capital accounts recorded on the consolidated balance sheet. Instead, parent company investment was maintained by the Predecessor and Westinghouse to account for interunit transactions described above.

5. CUSTOMER RECEIVABLES

  Customer receivables are presented net of an allowance for doubtful accounts of $5,713,000 and $5,782,000 at December 31, 1996 and 1995,
  respectively. Management performs ongoing credit evaluations of its customers and generally does not require collateral. As of December 31, 1996 and 1995, the U.S. government represented approximately 17.3% and 16.4%, respectively, of gross customer receivables.

                                  KNOLL, INC.

6. INVENTORIES

                                                               THE KNOLL GROUP,
                                                              INC. (PREDECESSOR)
                                                 DECEMBER 31,    DECEMBER 31,
                                                     1996            1995
                                                 ------------ ------------------
                                                         (IN THOUSANDS)
      Raw materials.............................   $34,147         $34,857
      Work in process...........................     7,508           9,829
      Finished goods............................    16,156          14,957
                                                   -------         -------
      Inventories...............................   $57,811         $59,643
                                                   =======         =======

7. PROPERTY, PLANT AND EQUIPMENT

                                                               THE KNOLL GROUP,
                                                              INC. (PREDECESSOR)
                                                 DECEMBER 31,    DECEMBER 31,
                                                     1996            1995
                                                 ------------ ------------------
                                                         (IN THOUSANDS)
      Land and buildings........................   $ 61,844       $ 100,197
      Machinery and equipment...................    122,573         180,057
      Construction in progress..................     11,066          10,473
                                                   --------       ---------
      Property, plant and equipment, at cost....    195,483         290,727
      Accumulated depreciation..................    (19,265)       (126,094)
                                                   --------       ---------
      Property, plant and equipment, net........   $176,218       $ 164,633
                                                   ========       =========

8. INTANGIBLE ASSETS

                                                               THE KNOLL GROUP,
                                                              INC. (PREDECESSOR)
                                                 DECEMBER 31,    DECEMBER 31,
                                                     1996            1995
                                                 ------------ ------------------
                                                         (IN THOUSANDS)
      Goodwill..................................   $ 62,627        $277,833
      Patents and trademarks....................    219,900             623
      Deferred financing fees...................     11,226             --
                                                   --------        --------
                                                    293,753         278,456
      Accumulated amortization..................     (6,813)        (37,684)
                                                   --------        --------
      Intangible assets, net....................   $286,940        $240,772
                                                   ========        ========

9. OTHER CURRENT LIABILITIES

                                                               THE KNOLL GROUP,
                                                              INC. (PREDECESSOR)
                                                 DECEMBER 31,    DECEMBER 31,
                                                     1996            1995
                                                 ------------ ------------------
                                                         (IN THOUSANDS)
      Accrued employee compensation.............   $27,881         $19,486
      Accrued product warranty..................     7,173           6,763
      Other.....................................    26,989          17,708
                                                   -------         -------
      Other current liabilities.................   $62,043         $43,957
                                                   =======         =======

                                  KNOLL, INC.

10. INDEBTEDNESS

  The Company did not have any short-term borrowings outstanding as of December 31, 1996. As of December 31, 1995, the Predecessor had outstanding short-term European bank loans totaling $1,496,000. The composite and weighted average interest rates on these borrowings was 11.00% and 10.356%, respectively.

  The Company's and the Predecessor's long-term debt is summarized as follows:

                                                           THE KNOLL GROUP, INC.
                                                               (PREDECESSOR)
                                              DECEMBER 31,     DECEMBER 31,
                                                  1996             1995
                                              ------------ ---------------------
                                                        (IN THOUSANDS)
   10.875% Senior subordinated notes, due
    2006....................................    $165,000          $  --
   Term loans, variable rate (6.515% at
    December 31, 1996) due through 2002.....     100,000             --
   Revolving loans, variable rate (6.515% at
    December 31, 1996) due 2002.............      88,000             --
   7.00% Urban Redevelopment Authority
    Grant, due 1996.........................         --            2,055
   Other....................................       1,154           1,483
                                                --------          ------
                                                 354,154           3,538
   Less current maturities..................     (23,265)         (3,287)
                                                --------          ------
   Long-term debt...........................    $330,889          $  251
                                                ========          ======

  Senior Subordinated Notes

  The Company assumed the obligations under the 10.875% senior subordinated notes as a direct result of the acquisition and merger which occurred on February 29, 1996, as discussed in Note 3. The notes are unsecured and are guaranteed by each existing and future wholly owned domestic subsidiary of Knoll, Inc. However, if the Company is unable to satisfy all or any portion of its obligations with respect to the notes, it is unlikely that the guarantors will be able to pay all or any portion of such unsatisfied obligations. There are no sinking fund requirements related to these notes, and they are not redeemable at the Company's option prior to March 15, 2001. At such date, the notes are redeemable at 105.438% of principal amount, and thereafter at an annually declining premium over par until March 15, 2004 when they are redeemable at par. Notwithstanding the foregoing, at any time on or before March 15, 1999, the Company may, under certain conditions, redeem up to 35% of the original aggregate principal amount of the notes at a redemption price of 110% of principal amount plus interest with net proceeds from a public equity offering made by the Company. The indenture limits the payment of dividends and incurrence of indebtedness and includes certain other restrictions and limitations that are customary with subordinated indebtedness of this type.

  Term and Revolving Loans

  On December 17, 1996, the Company entered into a $230,000,000 credit agreement with a group of financial institutions that provides for a six year term loan facility in the aggregate principal amount of $100,000,000 and a six year revolving credit facility in an aggregate amount of up to $130,000,000. In addition, the revolving credit facility contains a letter of credit subfacility which allows for the issuance of

                                  KNOLL, INC.

  up to $20,000,000 in letters of credit. The amount available for borrowing under the revolving credit facility is reduced by the total outstanding letters of credit. This credit agreement expires in December 2002.

  The proceeds of the facilities were used to refinance the Company's debt under the previously existing senior bank credit facilities that was assumed as a result of the acquisition, as discussed in Note 3, and for working capital and general corporate purposes. The refinancing resulted in an extraordinary charge of $8,542,000 on a pre-tax basis, $5,159,000 on an after-tax basis, to operations for the ten months ended December 31, 1996. This extraordinary charge consisted of the write-off of unamortized financing costs related to the refinanced debt.

  Borrowings under the existing credit agreement bear interest at rates based on a bank base rate or the Eurodollar rate adjusted by a certain percentage which depends on the Company's leverage ratio, as defined by the agreement. The Company is required to make quarterly principal payments on the term loans through December 2002, commencing on March 31, 1997. All loans under the agreement are secured by substantially all of the Company's assets, 100% of the capital stock of the Company's domestic operations, and 65% of the capital stock of the Company's foreign operations. All borrowings are also unconditionally guaranteed by the Company's existing and future wholly owned domestic subsidiaries. However, if the Company is unable to satisfy all or any portion of its obligations with respect to the credit agreement, it is unlikely that the guarantors will be able to pay all or any portion of such unsatisfied obligations.

  The credit agreement subjects the Company to various affirmative and negative covenants. Among other things, the covenants limit the Company's ability to incur additional indebtedness, declare or pay dividends, and make capital expenditures; require the Company to maintain certain financial ratios with respect to interest coverage and funded debt leverage; and require the Company to maintain interest rate protection agreements in a notional amount of at least 40% of the outstanding principal amount. See note 12 for further discussion of interest rate protection agreements.

  At December 31, 1996, the Company had outstanding borrowings totaling $88,000,000, of which $8,000,000 has been classified as current, and total letters of credit of approximately $1,406,000, under the revolving credit facility. There were no borrowings under the letters of credit. The Company pays a commitment fee ranging from 0.175% to 0.375%, depending on the Company's leverage ratio, on the unused portion of the revolving credit facility. In addition, a letter of credit fee ranging from 0.50% to 1.50%, depending on the Company's leverage ratio, is required to be paid on the amount available to be drawn under letters of credit.

  The Company also has a revolving credit agreement with various European financial institutions that allows for borrowings up to an aggregate amount of $9,685,000 or the European equivalent. There is currently no expiration date on this agreement. The interest rate on borrowings varies by bank. The majority of the banks involved assess a fixed rate ranging from 6.0% to 11.0%, while others charge a floating rate equal to the monetary market rate plus 0.6% to 1.1%. Any borrowings would be collateralized by certain real property and receivables of the Company's European operations. As of December 31, 1996, the Company did not have any outstanding borrowings under this European credit facility.

  Interest Paid

  For the ten months ended December 31, 1996, the Company made interest payments totaling $25,775,000.

                                  KNOLL, INC.

  Maturities

  Aggregate maturities of the Company's indebtedness are as follows (in thousands):

      1997............................................................. $ 23,265
      1998.............................................................   15,000
      1999.............................................................   15,000
      2000.............................................................   15,000
      2001.............................................................   20,000
      Thereafter.......................................................  265,889
                                                                        --------
                                                                        $354,154
                                                                        ========

11. PREFERRED STOCK

  Dividends on the Series A 12% Participating Convertible Preferred Stock are fully cumulative, accrue on a quarterly basis at a rate of $12 per annum, and are payable only at the discretion of the Board of Directors. Upon conversion, the holders of the outstanding Series A Preferred Stock lose their right to any dividends, including dividends in arrears. As of December 31, 1996, the aggregate and per share amounts of cumulative dividends in arrears were $16.6 million and $10.36, respectively. Each share of Series A Preferred Stock is convertible into a certain number of shares of the Company's common stock based on the fair market equity value of the Company at the time of conversion. Only the holder or holders of a majority of the outstanding Series A Preferred Stock can cause all or a portion of such stock to be converted. The Company may not redeem any of the Series A Preferred Stock at its option. Holders are not granted the benefit of any sinking fund. Upon involuntary liquidation, holders are entitled to receive $100 per share plus any unpaid dividends. For each share of Series A Preferred Stock, the holder is entitled to one thousand votes on matters generally submitted to the stockholders of the Company and certain matters on which a majority vote of holders of the Series A Preferred Stock is required by the Company's Articles of Incorporation.

12. DERIVATIVE FINANCIAL INSTRUMENTS

  The Company uses interest rate collar agreements for other than trading purposes to manage its exposure to fluctuations in interest rates on its floating rate debt. Such agreements effectively set agreed-upon maximum and minimum rates on a notional principal amount and utilize the London Interbank Offered Rate (LIBOR) as a floating rate reference. The notional amounts are utilized to measure the amount of interest to be paid or received and do not represent the amount of exposure to credit loss. These interest rate collar agreements provide that, at specified intervals, when the floating rate is less than the minimum rate, the Company will pay the counterparty the differential computed on the notional principal amount, and when the floating rate exceeds the maximum rate, the counterparty will pay the Company the differential computed on the notional principal amount. The net amount paid or received on the interest rate collar agreements is recognized as an adjustment to interest expense. During the ten months ended December 31, 1996, the Company was not required to make nor was it entitled to receive any payments as a result of these hedging activities.

  At December 31, 1996, the Company had five outstanding interest rate collar agreements with a total notional principal amount of $185,000,000 and maximum and minimum rates ranging from 7.50% to 7.99% and 5.00% to 5.50%, respectively. These agreements mature over the next two years. Aggregate maturities of the total notional principal amount are as follows:
  $70,000,000 in 1998 and $115,000,000 in 1999.

  The counterparties to the interest rate collar agreements are major financial institutions. The Company continually monitors its positions and the credit ratings of the counterparties and does not anticipate nonperformance by them. The Company has not been required to provide nor has it received any collateral related to its hedging activities.

                                  KNOLL, INC.

13. CONTINGENT LIABILITIES AND COMMITMENTS

  There are various claims and lawsuits pending against the Company, all of which management believes, based upon information presently known, either to be without merit or subject to adequate defenses. The resolution of these claims and lawsuits is not expected to have a material adverse effect on the Company.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following methods and assumptions were used to estimate the fair values of each class of financial instruments:

  Cash and Cash Equivalents, Accounts Receivable, Accounts Payable, and Short-Term Debt

  The fair values of these financial instruments approximate their carrying amounts due to their immediate or short-term periods to maturity.

  Long-Term Debt

  The fair values of the variable rate long-term debt instruments approximate their carrying amounts. The fair value of other long-term debt was estimated using quoted market values or discounted cash flow analyses based on current incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company's long-term debt, including the current portion, is approximately $371,892,000 at December 31, 1996 while the carrying amount is $354,154,000. The fair value of the Predecessor's long-term debt, including the current portion, approximates its carrying amount at December 31, 1995.

  Interest Rate Collar Agreements

  The fair value of the Company's interest rate collar agreements approximates cost as of December 31, 1996.

15.INCOME TAXES

  Income (loss) before income taxes and extraordinary item consists of the following:

                                              THE KNOLL
                                             GROUP, INC.
                                            (PREDECESSOR)  THE KNOLL GROUP, INC.
                                TEN MONTHS   TWO MONTHS        (PREDECESSOR)
                                  ENDED         ENDED     YEAR ENDED DECEMBER 31,
                               DECEMBER 31, FEBRUARY 29,  ------------------------
                                   1996         1996         1995         1994
                               ------------ ------------- ----------- ------------
                                                 (IN THOUSANDS)
      U.S. operations.........   $23,381      $(39,105)   $    46,908 $      7,729
      Foreign operations......    15,458        (1,090)         5,270      (59,789)
                                 -------      --------    ----------- ------------
                                 $38,839      $(40,195)   $    52,178 $    (52,060)
                                 =======      ========    =========== ============

                                  KNOLL, INC.

  Income tax expense (benefit), excluding extraordinary items, is comprised of the following:

                                              THE KNOLL
                                             GROUP, INC.
                                            (PREDECESSOR)  THE KNOLL GROUP, INC.
                                TEN MONTHS   TWO MONTHS        (PREDECESSOR)
                                  ENDED         ENDED     YEAR ENDED DECEMBER 31,
                               DECEMBER 31, FEBRUARY 29,  -----------------------
                                   1996         1996          1995        1994
                               ------------ ------------- ------------ -----------
                                                 (IN THOUSANDS)
      Current:
        Federal...............   $10,909      $(13,801)   $     11,130 $       --
        State.................     2,953        (1,814)          3,687       1,920
        Foreign...............       661            28             --          --
                                 -------      --------    ------------ -----------
          Total current.......    14,523       (15,587)         14,817       1,920
                                 -------      --------    ------------ -----------
      Deferred:
        Federal...............    (2,850)         (460)          7,795       5,704
        State.................      (612)          (60)            234          89
        Foreign...............     5,783           --              --          --
                                 -------      --------    ------------ -----------
          Total deferred......     2,321          (520)          8,029       5,793
                                 -------      --------    ------------ -----------
      Income tax expense
       (benefit)..............   $16,844      $(16,107)   $     22,846 $     7,713
                                 =======      ========    ============ ===========

  Income taxes paid by the Company for the ten months ended December 31, 1996 totaled $13,137,000.

  The following table sets forth the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities:

                                                               THE KNOLL GROUP,
                                                              INC. (PREDECESSOR)
                                                 DECEMBER 31,    DECEMBER 31,
                                                     1996            1995
                                                 ------------ ------------------
                                                         (IN THOUSANDS)
      Deferred tax assets:
        Accounts receivable, principally due to
         allowance for doubtful accounts.......    $  1,659        $  1,753
        Inventories............................       2,603           4,856
        Net operating loss carryforwards.......      28,253          37,339
        Accrued restructuring costs............         966           3,367
        Postretirement benefit obligation......       6,880           8,925
        Accrued liabilities and other items....      20,669           9,344
                                                   --------        --------
      Gross deferred tax assets................      61,030          65,584
      Valuation allowance......................     (33,161)        (37,990)
                                                   --------        --------
      Net deferred tax assets..................      27,869          27,594
                                                   --------        --------
      Deferred tax liabilities:
        Intangibles, principally due to
         differences in amortization...........       3,338             --
        Plant and equipment, principally due to
         differences in depreciation and
         assigned values.......................       1,930          22,369
        Prepaid pension cost...................         --           16,526
                                                   --------        --------
      Gross deferred tax liabilities...........       5,268          38,895
                                                   --------        --------
      Net deferred tax asset (liability).......    $ 22,601        $(11,301)
                                                   ========        ========

                                  KNOLL, INC.

  As discussed in Notes 1 and 2, the recognition and measurement of income tax expense and deferred taxes for the Predecessor required certain assumptions, allocations, and significant estimates in order to measure the tax consequences as if the Predecessor were a stand-alone taxpayer.

  As of December 31, 1996, the Company has pre-acquisition net operating loss carryforwards totaling approximately $76,000,000 in various foreign tax jurisdictions which generally expire between 1997 and 2001 or may be carried forward for an unlimited time.

  At February 29, 1996 and December 31, 1994 and 1993, the Predecessor had recorded a valuation allowance of $38,446,000, $43,066,000, and $24,881,000, respectively.

  For the ten months ended December 31, 1996, tax benefits recognized through reductions of the valuation allowance had the effect of reducing goodwill by $4,246,000. If additional tax benefits are recognized in the future through further reduction of the valuation allowance, such benefits will reduce goodwill.

  The following table sets forth a reconciliation of the statutory federal income tax rate to the effective income tax rate:

                                                   THE KNOLL     THE KNOLL
                                                  GROUP, INC.   GROUP, INC.
                                                 (PREDECESSOR) (PREDECESSOR)
                                     TEN MONTHS   TWO MONTHS     YEAR ENDED
                                       ENDED         ENDED      DECEMBER 31,
                                    DECEMBER 31, FEBRUARY 29,  ---------------
                                        1996         1996       1995    1994
                                    ------------ ------------- ------  -------
      Federal statutory tax rate..      35.0%        (35.0%)     35.0%   (35.0%)
      Increase (decrease) in the
       tax rate resulting from:
        State taxes, net of
         federal effect...........       3.9          (4.5)       4.9      2.5
        Higher effective income
         taxes of other countries,
         net of change in
         valuation allowance......       3.2          (0.2)      (1.4)    41.8
        Non-deductible goodwill
         amortization.............       1.0           1.1        4.7      4.7
        Other.....................       0.3          (1.4)       0.6      0.8
                                        ----         -----     ------  -------
      Effective tax rate..........      43.4%        (40.0%)     43.8%    14.8%
                                        ====         =====     ======  =======

  At December 31, 1996, the Company has not made provision for U.S. federal and state income taxes on approximately $9,194,000 of foreign earnings which are expected to be reinvested indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of the unrecognized deferred tax liability is not practicable.

                                  KNOLL, INC.

16. RESTRUCTURING

  In 1994, the Predecessor adopted a $61,345,000 restructuring program that included the separation of approximately 500 employees, the closing of various facilities, and the exiting of several product lines. The total cost of this program was offset by accruals previously established for actions that were deferred and subsequently included in this program, resulting in a net charge to operations in 1994 of $29,180,000. A summary of the program's costs is shown below.

                                                            FACILITY
                                     EMPLOYEE              CLOSURE AND
                                    SEPARATION   ASSET   RATIONALIZATION
                                      COSTS    WRITEDOWN      COSTS       TOTAL
                                    ---------- --------- --------------- -------
                                                   (IN THOUSANDS)
      North America................  $10,559    $19,104      $ 7,982     $37,645
      Europe.......................    7,526      9,264        6,910      23,700
                                     -------    -------      -------     -------
          Total....................  $18,085    $28,368      $14,892     $61,345
                                     =======    =======      =======     =======

  At December 31, 1995, the restructuring actions were essentially complete. The remaining accrued costs totaling $10,868,000 at December 31, 1995 consist primarily of employee separation costs, lease costs related to properties that are no longer being utilized, and product guarantees. The remaining accrued costs of $1,979,000 at December 31, 1996 consist of employee separation costs and product guarantees. The Company expects to pay the remaining accrued restructuring costs during 1997.

17. LEASES

  The Company has commitments under operating leases for certain machinery and equipment and facilities used in its operations. Total rental expense for the ten months ended December 31, 1996 was $7,787,000. Future minimum rental payments required under those operating leases that have an initial or remaining noncancelable lease term in excess of one year are as follows (in thousands):

      1997............................................................. $ 5,270
      1998.............................................................   4,731
      1999.............................................................   3,550
      2000.............................................................   2,390
      2001.............................................................   1,907
      Subsequent years.................................................   3,241
                                                                        -------
      Total minimum rental payments.................................... $21,089
                                                                        =======

  The Predecessor also had operating leases for certain machinery and equipment and facilities. Total rental expense charged to operations was $1,668,000 for the two months ended February 29, 1996 and $10,149,000 and $10,917,000 for the years ended December 31, 1995 and 1994, respectively.

18. STOCK INCENTIVE PLANS

  In connection with the acquisition discussed in Note 3, the Company established the Knoll, Inc. 1996 Stock Incentive Plan (the 1996 Plan). Under the 1996 Plan, awards denominated or payable in shares or options to purchase shares of the Company's common stock may be granted to officers and other key employees of the Company. A combined maximum of 1,500,000 shares or options may be granted under the 1996 Plan. A Stock Plan Committee of the Company's Board of Directors has sole discretion concerning administration of the 1996 Plan, including selection of individuals to receive awards, types of awards, the terms and conditions of the awards, and the time at which awards will be granted. The Board of Directors may terminate the 1996 Plan at its discretion at any time.

                                  KNOLL, INC.

  For the ten months ended December 31, 1996, the Company granted 1,320,000 restricted common shares, with a fair market value of $.10 per share, to key employees. Of such amount, 720,000 of these restricted common shares vest ratably over five years beginning on the grant date, while the other 600,000 shares vest over five years commencing one year subsequent to the grant date. The fair market value of the shares on the date of the grant has been recorded as unearned stock grant compensation and is presented as a separate component of stockholders' equity. Compensation expense is recognized ratably over the vesting period. No options were granted during the ten month period ended December 31, 1996. The remaining 180,000 shares available under the 1996 Plan were granted in the form of options on March 7, 1997.

  The Knoll, Inc. 1997 Stock Incentive Plan (the 1997 Plan) was established on February 14, 1997. The terms of the 1997 Plan are essentially the same as those of the 1996 Plan, except that pursuant to the 1997 Plan an aggregate of only 400,000 shares of common stock are reserved for issuance thereunder, discounted options may be granted, options may be repriced and the Board of Directors has greater flexibility to amend the 1997 Plan. On March 7, 1997, the Company granted 240,000 options to purchase shares under the 1997 Plan.

19. PENSION PLANS

  On March 1, 1996, the Company established two defined benefit pension plans: The Knoll Pension Plan and The Knoll Pension Plan for Bargaining Unit Employees. The first plan covers all eligible U.S. employees who are not members of a collective bargaining unit (i.e. union), while the second plan pertains to all U.S. employees who are covered by a collective bargaining agreement. Benefits for these plans are based primarily on years of credited service, annual compensation for each year of participation, and age when payments begin. In order to accrue benefits under The Knoll Pension Plan for Bargaining Unit Employees, participants are required to make certain contributions to the plan. The Company makes contributions to both plans as determined by an actuarial funding method. This funding policy is consistent with the minimum funding requirements set forth by the Employee Retirement Income Security Act of 1974, as amended, and other governmental laws and regulations.

  The Company's net periodic pension cost, which consists entirely of service cost, for the ten months ended December 31, 1996 was $3,953,000.

  The funded status of the Company's pension plans is as follows:

                                                                  DECEMBER 31,
                                                                      1996
                                                                 --------------
                                                                 (IN THOUSANDS)
      Actuarial present value of benefit obligation:
        Vested..................................................    $(2,784)
        Nonvested...............................................       (273)
                                                                    -------
        Accumulated benefit obligation..........................     (3,057)
        Additional obligation for projected compensation
         increases on accumulated years of service..............       (896)
                                                                    -------
      Projected benefit obligation..............................     (3,953)
      Plan assets at fair value.................................         30
                                                                    -------
      Plan assets less than projected benefit obligation and
       accrued pension cost.....................................    $(3,923)
                                                                    =======

                                  KNOLL, INC.

  The projected benefit obligation was measured using a discount rate of 7.25%. The assumed rate of compensation increase was 4.5%.

  Prior to March 1, 1996, the Predecessor sponsored a defined benefit pension plan, The Knoll Group Pension Plan, for all eligible U.S. nonunion employees. The plan provisions were substantially the same as the current pension plan for nonunion employees offered by Knoll, Inc. As a result of the sale of the Predecessor by Westinghouse, benefits earned through February 29, 1996 under The Knoll Group Pension Plan were frozen and participants were fully vested in their benefits. The plan was subsequently merged into a Westinghouse pension plan.

  The following table sets forth the Predecessor's net periodic pension cost (income) for The Knoll Group Pension Plan:

                                         TWO MONTHS
                                           ENDED     YEAR ENDED DECEMBER 31,
                                        FEBRUARY 29, -------------------------
                                            1996         1995         1994
                                        ------------ ------------  -----------
                                                   (IN THOUSANDS)
      Service cost.....................    $  522    $      2,278  $     2,955
      Interest cost on projected
       benefit obligation..............       933           5,212        5,016
      Amortization of unrecognized
       prior service cost..............        68             385          385
      Amortization of unrecognized net
       loss............................       197             --           468
                                           ------    ------------  -----------
                                            1,720           7,875        8,824
      Return on plan assets............    (1,543)         (8,993)      (8,846)
                                           ------    ------------  -----------
      Net periodic pension cost
       (income)........................    $  177    $     (1,118) $       (22)
                                           ======    ============  ===========

  The return on plan assets was determined based on a weighted-average expected long-term rate of return on plan assets of 9.75% for each period presented.

  The following table sets forth the funded status of The Knoll Group Pension
  Plan:

                                                                  DECEMBER 31,
                                                                      1995
                                                                 --------------
                                                                 (IN THOUSANDS)
      Actuarial present value of benefit obligation:
        Vested..................................................   $ (68,081)
        Nonvested...............................................      (3,363)
                                                                   ---------
        Accumulated benefit obligation..........................     (71,444)
        Additional obligation for projected compensation
         increases on accumulated years of service..............     (12,491)
                                                                   ---------
      Projected benefit obligation..............................     (83,935)
      Plan assets at fair value.................................      95,940
                                                                   ---------
      Plan assets in excess of projected benefit obligation.....      12,005
      Unrecognized prior service cost...........................       4,458
      Unrecognized net loss.....................................      28,698
                                                                   ---------
      Prepaid pension cost......................................   $  45,161
                                                                   =========

                                  KNOLL, INC.

  The projected benefit obligation was measured using a discount rate of 6.75%. The assumed rate of compensation increase was 4.0%. As of December 31, 1995, plan assets consisted primarily of listed stocks, fixed income securities, and real estate investments.

  The Predecessor also participated in two single-employer defined benefit pension plans sponsored by Westinghouse. These plans covered all U.S. union employees of the Predecessor, certain domestic Westinghouse employees, and certain domestic executives of the Predecessor and Westinghouse.

  For purposes of these financial statements, the Predecessor's participation in the plans sponsored by Westinghouse is accounted for as though such plans were multiemployer plans. For multiemployer plans, employers are required to recognize total contributions for the period as net pension expense. For the two months ended February 29, 1996 and the years ended December 31, 1995 and 1994, the Predecessor's contributions to Westinghouse for these defined benefit pension plans totaled $212,000, $1,076,000, and $1,223,000, respectively.

  Employees of the Canadian and United Kingdom (U.K.) operations participate in defined contribution plans. The Company's expense related to the Canadian plan for the ten months ended December 31, 1996 was $607,000. The Predecessor's expense for the two months ended February 29, 1996 and years ended December 31, 1995, and 1994 totaled $114,000; $398,000; and $398,000;
  respectively. Expense for the U.K. plan during each of the four aforementioned periods was not significant.

  The Company also sponsors a retirement savings plan, which is an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code, for all U.S. nonunion employees and U.S. hourly union employees. Under this plan, participants may defer a portion of their pretax earnings up to the annual contribution limit established by the Internal Revenue Service. The Company matches 40% of employee contributions on up to 6% of employee compensation. The plan also provides for additional employer matching based on the achievement of certain profitability goals. The Company's total expense under this plan was $2,957,000 for the ten months ended December 31, 1996. The Predecessor administered a similar retirement savings plan and incurred related expense totaling $406,000; $2,675,000; and $1,592,000 for the two months ended February 29, 1996 and the years ended December 31, 1995 and 1994, respectively.

20. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

  The Company provides postretirement medical and life insurance coverage for certain retired U.S. nonunion and union employees and their eligible dependents. The amount of benefits provided to retired nonunion employees varies according to the age of the retiree as of a predetermined date, while benefits provided to retired union employees are based on annual compensation. The Company does not currently fund its obligation related to postretirement medical and life insurance benefits.

  Net periodic postretirement benefit cost for the Company includes the following components:

                                                                    TEN MONTHS
                                                                      ENDED
                                                                   DECEMBER 31,
                                                                       1996
                                                                  --------------
                                                                  (IN THOUSANDS)
      Service cost...............................................     $  440
      Interest cost on projected benefit obligation..............      1,000
                                                                      ------
      Net periodic postretirement benefit cost...................     $1,440
                                                                      ======

                                  KNOLL, INC.

  The Company's liability related to the postretirement medical and life insurance benefits is as follows:

                                                                   DECEMBER 31,
                                                                       1996
                                                                  --------------
                                                                  (IN THOUSANDS)
      Accumulated postretirement benefit obligation:
        Retirees.................................................    $ (7,329)
        Fully eligible active participants.......................      (1,593)
        Other active participants................................      (8,235)
                                                                     --------
      Total accumulated postretirement benefit obligation........     (17,157)
      Unrecognized net gain......................................        (217)
                                                                     --------
      Accrued postretirement benefit cost........................    $(17,374)
                                                                     ========

  The accumulated postretirement benefit obligation was measured using the following assumptions: discount rate of 7.25%, rate of compensation increase of 4.5%, and health care cost trend rate of 9.5% in 1996, decreasing by 1.0% per year to 5.5% in 2000, and remaining at that level thereafter. Increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation by approximately $1,450,000 and increase the aggregate of the service and interest cost by approximately $151,000.

  The Predecessor provided postretirement medical and life insurance benefits to U.S. retired nonunion employees. The current postretirement medical and life insurance benefits which the Company provides to retired nonunion employees remain essentially unchanged from those which the Predecessor had provided.

  Net periodic postretirement benefit cost incurred by the Predecessor includes the following:

                                            TWO MONTHS
                                              ENDED     YEAR ENDED DECEMBER 31,
                                           FEBRUARY 29, ------------------------
                                               1996        1995         1994
                                           ------------ -----------  -----------
                                                      (IN THOUSANDS)
      Service cost.......................      $103     $       449  $       556
      Interest cost on projected benefit
       obligation........................       207           1,509        1,509
      Amortization of unrecognized prior
       service cost......................       (56)            (12)         --
      Amortization of unrecognized net
       (gain) loss.......................        10             (25)          18
                                               ----     -----------  -----------
      Net periodic postretirement benefit
       cost..............................      $264     $     1,921  $     2,083
                                               ====     ===========  ===========

  The Predecessor's liability related to the postretirement medical and life insurance benefits which it provided to U.S. retired nonunion employees is as follows:

                                                                   DECEMBER 31,
                                                                       1995
                                                                  --------------
                                                                  (IN THOUSANDS)
      Accumulated postretirement benefit obligation:
        Retirees.................................................   $  (7,581)
        Fully eligible active participants.......................      (1,680)
        Other active participants................................      (8,480)
                                                                    ---------
      Total accumulated postretirement benefit obligation........     (17,741)
      Unrecognized prior service cost............................      (4,155)
      Unrecognized net loss......................................       1,303
                                                                    ---------
      Accrued postretirement benefit cost........................   $ (20,593)
                                                                    =========

                                  KNOLL, INC.

  The accumulated postretirement benefit obligation was measured using the following assumptions: discount rate of 7.25%, rate of compensation increase of 4.0%, and health care cost trend rate of 11.5% in 1995, decreasing by 0.5% per year to 7.0% in 2004, and remaining at that level thereafter.

  The Predecessor also participated in a single-employer postretirement benefit arrangement maintained by Westinghouse. Westinghouse provided medical and life insurance benefits to all retired U.S. union employees and certain Westinghouse employees. For purposes of these financial statements, the Predecessor's participation in this postretirement benefit arrangement is accounted for as though it was a multiemployer postretirement benefit plan. For multiemployer plans, employers are required to recognize total contributions for the period as net periodic postretirement benefit expense. The Predecessor's contributions for the postretirement benefit arrangements sponsored by Westinghouse totaled $82,500 for the two months ended February 29, 1996, $151,000 for the year ended December 31, 1995 and $122,000 for the year ended December 31, 1994.

21. BUSINESS SEGMENT AND GEOGRAPHICAL REGION INFORMATION

  The Company conducts business predominantly in the office furniture industry through its operations in the United States, Canada, and Europe. Summarized financial information regarding the Company's operations in these geographic areas is presented below:

           TEN MONTHS ENDED       UNITED
          DECEMBER 31, 1996       STATES  CANADA  EUROPE  ELIMINATIONS  TOTALS
          -----------------      -------- ------- ------- ------------ --------
                                                 (IN THOUSANDS)
      Sales to customers........ $493,653 $24,456 $43,425  $     --    $561,534
      Sales between geographic
       areas....................   13,637  60,866   1,714    (76,217)       --
                                 -------- ------- -------  ---------   --------
      Net sales................. $507,290 $85,322 $45,139  $ (76,217)  $561,534
                                 ======== ======= =======  =========   ========
      Operating profit.......... $ 54,381 $10,681 $ 6,282        --    $ 71,344
                                 ======== ======= =======  =========   ========
      Identifiable assets....... $648,868 $52,690 $39,725  $ (65,571)  $675,712
                                 ======== ======= =======  =========   ========

                                  KNOLL, INC.

  The Predecessor also operated primarily in the office furniture industry in the United States, Canada, and Europe. Summarized financial data regarding the Predecessor's operations according to geographic area is as follows:

          TWO MONTHS ENDED       UNITED
         FEBRUARY 29, 1996       STATES   CANADA    EUROPE   ELIMINATIONS  TOTALS
         -----------------      --------  -------  --------  ------------ ---------
                                                 (IN THOUSANDS)
      Sales to customers......  $ 78,267  $ 4,415  $  7,251    $    --    $  89,933
      Sales to related
       parties................       299      --        --          --          299
      Sales between geographic
       areas..................     1,377    6,708       227      (8,312)        --
                                --------  -------  --------    --------   ---------
      Net sales...............  $ 79,943  $11,123  $  7,478    $ (8,312)  $  90,232
                                ========  =======  ========    ========   =========
      Operating profit........  $(39,010) $  (734) $    185         --    $ (39,559)
                                ========  =======  ========    ========   =========
             YEAR ENDED          UNITED
         DECEMBER 31, 1995       STATES   CANADA    EUROPE   ELIMINATIONS  TOTALS
         -----------------      --------  -------  --------  ------------ ---------
                                                 (IN THOUSANDS)
      Sales to customers......  $517,314  $31,132  $ 62,277    $    --    $ 610,723
      Sales to related
       parties................    10,169      --        --          --       10,169
      Sales between geographic
       areas..................    17,349   61,262     1,882     (80,493)        --
                                --------  -------  --------    --------   ---------
      Net sales...............  $544,832  $92,394  $ 64,159    $(80,493)  $ 620,892
                                ========  =======  ========    ========   =========
      Operating profit........  $ 54,043  $   483  $    679         --    $  55,205
                                ========  =======  ========    ========   =========
      Identifiable assets.....  $455,784  $98,953  $ 72,265    $(32,698)  $ 594,304
                                ========  =======  ========    ========
      General corporate
       assets.................                                               62,406
      Total assets............                                            $ 656,710
                                                                          =========

             YEAR ENDED          UNITED
         DECEMBER 31, 1994       STATES   CANADA    EUROPE   ELIMINATIONS  TOTALS
         -----------------      --------  -------  --------  ------------ ---------
                                                 (IN THOUSANDS)
      Sales to customers......  $471,662  $30,294  $ 60,642    $    --    $ 562,598
      Sales to related par-
       ties...................       271      --        --                      271
      Sales between geographic
       areas..................    20,994   43,541     2,445     (66,980)        --
                                --------  -------  --------    --------   ---------
      Net sales...............  $492,927  $73,835  $ 63,087    $(66,980)  $ 562,869
                                ========  =======  ========    ========   =========
      Operating profit........  $(11,378) $(7,292) $(30,864)        --    $ (49,534)
                                ========  =======  ========    ========   =========
      Operating profit without
       restructuring..........  $  7,134  $(7,292) $(20,196)        --    $ (20,354)
                                ========  =======  ========    ========   =========

  For the two months ended February 29, 1996 and the years ended December 31, 1995 and 1994, allocated corporate expenses from Westinghouse were prorated to the geographic segments based on sales. In addition, general corporate assets at December 31, 1995 include cash and cash equivalents, prepaid pension assets, and current and deferred tax assets that were maintained by Westinghouse.

  The Predecessor typically derived more than 10% of net sales from the U.S. federal government. The Predecessor's sales to the U.S. federal government totaled $9,925,000 for the two months ended February 29, 1996 and $58,090,000 and $56,142,000 for the years ended December 31, 1995 and 1994,

                                  KNOLL, INC.

  respectively. The Company's total sales to the U.S. federal government were $51,046,000 for the ten months ended December 31, 1996. Neither the Company nor the Predecessor engaged in export sales from the U.S. to unaffiliated customers in foreign countries.

  Sales between geographic areas are made at a transfer price that includes an appropriate mark-up.

22. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

  The following table sets forth summary information on a quarterly basis for the Company and the Predecessor for the respective periods presented below.

                              PREDECESSOR              THE COMPANY
                              ----------- -------------------------------------
                              TWO MONTHS  ONE MONTH
                                 ENDED      ENDED    SECOND    THIRD    FOURTH
                              FEBRUARY 29 MARCH 31  QUARTER   QUARTER  QUARTER
                              ----------- --------- -------- --------- --------
                                           (DOLLARS IN THOUSANDS)
  1996
   Net sales.................  $ 90,232   $ 48,080  $166,520 $ 167,184 $179,750
   Gross profit..............    30,518     15,537    58,574    61,046   67,536
   Income (loss) before ex-
    traordinary item.........   (24,088)       449     7,527     7,685    6,334
   Net income (loss).........   (24,088)       449     7,527     7,685    1,175
                                            PREDECESSOR
                              ----------------------------------------
                                 FIRST     SECOND    THIRD    FOURTH
                                QUARTER    QUARTER  QUARTER   QUARTER
                              ----------- --------- -------- ---------
                                       (DOLLARS IN THOUSANDS)
  1995
   Net sales.................  $147,410   $159,352  $155,055  $159,075
   Gross profit..............    42,919     50,279    54,829    55,233
   Net income................     1,216      5,945    12,174     9,997

  Results for 1996 and 1995 have been restated to reflect the reclassification of certain expenses, principally product development, from cost of sales to selling, general and administrative expenses as compared to previously reported results.

  During the quarter ended December 31, 1996, the Company recorded a loss on the early extinguishment of debt amounting to $8,542,000 pre-tax, $5,159,000 after-tax. The loss consisted of the write-off of unamortized deferred financing fees.

23. SUBSEQUENT EVENT

  On March 14, 1997, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission in anticipation of possible public offerings of common stock. If the public offerings are completed, the net proceeds will be used to reacquire a portion of Series A Preferred Stock, to redeem up to $57.8 million of the 10.875% senior subordinated notes, to repay indebtedness under the Company's term and revolving loans, and to fund general working capital needs or retire additional debt.

24. FINANCIAL INFORMATION FOR GUARANTORS OF THE COMPANY'S DEBT

  As discussed in Note 10, certain debt of the Company is guaranteed by all existing and future directly or indirectly wholly owned domestic subsidiaries of the Company (the "Guarantors"). The Guarantors are Knoll Overseas, Inc., a holding company for the entities that conduct the Company's European business, and Spinneybeck Enterprises, Inc., which directly and through a Canadian subsidiary operates the Company's leather business.

                                  KNOLL, INC.

  These Guarantors will irrevocably and unconditionally, jointly and severally, guarantee the performance and payment in full when due of all obligations under the 10.875% Senior Subordinated Notes and credit agreement outstanding as of December 31, 1996, limited to the largest amount that would not render such Guarantor's obligations under the guarantees subject to avoidance under any applicable federal or state fraudulent conveyance or similar law.

  The condensed consolidating information which follows presents:

  . Condensed financial statements as of December 31, 1996 and 1995, and for the ten months ended December 31, 1996, two months ended February 29, 1996, and the years ended December 31, 1995 and 1994 of (a) Knoll, Inc. (as the Issuer), (b) the Guarantors, (c) the combined non-Guarantors,
     (d) elimination entries and (e) the Company on a consolidated basis.

  . The Issuer and the Guarantors are shown with their investments in their wholly owned subsidiaries accounted for on the equity method.

  The condensed consolidating financial statements should be read in connection with the consolidated financial statements of the Company. Separate financial statements of the Guarantors are not presented because the Guarantors are jointly, severally and unconditionally liable under the guarantees, and the Company believes the condensed consolidating financial statements presented are more meaningful in understanding the financial position of the Guarantors.

                                  KNOLL, INC.

                                 BALANCE SHEET
                               DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                             GUARANTORS
                                     ---------------------------
                                     SPINNEYBECK
                                     ENTERPRISES,     KNOLL         NON-
                         KNOLL, INC.     INC.     OVERSEAS, INC. GUARANTORS ELIMINATIONS  TOTAL
                         ----------- ------------ -------------- ---------- ------------ --------
ASSETS
Current assets:
  Cash and cash
   equivalents..........  $     41      $  267       $   --       $ 8,496     $    --    $  8,804
  Customer receivables..    85,959       1,398           --        23,809          --     111,166
  Inventories...........    39,951       6,747           --        11,113          --      57,811
  Deferred income
   taxes................    17,079         --            --           395          --      17,474
  Prepaid and other
   current assets.......     9,769          50          (586)       2,817       (4,626)     7,424
                          --------      ------       -------      -------     --------   --------
Total current assets....   152,799       8,462          (586)      46,630       (4,626)   202,679
Property, plant, and
 equipment..............   141,357         368           --        34,493          --     176,218
Intangible assets.......   278,389         --            --         8,551          --     286,940
Equity investments......    75,571         550        12,789          --       (88,910)       --
Other noncurrent
 assets.................     9,976          13            97        2,289       (2,500)     9,875
                          --------      ------       -------      -------     --------   --------
Total assets............  $658,092      $9,393       $12,300      $91,963     $(96,036)  $675,712
                          ========      ======       =======      =======     ========   ========
LIABILITIES AND
 STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of
   long-term debt.......  $ 23,000      $  --        $   --       $   265     $    --    $ 23,265
  Accounts payable--
   trade................    34,076         350           --        15,824          --      50,250
  Accounts payable--
   related parties......     1,543         --         (5,169)       8,252       (4,626)       --
  Income taxes payable..        11          19            (1)         359          --         388
  Accrued restructuring
   costs................     1,598         --            --           381          --       1,979
  Other current
   liabilities..........    54,649         288         1,668        5,438          --      62,043
                          --------      ------       -------      -------     --------   --------
Total current
 liabilities............   114,877         657        (3,502)      30,519       (4,626)   137,925
Long-term debt..........   330,000       2,500           --           889       (2,500)   330,889
Deferred income taxes...       --          --            --         1,931          --       1,931
Postretirement benefits
 obligation.............    15,873         --            --           --           --      15,873
Other noncurrent
 liabilities............     6,391         --            --         4,899          --      11,290
                          --------      ------       -------      -------     --------   --------
Total liabilities.......   467,141       3,157        (3,502)      38,238       (7,126)   497,908
Stockholders' equity:
  Preferred stock.......     1,603         --            --           --           --       1,603
  Common stock..........        23         --            --           --           --          23
  Additional paid-in-
   capital..............   172,585       4,033        14,034       43,999      (75,745)   158,906
  Unearned stock grant
   compensation.........       (96)        --            --           --           --         (96)
  Retained earnings.....    16,836       2,203         1,768        9,194      (13,165)    16,836
  Cumulative foreign
   currency translation
   adjustment...........       --          --            --           532          --         532
                          --------      ------       -------      -------     --------   --------
Total stockholders'
 equity.................   190,951       6,236        15,802       53,725      (88,910)   177,804
                          --------      ------       -------      -------     --------   --------
Total liabilities and
 stockholders' equity...  $658,092      $9,393       $12,300      $91,963     $(96,036)  $675,712
                          ========      ======       =======      =======     ========   ========

                                  KNOLL, INC.

                                 BALANCE SHEET
                               DECEMBER 31, 1995
                                 (IN THOUSANDS)

                                             GUARANTORS
                                     ---------------------------
                                     SPINNEYBECK
                                     ENTERPRISES,     KNOLL         NON-
                         KNOLL, INC.     INC.     OVERSEAS, INC. GUARANTORS ELIMINATIONS  TOTAL
                         ----------- ------------ -------------- ---------- ------------ --------
ASSETS
Current assets:
  Cash and cash
   equivalents..........  $   (182)    $   182       $   --       $  1,569    $    --    $  1,569
  Customer receivables..    88,656       1,173           135        24,628         --     114,592
  Inventories...........    38,570       6,436           --         14,637         --      59,643
  Deferred income
   taxes................    17,024         528           411           310         --      18,273
  Prepaid and other
   current assets.......     2,093           6         4,554        26,377     (24,565)     8,465
                          --------     -------       -------      --------    --------   --------
Total current assets....   146,161       8,325         5,100        67,521     (24,565)   202,542
Property, plant, and
 equipment..............   121,144         310           --         43,179         --     164,633
Intangible assets.......   160,072       4,430           626        75,644         --     240,772
Prepaid pension cost....    45,161         --            --            --          --      45,161
Equity investments......    32,050       2,140        26,152           --      (60,342)       --
Other noncurrent
 assets.................     2,568          30            97         3,151      (2,244)     3,602
                          --------     -------       -------      --------    --------   --------
Total assets............  $507,156     $15,235       $31,975      $189,495    $(87,151)  $656,710
                          ========     =======       =======      ========    ========   ========
LIABILITIES AND
 STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt.......  $    --      $   --        $   --       $  1,496    $    --    $  1,496
  Current maturities of
   long-term debt.......     2,055         --            --          1,232         --       3,287
  Accounts payable--
   trade................    27,534         910           123        17,283         --      45,850
  Accounts payable--
   related parties......       633         117           --          6,591      (6,928)       413
  Income taxes payable..    13,760         984          (771)          --          --      13,973
  Accrued restructuring
   costs................     5,893         --            --          4,975         --      10,868
  Other current
   liabilities..........    36,726         861         1,778         4,592         --      43,957
                          --------     -------       -------      --------    --------   --------
Total current
 liabilities............    86,601       2,872         1,130        36,169      (6,928)   119,844
Long-term debt..........       --          --            --            251         --         251
Deferred income taxes...    27,566         (56)           56         2,008         --      29,574
Postretirement benefits
 obligation.............    20,593         --            --            --          --      20,593
Other noncurrent
 liabilities............     2,256         --            --          3,741         --       5,997
                          --------     -------       -------      --------    --------   --------
Total liabilities.......   137,016       2,816         1,186        42,169      (6,928)   176,259
Stockholders' equity:
  Parent company
   investment...........   370,140      12,419        30,789       170,192     (80,223)   503,317
  Cumulative foreign
   currency translation
   adjustment...........       --          --            --        (22,866)        --     (22,866)
                          --------     -------       -------      --------    --------   --------
Total stockholders'
 equity.................   370,140      12,419        30,789       147,326     (80,223)   480,451
                          --------     -------       -------      --------    --------   --------
Total liabilities and
 stockholders' equity...  $507,156     $15,235       $31,975      $189,495    $(87,151)  $656,710
                          ========     =======       =======      ========    ========   ========

                                  KNOLL, INC.

                            STATEMENT OF OPERATIONS
                       TEN MONTHS ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                              GUARANTORS
                                      ---------------------------
                                      SPINNEYBECK
                                      ENTERPRISES,     KNOLL         NON-
                          KNOLL, INC.     INC.     OVERSEAS, INC. GUARANTORS ELIMINATIONS  TOTAL
                          ----------- ------------ -------------- ---------- ------------ --------
Sales to customers......   $480,857     $12,796        $  --       $67,881    $     --    $561,534
Sales to related
 parties................     13,227       2,210           --        62,580      (78,017)       --
                           --------     -------        ------      -------    ---------   --------
Total sales.............    494,084      15,006           --       130,461      (78,017)   561,534
Cost of sales to
 customers..............    323,607       6,109           521       50,293      (21,689)   358,841
Cost of sales to related
 parties................      8,902       1,054           --        46,372      (56,328)       --
                           --------     -------        ------      -------    ---------   --------
Gross profit............    161,575       7,843          (521)      33,796          --     202,693
Selling, general, and
 administrative
 expenses...............    108,713       4,342         1,461       16,833          --     131,349
                           --------     -------        ------      -------    ---------   --------
Operating income
 (loss).................     52,862       3,501        (1,982)      16,963          --      71,344
Interest expense........     32,706         --            --           246          --      32,952
Other income (expense),
 net....................        757          (4)          953       (1,259)         --         447
Income (loss) from
 equity investments.....     10,319          77         2,769          --       (13,165)       --
                           --------     -------        ------      -------    ---------   --------
Income (loss) before
 income taxes and
 extraordinary item.....     31,232       3,574         1,740       15,458      (13,165)    38,839
Income tax expense
 (benefit)..............      9,237       1,371           (28)       6,264          --      16,844
                           --------     -------        ------      -------    ---------   --------
Income (loss) before
 extraordinary item.....     21,995       2,203         1,768        9,194      (13,165)    21,995
Extraordinary loss on
 early extinguishment of
 debt, net of taxes.....      5,159         --            --           --           --       5,159
                           --------     -------        ------      -------    ---------   --------
Net income (loss).......   $ 16,836     $ 2,203        $1,768      $ 9,194    $ (13,165)  $ 16,836
                           ========     =======        ======      =======    =========   ========

                                  KNOLL, INC.

                            STATEMENT OF OPERATIONS
                       TWO MONTHS ENDED FEBRUARY 29, 1996
                                 (IN THOUSANDS)

                                              GUARANTORS
                                      ---------------------------
                                      SPINNEYBECK
                                      ENTERPRISES,     KNOLL         NON-
                          KNOLL, INC.     INC.     OVERSEAS, INC. GUARANTORS ELIMINATIONS  TOTAL
                          ----------- ------------ -------------- ---------- ------------ --------
Sales to customers......   $ 76,172      $2,095        $ --        $11,666     $   --     $ 89,933
Sales to related
 parties................      1,617         330          --          6,935      (8,583)        299
                           --------      ------        -----       -------     -------    --------
Total sales.............     77,789       2,425          --         18,601      (8,583)     90,232
Cost of sales to
 customers..............     50,380         931          111         9,041        (949)     59,514
Cost of sales to related
 parties................      1,083         149          --          6,602     (7,634)         200
                           --------      ------        -----       -------     -------    --------
Gross profit............     26,326       1,345         (111)        2,958         --       30,518
Selling, general, and
 administrative
 expenses...............     16,800         725          224         3,507         --       21,256
Westinghouse long-term
 incentive
 compensation...........     47,900         --           --            --          --       47,900
Allocated corporate
 expenses...............        921         --           --            --          --          921
                           --------      ------        -----       -------     -------    --------
Operating income
 (loss).................    (39,295)        620         (335)         (549)        --      (39,559)
Other income (expense),
 net....................       (265)        --           170          (201)        --         (296)
Income (loss) from
 equity investments.....       (218)         23         (493)          --          688         --
Interest expense........        --          --           --            340         --          340
                           --------      ------        -----       -------     -------    --------
Income (loss) before
 income taxes...........    (39,778)        643         (658)       (1,090)        688     (40,195)
Income tax expense
 (benefit)..............    (16,338)        259          (56)           28         --      (16,107)
                           --------      ------        -----       -------     -------    --------
Net income (loss).......   $(23,440)     $  384        $(602)      $(1,118)    $   688    $(24,088)
                           ========      ======        =====       =======     =======    ========

                                  KNOLL, INC.

                            STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1995
                                 (IN THOUSANDS)

                                              GUARANTORS
                                      ---------------------------
                                      SPINNEYBECK
                                      ENTERPRISES,     KNOLL         NON-
                          KNOLL, INC.     INC.     OVERSEAS, INC. GUARANTORS ELIMINATIONS  TOTAL
                          ----------- ------------ -------------- ---------- ------------ --------
Sales to customers......   $500,892     $14,090       $   --       $ 93,409    $ 2,332    $610,723
Sales to related
 parties................     12,411       2,332           --         60,309    (64,883)     10,169
                           --------     -------       -------      --------    -------    --------
Total sales.............    513,303      16,422           --        153,718    (62,551)    620,892
Cost of sales to
 customers..............    342,202       5,501           831        84,544    (22,463)    410,615
Cost of sales to related
 parties................      8,564       2,472           373        35,696    (40,088)      7,017
                           --------     -------       -------      --------    -------    --------
Gross profit............    162,537       8,449        (1,204)       33,478        --      203,260
Selling, general, and
 administrative
 expenses...............    104,388       4,894         1,749        27,496        --      138,527
Allocated corporate
 expenses...............      9,528         --            --            --         --        9,528
                           --------     -------       -------      --------    -------    --------
Operating income
 (loss).................     48,621       3,555        (2,953)        5,982        --       55,205
Interest expense........        282         --            --          1,148        --        1,430
Other income (expense),
 net....................    (2,101)         --             68           436        --       (1,597)
Income (loss) from
 equity investments.....        211         --           (166)          --         (45)        --
                           --------     -------       -------      --------    -------    --------
Income (loss) before
 income taxes...........     46,449       3,555        (3,051)        5,270        (45)     52,178
Income tax expense (ben-
 efit)..................     22,553       1,476        (1,183)          --         --       22,846
                           --------     -------       -------      --------    -------    --------
Net income (loss).......   $ 23,896     $ 2,079       $(1,868)     $  5,270    $   (45)   $ 29,332
                           ========     =======       =======      ========    =======    ========

                                  KNOLL, INC.

                            STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1994
                                 (IN THOUSANDS)

                                              GUARANTORS
                                      ---------------------------
                                      SPINNEYBECK
                                      ENTERPRISES,     KNOLL         NON-
                          KNOLL, INC.     INC.     OVERSEAS, INC. GUARANTORS  ELIMINATIONS   TOTAL
                          ----------- ------------ -------------- ----------  ------------ ---------
Sales to customers......   $ 453,792    $15,123       $     (1)   $  90,936     $ 2,748    $ 562,598
Sales to related
 parties................       7,035      2,766            --        43,775     (53,305)         271
                           ---------    -------       --------    ---------     -------    ---------
Total sales.............     460,827     17,889             (1)     134,711     (50,557)     562,869
Cost of sales to
 customers..............     324,051      7,497            412       87,937      (9,988)     409,909
Cost of sales to related
 parties................       5,065      2,915            314       32,470     (40,569)         195
                           ---------    -------       --------    ---------     -------    ---------
Gross profit............     131,711      7,477           (727)      14,304         --       152,765
Provision for
 restructuring..........         --         --             --        29,180         --        29,180
Selling, general, and
 administrative
 expenses...............     118,188      6,215           (489)      43,324         --       167,238
Allocated corporate
 expenses...............       5,881        --             --           --          --         5,881
                           ---------    -------       --------    ---------     -------    ---------
Operating income
 (loss).................       7,642      1,262           (238)     (58,200)        --       (49,534)
Interest expense........         626        --             --         2,599         --         3,225
Other income (expense),
 net....................        (300)       --             (11)       1,010         --           699
Income (loss) from
 equity investments.....     (19,724)       --         (20,103)         --       39,827          --
                           ---------    -------       --------    ---------     -------    ---------
Income (loss) before
 income taxes...........     (13,008)     1,262        (20,352)     (59,789)     39,827      (52,060)
Income tax expense
 (benefit)..............       7,079        639             (5)         --          --         7,713
                           ---------    -------       --------    ---------     -------    ---------
Net income (loss).......   $ (20,087)   $   623       $(20,347)   $ (59,789)    $39,827    $ (59,773)
                           =========    =======       ========    =========     =======    =========

                                  KNOLL, INC.

                            STATEMENT OF CASH FLOWS
                       TEN MONTHS ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                             GUARANTORS
                                     ---------------------------
                                     SPINNEYBECK
                                     ENTERPRISES,     KNOLL         NON-
                         KNOLL, INC.     INC.     OVERSEAS, INC. GUARANTORS ELIMINATIONS  TOTAL
                         ----------- ------------ -------------- ---------- ------------ --------
CASH PROVIDED BY
 OPERATING ACTIVITIES...  $ 78,889      $  399        $ --        $ 10,214     $ --      $ 89,502
CASH FLOWS FROM
 INVESTING ACTIVITIES
Capital expenditures....  $(12,531)     $ (134)       $ --        $ (2,590)    $ --      $(15,255)
Proceeds from sale of
 assets.................        43         --           --             175       --           218
                          --------      ------        -----       --------     -----     --------
Cash used in investing
 activities.............   (12,488)       (134)         --          (2,415)      --       (15,037)
CASH FLOWS FROM
 FINANCING ACTIVITIES
Repayment of short-term
 debt, net..............       --          --           --          (1,483)      --        (1,483)
Repayment of long-term
 debt, net..............   (72,000)        --           --            (130)      --       (72,130)
Additional equity
 contribution...........       400         --           --             --        --           400
Net receipts from
 (payments to) parent
 company................      (120)        --           --             120       --           --
                          --------      ------        -----       --------     -----     --------
Cash used in financing
 activities.............   (71,720)        --           --          (1,493)      --       (73,213)
Effect of exchange rate
 changes on cash and
 cash equivalents.......       --          --           --              18       --            18
                          --------      ------        -----       --------     -----     --------
Increase (decrease) in
 cash and cash
 equivalents............    (5,319)        265          --           6,324       --         1,270
Cash and cash
 equivalents at
 beginning of period....     5,360           2          --           2,172       --         7,534
                          --------      ------        -----       --------     -----     --------
Cash and cash
 equivalents at end of
 period.................  $     41      $  267        $ --        $  8,496     $ --      $  8,804
                          ========      ======        =====       ========     =====     ========

                                  KNOLL, INC.

                            STATEMENT OF CASH FLOWS
                       TWO MONTHS ENDED FEBRUARY 29, 1996
                                 (IN THOUSANDS)

                                             GUARANTORS
                                     ---------------------------
                                     SPINNEYBECK
                                     ENTERPRISES,     KNOLL         NON-
                         KNOLL, INC.     INC.     OVERSEAS, INC. GUARANTORS ELIMINATIONS   TOTAL
                         ----------- ------------ -------------- ---------- ------------ ---------
CASH PROVIDED BY (USED
 IN) OPERATING
 ACTIVITIES.............  $ (53,218)   $ 1,267        $ 651       $ 17,142   $ (19,881)  $ (54,039)
CASH FLOWS FROM
 INVESTING ACTIVITIES
Capital expenditures....     (2,022)       (28)         --            (246)        --       (2,296)
                          ---------    -------        -----       --------   ---------   ---------
Cash used in investing
 activities.............     (2,022)       (28)         --            (246)        --       (2,296)
CASH FLOWS FROM
 FINANCING ACTIVITIES
Repayment of short-term
 debt, net..............     (2,055)       --           --          (1,750)        --       (3,805)
Net receipts from
 (payments to) parent
 company................     57,635     (1,419)        (651)       (14,598)     19,881      60,848
                          ---------    -------        -----       --------   ---------   ---------
Cash provided by (used
 in) financing
 activities.............     55,580     (1,419)        (651)       (16,348)     19,881      57,043
Effect of exchange rate
 changes on cash and
 cash equivalents.......        --         --           --              58         --           58
                          ---------    -------        -----       --------   ---------   ---------
Increase (decrease) in
 cash and cash
 equivalents............        340       (180)         --             606         --          766
Cash and cash
 equivalents at
 beginning of period....       (182)       182          --           1,569         --        1,569
                          ---------    -------        -----       --------   ---------   ---------
Cash and cash
 equivalents at end of
 period.................  $     158    $     2        $ --        $  2,175   $     --    $   2,335
                          =========    =======        =====       ========   =========   =========

                                  KNOLL, INC.

                            STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1995
                                 (IN THOUSANDS)

                                             GUARANTORS
                                     ---------------------------
                                     SPINNEYBECK
                                     ENTERPRISES,     KNOLL         NON-
                         KNOLL, INC.     INC.     OVERSEAS, INC. GUARANTORS ELIMINATIONS  TOTAL
                         ----------- ------------ -------------- ---------- ------------ --------
CASH PROVIDED BY (USED
 IN) OPERATING
 ACTIVITIES.............  $ 50,270     $ 6,203       $ (4,017)    $ (9,992)   $ 9,400    $ 51,864
CASH FLOWS FROM
 INVESTING ACTIVITIES
Capital expenditures....   (14,871)        --             --        (4,463)       --      (19,334)
Proceeds from sale of
 assets.................        42         --             --           274        --          316
Net receipts from
 (payments to) equity
 investments............      (186)        --             --           --         186         --
                          --------     -------       --------     --------    -------    --------
Cash provided by (used
 in) investing
 activities.............   (15,015)        --             --        (4,189)       186     (19,018)
CASH FLOWS FROM
 FINANCING ACTIVITIES
Repayment of short-term
 debt, net..............       --          --             --       (20,961)       --      (20,961)
Repayment of long-term
 debt...................    (6,646)        --             --        (2,267)       --       (8,913)
Net receipts from
 (payments to) parent
 company................   (28,791)     (6,021)         4,017       33,481     (9,586)     (6,900)
                          --------     -------       --------     --------    -------    --------
Cash provided by (used
 in) financing
 activities.............   (35,437)     (6,021)         4,017       10,253     (9,586)    (36,774)
Effect of exchange rate
 changes on cash and
 cash equivalents.......       --          --             --            13        --           13
                          --------     -------       --------     --------    -------    --------
Increase (decrease) in
 cash and cash
 equivalents............      (182)        182            --        (3,915)       --       (3,915)
Cash and cash
 equivalents at
 beginning of year......       --          --             --         5,484        --        5,484
                          --------     -------       --------     --------    -------    --------
Cash and cash
 equivalents at end of
 year...................  $   (182)    $   182       $    --      $  1,569    $   --     $  1,569
                          ========     =======       ========     ========    =======    ========

                                  KNOLL, INC.

                            STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1994
                                 (IN THOUSANDS)

                                             GUARANTORS
                                     ---------------------------
                                     SPINNEYBECK
                                     ENTERPRISES,     KNOLL         NON-
                         KNOLL, INC.     INC.     OVERSEAS, INC. GUARANTORS ELIMINATIONS  TOTAL
                         ----------- ------------ -------------- ---------- ------------ --------
CASH PROVIDED BY (USED
 IN) OPERATING
 ACTIVITIES.............  $ 23,756     $   887       $(1,725)     $(30,368)   $ 3,666    $ (3,784)
CASH FLOWS FROM
 INVESTING ACTIVITIES
Capital expenditures....   (12,935)        (72)          --         (7,150)       --      (20,157)
Proceeds from sale of
 assets.................       189         --            --            143        --          332
Net receipts from
 (payments to) equity
 investments............    (1,429)        738        (1,488)          --       2,179         --
                          --------     -------       -------      --------    -------    --------
Cash provided by (used
 in) investing
 activities.............   (14,175)        666        (1,488)       (7,007)     2,179     (19,825)
CASH FLOWS FROM
 FINANCING ACTIVITIES
Repayment of short-term
 debt, net..............       --          --            --         (2,758)       --       (2,758)
Repayment of long-term
 debt...................      (263)        --            --         (2,490)       --       (2,753)
Net receipts from
 (payments to) parent
 company................   (11,080)     (1,553)        3,147        49,167     (5,845)     33,836
                          --------     -------       -------      --------    -------    --------
Cash provided by (used
 in) financing
 activities.............   (11,343)     (1,553)        3,147        43,919     (5,845)     28,325
Effect of exchange rate
 changes on cash and
 cash equivalents.......       --          --            --         (1,996)       --       (1,996)
                          --------     -------       -------      --------    -------    --------
Increase (decrease) in
 cash and cash
 equivalents............    (1,762)        --            (66)        4,548        --        2,720
Cash and cash
 equivalents at
 beginning of year......     1,762         --             66           936        --        2,764
                          --------     -------       -------      --------    -------    --------
Cash and cash
 equivalents at end of
 year...................  $    --      $   --        $   --       $  5,484    $   --     $  5,484
                          ========     =======       =======      ========    =======    ========

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

           COLUMN A               COLUMN B    COLUMN C    COLUMN D    COLUMN E
           --------               --------    --------    --------    --------
                                             ADDITIONS
                                  BALANCE    CHARGED TO                BALANCE
                                AT BEGINNING COSTS AND                 AT END
         DESCRIPTION             OF PERIOD    EXPENSES  DEDUCTIONS(1) OF PERIOD
         -----------            ------------ ---------- ------------- ---------
                                                (IN THOUSANDS)
VALUATION ACCOUNTS DEDUCTED IN
 THE CONSOLIDATED BALANCE
 SHEET FROM THE ASSETS TO
 WHICH THEY APPLY:
Ten Months Ended December 31,
1996:
  Allowance for doubtful
  accounts....................     $5,838      $2,098      $2,223      $5,713
Two Months Ended February 29,
1996:
  Allowance for doubtful
  accounts....................      5,790         159         210       5,739
Year Ended December 31, 1995:
  Allowance for doubtful
  accounts....................      4,700       2,720       1,630       5,790
Year Ended December 31, 1994:
  Allowance for doubtful
  accounts....................      2,162       3,636       1,098       4,700

--------
(1) Uncollectible accounts written off.