Form 10-K/A
period 1996-12-31
KNOLL INC
filed 1997-04-15
CIK 1011570

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A-1

                          AMENDMENT NO. 1 TO FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____TO_____

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There is no public market for the voting stock of the Registrant.

At March 27, 1997, 2,322,500 shares of the Registrant's common stock, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

Exhibit 4.4. as listed in section (a)(3) of this Item is amended and restated in its entirety as follows:



 4.4 -- Amended and Restated Credit Agreement, dated as of December 17, 1996, by and among the Company, T.K.G. Acquisition Corp., the Guarantors (as defined therein), NationsBank, N.A., The Chase Manhattan Bank and other lending institutions.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A-1 to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of April, 1997.


                                   Knoll, Inc.



                                   By: /s/ Burton B. Staniar
                                           Burton B. Staniar
                                           Chairman of the Board