Form 10-Q
period 1997-03-31
KNOLL INC
filed 1997-05-14
CIK 1011570

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the transition period from _____________ to _____________


                         Commission File No. 333-02972


                                  KNOLL, INC.

       A Delaware Corporation            I.R.S. Employer No. 13-3873847

                               1235 Water Street
                           East Greenville, PA 18041
                        Telephone Number (215) 679-7991

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

As of May 14, 1997, there were 42,732,227 shares of the Registrant's common stock, par value $0.01 per share, outstanding.

                                  KNOLL, INC.

                               INDEX TO FORM 10-Q

ITEM                                                                        PAGE
----                                                                        ----

                        PART I -- FINANCIAL INFORMATION
1.  Condensed Consolidated Financial Statements (Unaudited):
      Condensed Consolidated Balance Sheets at March 31, 1997 and
        December 31, 1996................................................     3
      Condensed Consolidated Statements of Operations for the three months ended March 31, 1997, the one month ended March 31, 1996
        and the two months ended February 29, 1996 (Predecessor).........     4
      Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1997, the one month ended March 31, 1996
        and the two months ended February 29, 1996 (Predecessor).........     5
      Notes to the Condensed Consolidated  Financial Statements..........     6

2.  Management's Discussion and Analysis of Financial Condition and
      Results of Operations..............................................    10

                          PART II -- OTHER INFORMATION

2.  Changes in Securities................................................    12

4.  Submission of Matters to a Vote of Security Holders..................    12

5.  Other Information....................................................    12

6.  Exhibits and Reports on Form 8-K.....................................    13

Signatures...............................................................    14

Exhibit Index............................................................    15

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

                                  KNOLL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
         (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE AND PER SHARE AMOUNTS)

                                            MARCH 31, 1997   DECEMBER 31, 1996
                                            --------------   -----------------
ASSETS
Current assets:
  Cash and cash equivalents.............       $ 11,064           $  8,804
  Customer receivables, net.............        105,478            111,166
  Inventories...........................         61,033             57,811
  Deferred income taxes.................         19,010             17,474
  Prepaid and other current assets......          4,914              7,424
                                               --------           --------
     Total current assets...............        201,499            202,679

Property, plant, and equipment at cost..        196,726            195,483
Accumulated depreciation................        (25,826)           (19,265)
                                               --------           --------
     Property, plant and equipment, net.        170,900            176,218

Intangible assets at cost...............        293,206            293,753
Accumulated amortization................         (8,873)            (6,813)
                                               --------           --------
     Intangible assets, net.............        284,333            286,940

Other noncurrent assets.................          5,302              9,875
                                               --------           --------
     Total Assets.......................       $662,034           $675,712
                                               ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt..       $ 20,238           $ 23,265
  Accounts payable......................         50,226             50,250
  Income taxes payable..................          4,292                388
  Other current liabilities.............         54,027             64,022
                                               --------           --------
     Total current liabilities..........        128,783            137,925

Long-term debt..........................        315,796            330,889
Postretirement benefits obligation......         16,193             15,873
Other noncurrent liabilities............         13,888             13,221
                                               --------           --------
     Total liabilities..................        474,660            497,908
                                               --------           --------

Stockholders' equity:
  Preferred stock; $1.00 par value;
    authorized 10,000,000 shares, issued
    and outstanding 1,602,998 shares
    of Series A 12% Participating
    Convertible Preferred Stock
    (liquidation preference of
    $160,300)...........................          1,603              1,603
  Common stock, $0.01 par value;
    authorized 100,000,000 shares;
    issued and outstanding 7,291,308
    shares..............................             73                 73
  Additional paid-in-capital............        160,147            160,147
  Unearned stock grant compensation.....         (1,381)            (1,387)
  Retained earnings.....................         28,474             16,836
  Cumulative foreign currency
    translation adjustment..............         (1,542)               532
                                               --------           --------
      Total stockholders' equity........        187,374            177,804
                                               --------           --------
      Total Liabilities and
        Stockholders' Equity............       $662,034           $675,712
                                               ========           ========

                           See accompanying notes.

                                  KNOLL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        |  THE KNOLL GROUP, INC.
                                                                        |      (PREDECESSOR)
                                 THREE MONTHS ENDED    ONE MONTH ENDED  |    TWO MONTHS ENDED
                                   MARCH 31, 1997      MARCH 31, 1996   |    FEBRUARY 29, 1996
                                 ------------------    ---------------  |  ---------------------
                                                                        |
Sales.........................        $177,833             $48,080      |         $ 90,232
                                                                        |
Cost of sales.................         109,859              32,543      |           59,714
                                      --------             -------      |         --------
                                                                        |
Gross profit..................          67,974              15,537      |           30,518
                                                                        |
Selling, general and                                                    |
  administrative expenses.....          40,058              10,999      |           21,256
                                                                        |
Westinghouse long-term                                                  |
  incentive compensation......              --                  --      |           47,900
                                                                        |
Allocated corporate                                                     |
  expenses....................              --                  --      |              921
                                      --------             -------      |         --------
                                                                        |
Operating income (loss).......          27,916               4,538      |          (39,559)
                                                                        |
Interest expense..............           7,742               3,602      |              340
                                                                        |
Other expense, net............              74                  49      |              296
                                      --------             -------      |         --------
                                                                        |
Income (loss) before income                                             |
  tax expense (benefit).......          20,100                 887      |          (40,195)
                                                                        |
Income tax expense                                                      |
  (benefit)...................           8,462                 438      |          (16,107)
                                      --------             -------      |         --------
                                                                        |
Net income (loss).............        $ 11,638             $   449      |         $(24,088)
                                      ========             =======      |         ========
                                                                        |
Earnings per share (Note 9):                                            |
  Pro forma net income per                                              |
    share of common stock.....        $   0.33             $  0.01      |
                                      ========             =======      |
                                                                        |
Pro forma weighted average                                              |
  shares of common stock                                                |
  outstanding.................          34,815              34,815      |
                                      ========             =======      |

                            See accompanying notes.

                                  KNOLL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                    |  THE KNOLL GROUP, INC.
                                                                    |      (PREDECESSOR)
                              THREE MONTHS ENDED   ONE MONTH ENDED  |    TWO MONTHS ENDED
                                MARCH 31, 1997     MARCH 31, 1996   |    FEBRUARY 29, 1996
                              ------------------   ---------------  |  ---------------------
                                                                    |
CASH FLOWS FROM OPERATING                                           |
  ACTIVITIES                                                        |
Net income (loss)..........        $ 11,638           $     449     |         $(24,088)
Noncash items included                                              |
  in income:                                                        |
  Depreciation and                                                  |
    amortization...........           8,693               2,903     |            4,317
  Other....................              81                  --     |               --
Changes in assets                                                   |
  and liabilities:                                                  |
  Customer receivables.....           4,693              (3,684)    |            8,798
  Inventories..............          (3,845)              2,656     |              671
  Accounts payable.........           1,053              (2,853)    |          (15,292)
  Current and deferred                                              |
    income taxes...........           6,830                 873     |          (16,627)
  Other current assets and                                          |
    liabilities............          (9,686)              3,807     |           (4,907)
  Other noncurrent assets                                           |
    and liabilities........           4,470                (330)    |           (6,911)
                                   --------           ---------     |         --------
Cash provided by (used in)                                          |
  operating activities.....          23,927               3,821     |          (54,039)
                                   --------           ---------     |         --------
                                                                    |
CASH FLOWS FROM INVESTING                                           |
  ACTIVITIES                                                        |
Acquisition of the Company                                          |
  from Westinghouse........              --            (579,801)    |               --
Purchases of property,                                              |
  plant and equipment......          (2,844)               (447)    |           (2,296)
Proceeds from sale of                                               |
  assets...................              33                  --     |               --
                                   --------           ---------     |         --------
Cash used in investing                                              |
  activities...............          (2,811)           (580,248)    |           (2,296)
                                   --------           ---------     |         --------
CASH FLOWS FROM FINANCING                                           |
  ACTIVITIES                                                        |
Repayment of short-term                                             |
  debt.....................              --                  --     |           (3,805)
Proceeds from long-term                                             |
  debt.....................           2,500             425,000     |               --
Repayment of long-term                                              |
  debt.....................         (20,500)                 --     |               --
Issuance of stock..........              --             160,000     |               --
Net receipts from parent                                            |
  company..................              --                  --     |           60,848
                                   --------           ---------     |         --------
Cash provided by (used in)                                          |
  financing activities.....         (18,000)            585,000     |           57,043
                                   --------           ---------     |         --------
                                                                    |
Effect of exchange rate                                             |
  changes on cash and cash                                          |
  equivalents..............            (856)                379     |               58
                                   --------           ---------     |         --------
Increase in cash and cash                                           |
  equivalents..............           2,260               8,952     |              766
                                                                    |
Cash and cash equivalents                                           |
  at beginning of period...           8,804               2,335     |            1,569
                                   --------           ---------     |         --------
Cash and cash equivalents                                           |
  at end of period.........        $ 11,064           $  11,287     |         $  2,335
                                   ========           =========     |         ========

                            See accompanying notes.

                                  KNOLL, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)


1.  BASIS OF PRESENTATION

The accompanying unaudited, condensed consolidated financial statements of Knoll, Inc. (the Company) and The Knoll Group, Inc. (the Predecessor) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are reflected in the condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 1996 and the condensed consolidated statement of operations and condensed consolidated statement of cash flows for the two months ended February 29, 1996 are derived from audited financial statements. The condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year ending December 31, 1997.


2.  ACQUISITION OF KNOLL

On December 20, 1995, Westinghouse Electric Corporation (Westinghouse) entered into a Stock Purchase Agreement (the Agreement) with T.K.G. Acquisition Corp.
(TKG), a subsidiary of Warburg, Pincus Ventures, L.P. Under the terms of the Agreement, TKG acquired all of the outstanding capital stock of The Knoll Group, Inc. and related entities on February 29, 1996 through its wholly owned subsidiary T.K.G. Acquisition Sub, Inc. Immediately following this transaction, T.K.G. Acquisition Sub, Inc. and The Knoll Group, Inc. merged with and into Knoll North America, Inc., the principal United States operating company of The Knoll Group, Inc. Knoll North America, Inc. changed its name to Knoll, Inc. at the time of the merger. On March 14, 1997, Knoll, Inc. merged with and into TKG. TKG then changed its name to Knoll, Inc.

3.  INVENTORIES

                        MARCH 31, 1997   DECEMBER 31, 1996
                        --------------   -----------------
                                  (In Thousands)
    Raw materials....       $35,969           $34,147
    Work in process..         7,488             7,508
    Finished goods...        17,576            16,156
                            -------           -------
    Inventories......       $61,033           $57,811
                            =======           =======

4.  DIVIDENDS IN ARREARS

Dividends on the Series A 12% Participating Convertible Preferred Stock (Series A Preferred Stock) are fully cumulative, accrue on a quarterly basis at a rate of $12 per annum and are payable only at the discretion of the Board of Directors. Upon conversion of Series A Preferred Stock to common stock, the holders lose their right to any dividends, including dividends in arrears. As of March 31, 1997 and December 31, 1996, the aggregate amount of cumulative dividends in arrears was $21.9 million and $16.6 million, respectively, and the per share amount was $13.66 and $10.36, respectively. See
Note 8.

5.  PRO FORMA RESULTS OF OPERATIONS

The following table sets forth unaudited pro forma consolidated results of operations assuming that the acquisition of the Predecessor from Westinghouse had taken place on January 1, 1996:

                                          THREE MONTHS
                                              ENDED
                                         MARCH 31, 1996
                                         --------------
                                         (In Thousands,
                                        Except Per Share
                                             Amount)
Sales...................................    $138,312
Cost of sales...........................      93,610
                                            --------
Gross profit............................      44,702
Selling, general and administrative
  expenses..............................      33,038
                                            --------
Operating income........................      11,664
Interest expense........................      10,680
Other expense, net......................         345
                                            --------
Income before income tax expense........         639
Income tax expense......................         442
                                            --------
Net income..............................    $    197
                                            ========
Earnings per share (Note 9):
  Pro forma net income per share of
    common stock........................    $   0.01
                                            ========

Pro forma weighted average shares of
  common stock outstanding..............      34,815
                                            ========


The pro forma results of operations for the three month period ended March 31, 1996 reflect the following adjustments: cost of sales and selling, general and administrative expenses have been increased by $552,000 and $369,000, respectively, to reflect the reclassification of allocated corporate expenses from Westinghouse. The reclassified allocated corporate expenses approximate the replacement cost to the Company for services formerly provided by Westinghouse to the Predecessor, including (i) benefit expense related to the adoption of various independent benefit plans comparable to Westinghouse benefit plans and (ii) the cost of services required to replace specific activities formerly provided by Westinghouse to the Predecessor, including audit, tax, general ledger, accounts receivable, human resources, legal, insurance and data communications. Cost of sales has been increased by $801,000 to reflect increased depreciation resulting from the acquisition of the Predecessor from Westinghouse. Selling, general and administrative expenses have been increased by $414,000 to reflect increased depreciation and amortization resulting from the acquisition. The Westinghouse long-term incentive compensation of $47.9 million for the two months ended February 29, 1996 has been eliminated on a pro forma basis due to the amounts becoming payable, and for which the amounts payable were established and subsequently paid by Westinghouse, as a result of consummation of the acquisition. Interest expense (including the amortization of deferred financing fees) has been increased by $6.7 million assuming the acquisition had been completed on January 1, 1996. Interest expense assumes a weighted average interest rate of 9.2%, which approximates the actual interest rate on the date of the acquisition on $424.1 million in average outstanding borrowings and amortization of deferred financing charges. If interest rates changed 1/8%, the pro forma adjustment for interest costs would have changed by approximately $88,000. Income tax expense has been increased by $16.1 million to reflect the assumed tax rate applied to the pro forma income. The pro forma information does not purport to represent what the Company's results actually would have been if such events had occurred at the date indicated, nor does such information purport to project the results of the Company for any future periods. The unaudited pro forma financial information is based upon assumptions that the Company believes are reasonable.

6.  STOCK INCENTIVE PLANS

On February 14, 1997, the Company established the Knoll, Inc. 1997 Stock Incentive Plan (the 1997 Stock Plan). Under the 1997 Stock Plan, awards denominated or payable in shares or options to purchase shares of the Company's common stock may be granted to directors, officers and other key employees of the Company. A combined maximum of 1,255,772 shares or options to purchase shares may be granted under the 1997 Stock Plan. The 1997 Stock Plan provides for the issuance of discounted options as well as repricing of options. A Stock Plan Committee of the Company's Board of Directors has sole discretion concerning administration of the 1997 Stock Plan, including selection of individuals to receive awards, types of awards, the terms and conditions of the awards and the time at which awards will be granted. The Board of Directors may amend or terminate the 1997 Stock Plan at its discretion at any time.

On March 7, 1997, the Company granted 753,456 options to purchase shares under the 1997 Stock Plan in addition to granting the remaining 565,096 shares available under the Knoll, Inc. 1996 Stock Incentive Plan in the form of options. The exercise price of these options is $15.93 per share. In addition, in connection with the public offering discussed in Note 8, the Company has granted each of its two new directors options to purchase 25,000 shares of common stock under the 1997 Stock Plan at an exercise price of $17.00 per share.

7.  CAPITAL STRUCTURE

On May 6, 1997, the Company's Certificate of Incorporation was amended to increase the number of authorized shares of common stock from 24,000,000 to 100,000,000, increase the number of authorized shares of preferred stock from 3,000,000 to 10,000,000 and effect a 3.13943-for-1 split of common stock whereby each share of common stock was exchanged for 3.13943 shares of common stock.
The amendment to the Certificate of Incorporation had no effect on the par value of the common or preferred stock. Fractional shares resulting from the common stock split will be settled in cash.

8.  INITIAL PUBLIC OFFERING

On April 18, 1997, April 30, 1997, May 6, 1997 and May 9, 1997, the Company filed amendments to its registration statement on Form S-1 dated March 14, 1997 with the Securities and Exchange Commission in connection with the initial public offering of its common stock. The Securities and Exchange Commission declared the registration statement effective on May 9, 1997. In connection with the public offering, a portion of the Company's Series A Preferred Stock was redeemed, and the remaining shares of Series A Preferred Stock were converted into shares of common stock. The net proceeds from the sale of 8,000,000 shares of common stock amounted to $126.3 million after deducting related expenses. The net proceeds together with borrowings of $18.8 million under the Company's revolving credit facilities (i) have been used to redeem a portion of the Series A Preferred Stock for $80.0 million and (ii) will be used to redeem an aggregate principal amount of $57.8 million of the Company's 10.875% senior subordinated notes for a total redemption price of $65.1 million, including a redemption premium of $5.7 million and accrued and unpaid interest thereon of $1.6 million. The redemption premium of $5.7 million, along with the write-off of unamortized financing costs of $3.5 million associated with the redemption of the senior subordinated notes, will result in an extraordinary loss of $5.6 million, net of taxes, that will be reflected in the Company's second quarter financial statements.

9.  SHARE AND PER SHARE AMOUNTS

All common stock share and per share amounts have been adjusted to give retroactive effect to the 3.13943-for-1 stock split that occurred on May 6, 1997, as discussed in Note 7.

Because of the significance of the redemption and conversion into common stock of the outstanding Series A Preferred Stock in connection with the initial public offering discussed in Note 8, historical net income (loss) per share is not presented herein. Pro forma net income per share amounts are based on the weighted average number of shares of common stock and common stock equivalents (employee stock options) outstanding during the period, after giving effect to the redemption and conversion into common stock of the Series A Preferred Stock assuming such redemption and conversion had occurred at the beginning of each period presented. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, all common stock and options to purchase common stock issued at prices below the initial public offering price per share during the twelve month period immediately preceding the initial filing date of the Company's registration statement for the offering have been included as outstanding for all periods presented (using the treasury stock method at the initial public offering price).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

GENERAL

Knoll, Inc. (the Company) was formed as a result of the acquisition of the office furniture business unit (The Knoll Group, Inc. and related entities) of Westinghouse Electric Corporation (Westinghouse) on February 29, 1996. This "Management's Discussion and Analysis of Financial Condition and Results of Operations" has been prepared using the unaudited actual results for the three months ended March 31, 1997 and the unaudited pro forma results for the three months ended March 31, 1996. The unaudited condensed pro forma consolidated statement of operations for the three months ended March 31, 1996 gives effect to the acquisition of The Knoll Group, Inc. and related entities from Westinghouse as if the acquisition occurred on January 1, 1996. This presentation provides information about the impact of the acquisition by showing how it might have affected historical financial statements if the acquisition had been consummated at such earlier time. Management believes that a comparison between actual results for the three months ended March 31, 1997 and pro forma results for the three months ended March 31, 1996 is more meaningful than a comparison between actual results for both periods due to the significance of the acquisition.

The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

COMPARISON OF FIRST QUARTER ENDED MARCH 31, 1997 TO PRO FORMA FIRST QUARTER ENDED MARCH 31, 1996

Sales. Sales for the first quarter of 1997 were $177.8 million, an increase of $39.5 million, or 28.6%, from first quarter 1996 sales of $138.3 million. The sales growth principally resulted from increased volume across all North American product categories, offset by a slight reduction in European volume. A significant portion of the growth in sales volume was attributable to sales of office systems, which grew $32.6 million, or 32.2%. Additionally, first quarter sales growth benefited from favorable industry dynamics which the Company believes were, in part, the result of strong white collar employment growth in the United States (U.S.) in the second half of 1996.

Gross profit. Gross profit was $68.0 million for the first quarter of 1997, increasing $23.3 million, or 52.1%, from gross profit of $44.7 million for the first quarter of 1996. Gross profit as a percentage of sales increased to 38.2% for the first quarter of 1997 from 32.3% for the first quarter of 1996. These increases were principally due to the higher sales volume and better pricing in North America, continued worldwide factory operating cost improvements, the benefit of lower operating costs in Europe resulting from consolidation and centralization of functions implemented in 1996 and other fixed cost reductions.

Selling, general and administrative expenses. Selling, general and administrative expenses were $40.1 million for the first quarter of 1997, an increase of $7.1 million from $33.0 million for the first quarter of 1996. The increase was primarily due to increased sales incentive compensation and employee benefits related to higher sales volumes in North America and expenses related to new product and technology initiatives, partially offset by the centralization of administrative functions in Europe. As a percentage of sales, the Company's selling, general and administrative expenses decreased to 22.6% for the first quarter of 1997 from 23.9% for the same period in 1996.

Operating income. Operating income increased to $27.9 million for the first quarter of 1997 from $11.7 million for the first quarter of 1996. As a percentage of sales, operating income increased to 15.7% for the first quarter of 1997 from 8.5% in the first quarter of 1996. As noted above, this improvement was driven by higher sales volume, better pricing, factory cost improvements and efficiencies gained from consolidation and centralization of administrative functions.

Interest expense. Interest expense decreased $2.9 million for the first quarter of 1997 to $7.7 million from $10.7 million for the first quarter of 1996. The decrease was primarily attributable to the refinancing of the Company's previously existing credit agreement in December 1996 and the prepayment of $72.0 million of indebtedness under such credit agreement during the ten month period ended December 31, 1996.

Income tax expense. Income tax expense for the first quarter of 1997 was 42.1% of pre-tax income as compared to 69.2% for the first quarter of 1996. The decrease in the effective tax rate was primarily attributable to pre-tax losses incurred in Europe in the first quarter of 1996 for which no benefit was recorded.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 1997, the Company generated cash flows from operations of $23.9 million. Cash provided by operations resulted primarily from earnings net of depreciation and amortization.

The Company's investing activities used $2.8 million during the first quarter of 1997 for capital expenditures. The $18.0 million used by the Company in its financing activities during the first quarter of 1997 included $14.3 million for the prepayment of senior bank debt.

As of March 31, 1997, the Company had an aggregate of $62.3 million available for borrowing under its U.S. and European revolving credit facilities. The Company believes that internally generated cash flows together with borrowings under its revolving credit facilities will be sufficient to meet its cash needs for the next twelve months. The Company's debt instruments contain covenants which, among other things, restrict the Company's ability to incur additional indebtedness and pay dividends as well as require the maintenance of certain financial ratios.

BACKLOG

The Company's backlog of unfilled orders was $110.7 million at March 31, 1997 and $84.1 million at March 31, 1996. The Company expects to fill substantially all outstanding unfilled orders by December 31, 1997. The Company manufactures substantially all of its products to order, and its average manufacturing time is approximately five weeks. As a result, backlog is not a significant factor used to predict the Company's long-term business prospects.

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

Certain portions of this Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain various forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, the high level of the Company's indebtedness, which requires a substantial portion of the Company's cash flow from operations to be dedicated to debt service, making such cash flow unavailable for other purposes, and which could limit the Company's flexibility in reacting to changes in its industry or economic conditions generally. In addition, these statements are further qualified by other important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, the ability of the Company to sustain the cost savings achieved through its restructuring program; the Company's dependence on key personnel; the highly competitive nature of the markets in which the Company competes; the ability of the Company to maintain its relationships with its dealers; environmental laws and regulations, including those that may be enacted in the future, that affect the ownership and operation of the Company's manufacturing plants; fluctuations in foreign currency exchange rates; and fluctuations in industry revenues driven by a variety of macroeconomic factors, including white collar employment levels, corporate cash flows, and non-residential commercial construction, as well as by a variety of industry factors such as corporate reengineering and restructuring, technology demands, ergonomic, health and safety concerns and corporate relocations.

                          PART II -- OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES
------------------------------

SALES OF UNREGISTERED SECURITIES

Options to purchase 565,096 shares and 753,456 shares of the Company's common stock were granted to certain employees of the Company on March 7, 1997 pursuant to the Knoll, Inc. 1996 Stock Incentive Plan and the Knoll, Inc. 1997 Stock Incentive Plan (the 1997 Stock Plan), respectively. These options were issued at an exercise price of $15.93 per share and vest over periods determined at their date of grant. Such grants were made in reliance on the exemption from registration pursuant to Section 4(2) of the Securities Act.

In connection with the initial public offering of the Company's common stock, options to purchase an aggregate of 50,000 shares of common stock were granted to the Company's two new directors pursuant to the 1997 Stock Plan. These options were granted at an exercise price of $17.00 per share and vest at a rate of 20% per year, commencing on the date of grant. Such grants were made in reliance on the exemption from registration pursuant to Section 4(2) of the Securities Act.

RESTRICTIONS ON DIVIDENDS

The credit agreement governing the Company's term and revolving loans and the indenture relating to the Company's 10.875% senior subordinated notes restrict the Company's ability to pay dividends to its stockholders. In addition, the current policy of the Company's Board of Directors is to retain earnings to finance the operations and expansion of the Company's business. Any future determination to pay dividends will depend on the Company's results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant by the Board of Directors.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

On February 14, 1997, by written consent of the Company's majority stockholder in an action taken without a meeting, the Knoll Inc. 1997 Stock Incentive Plan was approved and adopted.

On March 4, 1997, by written consent of the Company's majority stockholder in an action taken without a meeting, an amendment to and restatement of the Company's Certificate of Incorporation was approved and adopted.

On May 6, 1997, by written consent of the Company's majority stockholder in an action taken without a meeting, in lieu of the Company's 1997 annual meeting of stockholders, amendments to and restatements of the Company's Certificate of Incorporation and By-Laws were approved and adopted.

ITEM 5.  OTHER INFORMATION
--------------------------

On April 18, 1997, April 30, 1997, May 6, 1997 and May 9, 1997, the Company filed amendments to its registration statement on Form S-1 dated March 14, 1997 with the Securities and Exchange Commission in connection with the initial public offering of its common stock. The Securities and Exchange Commission declared the registration statement effective on May 9, 1997. However, there is no assurance that an active trading market will develop or be sustained.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

a.  Exhibits:

  3.1**  Amended and Restated Certificate of Incorporation of the Company.
  3.2**  Restated By-Laws of the Company
  4*     Supplemental Indenture No. 2, dated as of March 14, 1997, by and among the Company, the Guarantors (as defined therein), and IBJ Schroder Bank
         & Trust Company, as trustee, relating to $165,000,000 principal amount of 10 7/8% Senior Subordinated Notes due 2006, including form of
         Initial Global Note.
 10.1*   Knoll, Inc. 1997 Stock Incentive Plan.
 10.2**  Form of Agreement, dated as of April 15, 1997, by and among the
         Company, Warburg, Pincus Ventures, L.P., NationsBanc Investment Corp.
         and the Investors (as defined therein).
 10.3**  Amendment to Employment Agreement, dated as of April 30, 1997, between the Company and Andrew B. Cogan.
 11      Statement Re:  Computation of Earnings Per Share.
 27      Financial Data Schedule.

b.  Current Reports on Form 8-K:

    The Company did not file any reports on Form 8-K during the three months ended March 31, 1997.

--------------
 * Incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 1996.
** Incorporated by reference to the Company's registration statement on Form S-1
   (Registration No. 333-23399), which was declared effective by the Commission on May 9, 1997.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       KNOLL, INC.


Date:  May 14, 1997                   By: /s/ Burton B. Staniar
                                           ---------------------
                                           BURTON B. STANIAR
                                           Chairman of the Board


Date:  May 14, 1997                   By: /s/  Douglas J. Purdom
                                           ----------------------
                                           DOUGLAS J. PURDOM
                                           Senior Vice President and
                                           Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
  3.1**  Amended and Restated Certificate of Incorporation of the Company.
  3.2**  Restated By-Laws of the Company
  4*     Supplemental Indenture No. 2, dated as of March 14, 1997, by and among the Company, the Guarantors (as defined therein), and IBJ Schroder Bank
         & Trust Company, as trustee, relating to $165,000,000 principal amount of 10 7/8% Senior Subordinated Notes due 2006, including form of
         Initial Global Note.
 10.1*   Knoll, Inc. 1997 Stock Incentive Plan.
 10.2**  Form of Agreement, dated as of April 15, 1997, by and among the
         Company, Warburg, Pincus Ventures, L.P., NationsBanc Investment Corp.
         and the Investors (as defined therein).
 10.3**  Amendment to Employment Agreement, dated as of April 30, 1997, between the Company and Andrew B. Cogan.
 11      Statement Re:  Computation of Earnings Per Share.
 27      Financial Data Schedule.

--------------
  * Incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 1996.
 ** Incorporated by reference to the Company's registration statement on Form
    S-1 (Registration No. 333-23399), which was declared effective by the Commission on May 9, 1997.