Form 10-Q
period 1997-06-30
KNOLL INC
filed 1997-08-05
CIK 1011570

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        For the transition period from             to
                                        ---------      ---------


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
Yes  X    No
   -----     -----


As of August 5, 1997, there were 43,212,227 shares of the Registrant's common stock, par value $0.01 per share, outstanding.

                                  KNOLL, INC.

                               INDEX TO FORM 10-Q



ITEM                                                                PAGE
----                                                                ----

                        PART I -- FINANCIAL INFORMATION

1.  Condensed Consolidated Financial Statements (Unaudited):
      Condensed Consolidated Balance Sheets at June 30, 1997
        and December 31, 1996.....................................   3
      Condensed Consolidated Statements of Operations for the
        three months ended June 30, 1997 and June 30, 1996........   4
      Condensed Consolidated Statements of Operations for the
        six months ended June 30, 1997, the four months ended
        June 30, 1996 and the two months ended February 29, 1996
        (Predecessor).............................................   5
      Condensed Consolidated Statements of Cash Flows for the
        six months ended June 30, 1997, the four months
        ended June 30, 1996 and the two months ended
        February 29, 1996 (Predecessor)...........................   6
      Notes to the Condensed Consolidated Financial
        Statements................................................   7

2.  Management's Discussion and Analysis of Financial Condition
      and Results of Operations...................................  11



                          PART II -- OTHER INFORMATION


2.  Changes in Securities.........................................  14

4.  Submission of Matters to a Vote of Security Holders...........  14

5.  Other Information.............................................  14

6.  Exhibits and Reports on Form 8-K..............................  15

Signatures........................................................  16

Exhibit Index.....................................................  17

                        PART I -- FINANCIAL INFORMATION


ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

                                  KNOLL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE DATA)


                                             JUNE 30, 1997     DECEMBER 31, 1996
                                             --------------    -----------------
ASSETS
Current assets:
  Cash and cash equivalents.............       $ 10,873            $  8,804
  Customer receivables, net.............        125,320             111,166
  Inventories...........................         62,339              57,811
  Deferred income taxes.................         19,101              17,474
  Prepaid and other current assets......            767               7,424
                                               --------            --------
     Total current assets...............        218,400             202,679

Property, plant and equipment at cost...        200,565             195,483
Accumulated depreciation................        (32,152)            (19,265)
                                               --------            --------
     Property, plant and equipment, net.        168,413             176,218

Intangible assets at cost...............        289,350             293,753
Accumulated amortization................        (10,465)             (6,813)
                                               --------            --------
     Intangible assets, net.............        278,885             286,940

Other noncurrent assets.................          3,924               9,875
                                               --------            --------
     Total Assets.......................       $669,622            $675,712
                                               ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt..       $ 12,500            $ 23,265
  Accounts payable......................         57,382              50,250
  Income taxes payable..................          3,256                 388
  Other current liabilities.............         66,488              64,022
                                               --------            --------
     Total current liabilities..........        139,626             137,925

Long-term debt..........................        245,547             330,889
Postretirement benefits obligation......         16,193              15,873
Other noncurrent liabilities............         15,302              13,221
                                               --------            --------
     Total liabilities..................        416,668             497,908
                                               --------            --------

Stockholders' equity:
  Preferred stock, $1.00 par value;
   authorized 10,000,000 shares, issued
   and outstanding 1,602,998 shares of
   Series A 12% Participating
   Convertible Preferred Stock in 1996
   (liquidation preference of $160,300).             --               1,603
  Common stock, $0.01 par value;
   authorized 100,000,000 shares;
   issued and outstanding 43,212,227
   shares in 1997 and 7,291,308 shares
   in 1996..............................            432                  73
  Additional paid-in-capital............        214,954             160,147
  Unearned stock grant compensation.....         (1,146)             (1,387)
  Retained earnings.....................         40,093              16,836
  Cumulative foreign currency
   translation adjustment...............         (1,379)                532
                                               --------            --------
     Total stockholders' equity.........        252,954             177,804
                                               --------            --------
     Total Liabilities and
      Stockholders' Equity..............       $669,622            $675,712
                                               ========            ========

                           See accompanying notes.

                                  KNOLL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                   THREE MONTHS             THREE MONTHS
                                      ENDED                    ENDED
                                   JUNE 30, 1997            JUNE 30, 1996
                                   -------------            -------------

Sales........................        $212,582                  $166,520

Cost of sales................         126,406                   107,946
                                     --------                  --------

Gross profit.................          86,176                    58,574

Selling, general and
 administrative expenses.....          50,577                    36,142
                                     --------                  --------

Operating income.............          35,599                    22,432

Interest expense.............           6,954                    10,350

Other income, net............             147                       389
                                     --------                  --------

Income before income tax
 expense and extraordinary
 item........................          28,792                    12,471

Income tax expense...........          11,836                     4,944
                                     --------                  --------

Income before extraordinary
 item........................          16,956                     7,527

Extraordinary loss on early
 extinguishment of debt, net
 of taxes (Note 5)...........           5,337                        --
                                     --------                  --------

Net income...................        $ 11,619                  $  7,527
                                     ========                  ========


Pro forma earnings per share of
 common stock (Note 6):
 Income before extraordinary
  item.......................        $   0.43                  $   0.22
 Extraordinary loss on early
  extinguishment of debt,
  net of taxes...............           (0.14)                       --
                                     --------                  --------
 Net income..................        $   0.29                  $   0.22
                                     ========                  ========
Pro forma weighted average
 shares of common stock
 outstanding (Note 6).......           39,684                    34,782
                                     ========                  ========



Supplemental pro forma as
 adjusted data (Note 8):
 Pro forma net income........        $ 17,707                  $  8,390
                                     ========                  ========
 Pro forma net income per
  share of common stock......        $   0.41                  $   0.19
                                     ========                  ========
 Pro forma weighted average
  shares of common stock
  outstanding................          43,338                    43,262
                                     ========                  ========


                            See accompanying notes.

                                  KNOLL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                               SUPPLEMENTAL
                                                              PRO FORMA DATA                             |   THE KNOLL GROUP, INC.
                                     SIX MONTHS                SIX MONTHS                FOUR MONTHS     |       (PREDECESSOR)
                                        ENDED                      ENDED                   ENDED         |      TWO MONTHS ENDED
                                    JUNE 30, 1997              JUNE 30, 1996            JUNE 30, 1996    |      FEBRUARY 29, 1996
                                   --------------        --------------------------     --------------   |  -----------------------
                                                                 (Note 7)                                |
                                                                                                         |
                                                                                                         |
Sales......................            $390,415                    $304,832                $214,600      |            $ 90,232
                                                                                                         |
Cost of sales..............             236,265                     201,556                 140,489      |              59,714
                                       --------                    --------                --------      |            --------
                                                                                                         |
Gross profit...............             154,150                     103,276                  74,111      |              30,518
                                                                                                         |
Selling, general and                                                                                     |
 administrative expenses...              90,635                      69,180                  47,141      |              21,256
                                                                                                         |
Westinghouse long-term                                                                                   |
 incentive compensation....                  --                          --                      --      |              47,900
                                                                                                         |
Allocated corporate                                                                                      |
 expenses..................                  --                          --                      --      |                 921
                                       --------                    --------                --------      |            --------
                                                                                                         |
Operating income (loss)....              63,515                      34,096                  26,970      |            (39,559)
                                                                                                         |
Interest expense...........              14,696                      21,030                  13,952      |                 340
                                                                                                         |
Other income (expense), net                  73                          44                     340      |               (296)
                                       --------                    --------                --------      |            --------
                                                                                                         |
Income (loss) before income                                                                              |
 tax expense (benefit) and                                                                               |
 extraordinary item........              48,892                      13,110                  13,358      |            (40,195)
                                                                                                         |
Income tax expense                                                                                       |
 (benefit).................              20,298                       5,386                   5,382      |            (16,107)
                                       --------                    --------                --------      |            --------
                                                                                                         |
Income (loss) before                                                                                     |
 extraordinary item........              28,594                       7,724                   7,976      |            (24,088)
                                                                                                         |
Extraordinary loss on                                                                                    |
 early extinguishment of                                                                                 |
 debt, net of taxes........               5,337                          --                      --      |                  --
                                       --------                    --------                --------      |            --------
                                                                                                         |
Net income (loss)..........            $ 23,257                    $  7,724                $  7,976      |            $(24,088)
                                       ========                    ========                ========      |            ========
                                                                                                         |
Pro forma earnings per                                                                                   |
 shares of common stock (Note 6):                                                                        |
 Income before                                                                                           |
  extraordinary item.......            $   0.76                    $   0.22                $   0.23      |
 Extraordinary loss on                                                                                   |
  early extinguishment of                                                                                |
  debt, net of taxes.......               (0.14)                         --                      --      |
                                       --------                    --------                --------      |
 Net income................            $   0.62                    $   0.22                $   0.23      |
                                       ========                    ========                ========      |
Pro forma weighted average                                                                               |
 shares of common stock                                                                                  |
 outstanding (Note 6)......              37,246                      34,782                  34,782      |
                                       ========                    ========                ========      |
                                                                                                         |
                                                                                                         |
Supplemental pro forma as                                                                                |
 adjusted data (Note 8):                                                                                 |
 Pro forma net income......            $ 30,236                    $  9,450                              |
                                       ========                    ========                              |
 Pro forma net income per                                                                                |
  share of common stock....            $   0.70                    $   0.22                              |
                                       ========                    ========                              |
 Pro forma weighted                                                                                      |
  average shares of common                                                                               |
  stock outstanding........              43,300                      43,262                              |
                                       ========                    ========                              |

                           See accompanying notes.

                                  KNOLL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                                    |  THE KNOLL GROUP, INC.
                                              SIX MONTHS           FOUR MONTHS      |     (PREDECESSOR)
                                                ENDED                ENDED          |    TWO MONTHS ENDED
                                             JUNE 30, 1997        JUNE 30, 1996     |    FEBRUARY 29, 1996
                                            --------------       --------------     | -----------------------
                                                                                    |
                                                                                    |
CASH FLOWS FROM OPERATING                                                           |
 ACTIVITIES                                                                         |
Net income (loss)..........                    $ 23,257              $   7,976      |           $(24,088)
Adjustments to reconcile                                                            |
 net income (loss) to net                                                           |
 cash provided by (used                                                             |
 in) operating activities:                                                          |
  Depreciation and                                                                  |
   amortization............                      17,317                 11,536      |              4,317
  Extraordinary loss.......                       8,838                     --      |                 --
  Other....................                       1,063                     --      |                 --
  Changes in assets and                                                             |
   liabilities:                                                                     |
   Customer receivables....                     (15,151)                (5,704)     |              8,798
   Inventories.............                      (5,109)                   471      |                671
   Accounts payable........                       7,653                  7,700      |            (15,292)
   Current and deferred                                                             |
    income taxes...........                       7,072                (14,032)     |            (16,627)
   Other current assets                                                             |
    and liabilities........                       6,414                 14,555      |             (4,907)
   Other noncurrent assets                                                          |
    and liabilities........                       6,264                 10,105      |             (6,911)
                                               --------              ---------      |           --------
Cash provided by (used in)                                                          |
 operating activities......                      57,618                 32,607      |            (54,039)
                                               --------              ---------      |           --------
CASH FLOWS FROM INVESTING                                                           |
 ACTIVITIES                                                                         |
Acquisition of the Company                                                          |
 from Westinghouse.........                          --               (579,801)     |                 --
Purchases of property,                                                              |
 plant and equipment.......                      (7,686)                (3,885)     |             (2,296)
Proceeds from sale of                                                               |
 assets....................                         127                     --      |                 --
                                               --------              ---------      |           --------
Cash used in investing                                                              |
 activities................                      (7,559)              (583,686)     |             (2,296)
                                               --------              ---------      |           --------
CASH FLOWS FROM FINANCING                                                           |
 ACTIVITIES                                                                         |
Repayment of short-term                                                             |
 debt, net.................                          --                 (2,349)     |             (3,805)
Repayment of revolving                                                              |
 credit facility, net......                     (26,000)                    --      |                 --
Proceeds from long-term                                                             |
 debt......................                          --                425,000      |                 --
Repayment of long-term                                                              |
 debt......................                     (69,988)               (14,266)     |                 --
Premium paid for early                                                              |
 extinguishment of debt....                      (5,775)                    --      |                 --
Proceeds from issuance of                                                           |
 stock, net of stock                                                                |
 issuance costs............                     134,656                160,000      |                 --
Redemption of preferred                                                             |
 stock.....................                     (80,000)                    --      |                 --
Net receipts from parent                                                            |
 company...................                          --                     --      |             60,848
                                               --------              ---------      |           --------
Cash provided by (used in)                                                          |
 financing activities......                     (47,107)               568,385      |             57,043
                                               --------              ---------      |           --------
Effect of exchange rate                                                             |
 changes on cash and cash                                                           |
 equivalents...............                        (883)                   347      |                 58
                                               --------              ---------      |           --------
Increase in cash and cash                                                           |
 equivalents...............                       2,069                 17,653      |                766
                                                                                    |
Cash and cash equivalents                                                           |
 at beginning of period....                       8,804                  2,335      |              1,569
                                               --------              ---------      |           --------
Cash and cash equivalents                                                           |
 at end of period..........                    $ 10,873              $  19,988      |           $  2,335
                                               ========              =========      |           ========

                            See accompanying notes.

                                  KNOLL, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Knoll, Inc. (the Company) and The Knoll Group, Inc. (the Predecessor) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are reflected
in the condensed consolidated financial statements.    Supplemental pro forma
data is provided solely for additional analysis and is not intended to be a presentation in accordance with generally accepted accounting principles. The condensed consolidated balance sheet as of December 31, 1996 and the condensed consolidated statement of operations and condensed consolidated statement of cash flows for the two months ended February 29, 1996 are derived from audited financial statements. The condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 1996. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year ending December 31, 1997.


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


3.  INVENTORIES

                         JUNE 30, 1997     DECEMBER 31, 1996
                         -------------     -----------------
                                  (In Thousands)

    Raw materials....        $37,290            $34,147
    Work in process..          8,364              7,508
    Finished goods...         16,685             16,156
                             -------            -------
    Inventories......        $62,339            $57,811
                             =======            =======

4.  CAPITAL STRUCTURE

On May 6, 1997, the Company's Certificate of Incorporation was amended to increase the number of authorized shares of common stock from 24,000,000 to 100,000,000, increase the number of authorized shares of preferred stock from 3,000,000 to 10,000,000 and effect a 3.13943-for-1 split of the Company's common stock. Fractional shares resulting from the common stock split were settled in cash.

In connection with the initial public offering of the Company's common stock discussed in Note 5, 800,000 shares of Series A 12% Participating Convertible Preferred Stock (Series A Preferred Stock) were redeemed for $80.0 million and 11,749,361 shares of common stock, and the remaining 802,998 shares of Series A Preferred Stock were converted into 15,691,558 shares of common stock.

On June 27, 1997, the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission to register an aggregate of 2,055,772 shares of its common stock issuable to participants under the Knoll, Inc. 1997 Employee Stock Purchase Plan (300,000 shares), the Knoll, Inc. 1997 Stock Incentive Plan (1,255,772 shares) and The Knoll Retirement Savings Plan (500,000 shares).


5.  INITIAL PUBLIC OFFERING

The Company completed an initial public offering of its common stock during the second quarter of 1997. An aggregate of 9,200,000 shares, including 720,000 shares sold by a selling stockholder, were sold during May and June 1997 at $17.00 per share. The net proceeds to the Company amounted to $134.0 million after deducting related expenses. The net proceeds, together with borrowings of $11.1 million under the Company's revolving credit facilities, have been used
(i) to redeem a portion of the Series A Preferred Stock for $80.0 million and
(ii) to redeem an aggregate principal amount of $57.8 million of the Company's 10.875% Senior Subordinated Notes for a total redemption price of $65.1 million, including a redemption premium of $5.7 million and accrued and unpaid interest thereon of $1.6 million. The redemption premium of $5.7 million along with the write-off of unamortized financing costs of $3.1 million associated with the early redemption of the 10.875% Senior Subordinated Notes resulted in an extraordinary loss of $5.3 million, net of taxes.


6.  WEIGHTED AVERAGE SHARES AND PER SHARE DATA

All weighted average shares and per share data have been adjusted to give retroactive effect to the 3.13943-for-1 stock split that occurred on May 6, 1997, as discussed in Note 4.

Because of the significance of the redemption and conversion into common stock of the Series A Preferred Stock (see Note 4) in connection with the initial public offering, historical earnings per share is not presented herein. Pro forma earnings per share amounts are based on the weighted average number of shares of common stock and common stock equivalents (employee stock options) outstanding during the period, after giving effect to the redemption and conversion into common stock of the Series A Preferred Stock assuming such redemption and conversion had occurred at the beginning of each period presented. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, all common stock and options to purchase common stock issued at prices below the initial public offering price per share during the twelve month period immediately preceding the initial filing date of the Company's registration statement for the offering have been included as outstanding for all periods presented (using the treasury stock method at the initial public offering price).

7.  SUPPLEMENTAL PRO FORMA RESULTS OF OPERATIONS

The supplemental pro forma results of operations data for the six months ended June 30, 1996 is presented for purposes of additional analysis. It presents financial information assuming that the acquisition of the Predecessor from Westinghouse had taken place on January 1, 1996. Such pro forma results reflect the following adjustments: (i) Cost of sales and selling, general and administrative expenses have been increased by $552,000 and $369,000, respectively, to reflect the reclassification of allocated corporate expenses from Westinghouse. The reclassified allocated corporate expenses approximate the replacement cost to the Company for services formerly provided by Westinghouse to the Predecessor, including (a) benefit expense related to the adoption of various independent benefit plans comparable to Westinghouse benefit plans and (b) the cost of services required to replace specific activities formerly provided by Westinghouse to the Predecessor, including audit, tax, general ledger, accounts receivable, human resources, legal, insurance and data communications. (ii) Cost of sales has been increased by $801,000 to reflect increased depreciation resulting from the acquisition of the Predecessor from Westinghouse. (iii) Selling, general and administrative expenses have been increased by $414,000 to reflect increased depreciation and amortization resulting from the acquisition. (iv) The Westinghouse long-term incentive compensation of $47.9 million for the two months ended February 29, 1996 has been eliminated on a pro forma basis due to the amounts becoming payable, and for which the amounts payable were established and subsequently paid by Westinghouse, as a result of consummation of the acquisition. (v) Interest expense (including the amortization of deferred financing fees) has been increased by $6.7 million assuming the acquisition had been completed on January 1, 1996. Interest expense assumes a weighted average interest rate of 9.2%, which approximates the actual interest rate on the date of the acquisition on $424.1 million in average outstanding borrowings and amortization of deferred financing charges. If interest rates changed 1/8%, the pro forma adjustment for interest costs would have changed by approximately $88,000. (vi) Income tax expense has been increased by $16.1 million to reflect the assumed tax rate applied to the pro forma income.

The supplemental pro forma data does not purport to represent what the Company's results actually would have been if such events had occurred on January 1, 1996, nor does such information purport to project the results of the Company for any future periods. The unaudited pro forma financial information is based upon assumptions that the Company believes are reasonable.


8.  SUPPLEMENTAL PRO FORMA AS ADJUSTED DATA

The supplemental pro forma as adjusted data is included for purposes of additional analysis. It presents results of operations assuming that the initial public offering of the Company's common stock and the application of the net proceeds to the Company therefrom together with related borrowings under the Company's credit facilities occurred at the beginning of each period. Such pro forma as adjusted data does not reflect the 1997 extraordinary loss of $5.3 million, net of taxes, incurred as a result of the early redemption of a portion of the Company's 10.875% Senior Subordinated Notes. The supplemental pro forma as adjusted weighted average shares of common stock outstanding reflect the initial public offering of the Company's common stock and the redemption and conversion into common stock of the Series A Preferred Stock (see Note 4) as of the beginning of each period presented.

The supplemental pro forma as adjusted data reflects interest savings from the redemption of an aggregate principal amount of $57.8 million of the Company's 10.875% Senior Subordinated Notes, additional interest expense incurred on $11.1 million in related borrowings under the Company's credit facilities and related income tax effects. Interest expense (including the amortization of deferred financing fees) has been decreased by $1.2 million and $1.4 million for the three months ended June 30, 1997 and 1996, respectively, and has been decreased by $2.7 million and $2.9 million for the six months ended June 30, 1997 and 1996, respectively. Interest adjustments are based on the actual interest rate of 10.875% for the Senior Subordinated Notes and a weighted average interest rate of 6.6% in 1997 and 8.25% in 1996 for the credit facilities. The weighted average interest rates approximate actual interest expense on the Company's average outstanding borrowings under the credit facilities during the respective periods. Income tax expense has been increased by $493,000 and $566,000 for the three months ended June 30, 1997 and 1996, respectively, and has been increased by $1.1 million for the six months ended June 30, 1997 and 1996 to reflect the assumed income tax effects of the interest expense adjustments.

The supplemental pro forma as adjusted information does not purport to represent what the Company's results actually would have been if the aforementioned events had occurred at the beginning of each period presented, nor does such information purport to project the results of the Company for any future periods. The unaudited pro forma as adjusted financial information is based upon assumptions that the Company believes are reasonable.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

GENERAL

Knoll, Inc. (the Company) was formed as a result of the acquisition of the office furniture business unit (The Knoll Group, Inc. and related entities) of Westinghouse Electric Corporation (Westinghouse) on February 29, 1996. This "Management's Discussion and Analysis of Financial Condition and Results of Operations" has been prepared using the unaudited actual results for the three months ended June 30, 1997 and 1996, the unaudited actual results for the six months ended June 30, 1997 and the unaudited supplemental pro forma results for the six months ended June 30, 1996. The unaudited supplemental pro forma results of operations data for the six months ended June 30, 1996 gives effect to the acquisition of The Knoll Group, Inc. and related entities from Westinghouse as if the acquisition occurred on January 1, 1996. This presentation provides information about the impact of the acquisition by showing how it might have affected historical financial statements if the acquisition had been consummated at such earlier time. Management believes that a comparison between actual results for the six months ended June 30, 1997 and pro forma results for the six months ended June 30, 1996 is more meaningful than a comparison between actual results for both periods due to the significance of the acquisition.

The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

COMPARISON OF SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1997 TO SECOND
 QUARTER AND PRO FORMA SIX MONTHS ENDED JUNE 30, 1996

Sales. Sales for the second quarter of 1997 were $212.6 million, an increase of $46.1 million, or 27.7%, above sales of $166.5 million for the second quarter of 1996. Sales for the first six months of 1997 were $390.4 million, an increase of $85.6 million, or 28.1%, above sales of $304.8 million for the same period in 1996. This growth resulted from increased sales across all product categories. A significant portion of the sales growth was attributable to sales of office systems, which grew $36.4 million, or 28.9%, for the second quarter and $69.1 million, or 30.3%, for the six months. Sales levels continue to benefit from product improvements, increased sales and marketing efforts and favorable industry dynamics.

Gross profit. Gross profit was $86.2 million for the second quarter of 1997, an increase of $27.6 million, or 47.1%, above gross profit of $58.6 million for the second quarter of 1996. For the six months ended June 30, 1997, gross profit was $154.2 million, an increase of $50.9 million, or 49.3%, above gross profit of $103.3 million for the same period in 1996. Gross profit as a percentage of sales increased to 40.5% for the second quarter of 1997 from 35.2% for the second quarter of 1996 and increased to 39.5% for the six months ended June 30, 1997 from 33.9% for the same period in 1996. These increases were principally due to higher sales volume, better pricing in North America and continued worldwide factory operating cost improvements.

Selling, general and administrative expenses. Selling, general and administrative expenses were $50.6 million for the second quarter of 1997 and $90.6 million for the six months ended June 30, 1997 compared to $36.1 million for the second quarter of 1996 and $69.2 million for the six months ended June 30, 1996. These quarter and six month increases of $14.5 million and $21.4 million, respectively, are due primarily to increased employee costs related to higher sales and profit levels in addition to increased expenses related to new product and technology initiatives. As a percentage of sales, the Company's selling, general and administrative expenses increased to 23.8% for the second quarter of 1997 from 21.7% for the second quarter of 1996 and increased to 23.2% for the six months ended June 30, 1997 from 22.7% for the same period in 1996.

Operating income. Operating income increased to $35.6 million for the second quarter of 1997, an increase of $13.2 million, or 58.9%, from operating income of $22.4 million in the second quarter of 1996. For the six months ended June 30, 1997, operating income increased to $63.5 million, an increase of $29.4 million, or 86.2%, from operating income of $34.1 million for the same period in 1996. As noted above, these improvements were driven by higher sales volume, better pricing in North America and factory cost improvements as well as continuing efficiencies gained from consolidation and centralization of administrative functions.

Interest expense. Interest expense was $7.0 million for the second quarter of 1997 and $14.7 million for the six months ended June 30, 1997 compared to $10.4 million and $21.0 million for the second quarter and the six months ended June 30, 1996, respectively. The decreases in interest expense are attributable to the overall reduction in debt in addition to lower interest rates associated with the Company's credit agreement which was refinanced in December of 1996.

Income tax expense. Income tax expense was 41.1% of pre-tax income for the second quarter of 1997 and 41.5% for the six months ended June 30, 1997 compared to 39.6% and 41.1% for the second quarter and six months ended June 30, 1996, respectively. These differences are primarily attributable to the changing quarterly mix of pre-tax income between countries in which the Company operates with differing effective tax rates.

Pro forma earnings per share of common stock. Income before extraordinary item for the second quarter of 1997 was $0.43 per share, an increase of 95.5% over the $0.22 per share earned for the second quarter of 1996. Income before extraordinary item per share for the six months ended June 30, 1997 increased 245.5% to $0.76 per share from $0.22 per share for the six months ended June 30, 1996.

Supplemental pro forma as adjusted net income and earnings per share. Supplemental pro forma as adjusted net income for the quarter ended June 30, 1997 was $17.7 million or $0.41 per share, an increase of $9.3 million ($0.22 per share), or 110.7%, compared to $8.4 million or $0.19 per share for the same period of 1996. Pro forma as adjusted net income for the six months ended June 30, 1997 increased $20.7 million ($0.48 per share), or 217.9%, to $30.2 million or $0.70 per share compared to $9.5 million or $0.22 per share for the same period of 1996. Supplemental pro forma as adjusted results of operations reflect the sale of 8,480,000 shares of common stock by the Company in its initial public offering and the application of the net proceeds therefrom together with related borrowings under the Company's credit facilities as if such events occurred at the beginning of each period presented. Consequently, such results include interest savings from the early redemption of a portion of the Company's 10.875% Senior Subordinated Notes, additional interest expense for related borrowings under the Company's credit facilities and related income tax effects. Pro forma as adjusted results do not, however, reflect the 1997 extraordinary loss of $5.3 million, net of taxes, incurred in connection with the early redemption of a portion of the 10.875% Senior Subordinated Notes.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1997, the Company generated cash flows from operations of $57.6 million. Cash provided by operations resulted primarily from earnings net of depreciation, amortization and the extraordinary loss on early extinguishment of debt.

The Company's investing activities used $7.7 million during the first six months of 1997 for capital expenditures.

During the second quarter of 1997, the Company completed an initial public offering of its common stock, generating net proceeds of $134.0 million to the Company from its sale of 8,480,000 shares. The Company used the net proceeds, together with borrowings under the Company's credit facilities, to redeem 800,000 shares of Series A 12% Participating Convertible Preferred Stock for $80.0 million and to redeem an aggregate principal amount of $57.8 million of the Company's 10.875% Senior Subordinated Notes for $65.1 million, which includes a redemption premium of $5.7 million and accrued and unpaid interest thereon of $1.6 million. In addition to the repayment of a portion of the Company's 10.875% Senior Subordinated Notes, the Company repaid $38.2 million of bank debt during the six months ended June 30, 1997.

As of June 30, 1997, the Company had an aggregate of $78.6 million available for borrowing under its U.S. and European revolving credit facilities. The Company believes that internally generated cash flows together with borrowings under its revolving credit facilities will be sufficient to meet its cash needs for the next twelve months. The Company's debt instruments contain covenants which, among other things, restrict the Company's ability to incur additional indebtedness and pay dividends as well as require the maintenance of certain financial ratios.

BACKLOG

The Company's backlog of unfilled orders was $111.2 million at June 30, 1997 and $82.8 million at June 30, 1996. The Company expects to fill substantially all outstanding unfilled orders within the next twelve months. The Company manufactures substantially all of its products to order, and its average manufacturing lead time is approximately five weeks. As a result, backlog is not a significant factor used to predict the Company's long-term business prospects.

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

Certain portions of this Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the highly competitive nature of the market in which the Company competes, including the introduction of new products or pricing changes by the Company's competitors; risks associated with the Company's growth strategy, including the risk that the Company's introduction of new products will not achieve the same degree of success achieved historically by the Company's products; the high level of the Company's indebtedness, which requires a substantial portion of the Company's cash flow from operations to be dedicated to debt service, making such cash flow unavailable for other purposes, and which could limit the Company's flexibility in reacting to changes in its industry or economic conditions generally; the Company's dependence on key personnel; the ability of the Company to maintain its relationships with its dealers; environmental laws and regulations, including those that may be enacted in the future, that affect the ownership and operation of the Company's manufacturing plants; fluctuations in foreign currency exchange rates; and fluctuations in industry revenues driven by a variety of macroeconomic factors, including white collar employment levels, corporate cash flows, and non-residential commercial construction, as well as by a variety of industry factors such as corporate reengineering and restructuring, technology demands, ergonomic, health and safety concerns and corporate relocations.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

On April 15, 1997, prior to the initial public offering, the Company and its stockholders entered into an agreement in connection with the Company's initial public offering and the related redemption and conversion into common stock of the Company's Series A 12% Participating Convertible Preferred Stock (Series A Preferred Stock). Pursuant to such agreement, the stockholders authorized the filing of an amendment to the Company's Certificate of Incorporation to make changes relating to the implementation of such redemption and conversion.

On May 6, 1997, prior to the initial public offering, by written consent of the Company's majority stockholder in an action taken without a meeting, in lieu of the Company's 1997 annual meeting of stockholders, the following matters were resolved:

(i) Amendments to and restatements of the Company's Certificate of Incorporation and By-Laws were approved and adopted. The amendment to the Company's Certificate of Incorporation made certain changes relating to the implementation of the redemption and conversion into common stock of the Series A Preferred Stock, increased the Company's authorized capital stock to 100,000,000 shares of common stock and 10,000,000 shares of preferred stock and effected a 3.13943-for-1 split of the Company's common stock.

(ii) The following individuals were elected to continue to serve as directors of the Company: Burton B. Staniar, John H. Lynch, Andrew B. Cogan, Jeffrey
      A. Harris, Sidney Lapidus, Kewsong Lee and John L. Vogelstein.

(iii) Ernst & Young LLP was approved to continue to serve as the Company's independent accountants for 1997.


ITEM 5.  OTHER INFORMATION
--------------------------

The Company completed an initial public offering of its common stock during the second quarter of 1997. An aggregate of 9,200,000 shares, including 720,000 shares sold by a selling stockholder, were sold during May and June 1997 at $17.00 per share. See Note 5 to the Condensed Consolidated Financial Statements included in Part I, Item 1.

On June 27, 1997, the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission to register an aggregate of 2,055,772 shares of its common stock issuable to participants under the Knoll, Inc. 1997 Employee Stock Purchase Plan, the Knoll, Inc. 1997 Stock Incentive Plan and The Knoll Retirement Savings Plan.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

a.  Exhibits:

      3.1*     Amended and Restated Certificate of Incorporation of the Company.
      3.2*     Restated By-Laws of the Company.
     10.1*     Form of Agreement, dated as of April 15, 1997, by and among the
               Company, Warburg, Pincus Ventures, L.P.,
               NationsBanc Investment Corp. and the Investors (as
               defined therein).
     10.2*     Amendment to Employment Agreement, dated as of
               April 30, 1997, between the Company and Andrew B.
               Cogan.
     27        Financial Data Schedule.

b.  Current Reports on Form 8-K:

    The Company did not file any reports on Form 8-K during the three months ended June 30, 1997.

_____________________
* Incorporated by reference to the Company's registration statement on Form S-1 (Registration No. 333-23399), which was declared effective by the Commission on May 9, 1997.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         KNOLL, INC.



Date:  August 5, 1997                    By: /s/ Burton B. Staniar
                                         ---------------------
                                         BURTON B. STANIAR
                                         Chairman of the Board


Date:  August 5, 1997                    By: /s/ Douglas J. Purdom
                                         ----------------------
                                         DOUGLAS J. PURDOM
                                         Senior Vice President and
                                         Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                       DESCRIPTION
-------                      -----------

 3.1*                        Amended and Restated Certificate of Incorporation
                             of the Company.
 3.2*                        Restated By-Laws of the Company.
10.1*                        Form of Agreement, dated as of April 15, 1997, by
                             and among the Company, Warburg, Pincus Ventures,
                             L.P., NationsBanc Investment Corp. and the
                             Investors (as defined therein).
10.2*                        Amendment to Employment Agreement, dated as of
                             April 30, 1997, between the Company and Andrew B.
                             Cogan.
27                           Financial Data Schedule.


_____________________
* Incorporated by reference to the Company's registration statement on Form S-1 (Registration No. 333-23399), which was declared effective by the Commission on May 9, 1997.