Form 10-Q
period 1997-09-30
KNOLL INC
filed 1997-11-13
CIK 1011570

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the transition period from   _____________ to  _____________


                         Commission File No. 001-12907


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


As of November 13, 1997, there were 43,220,810 shares of the Registrant's common stock, par value $0.01 per share, outstanding.


                                                            KNOLL, INC.

                                                        INDEX TO FORM 10-Q

Item                                                                                                                            Page
----                                                                                                                            ----

                                                  PART I -- FINANCIAL INFORMATION

1.  Condensed Consolidated Financial Statements (Unaudited):
      Condensed Consolidated Balance Sheets at September 30, 1997 and December 31, 1996.........................................   3
      Condensed Consolidated Statements of Operations for the three months ended September 30, 1997
        and September 30, 1996..................................................................................................   4
      Condensed Consolidated Statements of Operations for the nine months ended September 30, 1997, the seven months ended September 30, 1996 and the two months ended February 29, 1996
        (Predecessor)...........................................................................................................   5
      Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1997, the seven months ended September 30, 1996 and the two months ended February 29, 1996
        (Predecessor)...........................................................................................................   6
      Notes to the Condensed Consolidated  Financial Statements.................................................................   7

2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......................................  11


                                                   PART II -- OTHER INFORMATION

2.  Changes in Securities.......................................................................................................  14

6.  Exhibits and Reports on Form 8-K............................................................................................  14

Signatures......................................................................................................................  15

Exhibit Index...................................................................................................................  16


                        PART I -- FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------


                                  KNOLL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                  SEPTEMBER 30, 1997       DECEMBER 31, 1996
                                                                               -----------------------  ----------------------
ASSETS
Current assets:
  Cash and cash equivalents.......................................                    $ 11,026                $  8,804
  Customer receivables, net.......................................                     125,201                 111,166
  Inventories.....................................................                      65,664                  57,811
  Deferred income taxes...........................................                      19,703                  17,474
  Prepaid and other current assets................................                       3,039                   7,424
                                                                                      --------                --------
     Total current assets.........................................                     224,633                 202,679
Property, plant and equipment at cost.............................                     207,396                 195,483
Accumulated depreciation..........................................                     (38,415)                (19,265)
                                                                                      --------                --------
     Property, plant and equipment, net...........................                     168,981                 176,218
Intangible assets at cost.........................................                     289,025                 293,753
Accumulated amortization..........................................                     (12,443)                 (6,813)
                                                                                      --------                --------
     Intangible assets, net.......................................                     276,582                 286,940
Other noncurrent assets...........................................                       2,785                   9,875
                                                                                      --------                --------
     Total Assets.................................................                    $672,981                $675,712
                                                                                      ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt............................                    $     --                $ 23,265
  Accounts payable................................................                      59,899                  50,250
  Income taxes payable............................................                       7,206                     388
  Other current liabilities.......................................                      72,447                  64,022
                                                                                      --------                --------
     Total current liabilities....................................                     139,552                 137,925
Long-term debt....................................................                     230,015                 330,889
Postretirement benefits obligation................................                      16,517                  15,873
Other noncurrent liabilities......................................                      14,995                  13,221
                                                                                      --------                --------
     Total liabilities............................................                     401,079                 497,908
                                                                                      --------                --------
Stockholders' equity:
  Preferred stock, $1.00 par value; authorized 10,000,000 shares, issued and outstanding 1,602,998 shares of Series A 12%
   Participating Convertible Preferred Stock in 1996 (liquidation
   preference of $160,300)........................................                          --                   1,603
  Common stock, $0.01 par value; authorized 100,000,000 shares;
   issued and outstanding 43,220,810 shares in 1997 and 7,291,308
   shares in 1996  (Note 7).......................................                         432                      73
  Additional paid-in-capital......................................                     214,973                 160,147
  Unearned stock grant compensation...............................                      (1,075)                 (1,387)
  Retained earnings...............................................                      59,564                  16,836
  Cumulative foreign currency translation adjustment..............                      (1,992)                    532
                                                                                      --------                --------
     Total stockholders' equity...................................                     271,902                 177,804
                                                                                      --------                --------
     Total Liabilities and Stockholders' Equity...................                    $672,981                $675,712
                                                                                      ========                ========

                            See accompanying notes.

                                  KNOLL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                THREE MONTHS              THREE MONTHS
                                                                                    ENDED                     ENDED
                                                                              SEPTEMBER 30, 1997        SEPTEMBER 30, 1996
                                                                              -------------------       ------------------
Sales.............................................................                  $208,402                  $167,184

Cost of sales.....................................................                   124,688                   106,138
                                                                                    --------                  --------

Gross profit......................................................                    83,714                    61,046

Selling, general and administrative expenses......................                    44,689                    38,266
                                                                                    --------                  --------

Operating income..................................................                    39,025                    22,780

Interest expense..................................................                     5,407                     9,653

Other income, net.................................................                        16                       322
                                                                                    --------                  --------

Income before income tax expense..................................                    33,634                    13,449

Income tax expense................................................                    14,163                     5,764
                                                                                    --------                  --------

Net income........................................................                  $ 19,471                  $  7,685
                                                                                    ========                  ========

Net income per share of common stock..............................                  $   0.45
                                                                                    ========
Weighted average shares of common stock outstanding...............                    43,587
                                                                                    ========

Pro forma net income per share of common stock (Note 7)...........                                            $   0.22
                                                                                                              ========
Pro forma weighted average shares of common stock outstanding
 (Note 7 )........................................................                                              34,782
                                                                                                              ========

Supplemental pro forma as adjusted data (Note 9):

  Pro forma net income............................................                                            $  8,542
                                                                                                              ========
  Pro forma net income per share of common stock..................                                            $   0.20
                                                                                                              ========
  Pro forma weighted average shares of common stock outstanding...                                              43,262
                                                                                                              ========


                            See accompanying notes.

                                  KNOLL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                SUPPLEMENTAL                      |
                                                               PRO FORMA DATA                     |
                                             NINE MONTHS        NINE MONTHS        SEVEN MONTHS   |THE KNOLL GROUP, INC.
                                                ENDED              ENDED              ENDED       |    (PREDECESSOR)
                                            SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,   |   TWO MONTHS ENDED
                                                1997                1996               1996       |  FEBRUARY 29, 1996
                                          -----------------  ------------------  ---------------- |----------------------
                                                                  (Note 8)                        |
                                                                                                  |
Sales...................................       $598,817            $472,016           $381,784    |      $ 90,232
                                                                                                  |
Cost of sales...........................        360,953             307,694            246,627    |        59,714
                                               --------            --------           --------    |      --------
                                                                                                  |
Gross profit............................        237,864             164,322            135,157    |        30,518
                                                                                                  |
Selling, general and administrative                                                               |
 expenses...............................        135,324             107,446             85,407    |        21,256
                                                                                                  |
Westinghouse long-term incentive                                                                  |
 compensation...........................             --                  --                 --    |        47,900
                                                                                                  |
Allocated corporate expenses............             --                  --                 --    |           921
                                               --------            --------           --------    |      --------
                                                                                                  |
Operating income (loss).................        102,540              56,876             49,750    |       (39,559)
                                                                                                  |
Interest expense........................         20,103              30,683             23,605    |           340
                                                                                                  |
Other income (expense), net.............             89                 366                662    |          (296)
                                               --------            --------           --------    |      --------
                                                                                                  |
Income (loss) before income                                                                       |
 tax expense (benefit) and extraordinary                                                          |
 item...................................         82,526              26,559             26,807    |       (40,195)
                                                                                                  |
Income tax expense (benefit)............         34,461              11,150             11,146    |       (16,107)
                                               --------            --------           --------    |      --------
                                                                                                  |
Income (loss) before extraordinary item.         48,065              15,409             15,661    |       (24,088)
                                                                                                  |
Extraordinary loss on early                                                                       |
 extinguishment of debt, net of taxes...          5,337                  --                 --    |            --
                                               --------            --------           --------    |      --------
                                                                                                  |
Net income (loss).......................       $ 42,728            $ 15,409           $ 15,661    |      $(24,088)
                                               ========            ========           ========    |      ========
                                                                                                  |
Pro forma income per share of  common                                                             |
 stock (Note 7):                                                                                  |
 Income before extraordinary item.......       $   1.22            $   0.44           $   0.45    |
 Extraordinary loss on early                                                                      |
  extinguishment of debt, net of taxes..          (0.14)                 --                 --    |
                                               --------            --------           --------    |
 Net income.............................       $   1.08            $   0.44           $   0.45    |
                                               ========            ========           ========    |
Pro forma weighted average shares of                                                              |
 common stock outstanding (Note 7)......         39,382              34,782             34,782    |
                                               ========            ========           ========    |
                                                                                                  |
Supplemental pro forma as adjusted data                                                           |
 (Note 9):                                                                                        |
                                                                                                  |
 Pro forma net income...................       $ 49,697            $ 17,978                       |
                                               ========            ========                       |
 Pro forma net income per share of                                                                |
  common stock..........................       $   1.15            $   0.41                       |
                                               ========            ========                       |
 Pro forma weighted average shares of                                                             |
  common stock outstanding..............         43,396              43,262                       |
                                               ========            ========                       |

                            See accompanying notes.

                                  KNOLL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)


                                                            NINE MONTHS         SEVEN MONTHS     | THE KNOLL GROUP, INC.
                                                               ENDED                ENDED        |     (PREDECESSOR)
                                                           SEPTEMBER 30,        SEPTEMBER 30,    |   TWO MONTHS ENDED
                                                               1997                 1996         |   FEBRUARY 29, 1996
                                                        -------------------  ------------------- |-----------------------
                                                                                                 |
CASH FLOWS FROM OPERATING ACTIVITIES                                                             |
Net income (loss).....................................       $ 42,728            $  15,661       |       $(24,088)
Adjustments to reconcile net income (loss) to net                                                |
 cash provided by (used in) operating activities:                                                |
   Depreciation and amortization......................         25,593               19,941       |          4,317
   Extraordinary loss.................................          8,838                   --       |             --
   Other..............................................          1,337                   --       |             --
   Changes in assets and liabilities:                                                            |
     Customer receivables.............................        (15,439)               5,970       |          8,798
     Inventories......................................         (8,666)               1,822       |            671
     Accounts payable.................................         11,823               12,445       |        (15,292)
     Current and deferred income taxes................         12,996              (14,685)      |        (16,627)
     Other current assets and liabilities.............          9,995               12,114       |         (4,907)
     Other noncurrent assets and liabilities..........          5,427               14,740       |         (6,911)
                                                             --------            ---------       |       --------
Cash provided by (used in) operating activities.......         94,632               68,008       |        (54,039)
                                                             --------            ---------       |       --------
                                                                                                 |
CASH FLOWS FROM INVESTING ACTIVITIES                                                             |
Acquisition of the Company from Westinghouse..........             --             (579,801)      |             --
Purchases of property, plant and equipment............        (15,122)              (6,773)      |         (2,296)
Proceeds from sale of assets..........................            176                   --       |             --
                                                             --------            ---------       |       --------
Cash used in investing activities.....................        (14,946)            (586,574)      |         (2,296)
                                                             --------            ---------       |       --------
                                                                                                 |
CASH FLOWS FROM FINANCING ACTIVITIES                                                             |
Repayment of short-term debt, net.....................             --               (1,476)      |         (3,805)
Repayment of revolving credit facility, net...........        (56,000)                  --       |             --
Proceeds from long-term debt..........................             --              425,000       |             --
Repayment of long-term debt...........................        (67,988)             (45,592)      |             --
Premium paid for early extinguishment of debt.........         (5,775)                  --       |             --
Proceeds from issuance of stock, net of stock                                                    |
 issuance costs.......................................        133,582              160,000       |             --
Redemption of preferred stock.........................        (80,000)                  --       |             --
Net receipts from parent company......................             --                   --       |         60,848
                                                             --------            ---------       |       --------
Cash provided by (used in) financing activities.......        (76,181)             537,932       |         57,043
                                                             --------            ---------       |       --------
                                                                                                 |
Effect of exchange rate changes on cash and cash                                                 |
 equivalents..........................................         (1,283)                  28       |             58
                                                             --------            ---------       |       --------
Increase in cash and cash equivalents.................          2,222               19,394       |            766
                                                                                                 |
Cash and cash equivalents at beginning of period......          8,804                2,335       |          1,569
                                                             --------            ---------       |       --------
                                                                                                 |
Cash and cash equivalents at end of period............       $ 11,026            $  21,729       |       $  2,335
                                                             ========            =========       |       ========


                            See accompanying notes.

                                  KNOLL, INC.
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997
                                  (UNAUDITED)



1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Knoll, Inc. (the Company) and The Knoll Group, Inc. (the Predecessor) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are reflected in the condensed consolidated financial statements. Supplemental pro forma data is provided solely for additional analysis and is not intended to be a presentation in accordance with generally accepted accounting principles. The condensed consolidated balance sheet as of December 31, 1996 and the condensed consolidated statement of operations and condensed consolidated statement of cash flows for the two months ended February 29, 1996 are derived from audited financial statements. The condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 1996. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year ending December 31, 1997.


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


3.  INVENTORIES

                                                         SEPTEMBER 30, 1997      DECEMBER 31, 1996
                                                        --------------------    --------------------
                                                                       (In Thousands)
    Raw materials.....................................         $37,784                 $34,147
    Work in process...................................           9,035                   7,508
    Finished goods....................................          18,845                  16,156
                                                               -------                 -------
    Inventories.......................................         $65,664                 $57,811
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

On June 27, 1997, the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission to register an aggregate of 2,055,772 shares of its common stock issuable to participants under the Knoll, Inc. Employee Stock Purchase Plan (Stock Purchase Plan) (300,000 shares), the Knoll, Inc. 1997 Stock Incentive Plan (1,255,772 shares) and The Knoll Retirement Savings Plan (500,000 shares).

The Stock Purchase Plan commenced on August 1, 1997. It provides employees the ability to purchase common stock of the Company at a price equal to 15.0% below the lower of the market price at (i) the beginning of each quarterly offering period or (ii) the end of each quarterly offering period. During the third quarter of 1997, the Company issued 8,583 shares of common stock at $25.63 per share under the Stock Purchase Plan.


5.  INITIAL PUBLIC OFFERING

The Company completed an initial public offering of its common stock during the second quarter of 1997. An aggregate of 9,200,000 shares, including 720,000 shares sold by a selling stockholder, were sold during May and June 1997 at $17.00 per share. The net proceeds to the Company amounted to $133.5 million after deducting related expenses. The net proceeds, together with borrowings of $11.6 million under the Company's then-existing revolving credit facility, were used (i) to redeem a portion of the Series A Preferred Stock for $80.0 million and (ii) to redeem an aggregate principal amount of $57.8 million of the Company's 10.875% Senior Subordinated Notes for a total redemption price of $65.1 million, including a redemption premium of $5.7 million and accrued and unpaid interest thereon of $1.6 million. The redemption premium of $5.7 million and the write-off of unamortized financing costs of $3.1 million associated with the early redemption of the 10.875% Senior Subordinated Notes resulted in an extraordinary loss of $5.3 million, net of taxes.


6.  CREDIT AGREEMENT

On August 8, 1997, the Company entered into a new agreement that modified certain terms of its then-existing senior credit agreement. The credit agreement previously provided for a $100.0 million term loan with scheduled principal payments through December 2002 and a $130.0 million revolving credit facility that matured in December 2002. The new agreement provides for a $275.0 million revolving credit facility that matures in August 2002. At the time this change became effective, $90.0 million of indebtedness outstanding under the term loan and $50.0 million under the revolving loan became revolving borrowings under the new agreement. The new agreement includes a $10.0 million sub-limit for swing line loans and a $140.0 million sub-limit for competitive bid loans. Borrowings under the new credit agreement bear interest at a floating rate based at the Company's option, upon (i) the Eurodollar rate (as defined in the agreement) plus an applicable percentage which is subject to change based on the Company's ratio of funded debt to EBITDA or (ii) the greater of the federal funds rate plus 0.5% or the prime rate.


7.  SHARES AND PER SHARE DATA

All shares and per share data have been adjusted to give retroactive effect to the 3.13943-for-1 stock split that occurred on May 6, 1997, as discussed in Note 4.

Because of the significance of the redemption and conversion into common stock of the Series A Preferred Stock (see Note 4) in connection with the initial public offering, historical income per share is not presented for the noted periods. Pro forma income per share amounts are based on the weighted average number of shares of common stock and common stock equivalents (employee stock options) outstanding during the period, after giving effect to the redemption and conversion into common stock of the Series A Preferred Stock assuming such redemption and conversion had occurred at the beginning of each period presented. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, all common stock and options to purchase common stock issued at prices below the initial public offering price per share during the twelve month period immediately preceding the initial filing date of the Company's registration statement for the offering have been included as outstanding for all periods presented (using the treasury stock method at the initial public offering price).


8.  SUPPLEMENTAL PRO FORMA RESULTS OF OPERATIONS

The supplemental pro forma results of operations data for the nine months ended September 30, 1996 is presented for purposes of additional analysis. It presents financial information assuming that the acquisition of the Predecessor from Westinghouse had taken place on January 1, 1996. Such pro forma results reflect the following adjustments: (i) Cost of sales and selling, general and administrative expenses have been increased by $552,000 and $369,000, respectively, to reflect the reclassification of allocated corporate expenses from Westinghouse. The reclassified allocated corporate expenses approximate the replacement cost to the Company for services formerly provided by Westinghouse to the Predecessor, including (a) benefit expense related to the adoption of various independent benefit plans comparable to Westinghouse benefit plans and (b) the cost of services required to replace specific activities formerly provided by Westinghouse to the Predecessor, including audit, tax, general ledger, accounts receivable, human resources, legal, insurance and data communications. (ii) Cost of sales has been increased by $801,000 to reflect increased depreciation resulting from the acquisition of the Predecessor from Westinghouse. (iii) Selling, general and administrative expenses have been increased by $414,000 to reflect increased depreciation and amortization resulting from the acquisition. (iv) The Westinghouse long-term incentive compensation of $47.9 million for the two months ended February 29, 1996 has been eliminated on a pro forma basis due to the amounts becoming payable, and for which the amounts payable were established and subsequently paid by Westinghouse, as a result of consummation of the acquisition. (v) Interest expense (including the amortization of deferred financing fees) has been increased by $6.7 million assuming the acquisition had been completed on January 1, 1996. Interest expense assumes a weighted average interest rate of 9.2%, which approximates the actual interest rate on the date of the acquisition on $424.1 million in average outstanding borrowings and amortization of deferred financing charges. If interest rates changed 1/8%, the pro forma adjustment for interest costs would have changed by approximately $88,000. (vi) Income tax expense has been increased by $16.1 million to reflect the assumed tax rate applied to the pro forma income.

The supplemental pro forma data does not purport to represent what the Company's results actually would have been if such events had occurred on January 1, 1996, nor does such information purport to project the results of the Company for any future periods. The unaudited pro forma financial information is based upon assumptions that the Company believes are reasonable.


9.  SUPPLEMENTAL PRO FORMA AS ADJUSTED DATA

The supplemental pro forma as adjusted data is included for purposes of additional analysis. It presents results of operations assuming that the initial public offering of the Company's common stock and the application of the net proceeds to the Company therefrom together with related borrowings under the Company's then-existing revolving credit facility occurred at the beginning of each period. Such pro forma as adjusted data does not reflect the 1997 extraordinary loss of $5.3 million, net of taxes, incurred as a result of the early redemption of a portion of the Company's 10.875% Senior Subordinated Notes. The supplemental pro forma as adjusted weighted average shares of common stock outstanding reflect the initial public offering of the Company's common stock and the redemption and conversion into common stock of the Series A Preferred Stock (see Note 4) as of the beginning of each period presented.

The supplemental pro forma as adjusted data reflects interest savings from the redemption of an aggregate principal amount of $57.8 million of the Company's 10.875% Senior Subordinated Notes, additional interest expense incurred on $11.6 million in related borrowings under the Company's then-existing revolving credit facility and related income tax effects. Interest expense (including the amortization of deferred financing fees) has been decreased by $1.4 million for the three months ended September 30, 1996 and has been decreased by $2.7 million and $4.3 million for the nine months ended September 30, 1997 and 1996, respectively. Interest adjustments are based on the actual interest rate of 10.875% for the Senior Subordinated Notes and a weighted average interest rate of 6.6% in 1997 and 8.25% in 1996 for the then-existing revolving credit facility. The weighted average interest rates approximate the actual interest rates for the period January 1, 1997 to May 8, 1997, the period preceding the initial public offering, and the ten month period ended December 31, 1996, respectively, for the Company's average outstanding borrowings under the then-existing senior credit facilities. Income tax expense has been increased by $561,000 for the three months ended September 30, 1996 and has been increased by $1.1 million and $1.7 million for the nine months ended September 30, 1997 and 1996, respectively, to reflect the assumed income tax effects of the interest expense adjustments.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

GENERAL

Knoll, Inc. (the Company) was formed as a result of the acquisition of the office furniture business unit (The Knoll Group, Inc. and related entities) of Westinghouse Electric Corporation (Westinghouse) on February 29, 1996. This "Management's Discussion and Analysis of Financial Condition and Results of Operations" has been prepared using the unaudited actual results for the three months ended September 30, 1997 and 1996, the unaudited actual results for the nine months ended September 30, 1997 and the unaudited supplemental pro forma results for the nine months ended September 30, 1996. The unaudited supplemental pro forma results of operations data for the nine months ended September 30, 1996 gives effect to the acquisition of The Knoll Group, Inc. and related entities from Westinghouse as if the acquisition occurred on January 1, 1996. This presentation provides information about the impact of the acquisition by showing how it might have affected historical financial statements if the acquisition had been consummated at such earlier time. Management believes that a comparison between actual results for the nine months ended September 30, 1997 and pro forma results for the nine months ended September 30, 1996 is more meaningful than a comparison between actual results for both periods due to the significance of the acquisition.

The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

COMPARISON OF THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1997 TO THIRD
 QUARTER AND PRO FORMA NINE MONTHS ENDED SEPTEMBER 30, 1996

Sales. Sales for the third quarter of 1997 were $208.4 million, an increase of $41.2 million, or 24.6%, from sales of $167.2 million for the third quarter of 1996. Sales for the first nine months of 1997 were $598.8 million, an increase of $126.8 million, or 26.9%, from sales of $472.0 million for the same period in 1996. Sales levels continue to benefit from product improvements, increased sales and marketing efforts and favorable industry dynamics.

Gross Profit. Gross profit was $83.7 million for the third quarter of 1997, an increase of $22.7 million, or 37.2%, from gross profit of $61.0 million for the third quarter of 1996. For the nine months ended September 30, 1997, gross profit was $237.9 million, an increase of $73.6 million, or 44.8%, from gross profit of $164.3 million for the same period in 1996. Gross profit as a percentage of sales increased to 40.2% for the third quarter of 1997 from 36.5% for the third quarter of 1996 and increased to 39.7% for the nine months ended September 30, 1997 from 34.8% for the same period in 1996. These increases were principally due to higher sales volume, better pricing in North America and continued worldwide factory operating cost improvements.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $44.7 million for the third quarter of 1997 and $135.3 million for the nine months ended September 30, 1997 compared to $38.3 million for the third quarter of 1996 and $107.4 million for the nine months ended September 30, 1996. These quarter and nine month increases of $6.4 million and $27.9 million, respectively, are primarily due to increased employee costs related to higher sales and profit levels in addition to increased expenses related to new product and technology initiatives. As a percentage of sales, the Company's selling, general and administrative expenses decreased to 21.4% for the third quarter of 1997 from 22.9% for the third quarter of 1996 and decreased to 22.6% for the nine months ended September 30, 1997 from 22.8% for the same period in 1996.

Operating Income. Operating income increased to $39.0 million for the third quarter of 1997, an increase of $16.2 million, or 71.1%, from $22.8 million for the third quarter of 1996. For the nine months ended September 30, 1997, operating income increased to $102.5 million, an increase of $45.6 million, or 80.1%, from $56.9 million for the same period in 1996. As noted above, these improvements were driven by higher sales volume, better pricing in North America, and factory cost improvements as well as continuing efficiencies gained from consolidation and centralization of administrative functions.

Interest Expense. Interest expense was $5.4 million for the third quarter of 1997 and $20.1 million for the nine months ended September 30, 1997 compared to $9.7 million and $30.7 million for the third quarter and the nine months ended September 30, 1996, respectively. The decreases in interest expense are primarily attributable to the overall reduction in debt and to lower interest rates associated with the Company's senior credit agreement, which was refinanced in December 1996.

Income Tax Expense. Income tax expense as a percentage of pre-tax income was 42.1% for the third quarter and 41.8% for the nine months ended September 30, 1997 compared to 42.9% and 42.0% for the third quarter and nine months ended September 30, 1996, respectively. These differences are primarily attributable to the changing quarterly mix of pre-tax income between countries in which the Company operates with differing effective tax rates.

Income per share of common stock. Net income for the third quarter of 1997 was $0.45 per share, an increase of 104.5% over the pro forma $0.22 per share earned for the third quarter of 1996. Pro forma income before extraordinary item per share for the nine months ended September 30, 1997 increased 177.3% to $1.22 per share from $0.44 per share for the nine months ended September 30, 1996.

Supplemental pro forma as adjusted net income and net income per share. Net income for the third quarter of 1997 was $19.5 million ($0.45 per share), an increase of $11.0 million ($0.25 per share), or 129.4%, compared to supplemental pro forma as adjusted net income of $8.5 million ($0.20 per share) for the third quarter of 1996. Supplemental pro forma as adjusted net income for the nine months ended September 30, 1997 was $49.7 million ($1.15 per share), an increase of $31.7 million ($0.74 per share), or 176.1%, compared to $18.0 million ($0.41 per share) for the same period of 1996. Supplemental pro forma as adjusted data reflects the sale of 8,480,000 shares of common stock by the Company in its initial public offering and the application of the net proceeds therefrom together with related borrowings under the Company's then-existing revolving credit facility as if such events occurred at the beginning of each period presented. Consequently, such results include interest savings from the early redemption of a portion of the Company's 10.875% Senior Subordinated Notes, additional interest expense for related borrowings under the Company's then-existing revolving credit facility and related income tax effects. Pro forma as adjusted results exclude the 1997 extraordinary loss of $5.3 million, net of taxes, incurred in connection with the early redemption of a portion of the 10.875% Senior Subordinated Notes.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1997, the Company generated cash flows from operations of $94.6 million. Cash provided by operations resulted primarily from earnings before depreciation, amortization and the extraordinary loss on early extinguishment of debt as well as positive cash flow from working capital.

The Company spent $15.1 million during the first nine months of 1997 for capital expenditures.

During the second quarter of 1997, the Company completed an initial public offering of its common stock, generating net proceeds of $133.5 million to the Company from its sale of 8,480,000 shares. The Company used the net proceeds, together with borrowings of $11.6 million under the Company's then-existing revolving credit facility, to redeem 800,000 shares of Series A 12% Participating Convertible Preferred Stock for $80.0 million and to redeem an aggregate principal amount of $57.8 million of the Company's 10.875% Senior Subordinated Notes for $65.1 million, which includes a redemption premium of $5.7 million and accrued and unpaid interest thereon of $1.6 million. In addition, the Company repaid $66.2 million of bank debt during the nine months ended September 30, 1997.

On August 8, 1997, the Company entered into a new agreement that modified certain terms of its then-existing senior credit agreement. The credit agreement previously provided for a $100.0 million term loan with scheduled principal payments through December 2002 and a $130.0 million revolving credit facility that matured in December 2002. The new agreement provides for a $275.0 million revolving credit facility that matures in August 2002. As of September 30, 1997, the Company had an aggregate of $163.2 million available for borrowing under its U.S. and European revolving credit facilities. The Company believes that internally generated cash flows together with borrowings under its revolving credit facilities will be sufficient to meet its cash needs for the next twelve months. The Company's debt instruments contain covenants that, among other things, restrict the Company's ability to incur additional indebtedness and pay dividends as well as require the maintenance of certain financial ratios.

BACKLOG

The Company's backlog of unfilled orders was $114.5 million at September 30, 1997 and $92.5 million at September 30, 1996. The Company expects to fill substantially all outstanding unfilled orders within the next twelve months. The Company manufactures substantially all of its products to order, and its average manufacturing lead time is approximately five weeks. As a result, backlog is not a significant factor used to predict the Company's long-term business prospects.

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

Certain portions of this Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the highly competitive nature of the market in which the Company competes, including the introduction of new products or pricing changes by the Company's competitors; risks associated with the Company's growth strategy, including the risk that the Company's introduction of new products will not achieve the same degree of success achieved historically by the Company's products; the Company's indebtedness, which requires a substantial portion of the Company's cash flow from operations to be dedicated to debt service, making such cash flow unavailable for other purposes, and which could limit the Company's flexibility in reacting to changes in its industry or economic conditions generally; the Company's dependence on key personnel; the ability of the Company to maintain its relationships with its dealers; the Company's reliance on its patents and other intellectual property; environmental laws and regulations, including those that may be enacted in the future, that affect the ownership and operation of the Company's manufacturing plants; risks relating to potential labor disruptions: fluctuations in foreign currency exchange rates; and fluctuations in industry revenues driven by a variety of macroeconomic factors, including white collar employment levels, corporate cash flows, and non-residential commercial construction, as well as by a variety of industry factors such as corporate reengineering and restructuring, technology demands, ergonomic, health and safety concerns and corporate relocations.

                          PART II -- OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES
------------------------------

SALES OF UNREGISTERED SECURITIES

Options to purchase 25,000 and 315,000 shares of common stock were granted to certain employees of the Company on October 22, 1997 and October 29, 1997, respectively, pursuant to the Knoll, Inc. 1997 Stock Incentive Plan. These options were issued at an exercise price of $33.125 per share and $28.50 per share, respectively, and vest over periods determined at their date of grant. Such grants were made in reliance on the exemption from registration pursuant to
Section 4(2) of the Securities Act.

RESTRICTIONS ON DIVIDENDS

The credit agreement governing the Company's revolving credit facility and the indenture relating to the Company's 10.875% Senior Subordinated Notes restrict the Company's ability to pay dividends to its stockholders. In addition, the current policy of the Company's Board of Directors is to retain earnings to finance the operations and expansion of the Company's business. Any future determination to pay dividends will depend on the Company's results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant by the Board of Directors.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

a.  Exhibits:

    10* Credit Agreement, dated as of August 8, 1997, by and among the Company, NationsBank, N.A., as Administrative Agent, The Chase Manhattan Bank, as Documentation Agent and other lending institutions.
    27  Financial Data Schedule.

b.  Current Reports on Form 8-K:

    The Company did not file any reports on Form 8-K during the three months ended September 30, 1997.

---------------
* Incorporated by reference to the Company's Registration Statement No. 333-36407 on Form S-1, which was filed on September 25, 1997 and subsequently withdrawn.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     KNOLL, INC.



Date:  November 13, 1997             By: /s/ Burton B. Staniar
                                         ---------------------
                                         BURTON B. STANIAR
                                         Chairman of the Board


Date:  November 13, 1997             By: /s/ Douglas J. Purdom
                                         ----------------------
                                         DOUGLAS J. PURDOM
                                         Senior Vice President and
                                         Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------



EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------

    10* Credit Agreement, dated as of August 8, 1997, by and among the Company, NationsBank, N.A., as Administrative Agent, The Chase Manhattan Bank, as Documentation Agent and other lending institutions.
    27   Financial Data Schedule.

---------------
* Incorporated by reference to the Company's Registration Statement No. 333-36407 on Form S-1, which was filed on September 25, 1997 and subsequently withdrawn.