Form 10-K
period 1997-12-31
KNOLL INC
filed 1998-03-31
CIK 1011570

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                  For the fiscal year ended December 31, 1997

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
                        Telephone Number (215) 679-7991

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

         TITLE OF EACH CLASS          NAME OF EXCHANGE ON WHICH REGISTERED
         -------------------          ------------------------------------
       Common Stock, par value            New York Stock Exchange, Inc.
       $0.01 per share

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of March 20, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of these shares on the New York Stock Exchange, Inc., was $642,512,243. Directors, executive officers and beneficial owners of 5% or more of the Registrant's stock are considered affiliates of the Registrant.

As of March 20, 1998, there were 43,404,474 shares of the Registrant's common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Shareholders' Meeting to be held on May 19, 1998 are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS


ITEM                                                                        PAGE
----                                                                        ----
                                  Part I

 1. Business...............................................................    1
 2. Properties.............................................................    7
 3. Legal Proceedings......................................................    7
 4. Submission of Matters to a Vote of Security Holders....................    7

                                 Part II

 5. Market for Registrant's Common Equity and Related Stockholder Matters..    8
 6. Selected Financial Data................................................    8
 7. Management's Discussion and Analysis of Financial Condition and Results
    of Operations..........................................................   11
 8. Financial Statements and Supplementary Data............................   18
 9. Changes in and Disagreements with Accountants on Accounting and Finan-
    cial Disclosure........................................................   18

                                 Part III

10. Directors and Executive Officers of the Registrant.....................   19
11. Executive Compensation.................................................   19
12. Security Ownership of Certain Beneficial Owners and Management.........   19
13. Certain Relationships and Related Transactions.........................   19

                                 Part IV

14. Exhibits, Financial Statement Schedules and Reports on Form 8-K........   20
Signatures.................................................................   22

                                    PART I

ITEM 1. BUSINESS

GENERAL

  Knoll, Inc., a Delaware corporation, is the successor by merger to the business and operations of The Knoll Group, Inc. and related entities ("The Knoll Group" or the "Predecessor"), which were acquired on February 29, 1996 (the "Acquisition") from Westinghouse Electric Corporation, currently known as CBS Corporation ("Westinghouse"). The Knoll Group was created by Westinghouse in 1989 and 1990, when it acquired The Shaw-Walker Company, Reff Inc. and Knoll International, Inc. and combined them with its Westinghouse Furniture Systems division.

  The Acquisition was completed by T.K.G. Acquisition Corp. ("TKG"), a corporation majority-owned by Warburg, Pincus Ventures, L.P. ("Warburg") and whose other stockholders were NationsBanc Investment Corp. and members of Knoll, Inc. management. In the Acquisition, a wholly owned subsidiary of TKG acquired all of the outstanding capital stock of The Knoll Group and was merged, together with The Knoll Group, Inc. into the principal operating company of The Knoll Group, which changed its name in the merger to "Knoll, Inc." On March 14, 1997, Knoll, Inc. was merged into TKG, which changed its name in the merger to "Knoll, Inc." Unless the context requires or specifies otherwise, the terms "Knoll" and the "Company" refer to Knoll, Inc., its subsidiaries and predecessor entities as a combined entity.

  The Company completed an initial public offering of its common stock during the second quarter of 1997. An aggregate of 9,200,000 shares, including 720,000 shares sold by a selling stockholder, were sold during May and June 1997 at $17.00 per share.

  The Company is engaged in the design, manufacture and distribution of office furniture products and accessories, focusing on the middle to high-end of the contract furniture market. The Company's principal executive offices are located at 1235 Water Street, East Greenville, Pennsylvania 18041, and its telephone number is (215) 679-7991.

  Except as otherwise indicated, the market and Company market share data contained in this Form 10-K are based on information from The Business and Institutional Furniture Manufacturer's Association ("BIFMA"), the United States ("U.S.") office furniture trade association. The Company believes that such data are considered within the industry to be the best available and generally are indicative of the Company's relative market share and competitive position.

INDUSTRY OVERVIEW

  The U.S. office furniture market consists of five major product categories: office systems, seating, storage, desks and casegoods and tables. The following table indicates the percentage of sales that each product category contributed to the estimated U.S. office furniture industry in 1997.

                                                             U.S.      % OF U.S.
   PRODUCT CATEGORY                                       MARKET SIZE   MARKET
   ----------------                                      ------------- ---------
                                                         (in billions)
   Office systems.......................................     $4.1        35.3%
   Seating..............................................      2.8        24.6
   Storage..............................................      1.6        13.8
   Desks and casegoods..................................      1.9        16.4
   Tables...............................................      0.7         6.5

  Office systems consist of movable panels, work surfaces and storage units, electrical distribution, lighting, organizing tools and freestanding components. These modular systems are popular with customers who require flexible space configurations or where many people share open floor space, as is common in modern office buildings. Both seating, ranging from executive desk chairs to task chairs and side chairs, and storage products, such as overhead shelving, file cabinets and desk pedestals (file cabinets that serve to support desks), are sold to users of office systems and also are sold separately to non-systems users. Desks and tables range from classic writing desks in private offices to conference and meeting room tables that can accommodate sophisticated technological demands.

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

PRODUCTS

  The Company offers a broad range of office furniture products and accessories that support the Company's strategy of being a one-stop source for quality office furniture. The Company's five basic product categories are as follows: (i) office systems, comprised mainly of the Reff, Morrison and Equity product lines; (ii) seating, including the Sapper, Bulldog, Parachute and SoHo chairs; (iii) storage solutions and filing cabinets, including the Calibre collection; (iv) desks and casegoods, including bookcases and credenzas; and
(v) tables. The Company has a KnollStudio collection that features its signature design classics, including high image side chairs, sofas, desks and tables for both office and home use. The Company also offers its own lines of textiles sold under the KnollTextiles brand, lines of leather products sold under the Spinneybeck name and a line of desk, office and computer accessories under the KnollExtra brand that complement its furniture products and are also sold to other manufacturers or with products manufactured by others.

  The following is a description of the Company's major product categories and lines:

 Office Systems

  The Company offers a complete line of systems products in order to meet the needs of a variety of organizations. Systems may be used for teamwork settings, private offices and open floor plans and are composed of adjustable partitions, work surfaces, storage cabinets and electrical and lighting systems that can be moved, re-configured and re-used within the office. Systems therefore offer a cost effective and flexible alternative to traditional drywall office construction. The Company has focused on this area of the office furniture industry because it is the largest category, typically provides attractive gross margins and often leads to repeat and add-on sales of additional systems, complementary furniture and furniture accessories. Office systems accounted for approximately 68.5% of the Company's sales in 1997, 66.7% of sales in 1996 and 68.2% of sales in 1995.

  The Company has developed two new office systems product lines, Currents and Dividends, that address new category segments and price points where the Company's current product offerings may be limited and where management believes that demand for quality products has been under-served. These products will be available for sale in the first half of 1998. The Company believes its brand identity, superior design and complementary product offerings give it a competitive advantage in launching new products.

 Seating

  The Company believes that the office seating market includes three major segments: the "appearance," "comfort" and "basic" segments. Key customer criteria in seating include superior ergonomics, aesthetics, comfort and quality, all of which the Company believes to be consistent with its strengths and reputation. The Company offers a complete line of seating in the appearance and comfort segments at various price, appearance, comfort and performance levels. The majority of sales in the U.S. seating market are made to the same customers as are the office systems sales.

 Storage Solutions and Filing Cabinets

  The Company offers a variety of storage options, as part of its Calibre collection, designed to be integrated with its office systems as well as with its and others' stand-alone furniture. These products consist of stand-alone metal filing, storage and desk products that integrate into and support the Company's systems sales. They also function as free-standing furniture in private offices or open-plan environments. In addition, these products enable the Company to sell products to businesses whose office furniture systems are provided by the Company's competitors.

 Desks and Casegoods

  The Company's collections of stand-alone wood furniture items, such as desks, bookshelves and credenzas, are available in a range of designs and price points. These products combine contemporary styling with sophisticated workplace solutions and attract a wide variety of customers, from those conducting large office reconfigurations to small retail purchasers.

 Tables

  The Company offers an innovative line of adjustable Interaction tables. Interaction tables are designed to be integrated into the Company's systems lines and to provide customers with ergonomically superior work surfaces. Additionally, these tables are often sold as stand-alone products to non-systems customers. The Company also offers an award winning line of Propeller meeting and conference tables that provide advanced wire management and technology support while offering sufficient flexibility to allow end users to reconfigure a meeting room quickly and easily to accommodate their specific needs.

 KnollStudio

  The Company's historically significant KnollStudio collection serves the design-conscious segment of the fine contract furniture market, providing the architect and design community and customers with sophisticated furniture for high-profile office and home uses. KnollStudio provides a marketing umbrella for the full range of the Company's office products and is recognized as the "design engine" of the Company. KnollStudio products, including a wide variety of chairs and sofas, as well as conference, training, side and dining tables, were created by many of this century's most prominent architects and designers, such as Ludwig Mies van der Rohe, Marcel Breuer, Eero Saarinen and Frank Gehry, for prestigious corporate and residential interiors. This line includes complete collections by individual designers as well as distinctive single items.

  Maya Lin, the internationally-known designer of the National Veterans Memorial in Washington, D.C., recently developed a signature collection of products for the KnollStudio line. The products are targeted for introduction in the second half of 1998, in conjunction with the celebration of the Company's 60th anniversary.

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

  KnollTextiles. KnollTextiles offers a wide range of coverings for walls, panels and seating. KnollTextiles was established in 1947 to develop high quality fabrics for Knoll furniture. These products allow the Company to distinguish its product offerings by providing specialty fabric options and flexibility in fabric selection and application. As it does with its furniture lines, the Company uses many independent designers to create its fabrics, which has helped it establish what management believes to be a unique reputation for textile design. Not only are KnollTextiles coverings applied to Knoll furniture, but they are also sold to customers for use on other manufacturers' products, thereby allowing the Company to benefit from its competitors' sales.

  Leather. Spinneybeck Enterprises, Inc., a wholly owned subsidiary of the Company, supplies quality upholstery leather to the Company, to other furniture manufacturers and to aviation, custom coach and boating manufacturers.

 European Products

  Knoll Europe has a broad product offering which allows customers to single-source a complete office environment, including certain products designed specifically for the European market. Knoll Europe's core product categories include: (i) office systems, including the Hannah Desking System and the recently introduced PL1 System, which are targeted to Northern Europe, the Alessandri System, which is targeted to the French market and the SoHo Desking System, which has broad market appeal; (ii) KnollStudio, which serves the image and design-oriented segment of the fine furniture market; (iii) seating, including a comprehensive range of chairs such as Sapper, Bulldog, and Parachute; and (iv) cabinets, which are designed to complement its systems products. The Company also sells its products designed and manufactured in North America to the international operations of its core North American customers.

PRODUCT DESIGN AND DEVELOPMENT

  Knoll's design philosophy is linked to its commitment to working with the world's preeminent designers to develop products that delight and inspire. The Company's collection of classic and current designs includes works by such internationally recognized architects and designers as Ludwig Mies van der Rohe, Marcel Breuer, Eero Saarinen, Harry Bertoia, Massimo Vignelli and Frank Gehry. Today, the Company continues to engage prominent outside architects and designers, such as Maya Lin, to create new products and product enhancements. By combining the creative vision of architects and designers with a corporate commitment to products which address changing business needs, the Company seeks to launch new offerings which achieve recognition in the architect and design community and generate strong demand among corporate customers.

  Since 1994, under the leadership of Carl G. Magnusson, the Company's Senior Vice President-Design, the Company has won over 20 design awards for its recent product introductions. An important part of the Company's product development capabilities is its responsiveness to customer needs and flexibility to handle customized manufacturing requests. In order to develop products across its product range, the Company works closely with independent designers from a number of industries. By utilizing these long-standing design relationships and listening to customers to analyze their needs, the Company has redesigned or enhanced virtually every product line since 1994 in order to better meet customer preferences.

SALES AND DISTRIBUTION

  Knoll's customers are typically Fortune 1000 companies. The Company employs approximately 320 direct sales representatives, who work closely with its approximately 230 independent dealers in North America to present the Company's products to prospective customers. The sales force, in conjunction with the dealer network, has close relationships with architects, designers and corporate facility managers, who often have a significant influence on product selection for large orders.

  In addition to coordinating sales efforts with the Company's sales representatives, the Company's dealers generally handle project management, installation and maintenance for the account after the initial product selection and sale. Although many of these dealers also carry products of other manufacturers, none of them acts as a dealer for the Company's principal direct competitors. The Company has not experienced significant turnover in its dealer network except at its own initiation, as the dealer's economic investment in learning all aspects of a particular manufacturer's product offerings and the value of the relationships the dealer forms with the Company and with customers discourage dealers from changing their vendor affiliations. The Company is not dependent on any one of its dealers, the largest of them accounting for less than 5.0% of the Company's North American sales in 1997. No single customer represented more than 3.0% of the Company's North American sales during 1997. However, a number of U.S. government agencies purchase the Company's products through multiple contracts with the General Services Administration ("GSA"). Sales to the GSA aggregated approximately 8.0% in 1997.

  In Europe, the Company sells its products in largely the same manner as it does in North America, through a direct sales force and a network of dealers, though each major European market has its own distinct characteristics. The European market accounted for approximately 6.9% of the Company's sales in 1997. In the Latin American and Asia-Pacific markets, which accounted for 1.8% of the Company's sales in 1997, the Company uses both dealers and independent licensees.

MANUFACTURING AND OPERATIONS

  The Company operates four manufacturing sites in North America, with plants located in East Greenville, Pennsylvania; Grand Rapids and Muskegon, Michigan; and Toronto, Canada. In addition, the Company has two plants in Italy: one in Foligno and one in Graffignana. All of the Company's plants are registered under ISO 9000, an internationally developed set of quality criteria for manufacturing companies.

RAW MATERIALS AND SUPPLIERS

  The Company's purchasing is centralized in its East Greenville facility. This centralization, in addition to close working relationships formed with its main suppliers, has enabled the Company to focus on achieving purchasing economies and "just-in-time" inventory practices. The Company utilizes steel, lumber, paper, paint, plastics, laminates, particleboard, veneers, glass, fabrics, leathers and upholstery filling material. Management currently maintains no long-term supply contracts and believes that the supply sources for these materials are adequate. The Company does not rely on any sole source suppliers for any of its raw materials, except for certain electrical products.

COMPETITION

  The office furniture market is highly competitive. Office furniture companies compete on the basis of (i) product design, including performance, ergonomic and aesthetic factors, (ii) product quality and durability, (iii) price (primarily in the middle and budget segments), (iv) on-time delivery and
(v) service and technical support. In the United States, where the Company had a 6.3% market share and derived approximately 88.5% of its sales in 1997, five companies (including the Company) represent approximately 60.2% of the market.

  Some of the Company's competitors, especially those in North America, are large and have significantly greater financial, marketing, manufacturing and technical resources than those of the Company. The Company's most significant competitors in its primary markets are Steelcase, Inc., Herman Miller, Inc., Haworth, Inc. and, to a lesser extent, HON Industries, Inc. These competitors have a substantial volume of furniture installed at businesses throughout the country, providing a continual source of demand for further products and enhancements. Moreover, the products of these competitors have strong acceptance in the marketplace. Although the Company believes that it has been able to compete successfully in its markets to date, there can be no assurance that it will be able to continue to do so in the future.

  The European market is highly fragmented, as the combined sales of the estimated top 50 manufacturers represent less than approximately 60.0% of the market. Based on the most recent publicly available trade information, the Company believes that no single company holds more than a 10.0% share of the European market.

PATENTS AND TRADEMARKS

  The Company has approximately 91 active United States utility patents on various components used in its products and systems and approximately 115 active United States design patents. The Company also has approximately 200 patents in various foreign countries. Knoll(R), The Knoll Group(R), KnollStudio(R), KnollExtra(R), Reff(TM), Bulldog(R), Calibre(R), Equity(R), Parachute(R), Good Design Is Good Business(R), Propeller(R) and SoHo(TM) are trademarks of the Company. The Company considers securing and protecting its intellectual property rights to be important to its business.

BACKLOG

  The Company's backlog of unfilled orders was $141.3 million at December 31, 1997 and $94.1 million at December 31, 1996. The Company expects to fill substantially all outstanding unfilled orders within the next twelve months. The Company manufactures substantially all of its products to order, and its average manufacturing time is approximately five weeks. As a result, backlog is not a significant factor used to predict the Company's long-term business prospects.

FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

  For information regarding foreign and domestic operations and export sales, refer to Note 23 (Business Segment and Geographical Region Information) of the Notes to the Consolidated Financial Statements beginning on page F-29.

ENVIRONMENTAL MATTERS

  The Company believes that it is substantially in compliance with all applicable laws and regulations for the protection of the environment and the health and safety of its employees based upon existing facts known to management. Compliance with federal, state, local and foreign environmental regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes and other related activities has had and will continue to have an impact on the operations of the Company, but has, since the formation of Knoll in 1990, been accomplished without having a material adverse effect on the operations of the Company. There can be no assurance that such regulations will not change in the future or that the Company will not incur material costs as a result of such regulations. While it is difficult to estimate the timing and ultimate costs to be incurred due to uncertainties about the status of laws, regulations and technology, management presently has no planned expenditures of significant amounts for future environmental compliance. The Company has trained staff responsible for monitoring compliance with environmental, health and safety requirements. The Company's goal is to reduce and, wherever possible, eliminate the creation of hazardous waste in its manufacturing processes.

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

EMPLOYEES

  As of February 28, 1998, the Company employed a total of 3,942 people, including 2,594 hourly and 1,348 salaried employees. The Grand Rapids, Michigan plant is the only unionized Company plant within the United States, with the Carpenters and Joiners of America-Local 1615 having a four-year contract expiring August 30, 1998. While management believes that relations with this union are positive, management cannot assure that it will be successful in reaching a new contract. Recently, there was an unsuccessful attempt to unionize employees at the Company's Muskegon, Michigan facility. The Company believes that relations with its employees in Muskegon and throughout North America are good. Nonetheless, it is possible that Company employees may attempt to unionize in the future. Certain workers in the Company's facilities in Italy are represented by unions. The Company has experienced brief work stoppages from time to time at the Company's plants in Italy, certain of which related to national or local issues. Such work stoppages have not materially affected the Company.

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

  The Company owns one approximately 500,000 square foot manufacturing facility in Grand Rapids, Michigan and one approximately 274,000 square foot plant in Muskegon, Michigan. The Company's plants in Toronto, Canada consist of one approximately 375,000 square foot owned building and two leased properties aggregating approximately 230,000 square feet. The Company is in the process of expanding its manufacturing facilities in Muskegon, Michigan and Toronto, Canada by approximately 60,000 square feet and 32,000 square feet, respectively.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the three months ended December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION AND DIVIDEND POLICY

  The Company's common stock, par value $0.01 per share (the "Common Stock") is traded on the New York Stock Exchange, Inc. ("NYSE"). The Common Stock has been listed on the NYSE since May 9, 1997, the date of the Company's initial public offering. The following table sets forth, for the periods indicated, high and low closing sales prices for the Common Stock as reported by the NYSE.

   1997                                                          HIGH      LOW
   ----                                                        --------- -------
   Second quarter (commencing May 9, 1997).................... $23 3/4   $17 1/4
   Third quarter..............................................  33 15/16  22 7/8
   Fourth quarter.............................................  34 3/16   25 3/8

  The closing price of the Company's Common Stock was $41 1/8 on March 20, 1998. As of such date, there were approximately 3,600 holders of record of the Common Stock.

  The Company has not paid a cash dividend on its Common Stock since the Acquisition, and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. The current policy of the Company's Board of Directors is to retain earnings to finance the operations and expansion of the Company's business. In addition, the Company's credit agreement and indenture (the "Indenture") relating to the Company's 10.875% Senior Subordinated Notes (the "Senior Subordinated Notes") limit the Company's ability to pay dividends to its stockholders. Any future determination to pay dividends will depend on the Company's results of operations, financial condition, capital requirements, contractual limitations and other factors deemed relevant by the Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

  Options to purchase 10,000 shares of Common Stock were granted to an employee of the Company on January 5, 1998 pursuant to the Knoll, Inc. 1997 Stock Incentive Plan. These options were granted at an exercise price of $33.375 and vest over periods determined at their date of grant. Such grants were made in reliance on the exemption from registration pursuant to Section 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

  The following table presents (i) selected historical consolidated financial information of the Predecessor, as of the dates and for the periods indicated,
(ii) selected historical consolidated financial information of the Company, as of the dates and for the periods indicated and (iii) summary pro forma consolidated financial information of the Company, for the periods indicated, after giving effect to the events described in the notes below. The historical consolidated financial information for each of the three years in the period ended December 31, 1995 has been derived from the Predecessor's financial statements, which have been audited by Price Waterhouse LLP. The historical consolidated financial information for the two-month period ended February 29, 1996 has been derived from the Predecessor's financial statements which have been audited by Ernst & Young LLP. The historical consolidated financial information for the ten-month period ended December 31, 1996 and the year ended December 31, 1997 has been derived from the Company's financial statements which have been audited by Ernst & Young LLP. The summary pro forma information does not purport to represent what the Company's results actually would have been if such events had occurred at the dates indicated, nor does such information purport to project the results of the Company for any future period. The selected financial information should be read in conjunction with
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data."

                                        PREDECESSOR                  |                 THE COMPANY
                          -------------------------------------------|---------------------------------------------
                                                                     |                               PRO FORMA
                                                          TWO MONTHS | TEN MONTHS      YEAR         YEAR ENDED
                            YEAR ENDED DECEMBER 31,         ENDED    |   ENDED        ENDED        DECEMBER 31,
                          -----------------------------  FEBRUARY 29,|DECEMBER 31, DECEMBER 31, -------------------
                            1993      1994       1995        1996    |    1996         1997     1996(1)(2) 1997(2)
                          --------  ---------  --------  ------------|------------ ------------ ---------- --------
                                       (IN THOUSANDS)                |    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                     |
OPERATING DATA                                                       |
Total sales.............  $508,383  $ 562,869  $620,892   $  90,232  |  $561,534     $810,857    $651,766  $810,857
Cost of sales(3)........   376,875    410,104   417,632      59,714  |   358,841      489,962     419,908   489,962
                          --------  ---------  --------   ---------  |  --------     --------    --------  --------
Gross profit............   131,508    152,765   203,260      30,518  |   202,693      320,895     231,858   320,895
Provision for                                                        |
 restructuring..........     6,165     29,180       --          --   |       --           --          --        --
Selling, general and                                                 |
 administrative                                                      |
 expenses(4)............   163,015    167,238   138,527      21,256  |   131,349      183,018     153,388   183,018
Westinghouse long-term                                               |
 incentive                                                           |
 compensation(5)........       --         --        --       47,900  |       --           --          --        --
Allocated corporate                                                  |
 expenses(3)(4).........     4,899      5,881     9,528         921  |       --           --          --        --
                          --------  ---------  --------   ---------  |  --------     --------    --------  --------
Operating income (loss).   (42,571)   (49,534)   55,205     (39,559) |    71,344      137,877      78,470   137,877
Interest expense........     3,301      3,225     1,430         340  |    32,952       25,075      34,359    22,373
Other income (expense),                                              |
 net....................     2,082        699    (1,597)       (296) |       447        1,667         151     1,667
                          --------  ---------  --------   ---------  |  --------     --------    --------  --------
Income (loss) before                                                 |
 income tax expense                                                  |
 (benefit), cumulative                                               |
 effect of changes in                                                |
 accounting principles                                               |
 and extraordinary item.   (43,790)   (52,060)   52,178     (40,195) |    38,839      114,469      44,262   117,171
Income tax expense                                                   |
 (benefit)..............    (3,571)     7,713    22,846     (16,107) |    16,844       48,026      19,094    49,096
                          --------  ---------  --------   ---------  |  --------     --------    --------  --------
Income (loss) before                                                 |
 cumulative effect of                                                |
 changes in accounting                                               |
 principles and                                                      |
 extraordinary item.....   (40,219)   (59,773)   29,332     (24,088) |    21,995       66,443      25,168    68,075
Cumulative effect of                                                 |
 changes in accounting                                               |
 principles.............    (1,118)       --        --          --   |       --           --          --        --
                          --------  ---------  --------   ---------  |  --------     --------    --------  --------
Income (loss) before                                                 |
 extraordinary item.....   (41,337)   (59,773)   29,332     (24,088) |    21,995       66,443      25,168    68,075
Extraordinary loss on                                                |
 early extinguishment of                                             |
 debt, net of taxes(6)..       --         --        --          --   |     5,159        5,337         --        --
                          --------  ---------  --------   ---------  |  --------     --------    --------  --------
Net income (loss)(6)....  $(41,337) $ (59,773) $ 29,332   $ (24,088) |  $ 16,836     $ 61,106    $ 25,168  $ 68,075
                          ========  =========  ========   =========  |  ========     ========    ========  ========
Pro forma income before                                              |
 extraordinary item per                                              |
 share of Common                                                     |
 Stock(7):                                                           |
 Basic..................                                             |  $   0.71     $   1.78    $   0.64  $   1.69
 Diluted................                                             |  $   0.63     $   1.64    $   0.58  $   1.57
Pro forma net income per                                             |
 share of Common                                                     |
 Stock(6)(7):                                                        |
 Basic..................                                             |  $   0.54     $   1.64    $   0.64  $   1.69
 Diluted................                                             |  $   0.48     $   1.51    $   0.58  $   1.57
Pro forma weighted                                                   |
 average shares of                                                   |
 Common Stock(7):                                                    |
 Basic..................                                             |    31,040       37,284      39,520    40,287
 Diluted................                                             |    34,701       40,398      43,181    43,400

                                          PREDECESSOR        |   THE COMPANY
                                   --------------------------|-----------------
                                          DECEMBER 31,       |  DECEMBER 31,
                                   --------------------------|-----------------
                                     1993     1994     1995  |  1996     1997
                                   -------- -------- --------|-------- --------
                                         (IN THOUSANDS)      | (IN THOUSANDS)
                                                             |
BALANCE SHEET DATA                                           |
Working capital................... $ 41,933 $ 22,898 $ 82,698|$ 64,754 $ 65,553
Total assets......................  691,043  705,316  656,710| 675,712  680,859
Total long-term debt, including                              |
 current portion..................   15,204   12,451    3,538| 354,154  207,029
Total liabilities.................  205,104  247,310  176,259| 497,908  392,570
Stockholders' equity..............  485,939  458,006  480,451| 177,804  288,289

--------
(1) Reflects summary pro forma financial information of the Company derived from the financial statements and notes thereto included elsewhere in this Form 10-K, adjusted to reflect the completion of the Acquisition, the application of the net proceeds of $160,000 from the sale of capital stock of the Company and related borrowings of $260,000 and $165,000 under the Company's then-existing credit agreement and the Company's Senior Subordinated Notes, respectively, as if such events occurred at the beginning of the period.
(2) Reflects summary pro forma financial information of the Company derived from the financial statements and notes thereto included elsewhere in this Form 10-K, adjusted to reflect (i) the completion of the Company's initial public offering, (ii) the application of the net proceeds to the Company of $133,440 therefrom, together with borrowings of $11,673 under the Company's then-existing revolving credit facility, for the redemption of 800,000 shares of Series A 12.0% Participating Convertible Preferred Stock ("Series A Preferred Stock") for an aggregate redemption price of $80,000 in cash and 11,749,361 shares of Common Stock and for the redemption of an aggregate principal amount of $57,750 of the Senior Subordinated Notes for a total redemption price of $65,113 (including a redemption premium of $5,775 and accrued and unpaid interest thereon of $1,558) and (iii) the conversion of the remaining 802,998 shares of Series A Preferred Stock into 15,691,558 shares of Common Stock as if such events occurred at the beginning of the respective periods.
(3) Pro forma 1996 cost of sales has been increased by (i) $801 to reflect an increase in amortization and depreciation resulting from the Acquisition and (ii) $552 to reflect the reclassification of a portion of allocated corporate expenses. The reclassified allocated corporate expenses approximate the replacement cost to the Company for services formerly provided by Westinghouse to the Predecessor, including (i) benefit expense related to the adoption of various independent benefit plans comparable to Westinghouse benefit plans and (ii) the cost of services required to replace specific activities formerly provided by Westinghouse to the Predecessor, including audit, tax, general ledger, accounts receivable, human resources, legal, insurance and data communications.
(4) Pro forma 1996 selling, general and administrative expenses have been increased by (i) $369 to reflect the reclassification of allocated corporate expenses which approximate the replacement cost to the Company (described above in note 3) and (ii) $414 to reflect an increase in amortization and depreciation resulting from the Acquisition.
(5) Westinghouse long-term incentive compensation has been eliminated in pro forma 1996. Such compensation became payable from Westinghouse, and the amounts payable were established, as a result of consummation of the Acquisition.
(6) The pro forma 1996 operating data presented does not include the $5,159 extraordinary loss on early extinguishment of debt, net of taxes. In addition, the pro forma operating data for the years ended December 31, 1996 and 1997 does not include an extraordinary loss of $5,337, net of taxes, associated with the early redemption of a portion of the Senior Subordinated Notes in connection with the initial public offering.
(7) Because of the redemption and conversion into Common Stock of the Series A Preferred Stock upon consummation of the Company's initial public offering, historical net income (loss) per share is not presented herein. Pro forma income per share amounts are based on the weighted average number of shares of Common Stock and potentially dilutive securities (nonvested stock grants and employee stock options) outstanding during the period, after giving effect to the redemption and conversion into Common Stock of the Series A Preferred Stock assuming the redemption and conversion had occurred at the beginning of the periods presented. See
    Note 2 to the financial statements included elsewhere in this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with Item 8, "Financial Statements and Supplementary Data."

OVERVIEW

  Knoll, Inc. and its subsidiaries are engaged in the design, manufacture and sale of office furniture products and accessories, focusing on the middle to high-end segments of the contract furniture market. The Company was formed on February 29, 1996 as a result of the acquisition of the office furniture business unit (The Knoll Group, Inc. and related entities) of Westinghouse.

  The Company's current management initiated a turnaround program in 1994 that has led to significant growth and a dramatic improvement in operating and financial performance. The turnaround initiatives included:

  . Centralizing administrative functions, simplifying manufacturing processes, consolidating purchasing activities and selling and consolidating manufacturing facilities.
  . Focusing on product line management to enhance each product's profitability and market potential.
  . Retraining the Company's sales force to focus on sales growth and profitability.
  .  Introducing new products to better respond to customer needs.
  .  Realigning management incentives.
  .  Restructuring and centralizing the European business.

  As a result of the implementation of the turnaround program and favorable industry dynamics, operating performance improved significantly from 1995 to 1997. Sales increased from $620.9 million in 1995 to $810.9 million in 1997. Gross margins increased from 31.5% in 1995, on a pro forma basis, to 39.6% in 1997. Operating margins increased from 7.9% in 1995, on a pro forma basis, to 17.0% in 1997. The Company's improved operating and financial results allowed it in 1996 to prepay $72.0 million under its then-existing credit facilities and refinance such facilities on more favorable terms. In addition, in 1997, the Company was able to reduce its debt by $147.1 million and enter into a new credit agreement with more favorable terms.

  The Company believes that its recent sales growth exceeded industry growth as a whole and believes that it is well-positioned for continued growth in sales and profitability. The Company intends to pursue growth by introducing new products in the office systems category, where the Company is already a recognized leader, and in other product categories where the Company's market share could be increased by leveraging the Company's design expertise and brand awareness. The Company estimates that its share of the 1997 U.S. office furniture market was 12.1% for office systems, 2.1% for seating, 2.3% for storage, 1.2% for desks and casegoods and 1.8% for tables. Such percentages do not include sales of KnollStudio, KnollExtra, KnollTextiles and Spinneybeck. The following table describes the estimated 1997 U.S. office furniture market sales by category.

                                                             U.S.      % OF U.S.
   PRODUCT CATEGORY                                       MARKET SIZE   MARKET
   ----------------                                      ------------- ---------
                                                         (IN BILLIONS)
   Office systems.......................................     $4.1        35.3%
   Seating..............................................      2.8        24.6
   Storage..............................................      1.6        13.8
   Desks and casegoods..................................      1.9        16.4
   Tables...............................................      0.7         6.5

  In addition, the Company had sales in Canada and Europe of approximately $93.5 million in 1997. European sales are primarily in the United Kingdom, Germany, France, Belgium and Italy.

RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO PRO FORMA YEAR ENDED DECEMBER 31, 1996

  Total sales. Total sales were $810.9 million for the year ended December 31, 1997, an increase of $159.1 million, or 24.4%, from $651.8 million for the year ended December 31, 1996. The sales growth resulted from increased volume across all product categories, with the largest increase coming from the sales of office systems, which represented approximately 68.5% of the Company's sales in 1997. Sales levels continued to benefit from continued product improvements, increased sales and marketing efforts and favorable industry dynamics.

  Gross profit. Gross profit was $320.9 million for the year ended December 31, 1997, increasing $89.0 million, or 38.4%, from gross profit of $231.9 million for the year ended December 31, 1996. Gross profit as a percentage of sales increased to 39.6% for the year ended December 31, 1997, from 35.6% for the previous year. These increases were principally due to higher sales volumes, better pricing in North America and continued cost improvements in the Company's manufacturing plants.

  Selling, general and administrative expenses. Selling, general and administrative expenses were $183.0 million for the year ended December 31, 1997, increasing $29.6 million, or 19.3%, from $153.4 million for the year ended December 31, 1996. This increase was primarily due to incremental employee costs related to higher sales and profit levels in addition to increased expenses related to new product and technology initiatives. As a percentage of sales, the Company's selling, general and administrative expenses decreased to 22.6% for the year ended December 31, 1997 from 23.5% for the year ended December 31, 1996.

  Operating income. Operating income increased $59.4 million, or 75.7%, to $137.9 million for the year ended December 31, 1997 from $78.5 million for the year ended December 31, 1996. As a percentage of sales, operating income increased to 17.0% for the year ended December 31, 1997 from 12.0% for the same period in 1996. This improvement was driven by higher sales volumes, improved gross margins and continued cost improvements.

  Interest expense. Interest expense was $25.1 million for the year ended December 31, 1997 compared to $40.0 million for the year ended December 31, 1996. The decrease in interest expense is primarily attributable to the overall reduction of debt as well as lower interest rates associated with the refinancing of the Company's previously existing senior credit agreement in December 1996.

  Income tax expense. Income tax expense as a percentage of pre-tax income was 42.0% for the year ended December 31, 1997 compared to 43.7% for the year ended December 31, 1996. The decrease in the effective tax rate is primarily attributable to the changing mix of pre-tax income between countries in which the Company operates with differing effective tax rates and the reduced effect, in 1997, of non-deductible goodwill amortization.

  Extraordinary item. For the year ended December 31, 1997, there was an extraordinary charge of $5.3 million, net of a tax benefit of $3.5 million, related to the early redemption of an aggregate principal amount of $57.8 million of the Company's Senior Subordinated Notes. The extraordinary loss consisted of a $5.7 million premium paid and $3.1 million of unamortized financing costs written-off in connection with the redemption. The Company also recorded an extraordinary loss of $5.2 million, net of a tax benefit of $3.3 million, in 1996 following the refinancing of the Company's previously existing credit agreement. This extraordinary loss consisted of the write-off of unamortized financing costs related to the refinanced debt.

  Pro forma earnings per share. Pro forma income before extraordinary item per share for the year ended December 31, 1997 increased 160.3% to $1.64 per share diluted from $0.63 per share diluted for the year ended December 31, 1996.

  Pro forma net income and net income per share as adjusted for the initial public offering (unaudited supplemental information). Supplemental pro forma as adjusted net income for the year ended December 31,

1997 was $68.1 million ($1.57 per share diluted), an increase of $42.9 million ($0.99 per share diluted), or 170.2%, compared to $25.2 million ($0.58 per share diluted) for the year ended December 31, 1996. Supplemental pro forma as adjusted data reflects the sale of 8,480,000 shares of Common Stock by the Company in its initial public offering and the application of the net proceeds therefrom together with related borrowings under the Company's then-existing revolving credit facility as if such events occurred at the beginning of each period presented. Consequently, such results include interest savings from the early redemption of a portion of the Company's Senior Subordinated Notes, additional interest expense for related borrowings under the Company's then-existing revolving credit facility and related income tax effects. Pro forma as adjusted results do not reflect extraordinary losses of $5.3 million and $5.2 million, net of taxes, incurred in 1997 and 1996, respectively, in connection with the early redemption of debt.

COMPARISON OF PRO FORMA YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995

  Total sales. Total sales were $651.8 million for the year ended December 31, 1996, an increase of $30.9 million, or 5.0%, from $620.9 million for the year ended December 31, 1995. The sales growth resulted from price increases (an average of 2.4% over 1995) and increased volume across all North American product categories, and was partially offset by the elimination of certain lower profit product lines and contracts during 1995. Sales of office systems grew $27.8 million, or 6.0%, while sales of the Company's specialty products (KnollStudio, KnollExtra, KnollTextiles and Spinneybeck) and seating grew $10.4 million, or 10.8%, and $3.1 million, or 5.7%, respectively. This growth is attributable to product enhancements in all categories as well as continued growth from new product introductions. The 1996 sales increase of continued product was $41.3 million (6.8%), as 1995 sales included lower profit discontinued product sales of $10.4 million.

  Gross profit. Gross profit was $231.9 million for the year ended December 31, 1996, an increase of $28.6 million, or 14.1%, from gross profit of $203.3 million for the year ended December 31, 1995. Gross profit as a percentage of sales increased to 35.6% for the year ended December 31, 1996 from 32.7% for the previous year. The actual gross margin generated by the Predecessor for the year ended December 31, 1995 is not comparable to the pro forma gross margin generated by the Company for the year ended December 31, 1996. Several factors affect the comparability of these amounts. Approximately $3.1 million of costs included in 1996 pro forma cost of sales were included in allocated corporate expenses in the 1995 historical statement of operations. These costs were related to the adoption of various independent employee benefit plans comparable to Westinghouse benefit plans. In addition, $4.2 million of depreciation expense related directly to the Acquisition is included in 1996 pro forma cost of sales. These increased depreciation costs were not incurred during 1995. However, the above noted factors affecting comparability were more than offset by improvements in operating results experienced by the Company. These increases were principally due to the higher sales volumes in North America, better pricing, discontinuance of unprofitable products, continued factory operating cost improvements, consolidation of European operations and other fixed cost reductions.

  Selling, general and administrative expenses. Selling, general and administrative expenses were $153.4 million for the year ended December 31, 1996, up $14.9 million, or 10.8%, from the year ended December 31, 1995. Actual selling, general and administrative expenses incurred by the Predecessor for the year ended December 31, 1995 are not comparable to the pro forma selling, general and administrative expenses incurred by the Company for the year ended December 31, 1996. Several factors affect the comparability of these amounts. Approximately $2.5 million of costs were incurred in 1996 to replace employee benefit plans and other services (audit, tax, general ledger, accounts receivable, human resources and legal) that were provided by Westinghouse prior to the Acquisition. These costs were included in allocated corporate expenses in the 1995 historical statement of operations. In addition, increased depreciation and amortization costs totaling $1.6 million resulting from the Acquisition are included in 1996 pro forma selling, general and administrative expenses. These increased depreciation and amortization costs were not incurred during 1995. In addition to the above noted factors affecting comparability, selling, general and administrative expenses increased by $10.8 million primarily due to increased sales incentive compensation and employee benefits related to higher sales volumes in North America and expenses related to new product and technology initiatives, partially offset by savings resulting from showroom consolidations in Germany, Italy and Belgium along with the centralization of administrative functions in Europe. As a percentage of sales, the Company's selling, general and administrative expenses were 23.6% for the year ended December 31, 1996 and 22.3% for the year ended December 31, 1995.

  Allocated corporate expenses. Allocated corporate expenses of $9.5 million in 1995 include (i) Westinghouse overhead charges for Westinghouse executive management and corporate legal, environmental, audit, tax, treasury and other related services and (ii) incentive compensation payable to Knoll management under Westinghouse long-term incentive plans. These allocated corporate expenses, with the exception of incentive compensation, were payable by Westinghouse and allocated to Knoll primarily based on sales. The 1996 pro forma results do not include a $47.9 million charge to operations for the 1996 payment of awards to certain members of management of the Company pursuant to a long-term incentive plan established by Westinghouse. The plan provided for the payment of awards at the end of a five-year period based on the achievement of certain performance goals set by Westinghouse's board of directors. As a result of consummation of the Acquisition, the payment of awards was accelerated pursuant to the terms of the plan. The Company has not implemented an incentive plan similar to the Westinghouse plan and does not expect such compensation to be payable in future periods.

  Operating income. Operating income increased to $78.5 million for the year ended December 31, 1996 from $55.2 million for the year ended December 31, 1995. As a percentage of sales, operating income increased to 12.0% for the year ended December 31, 1996 from 8.9% for the same period in 1995. As noted above, these improvements were driven by higher sales volumes, better pricing, discontinuance of lower profit product lines, factory cost improvements and efficiencies gained from consolidation and centralization of administrative functions.

  Interest expense. Interest expense increased $38.6 million to $40.0 million for the year ended December 31, 1996. This increase is attributable to the debt incurred by the Company in connection with the Acquisition. This debt consisted of $165.0 million of the Company's Senior Subordinated Notes and $260.0 million of borrowings under the Company's then-existing credit facilities.

  Income tax expense. Income tax expense for the years ended December 31, 1996 and 1995 was 43.8% of pre-tax income.

  Extraordinary item. For the year ended December 31, 1996, there was an extraordinary charge of $5.2 million, net of a tax benefit of $3.3 million, relating to the write-off of unamortized financing costs following the refinancing of the Company's previously existing credit agreement.

COMPARISON OF PRO FORMA YEAR ENDED DECEMBER 31, 1996 TO PRO FORMA YEAR ENDED DECEMBER 31, 1995

  Because the Company was formed as a result of the Acquisition on February 29, 1996, the following discussion refers to the pro forma results of operations for the years ended December 31, 1996 and 1995 as presented in Note 3 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

  Total sales. Total sales were $651.8 million for the year ended December 31, 1996, an increase of $30.9 million, or 5.0%, from $620.9 million for the year ended December 31, 1995. The sales growth resulted from price increases (an average of 2.4% over 1995) and increased volume across all North American product categories, and was partially offset by the elimination of certain lower profit product lines and contracts during 1995. Sales of office systems grew $27.8 million, or 6.0%, while sales of the Company's specialty products (KnollStudio, KnollExtra, KnollTextiles and Spinneybeck) and seating grew $10.4 million, or 10.8%, and $3.1 million or, 5.7%, respectively. This growth is attributable to product enhancements in all categories as well as continued growth from new product introductions. The 1996 sales increase of continued product was $41.3 million, or 6.8%, as 1995 sales included lower profit discontinued product sales of $10.4 million.

  Gross profit. Gross profit was $231.9 million for the year ended December 31, 1996, an increase of $36.3 million, or 18.6%, from gross profit of $195.6 million for the year ended December 31, 1995. Gross profit as a percentage of sales increased to 35.6% for the year ended December 31, 1996 from 31.5% for the previous year. These increases were principally due to the higher sales volumes in North America, better pricing, discontinuance of unprofitable products, continued factory operating cost improvements, consolidation of European operations and other fixed cost reductions.

  Selling, general and administrative expenses. Selling, general and administrative expenses were $153.4 million for the year ended December 31, 1996, up $10.8 million, or 7.6%, from the year ended December 31, 1995. The increase was primarily due to increased sales incentive compensation and employee benefits related to higher sales volumes in North America and expenses related to new product and technology initiatives, partially offset by savings resulting from showroom consolidations in Germany, Italy and Belgium along with the centralization of administrative functions in Europe. As a percentage of sales, the Company's selling, general and administrative expenses were 23.6% for the year ended December 31, 1996 and 23.0% for the year ended December 31, 1995.

  Allocated corporate expenses. Allocated corporate expenses of $4.0 million in 1995 represents incentive compensation payable to Knoll management under Westinghouse long-term incentive plans.

  Operating income. Operating income increased to $78.5 million for the year ended December 31, 1996 from $49.0 million for the year ended December 31, 1995. As a percentage of sales, operating income increased to 12.0% for the year ended December 31, 1996 from 7.9% for the same period in 1995. As noted above, these improvements were driven by higher sales volumes, better pricing, discontinuance of lower profit product lines, factory cost improvements and efficiencies gained from consolidation and centralization of administrative functions.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's free cash flow has historically been used to fund capital expenditures, working capital requirements and debt service. Following the Acquisition on February 29, 1996, the Company's interest expense and cash requirements significantly increased as a direct result of interest associated with borrowings under the Company's credit facilities and the Senior Subordinated Notes, as well as scheduled principal payments of previously existing term loans under the Company's previously existing credit facilities.

  In May 1997, the Company completed an initial public offering, generating net proceeds to the Company of $133.4 million from its sale of 8,480,000 shares of Common Stock. The Company used the net proceeds together with borrowings of $11.7 million under the Company's then-existing revolving credit facility to redeem 800,000 shares of Series A Preferred Stock for $80.0 million and to redeem an aggregate principal amount of $57.8 million of the Company's Senior Subordinated Notes for $65.1 million (including a redemption premium of $5.7 million and accrued and unpaid interest thereon of $1.6 million). In addition to the redemption of a portion of the Senior Subordinated Notes, the Company repaid $89.2 million of bank debt during the year ended December 31, 1997.

  On August 8, 1997, the Company entered into a new agreement that modified certain terms of its then-existing senior credit agreement. The credit agreement previously provided for a $100.0 million term loan with scheduled principal payments through December 2002 and a $130.0 million revolving credit facility that matured in December 2002. The new agreement provides for a $275.0 million revolving credit facility that matures in August 2002. Borrowings under the new agreement bear interest at a floating rate based, at the Company's option, upon (i) the Eurodollar rate (as defined therein) plus an applicable percentage which is subject to change based on the Company's ratio of funded debt to EBITDA or (ii) the greater of the federal funds rate plus 0.5% or the prime rate. The new credit agreement contains restrictive covenants, financial covenants and events of default. Among other things, the restrictive covenants limit the Company's ability to incur additional indebtedness, pay dividends, make investments, grant liens and engage in certain other activities. As of December 31, 1997, the Company had an aggregate of $174.6 million available for borrowing under its revolving credit facility.

  In addition to the revolving credit facility, the Company had outstanding as of December 31, 1997, $107.2 million aggregate principal amount of its Senior Subordinated Notes, which were issued in connection with the Acquisition in the original aggregate principal amount of $165.0 million. The Senior Subordinated Notes are subordinated to all existing and future senior indebtedness of the Company, including all indebtedness under the revolving credit facility. The Indenture governing the terms of the Senior Subordinated Notes imposes certain restrictions on the Company and its subsidiaries, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens and engage in certain other activities. The Senior Subordinated Notes may be required to be purchased by the Company upon a change of control (as defined in the Indenture) and in certain circumstances with the proceeds of asset sales. The Senior Subordinated Notes are redeemable at the option of the Company at any time after March 15, 2001, initially at 105.438% of their principal amount at maturity, plus accrued interest, declining to 100.0% of their principal amount at maturity, plus accrued interest, on or after March 15, 2004.

  The Company's foreign subsidiaries maintain local credit facilities to provide credit for overdraft, working capital and other purposes. As of December 31, 1997, the Company's total credit available under such facilities was approximately $11.9 million, of which none had been utilized. The Company believes that it is currently in compliance with all terms of its indebtedness and that it has been in such compliance since the Acquisition.

  Cash provided by (used in) operating activities totaled $135.3 million in 1997, $89.5 million for the ten months ended December 31, 1996, $(54.0) million for the two months ended February 29, 1996 and $51.9 million in 1995. Cash provided by operations resulted primarily from earnings before depreciation, amortization and extraordinary losses on the early extinguishment of debt, as well as positive cash flow from working capital for the year ended December 31, 1997 and the ten months ended December 31, 1996.

  Cash used in investing activities totaled $32.9 million in 1997 and was primarily comprised of capital expenditures. Cash used in investing activities totaled $594.8 million for the ten months ended December 31, 1996 and was primarily comprised of the acquisition of the Company from Westinghouse ($579.8 million) and capital expenditures. Cash used in investing activities totaled $2.3 million for the two months ended February 29, 1996 and $19.0 million in 1995 and was primarily comprised of capital expenditures by the Company. Capital expenditures totaled $ 33.1 million in 1997, $15.3 million for the ten months ended December 31, 1996, $2.3 million for the two months ended February 29, 1996 and $19.3 million in 1995. Capital expenditures have primarily been for new manufacturing equipment and information systems. The Company estimates that capital expenditures will be approximately $35.0 million in 1998.

  Cash provided by (used in) financing activities totaled $(99.2) million for the year ended December 31, 1997, $511.8 million for the ten months ended December 31, 1996, $57.0 million for the two months ended February 29, 1996 and $(36.8) million for the year ended December 31, 1995. The $99.2 million used by the Company during 1997 includes $80.0 million for the redemption of 800,000 shares of Series A Preferred Stock, $63.5 million for the redemption of $57.8 million of the Company's Senior Subordinated Notes (including an early redemption premium of $5.7 million) and $89.2 million for the repayment of bank debt primarily offset by net proceeds of $133.4 million to the Company from its initial public offering. The $511.8 million provided by the Company in its financing activities during the ten months ended December 31, 1996 included $425.0 million for the issuance of debt and $160.0 million for the issuance of stock in connection with the acquisition of the Company from Westinghouse, partially offset by $72.0 million used by the Company for the prepayment of indebtedness under the Company's then-existing credit facilities.

  The Company uses interest rate collar agreements in order to manage its exposure to fluctuations in interest rates on its floating rate debt. At December 31, 1997, the Company had four outstanding interest rate collar agreements with a total notional principal amount of $150.0 million and maximum and minimum rates ranging from 7.5% to 7.99% and 5.0% to 5.5%, respectively. These agreements mature over the next two years. Aggregate maturities of the total notional principal amount are $35.0 million in 1998 and $115.0 million in 1999. During the year ended December 31, 1997, the Company was not required to make nor was it entitled to receive any payments as a result of these hedging activities.

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

  The Company continues to have significant liquidity requirements. In addition to working capital needs and capital expenditures, the Company has cash requirements for debt service. The Company believes that existing cash balances and cash flow from operating activities, together with borrowings available under the revolving credit facility, will be sufficient to fund working capital needs, capital spending requirements and debt service requirements of the Company for at least the next 12 months.

INFLATION

  There was no significant impact on Knoll's operations as a result of inflation during the three years ended December 31, 1997.

BACKLOG

  The Company's backlog of unfilled orders was $141.3 million at December 31, 1997 and $94.1 million at December 31, 1996. The Company expects to fill substantially all outstanding unfilled orders within the next twelve months. The Company manufactures substantially all of its products to order, and its average manufacturing time is approximately five weeks. As a result, backlog is not a significant factor used to predict the Company's long-term business prospects.

FOREIGN OPERATIONS

  The Company's foreign sales and certain expenses are transacted in foreign currencies. For the years ended December 31, 1997 and 1996, approximately 11.5% and 12.0%, respectively, of the Company's revenues and 25.8% and 24.0%, respectively, of the Company's expenses were denominated in currencies other than U.S. dollars. The principal foreign currencies in which the Company conducts business are the Canadian dollar and the Italian Lira. The production costs, profit margins and competitive position of the Company are affected by the strength of the currencies in countries where it manufactures or purchases goods relative to the strength of the currencies in countries where its products are sold. The Company reviews from time to time its foreign currency exposure and evaluates whether it should enter into hedging transactions. The Company generally does not hedge its foreign currency exposure and may determine not to do so in the future. Exchange rate fluctuations did not have a material impact on the financial results of the Company during 1997 or 1996.

IMPACT OF YEAR 2000

  The Company has certain existing computer programs that were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

  In 1997, the Company initiated a strategic project to replace and enhance its existing manufacturing and business systems technology with a new fully integrated system intended to enhance its order entry response time and accuracy, improve manufacturing processes, reduce delivery times, improve shipping accuracy and reduce fixed costs. While the decision to embark on this project was business related, the new software that the Company will implement has been represented by the vendor to be year 2000 compliant. Therefore, the year 2000 issue is not expected to pose significant operational problems for the Company's computer systems. However, if the new software is not implemented on a timely basis or fails to be fully year 2000 compliant, the year 2000 issue could have a material adverse impact on the operations of the Company.

  The Company is and will continue utilizing both internal and external resources to replace and test the new software for overall effectiveness and year 2000 compliance. The Company anticipates completing the project during the first half of 1999. The total cost of the project is estimated to be approximately $26.0 million and is being funded through operating cash flows. To date, the Company has incurred expenditures of approximately $12.6 million ($9.8 million expense and $2.8 million capital), related to the project.

  The Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to the suppliers' failure to remediate their own year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company relies will be converted timely and would not have a material adverse effect on the Company's operations.

  The costs and completion date of the project are based on the best estimates of management, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. There can be no guarantee that these estimates are accurate. Actual results could differ materially from those anticipated and, therefore, could have a material adverse effect on the Company's operations.

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

  Certain portions of this Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the highly competitive nature of the market in which the Company competes, including the introduction of new products or pricing changes by the Company's competitors; risks associated with the Company's growth strategy, including the risk that the Company's introduction of new products will not achieve the same degree of success achieved historically by the Company's products; the Company's indebtedness, which requires a substantial portion of the Company's cash flow from operations to be dedicated to debt service, making such cash flow unavailable for other purposes, and which could limit the Company's flexibility in reacting to changes in its industry or economic conditions generally; the Company's dependence on key personnel; the ability of the Company to maintain its relationships with its dealers; the Company's reliance on its patents and other intellectual property; environmental laws and regulations, including those that may be enacted in the future, that affect the ownership and operation of the Company's manufacturing plants; risks relating to potential labor disruptions; fluctuations in foreign currency exchange rates; and fluctuations in industry revenues driven by a variety of macroeconomic factors, including white collar employment levels, corporate cash flows, and non-residential commercial construction, as well as by a variety of industry factors such as corporate reengineering and restructuring, technology demands, ergonomic, health and safety concerns and corporate relocations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The consolidated financial statements of the Company and supplementary data are filed under this Item, beginning on page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  None.

                                  KNOLL, INC.

                 TABLE OF CONTENTS FOR THE FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Reports of Independent Auditors...........................................  F-2
Consolidated Balance Sheets at December 31, 1997 and 1996.................  F-4
Consolidated Statements of Operations for the Year Ended December 31,
 1997, the Ten Months Ended December 31, 1996, the Two Months Ended
 February 29, 1996 (Predecessor) and the Year Ended December 31, 1995
 (Predecessor)............................................................  F-5
Consolidated Statements of Cash Flows for the Year Ended December 31,
 1997, the Ten Months Ended December 31, 1996, the Two Months Ended
 February 29, 1996 (Predecessor) and the Year Ended December 31, 1995
 (Predecessor)............................................................  F-6
Consolidated Statements of Changes in Stockholders' Equity for the Year
 Ended December 31, 1997, the Ten Months Ended December 31, 1996, the Two
 Months Ended February 29, 1996 (Predecessor) and the Year Ended December
 31, 1995 (Predecessor)...................................................  F-7
Notes to the Consolidated Financial Statements............................  F-8
Financial Statement Schedule II--Valuation and Qualifying Accounts........  S-1

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Knoll, Inc.

  We have audited the accompanying consolidated balance sheets of Knoll, Inc. as of December 31, 1997 and 1996 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 1997 and the ten-month period ended December 31, 1996 (post-acquisition periods), and the consolidated statements of operations, changes in stockholders' equity and cash flows of The Knoll Group, Inc. (Predecessor) for the two-month period ended February 29, 1996 (pre-acquisition period). Our audits also included the financial statement schedule (as it pertains to 1997 and 1996) as listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the 1997 and 1996 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Knoll, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for the post-acquisition periods in conformity with generally accepted accounting principles. Further, in our opinion, the aforementioned Predecessor consolidated financial statements present fairly, in all material respects, the consolidated results of operations and cash flows of The Knoll Group, Inc. for the pre-acquisition period in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic 1997 and 1996 financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
January 30, 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Knoll, Inc.

  In our opinion, the consolidated financial statements listed in the Table of Contents on page F-1 present fairly, in all material respects, the results of operations of The Knoll Group, Inc., an organizational unit of Westinghouse Electric Corporation, currently known as CBS Corporation (Westinghouse), and its cash flows and changes in stockholders' equity for the year ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Westinghouse's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance that the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

  The Knoll Group, Inc. was a business unit of Westinghouse for the year ended December 31, 1995 and, as disclosed in Note 6 to the accompanying financial statements, engaged in various transactions and relationships with other Westinghouse entities.

/s/ Price Waterhouse LLP

Pittsburgh, Pennsylvania
January 15, 1996

                                  KNOLL, INC.

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              DECEMBER 31,
                                                            ------------------
                                                              1997      1996
                                                            --------  --------
ASSETS
Current assets:
  Cash and cash equivalents................................ $ 10,790  $  8,804
  Customer receivables, net................................  122,851   111,166
  Inventories..............................................   68,249    57,811
  Deferred income taxes....................................   21,295    17,474
  Prepaid and other current assets.........................    3,697     7,424
                                                            --------  --------
    Total current assets...................................  226,882   202,679
Property, plant and equipment, net.........................  180,450   176,218
Intangible assets, net.....................................  270,677   286,940
Other noncurrent assets....................................    2,850     9,875
                                                            --------  --------
    Total Assets........................................... $680,859  $675,712
                                                            ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt..................... $ 10,000  $ 23,265
  Accounts payable.........................................   66,697    50,250
  Income taxes payable.....................................    6,791       388
  Other current liabilities................................   77,841    64,022
                                                            --------  --------
    Total current liabilities..............................  161,329   137,925
Long-term debt.............................................  197,029   330,889
Deferred income taxes......................................    5,301     1,931
Postretirement benefits obligation.........................   16,424    15,873
Other noncurrent liabilities...............................   12,487    11,290
                                                            --------  --------
    Total liabilities......................................  392,570   497,908
                                                            --------  --------
Stockholders' equity:
  Preferred stock, $1.00 par value; authorized 10,000,000
   shares; issued and outstanding 1,602,998 shares in 1996
   (liquidation preference of $160,300)....................      --      1,603
  Common stock, $0.01 par value; authorized 100,000,000
   shares; issued and outstanding 43,234,943 shares in 1997
   and 7,291,308 shares in 1996 (Note 2)...................      432        73
  Additional paid-in-capital...............................  214,950   160,147
  Unearned stock grant compensation........................     (993)   (1,387)
  Retained earnings........................................   77,942    16,836
  Cumulative foreign currency translation adjustment.......   (4,042)      532
                                                            --------  --------
    Total stockholders' equity.............................  288,289   177,804
                                                            --------  --------
    Total Liabilities and Stockholders' Equity............. $680,859  $675,712
                                                            ========  ========

        See accompanying notes to the consolidated financial statements.

                                  KNOLL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATE)

                                       (UNAUDITED)                |      THE KNOLL GROUP, INC.
                                       SUPPLEMENTAL               |         (PREDECESSOR)
                                        PRO FORMA                 |   -------------------------
                              YEAR         DATA      TEN MONTHS   |    TWO MONTHS      YEAR
                             ENDED      YEAR ENDED     ENDED      |      ENDED         ENDED
                          DECEMBER 31, DECEMBER 31, DECEMBER 31,  |   FEBRUARY 29,  DECEMBER 31,
                              1997         1996         1996      |      1996          1995
                          ------------ ------------ ------------  |   ------------ ------------
                                         (NOTE 3)                 |
                                                                  |
Sales to customers......    $810,857     $651,766     $561,534    |   $ 89,933     $610,723
Sales to related                                                  |
 parties................         --           --           --     |        299       10,169
                            --------     --------     --------    |    --------     --------
Total sales.............     810,857      651,766      561,534    |     90,232      620,892
Cost of sales to                                                  |
 customers..............     489,962      419,908      358,841    |     59,514      410,615
Cost of sales to related                                          |
 parties................         --           --           --     |        200        7,017
                            --------     --------     --------    |    --------     --------
Gross profit............     320,895      231,858      202,693    |     30,518      203,260
Selling, general and                                              |
 administrative                                                   |
 expenses...............     183,018      153,388      131,349    |     21,256      138,527
Westinghouse long-term                                            |
 incentive compensation.         --           --           --     |     47,900          --
Allocated corporate                                               |
 expenses...............         --           --           --     |        921        9,528
                            --------     --------     --------    |   --------     --------
Operating income (loss).     137,877       78,470       71,344    |    (39,559)      55,205
Interest expense........      25,075       40,030       32,952    |        340        1,430
Other income (expense),                                           |
 net....................       1,667          151          447    |       (296)      (1,597)
                            --------     --------     --------    |    --------     --------
Income (loss) before                                              |
 income tax expense                                               |
 (benefit) and                                                    |
 extraordinary item.....     114,469       38,591       38,839    |    (40,195)      52,178
Income tax expense                                                |
 (benefit)..............      48,026       16,848       16,844    |    (16,107)      22,846
                            --------     --------     --------    |    --------     --------
Income (loss) before                                              |
 extraordinary item.....      66,443       21,743       21,995    |    (24,088)      29,332
Extraordinary loss on                                             |
 early extinguishment                                             |
 of debt, net of taxes..       5,337        5,159        5,159    |       --           --
                            --------     --------     --------    |    --------     --------
Net income (loss).......    $ 61,106     $ 16,584     $ 16,836    |   $(24,088)    $ 29,332
                            ========     ========     ========    |    ========     ========
Pro forma earnings per                                            |
 share (Note 2):                                                  |
  Income before                                                   |
   extraordinary item:                                            |
    Basic...............    $   1.78     $   0.70     $   0.71    |
    Diluted.............    $   1.64     $   0.63     $   0.63    |
  Net income:                                                     |
    Basic...............    $   1.64     $   0.53     $   0.54    |
    Diluted.............    $   1.51     $   0.48     $   0.48    |
Pro forma weighted                                                |
 average shares of                                                |
 common stock (Note 2):                                           |
    Basic...............      37,284       31,040       31,040    |
    Diluted.............      40,398       34,701       34,701    |
                                                                  |
Supplemental pro forma                                            |
 as adjusted data                                                 |
 (Unaudited) (Note 5):                                            |
  Pro forma net income..    $ 68,075     $ 25,168                 |
  Pro forma net income                                            |
   per share of common                                            |
   stock (Note 2):                                                |
    Basic...............    $   1.69     $   0.64                 |
    Diluted.............    $   1.57     $   0.58                 |
  Pro forma weighted                                              |
   average shares of                                              |
   common stock (Note                                             |
   2):                                                            |
    Basic...............      40,287       39,520                 |
    Diluted.............      43,400       43,181                 |

        See accompanying notes to the consolidated financial statements.

                                  KNOLL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                     |    THE KNOLL GROUP, INC.
                                                                                                     |        (PREDECESSOR)
                                                                                                     |  -------------------------
                                                                              YEAR      TEN MONTHS   |   TWO MONTHS      YEAR
                                                                             ENDED        ENDED      |     ENDED        ENDED
                                                                          DECEMBER 31, DECEMBER 31,  |  FEBRUARY 29, DECEMBER 31,
                                                                              1997         1996      |      1996         1995
                                                                          ------------ ------------  |  ------------ ------------
                                                                                                     |
CASH FLOWS FROM OPERATING ACTIVITIES                                                                 |
Net income (loss)........................................................   $ 61,106    $  16,836    |  $(24,088)    $ 29,332
Noncash items included in income:                                                                    |
  Depreciation...........................................................     25,082       19,251    |     3,150       19,006
  Amortization of intangible assets......................................      8,041        7,881    |     1,167        6,993
  Loss on disposal of assets.............................................        986           87    |       --           --
  Extraordinary loss.....................................................      8,838        8,542    |       --           --
  Foreign currency transaction loss (gain)...............................     (1,140)         354    |       --           --
  Earned stock grant compensation........................................        394           36    |       --           --
Changes in assets and liabilities:                                                                   |
  Customer receivables...................................................    (12,176)      (5,110)   |     8,798       (5,850)
  Inventories............................................................    (11,381)       1,416    |       671          (76)
  Accounts payable.......................................................     18,052       15,870    |   (15,292)      (7,005)
  Current and deferred income taxes......................................     15,896       (3,961)   |   (16,627)      13,185
  Other current assets...................................................      1,674          747    |     2,283          453
  Other current liabilities..............................................     12,849       18,372    |    (7,190)     (23,177)
  Other noncurrent assets and liabilities................................      7,041        9,181    |    (6,911)      19,003
                                                                            --------    ---------    |   --------    --------
Cash provided by (used in) operating activities..........................    135,262       89,502    |   (54,039)      51,864
                                                                            --------    ---------    |  --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES                                                                 |
Acquisition of the Company from Westinghouse.............................        --      (579,801)   |       --           --
Capital expenditures.....................................................    (33,080)     (15,255)   |    (2,296)     (19,334)
Proceeds from sale of assets.............................................        164          218    |       --           316
                                                                            --------    ---------    |  --------     --------
Cash used in investing activities........................................    (32,916)    (594,838)   |    (2,296)     (19,018)
                                                                            --------    ---------    |  --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES                                                                 |
Repayment of short-term debt, net........................................        --        (1,483)   |    (3,805)     (20,961)
Proceeds from (repayment of) revolving credit facility, net..............    (79,000)      88,000    |       --           --
Proceeds from long-term debt.............................................        --       525,000    |       --           --
Repayment of long-term debt..............................................    (67,988)    (260,130)   |       --        (8,913)
Premium paid for early extinguishment of debt............................     (5,775)         --     |       --           --
Proceeds from issuance of stock, net of stock issuance costs.............    133,559      160,400    |       --           --
Redemption of preferred stock............................................    (80,000)         --     |       --           --
Net receipts from (payments to) parent company...........................        --           --     |    60,848       (6,900)
                                                                            --------    ---------    |  --------     --------
Cash provided by (used in) financing activities..........................    (99,204)     511,787    |    57,043      (36,774)
                                                                            --------    ---------    |  --------     --------
Effect of exchange rate changes on cash and cash equivalents.............     (1,156)          18    |        58           13
                                                                            --------    ---------    |  --------     --------
Increase (decrease) in cash and cash equivalents.........................      1,986        6,469    |       766       (3,915)
Cash and cash equivalents at beginning of period.........................      8,804        2,335    |     1,569        5,484
                                                                            --------    ---------    |  --------     --------
Cash and cash equivalents at end of period...............................   $ 10,790    $   8,804    |  $  2,335     $  1,569
                                                                            ========    =========    |  ========     ========

        See accompanying notes to the consolidated financial statements.

                                  KNOLL, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                                     |    THE KNOLL GROUP, INC.
                                                                                                     |        (PREDECESSOR)
                                                                                                     |  -------------------------
                                                                              YEAR      TEN MONTHS   |   TWO MONTHS      YEAR
                                                                             ENDED        ENDED      |     ENDED        ENDED
                                                                          DECEMBER 31, DECEMBER 31,  |  FEBRUARY 29, DECEMBER 31,
                                                                              1997         1996      |      1996         1995
                                                                          ------------ ------------  | ------------- ------------
                                                                                                     |
PREFERRED STOCK                                                                                      |
Balance at beginning of period (1,602,998 shares in 1997 and                                         |
 1,599,000 shares in 1996)...............................................  $   1,603    $   1,599    |  $     --      $     --
Shares issued for consideration (3,998 shares)...........................        --             4    |        --            --
Shares redeemed (800,000 shares).........................................       (800)         --     |        --            --
Shares converted into common stock                                                                   |
 (802,998 shares)........................................................       (803)         --     |        --            --
                                                                           ---------    ---------    |   ---------    ---------
Balance at end of period.................................................        --         1,603    |      --           --
                                                                           ---------    ---------    |   ---------    ---------
COMMON STOCK                                                                                         |
Balance at beginning of period (7,291,308 shares in 1997 and 3,139,430                               |
 shares in 1996).........................................................         73           31    |      --           --
Shares issued for consideration (8,502,716 shares).......................         85          --     |      --           --
Redemption of preferred stock (11,749,361 shares)........................        117          --     |      --           --
Conversion of preferred stock (15,691,558 shares)........................        157          --     |      --           --
Shares issued under the stock incentive plan (4,144,030 shares)..........        --            42    |      --           --
                                                                           ---------    ---------    |   ---------    ---------
Balance at end of period.................................................        432           73    |      --           --
                                                                           ---------    ---------    |   ---------    ---------
ADDITIONAL PAID-IN-CAPITAL                                                                           |
Balance at beginning of period...........................................    160,147      158,370    |      --           --
Shares issued for consideration..........................................    133,474          396    |      --           --
Redemption of preferred stock............................................    (79,317)         --     |      --           --
Conversion of preferred stock............................................        646          --     |      --           --
Shares issued under the stock incentive plan.............................        --         1,381    |      --           --
                                                                           ---------    ---------    |  ---------    ---------
Balance at end of period.................................................    214,950      160,147    |      --           --
                                                                           ---------    ---------    |  ---------    ---------
UNEARNED STOCK GRANT COMPENSATION                                                                    |
Balance at beginning of period...........................................     (1,387)         --     |      --           --
Shares issued under the stock incentive plan.............................        --        (1,423)   |      --           --
Earned stock grant compensation..........................................        394           36    |      --           --
                                                                           ---------    ---------    |  ---------    ---------
Balance at end of period.................................................       (993)      (1,387)   |      --           --
                                                                           ---------    ---------    |  ---------    ---------
RETAINED EARNINGS                                                                                    |
Balance at beginning of period...........................................     16,836          --     |      --           --
Net income...............................................................     61,106       16,836    |      --           --
                                                                           ---------    ---------    | ---------    ---------
Balance at end of period.................................................     77,942       16,836    |      --           --
                                                                           ---------    ---------    | ---------    ---------
PARENT COMPANY INVESTMENT                                                                            |
Balance at beginning of period...........................................        --           --     |   503,317      480,885
Net income (loss)........................................................        --           --     |   (24,088)      29,332
Capital expenditures.....................................................        --           --     |     2,296       19,334
Proceeds from sale of assets.............................................        --           --     |       --          (316)
Net interunit transactions...............................................        --           --     |    58,552      (25,918)
                                                                           ---------    ---------    | ---------    ---------
Balance at end of period.................................................        --           --     |   540,077      503,317
                                                                           ---------    ---------    | ---------    ---------
CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                                   |
Balance at beginning of period...........................................        532          --     |   (22,866)     (22,879)
Translation adjustment...................................................     (4,574)         532    |        58           13
                                                                           ---------    ---------    | ---------    ---------
Balance at end of period.................................................     (4,042)         532    |   (22,808)     (22,866)
                                                                           ---------    ---------    | ---------    ---------
TOTAL STOCKHOLDERS' EQUITY...............................................  $ 288,289    $ 177,804    | $ 517,269    $ 480,451
                                                                           =========    =========    | =========    =========

        See accompanying notes to the consolidated financial statements.

                                  KNOLL, INC.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

  Knoll, Inc. and its subsidiaries (the "Company" or "Knoll") are engaged in the design, manufacture, and sale of office furniture products and accessories, focusing on the middle to high-end segments of the contract furniture market. The Company has operations in the United States ("U.S."), Canada and Europe and sells its products primarily through its direct sales representatives and independent dealers.

  The Company was formed on February 29, 1996 as a result of the acquisition of the office furniture business unit (The Knoll Group, Inc. and related entities) of Westinghouse Electric Corporation, currently known as CBS Corporation ("Westinghouse"). See Note 3 for further discussion of the acquisition.

  The accompanying consolidated financial statements present the financial position of the Company as of December 31, 1997 and 1996, the results of operations, cash flows and changes in stockholders' equity of the Company for the year ended December 31, 1997 and the ten-month period ended December 31, 1996 and the results of operations, cash flows and changes in stockholders' equity of The Knoll Group, Inc. and related entities (the "Predecessor") for the two-month period ended February 29, 1996 and the year ended December 31, 1995. In addition, unaudited supplemental pro forma results of operations data of the Company has been provided for the years ended December 31, 1997 and 1996. Such data is provided solely for additional analysis and is not intended to be a presentation in accordance with generally accepted accounting principles (see Note 5).

  Since the Predecessor was a business unit of Westinghouse, the accompanying financial statements of the Predecessor include estimates for certain expenses incurred by the parent on its behalf. These expenses generally include, but are not limited to, officer and employee salaries, rent, depreciation, accounting and legal services, other selling, general and administrative expenses and other such expenses.

  The results of the Predecessor's domestic operations were included in the consolidated U.S. federal income tax return of Westinghouse, while the results of its operations in Canada and Europe were reported separately to their respective taxing jurisdictions. The income tax information in the accompanying financial statements of the Predecessor is presented as if the Predecessor had not been included in the consolidated tax returns of Westinghouse or other affiliates (i.e. on a stand-alone basis). The recognition and measurement of income tax expense required certain assumptions, allocations and significant estimates that management believes are reasonable to measure the tax consequences as if the Predecessor were a stand-alone taxpayer.

  The operating results of the European subsidiaries are reported and included in the consolidated financial statements on a one-month lag to allow for the timely presentation of consolidated information. The effect of this presentation is not material to the financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

  The consolidated financial statements of the Company include the accounts of Knoll, Inc. and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

  The consolidated financial statements of the Predecessor include the accounts of The Knoll Group, Inc. and related entities after elimination of intercompany transactions except for those with other units of Westinghouse as described in Note 6.

  Cash and Cash Equivalents

  Cash and cash equivalents includes cash on hand and investments with original maturities of three months or less.

                                  KNOLL, INC.

  Inventories

  Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

  Property, Plant, Equipment and Depreciation

  Property, plant and equipment are recorded at cost. Depreciation of plant and equipment is computed using the straight-line method over the estimated useful lives of the assets. The useful lives are as follows: 45 years for buildings and 3 to 12 years for machinery and equipment.

  Intangible Assets

  Intangible assets consist of goodwill, trademarks and deferred financing fees. Goodwill is recorded at the amount by which cost exceeds the net assets of acquired businesses, and all other intangible assets are recorded at cost. Goodwill and trademarks are amortized under the straight-line method over 40 years, while deferred financing fees are amortized over the life of the respective debt.

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

  As discussed in Note 1, the U.S. operations of the Predecessor for the first two months of 1996 and for the year ended December 31, 1995 were included in a consolidated U.S. income tax return of Westinghouse and its subsidiaries. Income taxes are provided in the accompanying financial statements as if the Predecessor had filed a separate tax return.

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

  Stock-Based Compensation

  Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages entities to record compensation expense for stock-based employee compensation plans at fair value but provides the option of measuring compensation expense using the

                                  KNOLL, INC.

  intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has elected to account for stock-based compensation in accordance with APB
  25. Pro form results of operations as if SFAS 123 had been used to account for stock-based compensation plans are presented in Note 20.

  Share and Per Share Amounts

  In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes the dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to the requirements of SFAS
  128. In addition, all numbers of shares of common stock and per share amounts for 1996 have been adjusted to give retroactive effect to the 3.13943-for-1 stock split as discussed in Note 13.

  Because of the significance of the redemption and conversion into common stock of the outstanding Series A 12% Participating Convertible Preferred Stock ("Series A Preferred Stock") as discussed in Note 13, historical net income (loss) per share is not presented herein. Pro forma net income per share amounts are based on the weighted average number of shares of common stock and potentially dilutive securities (employee stock options and nonvested restricted stock grants) outstanding during the period, after giving effect to the redemption and conversion into common stock of the Series A Preferred Stock assuming such redemption and conversion had occurred at the beginning of the periods presented. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 98, all common stock and options to purchase common stock issued for nominal consideration prior to the initial public offering (see Note 4) have been reflected as outstanding as of the beginning of each period presented.

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

  Reclassifications

  Certain amounts for 1996 in the accompanying consolidated financial statements have been reclassified to conform with the 1997 classifications.

3. ACQUISITION

  On December 20, 1995, Westinghouse entered into a Stock Purchase Agreement (the "Agreement") with T.K.G. Acquisition Corp. ("TKG"), a subsidiary of Warburg, Pincus Ventures, L.P. Under the terms of the Agreement, TKG acquired all of the outstanding capital stock of The Knoll Group, Inc. and related entities on February 29, 1996 through its wholly owned subsidiary T.K.G. Acquisition Sub, Inc. Immediately following this transaction, T.K.G. Acquisition Sub, Inc. and The Knoll Group, Inc. merged with and into Knoll North America, Inc., the principal U.S. operating company of The Knoll Group, Inc. Knoll North America, Inc. changed its name to Knoll, Inc. at the time of the merger. On March 14, 1997, Knoll, Inc. merged with and into TKG. TKG then changed its name to Knoll, Inc.

                                  KNOLL, INC.

  The cost of the acquisition was $579,801,000. TKG funded the acquisition through proceeds of $160,000,000 received from the sale of TKG capital stock, $165,000,000 received from an offering of 10.875% Senior Subordinated Notes due 2006 (the "Senior Subordinated Notes") and $260,000,000 in borrowings under senior bank credit facilities. T.K.G. Acquisition Sub, Inc. executed the offering of the Senior Subordinated Notes and borrowings under the credit facilities. As such, upon the acquisition and subsequent mergers, the Senior Subordinated Notes and credit facility borrowings became obligations of Knoll, Inc.

  The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based upon fair market value at the date of acquisition. The excess of the consideration paid over the estimated fair value of the net assets acquired, totaling $66,850,000, has been recorded as goodwill and is being amortized on a straight-line basis over 40 years. The purchase price allocation is summarized as follows (in thousands):

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
                                                                       --------
                                                                       $579,801
                                                                       ========

  The following table sets forth unaudited pro forma consolidated results of operations assuming that the acquisition had taken place at the beginning of the years presented:

                                                       YEAR ENDED DECEMBER 31,
                                                       -----------------------
                                                          1996        1995
                                                       ----------- -----------
                                                           (IN THOUSANDS)
      Sales...........................................  $651,766     $620,892
      Cost of sales...................................   419,908      425,327
                                                        --------     --------
      Gross profit....................................   231,858      195,565
      Selling, general and administrative expenses....   153,388      142,582
      Allocated corporate expenses....................       --         4,000
                                                        --------     --------
      Operating income................................    78,470       48,983
      Interest expense................................    40,030       40,945
      Other income (expense), net.....................       151       (1,597)
                                                        --------     --------
      Income before income taxes and extraordinary
       item...........................................    38,591        6,441
      Income taxes....................................    16,848        2,705
                                                        --------     --------
      Income before extraordinary item................    21,743        3,736
      Extraordinary loss on early extinguishment of
       debt, net of taxes.............................     5,159          --
                                                        --------     --------
      Net income......................................  $ 16,584     $  3,736
                                                        ========     ========

  These pro forma results of operations have been prepared for comparative purposes only and include certain adjustments, such as additional depreciation expense as a result of a step-up in the basis of fixed assets, additional selling, general and administrative costs for services previously provided by Westinghouse, additional amortization expense as a result of goodwill and other intangible assets, increased interest expense as a result of the debt assumed to finance the acquisition, elimination of incentive compensation under Westinghouse's long-term incentive plans that became payable, and for which amounts payable

                                  KNOLL, INC.

  were established, as a result of the acquisition, and related income tax effects. Such results do not purport to be indicative of the actual results which would have occurred had the acquisition been consummated at the beginning of each year presented, nor do they purport to be indicative of results that will be achieved in the future.

4. INITIAL PUBLIC OFFERING

  The Company completed an initial public offering (the "IPO") during the second quarter of 1997. An aggregate of 9,200,000 shares, including 720,000 shares sold by a selling stockholder, were sold during May and June 1997 at $17.00 per share. The net proceeds to the Company amounted to $133,440,000 after deducting related expenses. The net proceeds, together with borrowings of $11,673,000 under the Company's then-existing revolving credit facility, were used (i) to redeem 800,000 shares of the Series A Preferred Stock for $80,000,000 and (ii) to redeem an aggregate principal amount of $57,750,000 of the Company's Senior Subordinated Notes for a total redemption price of $65,113,000, including a redemption premium of $5,775,000 and accrued and unpaid interest thereon of $1,588,000.

5. SUPPLEMENTAL PRO FORMA AS ADJUSTED DATA (UNAUDITED)

  The supplemental pro forma as adjusted data is included for purposes of additional analysis. It presents results of operations assuming that the IPO and the application of the net proceeds to the Company therefrom together with related borrowings under the Company's then-existing revolving credit facility occurred at the beginning of the respective periods. Such pro forma as adjusted data does not reflect extraordinary losses of $5,337,000 and $5,159,000, net of taxes, incurred in 1997 and 1996, respectively, in connection with the early redemption of debt (see
  Note 12). The supplemental pro forma as adjusted weighted average shares of common stock outstanding reflect the issuance of the Company's common stock in the IPO and the redemption and conversion into common stock of the Series A Preferred Stock (see Note 13) as of the beginning of each period presented.

  The supplemental pro forma as adjusted data reflects interest savings from the redemption of an aggregate principal amount of $57,750,000 of the Company's Senior Subordinated Notes, additional interest expense incurred on $11,673,000 in related borrowings under the Company's then-existing revolving credit facility and related income tax effects. Interest expense (including the amortization of deferred financing fees) has been decreased by $2,702,000 and $5,671,000 for the years ended December 31, 1997 and 1996, respectively. Interest adjustments are based on the actual interest rate of 10.875% for the Senior Subordinated Notes and a weighted average interest rate of 6.6% in 1997 and 8.25% in 1996 for the then-existing revolving credit facility. The weighted average interest rates approximate the actual interest rates for the period January 1, 1997 to May 8, 1997, the period preceding the IPO, and the ten-month period ended December 31, 1996, respectively, for the Company's average outstanding borrowings under the then-existing senior credit facilities. Income tax expense has been increased by $1,070,000 and $2,246,000 for the years ended December 31, 1997 and 1996, respectively, to reflect the assumed income tax effects of the interest expense adjustments.

  The supplemental pro forma as adjusted information does not purport to represent what the Company's results actually would have been if the aforementioned events had occurred at the beginning of each period presented, nor does such information purport to project the results of the Company for any future periods. The unaudited supplemental pro forma as adjusted financial information is based upon assumptions that the Company believes are reasonable.

                                  KNOLL, INC.

6. RELATED PARTY TRANSACTIONS OF THE PREDECESSOR

  The Predecessor purchased products from and sold products to other Westinghouse operations. The Predecessor also purchased certain services from Westinghouse, including liability, property and workers' compensation insurance. These transactions are discussed in further detail below.

  Intercompany Purchases

  The Predecessor purchased products and services from other Westinghouse operations. For intercompany purchases in the U.S., the Predecessor used the central clearinghouse arrangement through which intercompany transactions were settled at the transfer date. Accounts payable were established for purchases from units of Westinghouse that did not participate in the central clearinghouse arrangement.

  Intercompany Sales

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

  Westinghouse centrally developed, negotiated and administered the Predecessor's insurance programs. The insurance included broad all-risk coverage for real and personal property and third-party liability coverage, employer's liability coverage, automobile liability, general and product liability and other standard liability coverage. The Predecessor also maintained a program of self-insurance for workers' compensation in the U.S. through Westinghouse. Westinghouse charged its business units for all of the centrally administered insurance programs based in part on claims history.

  All of the charges for the corporate services described above are included in the costs of the Predecessor's operations in the consolidated statements of operations. Such charges were based on costs that directly related to the Predecessor or on a pro rata portion of Westinghouse's total costs for the services provided. These costs were allocated to the Predecessor on a basis that management believes is reasonable. However, management believes that it is possible that the costs of these transactions may differ from those that would result from transactions among unrelated parties. For the two-month period ended February 29, 1996 and the year ended December 31, 1995, charges related to corporate services totaled $510,000 and $3,304,000, respectively.

  The Predecessor also purchased other Westinghouse internally-provided services as necessary including telecommunications, printing, productivity and quality consulting and other services.

  Allocated Corporate Expenses

  Westinghouse allocated a certain portion of its corporate expenses to its business units. These allocated costs include Westinghouse executive management and corporate overhead, corporate legal, environmental, audit, treasury and tax services, pension charges related to corporate functions and other corporate support and executive costs. For the year ended December 31, 1995, allocated corporate expenses also include $4,000,000 of incentive compensation payable to the Predecessor's management under Westinghouse long-term incentive plans.

                                  KNOLL, INC.

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

  Westinghouse did not charge its business units for the carrying costs related to its investment in such units (i.e. parent company investment). Therefore, the Predecessor's results of operations for each of the periods presented do not include any allocated interest charges from Westinghouse.

  Westinghouse Long-Term Incentive Compensation

  Certain members of management of the Predecessor were participants in a long-term incentive compensation plan established by Westinghouse. The plan provided for the payment of awards at the end of a five-year period based on the achievement of certain performance goals set by Westinghouse's Board of Directors. As a result of the consummation of the acquisition discussed in Note 3, the payment of awards was accelerated pursuant to the terms of the plan, resulting in a charge to operations of $47,900,000 for the two months ended February 29, 1996.

  Parent Company Investment

  Since the Predecessor was an operating unit of Westinghouse and was not a distinct legal entity, there were no customary equity and capital accounts recorded on the consolidated balance sheet. Instead, parent company investment was maintained by the Predecessor and Westinghouse to account for interunit transactions described above.

7. CUSTOMER RECEIVABLES

  Customer receivables are presented net of an allowance for doubtful accounts of $5,461,000 and $5,713,000 at December 31, 1997 and 1996,
  respectively. Management performs ongoing credit evaluations of its customers and generally does not require collateral. As of December 31, 1997 and 1996, the U.S. government represented approximately 13.8% and 17.3%, respectively, of gross customer receivables.

                                  KNOLL, INC.

8. INVENTORIES

                                                                  DECEMBER 31,
                                                                 ---------------
                                                                  1997    1996
                                                                 ------- -------
                                                                 (IN THOUSANDS)
      Raw materials............................................. $39,978 $34,147
      Work in process...........................................   9,673   7,508
      Finished goods............................................  18,598  16,156
                                                                 ------- -------
      Inventories............................................... $68,249 $57,811
                                                                 ======= =======

9. PROPERTY, PLANT AND EQUIPMENT

                                                               DECEMBER 31,
                                                             ------------------
                                                               1997      1996
                                                             --------  --------
                                                              (IN THOUSANDS)
      Land and buildings.................................... $ 62,249  $ 61,844
      Machinery and equipment...............................  139,592   122,573
      Construction in progress..............................   22,433    11,066
                                                             --------  --------
      Property, plant and equipment at cost.................  224,274   195,483
      Accumulated depreciation..............................  (43,824)  (19,265)
                                                             --------  --------
      Property, plant and equipment, net.................... $180,450  $176,218
                                                             ========  ========

10. INTANGIBLE ASSETS

                                                               DECEMBER 31,
                                                             ------------------
                                                               1997      1996
                                                             --------  --------
                                                              (IN THOUSANDS)
      Goodwill.............................................. $ 56,803  $ 62,627
      Trademarks............................................  219,900   219,900
      Deferred financing fees...............................    8,354    11,226
                                                             --------  --------
      Intangible asset at cost..............................  285,057   293,753
      Accumulated amortization..............................  (14,380)   (6,813)
                                                             --------  --------
      Intangible assets, net................................ $270,677  $286,940
                                                             ========  ========

11. OTHER CURRENT LIABILITIES

                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1997    1996
                                                                ------- -------
                                                                (IN THOUSANDS)
      Accrued employee compensation............................ $39,414 $28,282
      Accrued product warranty.................................  10,871   7,173
      Other....................................................  27,556  28,567
                                                                ------- -------
      Other current liabilities................................ $77,841 $64,022
                                                                ======= =======

                                  KNOLL, INC.

12. INDEBTEDNESS

  The Company's long-term debt is summarized as follows:

                                                              DECEMBER 31,
                                                            ------------------
                                                              1997      1996
                                                            --------  --------
                                                             (IN THOUSANDS)
   10.875% Senior Subordinated Notes, due 2006............. $107,250  $165,000
   Term loans, variable rate (6.515% at December 31, 1996)
    due through 2002.......................................      --    100,000
   Revolving loans, variable rate (6.25%-6.40% at December
    31, 1997 and 6.515% at December 31, 1996) due 2002.....   99,000    88,000
   Other...................................................      779     1,154
                                                            --------  --------
                                                             207,029   354,154
   Less current maturities.................................  (10,000)  (23,265)
                                                            --------  --------
   Long-term debt.......................................... $197,029  $330,889
                                                            ========  ========

  Senior Subordinated Notes

  The Company assumed the obligations under the 10.875% Senior Subordinated Notes due 2006 as a direct result of the acquisition and merger that occurred on February 29, 1996 (see Note 3). The Senior Subordinated Notes are unsecured and are guaranteed by each existing and future wholly owned domestic subsidiary of Knoll, Inc. However, if the Company is unable to satisfy all or any portion of its obligations with respect to the Senior Subordinated Notes, it is unlikely that the guarantors will be able to pay all or any portion of such unsatisfied obligations.

  During June 1997, the Company used proceeds from its IPO to repurchase an aggregate principal amount of $57,750,000 of the Senior Subordinated Notes for a total redemption price of $65,113,000, including a redemption premium of $5,775,000 and accrued and unpaid interest thereon of $1,588,000. The Company wrote off unamortized financing costs of $3,063,000 related to the portion of the Senior Subordinated Notes that was redeemed. The early redemption premium and write-off of unamortized financing costs resulted in an extraordinary loss of $8,838,000 on a pre-tax basis ($5,337,000 on an after-tax basis) for the year ended December 31, 1997.

  The Senior Subordinated Notes outstanding at December 31, 1997 may not be redeemed at the Company's option prior to March 15, 2001. At such date, the Senior Subordinated Notes are redeemable at 105.438% of principal amount, and thereafter at an annually declining premium over par until March 15, 2004 when they are redeemable at par. There are no sinking fund requirements related to the Senior Subordinated Notes.

  The indenture for the Senior Subordinated Notes limits the payment of dividends and incurrence of indebtedness and includes certain other restrictions and limitations that are customary with subordinated indebtedness of this type. The Company was in compliance with the terms of the indenture at December 31, 1997.

  Term and Revolving Loans

  On December 17, 1996, the Company entered into a $230,000,000 credit agreement with a group of financial institutions that provided for a term loan facility and a revolving credit facility. The proceeds of

                                  KNOLL, INC.

  the facilities were used to refinance the Company's debt under the previously existing senior bank credit facilities that was assumed as a result of the acquisition (see Note 3) and for working capital and general corporate purposes. The refinancing resulted in an extraordinary charge of $8,542,000 on a pre-tax basis ($5,159,000 on an after-tax basis) to operations for the ten months ended December 31, 1996. This extraordinary charge consisted of the write-off of unamortized financing costs related to the refinanced debt.

  On August 8, 1997, the Company entered into a new agreement that modified certain terms of the December 17, 1996 credit agreement. The credit agreement previously provided for a $100,000,000 term loan with scheduled principal payments through December 2002 and a $130,000,000 revolving credit facility that matured in December 2002. The new agreement provides for a $275,000,000 revolving credit facility that matures in August 2002. At the time this change became effective, $90,000,000 of indebtedness outstanding under the previously existing term loan and $50,000,000 under the previously existing revolving loan became revolving borrowings under the new agreement.

  The new senior credit agreement contains a letter of credit subfacility that allows for the issuance of up to $20,000,000 in letters of credit, a competitive bid loan subfacility that provides for the issuance of up to $140,000,000 in competitive bid loans and a swing line loan subfacility that allows for the issuance of up to $10,000,000 in swing line loans. The amount available for borrowing under the revolving credit facility is reduced by the total outstanding letters of credit, competitive bid loans and swing line loans.

  Under the terms of the existing credit agreement, the Company may use the revolving credit facility for working capital and general purposes. Borrowings bear interest at a floating rate based at the Company's option, upon (i) the Eurodollar rate (as defined in the agreement) plus an applicable percentage that is subject to change based on the Company's ratio of funded debt to EBITDA or (ii) the greater of the federal funds rate plus 0.5% or the prime rate.

  The credit agreement subjects the Company to various affirmative and negative covenants. Among other things, the covenants limit the Company's ability to incur additional indebtedness and declare or pay dividends and require the Company to maintain certain financial ratios with respect to funded debt leverage. The Company was in compliance with such covenants at December 31, 1997.

  At December 31, 1997, the Company had outstanding credit facility borrowings totaling $99,000,000, of which $10,000,000 has been classified as current, and total letters of credit of approximately $1,417,000. There were no borrowings under the letters of credit. The Company pays a commitment fee ranging from 0.125% to 0.25%, depending on the Company's leverage ratio, on the unused portion of the revolving credit facility. In addition, a letter of credit fee ranging from 0.325% to 0.75%, depending on the Company's leverage ratio, is required to be paid on the amount available to be drawn under letters of credit.

  The Company also has several revolving credit agreements with various European financial institutions. As of December 31, 1997, total credit available under such agreements was approximately $11,881,000 or the European equivalent. There is currently no expiration date on these agreements. The interest rate on borrowings is variable and is based on the monetary market rate which is linked to each country's prime rate. As of December 31, 1997, the Company did not have any outstanding borrowings under the European credit facilities.

  Interest Paid

  For the year ended December 31, 1997 and the ten months ended December 31, 1996, the Company made interest payments totaling $25,505,000 and $25,775,000, respectively.

                                  KNOLL, INC.

  Maturities

  Aggregate maturities of the Company's indebtedness are as follows (in thousands):

      1998............................................................. $ 10,000
      1999.............................................................      --
      2000.............................................................      --
      2001.............................................................      --
      2002.............................................................   89,078
      Thereafter.......................................................  107,951
                                                                        --------
                                                                        $207,029
                                                                        ========

13. CAPITAL STRUCTURE

  On May 6, 1997, the Company's Certificate of Incorporation was amended to increase the number of authorized shares of common stock from 24,000,000 to 100,000,000, increase the number of authorized shares of preferred stock from 3,000,000 to 10,000,000 and effect a 3.13943-for-1 split of the Company's common stock. Of the 10,000,000 shares of preferred stock authorized to be issued, 1,920,000 shares are designated as Series A 12% Participating Convertible Preferred Stock.

  In connection with the Company's IPO, 800,000 shares of Series A Preferred Stock were redeemed for $80,000,000 and 11,749,361 shares of common stock, and 802,998 shares of Series A Preferred Stock were converted into 15,691,558 shares of common stock. Fractional shares resulting from both the conversion of Series A Preferred Stock into common stock and the common stock split were settled in cash.

  Prior to the redemption and conversion of the Series A Preferred Stock, dividends on the Series A Preferred Stock were fully cumulative, accrued on a quarterly basis at a rate of $12.00 per annum, and were payable only at the discretion of the Board of Directors. As of December 31, 1996, the aggregate and per share amounts of cumulative dividends in arrears were $16.6 million and $10.36, respectively. Upon the redemption and conversion into common stock of the Series A Preferred Stock, the holders of the then-outstanding Series A Preferred Stock lost their right to all dividends, including dividends in arrears.

  The shares of Series A Preferred Stock that were redeemed and converted were retired and canceled and may not be reissued. As such, only 317,002 shares remain eligible for issuance. If these eligible shares of Series A Preferred Stock are issued, they will not be convertible into common stock and no dividends may be declared or accrue on them. Future holders of Series A Preferred Stock will not be granted the benefit of any sinking fund. Upon involuntary liquidation, holders would be entitled to receive $100.00 for each share of Series A Preferred Stock. Each holder would be entitled to vote on matters generally submitted to the stockholders of the Company and certain matters on which a majority vote of holders of the Series A Preferred Stock is required by the Company's Certificate of Incorporation. The number of votes per share of Series A Preferred Stock would be approximately 19.54 votes.

14. DERIVATIVE FINANCIAL INSTRUMENTS

  The Company uses interest rate collar agreements for other than trading purposes to manage its exposure to fluctuations in interest rates on its floating rate debt. Such agreements effectively set agreed-upon maximum and minimum rates on a notional principal amount and utilize the London Interbank Offered Rate (LIBOR) as a floating rate reference. The notional amounts are utilized to measure the amount of interest to be paid or received and do not represent the amount of exposure to credit loss. These interest rate collar agreements provide that, at specified intervals, when the floating rate is less than the minimum rate, the Company will

                                  KNOLL, INC.

  pay the counterparty the differential computed on the notional principal amount, and when the floating rate exceeds the maximum rate, the counterparty will pay the Company the differential computed on the notional principal amount. The net amount paid or received on the interest rate collar agreements is recognized as an adjustment to interest expense. During the year ended December 31, 1997 and ten months ended December 31, 1996, the Company was not required to make nor was it entitled to receive any payments as a result of these hedging activities.

  The Company had four outstanding interest rate collar agreements at December 31, 1997 and five outstanding interest rate collar agreements at December 31, 1996 with maximum and minimum rates ranging from 7.50% to 7.99% and 5.00% to 5.50%, respectively. The notional principal amount of these agreements totaled $150,000,000 and $185,000,000 at December 31, 1997 and 1996, respectively. The agreements outstanding as of December 31, 1997 mature over the next two years. Aggregate maturities of the total notional principal amount are as follows: $35,000,000 in 1998 and $115,000,000 in 1999.

  The counterparties to the interest rate collar agreements are major financial institutions. The Company continually monitors its positions and the credit ratings of the counterparties and does not anticipate nonperformance by them. The Company has not been required to provide nor has it received any collateral related to its hedging activities.

15. CONTINGENT LIABILITIES AND COMMITMENTS

  There are various claims and lawsuits pending against the Company, all of which management believes, based upon information presently known, either to be without merit or subject to adequate defenses. The resolution of these claims and lawsuits is not expected to have a material adverse effect on the Company.

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following methods and assumptions were used to estimate the fair values of each class of financial instruments:

  Cash and Cash Equivalents, Accounts Receivable, Accounts Payable and Short-Term Debt

  The fair values of these financial instruments approximate their carrying amounts due to their immediate or short-term periods to maturity.

  Long-Term Debt

  The fair values of the variable rate long-term debt instruments approximate their carrying amounts. The fair value of other long-term debt was estimated using quoted market values or discounted cash flow analyses based on current incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company's long-term debt, including the current portion, is approximately $220,435,000 at December 31, 1997 and $371,892,000 at December 31, 1996 while the carrying amounts are $207,029,000 and $354,154,000, respectively.

  Interest Rate Collar Agreements

  The fair value of the Company's interest rate collar agreements, as estimated by dealers, is not material.

                                  KNOLL, INC.

17. EARNINGS PER SHARE

  The following table sets forth a reconciliation of the numerators and denominators of the basic and diluted pro forma earnings per share computations for income before extraordinary item. See Note 2 for a description of the pro forma basis of presentation.

                                           INCOME BEFORE   WEIGHTED
                                           EXTRAORDINARY    AVERAGE
                                               ITEM         SHARES     PER SHARE
                                            (NUMERATOR)  (DENOMINATOR)  AMOUNT
                                           ------------- ------------- ---------
                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                         AMOUNTS)
     YEAR ENDED DECEMBER 31, 1997:
     Basic pro forma earnings per share..     $66,443       37,284       $1.78
                                                                         =====
     Effect of dilutive potential common
      shares:
       Employee stock options............         --           235
       Nonvested restricted stock grants.         --         2,879
                                              -------       ------
     Diluted pro forma earnings per
      share..............................     $66,443       40,398       $1.64
                                              =======       ======       =====
     TEN MONTHS ENDED DECEMBER 31, 1996:
     Basic pro forma earnings per share..     $21,995       31,040       $0.71
                                                                         =====
     Dilutive effect of nonvested
      restricted stock grants............         --         3,661
                                              -------       ------
     Diluted pro forma earnings per
      share..............................     $21,995       34,701       $0.63
                                              =======       ======       =====

  As discussed in Note 12, the Company recognized an extraordinary loss on early extinguishment of debt of $5,337,000, net of taxes, in 1997 and $5,159,000, net of taxes, in 1996. On a per share basis, these extraordinary losses amounted to $0.14 basic and $0.13 diluted in 1997 and $0.17 basic and $0.15 diluted in 1996.

18. INCOME TAXES

  Income (loss) before income taxes and extraordinary item consists of the following:

                                                                                                   |  THE KNOLL GROUP, INC.
                                                                                                   |      (PREDECESSOR)
                                                                                                   |-------------------------
                                                                                        TEN MONTHS | TWO MONTHS
                                                                           YEAR ENDED     ENDED    |   ENDED      YEAR ENDED
                                                                          DECEMBER 31, DECEMBER 31,|FEBRUARY 29, DECEMBER 31,
                                                                              1997         1996    |    1996         1995
                                                                          ------------ ------------|------------ ------------
                                                                               (IN THOUSANDS)      |     (IN THOUSANDS)
                                                                                                   |
     U.S. operations.....................................................   $ 82,851     $23,381   |  $(39,105)    $46,908
     Foreign operations..................................................     31,618      15,458   |    (1,090)      5,270
                                                                            --------     -------   |  --------     -------
                                                                            $114,469     $38,839   |  $(40,195)    $52,178
                                                                            ========     =======   |  ========     =======

                                  KNOLL, INC.

  Income tax expense (benefit), excluding extraordinary items, is comprised of the following:

                                                                                                   |  THE KNOLL GROUP, INC.
                                                                                                   |      (PREDECESSOR)
                                                                                                   |-------------------------
                                                                              YEAR      TEN MONTHS | TWO MONTHS     YEAR
                                                                             ENDED        ENDED    |   ENDED        ENDED
                                                                          DECEMBER 31, DECEMBER 31,|FEBRUARY 29, DECEMBER 31,
                                                                              1997         1996    |    1996         1995
                                                                          ------------ ------------|------------ ------------
                                                                               (IN THOUSANDS)      |     (IN THOUSANDS)
                                                                                                   |
Current                                                                                            |
  Federal................................................................   $21,585      $10,909   |  $(13,801)    $11,130
  State..................................................................     5,980        2,953   |    (1,814)      3,687
  Foreign................................................................    11,295          661   |        28         --
                                                                            -------      -------   |  --------     -------
    Total current........................................................    38,860       14,523   |   (15,587)     14,817
                                                                            -------      -------   |  --------     -------
Deferred:                                                                                          |
  Federal................................................................     6,258       (2,850)  |      (460)      7,795
  State..................................................................       708         (612)  |       (60)        234
  Foreign................................................................     2,200        5,783   |       --          --
                                                                            -------      -------   |  --------     -------
    Total deferred.......................................................     9,166        2,321   |      (520)      8,029
                                                                            -------      -------   |  --------     -------
Income tax expense (benefit).............................................   $48,026      $16,844   |  $(16,107)    $22,846
                                                                            =======      =======   |  ========     =======

  Income taxes paid by the Company for the year ended December 31, 1997 and the ten months ended December 31, 1996 totaled $24,026,000 and $13,137,000, respectively.

  As discussed in Notes 1 and 2 the recognition and measurement of income tax expense (benefit) for the Predecessor required certain assumptions, allocations and significant estimates in order to measure the tax consequences as if the Predecessor were a stand-alone taxpayer.

  The following table sets forth the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities:

                                                              DECEMBER 31,
                                                            ------------------
                                                              1997      1996
                                                            --------  --------
                                                             (IN THOUSANDS)
Deferred tax assets:
  Accounts receivable, principally due to allowance for
   doubtful accounts....................................... $  1,634  $  1,659
  Inventories..............................................    3,153     2,603
  Net operating loss carryforwards.........................   21,359    28,253
  Postretirement benefit obligation........................    7,039     6,880
  Accrued liabilities and other items......................   20,493    21,635
                                                            --------  --------
Gross deferred tax assets..................................   53,678    61,030
Valuation allowance........................................  (25,172)  (33,161)
                                                            --------  --------
Net deferred tax assets....................................   28,506    27,869
                                                            --------  --------
Deferred tax liabilities:
  Intangibles, principally due to differences in
   amortization............................................    7,303     3,338
  Plant and equipment, principally due to differences in
   depreciation and assigned values........................    5,011     1,930
  Other items..............................................      198       --
                                                            --------  --------
Gross deferred tax liabilities.............................   12,512     5,268
                                                            --------  --------
Net deferred tax asset..................................... $ 15,994  $ 22,601
                                                            ========  ========

                                  KNOLL, INC.

  As of December 31, 1997, the Company has pre-acquisition net operating loss carryforwards totaling approximately $57,206,000 in various foreign tax jurisdictions which generally expire between 1998 and 2001 or may be carried forward for an unlimited time.

  The Company has recorded a valuation allowance for net deferred tax assets in foreign tax jurisdictions, primarily related to pre-acquisition net operating loss carryforwards, due to the significant losses incurred by the Predecessor in these tax jurisdictions in previous years.

  At February 29, 1996 and December 31, 1995, the Predecessor had recorded a valuation allowance of $38,446,000 and $37,990,000, respectively.

  For the year ended December 31, 1997 and the ten months ended December 31, 1996, tax benefits recognized through reductions of the valuation allowance had the effect of reducing goodwill by $4,524,000 and $4,246,000, respectively. If additional tax benefits are recognized in the future through further reduction of the valuation allowance, such benefits will reduce goodwill.

  The following table sets forth a reconciliation of the statutory federal income tax rate to the effective income tax rate:

                                                                                                   |  THE KNOLL GROUP, INC.
                                                                                                   |      (PREDECESSOR)
                                                                                                   |-------------------------
                                                                              YEAR      TEN MONTHS | TWO MONTHS      YEAR
                                                                             ENDED        ENDED    |   ENDED        ENDED
                                                                          DECEMBER 31, DECEMBER 31,|FEBRUARY 29, DECEMBER 31,
                                                                              1997         1996    |    1996         1995
                                                                          ------------ ------------|------------ ------------
                                                                                                   |
      Federal statutory tax rate.........................................     35.0%        35.0%   |   (35.0%)       35.0%
      Increase (decrease) in the tax rate resulting from:                                          |
        State taxes, net of federal effect...............................      3.8          3.9    |    (4.5)         4.9
        Higher effective income taxes of other countries ................      2.4          3.2    |    (0.2)        (1.4)
        Non-deductible goodwill amortization.............................      0.3          1.0    |     1.1          4.7
        Other............................................................      0.5          0.3    |    (1.4)         0.6
                                                                              ----         ----    |   -----         ----
      Effective tax rate.................................................     42.0%        43.4%   |   (40.0%)       43.8%
                                                                              ====         ====    |   =====         ====

  The Company has not made provision for U.S. federal and state income taxes as of December 31, 1997 and 1996 on approximately $27,467,000 and $9,194,000 of foreign earnings which are expected to be reinvested indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of the unrecognized deferred tax liability is not practicable.

19. LEASES

  The Company has commitments under operating leases for certain machinery and equipment and facilities used in its operations. Total rental expense for the year ended December 31, 1997 and the ten months ended

                                  KNOLL, INC.

  December 31, 1996 was $8,902,000 and $7,787,000, respectively. Future minimum rental payments required under those operating leases that have an initial or remaining noncancelable lease term in excess of one year are as follows (in thousands):

      1998............................................................. $ 5,786
      1999.............................................................   4,677
      2000.............................................................   2,970
      2001.............................................................   2,119
      2002.............................................................   1,824
      Subsequent years.................................................   2,018
                                                                        -------
      Total minimum rental payments.................................... $19,394
                                                                        =======

  The Predecessor also had operating leases for certain machinery and equipment and facilities. Total rental expense charged to operations was $1,668,000 for the two months ended February 29, 1996 and $10,149,000 for the year ended December 31, 1995.

20. STOCK PLANS

  In connection with the acquisition discussed in Note 3, the Company established the Knoll, Inc. 1996 Stock Incentive Plan (the "1996 Stock Plan"). Under the 1996 Stock Plan, awards denominated or payable in shares or options to purchase shares of the Company's common stock may be granted to officers and other key employees of the Company. A combined maximum of 4,709,126 shares or options to purchase shares may be granted under the 1996 Stock Plan. Options that are granted have a contractual life of ten years. A Stock Plan Committee of the Company's Board of Directors has sole discretion concerning administration of the 1996 Stock Plan, including selection of individuals to receive awards, types of awards, the terms and conditions of the awards and the time at which awards will be granted. The Board of Directors may terminate the 1996 Stock Plan at its discretion at any time.

  During the ten months ended December 31, 1996, the Company granted 4,144,030 restricted common shares, with a weighted average fair market value of $0.34 per share, to key employees. Of such amount, 1,883,641 of the restricted shares vest ratably over the five years subsequent to the grant date while the other 2,260,389 restricted shares were scheduled to vest 20.0% on the grant date and 80.0% ratably over the four years subsequent to the grant date. In October 1997, the vesting of 565,098 of the 2,260,389 restricted shares was accelerated. As a result of this acceleration, 1,469,252 of the 2,260,389 restricted shares were vested as of December 31, 1997 while the remaining 791,137 shares will vest in equal installments on each of March 1, 1998, 1999 and 2000. As of December 31, 1997, a total of 1,845,972 restricted shares have vested. The fair market value of the shares on the date of the grant has been recorded as unearned stock grant compensation and is presented as a separate component of stockholders' equity. Compensation expense is recognized ratably over the vesting period. The remaining 565,096 shares available under the 1996 Stock Plan were granted in the form of options during 1997.

  The Knoll, Inc. 1997 Stock Incentive Plan (the "1997 Stock Plan") was established on February 14, 1997. The terms of the 1997 Stock Plan are essentially the same as those of the 1996 Stock Plan, except pursuant to the 1997 Stock Plan, an aggregate of 2,255,772 shares of common stock are reserved for issuance thereunder (subject, in the case of 1,000,000 shares, to stockholder approval), discounted options may be granted, options may be repriced, and the Board of Directors has greater flexibility to amend the 1997 Plan. As of December 31, 1997, there were 1,577,062 options outstanding pursuant to the 1997 Stock Plan (subject, in the case of options to purchase 330,000 shares, to stockholder approval).

                                  KNOLL, INC.

  The following table summarizes the Company's stock option activity:

                                                                     YEAR ENDED
                                                                    DECEMBER 31,
                                                                        1997
                                                                    ------------
     Outstanding at beginning of year..............................        --
     Granted.......................................................  2,173,552
     Exercised.....................................................        --
     Forfeited.....................................................    (31,394)
                                                                     ---------
     Outstanding at end of year....................................  2,142,158
                                                                     =========
     Exercisable at end of year....................................     10,000
                                                                     =========
     Available for future grants...................................    678,710
                                                                     =========

  The exercise price per share for those options exercisable at December 31, 1997 is $17.00 and for those options forfeited during 1997 is $15.93.

  Stock options outstanding at December 31, 1997 are summarized as follows:

                                                WEIGHTED
                           NUMBER OF            AVERAGE               WEIGHTED
        RANGE OF            OPTIONS            REMAINING              AVERAGE
     EXERCISE PRICES      OUTSTANDING       CONTRACTUAL LIFE       EXERCISE PRICE
     ---------------      -----------       ----------------       --------------
     $15.93 - $17.00       1,337,158              9.19                 $15.97
     $28.50 - $33.13         805,000              9.83                  28.64
                           ---------
                           2,142,158              9.43                 $20.73
                           =========

  The Company also has a qualified, noncompensatory employee stock purchase plan, which provides all employees the ability to purchase common stock of the Company at a price equal to 15.0% below the lower of the market price at (i) the beginning of each quarterly offering period or (ii) the end of each quarterly offering period. Purchases under the plan are limited to 10.0% of an employee's eligible gross pay, up to $25,000. The Company has reserved 300,000 shares of its common stock for issuance under its employee stock purchase plan. From August 1, 1997, the date the employee stock purchase plan commenced, through December 31, 1997, the Company issued 22,716 shares at a weighted average exercise price of $26.71 under this plan.

  As discussed in Note 2, the Company continues to account for its stock-based compensation plans in accordance with APB 25. Accordingly, no compensation cost has been recognized for the Company's stock options or stock purchase plan. If the Company had recognized compensation cost based upon the fair value of the stock options and stock issued under the employee stock purchase plan at the date of grant as prescribed by SFAS 123, the Company's pro forma net income and pro forma net income per share would have been as follows (in thousands, except per share amounts):

                                                                     YEAR ENDED
                                                                    DECEMBER 31,
                                                                        1997
                                                                    ------------
     Pro forma net income..........................................   $59,731
     Pro forma net income per share of common stock:
       Basic.......................................................      1.60
       Diluted.....................................................      1.48

                                  KNOLL, INC.

  The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.0%, dividend yield of 0.0%, expected volatility of the market price of the common stock of 35.0% and a weighted average expected life of the options of 7 years. The estimated fair value of the options was amortized to expense over the vesting period of the options for purposes of determining pro forma net income and pro forma net income per share. Pro forma results of operations are not likely to be representative of the effects on reported or pro forma results of operations for future years.

21. PENSION PLANS

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

  The following table sets forth the net periodic pension cost for the Company's pension plans:

                                                           YEAR      TEN MONTHS
                                                          ENDED        ENDED
                                                       DECEMBER 31, DECEMBER 31,
                                                           1997         1996
                                                       ------------ ------------
                                                            (IN THOUSANDS)
   Service cost.......................................    $4,893       $3,953
   Interest cost on projected benefit obligation......       207          --
                                                          ------       ------
                                                           5,100        3,953
   Return on plan assets..............................       (55)         --
                                                          ------       ------
   Net periodic pension cost..........................    $5,045       $3,953
                                                          ======       ======

  The return on plan assets for the year ended December 31, 1997 was determined based on a weighted-average expected long-term rate of return on plan assets of 8.5%.

                                  KNOLL, INC.

  The funded status of the Company's pension plans is as follows:

                                                               DECEMBER 31,
                                                              ----------------
                                                               1997     1996
                                                              -------  -------
                                                              (IN THOUSANDS)
      Actuarial present value of benefit obligation:
        Vested............................................... $(4,619) $(2,784)
        Nonvested............................................  (1,341)    (273)
                                                              -------  -------
        Accumulated benefit obligation.......................  (5,960)  (3,057)
        Additional obligation for projected compensation
         increases on accumulated years of service...........  (2,118)    (896)
                                                              -------  -------
      Projected benefit obligation...........................  (8,078)  (3,953)
      Plan assets at fair value..............................   3,809       30
                                                              -------  -------
      Plan assets less than projected benefit obligation.....  (4,269)  (3,923)
      Unrecognized net gain..................................  (1,248)     --
                                                              -------  -------
      Accrued pension cost................................... $(5,517) $(3,923)
                                                              =======  =======

  The projected benefit obligation as of December 31, 1997 and 1996 was measured using a discount rate of 7.25% and rate of compensation increase of 4.5%. As of December 31, 1997, plan assets consisted primarily of mutual funds.

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

  The following table sets forth the Predecessor's net periodic pension cost (income) for The Knoll Group Pension Plan:

                                                        TWO MONTHS      YEAR
                                                          ENDED        ENDED
                                                       FEBRUARY 29, DECEMBER 31,
                                                           1996         1995
                                                       ------------ ------------
                                                            (IN THOUSANDS)
      Service cost...................................     $  522      $ 2,278
      Interest cost on projected benefit obligation..        933        5,212
      Amortization of unrecognized prior service
       cost..........................................         68          385
      Amortization of unrecognized net loss..........        197          --
                                                          ------      -------
                                                           1,720        7,875
      Return on plan assets..........................     (1,543)      (8,993)
                                                          ------      -------
      Net periodic pension cost (income).............     $  177      $(1,118)
                                                          ======      =======

  The return on plan assets was determined based on a weighted-average expected long-term rate of return on plan assets of 9.75% for each period presented.

  The Predecessor also participated in two single-employer defined benefit pension plans sponsored by Westinghouse. These plans covered all U.S. union employees of the Predecessor, certain domestic Westinghouse employees and certain domestic executives of the Predecessor and Westinghouse. For the two

                                  KNOLL, INC.

  months ended February 29, 1996 and the year ended December 31, 1995, the Predecessor's contributions to Westinghouse for these defined benefit pension plans totaled $212,000 and $1,076,000, respectively.

  Employees of the Canadian and United Kingdom (U.K.) operations participate in defined contribution plans. The Company's expense related to the Canadian plan for the year ended December 31, 1997 and ten months ended December 31, 1996 was $955,000 ad $607,000, respectively. The Predecessor's expense for the two months ended February 29, 1996 and year ended December 31, 1995 totaled $114,000 and $398,000, respectively. Expense for the U.K. plan during each of the four aforementioned periods was not significant.

  The Company also sponsors a retirement savings plan, which is an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code, for all U.S. nonunion employees and U.S. hourly union employees. Under this plan, participants may defer a portion of their earnings up to the annual contribution limits established by the Internal Revenue Service. The Company matches 40.0% of employee contributions on up to the first 6.0% of employee compensation. The plan also provides for additional employer matching based on the achievement of certain profitability goals. The Company's common stock is offered as an investment option under the 401(k) plan. Although the stock is typically purchased on the open market, the Company has reserved 500,000 shares of its common stock for issuance under its 401(k) plan. The Company's total expense under this plan was $5,180,000 for the year ended December 31, 1997 and $2,957,000 for the ten months ended December 31, 1996. The Predecessor administered a similar retirement savings plan and incurred related expense totaling $406,000 and $2,675,000 for the two months ended February 29, 1996 and the year ended December 31, 1995, respectively.

22. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

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

  Net periodic postretirement benefit cost for the Company includes the following components:

                                   YEAR      TEN MONTHS
                                  ENDED        ENDED
                               DECEMBER 31, DECEMBER 31,
                                   1997         1996
                               ------------ ------------
                                    (IN THOUSANDS)
      Service cost............    $  560       $  440
      Interest cost on
       projected benefit
       obligation.............     1,224        1,000
                                  ------       ------
      Net periodic
       postretirement benefit
       cost...................    $1,784       $1,440
                                  ======       ======

                                  KNOLL, INC.

  The Company's liability related to the postretirement medical and life insurance benefits is as follows:

                                                               DECEMBER 31,
                                                             ------------------
                                                               1997      1996
                                                             --------  --------
                                                              (IN THOUSANDS)
      Accumulated postretirement benefit obligation:
        Retirees...........................................  $ (7,183) $ (7,329)
        Fully eligible active participants.................    (1,974)   (1,593)
        Other active participants..........................    (8,992)   (8,235)
                                                             --------  --------
      Total accumulated postretirement benefit obligation..   (18,149)  (17,157)
      Unrecognized net loss (gain).........................       375      (217)
                                                             --------  --------
      Accrued postretirement benefit cost..................  $(17,774) $(17,374)
                                                             ========  ========

  The accumulated postretirement benefit obligation as of December 31, 1997 and 1996 was measured using a discount rate of 7.25% and rate of compensation increase of 4.5%. The health care cost trend rate was assumed to be 8.5% in 1997, decreasing by 1.0% per year to 5.5% in 2000, and remaining at that level thereafter. Increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1997 by approximately $2,570,000 and increase the aggregate of the service and interest cost for the year ended December 31, 1997 by approximately $236,000.

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

  Net periodic postretirement benefit cost incurred by the Predecessor includes the following:

                                                   TWO MONTHS
                                                     ENDED      YEAR ENDED
                                                  FEBRUARY 29, DECEMBER 31,
                                                      1996         1995
                                                  ------------ ------------
                                                         (IN THOUSANDS)
      Service cost...............................     $103        $  449
      Interest cost on projected benefit
       obligation................................      207         1,509
      Amortization of unrecognized prior service
       cost......................................      (56)          (12)
      Amortization of unrecognized net loss
       (gain)....................................       10           (25)
                                                      ----        ------
      Net periodic postretirement benefit cost...     $264        $1,921
                                                      ====        ======

  The Predecessor also participated in a single-employer postretirement benefit arrangement maintained by Westinghouse. Westinghouse provided medical and life insurance benefits to all retired U.S. union employees and certain Westinghouse employees. The Predecessor's contributions for the postretirement benefit arrangements sponsored by Westinghouse totaled $82,500 for the two months ended February 29, 1996 and $151,000 for the year ended December 31, 1995.

                                  KNOLL, INC.

23. BUSINESS SEGMENT AND GEOGRAPHICAL REGION INFORMATION

  The Company conducts business predominantly in the office furniture industry through its operations in the United States, Canada and Europe. Summarized financial information regarding the Company's operations in these geographic areas is presented below:

          YEAR ENDED          UNITED
       DECEMBER 31, 1997      STATES    CANADA   EUROPE  ELIMINATIONS  TOTALS
       -----------------     --------  --------  ------- ------------ --------
                                             (IN THOUSANDS)
   Sales to customers....... $717,326  $ 37,674  $55,857  $     --    $810,857
   Sales between geographic
    areas...................   24,402   102,783    2,228   (129,413)       --
                             --------  --------  -------  ---------   --------
   Net sales................ $741,728  $140,457  $58,085  $(129,413)  $810,857
                             ========  ========  =======  =========   ========
   Operating income......... $108,002  $ 24,497  $ 5,378        --    $137,877
                             ========  ========  =======  =========   ========
   Identifiable assets...... $655,385  $ 50,701  $41,439  $ (66,666)  $680,859
                             ========  ========  =======  =========   ========
       TEN MONTHS ENDED       UNITED
       DECEMBER 31, 1996      STATES    CANADA   EUROPE  ELIMINATIONS  TOTALS
       -----------------     --------  --------  ------- ------------ --------
                                             (IN THOUSANDS)
   Sales to customers....... $493,653  $ 24,456  $43,425  $     --    $561,534
   Sales between geographic
    areas...................   13,637    60,866    1,714    (76,217)       --
                             --------  --------  -------  ---------   --------
   Net sales................ $507,290  $ 85,322  $45,139  $ (76,217)  $561,534
                             ========  ========  =======  =========   ========
   Operating income......... $ 54,381  $ 10,681  $ 6,282        --    $ 71,344
                             ========  ========  =======  =========   ========
   Identifiable assets...... $648,868  $ 52,690  $39,725  $ (65,571)  $675,712
                             ========  ========  =======  =========   ========

  The Predecessor also operated primarily in the office furniture industry in the United States, Canada and Europe. Summarized financial data regarding the Predecessor's operations according to geographic area is as follows:

       TWO MONTHS ENDED       UNITED
       FEBRUARY 29, 1996      STATES    CANADA   EUROPE  ELIMINATIONS  TOTALS
       -----------------     --------  --------  ------- ------------ --------
                                             (IN THOUSANDS)
   Sales to customers....... $ 78,267  $  4,415  $ 7,251  $     --    $ 89,933
   Sales to related parties.      299       --       --         --         299
   Sales between geographic
    areas...................    1,377     6,708      227     (8,312)        --
                             --------  --------  -------  ---------   --------
   Net sales................ $ 79,943  $ 11,123  $ 7,478  $  (8,312)  $ 90,232
                             ========  ========  =======  =========   ========
   Operating income (loss).. $(39,010) $   (734) $   185        --    $(39,559)
                             ========  ========  =======  =========   ========
          YEAR ENDED          UNITED
       DECEMBER 31, 1995      STATES    CANADA   EUROPE  ELIMINATIONS  TOTALS
       -----------------     --------  --------  ------- ------------ --------
                                             (IN THOUSANDS)
   Sales to customers....... $517,314  $ 31,132  $62,277  $     --    $610,723
   Sales to related parties.   10,169       --       --         --      10,169
   Sales between geographic
    areas...................   17,349    61,262    1,882    (80,493)       --
                             --------  --------  -------  ---------   --------
   Net sales................ $544,832  $ 92,394  $64,159  $ (80,493)  $620,892
                             ========  ========  =======  =========   ========
   Operating income......... $ 54,043  $    483  $   679        --    $ 55,205
                             ========  ========  =======  =========   ========

  For the two months ended February 29, 1996 and the year ended December 31, 1995, allocated corporate expenses from Westinghouse were prorated to the geographic segments based on sales.

                                  KNOLL, INC.

  The Predecessor typically derived more than 10.0% of net sales from the U.S. federal government. The Predecessor's sales to the U.S. federal government totaled $9,925,000 for the two months ended February 29, 1996 and $58,090,000 for the year ended December 31, 1995. The Company's total sales to the U.S. federal government were $62,672,000 for the year ended December 31, 1997 and $51,046,000 for the ten months ended December 31, 1996. Neither the Company nor the Predecessor engaged in export sales from the U.S. to unaffiliated customers in foreign countries.

  Sales between geographic areas are made at a transfer price that includes an appropriate mark-up.

24. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

  The following table sets forth summary information on a quarterly basis for the Company and the Predecessor for the respective periods presented below. See Note 2 regarding the presentation of per share amounts.

                                                        THE COMPANY
                                            -----------------------------------
                                             FIRST    SECOND   THIRD    FOURTH
                                            QUARTER  QUARTER  QUARTER  QUARTER
                                            -------- -------- -------- --------
                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                           DATA)
  1997
   Net sales............................... $177,833 $212,582 $208,402 $212,040
   Gross profit............................   67,974   86,176   83,714   83,031
   Income before extraordinary item........   11,638   16,956   19,471   18,378
   Net income..............................   11,638   11,619   19,471   18,378
   Pro forma income before extraordinary
    item per share of common stock:
     Basic.................................     0.37     0.46
     Diluted...............................     0.34     0.43
   Income before extraordinary item per
    share of common stock:
     Basic.................................                       0.48     0.45
     Diluted...............................                       0.45     0.42

                              PREDECESSOR  |              THE COMPANY
                              -----------  | -----------------------------------
                              TWO MONTHS   |  ONE MONTH
                                 ENDED     |    ENDED    SECOND    THIRD    FOURTH
                              FEBRUARY 29  |  MARCH 31  QUARTER   QUARTER  QUARTER
                              -----------  | --------- -------- --------- --------
                                  (IN      |
                              THOUSANDS)   | (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                           |
  1996                                     |
   Net sales.................  $ 90,232    | $ 48,080  $166,520 $ 167,184 $179,750
   Gross profit..............    30,518    |   15,537    58,574    61,046   67,536
   Income (loss) before                    |
    extraordinary item.......   (24,088)   |    449     7,527     7,685    6,334
   Net income (loss).........   (24,088)   |    449     7,527     7,685    1,175
   Pro forma income before                 |
    extraordinary item per                 |
    share of common stock:                 |
     Basic...................              |   0.01      0.24      0.25     0.21
     Diluted.................              |   0.01      0.22      0.22     0.18

  Earnings per share amounts for 1996 and the first three quarters of 1997 have been restated to comply with SFAS 128.

                                  KNOLL, INC.

  The Company recorded an extraordinary loss of $8,838,000 pre-tax ($5,337,000 after-tax) during the second quarter of 1997. This loss consisted of the write-off of unamortized deferred financing fees and the premium paid in connection with the early redemption of a portion of the Company's Senior Subordinated Notes. During the fourth quarter of 1996, the Company recorded a loss on the early extinguishment of debt amounting to $8,542,000 pre-tax ($5,159,000 after-tax). The loss consisted of the write-off of unamortized deferred financing fees in connection with the refinancing of the Company's credit agreement.

25. FINANCIAL INFORMATION FOR GUARANTORS OF THE COMPANY'S DEBT

  As discussed in Note 12, the Company's Senior Subordinated Notes are guaranteed by all existing and future directly or indirectly wholly owned domestic subsidiaries of the Company (the "Guarantors"). The Guarantors are Knoll Overseas, Inc., a holding company for the entities that conduct the Company's European business, and Spinneybeck Enterprises, Inc., which directly and through a Canadian subsidiary operates the Company's leather business.

  These Guarantors will irrevocably and unconditionally, fully, jointly and severally, guarantee the performance and payment when due, of all obligations under the Senior Subordinated Notes, limited to the largest amount that would not render such Guarantors' obligations under the guarantees subject to avoidance under any applicable federal or state fraudulent conveyance or similar law.

  The condensed consolidating information which follows presents:

  . Condensed consolidating financial information as of December 31, 1997 and 1996 and for the year ended December 31, 1997, ten months ended December 31, 1996, two months ended February 29, 1996 and year ended December 31, 1995 of (a) Knoll, Inc. (as the Issuer), (b) the Guarantors, (c) the combined non-Guarantors, (d) elimination entries and
     (e) the Company on a consolidated basis.

  . The Issuer and the Guarantors are shown with their investments in their subsidiaries accounted for on the equity method.

  The condensed consolidating financial information should be read in connection with the consolidated financial statements of the Company. Separate financial statements of the Guarantors are not presented because management has determined that separate financial statements are not material. The Guarantors are fully, jointly, severally and unconditionally liable under the guarantees.

  Certain amounts for 1996 in the condensed consolidating information have been reclassified to conform with the 1997 classifications.

                                  KNOLL, INC.

                                 BALANCE SHEET
                               DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                              GUARANTORS
                                      ---------------------------
                                      SPINNEYBECK
                                      ENTERPRISES,     KNOLL         NON-
                          KNOLL, INC.     INC.     OVERSEAS, INC. GUARANTORS ELIMINATIONS  TOTAL
                          ----------- ------------ -------------- ---------- ------------ --------
ASSETS
Current assets:
  Cash and cash
   equivalents..........   $  1,052     $   291       $   --       $  9,447   $     --    $ 10,790
  Customer receivables,
   net..................     97,364       1,629           --         23,858         --     122,851
  Accounts receivable--
   related parties......      2,380          35         2,257        41,427     (46,099)       --
  Inventories...........     46,665       7,443           --         14,141         --      68,249
  Deferred income
   taxes................     20,323         --            --            972         --      21,295
  Prepaid and other
   current assets.......      2,258          (2)            4         1,437         --       3,697
                           --------     -------       -------      --------   ---------   --------
Total current assets....    170,042       9,396         2,261        91,282     (46,099)   226,882
Property, plant and
 equipment, net.........    144,923         292           --         35,235         --     180,450
Intangible assets, net..    267,231         --            --          3,446         --     270,677
Equity investments......     95,308         567        14,947           --     (110,822)       --
Other noncurrent
 assets.................        731           9            97         2,013         --       2,850
                           --------     -------       -------      --------   ---------   --------
Total assets............   $678,235     $10,264       $17,305      $131,976   $(156,921)  $680,859
                           ========     =======       =======      ========   =========   ========
LIABILITIES AND
 STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of
   long-term debt.......   $ 10,000     $   --        $   --       $    --    $     --    $ 10,000
  Accounts payable--
   trade................     46,709         482           --         19,506         --      66,697
  Accounts payable--
   related parties......     41,290         137           (10)        4,682     (46,099)       --
  Income taxes payable..     (2,046)        223           (69)        8,683         --       6,791
  Other current
   liabilities..........     67,291         678         1,886         7,986         --      77,841
                           --------     -------       -------      --------   ---------   --------
Total current
 liabilities............    163,244       1,520         1,807        40,857     (46,099)   161,329
Long-term debt..........    196,250         --            --            779         --     197,029
Deferred income taxes...      3,149         --            --          2,152         --       5,301
Postretirement benefits
 obligation.............     16,424         --            --            --          --      16,424
Other noncurrent
 liabilities............      7,803         --            --          4,684         --      12,487
                           --------     -------       -------      --------   ---------   --------
Total liabilities.......    386,870       1,520         1,807        48,472     (46,099)   392,570
Stockholders' equity:
  Common stock..........        432         --            --            --          --         432
  Additional paid-in-
   capital..............    213,984       3,535        12,897        60,079     (75,545)   214,950
  Unearned stock grant
   compensation.........       (993)        --            --            --          --        (993)
  Retained earnings.....     77,942       5,209         2,601        27,467     (35,277)    77,942
  Cumulative foreign
   currency translation
   adjustment...........        --          --            --         (4,042)        --      (4,042)
                           --------     -------       -------      --------   ---------   --------
Total stockholders'
 equity.................    291,365       8,744        15,498        83,504    (110,822)   288,289
                           --------     -------       -------      --------   ---------   --------
Total liabilities and
 stockholders' equity...   $678,235     $10,264       $17,305      $131,976   $(156,921)  $680,859
                           ========     =======       =======      ========   =========   ========

                                  KNOLL, INC.

                                 BALANCE SHEET
                               DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                              GUARANTORS
                                      ---------------------------
                                      SPINNEYBECK
                                      ENTERPRISES,     KNOLL         NON-
                          KNOLL, INC.     INC.     OVERSEAS, INC. GUARANTORS ELIMINATIONS  TOTAL
                          ----------- ------------ -------------- ---------- ------------ --------
ASSETS
Current assets:
  Cash and cash
   equivalents..........   $     41      $  267       $   --       $  8,496   $     --    $  8,804
  Customer receivables,
   net..................     85,959       1,398           --         23,809         --     111,166
  Accounts receivable--
   related parties......      2,174          72           418        18,136     (20,800)       --
  Inventories...........     39,951       6,747           --         11,113         --      57,811
  Deferred income
   taxes................     17,079         --            --            395         --      17,474
  Prepaid and other
   current assets.......      7,595         (22)       (1,004)          855         --       7,424
                           --------      ------       -------      --------   ---------   --------
Total current assets....    152,799       8,462          (586)       62,804     (20,800)   202,679
Property, plant, and
 equipment, net.........    141,357         368           --         34,493         --     176,218
Intangible assets, net..    278,389         --            --          8,551         --     286,940
Equity investments......     75,571         550        12,789           --      (88,910)       --
Other noncurrent
 assets.................      9,976          13            97         2,289      (2,500)     9,875
                           --------      ------       -------      --------   ---------   --------
Total assets............   $658,092      $9,393       $12,300      $108,137   $(112,210)  $675,712
                           ========      ======       =======      ========   =========   ========
LIABILITIES AND
 STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of
   long-term debt.......   $ 23,000      $  --        $   --       $    265   $     --    $ 23,265
  Accounts payable--
   trade................     34,076         350           --         15,824         --      50,250
  Accounts payable--
   related parties......     17,717         --         (5,169)        8,252     (20,800)       --
  Income taxes payable..         11          19            (1)          359         --         388
  Other current
   liabilities..........     56,247         288         1,668         5,819         --      64,022
                           --------      ------       -------      --------   ---------   --------
Total current
 liabilities............    131,051         657        (3,502)       30,519     (20,800)   137,925
Long-term debt..........    330,000       2,500           --            889      (2,500)   330,889
Deferred income taxes...        --          --            --          1,931         --       1,931
Postretirement benefits
 obligation.............     15,873         --            --            --          --      15,873
Other noncurrent
 liabilities............      6,391         --            --          4,899         --      11,290
                           --------      ------       -------      --------   ---------   --------
Total liabilities.......    483,315       3,157        (3,502)       38,238     (23,300)   497,908
Stockholders' equity:
  Preferred stock.......      1,603         --            --            --          --       1,603
  Common stock..........         73         --            --            --          --          73
  Additional paid-in-
   capital..............    157,652       4,033        14,034        60,173     (75,745)   160,147
  Unearned stock grant
   compensation.........     (1,387)        --            --            --          --      (1,387)
  Retained earnings.....     16,836       2,203         1,768         9,194     (13,165)    16,836
  Cumulative foreign
   currency translation
   adjustment...........        --          --            --            532         --         532
                           --------      ------       -------      --------   ---------   --------
Total stockholders'
 equity.................    174,777       6,236        15,802        69,899     (88,910)   177,804
                           --------      ------       -------      --------   ---------   --------
Total liabilities and
 stockholders' equity...   $658,092      $9,393       $12,300      $108,137   $(112,210)  $675,712
                           ========      ======       =======      ========   =========   ========

                                  KNOLL, INC.

                            STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                            GUARANTORS
                                    ---------------------------
                                    SPINNEYBECK
                           KNOLL,   ENTERPRISES,     KNOLL         NON-
                            INC.        INC.     OVERSEAS, INC. GUARANTORS ELIMINATIONS  TOTAL
                          --------  ------------ -------------- ---------- ------------ --------
Sales to customers......  $698,392    $18,934        $  --       $ 93,531   $     --    $810,857
Sales to related
 parties................    22,545      3,507         1,192       103,412    (130,656)       --
                          --------    -------        ------      --------   ---------   --------
Total sales.............   720,937     22,441         1,192       196,943    (130,656)   810,857
Cost of sales to
 customers..............   450,099      7,707           703        67,902     (36,449)   489,962
Cost of sales to related
 parties................    14,530      3,507           --         76,170     (94,207)       --
                          --------    -------        ------      --------   ---------   --------
Gross profit............   256,308     11,227           489        52,871         --     320,895
Selling, general, and
 administrative
 expenses...............   151,907      6,287         1,828        22,996         --     183,018
                          --------    -------        ------      --------   ---------   --------
Operating income
 (loss).................   104,401      4,940        (1,339)       29,875         --     137,877
Interest expense........    24,960        --            --            115         --      25,075
Other income (expense),
 net....................      (190)       --             (1)        1,858         --       1,667
Income from equity
 investments............    19,837        117         2,158           --      (22,112)       --
                          --------    -------        ------      --------   ---------   --------
Income before income
 taxes and extraordinary
 item...................    99,088      5,057           818        31,618     (22,112)   114,469
Income tax expense
 (benefit)..............    32,645      2,051           (15)       13,345         --      48,026
                          --------    -------        ------      --------   ---------   --------
Income before
 extraordinary item.....    66,443      3,006           833        18,273     (22,112)    66,443
Extraordinary loss on
 early extinguishment of
 debt, net of taxes.....     5,337        --            --            --          --       5,337
                          --------    -------        ------      --------   ---------   --------
Net income..............  $ 61,106    $ 3,006        $  833      $ 18,273   $ (22,112)  $ 61,106
                          ========    =======        ======      ========   =========   ========

                                  KNOLL, INC.

                            STATEMENT OF OPERATIONS
                       TEN MONTHS ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                              GUARANTORS
                                      ---------------------------
                                      SPINNEYBECK
                                      ENTERPRISES,     KNOLL         NON-
                          KNOLL, INC.     INC.     OVERSEAS, INC. GUARANTORS ELIMINATIONS  TOTAL
                          ----------- ------------ -------------- ---------- ------------ --------
Sales to customers......   $480,857     $12,796       $   --       $ 67,881    $    --    $561,534
Sales to related
 parties................     13,227       2,210           --         62,580     (78,017)       --
                           --------     -------       -------      --------    --------   --------
Total sales.............    494,084      15,006           --        130,461     (78,017)   561,534
Cost of sales to
 customers..............    323,607       6,109           521        50,293     (21,689)   358,841
Cost of sales to related
 parties................      8,902       1,054           --         46,372     (56,328)       --
                           --------     -------       -------      --------    --------   --------
Gross profit (loss) ....    161,575       7,843          (521)       33,796         --     202,693
Selling, general, and
 administrative
 expenses...............    108,713       4,342         1,461        16,833         --     131,349
                           --------     -------       -------      --------    --------   --------
Operating income
 (loss).................     52,862       3,501        (1,982)       16,963         --      71,344
Interest expense........     32,706         --            --            246         --      32,952
Other income (expense),
 net....................        757          (4)          953        (1,259)        --         447
Income from equity
 investments............     10,319          77         2,769           --      (13,165)       --
                           --------     -------       -------      --------    --------   --------
Income before income
 taxes and extraordinary
 item...................     31,232       3,574         1,740        15,458     (13,165)    38,839
Income tax expense
 (benefit)..............      9,237       1,371           (28)        6,264         --      16,844
                           --------     -------       -------      --------    --------   --------
Income before
 extraordinary item.....     21,995       2,203         1,768         9,194     (13,165)    21,995
Extraordinary loss on
 early extinguishment of
 debt, net of taxes.....      5,159         --            --            --          --       5,159
                           --------     -------       -------      --------    --------   --------
Net income..............   $ 16,836     $ 2,203       $ 1,768      $  9,194    $(13,165)  $ 16,836
                           ========     =======       =======      ========    ========   ========

                                  KNOLL, INC.

                            STATEMENT OF OPERATIONS
                       TWO MONTHS ENDED FEBRUARY 29, 1996
                                 (IN THOUSANDS)

                                              GUARANTORS
                                      ---------------------------
                                      SPINNEYBECK
                                      ENTERPRISES,     KNOLL         NON-
                          KNOLL, INC.     INC.     OVERSEAS, INC. GUARANTORS ELIMINATIONS  TOTAL
                          ----------- ------------ -------------- ---------- ------------ --------
Sales to customers......   $ 76,172      $2,095        $ --        $11,666     $   --     $ 89,933
Sales to related
 parties................      1,617         330          --          6,935      (8,583)        299
                           --------      ------        -----       -------     -------    --------
Total sales.............     77,789       2,425          --         18,601      (8,583)     90,232
Cost of sales to
 customers..............     50,380         931          111         9,041        (949)     59,514
Cost of sales to related
 parties................      1,083         149          --          6,602      (7,634)        200
                           --------      ------        -----       -------     -------    --------
Gross profit (loss).....     26,326       1,345         (111)        2,958         --       30,518
Selling, general, and
 administrative
 expenses...............     16,800         725          224         3,507         --       21,256
Westinghouse long-term
 incentive compensation.     47,900         --           --            --          --       47,900
Allocated corporate
 expenses...............        921         --           --            --          --          921
                           --------      ------        -----       -------     -------    --------
Operating income
 (loss).................    (39,295)        620         (335)         (549)        --      (39,559)
Interest expense........        --          --           --            340         --          340
Other income (expense),
 net....................       (265)        --           170          (201)        --         (296)
Income (loss) from
 equity investments.....       (218)         23         (493)          --          688         --
                           --------      ------        -----       -------     -------    --------
Income (loss) before
 income taxes...........    (39,778)        643         (658)       (1,090)        688     (40,195)
Income tax expense (ben-
 efit)..................    (16,338)        259          (56)           28         --      (16,107)
                           --------      ------        -----       -------     -------    --------
Net income (loss).......   $(23,440)     $  384        $(602)      $(1,118)    $   688    $(24,088)
                           ========      ======        =====       =======     =======    ========

                                  KNOLL, INC.

                            STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1995
                                 (IN THOUSANDS)

                                              GUARANTORS
                                      ---------------------------
                                      SPINNEYBECK
                                      ENTERPRISES,     KNOLL         NON-
                          KNOLL, INC.     INC.     OVERSEAS, INC. GUARANTORS ELIMINATIONS  TOTAL
                          ----------- ------------ -------------- ---------- ------------ --------
Sales to customers......   $500,892     $14,090       $   --       $ 93,409    $  2,332   $610,723
Sales to related
 parties................     12,411       2,332           --         60,309     (64,883)    10,169
                           --------     -------       -------      --------    --------   --------
Total sales.............    513,303      16,422           --        153,718     (62,551)   620,892
Cost of sales to
 customers..............    342,202       5,501           831        84,544     (22,463)   410,615
Cost of sales to related
 parties................      8,564       2,472           373        35,696     (40,088)     7,017
                           --------     -------       -------      --------    --------   --------
Gross profit (loss).....    162,537       8,449        (1,204)       33,478         --     203,260
Selling, general, and
 administrative
 expenses...............    104,388       4,894         1,749        27,496         --     138,527
Allocated corporate
 expenses...............      9,528         --            --            --          --       9,528
                           --------     -------       -------      --------    --------   --------
Operating income
 (loss).................     48,621       3,555        (2,953)        5,982         --      55,205
Interest expense........        282         --            --          1,148         --       1,430
Other income (expense),
 net....................     (2,101)        --             68           436         --      (1,597)
Income (loss) from
 equity investments.....        211         --           (166)          --          (45)       --
                           --------     -------       -------      --------    --------   --------
Income (loss) before
 income taxes...........     46,449       3,555        (3,051)        5,270         (45)    52,178
Income tax expense (ben-
 efit)..................     22,553       1,476        (1,183)          --          --      22,846
                           --------     -------       -------      --------    --------   --------
Net income (loss).......   $ 23,896     $ 2,079       $(1,868)     $  5,270    $    (45)  $ 29,332
                           ========     =======       =======      ========    ========   ========

                                  KNOLL, INC.

                            STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                GUARANTORS
                                     --------------------------------
                                        SPINNEYBECK        KNOLL         NON-
                         KNOLL, INC. ENTERPRISES, INC. OVERSEAS, INC. GUARANTORS ELIMINATIONS  TOTAL
                         ----------- ----------------- -------------- ---------- ------------ --------
CASH PROVIDED BY
 OPERATING ACTIVITIES...  $124,109        $ 2,546          $ --        $ 8,607     $   --     $135,262
CASH FLOWS FROM
 INVESTING ACTIVITIES
Capital expenditures....   (26,740)           (22)           --         (6,347)         29     (33,080)
Proceeds from sale of
 assets.................       108            --             --             85         (29)        164
Payments received on
 intercompany loans.....     2,500            --             --            --       (2,500)        --
                          --------        -------          -----       -------     -------    --------
Cash used in investing
 activities.............   (24,132)           (22)           --         (6,262)     (2,500)    (32,916)
CASH FLOWS FROM
 FINANCING ACTIVITIES
Repayment of revolving
 credit facility, net...   (79,000)           --             --            --          --      (79,000)
Repayment of long-term
 debt...................   (67,750)           --             --           (238)        --      (67,988)
Repayment of
 intercompany loans.....       --          (2,500)           --            --        2,500         --
Premium paid for early
 extinguishment of
 debt...................    (5,775)           --             --            --          --       (5,775)
Proceeds from issuance
 of stock, net of stock
 issuance costs.........   133,559            --             --            --          --      133,559
Redemption of preferred
 stock..................   (80,000)           --             --            --          --      (80,000)
                          --------        -------          -----       -------     -------    --------
Cash used in financing
 activities.............   (98,966)        (2,500)           --           (238)      2,500     (99,204)
Effect of exchange rate
 changes on cash and
 cash equivalents.......       --             --             --         (1,156)        --       (1,156)
                          --------        -------          -----       -------     -------    --------
Increase in cash and
 cash equivalents.......     1,011             24            --            951         --        1,986
Cash and cash
 equivalents at
 beginning of year......        41            267            --          8,496         --        8,804
                          --------        -------          -----       -------     -------    --------
Cash and cash
 equivalents at end of
 year...................  $  1,052        $   291          $ --        $ 9,447     $   --     $ 10,790
                          ========        =======          =====       =======     =======    ========

                                  KNOLL, INC.

                            STATEMENT OF CASH FLOWS
                       TEN MONTHS ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                             GUARANTORS
                                     ---------------------------
                                     SPINNEYBECK
                                     ENTERPRISES,     KNOLL         NON-
                         KNOLL, INC.     INC.     OVERSEAS, INC. GUARANTORS ELIMINATIONS   TOTAL
                         ----------- ------------ -------------- ---------- ------------ ---------
CASH PROVIDED BY
 OPERATING ACTIVITIES...  $  78,889     $ 399         $ --        $10,214      $ --      $  89,502
CASH FLOWS FROM
 INVESTING ACTIVITIES
Acquisition of the
 company from
 Westinghouse...........   (579,801)      --            --            --         --       (579,801)
Capital expenditures....    (12,531)     (134)          --         (2,590)       --        (15,255)
Proceeds from sale of
 assets.................         43       --            --            175        --            218
                          ---------     -----         -----       -------      -----     ---------
Cash used in investing
 activities.............   (592,289)     (134)          --         (2,415)       --       (594,838)
CASH FLOWS FROM
 FINANCING ACTIVITIES
Repayment of short-term
 debt, net..............        --        --            --         (1,483)       --         (1,483)
Proceeds from revolving
 credit facility, net...     88,000       --            --            --         --         88,000
Repayment of long-term
 debt, net..............    265,000       --            --           (130)       --        264,870
Issuance of stock.......    160,400       --            --            --         --        160,400
Net receipts from
 (payments to) parent
 company................       (120)      --            --            120        --            --
                          ---------     -----         -----       -------      -----     ---------
Cash provided by (used
 in) financing
 activities.............    513,280       --            --         (1,493)       --        511,787
Effect of exchange rate
 changes on cash and
 cash equivalents.......        --        --            --             18        --             18
                          ---------     -----         -----       -------      -----     ---------
Increase (decrease) in
 cash and cash
 equivalents............       (120)      265           --          6,324        --          6,469
Cash and cash
 equivalents at
 beginning of period....        161         2           --          2,172        --          2,335
                          ---------     -----         -----       -------      -----     ---------
Cash and cash
 equivalents at end of
 period.................  $      41     $ 267         $ --        $ 8,496      $ --      $   8,804
                          =========     =====         =====       =======      =====     =========

                                  KNOLL, INC.

                            STATEMENT OF CASH FLOWS
                       TWO MONTHS ENDED FEBRUARY 29, 1996
                                 (IN THOUSANDS)

                                                GUARANTORS
                                     --------------------------------
                                        SPINNEYBECK        KNOLL         NON-
                         KNOLL, INC. ENTERPRISES, INC. OVERSEAS, INC. GUARANTORS ELIMINATIONS  TOTAL
                         ----------- ----------------- -------------- ---------- ------------ --------
CASH PROVIDED BY (USED
 IN) OPERATING
 ACTIVITIES.............  $(53,215)       $ 1,267          $ 651       $ 17,139    $(19,881)  $(54,039)
CASH FLOWS FROM
 INVESTING ACTIVITIES
Capital expenditures....    (2,022)           (28)           --            (246)        --      (2,296)
                          --------        -------          -----       --------    --------   --------
Cash used in investing
 activities.............    (2,022)           (28)           --            (246)        --      (2,296)
CASH FLOWS FROM
 FINANCING ACTIVITIES
Repayment of short-term
 debt, net..............    (2,055)           --             --          (1,750)        --      (3,805)
Net receipts from
 (payments to) parent
 company................    57,635         (1,419)          (651)       (14,598)     19,881     60,848
                          --------        -------          -----       --------    --------   --------
Cash provided by (used
 in) financing
 activities.............    55,580         (1,419)          (651)       (16,348)     19,881     57,043
Effect of exchange rate
 changes on cash and
 cash equivalents.......       --             --             --              58         --          58
                          --------        -------          -----       --------    --------   --------
Increase (decrease) in
 cash and cash
 equivalents............       343           (180)           --             603         --         766
Cash and cash
 equivalents at
 beginning of period....      (182)           182            --           1,569         --       1,569
                          --------        -------          -----       --------    --------   --------
Cash and cash
 equivalents at
 end of period..........  $    161        $     2          $ --        $  2,172    $    --    $  2,335
                          ========        =======          =====       ========    ========   ========

                                  KNOLL, INC.

                            STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1995
                                 (IN THOUSANDS)

                                                GUARANTORS
                                     --------------------------------
                                        SPINNEYBECK        KNOLL         NON-
                         KNOLL, INC. ENTERPRISES, INC. OVERSEAS, INC. GUARANTORS ELIMINATIONS  TOTAL
                         ----------- ----------------- -------------- ---------- ------------ --------
CASH PROVIDED BY (USED
 IN) OPERATING
 ACTIVITIES.............  $ 50,270        $ 6,203         $(4,017)     $(9,992)    $ 9,400    $ 51,864
CASH FLOWS FROM
 INVESTING ACTIVITIES
Capital expenditures....   (14,871)           --              --        (4,463)        --      (19,334)
Proceeds from sale of
 assets.................        42            --              --           274         --          316
Net payments to equity
 investments............      (186)           --              --           --          186         --
                          --------        -------         -------      -------     -------    --------
Cash used in investing
 activities.............   (15,015)           --              --        (4,189)        186     (19,018)
CASH FLOWS FROM
 FINANCING ACTIVITIES
Repayment of short-term
 debt, net..............       --             --              --       (20,961)        --      (20,961)
Repayment of long-term
 debt...................    (6,646)           --              --        (2,267)        --       (8,913)
Net receipts from
 (payments to) parent
 company................   (28,791)        (6,021)          4,017       33,481      (9,586)     (6,900)
                          --------        -------         -------      -------     -------    --------
Cash provided by (used
 in) financing
 activities.............   (35,437)        (6,021)          4,017       10,253      (9,586)    (36,774)
Effect of exchange rate
 changes
 on cash and cash
 equivalents............       --             --              --            13         --           13
                          --------        -------         -------      -------     -------    --------
Increase (decrease) in
 cash and
 cash equivalents.......      (182)           182             --        (3,915)        --       (3,915)
Cash and cash
 equivalents at
 beginning of year......       --             --              --         5,484         --        5,484
                          --------        -------         -------      -------     -------    --------
Cash and cash
 equivalents at end
 of year................  $   (182)       $   182         $   --       $ 1,569     $   --     $  1,569
                          ========        =======         =======      =======     =======    ========

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

          COLUMN A             COLUMN B   COLUMN C    COLUMN D      COLUMN E
----------------------------  ---------- ---------- ------------- -------------
                                         ADDITIONS
                              BALANCE AT CHARGED TO
                              BEGINNING  COSTS AND                 BALANCE AT
        DESCRIPTION           OF PERIOD   EXPENSES  DEDUCTIONS(1) END OF PERIOD
----------------------------  ---------- ---------- ------------- -------------
                                               (IN THOUSANDS)
VALUATION ACCOUNTS DEDUCTED
 IN THE CONSOLIDATED BALANCE
 SHEET FROM THE ASSETS TO
 WHICH THEY APPLY:
YEAR ENDED DECEMBER 31,
 1997:
  Allowance for doubtful
   accounts.................    $5,713     $1,943      $2,195        $5,461
TEN MONTHS ENDED DECEMBER
 31, 1996:
  Allowance for doubtful
   accounts.................     5,838      2,098       2,223         5,713
TWO MONTHS ENDED FEBRUARY
 29, 1996:
  Allowance for doubtful
   accounts.................     5,790        159         210         5,739
YEAR ENDED DECEMBER 31,
 1995:
  Allowance for doubtful
   accounts.................     4,700      2,720       1,630         5,790


--------
(1) Uncollectible accounts written off and foreign currency translation.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item is hereby incorporated by reference to the section entitled "Directors and Executive Officers of the Company" and the subsection "Section 16(a) Beneficial Ownership Reporting Compliance" under the section entitled "Board of Directors; Board Committees" in the Company's Proxy Statement for its Annual Shareholders' Meeting to be held on May 19, 1998 (the "Proxy Statement"). The Proxy Statement shall be filed with the Securities and Exchange Commission within 120 days of the end of the Company's latest fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item is hereby incorporated by reference to the section entitled "Executive Officer and Director Compensation" and the subsection "Performance Graph" under the section entitled "Board of Directors; Board Committees" in the Company's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is hereby incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners, Management and Directors" in the Company's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is hereby incorporated by reference to the section entitled "Certain Transactions" in the Company's Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)Documents filed as part of the report:

  (1) CONSOLIDATED FINANCIAL STATEMENTS

    The Consolidated Financial Statements of the Company are listed in the Table of Contents for the Financial Statements beginning on page F-1 of this Form 10-K.

  (2) FINANCIAL STATEMENT SCHEDULES

    Financial Statement Schedule II-Valuation and Qualifying Accounts is filed with this Form 10-K on page S-1 of this Form 10-K. All other schedules for which provision is made in the applicable regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

  (3) EXHIBITS

     EXHIBIT
     NUMBER                              DESCRIPTION
     -------                             -----------
      3.1***  Amended and Restated Certificate of Incorporation of the Company.
      3.2***  Amended and Restated By-Laws of the Company.
     10.1*    Stock Purchase Agreement, dated as of December 20, 1995, by and between Westinghouse and TKG.
     10.2*    Knoll, Inc. 1996 Stock Incentive Plan (formerly called the TKG
              Stock Incentive Plan).
     10.3*    Indenture, dated as of February 29, 1996, by and among the
              Company, T.K.G. Acquisition Corp., T.K.G. Acquisition Sub, Inc.,
              The Knoll Group, Inc., Knoll North America, Inc., Spinneybeck
              Enterprises, Inc. and Knoll Overseas, Inc., as guarantors, and
              IBJ Schroder Bank & Trust Company, as trustee, relating to
              $165,000,000 principal amount of 10.875% Senior Subordinated
              Notes due 2006, including form of Initial Global Note.
     10.4*    Supplemental Indenture, dated as of February 29, 1996, by and among the Company, as successor to T.K.G. Acquisition Sub, Inc., the Guarantors (as defined therein), and IBJ Schroder Bank &
              Trust Company, as trustee, relating to $165,000,000 principal amount of 10.875% Senior Subordinated Notes due 2006, including form of Initial Global Note.
     10.5**   Supplemental Indenture No. 2, dated as of March 14, 1997, by and among the Company, the Guarantors (as defined therein), and IBJ
              Schroder Bank & Trust Company, as trustee, relating to
              $165,000,000 principal amount of 10.875% Senior Subordinated
              Notes due 2006, including form of Initial Global Note.
     10.6**** Credit Agreement, dated as of August 8, 1997, by and among the
              Company, NationsBank, N.A., as Administrative Agent, The Chase
              Manhattan Bank, as Documentation Agent and other lending
              institutions.
     10.7**   Employment Agreement, dated as of February 29, 1996, between
              T.K.G. Acquisition Corp. and Burton B. Staniar.
     10.8**   Employment Agreement, dated as of February 29, 1996, between
              T.K.G. Acquisition Corp. and John H. Lynch.
     10.9**   Employment Agreement, dated as of February 29, 1996, between
              T.K.G. Acquisition Corp. and Andrew B. Cogan.

     EXHIBIT
     NUMBER                              DESCRIPTION
     -------                             -----------
     10.10*** Amendment to Employment Agreement, dated as of April 30, 1997, between the Company and Andrew B. Cogan.
     10.11**  Stockholders Agreement (Common Stock and Preferred Stock), dated as of February 29, 1996, among T.K.G. Acquisition Corp., Warburg,
              Pincus Ventures, L.P., and the signatories thereto.
     10.12**  Form of Stockholders Agreement (Restricted Shares), dated as of
              February 29, 1996, among T.K.G. Acquisition Corp., Warburg,
              Pincus Ventures, L.P., and the signatories thereto.
     10.13    Amended and Restated Knoll, Inc. 1997 Stock Incentive Plan
              (subject to stockholder approval).
     10.14**  Consulting Agreement, dated as of December 1, 1996, between
              Wolfgang Billstein and Knoll, Inc.
     10.15    Amendment No. 1 to December 1, 1996 Consulting Agreement between
              Wolfgang Billstein and Knoll, Inc.
     10.16*** Form of Agreement, dated as of April 15, 1997, by and among the
              Company, Warburg, Pincus Ventures, L.P., NationsBanc Investment
              Corp. and the Investors (as defined therein).
     21**     Subsidiaries of the Registrant.
     23.1     Consent of Independent Auditors for Ernst & Young LLP.
     23.2     Consent of Independent Accountants for Price Waterhouse LLP.
     27.1     Financial Data Schedule for the Year Ended December 31, 1997.
     27.2     Restated Financial Data Schedule for the Three Months Ended March
              31, 1997, the Six Months Ended June 30, 1997 and the Nine Months
              Ended September 30, 1997.
     27.3     Restated Financial Data Schedule for the One Month Ended March
              31, 1996, the Four Months Ended June 30, 1996, the Seven Months
              Ended September 30, 1996 and the Ten Months Ended December 31,
              1996.

(b)Current Reports on Form 8-K:

  The Company did not file any reports on Form 8-K during the three months ended December 31, 1997.

--------
   * Incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-2972), which was declared effective by the Commission on June 12, 1996.
  ** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
 *** Incorporated by reference to the Company's Registration Statement on Form
     S-1 (File No. 333-23399), which was declared effective by the Commission on May 9, 1997.
**** Incorporated by reference to the Company's Registration Statement on Form
     S-1 (File No. 333-36407), which was filed on September 25, 1997 and subsequently withdrawn.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March 1998.

                                          KNOLL, INC.

                                                  /s/ Burton B. Staniar
                                          By: _________________________________
                                                    BURTON B. STANIAR
                                                  Chairman of the Board

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

    /s/ Burton B. Staniar      Chairman of the Board      March 30, 1998
-----------------------------
      BURTON B. STANIAR

      /s/ John H. Lynch        President, Chief           March 30, 1998
-----------------------------  Executive  Officer and
        JOHN H. LYNCH          Director
                              (Principal Executive Officer)

    /s/ Douglas J. Purdom      Chief Financial Officer    March 30, 1998
----------------------------- (Principal Financial
      DOUGLAS J. PURDOM        Officer)

     /s/ Barry L. McCabe       Controller                 March 30, 1998
----------------------------- (Principal Accounting Officer)
       BARRY L. MCCABE

     /s/ John W. Amerman       Director                   March 30, 1998
-----------------------------
       JOHN W. AMERMAN

     /s/ Andrew B. Cogan       Director                   March 30, 1998
-----------------------------
       ANDREW B. COGAN

     /s/ Robert J. Dolan       Director                   March 30, 1998
-----------------------------
       ROBERT J. DOLAN

    /s/ Jeffrey A. Harris      Director                   March 30, 1998
-----------------------------
      JEFFREY A. HARRIS

     /s/ Sidney Lapidus        Director                   March 30, 1998
-----------------------------
       SIDNEY LAPIDUS

       /s/ Kewsong Lee         Director                   March 30, 1998
-----------------------------
         KEWSONG LEE

   /s/ John L. Vogelstein      Director                   March 30, 1998
-----------------------------
     JOHN L. VOGELSTEIN

                                 EXHIBIT INDEX

 EXHIBIT
  NUMBER                            DESCRIPTION                            PAGE
 -------                            -----------                            ----
  3.1***  Amended and Restated Certificate of Incorporation of the
          Company.
  3.2***  Amended and Restated By-Laws of the Company.
 10.1*    Stock Purchase Agreement, dated as of December 20, 1995, by and between Westinghouse and TKG.
 10.2*    Knoll, Inc. 1996 Stock Incentive Plan (formerly called the TKG
          Stock Incentive Plan).
 10.3*    Indenture, dated as of February 29, 1996, by and among the
          Company, T.K.G. Acquisition Corp., T.K.G. Acquisition Sub,
          Inc., The Knoll Group, Inc., Knoll North America, Inc.,
          Spinneybeck Enterprises, Inc. and Knoll Overseas, Inc., as
          guarantors, and IBJ Schroder Bank & Trust Company, as trustee, relating to $165,000,000 principal amount of 10.875% Senior
          Subordinated Notes due 2006, including form of Initial Global
          Note.
 10.4*    Supplemental Indenture, dated as of February 29, 1996, by and among the Company, as successor to T.K.G. Acquisition Sub,
          Inc., the Guarantors (as defined therein), and IBJ Schroder
          Bank & Trust Company, as trustee, relating to $165,000,000 principal amount of 10.875% Senior Subordinated Notes due
          2006, including form of Initial Global Note.
 10.5**   Supplemental Indenture No. 2, dated as of March 14, 1997, by and among the Company, the Guarantors (as defined therein), and IBJ Schroder Bank & Trust Company, as trustee, relating to
          $165,000,000 principal amount of 10.875% Senior Subordinated
          Notes due 2006, including form of Initial Global Note.
 10.6**** Credit Agreement, dated as of August 8, 1997, by and among the
          Company, NationsBank, N.A., as Administrative Agent, The Chase
          Manhattan Bank, as Documentation Agent and other lending
          institutions.
 10.7**   Employment Agreement, dated as of February 29, 1996, between
          T.K.G. Acquisition Corp. and Burton B. Staniar.
 10.8**   Employment Agreement, dated as of February 29, 1996, between
          T.K.G. Acquisition Corp. and John H. Lynch.
 10.9**   Employment Agreement, dated as of February 29, 1996, between
          T.K.G. Acquisition Corp. and Andrew B. Cogan.
 10.10*** Amendment to Employment Agreement, dated as of April 30, 1997, between the Company and Andrew B. Cogan.
 10.11**  Stockholders Agreement (Common Stock and Preferred Stock),
          dated as of February 29, 1996, among T.K.G. Acquisition Corp.,
          Warburg, Pincus Ventures, L.P., and the signatories thereto.
 10.12**  Form of Stockholders Agreement (Restricted Shares), dated as of February 29, 1996, among T.K.G. Acquisition Corp., Warburg,
          Pincus Ventures, L.P., and the signatories thereto.
 10.13    Amended and Restated Knoll, Inc. 1997 Stock Incentive Plan
          (subject to stockholder approval).
 10.14**  Consulting Agreement, dated as of December 1, 1996, between
          Wolfgang Billstein and Knoll, Inc.
 10.15    Amendment No. 1 to December 1, 1996 Consulting Agreement
          between Wolfgang Billstein and Knoll, Inc.
 10.16*** Form of Agreement, dated as of April 15, 1997, by and among the Company, Warburg, Pincus Ventures, L.P., NationsBanc
          Investment Corp. and the Investors (as defined therein).
 21**     Subsidiaries of the Registrant.

 EXHIBIT
 NUMBER                            DESCRIPTION                             PAGE
 -------                           -----------                             ----
 23.1    Consent of Independent Auditors for Ernst & Young LLP.
 23.2    Consent of Independent Accountants for Price Waterhouse LLP.
 27.1    Financial Data Schedule for the Year Ended December 31, 1997.
 27.2    Restated Financial Data Schedule for the Three Months Ended
         March 31, 1997, the Six Months Ended June 30, 1997 and the Nine
         Months Ended September 30, 1997.
 27.3    Restated Financial Data Schedule for the One Month Ended March
         31, 1996, the Four Months Ended June 30, 1996, the Seven Months
         Ended September 30, 1996 and the Ten Months Ended December 31,
         1996.

--------
   * Incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-2972), which was declared effective by the Commission on June 12, 1996.
  ** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
 *** Incorporated by reference to the Company's Registration Statement on Form
     S-1 (File No. 333-23399), which was declared effective by the Commission on May 9, 1997.
**** Incorporated by reference to the Company's Registration Statement on Form
     S-1 (File No. 333-36407), which was filed on September 25, 1997 and subsequently withdrawn.