Form 10-Q
period 1998-03-31
KNOLL INC
filed 1998-05-14
CIK 1011570

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _________________ to __________________


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

As of May 8, 1998, there were 43,425,811 shares of the Registrant's common stock, par value $0.01 per share, outstanding.

                                   KNOLL, INC.

                         TABLE OF CONTENTS FOR FORM 10-Q




ITEM                                                                                                              PAGE
----                                                                                                              ----
                                          PART I -- FINANCIAL INFORMATION

1.     Condensed Consolidated Financial Statements (Unaudited):
         Condensed Consolidated Balance Sheets at March 31, 1998 and December 31, 1997 ........................     3
         Condensed Consolidated Statements of Operations for the three months ended March 31, 1998 and
             1997..............................................................................................     4
         Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and
             1997..............................................................................................     5
         Notes to the Condensed Consolidated Financial Statements .............................................     6

2.     Management's Discussion and Analysis of Financial Condition and Results of Operations...................     9


                                            PART II -- OTHER INFORMATION

2.     Changes in Securities and Use of Proceeds ..............................................................    11

6.     Exhibits and Reports on Form 8-K .......................................................................    11

Signatures ....................................................................................................    12

Exhibit Index .................................................................................................    13

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
---------------------------------------------------------------

                                   KNOLL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               MARCH 31, 1998       DECEMBER 31, 1997
                                                                               --------------       -----------------
ASSETS
Current assets:
    Cash and cash equivalents.........................................            $  9,692               $ 10,790
    Customer receivables, net.........................................             122,613                122,851
    Inventories.......................................................              74,822                 68,249
    Deferred income taxes.............................................              20,980                 21,295
    Prepaid and other current assets..................................               3,628                  3,697
                                                                                  --------               --------
         Total current assets.........................................             231,735                226,882
Property, plant and equipment.........................................             229,492                224,274
Accumulated depreciation..............................................             (51,384)               (43,824)
                                                                                  --------               --------
         Property, plant and equipment, net...........................             178,108                180,450
Intangible assets.....................................................             285,228                285,057
Accumulated amortization..............................................             (16,381)               (14,380)
                                                                                  --------               --------
         Intangible assets, net.......................................             268,847                270,677
Other noncurrent assets...............................................               4,233                  2,850
                                                                                  --------               --------
         Total Assets.................................................            $682,923               $680,859
                                                                                  ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt..............................            $     --               $ 10,000
    Accounts payable..................................................              66,024                 66,697
    Income taxes payable..............................................               6,788                  6,791
    Other current liabilities.........................................              63,199                 77,841
                                                                                  --------               --------
         Total current liabilities....................................             136,011                161,329
Long-term debt........................................................             197,001                197,029
Postretirement benefits obligation....................................              16,804                 16,424
Other noncurrent liabilities..........................................              21,023                 17,788
                                                                                  --------               --------
         Total liabilities............................................             370,839                392,570
                                                                                  --------               --------
Stockholders' equity:
    Common stock, $0.01 par value; authorized 100,000,000 shares;
       issued and outstanding 43,425,811 shares in 1998 and
       43,234,943 shares in 1997......................................                 434                    432
    Additional paid-in-capital........................................             218,908                214,950
    Unearned stock grant compensation.................................                (921)                  (993)
    Retained earnings.................................................              97,752                 77,942
    Accumulated other comprehensive income............................              (4,089)                (4,042)
                                                                                  --------               --------
         Total stockholders' equity...................................             312,084                288,289
                                                                                  --------               --------
         Total Liabilities and Stockholders' Equity...................            $682,923               $680,859
                                                                                  ========               ========


                                   See accompanying notes.

                                   KNOLL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                             --------------------------------
                                                                                 1998                 1997
                                                                             -----------          -----------


Sales................................................................          $220,775             $177,833

Cost of sales........................................................           133,452              109,859
                                                                              ---------            ---------

Gross profit.........................................................            87,323               67,974

Selling, general and administrative expenses.........................            49,273               40,058
                                                                              ---------            ---------

Operating income.....................................................            38,050               27,916

Interest expense.....................................................             4,583                7,742

Other expense, net...................................................               418                   74
                                                                              ---------            ---------

Income before income tax expense.....................................            33,049               20,100

Income tax expense...................................................            13,239                8,462
                                                                              ---------            ---------

Net income...........................................................         $  19,810            $  11,638
                                                                              =========            =========


Net income per share of common stock:
    Basic............................................................         $    0.48
                                                                              =========
    Diluted..........................................................         $    0.45
                                                                              =========

Weighted average shares of common stock outstanding:
    Basic............................................................            41,181
                                                                              =========
    Diluted..........................................................            43,859
                                                                              =========

Pro forma net income per share of common stock (Note 4):
    Basic............................................................                              $    0.37
                                                                                                   =========
    Diluted..........................................................                              $    0.34
                                                                                                   =========

Pro forma weighted average shares of common stock outstanding
   (Note 4):
       Basic.........................................................                                 31,306
                                                                                                   =========
       Diluted.......................................................                                 34,709
                                                                                                   =========


Supplemental pro forma as adjusted data (Note 5):
   Pro forma net income..............................................                              $  12,523
                                                                                                   =========
   Pro forma net income per share of common stock:
       Basic.........................................................                              $    0.31
                                                                                                   =========
       Diluted.......................................................                              $    0.29
                                                                                                   =========
   Pro forma weighted average shares of common stock outstanding:
       Basic.........................................................                                 39,786
                                                                                                   =========
       Diluted.......................................................                                 43,189
                                                                                                   =========
                                              See accompanying notes.

                                                         4

                                   KNOLL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                               ----------------------------
                                                                                   1998             1997
                                                                               -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income...............................................................       $  19,810        $  11,638
Adjustments to reconcile net income to net cash provided by
   operating activities:
      Depreciation and amortization......................................           9,579            8,693
      Other..............................................................             376               81
      Changes in assets and liabilities:
          Customer receivables...........................................            (184)           4,693
          Inventories....................................................          (6,728)          (3,845)
          Accounts payable...............................................            (212)           1,053
          Current and deferred income taxes..............................           2,677            6,830
          Other current assets and liabilities...........................         (14,660)          (9,686)
          Other noncurrent assets and liabilities........................             661            4,470
                                                                                ---------        ---------
Cash provided by operating activities....................................          11,319           23,927
                                                                                ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment...............................          (5,483)          (2,844)
Proceeds from sale of assets.............................................               7               33
                                                                                ---------        ---------
Cash used in investing activities........................................          (5,476)          (2,811)
                                                                                ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of revolving credit facility, net..............................         (10,000)         (13,000)
Repayment of long-term debt..............................................              --           (5,000)
Proceeds from issuance of stock..........................................           3,290               --
                                                                                ---------        ---------
Cash used in financing activities........................................          (6,710)         (18,000)
                                                                                ---------        ---------

Effect of exchange rate changes on cash and cash equivalents.............            (231)            (856)
                                                                                ---------        ---------

Increase (decrease) in cash and cash equivalents.........................          (1,098)           2,260

Cash and cash equivalents at beginning of period.........................          10,790            8,804
                                                                                ---------        ---------

Cash and cash equivalents at end of period...............................       $   9,692        $  11,064
                                                                                =========        =========

                                              See accompanying notes.



                                   KNOLL, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)



1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Knoll, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are reflected in the condensed consolidated financial statements. Supplemental pro forma as adjusted data is provided solely for additional analysis and is not intended to be a presentation in accordance with generally accepted accounting principles. The condensed consolidated balance sheet as of December 31, 1997 is derived from the Company's 1997 audited financial statements. The condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year ending December 31, 1998.


2.  INVENTORIES

                                                            MARCH 31, 1998     DECEMBER 31, 1997
                                                            --------------     -----------------
                                                                      (In Thousands)

       Raw materials...................................         $44,050              $39,978
       Work in process.................................          10,779                9,673
       Finished goods..................................          19,993               18,598
                                                                -------              -------
       Inventories.....................................         $74,822              $68,249
                                                                =======              =======


3.  INITIAL PUBLIC OFFERING

The Company completed an initial public offering of its common stock during the second quarter of 1997. An aggregate of 9,200,000 shares, including 720,000 shares sold by a selling stockholder, were sold during May and June 1997 at $17.00 per share. In connection with the initial public offering, a portion of the Company's Series A 12% Participating Convertible Preferred Stock ("Series A Preferred Stock") was redeemed, and the remaining shares of Series A Preferred Stock were converted into common stock.

The net proceeds to the Company from the initial public offering amounted to $133.4 million after deducting related expenses. The net proceeds, together with borrowings of $11.7 million under the Company's then-existing revolving credit facility, were used (i) to redeem a portion of the Series A Preferred Stock for $80.0 million and (ii) to redeem an aggregate principal amount of $57.8 million of the Company's 10.875% Senior Subordinated Notes for a total redemption price of $65.1 million, including a redemption premium of $5.7 million and accrued and unpaid interest thereon of $1.6 million. The redemption premium of $5.7 million and the write-off of unamortized financing costs of $3.1 million associated with the early redemption of the 10.875% Senior Subordinated Notes resulted in an extraordinary loss of $5.3 million, net of taxes.

4.  SHARES AND PER SHARE DATA

All shares and per share data for the three months ended March 31, 1997 have been adjusted to give retroactive effect to the 3.13943-for-1 stock split that occurred on May 6, 1997.

Because of the significance of the redemption and conversion into common stock of the Series A Preferred Stock in connection with the Company's initial public offering, historical net income per share is not presented for the three months ended March 31, 1997. Pro forma income per share amounts are based on the weighted average number of shares of common stock and potentially dilutive securities (employee stock options and nonvested restricted stock grants) outstanding during the period, after giving effect to the redemption and conversion into common stock of the Series A Preferred Stock assuming such redemption and conversion had occurred at the beginning of the period. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 98, all common stock and options to purchase common stock issued for nominal consideration prior to the initial public offering have been reflected as outstanding as of the beginning of the period.

As of December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. As such, pro forma earnings per share amounts for the three months ended March 31, 1997 have been restated to conform to the requirements of SFAS 128.


5.  SUPPLEMENTAL PRO FORMA AS ADJUSTED DATA

The supplemental pro forma as adjusted data is included for purposes of additional analysis. It presents results of operations assuming that the initial public offering of the Company's common stock and the application of the net proceeds to the Company therefrom together with related borrowings under the Company's then-existing revolving credit facility occurred at the beginning of the period. Such pro forma as adjusted data does not reflect the 1997 extraordinary loss of $5.3 million, net of taxes, incurred as a result of the early redemption of a portion of the Company's 10.875% Senior Subordinated Notes. The supplemental pro forma as adjusted weighted average shares of common stock outstanding reflect the initial public offering of the Company's common stock and the redemption and conversion into common stock of the Series A Preferred Stock as of the beginning of the period presented.

The supplemental pro forma as adjusted data reflects interest savings from the redemption of an aggregate principal amount of $57.8 million of the Company's 10.875% Senior Subordinated Notes, additional interest expense incurred on $11.7 million in related borrowings under the Company's then-existing revolving credit facility and related income tax effects. Interest expense (including the amortization of deferred financing fees) has been decreased by $1.5 million for the three months ended March 31, 1997. This interest adjustment is based on the actual interest rate of 10.875% for the Senior Subordinated Notes and a weighted average interest rate of 6.6% for the then-existing revolving credit facility. The weighted average interest rate approximates the actual interest rate for the first quarter of 1997 for the Company's average outstanding borrowings under the then-existing revolving credit facility. Income tax expense has been increased by $580,000 for the three months ended March 31, 1997 to reflect the assumed income tax effects of the interest expense adjustments.

The supplemental pro forma as adjusted information does not purport to represent what the Company's results actually would have been if the aforementioned events had occurred at the beginning of the period, nor does such information purport to project the results of the Company for any future periods. The unaudited pro forma as adjusted financial information is based upon assumptions that the Company believes are reasonable.

6.    EARNINGS PER SHARE

The following table sets forth a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands, except per share amounts):



                                                                                WEIGHTED AVERAGE
                                                                NET INCOME           SHARES           PER SHARE
                                                               (NUMERATOR)        (DENOMINATOR)         AMOUNT
                                                               -----------      ----------------      ---------
THREE MONTHS ENDED MARCH 31, 1998:
Basic earnings per share................................         $19,810             41,181              $0.48
                                                                                                         =====
Effect of dilutive potential common shares:
    Employee stock options..............................              --                609
    Nonvested restricted stock grants...................              --              2,069
                                                                 -------             ------
Diluted earnings per share..............................         $19,810             43,859              $0.45
                                                                 =======             ======              =====

THREE MONTHS ENDED MARCH 31, 1997:
Basic pro forma earnings per share......................         $11,638              31,306             $0.37
                                                                                                         =====
Dilutive effect of nonvested restricted stock grants....              --               3,403
                                                                 -------              ------
Diluted pro forma earnings per share....................         $11,638              34,709             $0.34
                                                                 =======              ======             =====


7.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes rules for the reporting and presentation of comprehensive income and its components. SFAS 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. The accumulated foreign currency translation adjustment as of December 31, 1997 has been reclassified to conform to the requirements of SFAS 130. The adoption of SFAS 130 did not impact the Company's net income or total stockholders' equity. For the three months ended March 31, 1998 and 1997, total comprehensive income amounted to $19.8 million and $9.6 million.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed for or Obtained for Internal-Use" ("SOP 98-1"). SOP 98-1 is effective for the Company beginning on January 1, 1999. It will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal-use. The Company currently expenses such costs as incurred. The Company has not yet assessed the impact of SOP 98-1 on the Company's future earnings or financial position.


8.  RECLASSIFICATIONS

Certain amounts for 1997 in the accompanying condensed consolidated financial statements have been reclassified to conform to the 1998 classifications.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
        OF OPERATIONS
        -------------

The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto and in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1997.

RESULTS OF OPERATIONS

COMPARISON OF FIRST QUARTER ENDED MARCH 31, 1998 TO FIRST QUARTER ENDED MARCH 31, 1997

Sales. Sales for the first quarter of 1998 were $220.8 million, an increase of $43.0 million, or 24.2%, from sales of $177.8 million for the first quarter of 1997. Sales levels continued to benefit from increased sales and marketing efforts and favorable industry dynamics.

Gross Profit. Gross profit was $87.3 million for the first quarter of 1998, an increase of $19.3 million, or 28.4%, from gross profit of $68.0 million for the first quarter of 1997. Gross profit as a percentage of sales increased to 39.6% for the first quarter of 1998 from 38.2% for the first quarter of 1997. These increases were principally due to higher sales volumes, better pricing in North America and continued focus on cost management.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $49.3 million for the first quarter of 1998 and $40.1 million for the first quarter of 1997. This increase of $9.2 million is primarily due to incremental employee costs related to higher sales and profit levels in addition to increased expenses related to technology initiatives. As a percentage of sales, the Company's selling, general and administrative expenses decreased to 22.3% for the first quarter of 1998 from 22.6% for the first quarter of 1997.

Operating Income. Operating income increased to $38.1 million for the first quarter of 1998, an increase of $10.2 million, or 36.6%, from $27.9 million for the first quarter of 1997. As noted above, these improvements were driven by higher sales volumes, improved gross margins and continued focus on cost management.

Interest Expense. Interest expense was $4.6 million for the first quarter of 1998 compared to $7.7 million for the first quarter of 1997. The decrease in interest expense is primarily attributable to the overall reduction of debt from $354.2 million at December 31, 1996 to $197.0 million at March 31, 1998.

Income Tax Expense. Income tax expense as a percentage of pre-tax income was 40.1% for the first quarter of 1998 compared to 42.1% for the first quarter of 1997. The difference is primarily attributable to the changing quarterly mix of pre-tax income between countries in which the Company operates with differing effective tax rates.

Net Income Per Share. Net income for the first quarter of 1998 was $0.45 per share diluted, an increase of 32.4% over the pro forma $0.34 per share diluted earned for the first quarter of 1997.

Pro Forma Net Income and Net Income Per Share as Adjusted for the Initial Public Offering. Net income for the first quarter of 1998 was $19.8 million ($0.45 per share diluted), an increase of $7.3 million ($0.16 per share), or 58.4%, compared to supplemental pro forma as adjusted net income of $12.5 million ($0.29 per share diluted) for the first quarter of 1997. Supplemental pro forma as adjusted data reflects the sale of 8,480,000 shares of common stock by the Company in its initial public offering and the application of the net proceeds therefrom together with related borrowings under the Company's then-existing revolving credit facility as if such events occurred at the beginning of the period presented. Consequently, such results include interest savings from the early redemption of a portion of the Company's 10.875% Senior Subordinated Notes, additional interest expense for related borrowings under the Company's then-existing revolving credit facility and related income tax effects. Pro forma as adjusted results exclude the 1997 extraordinary loss of $5.3 million, net of taxes, incurred in connection with the early redemption of a portion of the Company's 10.875% Senior Subordinated Notes.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 1998, the Company generated cash flow from operations of $11.3 million. Cash provided by operations resulted primarily from earnings before depreciation and amortization offset by cash used for working capital purposes.

The Company spent $5.5 million for capital expenditures during the first quarter of 1998. In addition, the Company repaid $10.0 million of bank debt and received $3.3 million from stock issued under its employee stock plans during the first quarter of 1998.

As of March 31, 1998, the Company had an aggregate of $194.9 million available for borrowing under its U.S. and European revolving credit facilities. The Company believes that internally generated cash flows together with borrowings under its revolving credit facilities will be sufficient to meet its cash needs for the next twelve months. The Company's debt instruments contain certain covenants that, among other things, limit the Company's ability to incur additional indebtedness and pay dividends as well as require the maintenance of certain financial ratios.

BACKLOG

The Company's backlog of unfilled orders was $149.5 million at March 31, 1998 and $110.7 million at March 31, 1997. The Company manufactures substantially all of its products to order and expects to fill substantially all outstanding unfilled orders within the next twelve months. As such, backlog is not a significant factor used to predict the Company's long-term business prospects.

YEAR 2000

The Company continues to implement its strategic project to replace and enhance its existing manufacturing and business technology with a new fully integrated system, which the Company believes to be year 2000 compliant. The Company anticipates completing the project during the first half of 1999 and estimates that the total project cost will be approximately $26.0 million. The Company has incurred expenditures of approximately $13.7 million ($10.8 million expense and $2.9 million capital) related to the project to date.

The costs and completion date of the project are based on the best estimates of management, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. There can be no guarantee that these estimates are accurate. Actual results could differ materially from those anticipated and, therefore, could have a material adverse effect on the Company's operations. In addition, there can be no guarantee that the systems of other companies on which the Company relies will be year 2000 compliant on a timely basis and would not have a material adverse effect on the Company's operations.

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

Certain portions of this Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. Forward-looking statements relate to future operations, strategies, financial results or other developments and are not based on historical information. In particular, statements using verbs such as "anticipates," "believes," "estimates," "expects," or words of similar meaning generally involve forward-looking statements. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the highly competitive nature of the market in which the Company competes, including the introduction of new products or pricing changes by the Company's competitors; risks associated with the Company's growth strategy, including the risk that the Company's introduction of new products will not achieve the same degree of success achieved historically by the Company's products; the Company's indebtedness, which requires a substantial portion of the Company's cash flow from operations to be dedicated to debt service, making such cash flow unavailable for other purposes, and which could limit the Company's flexibility in reacting to changes in its industry or economic conditions generally; the Company's dependence on key personnel; the ability of the Company to maintain its relationships with its dealers; the Company's reliance on its patents and other intellectual property; environmental laws and regulations, including those that may be enacted in the future, that affect the ownership and operation of the Company's manufacturing plants; risks relating to potential labor disruptions: fluctuations in foreign currency exchange rates; and fluctuations in industry revenues driven by a variety of macroeconomic factors, including white collar employment levels, corporate cash flows, and non-residential commercial construction, as well as by a variety of industry factors such as corporate reengineering and restructuring, technology demands, ergonomic, health and safety concerns and corporate relocations.

                          PART II -- OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------

SALES OF UNREGISTERED SECURITIES

Options to purchase 10,000 shares of common stock were granted to an employee of the Company on January 5, 1998 pursuant to the Knoll, Inc. 1997 Stock Incentive Plan. These options were issued at an exercise price of $33.375 per share, fair market value at the time of grant, and vest over periods determined at their date of grant. Such grants were made in reliance on the exemption from registration pursuant to Section 4(2) of the Securities Act. The shares of common stock issuable upon the exercise of such options were subsequently registered pursuant to the Company's Registration Statement on Form S-8 (File No. 333-49117), which was filed with the Securities and Exchange Commission on April 1, 1998.

RESTRICTIONS ON DIVIDENDS

The credit agreement governing the Company's revolving credit facility and the indenture relating to the Company's 10.875% Senior Subordinated Notes limit the Company's ability to pay dividends to its stockholders. In addition, the current policy of the Company's Board of Directors is to retain earnings to finance the operations and expansion of the Company's business. Any future determination to pay dividends will depend on the Company's results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant by the Board of Directors.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

a.  Exhibits:

     27      Financial Data Schedule.

b.  Current Reports on Form 8-K:

    The Company did not file any reports on Form 8-K during the three months ended March 31, 1998.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   KNOLL, INC.



Date:  May 14, 1998                                By: /s/ Burton B. Staniar
                                                      ----------------------
                                                       BURTON B. STANIAR
                                                       Chairman of the Board


Date:  May 14, 1998                                By: /s/ Douglas J. Purdom
                                                       ---------------------
                                                       DOUGLAS J. PURDOM
                                                       Senior Vice President and
                                                       Chief Financial Officer