Form 10-Q
period 1998-06-30
KNOLL INC
filed 1998-08-13
CIK 1011570

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended June 30, 1998

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from ___________ to _________


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

As of August 10, 1998, there were 43,465,771 shares of the Registrant's common stock, par value $0.01 per share, outstanding.

                                  KNOLL, INC.

                        TABLE OF CONTENTS FOR FORM 10-Q


ITEM                                                                                               PAGE
----                                                                                               ----
                                 PART I -- FINANCIAL INFORMATION

1.  Condensed Consolidated Financial Statements (Unaudited):
      Condensed Consolidated Balance Sheets at June 30, 1998 and December 31, 1997................  3
      Condensed Consolidated Statements of Operations for the three months ended June 30, 1998 and 1997 and the six months ended June 30, 1998 and 1997.................................  4
      Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 1998 and 1997.................................................................................  5
      Notes to the Condensed Consolidated Financial Statements....................................  6

2.  Management's Discussion and Analysis of Financial Condition and Results of Operations......... 10


                                 PART II -- OTHER INFORMATION

2.  Changes in Securities and Use of Proceeds..................................................... 13

4.  Submission of Matters to a Vote of Security Holders........................................... 13

5.  Other Information............................................................................. 14

6.  Exhibits and Reports on Form 8-K.............................................................. 14

Signatures........................................................................................ 15

Exhibit Index..................................................................................... 16

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

                                  KNOLL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            JUNE 30, 1998         DECEMBER 31, 1997
                                                                       -----------------------  ----------------------
ASSETS
Current assets:
  Cash and cash equivalents...........................................         $  8,713                $ 10,790
  Customer receivables, net...........................................          132,602                 122,851
  Inventories.........................................................           73,711                  68,249
  Deferred income taxes...............................................           21,110                  21,295
  Prepaid and other current assets....................................            4,655                   3,697
                                                                               --------                --------
        Total current assets..........................................          240,791                 226,882
Property, plant and equipment.........................................          236,653                 224,274
Accumulated depreciation..............................................          (58,897)                (43,824)
                                                                               --------                --------
        Property, plant and equipment, net............................          177,756                 180,450
Intangible assets.....................................................          283,478                 285,057
Accumulated amortization..............................................          (18,285)                (14,380)
                                                                               --------                --------
        Intangible assets, net........................................          265,193                 270,677
Other noncurrent assets...............................................            4,211                   2,850
                                                                               --------                --------
        Total Assets..................................................         $687,951                $680,859
                                                                               ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt................................         $     --                $ 10,000
  Accounts payable....................................................           66,536                  66,697
  Income taxes payable................................................            3,265                   6,791
  Other current liabilities...........................................           72,975                  77,841
                                                                               --------                --------
        Total current liabilities.....................................          142,776                 161,329
Long-term debt........................................................          168,017                 197,029
Postretirement benefits obligation....................................           17,189                  16,424
Other noncurrent liabilities..........................................           24,299                  17,788
                                                                               --------                --------
        Total liabilities.............................................          352,281                 392,570
                                                                               --------                --------
Stockholders' equity:
  Common stock, $0.01 par value; authorized 100,000,000 shares;
    issued and outstanding 43,453,213 shares in 1998 and 43,234,943
    shares in 1997....................................................              435                     432
  Additional paid-in-capital..........................................          219,554                 214,950
  Unearned stock grant compensation...................................             (851)                   (993)
  Retained earnings...................................................          122,815                  77,942
  Accumulated other comprehensive income..............................           (6,283)                 (4,042)
                                                                               --------                --------
        Total stockholders' equity....................................          335,670                 288,289
                                                                               --------                --------
        Total Liabilities and Stockholders' Equity....................         $687,951                $680,859
                                                                               ========                ========

                            See accompanying notes.

                                  KNOLL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                       JUNE 30,                          JUNE 30,
                                                           --------------------------------  --------------------------------
                                                                1998             1997             1998             1997
                                                           ---------------  ---------------  ---------------  ---------------
Sales............................................             $246,957         $212,582         $467,732         $390,415
Cost of sales....................................              149,119          126,406          282,571          236,265
                                                              --------         --------         --------         --------
Gross profit.....................................               97,838           86,176          185,161          154,150
Selling, general and administrative expenses.....               52,556           50,577          101,829           90,635
                                                              --------         --------         --------         --------
Operating income.................................               45,282           35,599           83,332           63,515
Interest expense.................................                4,389            6,954            8,972           14,696
Other income, net................................                1,512              147            1,094               73
                                                              --------         --------         --------         --------
Income before income tax expense and
 extraordinary item..............................               42,405           28,792           75,454           48,892
Income tax expense...............................               17,342           11,836           30,581           20,298
                                                              --------         --------         --------         --------
Income before extraordinary item.................               25,063           16,956           44,873           28,594
Extraordinary loss on early extinguishment of
 debt, net of taxes..............................                   --            5,337               --            5,337
                                                              --------         --------         --------         --------
Net income.......................................             $ 25,063         $ 11,619         $ 44,873         $ 23,257
                                                              ========         ========         ========         ========

Earnings per common share (1998 historical, 1997
 pro forma) (Note 4):
   Income before extraordinary item:
     Basic.......................................             $   0.60         $   0.46         $   1.08         $   0.84
                                                              ========         ========         ========         ========
     Diluted.....................................             $   0.57         $   0.43         $   1.02         $   0.77
                                                              ========         ========         ========         ========
   Net income:
     Basic.......................................             $   0.60         $   0.32         $   1.08         $   0.68
                                                              ========         ========         ========         ========
     Diluted.....................................             $   0.57         $   0.29         $   1.02         $   0.63
                                                              ========         ========         ========         ========
Weighted average shares of common stock
 outstanding (1998 historical, 1997 pro forma)
 (Note 4):
   Basic.........................................               41,718           36,638           41,451           33,987
                                                              ========         ========         ========         ========
   Diluted.......................................               43,930           39,621           43,896           37,180
                                                              ========         ========         ========         ========

Supplemental pro forma data (Note 5):
  Pro forma net income...........................                              $ 17,703                          $ 30,226
                                                                               ========                          ========
  Pro forma net income per common share:
     Basic.......................................                              $   0.44                          $   0.75
                                                                               ========                          ========
     Diluted.....................................                              $   0.41                          $   0.70
                                                                               ========                          ========
  Pro forma weighted average shares of common
   stock outstanding (Note 4):
     Basic.......................................                                40,293                            40,041
                                                                               ========                          ========
     Diluted.....................................                                43,276                            43,234
                                                                               ========                          ========

                            See accompanying notes.

                                  KNOLL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)


                                                                                             SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                ----------------------------------------
                                                                                       1998                 1997
                                                                                -------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income...............................................................           $ 44,873             $ 23,257
Adjustments to reconcile net income to cash provided by operating activities:
   Depreciation and amortization.........................................             19,177               17,317
   Extraordinary loss....................................................                 --                8,838
   Other.................................................................               (696)               1,063
   Changes in assets and liabilities:
       Customer receivables..............................................            (10,240)             (15,151)
       Inventories.......................................................             (5,741)              (5,109)
       Accounts payable..................................................                180                7,653
       Current and deferred income taxes.................................                547                7,072
       Other current assets and liabilities..............................             (5,719)               6,414
       Other noncurrent assets and liabilities...........................              4,219                6,264
                                                                                    --------             --------
Cash provided by operating activities....................................             46,600               57,618
                                                                                    --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment...............................            (13,417)              (7,686)
Proceeds from sale of assets.............................................                  9                  127
                                                                                    --------             --------
Cash used in investing activities........................................            (13,408)              (7,559)
                                                                                    --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of revolving credit facility, net..............................            (39,000)             (28,000)
Repayment of long-term debt..............................................                 --              (67,988)
Premium paid for early extinguishment of debt............................                 --               (5,775)
Net proceeds from issuance of stock......................................              3,844              134,656
Redemption of preferred stock............................................                 --              (80,000)
                                                                                    --------             --------
Cash used in financing activities........................................            (35,156)             (47,107)
                                                                                    --------             --------

Effect of exchange rate changes on cash and cash equivalents.............               (113)                (883)
                                                                                    --------             --------

Increase (decrease) in cash and cash equivalents.........................             (2,077)               2,069

Cash and cash equivalents at beginning of period.........................             10,790                8,804
                                                                                    --------             --------

Cash and cash equivalents at end of period...............................           $  8,713             $ 10,873
                                                                                    ========             ========


                            See accompanying notes.

                                  KNOLL, INC.
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (UNAUDITED)


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Knoll, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are reflected in the condensed consolidated financial statements. Supplemental pro forma data is provided solely for additional analysis and is not intended to be a presentation in accordance with generally accepted accounting principles. The condensed consolidated balance sheet as of December 31, 1997 is derived from the Company's 1997 audited financial statements. The unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 1997. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year ending December 31, 1998.

2.  INVENTORIES

                                              JUNE 30, 1998   DECEMBER 31, 1997
                                              -------------   -----------------
                                                       (In Thousands)
   Raw materials............................     $43,527          $39,978
   Work in process..........................       9,376            9,673
   Finished goods...........................      20,808           18,598
                                                 -------          -------
   Inventories..............................     $73,711          $68,249
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

The net proceeds to the Company from the initial public offering amounted to $133.4 million after deducting related expenses. The net proceeds, together with borrowings of $11.7 million under the Company's then-existing revolving credit facility, were used (i) to redeem a portion of the Series A Preferred Stock for $80.0 million and (ii) to redeem an aggregate principal amount of $57.8 million of the Company's 10.875% Senior Subordinated Notes for a total redemption price of $65.1 million, including a redemption premium of $5.7 million and accrued and unpaid interest thereon of $1.6 million. The redemption premium of $5.7 million and the write-off of unamortized financing costs of $3.1 million associated with the early redemption of a portion of the 10.875% Senior Subordinated Notes resulted in an extraordinary loss of $5.3 million, net of taxes. On a per share basis, this extraordinary loss amounted to $0.14 basic and diluted for the three months ended June 30, 1997 and $0.16 basic and $0.14 diluted for the six months ended June 30, 1997.

4.  SHARES AND PER SHARE DATA

All shares and per share data for the three months and six months ended June 30, 1997 have been adjusted to give retroactive effect to the 3.13943-for-1 stock split that occurred on May 6, 1997.

Because of the significance of the redemption and conversion into common stock of the Series A Preferred Stock in connection with the Company's initial public offering, historical earnings per share amounts are not presented for the three and six months ended June 30, 1997. Pro forma earnings per share amounts are based on the weighted average number of shares of common stock and potentially dilutive securities (stock options and nonvested restricted stock grants) outstanding during the periods, after giving effect to the redemption and conversion into common stock of the Series A Preferred Stock assuming such redemption and conversion had occurred at the beginning of the periods.
Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 98, all common stock and options to purchase common stock issued for nominal consideration prior to the initial public offering have been reflected as outstanding as of the beginning of the respective periods.

As of December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. As such, pro forma earnings per share amounts for the three and six months ended June 30, 1997 have been restated to conform to the requirements of SFAS 128.


5.  SUPPLEMENTAL PRO FORMA DATA

The supplemental pro forma data is included for purposes of additional analysis. It presents results of operations assuming that the initial public offering of the Company's common stock and the application of the net proceeds to the Company therefrom together with related borrowings under the Company's then-existing revolving credit facility occurred at the beginning of the periods. Such supplemental pro forma data does not reflect the 1997 extraordinary loss of $5.3 million, net of taxes, incurred as a result of the early redemption of a portion of the Company's 10.875% Senior Subordinated Notes. The supplemental pro forma weighted average shares of common stock outstanding reflect the initial public offering of the Company's common stock and the redemption and conversion into common stock of the Series A Preferred Stock as of the beginning of the periods presented.

The supplemental pro forma data reflects interest savings from the redemption of an aggregate principal amount of $57.8 million of the Company's 10.875% Senior Subordinated Notes, additional interest expense incurred on $11.7 million in related borrowings under the Company's then-existing revolving credit facility and related income tax effects. Interest expense (including the amortization of deferred financing fees) has been decreased by $1.2 million for the three months ended June 30, 1997 and has been decreased by $2.7 million for the six months ended June 30, 1997. These interest adjustments are based on the actual interest rate of 10.875% for the Senior Subordinated Notes and a weighted average interest rate of 6.6% for the then-existing revolving credit facility. The weighted average interest rate approximates the actual interest rate on the Company's average outstanding borrowings under its then-existing revolving credit facility during the respective periods. Income tax expense has been increased by $490,000 for the three months ended June 30, 1997 and $1.1 million for the six months ended June 30, 1997 to reflect the assumed income tax effects of the interest expense adjustments.

The supplemental pro forma information does not purport to represent what the Company's results actually would have been if the aforementioned events had occurred at the beginning of the periods, nor does such information purport to project the results of the Company for any future periods. The supplemental pro forma financial information is based upon assumptions that the Company believes are reasonable.

6.  EARNINGS PER SHARE

The following table sets forth a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income before extraordinary item (in thousands, except per share amounts):

                                                            INCOME BEFORE
                                                            EXTRAORDINARY           WEIGHTED
                                                                 ITEM            AVERAGE  SHARES        PER SHARE
                                                              (NUMERATOR)         (DENOMINATOR)          AMOUNT
                                                          ------------------   -------------------   ---------------
THREE MONTHS ENDED JUNE 30, 1998:
Basic earnings per share..................................      $25,063               41,718               $0.60
                                                                                                           =====
Effect of dilutive potential common shares:
  Stock options...........................................           --                  524
  Nonvested restricted stock grants.......................           --                1,688
                                                                -------               ------
Diluted earnings per share................................      $25,063               43,930               $0.57
                                                                =======               ======               =====

THREE MONTHS ENDED JUNE 30, 1997:
Basic pro forma earnings per share........................      $16,956               36,638               $0.46
                                                                                                           =====
Effect of dilutive potential common shares:
  Stock options...........................................           --                  176
  Nonvested restricted stock grants.......................           --                2,807
                                                                -------               ------
Diluted pro forma earnings per share......................      $16,956               39,621               $0.43
                                                                =======               ======               =====

SIX MONTHS ENDED JUNE 30, 1998:
Basic earnings per share..................................      $44,873               41,451               $1.08
                                                                                                           =====
Effect of dilutive potential common shares:
  Stock options...........................................           --                  566
  Nonvested restricted stock grants.......................           --                1,879
                                                                -------               ------
Diluted earnings per share................................      $44,873               43,896               $1.02
                                                                =======               ======               =====

SIX MONTHS ENDED JUNE 30, 1997:
Basic pro forma earnings per share........................      $28,594               33,987               $0.84
                                                                                                           =====
Effect of dilutive potential common shares:
  Stock options...........................................           --                   88
  Nonvested restricted stock grants.......................           --                3,105
                                                                -------               ------
Diluted pro forma earnings per share......................      $28,594               37,180               $0.77
                                                                =======               ======               =====


7.  COMPREHENSIVE INCOME

For the three months ended June 30, 1998 and 1997, total comprehensive income amounted to $22.8 million and $11.7 million, respectively. Total comprehensive income for the six months ended June 30, 1998 and 1997 was $42.6 million and $21.3 million, respectively.


8.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes standards for accounting for derivatives and reporting derivative transactions and hedged items. It requires entities to record all derivative instruments on the balance sheet at fair value and prescribes the methods of accounting for the changes in the fair value of derivatives. The Company is required to adopt SFAS 133 in the year ended December 31, 2000. Based upon current derivative usage, the Company does not expect the adoption of SFAS 133 to have a material impact on its future earnings or financial position.

9.  RECLASSIFICATIONS

Certain amounts for 1997 in the accompanying unaudited condensed consolidated financial statements have been reclassified to conform to the 1998 classifications.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto and in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1997.

RESULTS OF OPERATIONS

COMPARISON OF SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1998 TO SECOND
 QUARTER AND SIX MONTHS ENDED JUNE 30, 1997

Sales. Sales for the second quarter of 1998 were $247.0 million, an increase of $34.4 million, or 16.2%, from sales of $212.6 million for the second quarter of 1997. Sales for the first six months of 1998 were $467.7 million, an increase of $77.3 million, or 19.8%, from sales of $390.4 million for the first six months of 1997. Sales levels continued to benefit from successful sales and marketing efforts and continued growth of the office furniture industry.

Gross Profit. Gross profit was $97.8 million for the second quarter of 1998, an increase of $11.6 million, or 13.5%, from gross profit of $86.2 million for the second quarter of 1997. For the six months ended June 30, 1998, gross profit was $185.2 million, an increase of $31.0 million, or 20.1%, from gross profit of $154.2 million for the same period in 1997. Gross profit as a percentage of sales was 39.6% for the second quarter and six months ended June 30, 1998 compared to 40.5% and 39.5% for the second quarter and six months ended June 30, 1997, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $52.6 million for the second quarter of 1998 and $101.8 million for the six months ended June 30, 1998 compared to $50.6 million for the second quarter of 1997 and $90.6 million for the six months ended June 30, 1997. These increases were primarily due to incremental employee costs related to higher sales and profit levels. As a percentage of sales, the Company's selling, general and administrative expenses decreased to 21.3% for the second quarter of 1998 from 23.8% for the second quarter of 1997 and decreased to 21.8% for the first six months of 1998 from 23.2% for the same period in 1997.

Operating Income. Operating income was $45.3 million for the second quarter of 1998, an increase of $9.7 million, or 27.2%, from $35.6 million for the second quarter of 1997. For the six months ended June 30, 1998, operating income was $83.3 million, an increase of $19.8 million, or 31.2% from operating income of $63.5 million for the first six months of 1997. These improvements were driven by higher sales volumes and a continued focus on cost management.

Interest Expense. Interest expense was $4.4 million for the second quarter of 1998 and $9.0 million for the six months ended June 30, 1998 compared to $7.0 million and $14.7 million for the second quarter and six months ended June 30, 1997, respectively. The decreases in interest expense are primarily attributable to the overall reduction of debt. The Company has repaid $90.0 million of debt since June 30, 1997. Additionally, the Company repaid $96.0 million of debt during the six months ended June 30, 1997, including an aggregate principal amount of $57.8 million of the Company's 10.875% Senior Subordinated Notes redeemed in June 1997 with proceeds from its initial public offering.

Income Tax Expense. Income tax expense as a percentage of pre-tax income was 40.9% for the second quarter of 1998 and 40.5% for the six months ended June 30, 1998 compared to 41.1% and 41.5% for the second quarter and six months ended June 30, 1997, respectively. The differences are primarily attributable to the changing quarterly mix of pre-tax income between countries in which the Company operates with differing effective tax rates.

Extraordinary Item. For the three months and six months ended June 30, 1997, there was an extraordinary charge of $5.3 million, net of a tax benefit of $3.5 million, related to the early redemption of an aggregate principal amount of $57.8 million of the Company's 10.875% Senior Subordinated Notes. The extraordinary loss consisted of a $5.7 million premium paid and $3.1 million of unamortized financing costs written-off in connection with the redemption.

Pro Forma Net Income and Net Income Per Share as Adjusted for the Initial Public Offering. Net income for the second quarter of 1998 was $25.1 million ($0.57 per share diluted), an increase of $7.4 million ($0.16 per share), or 41.8%, from supplemental pro forma net income of $17.7 million ($0.41 per share diluted) for the second quarter of 1997. Net income for the six months ended June 30, 1998 was $44.9 million ($1.02 per share diluted), an increase of $14.7 million ($0.32 per share), or 48.7%, from supplemental pro forma net income of $30.2 million ($0.70 per share diluted) for the same period of 1997.

Supplemental pro forma data reflects the sale of 8,480,000 shares of common stock by the Company in its initial public offering and the application of the net proceeds therefrom together with related borrowings under the Company's then-existing revolving credit facility as if such events occurred at the beginning of the periods presented. Consequently, such results include interest savings from the early redemption of a portion of the Company's 10.875% Senior Subordinated Notes, additional interest expense for related borrowings under the Company's then-existing revolving credit facility and related income tax effects. Supplemental pro forma results exclude the 1997 extraordinary loss of $5.3 million, net of taxes, incurred in connection with the early redemption of a portion of the Company's 10.875% Senior Subordinated Notes.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1998, the Company generated cash flow from operations of $46.6 million. Cash provided by operations resulted primarily from earnings before depreciation and amortization offset by cash used for working capital purposes. This cash flow, in addition to $3.8 million received from the issuance of stock under the Company's employee stock plans, was applied to the repayment of $39.0 million of debt and the funding of $13.4 million in capital expenditures.

As of June 30, 1998, the Company had an aggregate of $224.1 million available for borrowing under its U.S. and European revolving credit facilities. The Company believes that internally generated cash flows together with borrowings under its revolving credit facilities will be sufficient to meet its cash needs for the next twelve months. The Company's debt instruments contain certain covenants that, among other things, limit the Company's ability to incur additional indebtedness and pay dividends as well as require the maintenance of certain financial ratios.

BACKLOG

The Company's backlog of unfilled orders was $143.5 million at June 30, 1998 and $111.2 million at June 30, 1997. The Company manufactures substantially all of its products to order and expects to fill substantially all outstanding unfilled orders within the next twelve months. As such, backlog is not a significant factor used to predict the Company's long-term business prospects.

YEAR 2000

The Company continues to implement its strategic project to replace and enhance its existing manufacturing and business technology with a new fully integrated system, which the Company believes to be year 2000 compliant. The Company anticipates completing the project during the first half of 1999 and estimates that the total project cost will be approximately $26.0 million. The Company has incurred expenditures of approximately $15.7 million ($12.4 million expense and $3.3 million capital) related to the project to date.

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

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

Certain portions of this Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. Forward-looking statements relate to future operations, strategies, financial results or other developments and are not based on historical information. In particular, statements using verbs such as "anticipates," "believes," "estimates," "expects," or words of similar meaning generally involve forward-looking statements. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the highly competitive nature of the market in which the Company competes, including the introduction of new products or pricing changes by the Company's competitors; risks associated with the Company's growth strategy, including the risk that the Company's introduction of new products will not achieve the same degree of success achieved historically by the Company's products; implementation of the Company's information systems project, which could impair the Company's operations if not implemented successfully or on time; the Company's indebtedness, which requires a substantial portion of the Company's cash flow from operations to be dedicated to debt service, making such cash flow unavailable for other purposes, and which could limit the Company's flexibility in reacting to changes in its industry or economic conditions generally; the Company's dependence on key personnel; the ability of the Company to maintain its relationships with its dealers; the Company's reliance on its patents and other intellectual property; environmental laws and regulations, including those that may be enacted in the future, that affect the ownership and operation of the Company's manufacturing plants; risks relating to potential labor disruptions; fluctuations in foreign currency exchange rates; and fluctuations in industry revenues driven by a variety of macroeconomic factors, including white collar employment levels, corporate cash flows, and non-residential commercial construction, as well as by a variety of industry factors such as corporate reengineering and restructuring, technology demands, ergonomic, health and safety concerns and corporate relocations.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

The Company held its Annual Meeting of Stockholders on May 19, 1998 (the "Annual Meeting"). The Company's stockholders were asked to take the following actions at the meeting:

(1) Elect nine directors of the Company to serve until the Company's 1999 Annual Meeting of Stockholders or until their successors shall be elected (the "Board Proposal").

(2) Approve an amendment to the Knoll, Inc. 1997 Stock Incentive Plan (the "Incentive Plan Proposal"), increasing the number of authorized shares available thereunder by 1,000,000 shares.

(3) Approve the Knoll, Inc. Employee Stock Purchase Plan (the "Stock Purchase Plan Proposal").

(4) Ratify the appointment of the firm Ernst & Young LLP to serve as the Company's independent auditors for the 1998 fiscal year until the Company's 1999 annual meeting of stockholders (the "Auditors Proposal").

With respect to the Board Proposal, all nine individuals nominated for director were elected. The nominees and the votes each received are as follows:

                                FOR                    WITHHELD
                           --------------           --------------
Burton B. Staniar            37,022,159                 246,989
John H. Lynch                37,022,177                 246,971
Andrew B. Cogan              37,021,531                 247,617
John W. Amerman              37,022,159                 246,989
Robert J. Dolan              37,022,159                 246,989
Jeffrey A. Harris            37,022,159                 246,989
Sidney Lapidus               37,022,159                 246,989
Kewsong Lee                  37,021,659                 247,489
John L. Vogelstein           33,875,137               3,394,011

The Incentive Plan Proposal, Stock Purchase Plan Proposal, and Auditors Proposal were also approved by affirmative vote of a majority of shares of common stock present at the Annual Meeting. Each of these proposals received the following votes:

                                        FOR            AGAINST        WITHHELD
                                    -----------     ------------    ------------
Incentive Plan Proposal             31,399,586        5,854,207         15,355
Stock Purchase Plan Proposal        37,161,398           93,514         14,236
Auditors Proposal                   37,255,152            2,430         11,566

ITEM 5.  OTHER INFORMATION
--------------------------

UNION AGREEMENT

The Company has reached an agreement with the Carpenters and Joiners of America-Local 1615 regarding a new four-year collective bargaining contract covering hourly employees at the Company's Grand Rapids, Michigan plant, its only unionized facility in the United States. The existing four-year contract expires on August 30, 1998. The differences between the terms of the agreement and the terms of the existing contract will not have a material affect on the Company's results of operations. The agreement has been ratified by union membership but is subject to the execution of a definitive contract, which is expected to be signed prior to August 30, 1998. The new contract would commence on August 31, 1998 and expire on or about August 31, 2002.

PROXY NOTICE DEADLINE

Pursuant to recent amendments to the rules relating to proxy statements under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), stockholders of the Company are hereby notified that any stockholder proposal not included in the Company's proxy materials for its 1999 Annual Meeting of Stockholders in accordance with Rule 14a-8 under the Exchange Act will be considered untimely for the purposes of Rules 14a-4 and 14a-5 under the Exchange Act if notice thereof is received by the Company after February 28, 1999. Management proxies will be authorized to exercise discretionary voting authority with respect to any stockholder proposal not included in the Company's proxy materials for the 1999 Annual Meeting of Stockholders unless (i) the Company receives notice of such proposal by February 28, 1999 and (ii) the conditions set forth in Rule 14a-4(c)(2)(i)-(iii) under the Exchange Act are met.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

a.  Exhibits:

    10*  Amended and Restated Knoll, Inc. 1997 Stock Incentive Plan.
    27   Financial Data Schedule.

b.  Current Reports on Form 8-K:

    The Company did not file any reports on Form 8-K during the three months ended June 30, 1998.


_____________________________
* Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             KNOLL, INC.



Date:  August 13, 1998                       By: /s/ Burton B. Staniar
                                                ----------------------
                                                BURTON B. STANIAR
                                                Chairman of the Board


Date:  August 13, 1998                       By: /s/ Douglas J. Purdom
                                                ----------------------
                                                DOUGLAS J. PURDOM
                                                Senior Vice President and
                                                Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------
EXHIBIT
 NUMBER                           DESCRIPTION
--------                          -----------

  10*        Amended and Restated Knoll, Inc. 1997 Stock Incentive Plan.
  27         Financial Data Schedule.


_____________________________
* Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.