Form 10-Q
period 1998-09-30
KNOLL INC
filed 1998-11-13
CIK 1011570

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

            For the transition period from __________ to __________


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

As of November 9, 1998, there were 42,020,083 shares of the Registrant's common stock, par value $0.01 per share, outstanding.

                                  KNOLL, INC.

                        TABLE OF CONTENTS FOR FORM 10-Q


ITEM                                                                      PAGE
----                                                                      ----

                        PART I -- FINANCIAL INFORMATION

1.  Condensed Consolidated Financial Statements (Unaudited):
       Condensed Consolidated Balance Sheets at September 30, 1998
         and December 31, 1997........................................      3
       Condensed Consolidated Statements of Operations for the three months ended September 30, 1998 and 1997 and the nine
         months ended September 30, 1998 and 1997.....................      4
       Condensed Consolidated Statements of Cash Flows for the nine
         months ended September 30, 1998 and 1997.....................      5
       Notes to the Condensed Consolidated Financial Statements.......      6

2.  Management's Discussion and Analysis of Financial Condition and
      Results of Operations...........................................     10


                         PART II -- OTHER INFORMATION

2.  Changes in Securities and Use of Proceeds.........................     14

6.  Exhibits and Reports on Form 8-K..................................     14

Signatures............................................................     15

Exhibit Index.........................................................     16

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

                                  KNOLL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               SEPTEMBER 30, 1998    DECEMBER 31, 1997
                                               ------------------    -----------------
ASSETS
Current assets:
   Cash and cash equivalents................        $ 10,087             $ 10,790
   Customer receivables, net................         127,210              122,851
   Inventories..............................          74,726               68,249
   Deferred income taxes....................          21,457               21,295
   Prepaid and other current assets.........           5,176                3,697
                                                    --------             --------
        Total current assets................         238,656              226,882
Property, plant and equipment...............         242,193              224,274
Accumulated depreciation....................         (66,181)             (43,824)
                                                    --------             --------
        Property, plant and equipment, net..         176,012              180,450
Intangible assets...........................         282,679              285,057
Accumulated amortization....................         (20,208)             (14,380)
                                                    --------             --------
        Intangible assets, net..............         262,471              270,677
Other noncurrent assets.....................           4,176                2,850
                                                    --------             --------
        Total Assets........................        $681,315             $680,859
                                                    ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt.....        $     --             $ 10,000
   Accounts payable.........................          56,940               66,697
   Income taxes payable.....................           2,506                6,791
   Other current liabilities................          81,004               77,841
                                                    --------             --------
        Total current liabilities...........         140,450              161,329
Long-term debt..............................         146,022              197,029
Postretirement benefits obligation..........          17,556               16,424
Other noncurrent liabilities................          22,155               17,788
                                                    --------             --------
        Total liabilities...................         326,183              392,570
                                                    --------             --------
Stockholders' equity:
   Common stock, $0.01 par value;
     100,000,000 shares authorized;
     43,364,783 shares outstanding in 1998
     (net of 120,000 treasury shares) and
     43,234,943 shares in 1997..............             434                  432
   Additional paid-in-capital...............         217,083              214,950
   Unearned stock grant compensation........            (782)                (993)
   Retained earnings........................         147,752               77,942
   Accumulated other comprehensive income...          (9,355)              (4,042)
                                                    --------             --------
        Total stockholders' equity..........         355,132              288,289
                                                    --------             --------
        Total Liabilities and
          Stockholders' Equity.............         $681,315             $680,859
                                                    ========             ========

                              See accompanying notes

                                  KNOLL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                     SEPTEMBER 30,             SEPTEMBER 30,
                                ----------------------     ----------------------
                                   1998        1997           1998        1997
                                ----------  ----------     ----------  ----------
Sales......................      $235,028    $208,402       $702,760    $598,817
Cost of sales..............       142,006     124,688        424,577     360,953
                                 --------    --------       --------    --------
Gross profit...............        93,022      83,714        278,183     237,864
Selling, general
  and administrative
  expenses.................        49,065      44,689        150,894     135,324
                                 --------    --------       --------    --------
Operating income...........        43,957      39,025        127,289     102,540
Interest expense...........         3,910       5,407         12,882      20,103
Other income, net..........         1,837          16          2,931          89
                                 --------    --------       --------    --------
Income before income
  tax expense and
  extraordinary item.......        41,884      33,634        117,338      82,526
Income tax expense.........        16,947      14,163         47,528      34,461
                                 --------    --------       --------    --------
Income before
  extraordinary item.......        24,937      19,471         69,810      48,065
Extraordinary loss on
  early extinguishment
  of debt, net of taxes....            --          --             --       5,337
                                 --------    --------       --------    --------
Net income.................      $ 24,937    $ 19,471       $ 69,810    $ 42,728
                                 ========    ========       ========    ========

Earnings per common
  share (Note 4):
     Income before
       extraordinary item:
          Basic............      $   0.60    $   0.48       $   1.68    $   1.33
                                 ========    ========       ========    ========
          Diluted..........      $   0.57    $   0.45       $   1.59    $   1.22
                                 ========    ========       ========    ========
     Net income:
          Basic............      $   0.60    $   0.48       $   1.68    $   1.18
                                 ========    ========       ========    ========
          Diluted..........      $   0.57    $   0.45       $   1.59    $   1.09
                                 ========    ========       ========    ========
Weighted average shares
  of common stock
  outstanding (Note 4):
     Basic.................        41,762      40,318         41,555      36,120
                                 ========    ========       ========    ========
     Diluted...............        43,864      43,550         43,887      39,326
                                 ========    ========       ========    ========


Supplemental pro forma
  data (Note 5):
     Pro forma net income..                                             $ 49,697
                                                                        ========
     Pro forma net income
       per common share
       (Note 4):
          Basic............                                             $   1.24
                                                                        ========
          Diluted..........                                             $   1.15
                                                                        ========
     Pro forma weighted
       average shares of
       common stock
       outstanding (Note 4):
          Basic............                                               40,134
                                                                        ========
          Diluted..........                                               43,340
                                                                        ========

                              See accompanying notes

                                  KNOLL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                      -----------------------
                                                         1998         1997
                                                      ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.......................................      $ 69,810     $ 42,728
Adjustments to reconcile net income to cash
  provided by operating activities:
     Depreciation and amortization...............        28,648       25,593
     Extraordinary loss..........................            --        8,838
     Other.......................................        (2,211)       1,337
     Changes in assets and liabilities:
        Customer receivables.....................        (4,478)     (15,439)
        Inventories..............................        (6,993)      (8,666)
        Accounts payable.........................        (8,245)      11,823
        Current and deferred income taxes........         1,002       12,996
        Other current assets and liabilities.....           347        9,995
        Other noncurrent assets and liabilities..         1,413        5,427
                                                       --------     --------
Cash provided by operating activities............        79,293       94,632
                                                       --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment.......       (20,206)     (15,122)
Proceeds from sale of assets.....................            22          176
                                                       --------     --------
Cash used in investing activities................       (20,184)     (14,946)
                                                       --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of revolving credit facility, net......       (61,000)     (56,000)
Repayment of long-term debt......................            --      (67,988)
Premium paid for early extinguishment of debt....            --       (5,775)
Net proceeds from issuance of stock..............         4,399      133,582
Purchase of common stock.........................        (3,127)          --
Redemption of preferred stock....................            --      (80,000)
                                                       --------     --------
Cash used in financing activities................       (59,728)     (76,181)
                                                       --------     --------
Effect of exchange rate changes on cash and
  cash equivalents...............................           (84)      (1,283)
                                                       --------     --------
Increase (decrease) in cash and cash
  equivalents....................................          (703)       2,222

Cash and cash equivalents at beginning
  of period......................................        10,790        8,804
                                                       --------     --------

Cash and cash equivalents at end of period.......      $ 10,087     $ 11,026
                                                       ========     ========

                              See accompanying notes.

                                  KNOLL, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (UNAUDITED)


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Knoll, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are reflected in the condensed consolidated financial statements. Supplemental pro forma data is provided solely for additional analysis and is not intended to be a presentation in accordance with generally accepted accounting principles. The condensed consolidated balance sheet as of December 31, 1997 is derived from the Company's 1997 audited financial statements. The unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 1997. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year ending December 31, 1998.


2. INVENTORIES

                                       SEPTEMBER 30, 1998    DECEMBER 31, 1997
                                       ------------------    -----------------
                                                   (In Thousands)
      Raw materials...............          $40,742               $37,868
      Work in process.............           10,657                 9,638
      Finished goods..............           23,327                20,743
                                            -------               -------
      Inventories.................          $74,726               $68,249
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

The net proceeds to the Company from the initial public offering amounted to $133.4 million after deducting related expenses. The net proceeds, together with borrowings of $11.7 million under the Company's then-existing revolving credit facility, were used (i) to redeem a portion of the Series A Preferred Stock for $80.0 million and (ii) to redeem an aggregate principal amount of $57.8 million of the Company's 10.875% Senior Subordinated Notes for a total redemption price of $65.1 million, including a redemption premium of $5.7 million and accrued and unpaid interest thereon of $1.6 million. The redemption premium of $5.7 million and the write-off of unamortized financing costs of $3.1 million associated with the early redemption of a portion of the 10.875% Senior Subordinated Notes resulted in an extraordinary loss of $5.3 million, net of taxes. On a per share basis, this extraordinary loss amounted to $0.15 basic and $0.13 diluted for the nine months ended September 30, 1997.

4.  SHARES AND PER SHARE DATA

All shares and per share data for the nine months ended September 30, 1997 are pro forma. Historical earnings per share amounts are not presented for this period because of the significance of the redemption and conversion into common stock of the Series A Preferred Stock in connection with the Company's initial public offering. Pro forma earnings per share amounts are based on the weighted average number of shares of common stock and potentially dilutive securities (stock options and nonvested restricted stock grants) outstanding during the nine months ended September 30, 1997, after giving effect to the redemption and conversion into common stock of the Series A Preferred Stock assuming such redemption and conversion had occurred at the beginning of the period. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 98, all common stock and options to purchase common stock issued for nominal consideration prior to the initial public offering have been reflected as outstanding as of the beginning of 1997.

All shares and per share data for the nine months ended September 30, 1997 have been adjusted to give retroactive effect to the 3.13943-for-1 stock split that occurred on May 6, 1997.

As of December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. As such, pro forma earnings per share amounts for the three and nine months ended September 30, 1997 have been restated to conform to the requirements of SFAS 128.


5. SUPPLEMENTAL PRO FORMA DATA

The supplemental pro forma data for the nine months ended September 30, 1997 is included for purposes of additional analysis. It presents results of operations assuming that the initial public offering of the Company's common stock and the application of the net proceeds to the Company therefrom together with related borrowings under the Company's then-existing revolving credit facility occurred at the beginning of the period. Such supplemental pro forma data does not reflect the 1997 extraordinary loss of $5.3 million, net of taxes, incurred as a result of the early redemption of a portion of the Company's 10.875% Senior Subordinated Notes. The supplemental pro forma weighted average shares of common stock outstanding reflect the initial public offering of the Company's common stock and the redemption and conversion into common stock of the Series A Preferred Stock as of the beginning of 1997.

The supplemental pro forma data reflects interest savings from the redemption of an aggregate principal amount of $57.8 million of the Company's 10.875% Senior Subordinated Notes, additional interest expense incurred on $11.7 million in related borrowings under the Company's then-existing revolving credit facility and related income tax effects. Interest expense (including the amortization of deferred financing fees) has been decreased by $2.7 million for the nine months ended September 30, 1997. This interest adjustment is based on the actual interest rate of 10.875% for the Senior Subordinated Notes and a weighted average interest rate of 6.6% for the then-existing revolving credit facility. The weighted average interest rate approximates the actual interest rate for the period January 1, 1997 to May 8, 1997, the period preceding the Company's initial public offering, for the Company's average outstanding borrowings under its then-existing revolving credit facility. Income tax expense has been increased by $1.1 million for the nine months ended September 30, 1997 to reflect the assumed income tax effects of the interest expense adjustment.

The supplemental pro forma information does not purport to represent what the Company's results actually would have been if the aforementioned events had occurred at the beginning of 1997, nor does such information purport to project the results of the Company for any future periods. The supplemental pro forma financial information is based upon assumptions that the Company believes are reasonable.

6. EARNIGNS PER SHARE

The following table sets forth a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income before extraordinary item (in thousands, except per share amounts):

                                             INCOME BEFORE      WEIGHTED
                                             EXTRAORDINARY       AVERAGE
                                                 ITEM            SHARES        PER SHARE
                                              (NUMERATOR)     (DENOMINATOR)     AMOUNT
                                             -------------    -------------    ---------
THREE MONTHS ENDED SEPTEMBER 30, 1998:
Basic earnings per share................        $24,937           41,762         $0.60
                                                                                 =====
Effect of dilutive potential
  common shares:
     Stock options......................             --              439
     Nonvested restricted stock grants..             --            1,663
                                                -------           ------
Diluted earnings per share..............        $24,937           43,864         $0.57
                                                =======           ======         =====

THREE MONTHS ENDED SEPTEMBER 30, 1997:
Basic earnings per share................        $19,471           40,318         $0.48
                                                                                 =====
Effect of dilutive potential
  common shares:
     Stock options......................             --              375
     Nonvested restricted stock grants..             --            2,857
                                                -------           ------
Diluted earnings per share..............        $19,471           43,550         $0.45
                                                =======           ======         =====

NINE MONTHS ENDED SEPTEMBER 30, 1998:
Basic earnings per share................        $69,810           41,555         $1.68
                                                                                 =====
Effect of dilutive potential
  common shares:
     Stock options......................             --              525
     Nonvested restricted stock grants..             --            1,807
                                                -------           ------
Diluted earnings per share..............        $69,810           43,887         $1.59
                                                =======           ======         =====

NINE MONTHS ENDED SEPTEMBER 30, 1997:
Basic pro forma earnings per share......        $48,065           36,120         $1.33
                                                                                 =====
Effect of dilutive potential
  common shares:
     Stock options......................             --              184
     Nonvested restricted stock grants..             --            3,022
                                                -------           ------
Diluted pro forma earnings per share....        $48,065           39,326         $1.22
                                                =======           ======         =====


7. SHARE REPURCHASE PROGRAM

In September 1998, the Board of Directors approved a share repurchase program that authorized the repurchase of up to 3.0 million shares of the Company's common stock. Common shares may be purchased in the open market or through negotiated transactions at the discretion of Company management, depending on ongoing assessments of capital needs and prevailing market conditions.

The Company purchased 120,000 shares through September 30, 1998 for approximately $3.1 million, or an average price of $26.06 per share. As of October 20, 1998, a total of 1,187,300 shares were purchased for approximately $24.9 million, or an average price of $21.00.


8. COMPREHENSIVE INCOME

For the three months ended September 30, 1998 and 1997, total comprehensive income amounted to $21.9 million and $18.9 million, respectively. Total comprehensive income for the nine months ended September 30, 1998 and 1997 was $64.5 million and $40.2 million, respectively.

9. RECLASSIFICATIONS

Certain amounts for 1997 in the accompanying unaudited condensed consolidated financial statements and notes thereto have been reclassified to conform to the 1998 classifications.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OEPRATIONS
         ---------------------

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto and in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1997.

RESULTS OF OPERATIONS

COMPARISON OF THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998 TO THIRD
  QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1997

Sales. Sales for the third quarter of 1998 were $235.0 million, an increase of $26.6 million, or 12.8%, from sales of $208.4 million for the third quarter of 1997. Sales for the nine months ended September 30, 1998 were $702.8 million, an increase of $104.0 million, or 17.4%, from sales of $598.8 million for the nine months ended September 30, 1997. Sales during these periods benefited from increased volume related to continued successful sales and marketing efforts and continued growth of the office furniture industry.

Gross Profit. Gross profit was $93.0 million for the third quarter of 1998, an increase of $9.3 million, or 11.1%, from gross profit of $83.7 million for the third quarter of 1997. For the nine months ended September 30, 1998, gross profit was $278.2 million, an increase of $40.3 million, or 16.9%, from gross profit of $237.9 million for the comparable period in 1997. Gross profit as a percentage of sales was 39.6% for both the third quarter and nine months ended September 30, 1998 compared to 40.2% and 39.7% for the third quarter and nine months ended September 30, 1997, respectively. Gross profit as a percentage of sales for the nine months has remained flat year over year as a result of investments in the infrastructure of the Company to accommodate higher volume levels.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $49.1 million for the third quarter of 1998 and $150.9 million for the nine months ended September 30, 1998 compared to $44.7 million for the third quarter of 1997 and $135.3 million for the nine months ended September 30, 1997. These increases were primarily due to incremental employee costs related to higher sales and profit levels. As a percentage of sales, the Company's selling, general and administrative expenses decreased to 20.9% for the third quarter of 1998 from 21.4% for the third quarter of 1997 and decreased to 21.5% for the nine months ended September 30, 1998 from 22.6% for the comparable period in 1997.

Operating Income. Operating income was $44.0 million for the third quarter of 1998, an increase of $5.0 million, or 12.8%, from $39.0 million for the third quarter of 1997. For the nine months ended September 30, 1998, operating income was $127.3 million, an increase of $24.8 million, or 24.2%, from operating income of $102.5 million for the nine months ended September 30, 1997. These improvements were driven by higher sales volumes and a continued focus on cost management.

Interest Expense. Interest expense was $3.9 million for the third quarter of 1998 and $12.9 million for the nine months ended September 30, 1998 compared to $5.4 million and $20.1 million for the third quarter and nine months ended September 30, 1997, respectively. The decreases in interest expense are primarily attributable to the overall reduction of debt. The Company has repaid $84.0 million of debt since September 30, 1997. Additionally, the Company repaid $124.0 million of debt during the nine months ended September 30, 1997, including an aggregate principal amount of $57.8 million of the Company's 10.875% Senior Subordinated Notes redeemed in June 1997 with proceeds from its initial public offering.

Income Tax Expense. Income tax expense as a percentage of pre-tax income was 40.5% for both the third quarter and nine months ended September 30, 1998 compared to 42.1% and 41.8% for the third quarter and nine months ended September 30, 1997, respectively. The differences are primarily attributable to the changing mix of pre-tax income between countries in which the Company operates with differing effective tax rates and the reduced effect, in 1998, of nondeductible goodwill amortization.

Extraordinary Item. For the nine months ended September 30, 1997, there was an extraordinary charge of $5.3 million, net of a tax benefit of $3.5 million, related to the early redemption of an aggregate principal amount of $57.8 million of the Company's 10.875% Senior Subordinated Notes. The extraordinary loss consisted of a $5.7 million premium paid and $3.1 million of unamortized financing costs written-off in connection with the redemption.

Pro Forma Net Income and Net Income Per Share as Adjusted for the Initial Public Offering. Net income for the nine months ended September 30, 1998 was $69.8 million ($1.59 per share diluted), an increase of $20.1 million ($0.44 per share), or 40.4%, from supplemental pro forma net income of $49.7 million ($1.15 per share diluted) for the comparable period of 1997. Supplemental pro forma data reflects the sale of 8,480,000 shares of common stock by the Company in its initial public offering and the application of the net proceeds therefrom together with related borrowings under the Company's then-existing revolving credit facility as if such events occurred at the beginning of 1997. Consequently, such results include interest savings from the early redemption of a portion of the Company's 10.875% Senior Subordinated Notes, additional interest expense for related borrowings under the Company's then-existing revolving credit facility and related income tax effects. Supplemental pro forma results exclude the 1997 extraordinary loss of $5.3 million, net of taxes, incurred in connection with the early redemption of a portion of the Company's 10.875% Senior Subordinated Notes.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1998, the Company generated cash flow from operations of $79.3 million. Cash provided by operations resulted primarily from earnings before depreciation and amortization offset by cash used for working capital purposes. This cash flow, in addition to $4.4 million received from the issuance of stock under the Company's employee stock plans, was applied to the repayment of $61.0 million of debt, the funding of $20.2 million in capital expenditures and the purchase of 120,000 shares of the Company's common stock for $3.1 million.

As of September 30, 1998, the Company's ratio of debt to total capitalization was 29.1%, and the Company had an aggregate of $246.2 million available for borrowing under its U.S. and European revolving credit facilities. The Company believes that internally generated cash flows together with borrowings under its revolving credit facilities will be sufficient to meet its cash needs for the next twelve months. The Company's debt instruments contain certain covenants that, among other things, limit the Company's ability to incur additional indebtedness and pay dividends as well as require the maintenance of certain financial ratios.

BACKLOG

The Company's backlog of unfilled orders was $141.5 million at September 30, 1998 and $114.5 million at September 30, 1997. The Company manufactures substantially all of its products to order and expects to fill substantially all outstanding unfilled orders within the next twelve months. As such, backlog is not a significant factor used to predict the Company's long-term business prospects.

YEAR 2000 READINESS DISCLOSURE

The Company continues to implement its strategic project to replace and enhance its existing manufacturing and business information systems (software and hardware) in North America with a new fully integrated system, which the Company believes to be year 2000 compliant. The Company is evaluating the information systems currently being used by its European operations and other European year 2000 issues. Based upon information presently known, the Company does not expect its European year 2000 issues to have a material adverse effect upon its operations.

In North America, the Company has installed and is utilizing the financial applications of the new system at all of its sites and has installed and is utilizing the new manufacturing application at one of four sites. In addition, the Company is in the process of inventorying its manufacturing equipment to identify equipment that contains embedded chips. The Company anticipates that all of the system applications will be installed and in use and all embedded chips that are determined not to be year 2000 compliant will be replaced by mid-1999. If the Company successfully implements the new system and replaces noncompliant embedded chips by mid-1999, the year 2000 issues associated with its information systems and manufacturing equipment would not be expected to have a material adverse effect on the Company's operations.

In the event the Company is unable to complete the implementation of the project on a timely basis, the Company's ability to take customer orders, manufacture and deliver product, invoice customers and collect payments may be impaired. The Company can not reasonably estimate at this time the amount of lost revenue or additional expenses that might be expected in this scenario. Failure to implement the project on a timely basis could have a material adverse effect on the Company.

The Company currently does not have a contingency plan in place. However, the Company continually evaluates the status of completion and whether or not a contingency plan is or may be necessary. The Company would tailor any contingency plan to address the issue in question and attempt to minimize the impact upon the Company's operations and customers.

The Company estimates that the total project cost will be approximately $28.0 million, approximately 67% expense and 33% capital. Through September 30, 1998, the Company has incurred expenditures of approximately $19.0 million ($14.2 million expense and $4.8 million capital) related to the project. The project is being funded with cash flows from operations. The estimated cost of the project has not constrained the Company's information systems budget or materially affected other necessary information systems activities.

The costs and completion date of the project are based on the best estimates of management, which were derived utilizing numerous assumptions of future events, including the continued availability of certain technical and consulting resources. There can be no guarantee that these estimates are accurate. Actual results could differ materially from those anticipated and, therefore, could have a material adverse effect on the Company's operations.

As the year 2000 issue is a global concern, the Company's operations could be materially adversely affected by circumstances beyond its control.
Disruptions in the economy generally resulting from year 2000 issues could materially adversely affect the Company. Additionally, the year 2000 readiness of the Company's vendors, dealers and other third parties (such as utility companies, the U.S. government and customers) on which it relies could impact the Company's operations. Although the Company's systems do not interface directly with third parties, the inability of these other parties to complete their year 2000 initiatives in a timely manner could have a material adverse effect on the Company.

The Company has no means of ensuring that its vendors, dealers and other third parties will be year 2000 compliant in a timely manner. However, the Company is actively working to determine the year 2000 readiness of these parties and to determine the actions, if any, that would be necessary to minimize any potential adverse impact on the Company. The Company is formally communicating with vendors, dealers and certain other third parties through questionnaires and on-site visits. For those vendors that the Company deems to be at risk of not being adequately prepared for the year 2000, the Company has or will seek alternate sources for procuring product or supplies, build inventories or develop an appropriate contingency plan. To date, the Company is not aware of any third-party year 2000 issue that is expected to materially adversely impact the Company's operations.

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

Certain portions of this Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. Forward-looking statements relate to future operations, strategies, financial results or other developments and are not based on historical information. In particular, statements using verbs such as "anticipates," "believes," "estimates," "expects" or words of similar meaning generally involve forward-looking statements. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the highly competitive nature of the market in which the Company competes, including the introduction of new products or pricing changes by the Company's competitors; risks associated with the Company's growth strategy, including the risk that the Company's introduction of new products will not achieve the same degree of success achieved historically by the Company's products; implementation of the Company's information systems project, which could impair the Company's operations if not implemented successfully or on time; the Company's indebtedness, which requires a substantial portion of the Company's cash flow from operations to be dedicated to debt service, making such cash flow unavailable for other purposes, and which could limit the Company's flexibility in reacting to changes in its industry or economic conditions generally; the Company's dependence on key personnel; the ability of the Company to maintain its relationships with its dealers; the Company's reliance on its patents and other intellectual property; environmental laws and regulations, including those that may be enacted in the future, that affect the ownership and operation of the Company's manufacturing plants; risks relating to potential labor disruptions; fluctuations in foreign currency exchange rates; and fluctuations in industry revenues driven by a variety of macroeconomic factors, including white collar employment levels, corporate cash flows, and non-residential commercial construction, as well as by a variety of industry factors such as corporate reengineering and restructuring, technology demands, ergonomic, health and safety concerns and corporate relocations.

                          PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------

RESTRICTIONS ON DIVIDENDS

The credit agreement governing the Company's revolving credit facility and the indenture relating to the Company's 10.875% Senior Subordinated Notes limit the Company's ability to pay dividends to its stockholders. The Company has not paid any dividends on its common stock, and any future determination to pay dividends will depend on the Company's results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant by the Board of Directors.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

a.  Exhibits:

    27    Financial Data Schedule

b.  Current Reports on Form 8-K:

    The Company did not file any reports on Form 8-K during the three months ended September 30, 1998. However, on October 1, 1998, the Company filed a report on Form 8-K dated September 3, 1998. In that Form 8-K under
    Item 5 -- Other Events, the Company reported its press release regarding the Board of Directors' approval of a share repurchase program that allows the Company to repurchase up to 3.0 million shares of its common stock.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              KNOLL, INC.



Date:  November 13, 1998                      By:   /s/ Burton B. Staniar
                                                   ------------------------
                                                    BURTON B. STANIAR
                                                    Chairman of the Board


Date:  November 13, 1998                      By:   /s/ Douglas J. Purdom
                                                   ------------------------
                                                    DOUGLAS J. PURDOM
                                                    Senior Vice President and
                                                    Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------

 EXHIBIT
 NUMBER                           DESCRIPTION
---------                         -----------

   27                       Financial Data Schedule