Form 10-K405
period 1998-12-31
KNOLL INC
filed 1999-03-31
CIK 1011570

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                 For the transition period from   _________ to ________


                         Commission File No. 001-12907


                                  KNOLL, INC.

A Delaware Corporation                          I.R.S. Employer No. 13-3873847

                               1235 Water Street
                           East Greenville, PA 18041
                        Telephone Number (215) 679-7991


Securities registered pursuant to section 12(b) of the Act:


             Title of each class                      Name of exchange on which registered
     ---------------------------------------         --------------------------------------
     Common Stock, par value $0.01 per share            New York Stock Exchange, Inc.

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

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 24, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of these shares on the New York Stock Exchange, Inc., was $388,818,753. Directors, executive officers and beneficial owners of 5% or more of the Registrant's stock are considered affiliates of the Registrant.

As of March 24, 1999, there were 40,618,778 shares of the Registrant's common stock, par value $0.01 per share, outstanding.


DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for the 1999 Annual Shareholders' Meeting are incorporated by reference into Part III of this Form 10-K.
================================================================================

                               TABLE OF CONTENTS
                               -----------------


Item                                                           Page
----                                                           ----

                                    PART I

  1.    Business...........................................     2

  2.    Properties.........................................     8

  3.    Legal Proceedings..................................     8

  4.    Submission of Matters to a Vote of Security
          Holders..........................................     9

                                    PART II

  5.    Market for Registrant's Common Equity and Related
          Stockholder Matters..............................    10

  6.    Selected Financial Data............................    10

  7.    Management's Discussion and Analysis of
          Financial Condition and Results of Operations....    13

  7A.   Quantitative and Qualitative Disclosures about
          Market Risk......................................    19

  8.    Financial Statements and Supplementary Data........    20

  9.    Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure...........    20

                                    PART III

 10.    Directors and Executive Officers of the Registrant..   21

 11.    Executive Compensation..............................   21

 12.    Security Ownership of Certain Beneficial Owners
          and Management....................................   21

 13.    Certain Relationships and Related Transactions......   21

                                    PART IV

 14.    Exhibits, Financial Statement Schedules
          and Reports on Form 8-K...........................   22


Signatures..................................................   24

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

The Acquisition was completed by T.K.G. Acquisition Corp. ("TKG"), a corporation majority-owned by Warburg, Pincus Ventures, L.P. ("Warburg") and whose other stockholders were NationsBanc Investment Corp. and members of Knoll, Inc. management. In the Acquisition, a wholly owned subsidiary of TKG acquired all of the outstanding capital stock of The Knoll Group and was merged, together with The Knoll Group, into the principal operating company of The Knoll Group, which changed its name in the merger to "Knoll, Inc." On March 14, 1997, Knoll, Inc. was merged into TKG, which changed its name in the merger to "Knoll, Inc." Unless the context requires or specifies otherwise, the terms "Knoll" and the "Company" refer to Knoll, Inc., its subsidiaries and predecessor entities as a combined entity.

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

Recent Developments

On March 23, 1999, the Company received a proposal from Warburg and certain members of Knoll management to acquire all of the outstanding shares of the Company's common stock owned by public stockholders at a price of $25.00 per share. The Board of Directors has authorized the appointment of a special committee, consisting of independent members of the Board of Directors, to consider the proposal. Consummation of the acquisition would be subject to approval by the Board of Directors and stockholders of Knoll, as well as to the receipt of financing, the execution of a definitive merger agreement and other conditions customary in a transaction of this type.

Industry Overview

The U.S. office furniture market consists of five major product categories: office systems, seating, storage, desks and casegoods and tables. The following table indicates the percentage of sales that each product category contributed to the estimated U.S. office furniture industry in 1998.

                                                    U.S.       % of U.S.
        Product Category                         Market Size     Market
        ----------------                         -----------   ---------
                                                (in billions)

        Office systems.......................      $4.6          36.9%
        Seating..............................       3.0          24.5
        Storage..............................       1.6          12.9
        Desks and casegoods..................       1.9          15.4
        Tables...............................       0.8           6.5

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

Management believes that fundamental shifts in the workplace, including the continued proliferation of technology in the workplace, changes in corporate organizational structures and work processes and heightened sensitivity to concerns about ergonomic standards are influencing growth in the office furniture industry. Companies increasingly use workplace design and furniture purchase decisions as catalysts for organizational and cultural change and to attract and retain talented employees. Several significant factors that influence this change include: new office technology and the resulting necessity for improved wire and data management; continued corporate reengineering, restructuring and reorganizing; and corporate relocations. Management also believes that there are certain macroeconomic conditions, including white-collar employment levels and corporate cash flow, that also influence industry growth.

Products

The Company offers a broad range of office furniture products and accessories that support the Company's strategy of being a one-stop source for quality office furniture. The Company's five basic product categories offered in North America are as follows: (i) office systems, (ii) seating, (iii) storage solutions and filing cabinets, (iv) desks and casegoods and (v) tables. The Company also offers specialty products that are sold under the KnollStudio, KnollExtra, KnollTextiles and Spinneybeck names. KnollStudio features the Company's signature design classics, including high image side chairs, sofas, desks and tables for both office and home use, while KnollExtra, KnollTextiles and Spinneybeck feature products that complement the Company's office system and seating product categories.

The following is a description of the Company's major product categories and lines:

Office Systems

The Company offers a complete line of office system products, comprised mainly of the Reff, Currents, Morrison, Equity and Dividends product lines, in order to meet the needs of a variety of businesses. Office systems may be used for teamwork settings, private offices and open floor plans and are comprised of adjustable partitions, work surfaces, storage cabinets and electrical and lighting systems that can be moved, re-configured and re-used within the office. Office systems, therefore, offer a cost effective and flexible alternative to traditional drywall office construction. The Company has focused on this area of the office furniture industry because it is the largest category, typically provides attractive gross margins and often leads to repeat and add-on sales of additional office systems, complementary furniture and furniture accessories. Office systems accounted for approximately 68.4% of the Company's sales in 1998, 67.2% of sales in 1997 and 65.4% of sales in 1996.

The Company's Currents and Dividends product lines were added to its office system offerings in 1998. These two new office systems address category segments and price points where the Company's previous product offerings may have been limited and where management believes that demand for quality products has been under-served. The Company believes its brand identity, superior design and complementary product offerings give it a competitive advantage in launching new products.

Seating

The Company believes that the office seating market includes three major segments: the "appearance," "comfort" and "basic" segments. Key customer criteria in seating include superior ergonomics, aesthetics, comfort and quality, all of which the Company believes to be consistent with its strengths and reputation. With its Sapper, Bulldog, Parachute and SoHo product lines, the Company has a complete offering of seating in the appearance and comfort segments at various price, appearance, comfort and performance levels. The majority of sales in the U.S. seating market are made to the same customers as are the office system sales.

Storage Solutions and Filing Cabinets

The Company offers a variety of storage options, as part of its Calibre collection, designed to be integrated with its office systems as well as with its and others' stand-alone furniture. These products consist of stand-alone metal filing, storage and desk products that integrate into and support the Company's office system sales. They also function as free-standing furniture in private offices or open-plan environments.

Desks and Casegoods

The Company's collections of stand-alone wood desks, bookshelves and credenzas are available in a range of designs and price points. These products combine contemporary styling with sophisticated workplace solutions and attract a wide variety of customers, ranging from those conducting large office reconfigurations to small retail purchasers.

Tables

The Company offers two product lines in the tables category: Interaction tables and Propeller tables. Interaction tables are an innovative line of adjustable tables that are designed to be integrated into the Company's office system lines and to provide customers with ergonomically superior work surfaces. These tables are also often sold as stand-alone products to non-systems customers.
The Company's award winning line of Propeller meeting and conference tables provide advanced wire management and technology support while offering sufficient flexibility to allow end users to reconfigure a meeting room quickly and easily to accommodate their specific needs.

KnollStudio

The Company's historically significant KnollStudio collection serves the design-conscious segment of the fine contract furniture market, providing the architecture and design community and customers with sophisticated furniture for high-profile office and home uses. KnollStudio provides a marketing umbrella for the full range of the Company's office products and is recognized as the "design engine" of the Company. KnollStudio products, which include a wide variety of high image side chairs, sofas, desks and conference, training, side and dining tables, were created by many of this century's most prominent architects and designers, such as Ludwig Mies van der Rohe, Marcel Breuer, Eero Saarinen and Frank Gehry, for prestigious corporate and residential interiors. In 1998, the Company introduced a signature collection of products that Maya Lin, the internationally-known designer of the National Veterans Memorial in Washington, D.C., designed for the KnollStudio line. KnollStudio includes complete collections by individual designers as well as distinctive single items.

KnollExtra

KnollExtra is a rapidly growing line of desk and office accessories, including letter trays, sorters, binder bins, file holders, calendars, desk pads, planters, wastebaskets and bookends. KnollExtra also offers a number of computer accessories and ergonomic office products. Not only does this product line complement the Company's office system products, but it is also sold to customers for use with other manufacturers' products.

KnollTextiles

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

Leather

Spinneybeck Enterprises, Inc., a wholly owned subsidiary of the Company, supplies quality upholstery leather that is used on Knoll furniture and is sold to customers, primarily including other office furniture manufacturers, upholsters, aviation, custom coach and boating manufacturers and the architecture and design community, for use on their products.

European Products

Much like North America, Knoll Europe has a broad product offering that allows customers to single-source a complete office environment, including certain products designed specifically for the European market. Knoll Europe's core product categories include: (i) office systems, including the Hannah Desking System and the PL1 System, which are targeted to Northern Europe, the Allesandri System, which is targeted to the French market, and the SoHo Desking System, which has broad market appeal; (ii) KnollStudio, which serves the image and design-oriented segment of the fine furniture market; (iii) seating, including a comprehensive range of chairs such as Sapper, Bulldog, Parachute and SoHo; and
(iv) storage cabinets, which are designed to complement its office system products. The Company also sells its products designed and manufactured in North America to the international operations of its core North American customers.

Product Design and Development

Knoll's design philosophy is linked to its commitment to working with some of the world's preeminent designers to develop products that delight and inspire. The Company has won numerous design awards and has more than 30 products in the design collection of the Museum of Modern Art. The Company's collection of classic and current designs includes works by such internationally recognized architects and designers as Ludwig Mies van der Rohe, Marcel Breuer, Eero Saarinen, Harry Bertoia, Massimo Vignelli and Frank Gehry. Today, the Company continues to engage prominent outside architects and designers, such as Maya Lin, to create new products and product enhancements. By combining the creative vision of architects and designers with a corporate commitment to products that address changing business needs, the Company seeks to launch new offerings that achieve recognition in the architecture and design community and generate strong demand among corporate customers.

An important part of the Company's product development capabilities is its responsiveness to customer needs and flexibility to handle customized manufacturing requests. In order to develop products across its product range, the Company works closely with independent designers from a number of industries. By utilizing these long-standing design relationships and listening to customers to analyze their needs, the Company has been able to redesign and enhance its products in order to better meet customer preferences.

Sales and Distribution

Knoll's customers are typically Fortune 1000 companies. The Company employs approximately 350 direct sales representatives, who work closely with its approximately 220 independent dealers in North America to present the Company's products to prospective customers. The sales force, in conjunction with the dealer network, has close relationships with architects, designers and corporate facility managers, who often have a significant influence on product selection for large orders.

In addition to coordinating sales efforts with the Company's sales representatives, the Company's dealers generally handle project management, installation and maintenance for the account after the initial product selection and sale. Although many of these dealers also carry products of other manufacturers, none of them acts as a dealer for the Company's principal direct competitors. The Company has not experienced significant turnover in its dealer network except at its own initiative, as the dealer's economic investment in learning all aspects of a particular manufacturer's product offerings and the value of the relationships the dealer forms with the Company and with customers discourage dealers from changing their vendor affiliations. The Company is not dependent on any one of its dealers, the largest of which accounted for less than 5.0% of the Company's North American sales in 1998. Additionally, no single customer represented more than 2.5% of the Company's North American sales during 1998. However, a number of U.S. government agencies purchase the Company's products through multiple contracts with the General Services Administration ("GSA"). Sales to government entities under the GSA contracts aggregated approximately 7.8% in 1998.

In Europe, the Company sells its products in largely the same manner as it does in North America, through a direct sales force and a network of dealers, though each major European market has its own distinct characteristics. Knoll Europe accounted for approximately 6.5% of the Company's sales in 1998. In the Latin American and Asia-Pacific markets, which accounted for less than 1.5% of the Company's sales in 1998, the Company uses both dealers and independent licensees.

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

Raw Materials and Suppliers

The Company's North America purchasing is centralized in its East Greenville facility. This centralization, in addition to close working relationships formed with its main suppliers, has enabled the Company to focus on achieving purchasing economies and "just-in-time" inventory practices. The Company uses steel, lumber, paper, paint, plastics, laminates, particleboard, veneers, glass, fabrics, leathers and upholstery filling material. The Company currently does not maintain any long-term supply contracts and believes that the supply sources for these materials are adequate. The Company does not rely on any sole source suppliers for any of its raw materials, except for certain electrical products.

Competition

The office furniture market is highly competitive. Office furniture companies compete on the basis of (i) product design, including performance, ergonomic and aesthetic factors, (ii) product quality and durability, (iii) price (primarily in the middle and budget segments), (iv) on-time delivery and (v) service and technical support. In the United States, where the Company had an estimated 7.1% market share and derived approximately 90.4% of its sales in 1998, five companies (including the Company) represent approximately 59.5% of the market.

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

Patents and Trademarks

The Company has approximately 95 active United States utility patents on various components used in its products and systems and approximately 125 active United States design patents. The Company also has approximately 200 patents in various foreign countries. Knoll(R), KnollStudio(R), KnollExtra(R), Good Design Is Good Business(R), Bulldog(R), Calibre(R), Currents(TM), Dividends(TM), Equity(R), Parachute(R), Propeller(R), and Reff(TM) are trademarks of the Company. The Company considers securing and protecting its intellectual property rights to be important to its business.

Backlog

The Company's backlog of unfilled orders was $159.2 million at December 31, 1998 and $141.3 million at December 31, 1997. The Company manufactures substantially all of its products to order and expects to fill substantially all outstanding unfilled orders within the next twelve months. As such, backlog is not a significant factor used to predict the Company's long-term business prospects.

Foreign and Domestic Operations

For information regarding foreign and domestic operations, refer to Note 23 (Segment and Geographic Region Information) of the Notes to the Consolidated Financial Statements on page F-25.

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

The Company has been identified as a potentially responsible party pursuant to the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") for remediation costs associated with waste disposal sites previously used by the Company. CERCLA imposes liability without regard to fault or the legality of the disposal. The remediation costs at the CERCLA sites are unknown; however, the Company does not expect its liability to be material to the Company as a whole. At each of the sites, the Company is one of many potentially responsible parties and expects to have only a small percentage of liability. At some of the sites, the Company expects to qualify as a de minimis or de micromis contributor, eligible for a cash-out settlement. In addition, Westinghouse has agreed to indemnify the Company for certain costs associated with CERCLA liabilities known as of the date of the Acquisition.

Employees

As of February 28, 1999, the Company employed a total of 4,061 people, including 2,638 hourly and 1,423 salaried employees. The Grand Rapids, Michigan plant is the only unionized plant within the U.S., with the Carpenters and Joiners of America-Local 1615 having a four-year contract expiring August 26, 2002. Management believes that relations with this union are positive. In 1998, there was an unsuccessful attempt to unionize employees at the Company's Muskegon, Michigan facility. The Company believes that relations with its employees in Muskegon and throughout North America are good. Nonetheless, it is possible that Company employees may attempt to unionize in the future. Certain workers in the Company's facilities in Italy are represented by unions. The Company has experienced brief work stoppages from time to time at the Company's plants in Italy, certain of which related to national or local issues. Such work stoppages have not materially affected the Company.


ITEM 2.  PROPERTIES

The Company operates over 3,012,000 square feet of facilities, including manufacturing plants, warehouses and sales offices. Of these facilities, the Company owns approximately 2,510,000 square feet and leases approximately 502,000 square feet. The Company's manufacturing plants are located in East Greenville, Pennsylvania; Grand Rapids and Muskegon, Michigan; Toronto, Canada; and Foligno and Graffignana, Italy.

The Company's corporate headquarters are located in East Greenville, Pennsylvania, where the Company owns two manufacturing facilities aggregating approximately 547,000 square feet and leases three warehouses aggregating approximately 142,000 square feet. The East Greenville facility is also the distribution center for KnollStudio, KnollExtra and KnollTextiles.

The Company owns one approximately 545,000 square foot manufacturing facility in Grand Rapids, Michigan and one approximately 334,000 square foot plant in Muskegon, Michigan. The Company's plants in Toronto, Canada consist of one approximately 408,000 square foot owned building and two leased properties aggregating approximately 157,000 square feet.

The Company owns two manufacturing facilities in Italy: an approximately 258,000 square foot building in Foligno, which houses the Knoll Europe headquarters, and an approximately 110,000 square foot building in Graffignana.

The Company believes that its plants and other facilities are sufficient for its needs for the foreseeable future.


ITEM 3.  LEGAL PROCEEDINGS

The Company is subject to various claims and litigation in the ordinary course of its business. The Company is not a party to any lawsuit or proceeding which, in the opinion of management, based on information presently known, is likely to have a material adverse effect on the Company.

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

On or about March 24, 1999, five class action complaints (Stark v. Knoll, Inc.,
                                                          ----------------------
et al. No. 17049NC; Guido V. Warburg, Pincus & Co., et al., No.17052NC; Marotta
------              ---------------------------------------             -------
V. Knoll, Inc., et al., No. 17053NC; Finkelstein V. Knoll,
-----------------------              --------------------

Inc., et al., No. 17055NC; Rausch v. Knoll, Inc., et al., No 17059NC) were filed
-------------              ----------------------------
in the Court of Chancery for the State of Delaware, New Castle County, relating to the proposal (the "Proposal") by Warburg and certain members of Knoll management to purchase all of the outstanding shares of the Company's common stock owned by public stockholders at a price of $25.00 per share, which was previously discussed under "Recent Developments" in Item 1., "Business."
The defendants named in the complaints are the Company, Burton B. Staniar, John
W. Amerman, Robert J. Dolan, Jeffery A. Harris, Sidney Lapidus, Kewsong Lee, John L. Vogelstein, John H. Lynch, Warburg, Pincus & Co., Warburg, Pincus Ventures, L.P. and E.M. Warburg, Pincus & Co., LLC. The complaints allege breach of fiduciary duty on the part of Warburg and the Company's management in the proposed purchase of such shares of common stock and seek a preliminary injunction, damages and recission. Due to the very early stage of the litigation at this time, and the inherent uncertainties in litigation, the Company is unable to predict what impact, if any, such litigation may have on the Company or the Proposal.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended December 31, 1998.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

                                                 High           Low
                                               ---------     ---------
1997
----
Second quarter (commencing May 9, 1997)..      $23   3/4       $17 1/4
Third quarter............................       33 15/16        22 7/8
Fourth quarter...........................       34  3/16        25 3/8

1998
----
First quarter............................       42   1/8        29 3/8
Second quarter...........................       40   9/16       27
Third quarter............................       37              21 7/8
Fourth quarter...........................       30   1/8        19 1/4

The closing price of the Company's Common Stock was $24 1/4 on March 24, 1999. As of such date, there were approximately 4,100 holders of record of the Common Stock.

The credit agreement governing the Company's revolving credit facility and the indenture relating to the Company's 10.875% Senior Subordinated Notes due 2006 (the "Senior Subordinated Notes") limit the Company's ability to pay dividends to its stockholders. The Company has not paid any dividends on its common stock, and any future determination to pay dividends will depend on the Company's results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant by the Board of Directors.


ITEM 6.  SELECTED FINANCIAL DATA

The following table presents (i) selected historical consolidated financial information of the Predecessor, as of the dates and for the periods indicated,
(ii) selected historical consolidated financial information of the Company, as of the dates and for the periods indicated and (iii) summary pro forma consolidated financial information of the Company, for the periods indicated, after giving effect to the events described in the notes below. The historical consolidated financial information of the Predecessor and the Company has been derived from audited financial statements of the Predecessor and the Company, respectively. The summary pro forma information does not purport to represent what the Company's results actually would have been if such events had occurred at the dates indicated, nor does such information purport to project the results of the Company for any future period. The selected financial information should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, "Financial Statements and Supplementary Data."

                                   Predecessor                |                         The Company
                       ------------------------------------   | ------------------------------------------------------------
                                                              |                                            Pro Forma
                          Year Ended            Two Months    |   Ten Months       Year Ended             Year Ended
                         December 31,             Ended       |      Ended         December 31,          December 31,
                       ---------------------   February 29,   |  December 31,  ------------------  ------------------------
                         1994         1995          1996      |       1996        1997        1998   1996 (1)(2)    1997 (2)
                       -------      --------   -------------  |  -----------   --------- --------  -----------   ----------
                              (In Thousands)                  |         (In Thousands, Except Per Share Data)
                                                              |
Operating Data                                                |
Sales..............     $562,869    $620,892      $ 90,232    |     $561,534   $810,857  $948,691   $651,766       $810,857
Cost of sales (3)..      410,104     417,632        59,714    |      358,841    489,962   572,756    419,908        489,962
                        --------    --------      --------    |     --------   --------  --------   --------       --------
                                                              |
Gross profit.......      152,765     203,260        30,518    |      202,693    320,895   375,935    231,858        320,895
                                                              |
Provision for                                                 |
restructuring......       29,180          --            --    |           --         --        --         --             --
                                                              |
Selling, general and                                          |
 administrative                                               |
 expenses (4).......     167,238     138,527        21,256    |      131,349    183,018   204,392    153,388        183,018
Westinghouse                                                  |
 long-term incentive                                          |
 compensation (5)...          --          --        47,900    |           --         --        --         --             --
Allocated corporate                                           |
 expenses (3) (4)...       5,881       9,528           921    |           --         --        --         --             --
                        --------    --------      --------    |     --------   --------  --------   --------       --------
Operating income                                              |
 (loss)...........       (49,534)     55,205       (39,559)   |       71,344    137,877   171,543     78,470        137,877
Interest expense..         3,225       1,430           340    |       32,952     25,075    16,860     34,359         22,373
Other income                                                  |
 (expense), net...           699      (1,597)         (296)   |          447      1,667     2,732        151          1,667
                        --------    --------      --------    |     --------   --------  --------   --------       --------
                                                              |
Income (loss) before                                          |
 income tax expense                                           |
 (benefit) and                                                |
 extraordinary item..    (52,060)     52,178       (40,195)   |       38,839    114,469   157,415     44,262        117,171
Income tax expense                                            |
 (benefit).........        7,713      22,846       (16,107)   |       16,844     48,026    64,371     19,094         49,096
                        --------    --------      --------    |     --------   --------  --------   --------       --------
                                                              |
Income (loss) before                                          |
 extraordinary item..    (59,773)     29,332       (24,088)   |       21,995     66,443    93,044     25,168         68,075
Extraordinary loss on                                         |
 early extinguishment                                         |
 of debt, net of                                              |
 taxes (6)...........         --          --            --    |        5,159      5,337        --         --            --
                        --------    --------      --------    |     --------   --------  --------   --------       --------
Net income (loss) (6).  $(59,773)   $ 29,332      $(24,088)   |     $ 16,836   $ 61,106  $ 93,044   $ 25,168       $ 68,075
                        ========    ========      ========    |     ========   ========  ========   ========       ========
Earnings per share:                                           |
 Income before                                                |
 extraordinary item                                           |
 per share of Common                                          |
 Stock (7):                                                   |
  Basic..............                                         |     $   0.71   $   1.78  $   2.25   $   0.64       $   1.69
  Diluted............                                         |     $   0.63   $   1.64  $   2.14   $   0.58       $   1.57
 Net income per share of                                      |
  Common Stock (6)(7):                                        |
    Basic.............                                        |     $   0.54   $   1.64  $   2.25   $   0.64       $   1.69
    Diluted...........                                        |     $   0.48   $   1.51  $   2.14   $   0.58       $   1.57
Weighted average shares                                       |
 of Common Stock (7):                                         |
    Basic.............                                        |       31,040     37,284    41,271     39,520         40,287
    Diluted...........                                        |       34,701     40,398    43,509     43,181         43,400

                                                                         Predecessor     |         The Company
                                                                      -----------------  | ----------------------------
                                                                         December 31,    |         December 31,
                                                                      -----------------  | ----------------------------
                                                                        1994      1995   |   1996      1997     1998
                                                                      --------  -------  | -------   -------  ---------
                                                                        (In Thousands)   |        (In Thousands)
                                                                                         |
Balance Sheet Data                                                                       |
                                                                                         |
Working capital.....................................................  $ 22,898  $ 82,698 | $ 64,754  $ 65,553  $ 95,040
                                                                                         |
Total assets........................................................   705,316   656,710 |  675,712   680,859   714,027
                                                                                         |
Total long-term debt, including current portion.....................    12,451     3,538 |  354,154   207,029   169,255
                                                                                         |
Total liabilities...................................................   247,310   176,259 |  497,908   392,570   370,177
                                                                                         |
Stockholders' equity................................................   458,006   480,451 |  177,804   288,289   343,850

__________________

(1) Reflects summary pro forma financial information of the Company derived from the financial statements and notes thereto included elsewhere in this Form 10-K, adjusted to reflect the completion of the Acquisition, the application of the net proceeds of $160,000 from the sale of capital stock and related borrowings of $260,000 and $165,000 under the Company's then-existing credit agreement and the Company's Senior Subordinated Notes, respectively, as if such events occurred at the beginning of the period.

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

(7) Because of the redemption and conversion into Common Stock of the Series A Preferred Stock upon consummation of the Company's initial public offering, historical net income per share amounts for the ten months ended December 31, 1996 and year ended December 31, 1997 are not presented herein. Earnings per share amounts for these periods are pro forma as they are based on the weighted average number of shares of Common Stock and potentially dilutive securities (nonvested stock grants and employee stock options) outstanding during the periods, after giving effect to the redemption and conversion into Common Stock of the Series A Preferred Stock assuming the redemption and conversion had occurred at the beginning of the periods presented. See Note 2 to the financial statements included elsewhere in this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Item 8, "Financial Statements and Supplementary Data."

Knoll, Inc. was formed on February 29, 1996 as a result of the Acquisition of the office furniture business unit (The Knoll Group, Inc. and related entities) of Westinghouse. Knoll, Inc. and its subsidiaries are engaged in the design, manufacture and sale of office furniture products and accessories, focusing on the middle to high-end segments of the contract furniture market.

Overview

1998 was a record year for sales and earnings, which led to continued market share gains. Management believes the Company's operating success was driven by progress made with the Company's growth initiatives as well as benefits it continues to receive from strategic actions initiated in 1994 to reorganize business activities and manufacturing processes.

The Company made significant progress with its growth strategy in 1998. It introduced two new office system products, Currents and Dividends, to enhance the breadth of its office system offerings and provide what management believes to be a very strong, comprehensive offering of office system products. Additionally, the Company increased the size of its salesforce and geographically expanded into secondary markets.

The application of the Company's growth strategy together with favorable industry dynamics had a significant effect on the Company's results of operations and financial position in 1998. The Company anticipates that revenues in the first quarter of 1999 will be down compared to the first quarter of 1998 due principally to a slowdown in industry orders and sales levels.

Recent Developments

On March 23, 1999, the Company received a proposal from Warburg, Pincus Ventures, L.P. and certain members of Knoll management to acquire all of the outstanding shares of the Company's Common Stock owned by public stockholders at a price of $25.00 per share. The Board of Directors has authorized the appointment of a special committee, consisting of independent members of the Board of Directors, to consider the proposal. Consummation of the acquisition would be subject to approval by the Board of Directors and stockholders of Knoll, as well as to the receipt of financing, the execution of a definitive merger agreement and other conditions customary in a transaction of this type.

Results of Operations

Sales

Over the past two years Knoll has experienced significant growth in sales. 1998 sales were up 17.0% from 1997 to $948.7 million. 1997 sales of $810.9 million were up 24.4%, or $159.1 million, from $651.8 million in sales for 1996. The Company's sales growth has resulted from increased volume, with the largest increase coming from sales of office systems, which management believes to be the largest and fastest growing product category in the industry. BIFMA estimates that U.S. sales of office systems were $4.6 billion, or 36.9% of total industry sales, in 1998. Office systems accounted for 68.4% of the Company's sales in 1998, 67.2% of sales in 1997 and 65.4% of sales in 1996.

Gross Profit and Operating Income

The Company's gross profit and operating income as a percentage of sales are the highest of the public companies in the industry. Both have continued to benefit from increasing volume and a continued focus on cost control. As a percentage of sales, gross profit was 39.6% for 1998 and 1997 and 35.6%, on a pro forma basis, for 1996 and operating income was 18.1% for 1998, 17.0% for 1997 and 12.0%, on a pro forma basis, for 1996.

Although selling, general and administrative expenses increased on a relative dollar basis in 1998 compared to 1997 and in 1997 compared to pro forma 1996, such expenses decreased as a percentage of sales. The increases on a relative dollar basis were due primarily to incremental employee costs related to higher sales, profit and employment levels in 1998 and 1997 as well as increased expenses related to new product and technology initiatives in 1997. The Company's 1998 selling, general and administrative expenses as a percentage of sales decreased to 21.5% for 1998 from 22.6% for 1997 and 23.5%, on a pro forma basis, for 1996.

Interest Expense

Since the Acquisition, the Company has continued to significantly reduce its debt. During the ten months ended December 31, 1996, the Company prepaid $72.0 million of indebtedness under its then-existing credit facilities. In 1997, the Company redeemed an aggregate principal amount of $57.8 million of its Senior Subordinated Notes and repaid $89.2 million of bank debt. Finally, in 1998, the Company repaid $38.0 million of bank debt, which is lower than the prior two years in part due to the implementation of the share repurchase program. The Company's interest expense was impacted favorably as a result of the continued overall reduction of debt as well as lower interest rates associated with the refinancing of its previously existing senior credit agreement in December 1996. See "Liquidity and Capital Resources" for further discussion of the events discussed above.

Income Tax Expense

With operations in the U.S., Canada and various countries in Europe, the Company's effective tax rate is directly affected by the mix of pre-tax income and the varying effective tax rates attributable to the countries in which it operates. This changing mix is primarily responsible for the change in the effective tax rate from 43.7% in 1996, on a pro forma basis, to 42.0% in 1997 and 40.9% in 1998. Additionally, the change in the effective tax rate has been impacted by the reduced effect of non-deductible expenses with the increase in pre-tax income.

Extraordinary Items

In connection with the Company's May 1997 initial public offering, which is discussed below, Knoll executed an early redemption of an aggregate principal amount of $57.8 million of its Senior Subordinated Notes. As a result of this redemption, the Company recorded an extraordinary loss of $5.3 million, net of a tax benefit of $3.5 million, in 1997. Such loss consisted of a $5.7 million premium paid and $3.1 million of unamortized financing costs that were written-off.

The Company also recorded an extraordinary loss of $5.2 million, net of a tax benefit of $3.3 million, in 1996 in connection with its strategic move to refinance its previously existing credit agreement on more favorable terms. This extraordinary loss consisted of the write-off of unamortized financing costs related to the refinanced debt.

Pro Forma Net Income and Net Income per Share as Adjusted for the Initial Public
  Offering (Unaudited Supplemental Information)

In May 1997, the Company completed an initial public offering, generating net proceeds of $133.4 million from the sale of 8,480,000 shares of Common Stock. The Company used those net proceeds together with $11.7 million borrowed under its then-existing revolving credit facility to redeem 800,000 shares of Series A Preferred Stock for $80.0 million and, as previously discussed, to redeem an aggregate principal amount of $57.8 million of the Senior Subordinated Notes for $65.1 million. If the Company assumes that these events had occurred at the beginning of 1996, net income, on a pro forma as adjusted basis, would have increased 170.2% to $68.1 million ($1.57 per share diluted) for 1997 from $25.2 million ($0.58 per share diluted) for 1996 and historical net income of $93.0 million ($2.14 per share diluted) for 1998 would have grown 36.6% from pro forma as adjusted net income for 1997.

Liquidity and Capital Resources

The following table highlights certain key cash flow and capital information pertinent to the discussion that follows:

                                                                                                   |     The Knoll
                                                                                                   |    Group, Inc.
                                                                                                   |  (Predecessor)
                                                                                                   |  -------------
                                                            Year           Year        Ten Months  |    Two Months
                                                            Ended          Ended          Ended    |       Ended
                                                        December 31,   December 31,   December 31, |    February 29,
                                                            1998           1997           1996     |        1996
                                                        ------------   ------------   ------------ |   -------------
                                                                      (In Thousands)               |   (In Thousands)
                                                                                                   |
Cash provided by (used in) operating activities.......    $114,563       $135,262        $ 89,502  |     $(54,039)
Capital expenditures..................................      36,390         33,080          15,255  |        2,296
Net repayment of long-term debt, excluding initial                                                 |
 borrowing for the Acquisition........................      38,000        146,988          72,130  |           --
Net proceeds from issuance of stock...................       4,813        133,559         160,400  |           --
Purchase of common stock..............................      38,849             --              --  |           --

The Company continued to generate strong cash flow from operating activities in 1998 primarily as a result of its improved earnings before noncash items. The Company's cash flow from operating activities for 1998 was lower than that generated for 1997 as a result of increased working capital that was partially due to increased volume and new product introductions. Free cash flow has generally been used to fund capital expenditures, working capital requirements and debt service, and, in 1998, the cash flow was also used to implement a share repurchase program.

The Company's capital expenditures for 1998 were primarily for new manufacturing equipment, additions to existing plants and information systems. The plant additions consisted of the expansion of three U.S. plants by an aggregate of approximately 139,000 square feet. The Company estimates that capital expenditures for 1999 will be approximately $35.0 million.

In September 1998, the Board of Directors approved a share repurchase program that authorized the repurchase of 3.0 million shares of the Company's Common Stock. On February 2, 1999, the Board of Directors approved an increase of 2.0 million shares to the program. During 1998, the Company repurchased 1,707,700 shares of Common Stock for $38.8 million. As of March 24, 1999, the Company purchased a total of 2,894,700 shares for $67.5 million under the program.

During the ten months ended December 31, 1996, the Acquisition from Westinghouse had a significant impact on the Company's investing and financing activities. The necessary capital to fund the Acquisition was obtained from the issuance of stock for $160.0 million and debt of $425.0 million, of which $165.0 million was from the issuance of the Senior Subordinated Notes and $260.0 million was from senior credit facilities. The senior credit facilities were subsequently refinanced, in December 1996, on more favorable terms. The Company was able to prepay $72.0 million of indebtedness under its credit facilities that existed in 1996.

As previously discussed, in May 1997, the Company completed an initial public offering that generated net proceeds of $133.4 million from its sale of 8,480,000 shares of Common Stock. The Company used those net proceeds together with $11.7 million borrowed under its then-existing revolving credit facility to redeem 800,000 shares of Series A Preferred Stock for $80.0 million and to redeem an aggregate principal amount of $57.8 million of the Senior Subordinated Notes for $65.1 million (including a redemption premium of $5.7 million and accrued and unpaid interest thereon of $1.6 million). In addition to the redemption of a portion of the Senior Subordinated Notes, the Company repaid $89.2 million of bank debt during 1997.

On August 8, 1997, the Company entered into a new senior credit agreement that modified certain terms of the agreement that it entered into in December 1996. The new agreement provides for a $275.0 million revolving credit facility that matures in August 2002. Borrowings under the new agreement bear interest at a floating rate based, at the Company's option, upon (i) the Eurodollar rate (as defined therein) plus an applicable percentage which is subject to change based on the Company's ratio of funded debt to EBITDA or (ii) the greater of the federal funds rate plus 0.5% or the prime rate. The new credit agreement contains restrictive covenants, financial covenants and events of default. Among other things, the restrictive covenants limit the Company's ability to incur additional indebtedness, pay dividends, purchase Company stock, make investments, grant liens and engage in certain other activities. During 1998, the Company continued to reduce its outstanding indebtedness under this credit facility, as it repaid $38.0 million. As of December 31, 1998, the Company had an aggregate of $212.6 million available for borrowing under the revolving credit facility.

In addition to the revolving credit facility, the Company had $107.2 million aggregate principal amount of Senior Subordinated Notes outstanding as of December 31, 1998. The Senior Subordinated Notes are subordinated to all of the Company's existing and future senior indebtedness, including all indebtedness under the revolving credit facility. The indenture governing the terms of the Senior Subordinated Notes imposes certain restrictions on the Company and its subsidiaries, including restrictions on the ability to incur indebtedness, pay dividends, purchase Company stock, make investments, grant liens and engage in certain other activities. The Company may be required to purchase the Senior Subordinated Notes upon a change of control (as defined in the indenture) and in certain circumstances with the proceeds of asset sales. The Senior Subordinated Notes are redeemable at the Company's option at any time after March 15, 2001, initially at 105.438% of their principal amount at maturity, plus accrued interest, declining to 100.0% of their principal amount at maturity, plus accrued interest, on or after March 15, 2004.

The Company's foreign subsidiaries maintain local credit facilities to provide credit for overdraft, working capital and other purposes. As of December 31, 1998, total credit available under such facilities was approximately $12.2 million, of which none had been utilized. The Company believes that it is currently in compliance with all terms of its indebtedness.

The Company continues to have significant liquidity requirements. In addition to working capital needs and the need to fund capital expenditures to support the Company's growth initiatives, the Company has cash requirements for debt service. The Company believes that existing cash balances and cash flow from operating activities, together with borrowings available under the revolving credit facility, will be sufficient to fund working capital needs, capital spending requirements and debt service requirements for at least the next 12 months. If the transaction discussed in "Recent Developments" is consummated, the Company will incur significant additional debt under new financing arrangements. Management believes that the Company's cash flows would be sufficient to service such additional debt as well as continue to fund working capital needs and capital expenditures.

Inflation

There was no significant impact on Knoll's operations as a result of inflation during the three years ended December 31, 1998.

Backlog

The Company's backlog of unfilled orders was $159.2 million at December 31, 1998 and $141.3 million at December 31, 1997. The Company manufactures substantially all of its products to order and expects to fill substantially all outstanding unfilled orders within the next twelve months. As such, backlog is not a significant factor used to predict the Company's long-term business prospects.

Impact of Year 2000

The Company has certain existing computer programs that were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. The Company also has manufacturing equipment that contains embedded chips that may recognize a date using "00" as the year 1900 rather than the year 2000, which may result in a temporary inability to use such equipment in the Company's manufacturing processes.

In 1997, the Company initiated a strategic project to replace and enhance its existing manufacturing and business systems (software and hardware) in North America with a new fully integrated system intended to enhance its order entry response time and accuracy, improve manufacturing processes, reduce delivery times, improve shipping accuracy and reduce fixed costs. While the decision to embark on this project was business related, the new software that the Company will implement has been represented by the vendor to be year 2000 compliant. Therefore, the year 2000 issue is not expected to pose significant operational
problems for the Company's computer systems.   However, if the new software is
not implemented on a timely basis or fails to be fully year 2000 compliant, the year 2000 issue could have a material impact on the operations of the Company.

The Company is evaluating the information systems currently being used by its European operations and other European year 2000 issues. Based upon information presently known, the Company does not expect its European year 2000 issues to have a material adverse effect upon its operations.

In North America, the Company has installed and is utilizing the financial applications of the new system at all of its sites and has installed and is utilizing the new manufacturing application at one of four sites. In addition, the Company is in the process of inventorying its manufacturing equipment to identify equipment that contains embedded chips. The Company anticipates that it will install all of the system applications and remedy the problems related to embedded chips that are determined not to be year 2000 compliant, through replacement or other satisfactory measures, by the third quarter of 1999. If the Company successfully implements the new system and addresses issues associated with noncompliant embedded chips by the third quarter of 1999, the year 2000 issues associated with its information systems and manufacturing equipment would not be expected to have a material adverse effect on the Company's operations.

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

The Company estimates that the total project cost will be approximately $31.5 million, approximately 72% expense and 28% capital. Through December 31, 1998, the Company has incurred expenditures of approximately $24.0 million ($17.0 million expense and $7.0 million capital) related to the project. The project is being funded with cash flows from operations. The estimated cost of the project has not constrained the Company's information systems budget or materially affected other necessary information systems activities.

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

Environmental Matters

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

The Company cautions that its forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation, the highly competitive nature of the market in which the Company competes, including the introduction of new products, pricing changes by the Company's competitors and growth rates of the office systems category; risks associated with the Company's growth strategy, including the risk that the Company's introduction of new products will not achieve the same degree of success achieved historically by the Company's products; implementation of the Company's information systems project, which could impair the Company's operations if not implemented successfully or on time; the Company's dependence on key personnel; the ability of the Company to maintain its relationships with its dealers; the Company's indebtedness, which requires a portion of the Company's cash flow from operations to be dedicated to debt service, making such cash flow unavailable for other purposes, and which could limit the Company's flexibility in reacting to changes in its industry or economic conditions generally; the Company's reliance on its patents and other intellectual property; environmental laws and regulations, including those that may be enacted in the future, that affect the ownership and operation of the Company's manufacturing plants; risks relating to potential labor disruptions; fluctuations in foreign currency exchange rates; possible risks relating to year 2000 issues; and fluctuations in industry revenues driven by a variety of macroeconomic factors, including white-collar employment levels and corporate cash flows, as well as by a variety of industry factors such as corporate reengineering and restructuring, technology demands, ergonomic, health and safety concerns and corporate relocations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the normal course of business, the Company is routinely subjected to market risk associated with interest rate movements and foreign currency exchange rate movements. Interest rate risk arises from the Company's debt obligations and related interest rate collar agreements. Foreign currency exchange rate risk arises from the Company's foreign operations.

Interest Rate Risk

As of December 31, 1998, the Company has both fixed and variable rate debt obligations for other than trading purposes that are denominated in U.S. dollars. Changes in interest rates have different impacts on the fixed and variable rate portions of the debt. A change in interest rates impacts the interest incurred and cash paid on the variable rate debt but does not impact the interest incurred or cash paid on the fixed rate debt.

The Company uses interest rate collar agreements for other than trading purposes in order to manage its exposure to fluctuations in interest rates on its variable rate debt. Such agreements effectively set agreed-upon maximum and minimum rates on a notional principal amount and utilize the London Interbank Offered Rate ("LIBOR") as a floating rate reference. The notional amounts are utilized to measure the amount of interest to be paid or received and do not represent the amount of exposure to credit loss. Fluctuations in LIBOR impact both the net financial instrument position and the amount of cash to be paid or received, if any. During the year ended December 31, 1998, the Company was not required to make nor was it entitled to receive any payments as a result of these hedging activities.

The Company will continue to review its exposure to interest rate fluctuations and evaluate whether it should manage such exposure through hedging transactions.

The following table summarizes the Company's market risks associated with its debt obligations and interest rate collar agreements as of December 31, 1998. For debt obligations, the table presents principal cash flows and average interest rates by year of maturity. Variable interest rates presented for variable rate debt represent the weighted average interest rates on the Company's revolving credit facility borrowings as of December 31, 1998. For interest rate caps and floors, the table presents the notional amounts and related interest rates by year of maturity. The forward rates presented for the caps and floors are the average forward rates for the term of each contract.

(Dollars in Thousands)               1999    2000    2001       2002     2003   Thereafter     Total    Fair Value
                                   -------  ------  ------     ------  -------  ----------    -------   ----------
Rate Sensitive Liabilities
Long-term Debt:
     Fixed Rate...............         --      --      --    $    81   $  100     $108,074    $108,255    $120,394
          Average Interest
           Rate...............      10.79%  10.79%  10.79%     10.79%   10.80%       10.80%
     Variable Rate............   $ 10,000      --      --    $51,000       --           --    $ 61,000    $ 61,000
          Average Interest
           Rate...............      5.76%   5.76%   5.76%      5.76%      --           --

Rate Sensitive Derivative
 Financial Instruments
Interest Rate Caps:
    Notional Amount...........   $115,000      --      --         --       --           --    $115,000          --
    Strike Rate...............       7.97%     --      --         --       --           --
    Forward Rate..............       5.06%     --      --         --       --           --
Interest Rate Floors:
    Notional Amount...........   $115,000      --      --         --       --           --    $115,000          --
    Strike Rate...............       5.05%     --      --         --       --           --
    Forward Rate..............       5.06%     --      --         --       --           --

Foreign Currency Exchange Rate Risk

The Company manufactures its products in the United States, Canada and Italy and sells its products in those markets as well as in other European countries. The Company's foreign sales and certain expenses are transacted in foreign currencies. The production costs, profit margins and competitive position of the Company are affected by the strength of the currencies in countries where it manufactures or purchases goods relative to the strength of the currencies in countries where its products are sold. Additionally, as the Company's reporting currency is the U.S. dollar, the financial position of the Company is affected by the strength of the currencies in countries where the Company has operations relative to the strength of the U.S. dollar. The principal foreign currencies in which the Company conducts business are the Canadian dollar and the Italian Lira. For the year ended December 31, 1998, approximately 9.6% of the Company's revenues and 27.3% of the Company's expenses were denominated in currencies other than the U.S. dollar. Foreign currency exchange rate fluctuations did not have a material impact on the financial results of the Company during 1998.

The Company generally does not hedge its foreign currency exposure. However, from time to time, the Company enters into foreign currency forward exchange contracts to manage its exposure to foreign exchange rates associated with purchases of inventory from foreign suppliers. The terms of these contracts are generally less than a year. Material gains and losses on these contracts are recognized in income in the period the value of the contract changes. The contract amounts outstanding at December 31, 1998 as well as the amount of gains and losses recorded during the year ended December 31, 1998 are not material. Additionally, the Company does not anticipate any material adverse effect on its results of operations or financial position relating to these foreign currency forward exchange contracts.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and supplementary data are filed under this Item beginning on page F-1 of this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                  KNOLL, INC.

                TABLE OF CONTENTS FOR THE FINANCIAL STATEMENTS



                                                                                                           Page
                                                                                                          ------

Report of Independent Auditors..........................................................................   F-2
Consolidated Balance Sheets at December 31, 1998 and 1997...............................................   F-3
Consolidated Statements of Operations for the Years Ended December 31, 1998 and 1997, the Ten Months
 Ended December 31, 1996 and the Two Months Ended February 29, 1996 (Predecessor).......................   F-4
Consolidated Statements of Cash Flows for the Years Ended December 31, 1998 and 1997, the Ten Months
 Ended December 31, 1996 and the Two Months Ended February 29, 1996 (Predecessor).......................   F-5
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1998 and
 1997, the Ten Months Ended December 31, 1996 and the Two Months Ended February 29, 1996 (Predecessor)..   F-6
Notes to the Consolidated Financial Statements..........................................................   F-7
Financial Statement Schedule II--Valuation and Qualifying Accounts......................................   S-1

                         REPORT OF INDEPENDENT AUDITORS




Board of Directors and Stockholders
Knoll, Inc.

We have audited the accompanying consolidated balance sheets of Knoll, Inc. as of December 31, 1998 and 1997 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1998 and 1997 and the ten-month period ended December 31, 1996 (post-acquisition periods), and the consolidated statements of operations, changes in stockholders' equity and cash flows of The Knoll Group, Inc. (Predecessor) for the two-month period ended February 29, 1996 (pre-acquisition period). Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Knoll, Inc. at December 31, 1998 and 1997 and the consolidated results of its operations and its cash flows for the post-acquisition periods in conformity with generally accepted accounting principles. Further, in our opinion, the aforementioned Predecessor consolidated financial statements present fairly, in all material respects, the consolidated results of operations and cash flows of The Knoll Group, Inc. for the pre-acquisition period in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                              /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
January 29, 1999 except for Note 20, as
 to which the date is February 10, 1999,
 and Notes 21 and 25, as to which the
 date is March 24, 1999

                                  KNOLL, INC.

                          CONSOLIDATED BALANCE SHEETS
                 (Dollars In Thousands, Except Per Share Data)

                                                                                            December 31,
                                                                                     -------------------------
                                                                                       1998             1997
                                                                                     --------         --------
ASSETS
Current assets:
  Cash and cash equivalents..................................................        $ 17,465         $ 10,790
  Customer receivables, net..................................................         137,956          122,851
  Inventories................................................................          77,113           68,249
  Deferred income taxes......................................................          21,067           21,295
  Prepaid and other current assets...........................................           9,842            3,697
                                                                                     --------         --------
      Total current assets...................................................         263,443          226,882
Property, plant and equipment, net...........................................         186,167          180,450
Intangible assets, net.......................................................         260,043          270,677
Other noncurrent assets......................................................           4,374            2,850
                                                                                     --------         --------
      Total Assets...........................................................        $714,027         $680,859
                                                                                     ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt.......................................        $ 10,000         $ 10,000
  Accounts payable...........................................................          59,551           66,697
  Income taxes payable.......................................................           7,096            6,791
  Other current liabilities..................................................          91,756           77,841
                                                                                     --------         --------
      Total current liabilities..............................................         168,403          161,329
Long-term debt...............................................................         159,255          197,029
Deferred income taxes........................................................          10,678            5,301
Postretirement benefits other than pension...................................          18,450           16,424
Other noncurrent liabilities.................................................          13,391           12,487
                                                                                     --------         --------
      Total liabilities......................................................         370,177          392,570
                                                                                     --------         --------
Stockholders' equity:
   Common stock, $0.01 par value; authorized 100,000,000 shares; 41,799,499 shares issued and outstanding (net of 1,707,700 treasury shares) in
    1998; 43,234,943 shares issued and outstanding in 1997...................             418              432
   Additional paid-in-capital................................................         181,792          214,950
   Unearned stock grant compensation.........................................            (712)            (993)
   Retained earnings.........................................................         170,986           77,942
   Accumulated other comprehensive income....................................          (8,634)          (4,042)
                                                                                     --------         --------
      Total stockholders' equity.............................................         343,850          288,289
                                                                                     --------         --------
      Total Liabilities and Stockholders' Equity.............................        $714,027         $680,859
                                                                                     ========         ========

       See accompanying notes to the consolidated financial statements.

                                  KNOLL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)


                                                                                                             |    The Knoll
                                                                               (Unaudited)                   |    Group, Inc.
                                                                              Supplemental                   |   (Predecessor)
                                                  Year            Year       Pro Forma Data     Ten Months   |   -------------
                                                  Ended           Ended        Year Ended          Ended     |    Two Months
                                               December 31,    December 31,   December 31,      December 31, | Ended February 29,
                                                  1998            1997           1996              1996      |       1996
                                                --------        --------       ---------         --------    |     --------
                                                                                                             |
                                                                                (Note 3)                     |
Sales...................................        $948,691        $810,857        $651,766         $561,534    |    $ 90,232
Cost of sales...........................         572,756         489,962         419,908          358,841    |      59,714
                                                --------        --------        --------         --------    |    --------
Gross profit............................         375,935         320,895         231,858          202,693    |      30,518
Selling, general and administrative                                                                          |
 expenses...............................         204,392         183,018         153,388          131,349    |      21,256
Westinghouse long-term incentive                                                                             |
 compensation...........................              --              --              --               --    |      47,900
Allocated corporate expenses............              --              --              --               --    |         921
                                                --------        --------        --------         --------    |    --------
Operating income (loss).................         171,543         137,877          78,470           71,344    |     (39,559)
Interest expense........................          16,860          25,075          40,030           32,952    |         340
Other income (expense), net.............           2,732           1,667             151              447    |        (296)
                                                --------        --------        --------         --------    |    --------
Income (loss) before income tax expense                                                                      |
 (benefit) and  extraordinary item......         157,415         114,469          38,591           38,839    |     (40,195)
Income tax expense (benefit)............          64,371          48,026          16,848           16,844    |     (16,107)
                                                --------        --------        --------         --------    |    --------
Income (loss) before                                                                                         |
 extraordinary item.....................          93,044          66,443          21,743           21,995    |     (24,088)
Extraordinary loss on early                                                                                  |
 extinguishment of debt, net of taxes...              --           5,337           5,159            5,159    |          --
                                                --------        --------        --------         --------    |    --------
Net income (loss).......................        $ 93,044        $ 61,106        $ 16,584         $ 16,836    |    $(24,088)
                                                ========        ========        ========         ========    |    ========
Earnings per share (Note 2):                                                                                 |
 Income before extraordinary item:                                                                           |
  Basic.................................        $   2.25        $   1.78        $   0.70         $   0.71    |
  Diluted...............................        $   2.14        $   1.64        $   0.63         $   0.63    |
 Net income:                                                                                                 |
  Basic.................................        $   2.25        $   1.64        $   0.53         $   0.54    |
  Diluted...............................        $   2.14        $   1.51        $   0.48         $   0.48    |
Weighted average shares of common stock                                                                      |
 (Note 2):                                                                                                   |
  Basic.................................          41,271          37,284          31,040           31,040    |
  Diluted...............................          43,509          40,398          34,701           34,701    |
                                                                                                             |
                                                                                                             |
Supplemental pro forma as adjusted data                                                                      |
 (Unaudited) (Note 5):                                                                                       |
  Pro forma net income..................                        $ 68,075        $ 25,168                     |
  Pro forma net income per share of                                                                          |
   common stock (Note 2):                                                                                    |
     Basic..............................                        $   1.69        $   0.64                     |
     Diluted............................                        $   1.57        $   0.58                     |
  Pro forma weighted average shares of                                                                       |
   common stock (Note 2):                                                                                    |
     Basic..............................                          40,287          39,520                     |
     Diluted............................                          43,400          43,181                     |

        See accompanying notes to the consolidated financial statements.

                                  KNOLL, INC.


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                                                                               |     The Knoll
                                                                                                               |    Group, Inc.
                                                                                                               |   (Predecessor)
                                                                                                               |   -------------
                                                                  Year             Year         Ten Months     |    Two Months
                                                                  Ended           Ended            Ended       |      Ended
                                                               December 31,    December 31,     December 31,   |    February 29,
                                                                  1998            1997             1996        |       1996
                                                                --------        --------        ---------      |     --------
CASH FLOWS FROM OPERATING ACTIVITIES                                                                           |
                                                                                                               |
Net income (loss)........................................       $ 93,044        $ 61,106        $  16,836      |     $(24,088)
Noncash items included in income:                                                                              |
 Depreciation............................................         28,686          25,082           19,251      |        3,150
 Amortization of intangible assets.......................          7,816           8,041            7,881      |        1,167
 Extraordinary loss......................................             --           8,838            8,542      |           --
 Other noncash items.....................................         (1,636)            240              477      |           --
Changes in assets and liabilities:                                                                             |
 Customer receivables....................................        (15,184)        (12,176)          (5,110)     |        8,798
 Inventories.............................................         (9,061)        (11,381)           1,416      |          671
 Accounts payable........................................         (6,452)         18,052           15,870      |      (15,292)
 Current and deferred income taxes.......................            591          15,896           (3,961)     |      (16,627)
 Other current assets....................................           (237)          1,674              747      |        2,283
 Other current liabilities...............................         13,547          12,849           18,372      |       (7,190)
 Other noncurrent assets and liabilities.................          3,449           7,041            9,181      |       (6,911)
                                                                --------        --------        ---------      |     --------
Cash provided by (used in) operating activities..........        114,563         135,262           89,502      |      (54,039)
                                                                --------        --------        ---------      |     --------
                                                                                                               |
CASH FLOWS FROM INVESTING ACTIVITIES                                                                           |
Acquisition of the Company from Westinghouse.............             --              --         (579,801)     |           --
Capital expenditures.....................................        (36,390)        (33,080)         (15,255)     |       (2,296)
Proceeds from sale of assets.............................            152             164              218      |           --
                                                                --------        --------        ---------      |     --------
Cash used in investing activities........................        (36,238)        (32,916)        (594,838)     |       (2,296)
                                                                --------        --------        ---------      |     --------
                                                                                                               |
CASH FLOWS FROM FINANCING ACTIVITIES                                                                           |
Repayment of short-term debt, net........................             --              --           (1,483)     |       (3,805)
Proceeds from (repayment of) revolving credit facility,                                                        |
 net.....................................................        (38,000)        (79,000)          88,000      |           --
Proceeds from long-term debt.............................            201              --          525,000      |           --
Repayment of long-term debt..............................             --         (67,988)        (260,130)     |           --
Premium paid for early extinguishment of debt............             --          (5,775)              --      |           --
Net proceeds from issuance of stock......................          4,813         133,559          160,400      |           --
Redemption of preferred stock............................             --         (80,000)              --      |           --
Purchase of common stock.................................        (38,849)             --               --      |           --
Net receipts from parent company.........................             --              --               --      |       60,848
                                                                --------        --------        ---------      |     --------
Cash provided by (used in) financing activities..........        (71,835)        (99,204)         511,787      |       57,043
                                                                --------        --------        ---------      |     --------
                                                                                                               |
Effect of exchange rate changes on cash and cash                                                               |
 equivalents.............................................            185          (1,156)              18      |           58
                                                                --------        --------        ---------      |     --------
                                                                                                               |
Increase in cash and cash equivalents....................          6,675           1,986            6,469      |          766
                                                                                                               |
Cash and cash equivalents at beginning of period.........         10,790           8,804            2,335      |        1,569
                                                                --------        --------        ---------      |     --------
                                                                                                               |
Cash and cash equivalents at end of period...............       $ 17,465        $ 10,790        $   8,804      |     $  2,335
                                                                ========        ========        =========      |     ========

        See accompanying notes to the consolidated financial statements.

                                  KNOLL, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars In Thousands)

                                                      Unearned Stock                            Accumulated Other       Total
                Preferred   Common     Additional         Grant       Retained  Parent Company    Comprehensive      Stockholders'
                   Stock     Stock   Paid-in-Capital   Compensation   Earnings     Investment         Income            Equity
                ---------   -------  ---------------  --------------  --------  --------------  ------------------  --------------
The Knoll
 Group, Inc.
 (Predecessor)
 Balance at
 December 31,
 1995.........     $    -     $  -          $      -      $     -     $      -       $ 503,317          $ (22,866)       $480,451
                                                                                                                         --------
Net loss......          -        -                 -            -            -         (24,088)                 -         (24,088)
Foreign
 currency
 translation
 adjustment...          -        -                 -            -            -               -                 58              58
                                                                                                                         --------
   Comprehensive
    loss........                                                                                                          (24,030)
                                                                                                                         --------
Capital
 expenditures.          -        -                 -            -            -           2,296                  -           2,296
Net interunit
 transactions..         -        -                 -            -            -          58,552                  -          58,552
                   ------     ----          --------      -------     --------       ---------          ---------        --------
Balance at
 February
 29, 1996.....     $    -     $  -          $      -      $     -     $      -       $ 540,077          $ (22,808)       $517,269
                   ======     ====          ========      =======     ========       =========          =========        ========

----------------------------------------------------------------------------------------------------------------------------------

Balance at
 March 1,
 1996
 (shares:
 1,599,000
 preferred and
 3,139,430
 common).....      $1,599     $ 31          $158,370      $     -     $      -       $       -          $       -         160,000
                                                                                                                         --------
Net income...           -        -                 -            -       16,836       $       -          $       -        $ 16,836
Foreign
 currency
 translation
 adjustment...          -        -                 -            -            -               -                532             532
                                                                                                                         --------
   Comprehensive
    income.....                                                                                                            17,368
                                                                                                                         --------
Shares issued
 for
 consideration
 (shares:
 3,998
 preferred,
 7,848
 common)......          4        -               396            -            -               -                  -             400
Shares issued
 under stock
 incentive plan
 (4,144,030
 shares)......          -       42             1,381       (1,423)           -               -                  -               -
Earned stock
 grant
 compensation.          -        -                 -           36            -               -                  -              36
                   ------     ----          --------      -------     --------       ---------          ---------        --------
Balance at
 December 31,
 1996.........      1,603       73           160,147       (1,387)      16,836               -                532         177,804
                                                                                                                         --------
Net income....          -        -                 -            -       61,106               -                  -          61,106
Foreign currency
 translation
 adjustment...          -        -                 -            -            -               -             (4,574)         (4,574)
                                                                                                                         --------
   Comprehensive
    income.....                                                                                                            56,532
                                                                                                                         --------
Shares issued
 for
 consideration
 (8,502,716
 shares)......          -       85           133,474            -            -               -                  -         133,559
800,000
 preferred
 shares
 redeemed for
 $80,000 and
 11,749,361
 common
 shares)......       (800)     117           (79,317)           -            -               -                  -         (80,000)
802,998
 preferred
 shares
 converted
 into
 15,691,558
 common shares.      (803)     157               646            -            -               -                  -               -
Earned stock
 grant
 compensation.          -        -                 -          394            -               -                  -             394
                   ------     ----          --------      -------     --------       ---------          ---------        --------
Balance at
 December
 31, 1997......         -     $432           214,950         (993)      77,942               -             (4,042)        288,289
                                                                                                                         --------
Net income.....         -        -                 -            -       93,044               -                  -          93,044
Foreign
 currency
 translation
 adjustment....         -        -                 -            -            -               -             (4,592)         (4,592)
                                                                                                                         --------
   Comprehensive
    income.....                                                                                                            88,452
                                                                                                                         --------
Shares issued
 for
 consideration:
 Exercise of
  stock options,
  including tax
  benefit of $864
  (196,647
  shares)......         -        2             4,020            -            -               -                  -           4,022
 Other (75,609
  shares)......         -        1             1,654            -            -               -                  -           1,655
Purchase of
 common
 stock
 (1,707,700
 shares).......         -      (17)          (38,832)           -            -               -                  -         (38,849)
Earned stock
 grant
 compensation..         -        -                 -          281            -               -                  -             281
                   ------     ----          --------      -------     --------       ---------          ---------        --------
Balance at
 December
 31, 1998
 (41,799,499
 shares).......    $    -     $418          $181,792      $  (712)    $170,986       $       -          $  (8,634)       $343,850
                   ======     ====          ========      =======     ========       =========          =========        ========

     See accompanying notes to the consolidated financial statements.

                                  KNOLL, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

  Knoll, Inc. and its subsidiaries (the "Company" or "Knoll") are engaged in the design, manufacture and sale of office furniture products and accessories, focusing on the middle to high-end segments of the contract furniture market. The Company has operations in the United States ("U.S."), Canada and Europe and sells its products primarily through its direct sales representatives and independent dealers.

  The Company was formed on February 29, 1996 as a result of the acquisition of the office furniture business unit (The Knoll Group, Inc. and related entities) of Westinghouse Electric Corporation, currently known as CBS Corporation ("Westinghouse"). See Note 3 for further discussion of the acquisition.

  The accompanying consolidated financial statements present the financial position of the Company as of December 31, 1998 and 1997, the results of operations, cash flows and changes in stockholders' equity of the Company for the years ended December 31, 1998 and 1997 and the ten-month period ended December 31, 1996 and the results of operations, cash flows and changes in stockholders' equity of The Knoll Group, Inc. and related entities (the "Predecessor") for the two-month period ended February 29, 1996. In addition, unaudited supplemental pro forma results of operations data of the Company has been provided for the years ended December 31, 1997 and 1996. Such data is provided solely for additional analysis and is not intended to be a presentation in accordance with generally accepted accounting principles (see
  Note 5).

  Since the Predecessor was a business unit of Westinghouse, the accompanying financial statements of the Predecessor include estimates for certain expenses incurred by Westinghouse on its behalf. These expenses generally include, but are not limited to, officer and employee salaries, rent, depreciation, accounting and legal services, other selling, general and administrative expenses and other such expenses.

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

  The consolidated financial statements of the Predecessor include the accounts of The Knoll Group, Inc. and related entities after elimination of intercompany transactions except for those with other units of Westinghouse.

  Cash and Cash Equivalents

  Cash and cash equivalents includes cash on hand and investments with original maturities of three months or less.

  Inventories

  Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

                                  KNOLL, INC.

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

  Income Taxes

  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. Income taxes are provided in the accompanying financial statements of the Predecessor as if the Predecessor had filed a separate tax return.

  Foreign Currency Translation

  Results of foreign operations are translated into U.S. dollars using average exchange rates during the period, while assets and liabilities are translated into U.S. dollars using exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded in, and are the only component of, accumulated other comprehensive income.

  Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than the functional currency are included in income in the year in which the change occurs.

  Stock-Based Compensation

  Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages entities to record compensation expense for stock-based employee compensation plans at fair value but provides the option of measuring compensation expense using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company accounts for stock-based compensation in accordance with APB 25. Pro forma results of operations as if SFAS 123 had been used to account for stock-based compensation plans are presented in Note 20.

                                  KNOLL, INC.

  Share and Per Share Amounts

  Because of the significance of the redemption and conversion into common stock of the outstanding Series A 12% Participating Convertible Preferred Stock ("Series A Preferred Stock") as discussed in Note 4, historical earnings per share amounts for the year ended December 31, 1997 and the ten months ended December 31, 1996 are not presented herein. Earnings per share amounts reported for these periods are pro forma as they are based on the weighted average number of shares of common stock and potentially dilutive securities (employee stock options and nonvested restricted stock grants) outstanding during the periods, after giving effect to the redemption and conversion into common stock of the Series A Preferred Stock assuming such redemption and conversion had occurred at the beginning of the periods. In addition, pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 98, all common stock and options to purchase common stock issued for nominal consideration prior to the initial public offering (see Note 4) have been reflected as outstanding as of the beginning of each of these periods.

  All numbers of shares of common stock and per share amounts for 1997 and 1996 have been adjusted, as necessary, to give retroactive effect to the 3.13943-for-1 stock split that occurred on May 6, 1997.

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

  Recently Issued Accounting Pronouncement

  In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 is effective for the Company beginning on January 1, 1999. It requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company currently expenses such costs as incurred. The Company believes that the adoption of SOP 98-1 will not have a material impact on the Company's future earnings or financial position.

  Reclassifications

  Certain amounts for 1997 and 1996 in the accompanying consolidated financial statements have been reclassified to conform to the 1998 classifications.


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

  Supplemental pro forma results of operations for the year ended December 31, 1996 have been presented for comparative purposes only. Such results include certain adjustments, such as additional depreciation expense as a result of a step-up in the basis of fixed assets, additional selling, general and administrative costs for services previously provided by Westinghouse, additional amortization expense as a result of goodwill and other intangible assets, increased interest expense as a result of the debt assumed to finance the acquisition, elimination of incentive compensation under Westinghouse's long-term incentive plans that became payable, and for which amounts payable were established, as a result of the acquisition, and related income tax effects. Such results do not purport to be indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 1996, nor do they purport to be indicative of results that will be achieved in the future.


4. INITIAL PUBLIC OFFERING

  The Company completed an initial public offering (the "IPO") during the second quarter of 1997. An aggregate of 9,200,000 shares, including 720,000 shares sold by a selling stockholder, were sold during May and June 1997 at $17.00 per share. The net proceeds to the Company amounted to $133,440,000 after deducting related expenses. The net proceeds, together with borrowings of $11,673,000 under the Company's then-existing revolving credit facility, were used (i) to redeem 800,000 shares of Series A Preferred Stock and (ii) to redeem an aggregate principal amount of $57,750,000 of the Company's Senior Subordinated Notes for a total redemption price of $65,113,000, including a redemption premium of $5,775,000 and accrued and unpaid interest thereon of $1,588,000. The 800,000 shares of Series A Preferred Stock were redeemed for $80,000,000 and 11,749,361 shares of common stock. Additionally, in connection with the IPO, another 802,998 shares of Series A Preferred Stock were converted into 15,691,558 shares of common stock.


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

                                  KNOLL, INC.

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

6. RELATED PARTY TRANSACTIONS OF THE PREDECESSOR

  The Predecessor purchased products from and sold products to other Westinghouse operations. Additionally, Westinghouse provided certain services to the Predecessor, some of which the Predecessor purchased and some of which Westinghouse charged directly to the Predecessor. Services that the Predecessor purchased from Westinghouse included telecommunications, printing and productivity and quality consulting. Other services provided by Westinghouse for which the Predecessor was charged directly included information systems support; certain accounting functions, such as transaction processing; legal, environmental affairs and human resources consulting and compliance support; and liability, property and workers' compensation insurance programs administration. The cost of all services provided by Westinghouse, whether they were purchased by the Predecessor or charged directly to the Predecessor by Westinghouse, are included in the Predecessor's results of operations for the two months ended February 29, 1996.

  Westinghouse did not charge its business units for the carrying costs related to its investment in such units (i.e. parent company investment). Therefore, the Predecessor's results of operations for the two months ended February 29, 1996 do not include any allocated interest charges from Westinghouse.

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

                                  KNOLL, INC.

7. CUSTOMER RECEIVABLES

  Customer receivables are presented net of an allowance for doubtful accounts of $5,057,000 and $5,461,000 at December 31, 1998 and 1997, respectively.
  Management performs ongoing credit evaluations of its customers and generally does not require collateral. As of December 31, 1998 and 1997, the U.S. government represented approximately 11.4% and 13.8%, respectively, of gross customer receivables.


8. INVENTORIES

                                                      December 31,
                                             ------------------------------
                                               1998                  1997
                                             --------              --------
                                                    (In Thousands)

   Raw materials....................          $42,625               $37,868
   Work in process..................           11,827                 9,638
   Finished goods...................           22,661                20,743
                                              -------               -------
   Inventories......................          $77,113               $68,249
                                              =======               =======


9. PROPERTY, PLANT AND EQUIPMENT

                                                        December 31,
                                             -------------------------------
                                               1998                   1997
                                             --------               --------
                                                      (In Thousands)
   Land and buildings...............         $ 67,303               $ 62,249
   Machinery and equipment..........          169,261                139,592
   Construction in progress.........           21,406                 22,433
                                             --------               --------
   Property, plant and equipment....          257,970                224,274
   Accumulated depreciation.........          (71,803)               (43,824)
                                             --------               --------
   Property, plant and equipment, net        $186,167               $180,450
                                             ========               ========


10. INTANGIBLE ASSETS

                                                       December 31,
                                            -------------------------------
                                              1998                   1997
                                            --------               --------
                                                     (In Thousands)
   Goodwill........................         $ 53,943               $ 56,803
   Trademarks......................          219,900                219,900
   Deferred financing fees.........            8,354                  8,354
                                            --------               --------
   Intangible assets...............          282,197                285,057
   Accumulated amortization........          (22,154)               (14,380)
                                            --------               --------
   Intangible assets, net..........         $260,043               $270,677
                                            ========               ========

                                  KNOLL, INC.

11. OTHER CURRENT LIABILITIES

                                                                                                December 31,
                                                                                     ------------------------------
                                                                                       1998                  1997
                                                                                     --------              --------
                                                                                              (In Thousands)
   Accrued employee compensation...........................................          $51,593               $39,414
   Accrued product warranty................................................           10,407                10,871
   Other...................................................................           29,756                27,556
                                                                                     -------               -------
   Other current liabilities...............................................          $91,756               $77,841
                                                                                     =======               =======

12. INDEBTEDNESS

  The Company's long-term debt is summarized as follows:

                                                                                              December 31,
                                                                                    ------------------------------
                                                                                      1998                   1997
                                                                                    -------                -------
                                                                                             (In Thousands)

   10.875% Senior Subordinated Notes due 2006..............................         $107,250               $107,250
   Revolving loans, variable rate (5.675% - 5.875%
    at December 31, 1998 and 6.25% - 6.40% at
    December 31, 1997), due 2002...........................................           61,000                 99,000
   Other...................................................................            1,005                    779
                                                                                    --------               --------
                                                                                     169,255                207,029
   Less current maturities.................................................          (10,000)               (10,000)
                                                                                    --------               --------
   Long-term debt..........................................................         $159,255               $197,029
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

  The Senior Subordinated Notes outstanding at December 31, 1998 may not be redeemed at the Company's option prior to March 15, 2001. At such date, the Senior Subordinated Notes are redeemable, in whole or in part, at 105.438% of principal amount, and thereafter at an annually declining premium over par until March 15, 2004 when they are redeemable at par. There are no sinking fund requirements related to the Senior Subordinated Notes.

                                  KNOLL, INC.

  The indenture for the Senior Subordinated Notes limits the incurrence of indebtedness, payment of dividends and purchase of Company stock and includes certain other restrictions and limitations that are customary with subordinated indebtedness of this type. Under the indenture, the amount available to pay dividends and redeem stock was $102,055,000 as of December 31, 1998. The Company was in compliance with the terms of the indenture at December 31, 1998.

  Term and Revolving Loans

  On December 17, 1996, the Company entered into a $230,000,000 senior credit agreement, consisting of a $100,000,000 term loan and a $130,000,000 revolving credit facility, that replaced its then existing senior credit agreement. The refinancing resulted in an extraordinary charge of $8,542,000 on a pre-tax basis ($5,159,000 on an after-tax basis) to operations for the ten months ended December 31, 1996. This extraordinary charge consisted of the write-off of unamortized financing costs related to the refinanced debt.

  On August 8, 1997, the Company entered into a new agreement that modified certain terms of the December 17, 1996 credit agreement. The new agreement provides for a $275,000,000 revolving credit facility that matures in August 2002. At the time this change became effective, $90,000,000 of indebtedness outstanding under the previously existing term loan and $50,000,000 under the previously existing revolving credit facility became revolving borrowings under the new agreement.

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

  The credit agreement subjects the Company to various affirmative and negative covenants. Among other things, the covenants limit the Company's ability to incur additional indebtedness, declare or pay dividends and purchase Company stock and require the Company to maintain certain financial ratios with respect to funded debt leverage. Under the credit agreement, the amount available to pay dividends and redeem stock was $86,212,000 as of December 31, 1998. The Company was in compliance with the credit agreement covenants at December 31, 1998.

  At December 31, 1998, the Company had outstanding credit facility borrowings totaling $61,000,000, of which $10,000,000 has been classified as current, and total letters of credit of approximately $1,417,000. There were no borrowings under the letters of credit.

  The Company pays a commitment fee ranging from 0.125% to 0.25%, depending on the Company's leverage ratio, on the unused portion of the revolving credit facility. In addition, a letter of credit fee ranging from 0.325% to 0.75%, depending on the Company's leverage ratio, is required to be paid on the amount available to be drawn under letters of credit. As of December 31, 1998, the commitment and letter of credit fees applicable to the Company were 0.125% and 0.325%, respectively.

                                  KNOLL, INC.

  The Company also has several revolving credit agreements with various European financial institutions. These credit agreements are to provide credit primarily for overdraft and working capital purposes. As of December 31, 1998, total credit available under such agreements was approximately $12,247,000 or the European equivalent. There is currently no expiration date on these agreements. The interest rate on borrowings is variable and is based on the monetary market rate that is linked to each country's prime rate. As of December 31, 1998, the Company did not have any outstanding borrowings under the European credit facilities.

  Interest Paid

  For the years ended December 31, 1998 and 1997, the Company made interest payments totaling $15,943,000 and $25,505,000, respectively. Total interest paid for the ten months ended December 31, 1996 was $25,775,000.

  Maturities

  Aggregate maturities of the Company's indebtedness are as follows (in thousands):

      1999.............................      $ 10,000
      2000.............................            --
      2001.............................            --
      2002.............................        51,081
      2003.............................           100
      Thereafter.......................       108,074
                                             --------
                                             $169,255
                                             ========


13. PREFERRED STOCK

  The Company's Certificate of Incorporation authorizes the issuance of 10,000,000 shares of preferred stock with a par value of $1.00 per share. 1,920,000 of these shares are designated as Series A 12% Participating Convertible Preferred Stock, of which 1,602,998 shares have been retired and canceled as a result of the redemption and conversion discussed in Note 4 and 317,002 shares remain eligible to be issued. Subject to existing laws, the Board of Directors is authorized to provide for the issuance of preferred shares in one or more series, for such consideration and with designations, powers, preferences and relative, participating, optional or other special rights and the qualifications, limitations or restrictions thereof, as shall be determined by the Board of Directors.


14. DERIVATIVE FINANCIAL INSTRUMENTS

  The Company uses interest rate collar agreements to manage its exposure to fluctuations in interest rates on its variable rate debt. Such agreements effectively set agreed-upon maximum and minimum rates on a notional principal amount and utilize the London Interbank Offered Rate ("LIBOR") as a variable rate reference. The net amount paid or received on the agreements is recognized as an adjustment to interest expense.

  The aggregate notional principal amount of the Company's interest rate collar agreements outstanding at December 31, 1998 and 1997 was $115,000,000 and $150,000,000, respectively, and the related weighted average maximum and minimum rates were 7.97% and 5.05%, respectively, at December 31, 1998 and

                                  KNOLL, INC.

  7.86% and 5.16%, respectively, at December 31, 1997. The agreements outstanding at December 31, 1998 mature in April 1999. The counterparties to the interest rate collar agreements are major financial institutions. During the years ended December 31, 1998 and 1997 and the ten months ended December 31, 1996, the Company was not required to make nor was it entitled to receive any payments as a result of these hedging activities.

  From time to time, the Company also enters into foreign currency forward exchange contracts to manage its exposure to foreign exchange rates associated with purchases of inventory from foreign suppliers. The terms of these contracts are generally less than a year. Material gains and losses on these contracts are recognized in income in the period the value of the contract changes. The contract amounts outstanding at December 31, 1998 and 1997 as well as the amounts of gains and losses recorded during the years ended December 31, 1998 and 1997 were not material. The Company had not entered into any foreign currency forward exchange contracts during the ten months ended December 31, 1996.


15. CONTINGENT LIABILITIES AND COMMITMENTS

  The Company is subject to various claims and litigation in the ordinary course of its business. The Company is not a party to any lawsuit or proceeding which, in the opinion of management, based on information presently known, is likely to have a material adverse effect on the Company.


16. FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following methods and assumptions were used to estimate the fair values of each class of financial instruments:

  Cash and Cash Equivalents, Accounts Receivable and Accounts Payable

  The fair values of these financial instruments approximate their carrying amounts due to their immediate or short-term periods to maturity.

  Long-Term Debt

  The fair values of the variable rate long-term debt instruments approximate their carrying amounts. The fair value of other long-term debt was estimated using quoted market values or discounted cash flow analyses based on current incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company's long-term debt, including the current portion, was approximately $181,394,000 at December 31, 1998 and $220,435,000 at December 31, 1997 while the carrying amounts were $169,255,000 and $207,029,000, respectively.

  Interest Rate Collar Agreements

  The fair value of the Company's interest rate collar agreements, as estimated by dealers, was not material as of December 31, 1998 and 1997.

  Foreign Currency Forward Exchange Contracts

  The fair value of the Company's foreign currency forward exchange contracts, as determined by quoted market prices, was not material as of December 31, 1998 and 1997.

                                  KNOLL, INC.

17. EARNINGS PER SHARE

  The following table sets forth a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income before extraordinary item. Earnings per share amounts for the year ended December 31, 1997 and the ten months ended December 31, 1996 are pro forma. See Note 2 for a description of the pro forma basis of presentation.

                                                                        Income Before
                                                                        Extraordinary    Weighted Average
                                                                             Item             Shares        Per Share
                                                                         (Numerator)      (Denominator)       Amount
                                                                        -------------    ----------------   ---------
                                                                          (In Thousands, Except  Per Share Amounts)
      Year Ended December 31, 1998
      Basic earnings per share...................................          $93,044            41,271          $2.25
                                                                                                              =====
      Effect of dilutive potential common shares:
        Employee stock options...................................               --               476
        Nonvested restricted stock grants........................               --             1,762
                                                                           -------            ------
      Diluted earnings per share.................................          $93,044            43,509          $2.14
                                                                           =======            ======          =====

      Year Ended December 31, 1997
      Basic pro forma earnings per share.........................          $66,443            37,284          $1.78
                                                                                                              =====
      Effect of dilutive potential common shares:
        Employee stock options...................................               --               235
        Nonvested restricted stock grants........................               --             2,879
                                                                           -------            ------
      Diluted pro forma earnings per share.......................          $66,443            40,398          $1.64
                                                                           =======            ======          =====

      Ten Months Ended December 31, 1996
      Basic pro forma earnings per share.........................          $21,995            31,040          $0.71
                                                                                                              =====
      Dilutive effect of nonvested restricted stock grants.......               --             3,661
                                                                           -------            ------
      Diluted pro forma earnings per share.......................          $21,995            34,701          $0.63
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

                                  KNOLL, INC.

18. INCOME TAXES

  Income (loss) before income taxes and extraordinary item consists of the following:


                                                                                                     |    The Knoll
                                                                                                     |   Group, Inc.
                                                                                                     |  (Predecessor)
                                                                                                     |  ------------
                                                            Year           Year         Ten Months   |  Two Months
                                                           Ended           Ended           Ended     |      Ended
                                                        December 31,    December 31,    December 31, |  February 29,
                                                            1998            1997            1996     |      1996
                                                        ------------    ------------    -----------  |  ------------
                                                                       (In Thousands)                | (In Thousands)
                                                                                                     |
      U.S. operations.............................        $142,483        $ 82,851         $23,381   |    $(39,105)
      Foreign operations..........................          14,932          31,618          15,458   |      (1,090)
                                                          --------        --------         -------   |    --------
                                                          $157,415        $114,469         $38,839   |    $(40,195)
                                                          ========        ========         =======   |    ========

  Income tax expense (benefit), excluding extraordinary items, is comprised of the following:


                                                                                                   |     The Knoll
                                                                                                   |    Group, Inc.
                                                                                                   |   (Predecessor)
                                                                                                   |   -------------
                                                          Year            Year         Ten Months  |    Two Months
                                                         Ended           Ended            Ended    |       Ended
                                                      December 31,    December 31,    December 31, |   February 29,
                                                         1998            1997            1996      |      1996
                                                      -----------     -----------     -----------  |   ------------
                                                                    (In Thousands)                 | (In Thousands)
                                                                                                   |
      Current:                                                                                     |
        Federal...................................      $42,364         $21,585         $10,909    |    $(13,801)
        State.....................................        9,456           5,980           2,953    |      (1,814)
        Foreign...................................        5,414          11,295             661    |          28
                                                        -------         -------         -------    |    --------
          Total current...........................       57,234          38,860          14,523    |     (15,587)
                                                        -------         -------         -------    |    --------
      Deferred:                                                                                    |
        Federal...................................        4,423           6,258          (2,850)   |        (460)
        State.....................................        1,113             708            (612)   |         (60)
        Foreign...................................        1,601           2,200           5,783    |          --
                                                        -------         -------         -------    |    --------
          Total deferred..........................        7,137           9,166           2,321    |        (520)
                                                        -------         -------         -------    |    --------
      Income tax expense (benefit)................      $64,371         $48,026         $16,844    |    $(16,107)
                                                        =======         =======         =======    |    ========

  Income taxes paid by the Company for the years ended December 31, 1998 and 1997 totaled $61,404,000 and $24,026,000, respectively. For the ten months ended December 31, 1996, income taxes paid by the Company amounted to $13,137,000.

  The recognition and measurement of the income tax benefit for the Predecessor required certain assumptions, allocations and significant estimates in order to measure the tax consequences as if the Predecessor were a stand-alone taxpayer.

                                  KNOLL, INC.

  The following table sets forth the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities:

                                                                                              December 31,
                                                                                      --------------------------
                                                                                         1998              1997
                                                                                      --------          --------
                                                                                             (In Thousands)
      Deferred tax assets:
        Accounts receivable, principally due to allowance for doubtful
         accounts.............................................................        $  1,624          $  1,634
        Inventories...........................................................           2,640             3,153
        Net operating loss carryforwards......................................          19,045            21,359
        Obligation for postretirement benefits other than pension.............           7,591             7,039
        Accrued liabilities and other items...................................          20,915            20,493
                                                                                      --------          --------
      Gross deferred tax assets...............................................          51,815            53,678
      Valuation allowance.....................................................         (22,528)          (25,172)
                                                                                      --------          --------
      Net deferred tax assets.................................................          29,287            28,506
                                                                                      --------          --------
      Deferred tax liabilities:
        Intangibles, principally due to differences in amortization...........          11,260             7,303
        Plant and equipment, principally due to differences in depreciation
         and assigned values..................................................           7,411             5,011
        Other items...........................................................             227               198
                                                                                      --------          --------
      Gross deferred tax liabilities..........................................          18,898            12,512
                                                                                      --------          --------
      Net deferred tax asset..................................................        $ 10,389          $ 15,994
                                                                                      ========          ========

  As of December 31, 1998, the Company had net operating loss carryforwards totaling approximately $49,959,000 in various foreign tax jurisdictions, of which $17,658,000 generally expire through 2000 and $32,301,000 may be carried forward for an unlimited time.

  The Company has recorded a valuation allowance for net deferred tax assets in foreign tax jurisdictions, primarily related to pre-acquisition net operating loss carryforwards, due to losses incurred in these tax jurisdictions in previous years.

  At December 31, 1996, the Company had recorded a valuation allowance of $33,161,000.

  For the years ended December 31, 1998 and 1997 and the ten months ended December 31, 1996, tax benefits recognized through reductions of the valuation allowance for pre-acquisition net operating loss carryforwards had the effect of reducing goodwill by $1,457,000, $4,524,000 and $4,246,000, respectively. If additional tax benefits are recognized in the future through further reduction of the valuation allowance, such benefits will generally reduce goodwill.

                                  KNOLL, INC.

  The following table sets forth a reconciliation of the statutory federal income tax rate to the effective income tax rate:

                                                                                                           |    The Knoll
                                                                                                           |   Group, Inc.
                                                                                                           |  (Predecessor)
                                                                                                           |  -------------
                                                                  Year            Year         Ten Months  |   Two Months
                                                                 Ended           Ended           Ended     |      Ended
                                                              December 31,    December 31,    December 31, |  February 29,
                                                                  1998            1997            1996     |      1996
                                                              -----------     -----------     -----------  |  ------------
                                                                                                           |
      Federal statutory tax rate......................           35.0%           35.0%           35.0%     |    (35.0%)
      Increase (decrease) in the tax rate resulting                                                        |
       from:                                                                                               |
          State taxes, net of federal effect..........            4.4             3.8             3.9      |     (4.5)
          Higher income tax rates of other countries..            1.2             2.4             3.2      |     (0.2)
          Non-deductible goodwill amortization........            0.2             0.3             1.0      |      1.1
          Other.......................................            0.1             0.5             0.3      |     (1.4)
                                                                 ----            ----            ----      |    -----
      Effective tax rate..............................           40.9%           42.0%           43.4%     |    (40.0%)
                                                                 ====            ====            ====      |    =====

  The Company has not made provision for U.S. federal and state income taxes as of December 31, 1998 on approximately $35,522,000 of foreign earnings that are expected to be reinvested indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of the unrecognized deferred tax liability is not practicable.


19. LEASES

  The Company has commitments under operating leases for certain machinery and equipment and facilities used in its operations. Total rental expense for the years ended December 31, 1998 and 1997 and the ten months ended December 31, 1996 was $9,256,000, $8,902,000 and $7,787,000, respectively. Future minimum rental payments required under those operating leases that have an initial or remaining noncancelable lease term in excess of one year are as follows (in thousands):

      1999............................................      $ 7,442
      2000............................................        6,470
      2001............................................        5,569
      2002............................................        4,803
      2003............................................        3,532
      Subsequent years................................        3,653
                                                            -------
      Total minimum rental payments...................      $31,469
                                                            =======

                                  KNOLL, INC.

20. STOCK PLANS

  In connection with the acquisition discussed in Note 3, the Company established the Knoll, Inc. 1996 Stock Incentive Plan (the "1996 Stock Plan"). Under the 1996 Stock Plan, awards denominated or payable in shares or options to purchase shares of the Company's common stock may be granted to officers and other key employees of the Company. A combined maximum of 4,709,126 shares or options to purchase shares were authorized for issuance under the 1996 Stock Plan. Options that are granted have a contractual life of ten years. A Stock Plan Committee of the Company's Board of Directors has sole discretion concerning administration of the 1996 Stock Plan, including selection of individuals to receive awards, types of awards, the terms and conditions of the awards and the time at which awards will be granted.

  The Knoll, Inc. 1997 Stock Incentive Plan (the "1997 Stock Plan") was established on February 14, 1997. The terms of the 1997 Stock Plan are essentially the same as those of the 1996 Stock Plan, except pursuant to the 1997 Stock Plan, discounted options may be granted, options may be repriced, the Board of Directors has greater flexibility to amend the 1997 Plan and, as of December 31, 1998, a combined maximum of 2,255,772 shares or options to purchase shares were authorized for issuance under the plan.

  During the ten months ended December 31, 1996, the Company granted 4,144,030 restricted common shares, with a weighted average fair market value of $0.34 per share, to key employees. The fair market value of the shares on the date of grant has been recorded as unearned stock grant compensation and is presented as a separate component of stockholders' equity. Compensation expense is recognized ratably over the vesting period. As of December 31, 1998, a total of 2,486,404 restricted shares have vested. The remaining 1,657,626 restricted shares will vest as follows: 640,432 shares in 1999, 640,433 shares in 2000 and 376,761 shares in 2001.

  The following table summarizes the Company's stock option activity:

                                                          Year Ended December 31, 1998     Year Ended December 31, 1997
                                                          -----------------------------    -----------------------------
                                                                            Weighted                         Weighted
                                                           Number of        Average         Number of        Average
                                                            Options      Exercise Price      Options      Exercise Price
                                                          ---------      --------------    ---------      --------------
      Outstanding at beginning of year.............       2,142,158          $20.73               --           $   --
      Granted......................................          50,000           28.21        2,173,552            20.66
      Exercised....................................        (196,647)          16.06               --               --
      Forfeited....................................         (30,000)          28.50          (31,394)           15.93
                                                          ---------                        ---------
      Outstanding at end of year...................       1,965,511           21.27        2,142,158            20.73
                                                          =========                        =========

      Exercisable at end of year...................         240,789           24.33           10,000            17.00
                                                          =========                        =========

      Available for future grants..................         658,710                          678,710
                                                          =========                        =========

  On February 10, 1999, the Board of Directors authorized an additional 1,000,000 shares or options to purchase shares, subject to stockholder approval, for issuance under the 1997 Stock Plan. Also on such date, the Company granted an additional 270,000 options with an exercise price of $21.25 per share.

  Options were granted at an exercise price equal to the market price on the date of grant.

                                  KNOLL, INC.

  The following table summarizes information regarding stock options outstanding and exercisable at December 31, 1998:

                                                  Options Outstanding                      Options Exercisable
                                     ------------------------------------------------   ----------------------------
                                                        Weighted
                                                        Average          Weighted                        Weighted
                                      Number of        Remaining         Average        Number of        Average
     Range of Exercise Prices          Options      Contractual Life  Exercise Price     Options      Exercise Price
     ------------------------        ----------     ----------------  --------------    ---------     --------------
         $15.93 - $17.00             1,142,511         8.19  years       $15.98           82,789          $16.19
         $24.88 - $33.38               823,000         8.88               28.62          158,000           28.59
                                     ---------                                           -------
         $15.93 - $33.38             1,965,511         8.48               21.27          240,789           24.33
                                     =========                                           =======

  The Company also has a qualified, noncompensatory employee stock purchase plan, which provides all employees the ability to purchase common stock of the Company at a price equal to 15.0% below the lower of the market price at (i) the beginning of each quarterly offering period or (ii) the end of each quarterly offering period. Purchases under the plan are limited to 10.0% of an employee's eligible gross pay, up to $25,000. The Company has reserved 300,000 shares of its common stock for issuance under its employee stock purchase plan. During the year ended December 31, 1998, the Company issued 75,609 shares at a weighted average price of $21.89 under this plan. From August 1, 1997, the date the employee stock purchase plan commenced, through December 31, 1997, the Company issued 22,716 shares at a weighted average price of $26.71.

  As discussed in Note 2, the Company continues to account for its stock-based compensation plans in accordance with APB 25. Accordingly, no compensation cost has been recognized for the Company's stock options or stock purchase rights granted in connection with the employee stock purchase plan. If the Company had recognized compensation cost based upon the fair value of the stock options and stock purchase rights at the date of grant as prescribed by SFAS 123, the Company's pro forma net income and pro forma net income per share would have been as follows (in thousands, except per share amounts):

                                                                     Year Ended      Year Ended
                                                                    December 31,    December 31,
                                                                        1998            1997
                                                                    -----------     ------------
      Pro forma net income..............................              $89,804         $59,731

      Pro forma net income per share of common stock:
          Basic.........................................                 2.18            1.60
          Diluted.......................................                 2.06            1.48

  The weighted average fair value of options granted in 1998 and 1997 was $13.68 and $10.13 per share, respectively, and the weighted average fair value of stock purchase rights granted under the employee stock purchase plan was $4.84 and $5.31 per share in 1998 and 1997, respectively. The fair value of the options and stock purchase rights was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.75% in 1998 and 6.0% in 1997, dividend yield of 0.0% in 1998 and 1997, expected volatility of the market price of the common stock of 35.0% in 1998 and 1997 and weighted average expected lives of 7 years for the options and 3 months for the stock purchase rights in 1998 and 1997. The estimated fair value of the options was amortized to expense over the vesting period of the options for purposes of determining pro forma net income and pro forma net income per share. The effects of applying SFAS 123 for purposes of providing pro forma disclosures are not likely to be representative of the effects on reported net income in future years.

                                  KNOLL, INC.

21. STOCK REPURCHASE PROGRAM

  In September 1998, the Board of Directors approved a share repurchase program that authorized the repurchase of up to 3,000,000 shares of the Company's common stock. The Board of Directors subsequently approved an increase of 2,000,000 shares to the program on February 2, 1999. As such, the program now allows for the repurchase of up to 5,000,000 shares of the Company's common stock. Common shares may be purchased in the open market or through negotiated transactions at the discretion of Company management, depending on ongoing assessments of capital needs and prevailing market conditions. During 1998, the Company purchased 1,707,700 shares for $38,849,000, or an average price of $22.75 per share. As of March 24, 1999, the Company purchased a total of 2,894,700 shares for $67,524,000 under the program. The repurchased shares are held in treasury.


22. PENSION AND OTHER POSTRETIREMENT BENEFITS

  The Company has two domestic defined benefit pension plans and two plans providing for other postretirement benefits, including medical and life insurance coverage. One of the pension plans and one of the other postretirement benefits plans cover eligible U.S. nonunion employees while the other pension plan and other postretirement benefits plan cover eligible U.S. union employees.

  The following table sets forth a reconciliation of the benefit obligation, plan assets and accrued benefit cost related to the pension and other postretirement benefits provided by the Company:

                                                                    Pension Benefits               Other Benefits
                                                               -------------------------    -----------------------------
                                                                  1998          1997             1998            1997
                                                               ----------    -----------    -------------   -------------
                                                                     (In Thousands)                (In Thousands)
Change in benefit obligation:
Benefit obligation at January 1.........................        $ 8,078         $ 3,953        $ 18,149        $ 17,157
Service cost............................................          5,396           4,893             595             560
Interest cost...........................................            615             207           1,294           1,224
Participant contributions...............................            252             276              --              --
Amendment...............................................            451              --              --              --
Actuarial loss (gain)...................................          3,214          (1,160)          1,302             592
Benefits paid...........................................           (109)            (91)           (493)         (1,384)
                                                                -------         -------        --------        --------
Benefit obligation at December 31.......................         17,897           8,078          20,847          18,149
                                                                -------         -------        --------        --------

Change in plan assets:
Fair value of plan assets at January 1..................          3,721              30              --              --
Actual return on plan assets............................            241              55              --              --
Employer contributions..................................          4,536           3,451             493           1,384
Participant contributions...............................            252             276              --              --
Benefits paid...........................................           (109)            (91)           (493)         (1,384)
                                                                -------         -------        --------        --------
Fair value of plan assets at December 31................          8,641           3,721              --              --
                                                                -------         -------        --------        --------

Funded status...........................................         (9,256)         (4,357)        (20,847)        (18,149)
Unrecognized net loss (gain)............................          2,156          (1,160)          1,677             375
Unrecognized prior service cost.........................            416              --              --              --
                                                                -------         -------        --------        --------
Accrued benefit cost....................................        $(6,684)        $(5,517)       $(19,170)       $(17,774)
                                                                =======         =======        ========        ========

                                  KNOLL, INC.

  Significant assumptions as of December 31 that were used in accounting for the pension and other postretirement benefits plans are as follows:

                                                                     Pension Benefits                 Other Benefits
                                                                   --------------------            --------------------
                                                                     1998        1997                1998         1997
                                                                   --------   ---------            --------    --------
      Discount rate.....................................             6.75%       7.25%              6.75%         7.25%
      Expected return on plan assets....................             8.50        8.50                --            --
      Rate of compensation increase.....................             4.50        4.50               4.50          4.50

  The following table sets forth the components of the net periodic benefit cost for the Company's pension and other postretirement benefits plans:

                                                     Pension Benefits                            Other Benefits
                                        ------------------------------------------  ---------------------------------------
                                            Year           Year        Ten Months       Year          Year       Ten Months
                                            Ended          Ended         Ended         Ended         Ended         Ended
                                        December 31,   December 31,   December 31,  December 31,  December 31,  December 31,
                                           1998           1997           1996          1998          1997          1996
                                        -----------    -----------    -----------   -----------   -----------   -----------
                                                 (In Thousands)                             (In Thousands)

      Service cost ...............        $5,396         $4,893         $3,953        $  595        $  560        $  440
      Interest cost...............           615            207             --         1,294         1,224         1,000
      Expected return on plan
       assets.....................          (321)           (55)            --            --            --            --
      Amortization of prior
       service costs..............            35             --             --            --            --            --
      Recognized actuarial gain...           (22)            --             --            --            --            --
                                          ------         ------         ------        ------        ------        ------
      Net periodic benefit cost...        $5,703         $5,045         $3,953        $1,889        $1,784        $1,440
                                          ======         ======         ======        ======        ======        ======


  For purposes of measuring the benefit obligation and the net periodic benefit cost as of and for the year ended December 31, 1998, respectively, associated with the Company's other postretirement benefits plans, a 7.50% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1998. The rate was then assumed to decrease 1.00% per year to 5.50% in 2000 and remain at that level thereafter. Increasing the assumed health care cost trend rate by 1.00% in each year would increase the benefit obligation as of December 31, 1998 by $2,415,000 and increase the net periodic benefit cost for the year ended December 31, 1998 by $258,000. Decreasing the assumed health care cost trend rate by 1.00% in each year would decrease the benefit obligation as of December 31, 1998 by $2,073,000 and decrease the net periodic benefit cost for the year ended December 31, 1998 by $217,000.

  Prior to March 1, 1996, the Predecessor sponsored a defined benefit pension plan and other postretirement benefits plan for all eligible U.S. nonunion employees. As a result of the sale of the Predecessor by Westinghouse, as discussed in Note 3, benefits earned through February 29, 1996 under the pension plan were frozen and participants were fully vested in their benefits. The pension plan was subsequently merged into a Westinghouse pension plan. Furthermore, the Company assumed the liability related to the Predecessor's other postretirement benefits plan. For the two months ended February 29, 1996, the Predecessor incurred an aggregate of $441,000 of pension and other postretirement benefits expense.

  Employees of the Canadian and United Kingdom (U.K.) operations participate in defined contribution plans. The Company's expense related to these plans for the years ended December 31, 1998 and 1997 and the ten months ended December 31, 1996 was $842,000, $1,121,000 and $632,000, respectively.

                                  KNOLL, INC.

  The Company also sponsors a retirement savings plan (i.e. 401(k) plan) for all U.S. nonunion employees and U.S. hourly union employees. Under this plan, participants may defer a portion of their earnings up to the annual contribution limits established by the Internal Revenue Service. The Company matches 40.0% of participant contributions on up to the first 6.0% of compensation for nonunion employees and matches 50.0% of participant contributions on up to the first 6.0% of compensation for union employees.
  For participants who are nonunion employees, the plan also provides for additional employer matching based on the achievement of certain profitability goals. The Company's common stock is offered as an investment option under the 401(k) plan. Although the stock is typically purchased on the open market, the Company has reserved 500,000 shares of its common stock for issuance under its 401(k) plan. The Company's total expense under this plan was $5,472,000 and $5,180,000 for the years ended December 31, 1998 and 1997, respectively, and $2,957,000 for the ten months ended December 31, 1996. The Predecessor administered a similar retirement savings plan and incurred related expense totaling $406,000 for the two months ended February 29, 1996.


23. SEGMENT AND GEOGRAPHIC REGION INFORMATION

  The Company operates exclusively in the business of design, manufacture and sale of office furniture products and accessories. In addition to its principal manufacturing operations and markets in North America, the Company conducts manufacturing and sales operations in Europe.

  The Company's sales to customers, operating income and net property, plant and equipment are summarized by geographic areas below. Sales to customers are attributed to the geographic areas based on the point of sale.

                                                            United States     Canada        Europe     Consolidated
                                                            -------------   ----------   -----------   ------------
                                                                                    (In Thousands)
      Year Ended December 31, 1998
      Sales to customers..................................     $857,711      $29,361       $61,619      $948,691
      Operating income....................................      158,880        9,915         2,748       171,543
      Property, plant and equipment, net..................      146,488       27,754        11,925       186,167

      Year Ended December 31, 1997
      Sales to customers..................................      717,326       37,674        55,857       810,857
      Operating income....................................      108,002       24,497         5,378       137,877
      Property, plant and equipment, net..................      145,215       23,829        11,406       180,450

      Ten Months Ended December 31, 1996
      Sales to customers..................................      493,653       24,456        43,425       561,534
      Operating income....................................       54,381       10,681         6,282        71,344
      Property, plant and equipment, net..................      141,725       21,882        12,611       176,218

                                  KNOLL, INC.

24. QUARTERLY RESULTS OF OPERATIONS (Unaudited)

  The following table sets forth unaudited summary information on a quarterly basis for the Company for the years ended December 31, 1998 and 1997.

                                                                 First         Second        Third         Fourth
                                                                Quarter       Quarter       Quarter       Quarter
                                                              -----------   -----------   -----------   -----------
                                                                      (In Thousands, Except Per Share Data)

     1998
     Net sales............................................      $220,775      $246,957      $235,028      $245,931
     Gross profit.........................................        87,323        97,838        93,022        97,752
     Net income...........................................        19,810        25,063        24,937        23,234
     Earnings per share of common stock:
        Basic.............................................          0.48          0.60          0.60          0.57
        Diluted...........................................          0.45          0.57          0.57          0.55

     1997
     Net sales............................................       177,833       212,582       208,402       212,040
     Gross profit.........................................        67,974        86,176        83,714        83,031
     Income before extraordinary item.....................        11,638        16,956        19,471        18,378
     Net income...........................................        11,638        11,619        19,471        18,378
     Income before extraordinary item per share of common
      stock:
        Basic.............................................          0.37          0.46          0.48          0.45
        Diluted...........................................          0.34          0.43          0.45          0.42


  Income before extraordinary item per share amounts reported for the first and second quarters of 1997 are pro forma as they are adjusted to reflect the redemption and conversion into common stock of the Series A Preferred Stock as of the beginning of the respective periods (see Note 2).

  The Company recorded an extraordinary loss of $8,838,000 pre-tax ($5,337,000 after-tax) during the second quarter of 1997. This loss consisted of the write-off of unamortized deferred financing fees and the premium paid in connection with the early redemption of a portion of the Company's Senior Subordinated Notes.


25. SUBSEQUENT EVENTS

  On March 23, 1999, the Company received a proposal from Warburg, Pincus Ventures, L.P. and certain members of Knoll management to acquire all of the outstanding shares of the Company's common stock owned by public stockholders at a price of $25.00 per share. The Board of Directors has authorized the appointment of a special committee, consisting of independent members of the Board of Directors, to consider the proposal. Consummation of the acquisition would be subject to approval by the Board of Directors and stockholders of Knoll, as well as to the receipt of financing, the execution of a definitive merger agreement and other conditions customary in a transaction of this type. Five class action complaints relating to the proposal were filed on or about March 24, 1999. The Company is among the defendants. The Company is unable to predict what impact, if any, such litigation may have on the Company or the proposed transaction. The financial statements do not reflect any effects of the litigation or the proposed transaction.

                                  KNOLL, INC.

26. FINANCIAL INFORMATION FOR GUARANTORS OF THE COMPANY'S DEBT

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

  The condensed consolidating information that follows presents:

  . Condensed consolidating financial information as of December 31, 1998 and 1997 and for the years ended December 31, 1998 and 1997, ten months ended December 31, 1996 and two months ended February 29, 1996 of (a) Knoll, Inc. (as the Issuer), (b) the Guarantors, (c) the combined non-Guarantors, (d) elimination entries and (e) the Company on a consolidated basis.

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

  Certain amounts for 1997 and 1996 in the condensed consolidating information have been reclassified to conform to the 1998 classifications.

                                  KNOLL, INC.

                                 BALANCE SHEET
                               DECEMBER 31, 1998
                                 (In Thousands)

                                                               Guarantors
                                                       --------------------------
                                                       Spinneybeck       Knoll
                                                       Enterprises,    Overseas,       Non-
                                         Knoll, Inc.       Inc.          Inc.       Guarantors   Eliminations      Total
                                         ------------  ------------  -------------  -----------  -------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents............     $  3,503        $   561        $    --    $ 13,401      $      --      $ 17,465
  Customer receivables, net............      115,823          1,698             --      20,435             --       137,956
  Accounts receivable--related parties.       13,954             40          3,568      40,061        (57,623)           --
  Inventories..........................       53,146          8,270             --      15,697             --        77,113
  Deferred income taxes................       20,169             --             --         898             --        21,067
  Prepaid and other current assets.....        2,132             14              4       7,692             --         9,842
                                            --------        -------        -------    --------      ---------      --------
      Total current assets.............      208,727         10,583          3,572      98,184        (57,623)      263,443
Property, plant and equipment, net.....      146,275            213             --      39,679             --       186,167
Intangible assets, net.................      258,604             --             --       1,439             --       260,043
Equity investments.....................      106,709            666         15,932          --       (123,307)           --
Other noncurrent assets................        2,046              9             97       2,222             --         4,374
                                            --------        -------        -------    --------      ---------      --------
      Total Assets.....................     $722,361        $11,471        $19,601    $141,524      $(180,930)     $714,027
                                            ========        =======        =======    ========      =========      ========
LIABILITIES AND
 STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-
    term debt..........................     $ 10,000        $    --        $    --    $     --      $      --      $ 10,000
  Accounts payable--trade..............       37,446            415             --      21,690             --        59,551
  Accounts payable--related
    parties............................       39,826            235          2,526      15,036        (57,623)           --
  Income taxes payable.................        5,872            637             35         552             --         7,096
  Other current liabilities............       81,100            838          1,061       8,757             --        91,756
                                            --------        -------        -------    --------      ---------      --------
      Total current liabilities........      174,244          2,125          3,622      46,035        (57,623)      168,403
Long-term debt.........................      158,250             --             --       1,005             --       159,255
Deferred income taxes..................        8,531             --             --       2,147             --        10,678
Postretirement benefits other than
 pension...............................       18,450             --             --          --             --        18,450
Other noncurrent liabilities...........        8,049             --             --       5,342             --        13,391
                                            --------        -------        -------    --------      ---------      --------
      Total liabilities................      367,524          2,125          3,622      54,529        (57,623)      370,177
                                            --------        -------        -------    --------      ---------      --------
Stockholders' equity:
  Common stock.........................          418             --             --          --             --           418
  Additional paid-in-capital...........      184,145            273         12,812      60,107        (75,545)      181,792
  Unearned stock grant
    compensation.......................         (712)            --             --          --             --          (712)
  Retained earnings....................      170,986          9,073          3,167      35,522        (47,762)      170,986
  Accumulated other
    comprehensive income...............           --             --             --      (8,634)            --        (8,634)
                                            --------        -------        -------    --------      ---------      --------
      Total stockholders' equity.......      354,837          9,346         15,979      86,995       (123,307)      343,850
                                            --------        -------        -------    --------      ---------      --------
      Total Liabilities and
       Stockholders' Equity............     $722,361        $11,471        $19,601    $141,524      $(180,930)     $714,027
                                            ========        =======        =======    ========      =========      ========

                                  KNOLL, INC.

                                 BALANCE SHEET
                               DECEMBER 31, 1997
                                 (In Thousands)

                                                                Guarantors
                                                      ------------------------------
                                                       Spinneybeck
                                                       Enterprises,       Knoll           Non-
                                         Knoll, Inc.       Inc.       Overseas, Inc.   Guarantors    Eliminations      Total
                                         ------------  -------------  --------------  -------------  -------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents............     $  1,052        $   291         $    --       $  9,447      $      --      $ 10,790
  Customer receivables, net............       97,364          1,629              --         23,858             --       122,851
  Accounts receivable--related parties.        2,380             35           2,257         41,427        (46,099)           --
  Inventories..........................       46,665          7,443              --         14,141             --        68,249
  Deferred income taxes................       20,323             --              --            972             --        21,295
  Prepaid and other current assets.....        2,258             (2)              4          1,437             --         3,697
                                            --------        -------         -------       --------      ---------      --------

      Total current assets.............      170,042          9,396           2,261         91,282        (46,099)      226,882
Property, plant and equipment, net.....      144,923            292              --         35,235             --       180,450
Intangible assets, net.................      267,231             --              --          3,446             --       270,677
Equity investments.....................       95,308            567          14,947             --       (110,822)           --
Other noncurrent assets................          731              9              97          2,013             --         2,850
                                            --------        -------         -------       --------      ---------      --------
      Total Assets.....................     $678,235        $10,264         $17,305       $131,976      $(156,921)     $680,859
                                            ========        =======         =======       ========      =========      ========
LIABILITIES AND
 STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-
    term debt..........................     $ 10,000        $    --         $    --       $     --      $      --      $ 10,000
  Accounts payable--trade..............       46,709            482              --         19,506             --        66,697
  Accounts payable--related
    parties............................       41,290            137             (10)         4,682        (46,099)           --
  Income taxes payable.................       (2,046)           223             (69)         8,683             --         6,791
  Other current liabilities............       67,291            678           1,886          7,986             --        77,841
                                            --------        -------         -------       --------      ---------      --------
      Total current liabilities........      163,244          1,520           1,807         40,857        (46,099)      161,329
Long-term debt.........................      196,250             --              --            779             --       197,029
Deferred income taxes..................        3,149             --              --          2,152             --         5,301
Postretirement benefits other than
 pension...............................       16,424             --              --             --             --        16,424
Other noncurrent liabilities...........        7,803             --              --          4,684             --        12,487
                                            --------        -------         -------       --------      ---------      --------
      Total liabilities................      386,870          1,520           1,807         48,472        (46,099)      392,570
Stockholders' equity:
  Common stock.........................          432             --              --             --             --           432
  Additional paid-in-capital...........      213,984          3,535          12,897         60,079        (75,545)      214,950
  Unearned stock grant
    compensation.......................         (993)            --              --             --             --          (993)
  Retained earnings....................       77,942          5,209           2,601         27,467        (35,277)       77,942
  Accumulated other
    comprehensive income...............           --             --              --         (4,042)            --        (4,042)
                                            --------        -------         -------       --------      ---------      --------
      Total stockholders' equity.......      291,365          8,744          15,498         83,504       (110,822)      288,289
                                            --------        -------         -------       --------      ---------      --------
      Total Liabilities and Stockholders'
      Equity...........................     $678,235        $10,264         $17,305       $131,976      $(156,921)     $680,859
                                            ========        =======         =======       ========      =========      ========

                                  KNOLL, INC.

                            STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1998
                                 (In Thousands)

                                                                Guarantors
                                                       ----------------------------
                                                       Spinneybeck
                                                       Enterprises,      Knoll          Non-
                                          Knoll, Inc.      Inc.      Overseas, Inc.  Guarantors   Eliminations      Total
                                          -----------  ------------  --------------  -----------  -------------  -----------
Sales to customers......................     $835,209       $22,502         $   --      $ 90,980     $      --      $948,691
Sales to related parties................       24,652         3,531          1,244       124,816      (154,243)           --
                                             --------       -------         ------      --------     ---------      --------
Total sales.............................      859,861        26,033          1,244       215,796      (154,243)      948,691
Cost of sales to customers..............      526,437         9,114            813        64,478       (28,086)      572,756
Cost of sales to related parties........       14,578         3,531             --       108,048      (126,157)           --
                                             --------       -------         ------      --------     ---------      --------
Gross profit............................      318,846        13,388            431        43,270            --       375,935
Selling, general and administrative
 expenses...............................      165,976         6,938            871        30,607            --       204,392
                                             --------       -------         ------      --------     ---------      --------
Operating income (loss).................      152,870         6,450           (440)       12,663            --       171,543
Interest expense........................       16,809            --             --            51            --        16,860
Other income, net.......................          412            --             --         2,320            --         2,732
Income from equity investments..........       11,401            99            985            --       (12,485)           --
                                             --------       -------         ------      --------     ---------      --------
Income before income tax expense........      147,874         6,549            545        14,932       (12,485)      157,415
Income tax expense (benefit)............       54,830         2,685            (21)        6,877            --        64,371
                                             --------       -------         ------      --------     ---------      --------
Net income..............................     $ 93,044       $ 3,864         $  566      $  8,055     $ (12,485)     $ 93,044
                                             ========       =======         ======      ========     =========      ========

                                  KNOLL, INC.

                            STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1997
                                 (In Thousands)

                                                                 Guarantors
                                                        ----------------------------
                                                        Spinneybeck
                                                        Enterprises,      Knoll          Non-
                                          Knoll, Inc.       Inc.      Overseas, Inc.  Guarantors    Eliminations      Total
                                          ------------  ------------  --------------  -----------  --------------  -----------
Sales to customers......................     $698,392        $18,934        $    --      $ 93,531      $      --      $810,857
Sales to related parties................       22,545          3,507          1,192       103,412       (130,656)           --
                                             --------        -------        -------      --------      ---------      --------
Total sales.............................      720,937         22,441          1,192       196,943       (130,656)      810,857
Cost of sales to customers..............      450,099          7,707            703        67,902        (36,449)      489,962
Cost of sales to related parties........       14,530          3,507             --        76,170        (94,207)           --
                                             --------        -------        -------      --------      ---------      --------
Gross profit............................      256,308         11,227            489        52,871             --       320,895
Selling, general and administrative
 expenses...............................      151,907          6,287          1,828        22,996             --       183,018
                                             --------        -------        -------      --------      ---------      --------
Operating income (loss).................      104,401          4,940         (1,339)       29,875             --       137,877
Interest expense........................       24,960             --             --           115             --        25,075
Other income (expense), net.............         (190)            --             (1)        1,858             --         1,667
Income from equity investments..........       19,837            117          2,158            --        (22,112)           --
                                             --------        -------        -------      --------      ---------      --------
Income before income tax expense
 (benefit) and extraordinary item.......       99,088          5,057            818        31,618        (22,112)      114,469
Income tax expense (benefit)............       32,645          2,051            (15)       13,345             --        48,026
                                             --------        -------        -------      --------      ---------      --------
Income before extraordinary item........       66,443          3,006            833        18,273        (22,112)       66,443
Extraordinary loss on early
 extinguishment of debt, net of                 5,337             --             --            --             --         5,337
 taxes..................................     --------        -------        -------      --------      ---------      --------

Net income..............................     $ 61,106        $ 3,006        $   833      $ 18,273      $ (22,112)     $ 61,106
                                             ========        =======        =======      ========      =========      ========

                                  KNOLL, INC.

                            STATEMENT OF OPERATIONS
                       TEN MONTHS ENDED DECEMBER 31, 1996
                                 (In Thousands)

                                                                Guarantors
                                                        ----------------------------
                                                        Spinneybeck
                                                        Enterprises,       Knoll           Non-
                                          Knoll, Inc.       Inc.      Overseas, Inc.   Guarantors   Eliminations      Total
                                          -----------  -------------  --------------  ------------  -------------  -----------
Sales to customers......................     $480,857       $12,796         $    --      $ 67,881       $     --      $561,534
Sales to related parties................       13,227         2,210              --        62,580        (78,017)           --
                                             --------       -------         -------      --------       --------      --------
Total sales.............................      494,084        15,006              --       130,461        (78,017)      561,534
Cost of sales to customers..............      323,607         6,109             521        50,293        (21,689)      358,841
Cost of sales to related parties........        8,902         1,054              --        46,372        (56,328)           --
                                             --------       -------         -------      --------       --------      --------
Gross profit (loss).....................      161,575         7,843            (521)       33,796             --       202,693
Selling, general and administrative
expenses...............................       108,713         4,342           1,461        16,833             --       131,349
                                             --------       -------         -------      --------       --------      --------
Operating income (loss).................       52,862         3,501          (1,982)       16,963             --        71,344
Interest expense........................       32,706            --              --           246             --        32,952
Other income (expense), net.............          757            (4)            953        (1,259)            --           447
Income from equity investments..........       10,319            77           2,769            --        (13,165)           --
                                             --------       -------         -------      --------       --------      --------
Income before income tax expense
 (benefit) and extraordinary item.......       31,232         3,574           1,740        15,458        (13,165)       38,839
Income tax expense (benefit)............        9,237         1,371             (28)        6,264             --        16,844
                                             --------       -------         -------      --------       --------      --------
Income before extraordinary item........       21,995         2,203           1,768         9,194        (13,165)       21,995
Extraordinary loss on early
 extinguishment of debt, net of                 5,159            --              --            --             --         5,159
 taxes..................................     --------       -------         -------      --------       --------      --------
Net income..............................     $ 16,836       $ 2,203         $ 1,768      $  9,194       $(13,165)     $ 16,836
                                             ========       =======         =======      ========       ========      ========

                                  KNOLL, INC.

                            STATEMENT OF OPERATIONS
                       TWO MONTHS ENDED FEBRUARY 29, 1996
                                 (In Thousands)

                                                               Guarantors
                                                   ------------------------------

                                                      Spinneybeck
                                                      Enterprises,      Knoll           Non-
                                        Knoll, Inc.       Inc.      Overseas, Inc.   Guarantors   Eliminations      Total
                                        ------------  ------------  --------------  ------------  -------------  ------------
Sales to customers....................     $ 76,471         $2,095          $  --       $11,666        $    --      $ 90,232
Sales to related parties..............        1,318            330             --         6,935         (8,583)           --
                                           --------         ------          -----       -------        -------      --------
Total sales...........................       77,789          2,425             --        18,601         (8,583)       90,232
Cost of sales to customers............       50,580            931            111         9,041           (949)       59,714
Cost of sales to related parties......          883            149             --         6,602         (7,634)           --
                                           --------         ------          -----       -------        -------      --------
Gross profit (loss)...................       26,326          1,345           (111)        2,958             --        30,518
Selling, general and administrative
 expenses.............................       16,800            725            224         3,507             --        21,256
Westinghouse long-term incentive
 compensation.........................       47,900             --             --            --             --        47,900
Allocated corporate expenses..........          921             --             --            --             --           921
                                           --------         ------          -----       -------        -------      --------
Operating income (loss)...............      (39,295)           620           (335)         (549)            --       (39,559)
Interest expense......................           --             --             --           340             --           340
Other income (expense), net...........         (265)            --            170          (201)            --          (296)
Income (loss) from equity
 investments..........................         (218)            23           (493)           --            688            --
                                           --------         ------          -----       -------        -------      --------
Income (loss) before income
 tax expense (benefit)................      (39,778)           643           (658)       (1,090)           688       (40,195)
Income tax expense (benefit)..........      (16,338)           259            (56)           28             --       (16,107)
                                           --------         ------          -----       -------        -------      --------
Net income (loss).....................     $(23,440)        $  384          $(602)      $(1,118)       $   688      $(24,088)
                                           ========         ======          =====       =======        =======      ========

                                  KNOLL, INC.

                            STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1998
                                 (In Thousands)

                                                              Guarantors
                                                    ------------------------------
                                                       Spinneybeck       Knoll
                                                       Enterprises,    Overseas,        Non-
                                         Knoll, Inc.       Inc.           Inc.       Guarantors   Eliminations     Total
                                         ------------  -------------  ------------  ------------  ------------  ------------

CASH PROVIDED BY
   OPERATING ACTIVITIES................     $101,588           $285       $     --      $12,690       $     --     $114,563

CASH FLOWS FROM
   INVESTING ACTIVITIES
Capital expenditures...................      (27,170)           (15)            --       (9,205)            --      (36,390)
Proceeds from sale of assets...........           69             --             --           83             --          152
                                            --------           ----       --------      -------       --------     --------
Cash used in investing activities......      (27,101)           (15)            --       (9,122)            --      (36,238)

CASH FLOWS FROM
  FINANCING ACTIVITIES
Repayment of revolving credit
 facility, net.........................      (38,000)            --             --           --             --      (38,000)
Proceeds from long-term debt...........           --             --             --          201             --          201
Net proceeds from issuance of stock....        4,813             --             --           --             --        4,813
Purchase of common stock...............      (38,849)            --             --           --             --      (38,849)
                                            --------           ----       --------      -------       --------     --------
Cash provided by (used in)
   financing activities................      (72,036)            --             --          201             --      (71,835)

Effect of exchange rate changes on
 cash and cash equivalents.............           --             --             --          185             --          185
                                            --------           ----       --------      -------       --------     --------

Increase in cash and cash equivalents..        2,451            270             --        3,954             --        6,675

Cash and cash equivalents at
 beginning of year.....................        1,052            291             --        9,447             --       10,790
                                            --------           ----       --------      -------       --------     --------

Cash and cash equivalents at end of
 year..................................     $  3,503           $561       $     --      $13,401       $     --     $ 17,465
                                            ========           ====       ========      =======       ========     ========


                                  KNOLL, INC.

                            STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1997
                                 (In Thousands)

                                                               Guarantors
                                                    ------------------------------
                                                       Spinneybeck       Knoll
                                                       Enterprises,    Overseas,        Non-
                                         Knoll, Inc.       Inc.           Inc.       Guarantors   Eliminations      Total
                                         ------------  -------------  ------------  ------------  -------------  ------------

CASH PROVIDED BY
   OPERATING ACTIVITIES................     $124,109        $ 2,546      $      --      $ 8,607        $    --      $135,262

CASH FLOWS FROM
   INVESTING ACTIVITIES
Capital expenditures...................      (26,740)           (22)            --       (6,347)            29       (33,080)
Proceeds from sale of assets...........          108             --             --           85            (29)          164
Payments received on intercompany loans        2,500             --             --           --         (2,500)           --
                                            --------        -------      ---------      -------        -------      --------
Cash used in investing activities......      (24,132)           (22)            --       (6,262)        (2,500)      (32,916)

CASH FLOWS FROM
  FINANCING ACTIVITIES
Repayment of revolving credit
 facility, net.........................      (79,000)            --             --           --             --       (79,000)
Repayment of long-term debt, net.......      (67,750)            --             --         (238)            --       (67,988)
Repayment of intercompany loans........           --         (2,500)            --           --          2,500            --
Premium paid for early extinguishment
 of debt...............................       (5,775)            --             --           --             --        (5,775)
Net proceeds from issuance of stock....      133,559             --             --           --             --       133,559
Redemption of preferred stock..........      (80,000)            --             --           --             --       (80,000)
                                            --------        -------      ---------      -------        -------      --------
Cash used in financing activities......      (98,966)        (2,500)            --         (238)         2,500       (99,204)

Effect of exchange rate changes on
                                                  --             --             --       (1,156)            --        (1,156)
 cash and cash equivalents.............     --------        -------      ---------      -------        -------      --------

Increase in cash and cash equivalents..        1,011             24             --          951             --         1,986

Cash and cash equivalents at
                                                  41            267             --        8,496             --         8,804
 beginning of year.....................     --------        -------      ---------      -------        -------      --------

Cash and cash equivalents at end of
 year..................................     $  1,052        $   291      $      --      $ 9,447        $    --      $ 10,790
                                            ========        =======      =========      =======        =======      ========

                                  KNOLL, INC.

                            STATEMENT OF CASH FLOWS
                       TEN MONTHS ENDED DECEMBER 31, 1996
                                 (In Thousands)

                                                                Guarantors
                                                     ------------------------------

                                                        Spinneybeck       Knoll
                                                        Enterprises,    Overseas,        Non-
                                          Knoll, Inc.       Inc.           Inc.       Guarantors   Eliminations      Total
                                         -------------  -------------  ------------  ------------  ------------  -------------

CASH PROVIDED BY
   OPERATING ACTIVITIES................     $  78,889          $ 399      $      --       $10,214      $     --     $  89,502

CASH FLOWS FROM
   INVESTING ACTIVITIES
Acquisition of the Company from
   Westinghouse........................      (579,801)            --             --           --             --      (579,801)
Capital expenditures...................       (12,531)          (134)            --       (2,590)            --       (15,255)
Proceeds from sale of assets...........            43             --             --          175             --           218
                                            ---------          -----      ---------      -------       --------     ---------
Cash used in investing activities......      (592,289)          (134)            --       (2,415)            --      (594,838)

CASH FLOWS FROM
  FINANCING ACTIVITIES
Repayment of short-term debt, net......            --             --             --       (1,483)            --        (1,483)
Proceeds from revolving credit
 facility, net.........................        88,000             --             --           --             --        88,000
Proceeds from (repayment of) long-term
 debt, net.............................       265,000             --             --         (130)            --       264,870
Net proceeds from issuance of stock....       160,400             --             --           --             --       160,400
Net receipts from (payments to)
 parent company........................          (120)            --             --          120             --            --
                                            ---------          -----      ---------      -------       --------     ---------
Cash provided by (used in) financing
 activities............................       513,280             --             --       (1,493)            --       511,787


Effect of exchange rate changes on
 cash and cash equivalents.............            --             --             --           18             --            18
                                            ---------          -----      ---------      -------       --------     ---------

Increase (decrease) in cash and cash
 equivalents...........................          (120)           265             --        6,324             --         6,469


Cash and cash equivalents at
 beginning of period...................           161              2             --        2,172             --         2,335
                                            ---------          -----      ---------      -------       --------     ---------

Cash and cash equivalents at end of
 period................................     $      41          $ 267      $      --      $ 8,496       $     --     $   8,804
                                            =========          =====      =========      =======       ========     =========


                                  KNOLL, INC.

                            STATEMENT OF CASH FLOWS
                       TWO MONTHS ENDED FEBRUARY 29, 1996
                                 (IN THOUSANDS)

                                                                Guarantors
                                                       -----------------------------
                                                       Spinneybeck
                                                       Enterprises,       Knoll           Non-
                                         Knoll, Inc.        Inc.      Overseas, Inc.   Guarantors    Eliminations       Total
                                        -------------  -------------  --------------  -------------  -------------  -------------

CASH PROVIDED BY (USED
 IN) OPERATING ACTIVITIES.............      $(53,215)       $ 1,267         $   651       $ 17,139       $(19,881)      $(54,039)

CASH FLOWS FROM
 INVESTING ACTIVITIES
Capital expenditures..................        (2,022)           (28)             --           (246)            --         (2,296)
                                            --------        -------         --------       --------      ---------      --------
Cash used in investing activities.....        (2,022)           (28)             --           (246)            --         (2,296)

CASH FLOWS FROM
 FINANCING ACTIVITIES
Repayment of short-term debt, net.....        (2,055)            --              --         (1,750)            --         (3,805)
Net receipts from (payments to)
 parent company.......................        57,635         (1,419)           (651)       (14,598)        19,881         60,848
                                            --------        -------         --------       --------      ---------      --------
Cash provided by (used in)
 financing activities.................        55,580         (1,419)           (651)       (16,348)        19,881         57,043

Effect of exchange rate changes on

 cash and cash equivalents............            --             --              --             58             --             58
                                            --------        -------         --------       --------      ---------      --------

Increase (decrease) in cash and
 cash equivalents.....................           343           (180)             --            603             --            766

Cash and cash equivalents at
 beginning of period..................          (182)           182              --          1,569             --          1,569
                                            --------        -------         --------       --------      ---------      --------

Cash and cash equivalents at end of
 period...............................      $    161        $     2         $    --       $  2,172       $     --       $  2,335
                                            ========        =======         ========       ========      =========      ========

                                                                     SCHEDULE II


                       VALUATION AND QUALIFYING ACCOUNTS


                       Column A                            Column B        Column C        Column D         Column E
-----------------------------------------------------   --------------  --------------  --------------   --------------
                                                                          Additions
                                                          Balance at      Charged to
                                                          Beginning       Costs and                        Balance at
                     Description                          of Period        Expenses     Deductions (1)   End of Period
-----------------------------------------------------   --------------  --------------  --------------   --------------
                                                                                (In Thousands)
Valuation Accounts Deducted in the Consolidated
 Balance Sheet from the Assets to which They Apply:

Year Ended December 31, 1998:
  Allowance for doubtful accounts                           $5,461          $1,313          $1,717           $5,057
Year Ended December 31, 1997:
  Allowance for doubtful accounts                            5,713           1,943           2,195            5,461
Ten Months Ended December 31, 1996:
  Allowance for doubtful accounts                            5,838           2,098           2,223            5,713
Two Months Ended February 29, 1996:
  Allowance for doubtful accounts                            5,790             159             210            5,739

____________________
(1)  Uncollectible accounts written off and foreign currency translation.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is hereby incorporated by reference to the section entitled "Directors and Executive Officers of the Company" and the subsection "Section 16(a) Beneficial Ownership Reporting Compliance" under the section entitled "Board of Directors and Board Committees" in the Company's Proxy Statement for its 1999 Annual Shareholders' Meeting (the "Proxy Statement"). The Proxy Statement shall be filed with the Securities and Exchange Commission within 120 days of the end of the Company's latest fiscal year.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference to the section entitled "Executive Officer and Director Compensation" and the subsection "Performance Graph" under the section entitled "Board of Directors and Board Committees" in the Company's Proxy Statement.


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

    (3) EXHIBITS



        Exhibit
        Number                            Description
        --------    ------------------------------------------------------------

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

        10.7** Employment Agreement, dated as of February 29, 1996, between T.K.G. Acquisition Corp. and Burton B. Staniar.

        10.8** Employment Agreement, dated as of February 29, 1996, between T.K.G. Acquisition Corp. and John H. Lynch.

        10.9** Employment Agreement, dated as of February 29, 1996, between T.K.G. Acquisition Corp. and Andrew B. Cogan.

        10.10*** Amendment to Employment Agreement, dated as of April 30, 1997, between the Company and Andrew B. Cogan.

        Exhibit
        Number                          Description
        -------     --------------------------------------------------------

        10.11       Amendment #2 to Employment Agreement, dated as of
                    August 1, 1998, between the Company and Andrew B. Cogan.

        10.12** Stockholders Agreement (Common Stock and Preferred Stock), dated as of February 29, 1996, among T.K.G. Acquisition Corp., Warburg, Pincus Ventures, L.P., and the signatories thereto.

        10.13** Form of Stockholders Agreement (Restricted Shares), dated as of February 29, 1996, among T.K.G. Acquisition Corp., Warburg, Pincus Ventures, L.P., and the signatories thereto.

        10.14*** Form of Agreement, dated as of April 15, 1997, by and among the Company, Warburg, Pincus Ventures, L.P., NationsBanc Investment Corp. and the Investors (as defined therein).

        10.15 Voting Agreement, dated as of September 11, 1998, by and among the Company, Warburg, Pincus Ventures, L.P. and Warburg, Pincus & Co.

        10.16*****  Amended and Restated Knoll, Inc. 1997 Stock Incentive.

        21**        Subsidiaries of the Registrant.

        23          Consent of Independent Auditors.

        27          Financial Data Schedule.


(b) Current Reports on Form 8-K:

  On October 1, 1998, the Company filed a report on Form 8-K dated September 3, 1998. In that Form 8-K under Item 5 -- Other Events, the Company reported its press release regarding the Board of Directors' approval of a share repurchase program that allows the Company to repurchase up to 3.0 million shares of its common stock.

  On December 9, 1998, the Company filed a report on Form 8-K dated December 3, 1998. In that Form 8-K under Item 5 -- Other Events, the Company reported its press release regarding the election of a new director to the Company's Board of Directors.

------------------------------------
* Incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-2972), which was declared effective by the Commission on June 12, 1996.

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

***** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March 1999.

                                    KNOLL, INC.

                                    By:     /s/  Burton B. Staniar
                                       ----------------------------------
                                            Burton B. Staniar
                                          Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



/s/  Burton B. Staniar            Chairman of the Board          March 31, 1999
------------------------------
   Burton B. Staniar

/s/  John H. Lynch                President, Chief Executive     March 31, 1999
------------------------------    Officer and Director
   John H. Lynch                  (Principal Executive Officer)


/s/  Douglas J. Purdom            Chief Financial Officer        March 31, 1999
------------------------------    (Principal Financial Officer)
   Douglas J. Purdom

/s/  Barry L. McCabe              Controller                     March 31, 1999
------------------------------    (Principal Accounting Officer)
   Barry L. McCabe

/s/  John W. Amerman              Director                       March 31, 1999
------------------------------
   John W. Amerman

/s/  Andrew B. Cogan              Director                       March 31, 1999
------------------------------
   Andrew B. Cogan

/s/  Robert J. Dolan              Director                       March 31, 1999
------------------------------
   Robert J. Dolan

/s/  Jeffrey A. Harris            Director                       March 31, 1999
------------------------------
    Jeffrey A. Harris

/s/  Sidney Lapidus               Director                       March 31, 1999
------------------------------
    Sidney Lapidus

/s/  Kewsong Lee                  Director                       March 31, 1999
------------------------------
    Kewsong Lee

/s/  Henry B. Schacht             Director                       March 31, 1999
------------------------------
    Henry B. Schacht

                                 EXHIBIT INDEX
                                 -------------



Exhibit
Number                                                     Description                                                 Page
-----------      ------------------------------------------------------------------------------------------------  ------------

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

10.7**           Employment Agreement, dated as of February 29, 1996, between T.K.G. Acquisition Corp. and
                 Burton B. Staniar.

10.8**           Employment Agreement, dated as of February 29, 1996, between T.K.G. Acquisition Corp. and John
                 H. Lynch.

10.9**           Employment Agreement, dated as of February 29, 1996, between T.K.G. Acquisition Corp. and
                 Andrew B. Cogan.

10.10***         Amendment to Employment Agreement, dated as of April 30, 1997, between the Company and Andrew
                 B. Cogan.

10.11            Amendment #2 to Employment Agreement, dated as of August 1, 1998, between the Company and Andrew
                 B. Cogan.

10.12**          Stockholders Agreement (Common Stock and Preferred Stock), dated as of February 29, 1996, among
                 T.K.G. Acquisition Corp., Warburg, Pincus Ventures, L.P., and the signatories thereto.

10.13**          Form of Stockholders Agreement (Restricted Shares), dated as of February 29, 1996, among T.K.G.
                 Acquisition Corp., Warburg, Pincus Ventures, L.P., and the signatories thereto.

10.14***         Form of Agreement, dated as of April 15, 1997, by and among the Company, Warburg, Pincus
                 Ventures, L.P., NationsBanc Investment Corp. and the Investors (as defined therein).

10.15            Voting Agreement, dated as of September 11, 1998, by and among the Company, Warburg, Pincus
                 Ventures, L.P. and Warburg, Pincus & Co.

10.16*****       Amended and Restated Knoll, Inc. 1997 Stock Incentive.


Exhibit
Number                                                     Description                                                 Page
----------       ------------------------------------------------------------------------------------------------  ------------


21**             Subsidiaries of the Registrant.

23               Consent of Independent Auditors.

27               Financial Data Schedule.


-----------------------
* Incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-2972), which was declared effective by the Commission on June 12, 1996.

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

***** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.