Form 10-K405/A
period 1998-12-31
KNOLL INC
filed 1999-04-30
CIK 1011570

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                 FORM 10-K405/A
                                (AMENDMENT NO. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                   For the fiscal year ended December 31, 1998
                        Commission file number 001-12907

                                   KNOLL, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                       13-3873847
 (State or other jurisdiction                         (I.R.S. Employer
     of incorporation)                                 Identification No.)

        1235 Water Street
    East Greenville, Pennsylvania                             18041
(Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (215) 679-7991

          Securities registered pursuant to Section 12 (b) of the Act:

                                                      Name of each exchange
Title of each class                                    on which registered
-------------------                                   ----------------------
Common Stock, Par Value $0.01 Per Share           New York Stock Exchange, Inc.
          Securities registered pursuant to Section 12 (g) of the Act:
                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES [X]     NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     [X]

As of March 24, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of these shares on the New York Stock Exchange, Inc., was $396,318,744. Directors, executive officers and beneficial owners of 5% or more of the Registrant's stock are considered affiliates of the Registrant.


As of March 24, 1999, there were 40,618,778 shares of the Registrant's common stock, par value $0.01 per share, outstanding.

                       Documents Incorporated By Reference
Document           Part of this Form 10-K/A into which document is incorporated
--------           ------------------------------------------------------------
  None                                      NA



------------------------------------------------------------------------------
------------------------------------------------------------------------------

     Knoll, Inc. (the "Company"), in accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and General Instruction G(3) to Form 10-K under the Exchange Act, hereby amends and modifies its Annual Report on Form 10-K for the year ended December 31, 1998 (the "Original Form 10-K"), in order to restate Part III of the Original Form 10-K in its entirety in order to set forth in full the information required by Part III instead of incorporating such information by reference to the Company's definitive Proxy Statement for its 1999 Annual Shareholders' Meeting. The Company has determined to postpone its 1999 Annual Shareholders' Meeting because, as disclosed in the Original Form 10-K, on March 23, 1999, the Company received an offer from Warburg, Pincus Ventures, L.P. ("Warburg"), and certain members of the Company's management (collectively, the "Buy-out Group") to acquire all outstanding shares of the Company's common stock, par value $.01 per share (the "Common Stock") not owned by the Buy-out Group for a cash price of $25.00 per share, representing an approximate 64% premium over the closing market price of the Common Stock prior to announcement of the offer (the "Proposed Purchase"). The Company's Board of Directors has authorized the appointment of a special committee, consisting of independent members of the Board of Directors (the "Special Committee"), to consider the proposal. Consummation of the Proposed Purchase would be subject to approval by the Board of Directors and stockholders of the Company, as well as to the receipt of financing, the execution of a definitive merger agreement and other conditions customary in a transaction of this type. If the Proposed Purchase is consummated, the Common Stock will cease to be listed on the New York Stock Exchange (the "NYSE") and will be deregistered under the Exchange Act and the Company will no longer be required to solicit proxies for its stockholder meetings under the Exchange Act or the rules of the NYSE.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Directors and Executive Officers of the Company

          The table below sets forth the names, ages and titles of the persons who were directors and executive officers of the Company as of April 30, 1999.

                  Name          Age                          Position

Burton B. Staniar.............  57      Chairman of the Board
John H. Lynch.................  46      President, Chief Executive Officer and
                                        Director
Kathleen G. Bradley...........  49      Executive Vice President--Sales,
                                        Distribution and Customer Service
Andrew B. Cogan...............  36      Executive Vice President--Marketing and
                                        Product Development and
                                        Director
Carl G. Magnusson.............  59      Senior Vice President--Design
Douglas J. Purdom.............  40      Senior Vice President and Chief
                                        Financial Officer
Wolfgang Billstein............  49      Managing Director--Knoll Europe
Barbara E. Ellixson...........  45      Vice President--Human Resources
Barry L. McCabe...............  52      Vice President, Controller and Treasurer
Patrick A. Milberger..........  42      Vice President, General Counsel and
                                        Secretary
John W. Amerman...............  67      Director
Robert J. Dolan...............  51      Director
Jeffrey A. Harris.............  43      Director
Sidney Lapidus................  61      Director

Kewsong Lee...................  33      Director
Henry B. Schacht..............  64      Director


     Burton B. Staniar was appointed Chairman of the Board of the Company in December 1993. Mr. Staniar served as Chief Executive Officer of the Company from December 1993 to January 1997. Prior to that time, Mr. Staniar had held a number of assignments at Westinghouse Electric Corporation, currently known as CBS Corporation ("Westinghouse"), including President of Group W Cable and Chairman and Chief Executive Officer of Westinghouse Broadcasting. Prior to joining Westinghouse in 1980, he held a number of marketing and general management positions at Colgate Palmolive and Church and Dwight Co., Inc. Mr. Staniar is also a director of Church and Dwight Co., Inc.

     John H. Lynch joined the Company as Vice Chairman of the Board in May 1994. Mr. Lynch was subsequently elected President of the Company and in January 1997 was elected Chief Executive Officer. From 1990 to 1994, prior to joining the Company, Mr. Lynch was a partner in BGI, a management firm. During that time, Mr. Lynch led the restructuring of the Westinghouse Broadcasting television and radio stations. From 1988 to 1990, Mr. Lynch was an associate dean at the Harvard Business School.

     Kathleen G. Bradley was named Executive Vice President--Sales, Distribution and Customer Service in August 1998, after serving as Senior Vice President since 1996 and Divisional Vice President for Knoll's southeast division since 1988. Prior to that time, Ms. Bradley was regional manager for the Company's Atlanta region, a position to which she was promoted in 1983. She began her career with Knoll in 1979.

     Andrew B. Cogan has been a director of the Company since February 1996. He was elected to the position of Executive Vice President--Marketing and Product Development in August 1998, after serving as Senior Vice President since May 1994. Mr. Cogan has held several positions in the design and marketing group since joining the Company in 1989.

     Carl G. Magnusson has held the position of Senior Vice President--Design since February 1993. Mr. Magnusson has been involved in design, product development, quality and communications since joining the Company in 1976.

     Douglas J. Purdom joined the Company as Senior Vice President and Chief Financial Officer in August 1996. Prior to that time, Mr. Purdom served as Vice President and Chief Financial Officer of Magma Copper Company, an Arizona-based copper mining company, since 1992, and as Corporate Controller of that company from 1989 to 1991.

     Wolfgang Billstein joined the Company in November 1994 as Managing Director--Knoll Europe. In addition, since 1991, Mr. Billstein has been owner and Managing Director of Peill & Putzler, a German-based manufacturer and distributor of glass products. A German citizen, Mr. Billstein previously worked in Europe for The Procter & Gamble Company and Benckiser GmbH, a consumer products company.

     Barbara E. Ellixson was promoted to her current position as Vice President--Human Resources in August 1994, after serving as Manager of Human Resources for the Company's East Greenville site. Ms. Ellixson began her career with Westinghouse in 1971 and has held a variety of human resources positions in several different business units.

     Barry L. McCabe joined the Company in August 1990 as Controller. Mr. McCabe worked with a number of Westinghouse business units after joining Westinghouse in 1974 in the Auditing Department.

     Patrick A. Milberger joined the Company as Vice President and General Counsel in April 1994. Prior to joining the Company, Mr. Milberger served as an Assistant General Counsel and in a number of other positions in the Westinghouse Law Department, which he joined in 1986. Prior to such time, Mr. Milberger was in private practice at Buchanan Ingersoll, P.C.

     John W. Amerman has been a director of the Company since May 1997. Until October 1997, Mr. Amerman had served as Chairman of the Board, and until January 1997 as Chief Executive Officer, of Mattel, Inc., positions in which he served for ten years. Mr. Amerman also was a director of Vanstar Corporation from 1996 until early 1999. Mr. Amerman currently is a director of Unocal Corporation and has been a director of the Aegis Group, plc since 1997.

     Robert J. Dolan has been a director of the Company since May 1997. Mr. Dolan has been a Professor of Business Administration at Harvard University Graduate School of Business Administration since 1980. From 1976 to 1980, Mr. Dolan was a Professor at University of Chicago Graduate School of Business.

     Jeffrey A. Harris, a director of the Company since February 1996, has been a General Partner of Warburg, Pincus & Co. ("Warburg, Pincus") and a Member and Managing Director of E.M. Warburg, Pincus & Co., LLC ("E.M. Warburg"), and its predecessors since 1988, where he has been employed since 1983. Mr. Harris is a director of Industri-Matematik International Corp., ECsoft Group plc and several privately held companies.

     Sidney Lapidus, a director of the Company since February 1996, has been a General Partner of Warburg, Pincus and a Member and Managing Director of E.M. Warburg and its predecessors since January 1982, where he has been employed since 1967. Mr. Lapidus is a director of Lennar Corporation, Caribiner International, Inc., Grubb & Ellis Company, Information Holdings, Inc., Journal Register Company, Four Media Company, Radio Unica Holdng Corp. and several privately held companies.

     Kewsong Lee, a director of the Company since February 1996, has been a General Partner of Warburg, Pincus and a Member and Managing Director of E.M. Warburg and its predecessors since January 1997, where he has been employed since 1992. Mr. Lee is a director of RenaissanceRe Holdings Ltd., Eagle Family Food Holdings, Inc. and several privately held companies.

     Henry B. Schacht, a director of the Company since December 2, 1998, has served as a Director and Senior Advisor of E.M. Warburg since March 1, 1999. Prior thereto, Mr. Schacht served as Chairman of the Board of Lucent Technologies Inc. ("Lucent") from 1996 to February 1998 and as Chief Executive Officer of Lucent from 1996 to October 1997. Prior thereto, Mr. Schacht served as Chairman (1977-1995) and Chief Executive Officer (1973-1994) of Cummins Engine Company, Inc. Mr. Schacht is a director of Lucent, The Chase Manhattan Corporation and The Chase Manhattan Bank, N.A., Aluminum Company of America (Alcoa), Cummins Engine Company, Inc., Johnson & Johnson Corp. and The New York Times Co.

Section 16(a) Beneficial Ownership Reporting Compliance

         Under the Exchange Act, the Company's directors and executive officers, and any persons holding more than 10% of the outstanding shares of Common Stock are required to report their initial ownership of

Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Company is required to disclose any failure by such persons to file these reports in a timely manner during the 1998 fiscal year. Based upon the Company's review of copies of such reports furnished to it, the Company believes that during the 1998 fiscal year its executive officers and directors and the holders of more than 10% of the outstanding shares of Common Stock complied with all reporting requirements of
Section 16(a) under the Exchange Act.

Item 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth, for the years ended December 31, 1998, 1997 and 1996, individual compensation information for the Chief Executive Officer of the Company and each of the four other most highly compensated executive officers of the Company during 1998 (the "Named Executive Officers").



                                                         Annual                         Long-Term
                                                         ------                         ---------
                                                       Compensation                Compensation Awards
                                                       ------------                -------------------
                                                                               Restricted     Securities
             Name and Principal                                                  Stock        Underlying         All Other
                 Position                       Year     Salary      Bonus      Awards(1)      Options(2)      Compensation(3)
                 --------                       ----     ------      -----      ---------      ----------      ---------------
Burton B. Staniar..........................     1998    $399,996     $900,000            -             -        $     8,019
      Chairman of the Board                     1997     399,996      750,000            -             -              8,979
                                                1996     410,830      600,000   $   30,000             -              5,694

John H. Lynch..............................     1998     399,996      900,000            -             -              8,019
      President and Chief Executive             1997     399,996      750,000            -             -              8,979
      Officer                                   1996     393,330      600,000       30,000             -              6,399

Andrew B. Cogan............................     1998     222,502      400,000            -             -                 99
      Executive Vice President--Marketing and   1997     199,992      300,000            -        35,000                 99
      Product Development                       1996     197,930      250,000       12,000             -                 99

Kathleen G. Bradley........................     1998     222,502      400,000            -             -              8,019
      Executive Vice President--Sales,          1997     199,992      300,000            -       188,365              8,424
      Distribution and Customer Service         1996     197,050      250,000        6,000             -              4,427

Douglas J. Purdom..........................     1998     209,167      200,000            -             -              8,019
      Senior Vice President and                 1997     200,004      200,000            -             -              8,979
      Chief Financial Officer                   1996      73,591       83,300    1,300,000             -              2,199
----------------------------
(1)    On February 29, 1996, Messrs. Staniar, Lynch and Cogan and Ms. Bradley
       were granted 941,829, 941,829, 376,731 and 188,365 shares of vested and unvested restricted stock, respectively. On August 20, 1996, Mr. Purdom was granted 282,548 shares of unvested restricted stock. Holders of shares of restricted stock are not entitled to receive dividends until such shares vest and become unrestricted. As of March 1, 1999, 90% of the shares granted to each of Messrs. Staniar and Lynch had vested and an additional 10% will vest on March 1, 2000; 80% of the shares granted to


         Mr. Cogan had vested and an additional 20% will vest on March 1, 2000; 60% of the shares granted to Ms. Bradley had vested and an additional 20% will vest on March 1, 2000 and 2001; and 40% of the shares granted to Mr. Purdom had vested and an additional 20% will vest on August 20, 1999, 2000 and 2001. At March 1, 1999, Messrs. Staniar, Lynch, Cogan and Purdom and Ms. Bradley held 94,183, 94,183, 75,347, 169,530 and
         75,346 shares of unvested restricted stock, respectively, having a value (based on the December 31, 1998 closing price) of $2,790,171, $2,790,171, $2,232,155, $5,022,326 and $2,232,125, respectively.

(2) Represents the aggregate number of shares of Common Stock subject to Options granted to the Named Executive Officers.

(3) Amounts in this column represent the Company's matching contributions to the Knoll, Inc. Retirement Savings Plan and the payment by the Company of premiums in respect of term life insurance.


Stock Option Grants Table

     The following table sets forth information concerning individual grants of options to purchase Common Stock ("Options") made to Named Executive Officers during 1998.


                            Number of                                                    Potential Realizable
                           Securities     % of Total                                       Value at Assumed
                           Underlying       Options     Exercise or                         Annual Rates of
                             Options      Granted to     or Base         Expiration    Stock Price Appreciation
          Name               Granted       Employees      Price            Date             for Option Term
----------------------     ----------     ---------    -----------       ----------      ------------------------
                                                                                           5%              10%
                                                                                        -------          -------

Burton B. Staniar....          --             --%         $  --           N/A           $  --           $   --

John H. Lynch........          --             --             --           N/A              --               --

Andrew B. Cogan......          --             --             --           N/A              --               --

Kathleen G. Bradley..          --             --             --           N/A              --               --

Douglas J. Purdom....          --             --             --           N/A              --               --



_____________________

                      Aggregate Stock Option Exercise Table

     The following table sets forth information regarding the exercise of Options by the Named Executive Officers during 1998. The table also shows the number and value of unexercised Options which were held by the Named Executive Officers on December 31, 1998. The values of unexercised Options are based on a fair market value of $29.625 per share on December 31, 1998.

                                                                        Number of
                                                                        Securities
                                                                        Underlying
                                 Number of                            Unexercised Options      Value of Unexercised
                              Shares Acquired        Value             Exercisable/             In-the-Money Options
       Name                    on Exercise        Realized             Unexercisable        Exercisable/Unexercisable
       ----                    -----------        --------             -------------        -------------------------

Burton B. Staniar....             N/A                N/A                 -0-/-0-             $        -0-/-0-

John H. Lynch........             N/A                N/A                 -0-/-0-             $        -0-/-0-

Andrew B. Cogan......             N/A                N/A               7,000/28,000          $      2,250/9,000

Kathleen G. Bradley..             N/A                N/A              37,673/150,692         $   515,932/2,063,727

Douglas J. Purdom....             N/A                N/A                -0-/-0-              $        -0-/-0-



Pension Plans

     Retirement benefits are provided to employees through two pension plans. Prior to the purchase of the Company in February 1996 from Westinghouse, benefits were provided under The Knoll Group Pension Plan, which was retained by Westinghouse (the "Westinghouse Pension Plan"). Effective March 1, 1996, the Company established the Knoll Pension Plan (the "Company Pension Plan"). The Westinghouse Pension Plan provides eligible employees with retirement benefits based on a career average compensation formula. The formula for computing normal retirement benefits under this plan is 1.45% of career compensation divided by twelve. Once a participant accumulates five years of vesting service, he or she can take early retirement anytime after reaching age 55. Accrued normal retirement benefit is reduced 6% per year prior to normal retirement age. The minimum benefit earned for any year of participation in the plan is $300 ($25 per month), prorated for the partial years worked during the first and last years of employment. The estimated annual benefits payable upon normal retirement under the Westinghouse Pension Plan for each of the Named Executive Officers is as follows: Mr. Staniar ($0); Mr. Lynch ($4,712); Ms. Bradley ($24,648); Mr. Cogan ($16,500); and Mr. Purdom ($0). Mr. Purdom did not participate in the Westinghouse Pension Plan.

     Effective January 1, 1998, the career average compensation formula in the Company Pension Plan was increased from 1.45% to 1.55% of career compensation. This amendment was made retroactive to March 1, 1996. The terms of the Company Pension Plan are otherwise the same as those of the Westinghouse Pension Plan. As of December 31, 1998, the estimated annual benefits payable upon normal retirement under the Company Pension Plan (with the amended formula) for each of the Named Executive

Officers is as follows: Mr. Staniar ($6,898); Mr. Lynch ($6,898); Ms. Bradley ($6,898); Mr. Cogan ($6,898); and Mr. Purdom ($6,101).

     Through the first two months of fiscal 1996, Messrs. Staniar, Lynch and Cogan and Ms. Bradley also participated in the Westinghouse Executive Pension Program (the "Westinghouse Excess Plan") which provides for benefits not payable by the Westinghouse Pension Plan because of limitations imposed by the Internal Revenue Code of 1986, as amended (the "Code"). The benefit formula for this plan is average total compensation and years of eligibility service multiplied by 1.47% minus amounts payable under the Westinghouse Pension Plan. The estimated annual benefits payable under this plan upon normal retirement for each of the Named Executive Officers is as follows: Mr. Staniar ($263,000); Mr. Lynch ($13,972); Ms. Bradley ($5,820); Mr. Cogan ($14,089); and Mr. Pudom ($0). Mr.
Purdom has never participated in the Westinghouse Excess Plan.

     Remuneration covered by the Westinghouse Pension Plan, the Company Pension Plan and the Westinghouse Excess Plan primarily includes salary and bonus, as set forth in the Summary Compensation Table. Under the Westinghouse Pension Plan, the Company Pension Plan and the Westinghouse Excess Plan, Messrs. Staniar, Lynch, Cogan and Purdom and Ms. Bradley have the following years of credited service, as of December 31, 1998: 0.00/2.83/15.44, 1.75/2.83/1.75,
7.14/2.83/5.498, 0.00/2.36/0.00 and 16.64/2.83/5.498 years, respectively.

Director Compensation

     Directors who are not employees or officers of the Company are paid a fee of $1,000 for each board meeting attended and are reimbursed for certain expenses in connection with attendance at board and committee meetings. Other than with respect to reimbursement of expenses, directors who are employees or officers of the Company or Warburg do not receive additional compensation for services as a director.

     The Company's Board of Directors has appointed the Special Committee, consisting of Messrs. Amerman and Dolan, to determine the advisability and fairness to the Company's stockholders of the Proposed Purchase. The Board of Directors has also determined to pay to the members of the Special Committee, in lieu of the standard fee paid to directors for serving on a committee of the Board of Directors, a one-time fee of $75,000 for serving on the Special Committee, the fees and expenses of its financial and legal advisors, and to reimburse the members of the Special Committee for all of their out-of pocket travel and other expenses incurred in connection with each member's service on the Special Committee. The Board of Directors has also determined that the Company shall, in consideration of the service of the members of the Special Committee thereon, indemnify and hold harmless each member of the Special Committee against any and all liabilities and expenses (including without limitation reasonable legal fees and expenses) arising in connection with such service, to the fullest extent permitted by the Corporation's Certificate of Incorporation and Bylaws, as currently in effect.

Employment Agreements

     The Company has entered into employment agreements with Burton B. Staniar, the Company's Chairman of the Board, John H. Lynch, the Company's President and Chief Executive Officer, and Andrew B. Cogan, the Company's Executive Vice President--Marketing and Product Development, for terms which expired on March 1, 1999 and were each renewed pursuant to automatic one-year extensions. Such employment agreements will continue to renew automatically each March 1 unless either party gives 60 days notice not to renew. The agreements with Messrs. Staniar and Lynch provide for a base salary of $400,000, with a service bonus of 25% of base salary at the end of each calendar year, and a target annual bonus of up to 125% of base salary based on the attainment of targets set by the Board of Directors. The agreement with Mr. Cogan provides for a base salary of $250,000 and a target annual bonus of up to 100% of base salary based on the attainment of goals and objectives set by the Board of Directors. The agreements may be terminated at any time by the Company, but if so terminated without "cause," or if the Company fails to renew the agreements, the Company must pay the employee 125% of one year's base salary (100% of base salary in the case of Mr. Cogan). The agreements also contain non-compete, non-solicitation (during the term of the agreement and for one year thereafter) and confidentiality provisions.

In addition, the Company has entered into a Letter Agreement, dated August 13, 1996, with Mr. Douglas J. Purdom. This agreement sets forth the initial starting salary, target bonus and stock grants to Mr. Purdom. Mr. Purdom's agreement provides that upon a "change of control" of the Company during the term of the agreement, following which Mr. Purdom is terminated for reasons unrelated to his performance, Mr. Purdom shall receive one year of base salary as severance in satisfaction of any claims he may have against the Company. For purposes of Mr. Purdom's agreement, "change of control" means the sale of all or substantially all of the stock or assets of the Company to a party unrelated with Warburg and shall not mean the public offering of the stock of the Company or any related entity.

Compensation Committee Interlocks and Insider Participation

     During the year ended December 31, 1998, the compensation of Messrs. Staniar, Lynch, Cogan and Purdom was determined pursuant to employment agreements between such officers and the Company. See "--Employment Agreements." Except as otherwise described herein, the 1998 compensation of each of Messrs. Staniar, Lynch, Cogan, Purdom and Ms. Bradley was determined by the Compensation Committee of the Board of Directors, which is comprised of Messrs. Amerman, Harris and Lapidus. The Compensation Committee and the Stock Option Committee, which is comprised of Messrs. Amerman and Dolan, were formed on July 22, 1997, shortly after the completion of the Company's initial public offering in May of 1997. At that time, the Board of Directors adopted a charter for each committee. Prior to July 22, 1997, all grants of Common Stock and Options under the Company's 1996 and 1997 Stock Incentive Plans were made at the discretion of a Stock Plan Committee of the Board of Directors comprised of Burton B. Staniar and Jeffrey A. Harris. Except for Messrs. Staniar, Lynch and Cogan, no member of the Board of Directors is or has been an officer or employee of the Company. During the year ended December 31, 1998, no executive officer of the Company served on any board of directors or compensation committee of any entity (other than the Company) with which any member of the Board of Directors is affiliated.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock, as of April 30, 1999, by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock,
(ii) each of the Company's directors, (iii) each of the Named Executive Officers of the Company, and (iv) all directors and executive officers of the Company, as a group (16 persons). Except as set forth in the table, the business address of each person is 1235 Water Street, East Greenville, PA 18041. The information set forth in the table and the notes thereto is based solely upon information provided to the Company directly by such stockholders. As described in the notes to the table, voting and/or dispositive power with respect to certain Common Stock is shared by the named individuals or entities. In these cases, such shares are shown as beneficially owned by each of those sharing voting and/or dispositive power.



                                                                      Number of Shares
Beneficial Owner(1)                                                   Common Stock(2)              Percentage
-------------------                                                   ---------------              ----------

Warburg, Pincus & Co. (3)
466 Lexington Avenue
New York, New York 10017...........................                       20,981,956                    53.0%
Burton B. Staniar(4)...............................                        1,093,744                     2.8
John H. Lynch......................................                          720,896                     1.8
Kathleen G. Bradley................................                          200,919                     *
Andrew B. Cogan....................................                          307,584                     *
Douglas J. Purdom..................................                          163,982                     *
John W. Amerman(5).................................                           15,000                     *
Robert J. Dolan(5).................................                           15,000                     *
Jeffrey A. Harris(6)...............................                       20,995,731                    53.1
Sidney Lapidus(6)..................................                       21,010,956                    53.1
Kewsong Lee(6).....................................                       20,984,856                    53.0
Henry B. Schacht(7)................................                            5,000                     *
All current directors and executive officers
   as a group (16 persons).........................                       23,852,935                    60.0

--------------------------

*        Less than 1%.
(1) Percentages are calculated pursuant to Rule 13d-3 under the Exchange Act. Percentage calculations assume, for each person and group, that all shares which may be acquired by such person or group pursuant to Options currently exercisable or which become exercisable within 60 days following April 30, 1999 are outstanding for the purpose of computing the percentage of Common Stock owned by such person or group. However, those unissued shares of Common Stock described above are not deemed to be outstanding for calculating the percentage of Common Stock owned by any other person. Except as otherwise indicated, the persons in this table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and subject to the information contained in the footnotes to this table. The number of shares outstanding for these purposes as of April 30, 1999 consists of 39,571,660 shares of Common Stock (excluding 1,073,703 restricted shares which have not yet vested).

(2)      Excludes 94,183, 94,183, 75,347, 169,530, 75,346 and 621,612 restricted shares of Common Stock for Messrs. Staniar, Lynch, Cogan and Purdom, Ms. Bradley and all current directors and executive officers as a group, respectively, which have not yet vested, as well as Options to purchase 10,000, 28,000, 10,000, 20,000, and 113,019 shares of Common
         Stock held by Messrs. Amerman, Cogan, Dolan, Schacht and Ms. Bradley, respectively, which have not yet vested.

(3) Warburg directly owns 20,709,922 shares of Common Stock and Warburg, Pincus directly owns an additional 272,034 shares. The sole general partner of Warburg is Warburg, Pincus. E.M. Warburg manages Warburg. Additionally, as of March 31, 1999, Warburg, Pincus may be deemed to beneficially own 674,304 shares of Common Stock held by its asset management affiliate, Warburg Pincus Asset Management, Inc., which Warburg, Pincus may be deemed to control. Warburg, Pincus disclaims beneficial ownership of such shares, for purposes of the Exchange Act or otherwise. The members of E.M. Warburg are substantially the same as the partners of Warburg, Pincus. Lionel I. Pincus is the managing partner of Warburg, Pincus and the managing member of E.M. Warburg and may be deemed to control both Warburg, Pincus and E.M. Warburg. Warburg, Pincus has a 15% interest in the profits of Warburg as the general partner. Jeffrey A. Harris, Sidney Lapidus and Kewsong Lee, directors of the Company, are Managing Directors and members of E.M. Warburg and general partners of Warburg, Pincus. As such, Messrs. Harris, Lapidus and Lee may be deemed to have an indirect pecuniary interest (within the meaning of Rule 16a-1 under the Exchange Act) in an indeterminate portion of the shares beneficially owned by Warburg. See Note 6 below. Additionally, Mr. Schacht is a Director of and Senior Advisor to E.M. Warburg.

(4) Excludes 62,500 shares owned by The Burton Foundation, of which Mr. Staniar is a Trustee. Mr. Staniar disclaims beneficial ownership of such shares owned by The Burton Foundation.

(5) Upon consummation of the Initial Public Offering in May 1997, the Company granted each of Messrs. Amerman and Dolan Options to purchase 25,000 shares of Common Stock. Twenty percent of these Options vested upon grant. The remaining Options have and will continue to vest in four equal installments on the succeeding four anniversaries of the grant date.

(6) 20,709,922 and 272,034 of the shares indicated as owned by Messrs. Harris, Lapidus and Lee are owned directly by Warburg and Warburg, Pincus, respectively, and are included because of the affiliation of such persons with Warburg and Warburg, Pincus. Messrs. Harris, Lapidus and Lee disclaim "beneficial ownership" of these shares within the meaning of Rule 13d-3 under the Exchange Act. Messrs. Harris, Lapidus and Lee directly own of record 13,775, 29,000 and 2,900 shares of Common Stock, respectively. See Note 3 above.

(7) Upon his appointment to the Board of Directors on December 2, 1998, the Company granted Mr. Schacht options to purchase 25,000 shares of Common Stock. Twenty percent of these Options vested upon grant. The remaining Options will vest in four equal installments on the succeeding four anniversaries of the grant date.

The Proposed Purchase

     As previously discussed, on March 23, 1999, Warburg and certain members of the Company's management offered to purchase all outstanding shares of Common Stock not owned by them for a cash price of $25.00 per share. Upon completion of the Proposed Purchase, the Common Stock would cease to be listed on the New York Stock Exchange and will be deregistered under the Exchange Act. The consummation of the Proposed Purchase is subject to approval by the Board of Directors and stockholders of the Company, as well as to the receipt of financing, the execution of a definitive merger agreement and other conditions customary in a transaction of this type. The Company has appointed the Special Committee, comprised of independent directors, to consider the Proposed Purchase.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Stockholders Agreement and Voting Agreement

     Warburg, NationsBanc Investment Corp. ("NationsBanc") and 12 senior members of management (each a "Holder" and collectively, the "Holders") and the Company are parties to a Stockholders Agreement (the "Stockholders Agreement"), dated as of February 29, 1996, which governs certain matters related to corporate governance and registration of shares of Common Stock and preferred stock ("Registrable Securities") held by such Holders (other than shares acquired pursuant to the Stock Plans).

     Pursuant to the Stockholders Agreement, Warburg is entitled to request on up to two occasions that the Company file a registration statement under the Securities Act covering the sale of at least $25 million of shares of Common Stock, subject to certain conditions. If officers or directors of the Company holding other securities of the Company request inclusion of their securities in any such registration, or if holders of securities of the Company other than Registrable Securities who are entitled, by contract with the Company or otherwise, to have securities included in such a registration (the "Other Stockholders"), request such inclusion, the Holders shall offer to include the securities of such officers, directors and Other Stockholders in any underwriting involved in such registration, provided, among other conditions, that the underwriter representative of any such offering has the right, subject to certain conditions, to limit the number of Registrable Securities included in the registration. The Company may defer the registration for 120 days if it believes that it would be seriously detrimental to the Company for such registration statement to be filed.

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

     In general, all fees, costs and expenses of such registrations (other than underwriting discounts and selling commissions applicable to sales of the Registrable Securities) and all fees and disbursements of counsel for the Holders will be borne by the Company.

     The Stockholders Agreement provides that the original Board of Directors of the Company was to be composed of Messrs. Staniar, Lynch, Lapidus, Harris, Lee and John L. Vogelstein, an officer of E.M. Warburg. Pursuant to the Stockholders Agreement, Warburg, NationsBanc and the other stockholders who are a party thereto (who hold in the aggregate a majority of the outstanding shares of Common Stock) have agreed to vote their shares of Common Stock for four directors nominated by Warburg if Warburg owns 50% or more of the Company's outstanding shares of Common Stock and Series A 12% Participating Preferred Stock ("Series A Preferred Stock"), three directors if it owns 25% or more, two directors if it owns 15% or more and one director if it owns 5% or more.

     Warburg, Warburg, Pincus and the Company entered into a Voting Agreement dated September 11, 1998 pursuant to which Warburg and Warburg, Pincus agreed that if, as the result of share repurchases by the Company, their aggregate holdings of voting Common Stock exceed 49.9% of the then outstanding voting Common Stock of the Company, then Warburg and Warburg, Pincus will not cast a vote on any proposal as to which a vote is taken in excess of 49.9% of the total number of votes that may be cast on such proposal.


Issuance of Restricted Shares of Common Stock

     In connection with the issuance of 4,144,030 restricted shares of Common Stock pursuant to the Company's 1996 Stock Plan established in connection with the acquisition of the Company from Westinghouse, Warburg and the Company also entered into separate Stockholders Agreements with all of the Company's executive officers and other members of the Company's management. Pursuant to these agreements, persons deemed to be "insiders" within the meaning of Section 16 of the Exchange Act have agreed not to transfer their shares except (i) to members of their immediate families and other related or controlled entities,
(ii) to Warburg or an affiliate thereof or (iii) to others upon five business days prior written notice to the Board of Directors. The restrictions on transfer will terminate when Warburg owns less than 10% of the outstanding shares of Common Stock. In addition, pursuant to these agreements, the Company agreed that, if the Company determined to register any shares of Common Stock for its own account or for the account of security holders, the Company would include in such registration certain vested shares of Common Stock received by management pursuant to the 1996 Stock Plan, subject to certain limited exceptions. In addition, management may request unlimited registrations of at least $5,000,000 of securities on Form S-3, provided that the Company is not required to effect a registration pursuant to this provision within 180 days of the effective date of the most recent registration pursuant to this provision.

     Pursuant to the 1996 Stock Plan, the Company also entered into Restricted Share Agreements with each recipient of restricted shares of Common Stock, including each of the Company's executive officers. Pursuant to these agreements, Mr. Staniar received 941,829 restricted shares, Mr. Lynch received 941,829 restricted shares, Mr. Cogan received 376,731 restricted shares, Ms. Bradley received 188,365 restricted shares and Mr. Purdom received 282,548 restricted shares. The agreements for each recipient other than Mr. Purdom were dated February 29, 1996, and Mr. Purdom's agreement was dated August 20, 1996. With respect to Messrs. Staniar and Lynch, 90% of the shares granted have vested and the remaining unvested shares will vest on March 1, 2000. With respect to Mr. Cogan, 80% of the shares granted have vested and the remaining unvested shares will vest on March 1, 2000. With respect to Ms. Bradley, 60% of the shares granted have vested and the remaining unvested shares will vest at the rate of 20% on each of March 1, 2000 and 2001. With respect to Mr. Purdom, 40% of the shares granted have vested and the remaining unvested shares will vest at the rate of 20% on each of August 20, 1999, 2000 and 2001. The agreements provide that upon the voluntary termination of employment for reasons other than death, disability or retirement at age 65, or (except in the case of Messrs. Staniar and Lynch) if the grantee's employment was terminated without cause, the nonvested restricted shares are to be immediately forfeited to the Company. For all of such officers other than Messrs. Staniar, Lynch and Cogan, upon termination of the employment of such officers with cause, the agreements provide that the Company may repurchase the shares of Common Stock at $0.10 per share.

Other

     During the year ended December 31, 1998, the Company paid $274,237.67 to Emanuela Frattini Magnusson for design services and product royalties, the bulk of which was payable pursuant to the terms of a July 1993 Design Development Agreement between Emanuela Frattini and the Company pertaining to the Company's Propeller(R) product line. Emanuela Frattini Magnusson is the wife of Carl G. Magnusson, the Company's Senior Vice President--Design.

     In connection with the Initial Public Offering and pursuant to an agreement, dated as of April 14, 1997, among the Company, Warburg, NationsBanc and certain members of the Company's management, upon consummation of the Initial Public Offering 800,000 shares of the Company's Series A 12% Participating Convertible Preferred Stock were redeemed for $80.0 million and 11,749,361 shares of Common Stock, and the remaining 802,998 shares of Series A Preferred Stock were converted into 15,691,558 shares of Common Stock. Further pursuant to such arrangement, (i) Warburg received $75.9 million and 25,024,481 shares of Common Stock, (ii) NationsBanc received $4.1 million and 1,361,877 shares of Common Stock, (iii) Messrs. Staniar, Lynch, Billstein, Cogan, Purdom, McCabe and Milberger received 400,736, 400,736, 6,249, 78,116, 78,116, 9,374 and
18,748 shares of Common Stock, respectively, and (iv) Mmes. Bradley and Ellixson received 12,499 and 9,374 shares of Common Stock, respectively.

     As previously discussed, on March 23, 1999, Warburg and certain members of the Company's management offered to purchase all outstanding shares of Common Stock not owned by them for a cash price of $25.00 per share. Upon completion of the Proposed Purchase, the Common Stock would cease to be listed on the New York Stock Exchange and will be deregistered under the Exchange Act. The consummation of the Proposed Purchase is subject to approval by the Board of Directors and stockholders of the Company, as well as to the receipt of financing, the execution of a definitive merger agreement and other conditions customary in a transaction of this type. The Company has appointed the Special Committee, comprised of independent directors, to consider the Proposed Purchase.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of April, 1999.



                                                 KNOLL, INC.
                                                 (Registrant)

                                                 By: /s/ Burton B. Staniar
                                                    ----------------------
                                                    Burton B. Staniar
                                                    Chairman of the Board

                                  EXHIBIT INDEX
Exhibit
No.


10.17. Letter Agreement between the Company and Douglas J. Purdom, dated August 13, 1996.