Form 10-Q
period 1999-03-31
KNOLL INC
filed 1999-05-14
CIK 1011570

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

            For the transition period from __________ to __________


                         Commission File No. 001-12907


                                  KNOLL, INC.

        A Delaware Corporation             I.R.S. Employer No. 13-3873847

                               1235 Water Street
                           East Greenville, PA 18041
                         Telephone Number (215)679-7991


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

As of May 7, 1999, there were 40,645,363 shares of the Registrant's common stock, par value $0.01 per share, outstanding.

                                  KNOLL, INC.

                        TABLE OF CONTENTS FOR FORM 10-Q


 Item                                                                    Page
 ----                                                                    ----

                        PART I -- FINANCIAL INFORMATION

  1.  Condensed Consolidated Financial Statements (Unaudited):
          Condensed Consolidated Balance Sheets at March 31, 1999
            and December 31, 1998.....................................     3
          Condensed Consolidated Statements of Operations for the
            three months ended March 31, 1999 and 1998................     4
          Condensed Consolidated Statements of Cash Flows for the
            three months ended March 31, 1999 and 1998................     5
          Notes to the Condensed Consolidated Financial Statements....     6

  2.  Management's Discussion and Analysis of Financial Condition
        and Results of Operations.....................................     8

  3.  Quantitative and Qualitative Disclosures about Market Risk......    11


                          PART II -- OTHER INFORMATION

  1.  Legal Proceedings...............................................    12

  2.  Changes in Securities and Use of Proceeds.......................    12

  6.  Exhibits and Reports on Form 8-K................................    12

  Signatures..........................................................    13

  Exhibit Index.......................................................    14

                        PART I -- FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)
----------------------------------------------------------------

                                  KNOLL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                 (Dollars In Thousands, Except Per Share Data)

                                          March 31, 1999    December 31, 1998
                                          --------------    -----------------
ASSETS
Current assets:
    Cash and cash equivalents..........      $ 17,906            $ 17,465
    Customer receivables, net..........       116,686             137,956
    Inventories........................        79,682              77,113
    Deferred income taxes..............        19,925              21,067
    Prepaid and other current assets...        10,163               9,842
                                             --------            --------
        Total current assets...........       244,362             263,443
Property, plant and equipment..........       261,361             257,970
Accumulated depreciation...............       (78,473)            (71,803)
                                             --------            --------
        Property, plant and
          equipment, net...............       182,888             186,167
Intangible assets......................       282,242             282,197
Accumulated amortization...............       (24,123)            (22,154)
                                             --------            --------
        Intangible assets, net.........       258,119             260,043
Other noncurrent assets................         4,440               4,374
                                             --------            --------
        Total Assets...................      $689,809            $714,027
                                             ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term
      debt.............................      $     --            $ 10,000
    Accounts payable...................        50,113              59,551
    Income taxes payable...............         6,927               7,096
    Other current liabilities..........        58,588              91,756
                                             --------            --------
        Total current liabilities......       115,628             168,403
Long-term debt.........................       194,205             159,255
Postretirement benefits other than
  pension..............................        18,769              18,450
Other noncurrent liabilities...........        26,856              24,069
                                             --------            --------
        Total liabilities..............       355,458             370,177
                                             --------            --------
Stockholders' equity:
    Common stock, $0.01 par value;
      100,000,000 shares authorized;
      40,645,363 shares issued and
      outstanding (net of 2,894,700
      treasury shares) in 1999 and
      41,799,499 shares issued and
      outstanding (net of 1,707,700
      treasury shares) in 1998.........           406                 418
    Additional paid-in-capital.........       153,783             181,792
    Unearned stock grant compensation..          (642)               (712)
    Retained earnings..................       189,380             170,986
    Accumulated other comprehensive
      income...........................        (8,576)             (8,634)
                                             --------            --------
        Total stockholders' equity.....       334,351             343,850
                                             --------            --------
        Total Liabilities and
          Stockholders' Equity.........      $689,809            $714,027
                                             ========            ========

                            See accompanying notes.

                                  KNOLL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In Thousands, Except Per Share Data)

                                                      Three Months Ended
                                                          March 31,
                                                  ------------------------
                                                     1999          1998
                                                  ----------    ----------
Sales........................................      $209,210      $220,775
Cost of sales................................       127,663       133,452
                                                   --------      --------
Gross profit.................................        81,547        87,323
Selling, general and administrative
  expenses...................................        45,413        49,273
                                                   --------      --------
Operating income.............................        36,134        38,050
Interest expense.............................         4,222         4,583
Other expense, net...........................           398           418
                                                   --------      --------
Income before income tax expense.............        31,514        33,049
Income tax expense...........................        13,120        13,239
                                                   --------      --------
Net income...................................      $ 18,394      $ 19,810
                                                   ========      ========

Earnings per share:
    Basic....................................      $   0.47      $   0.48
    Diluted..................................      $   0.45      $   0.45

Weighted average shares of common stock
  outstanding:
      Basic.................................         39,553        41,181
      Diluted...............................         41,225        43,859

                            See accompanying notes.

                                  KNOLL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In Thousands)

                                                      Three Months Ended
                                                          March 31,
                                                  ------------------------
                                                     1999          1998
                                                  ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income...................................      $ 18,394      $ 19,810
Adjustments to reconcile net income to
  cash provided by operating activities:
      Depreciation and amortization..........         8,553         9,579
      Other noncash items....................           620           376
      Changes in assets and liabilities:
          Customer receivables...............        20,709          (184)
          Inventories........................        (2,928)       (6,728)
          Accounts payable...................        (8,918)         (212)
          Current and deferred income taxes..         2,230         2,677
          Other current assets and
            liabilities......................       (33,596)      (14,660)
          Other noncurrent assets and
            liabilities......................         2,248           661
                                                   --------      --------
Cash provided by operating activities........         7,312        11,319
                                                   --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment...        (3,573)       (5,483)
Proceeds from sale of assets.................            66             7
                                                   --------      --------
Cash used in investing activities............        (3,507)       (5,476)
                                                   --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment of) revolving
  credit facility, net.......................        25,000       (10,000)
Net proceeds from issuance of stock..........           649         3,290
Purchase of common stock.....................       (28,675)           --
                                                   --------      --------
Cash used in financing activities............        (3,026)       (6,710)
                                                   --------      --------
Effect of exchange rate changes on cash
  and cash equivalents.......................          (338)         (231)
                                                   --------      --------
Increase (decrease) in cash and cash
  equivalents................................           441        (1,098)

Cash and cash equivalents at beginning of
  period.....................................        17,465        10,790
                                                   --------      --------

Cash and cash equivalents at end of period...      $ 17,906      $  9,692
                                                   ========      ========

                            See accompanying notes.

                                  KNOLL, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                                  (Unaudited)


1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Knoll, Inc. (the "Company" or "Knoll") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are reflected in the condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 1998 is derived from the Company's 1998 audited financial statements. The unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year ending December 31, 1999.


2.  Proposal to Acquire Shares Owned by Public Stockholders

On March 23, 1999, the Company received a proposal from Warburg, Pincus Ventures, L.P. ("Warburg") and certain members of Knoll management to acquire all of the outstanding shares of the Company's common stock owned by public stockholders for a price of $25.00 per share. The Board of Directors has authorized the appointment of a special committee, consisting of independent members of the Board of Directors, to consider the proposal. Consummation of the proposed transaction is subject to approval by the Board of Directors and stockholders of Knoll, as well as to the receipt of financing, the execution of a definitive merger agreement and other conditions customary in a transaction of this type. If the proposed transaction is consummated, the Company's common stock will cease to be listed on the New York Stock Exchange, Inc. and will be deregistered under the Securities Exchange Act of 1934, as amended.

Five class action complaints relating to the proposal were filed on or about March 24, 1999. The Company is among the defendants. At this time, the Company is unable to predict what impact, if any, such litigation may have on the Company or the proposed transaction. The financial statements do not reflect any effects of the litigation or the proposed transaction.


3.  Inventories

                                          March 31, 1999    December 31, 1998
                                          --------------    -----------------
                                                   (In Thousands)
        Raw materials.................       $41,559             $42,625
        Work in process...............        11,619              11,827
        Finished goods................        26,504              22,661
                                             -------             -------
        Inventories...................       $79,682             $77,113
                                             =======             =======

                                       6

4.  Earnings Per Share

The following table sets forth a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands, except per share amounts):

                                                      Weighted
                                     Net Income    Average Shares    Per Share
                                     (Numerator)    (Denominator)      Amount
                                     -----------   ---------------   ---------
Three Months Ended March 31, 1999:
Basic earnings per share...........    $18,394         39,553          $0.47
                                                                       =====
Effect of dilutive potential
  common shares:
      Stock options................         --            245
      Nonvested restricted
        stock grants...............         --          1,427
                                       -------         ------
Diluted earnings per share.........    $18,394         41,225          $0.45
                                       =======         ======          =====

Three Months Ended March 31, 1998:
Basic earnings per share...........    $19,810         41,181          $0.48
                                                                       =====
Effect of dilutive potential
  common shares:
      Stock options...............          --            609
      Nonvested restricted
        stock grants..............          --          2,069
                                       -------         ------
Diluted earnings per share........     $19,810         43,859          $0.45
                                       =======         ======          =====

Options to purchase 1,093,000 shares of common stock that were outstanding as of March 31, 1999 were not included in the calculation of diluted earnings per share for the three months ended March 31, 1999. Such options were excluded from the calculation because their exercise prices exceeded the average market price of the common stock for the appropriate period and, therefore, the effect on earnings per share would have been antidilutive.


5.  Share Repurchase Program

During the three months ended March 31, 1999, the Company purchased 1,187,000 shares of its common stock for $28.7 million, or an average price of $24.16. Since the inception of the share repurchase program in September 1998, the Company has purchased 2,894,700 shares of its common stock for $67.5 million, or an average price of $23.33 per share.


6.  Comprehensive Income

Total comprehensive income for the three months ended March 31, 1999 and 1998 was $18.5 million and $19.8 million, respectively.

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations
         ---------------------

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto and in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1998.

Results of Operations

Comparison of First Quarter Ended March 31, 1999 to First Quarter Ended
  March 31, 1998

Sales. Sales for the first quarter of 1999 were $209.2 million, a decrease of 5.3%, or $11.6 million, from first quarter 1998 sales of $220.8 million. Sales in the first quarter of 1999 were down primarily as a result of a slowdown in industry sales levels.

Gross Profit and Operating Income. As a result of the Company's continued focus on cost control, the Company's gross profit and operating income as a percentage of sales remained strong despite lower sales volume. As a percentage of sales, gross profit was 39.0% for the first quarter of 1999 and 39.6% for the first quarter of 1998 and operating income was 17.3% for the first quarter of 1999 and 17.2% for the first quarter of 1998.

Selling, general and administrative expenses for the first quarter of 1999 were $45.4 million, a decrease of 7.9%, or $3.9 million, from $49.3 million for the first quarter of 1998. This decrease was primarily due to lower employee costs related to reduced sales and profit levels. As a percentage of sales, the Company's selling, general and administrative expenses decreased to 21.7% for the first quarter of 1999 from 22.3% for the first quarter of 1998.

Interest Expense. The Company's interest expense for the first quarter of 1999 was $4.2 million compared to $4.6 million for the first quarter of 1998. The decrease in interest expense is principally due to lower outstanding debt balances during the first quarter of 1999 compared to the first quarter of 1998.

Income Tax Expense. The Company's effective tax rate is directly affected by the mix of pretax income and the varying effective tax rates attributable to the countries in which it operates. This changing mix is primarily responsible for the change in the effective tax rate to 41.6% for the first quarter of 1999 from 40.1% for the first quarter of 1998. Additionally, the change in the effective tax rate has been impacted by the increased effect of nondeductible expenses with the decrease in pretax income.

Earnings Per Share. The Company's diluted earnings per share for the first quarter of 1999 is unchanged from the first quarter of 1998 as lower net income was offset by the effect of the reduced number of common shares outstanding that resulted from the repurchase of shares of common stock by the Company under its share repurchase program that was implemented in September 1998.

Liquidity and Capital Resources

During the three months ended March 31, 1999, the Company generated cash flow from operations of $7.3 million. Cash provided by operations resulted primarily from earnings before depreciation and amortization offset by cash used for working capital purposes, which was principally for the payment of December 31, 1998 accruals for employee costs related to 1998 sales and profits.

The Company borrowed $25.0 million under its revolving credit facility during the first quarter of 1999. These borrowings together with cash generated from operations were used to fund $3.6 million in capital expenditures and repurchase 1.2 million shares of the Company's common stock for $28.7 million.

As of March 31, 1999, the Company's ratio of debt to total capitalization was 36.7%, and the Company had an aggregate of $197.0 million available for borrowing under its U.S. and European revolving credit facilities. The
Company believes that existing cash balances and internally generated cash flows, together with borrowings available under the revolving credit facility, will be sufficient to fund working capital needs, capital spending requirements and debt service requirements for at least the next twelve months. The Company's debt instruments contain certain covenants that, among other things, limit the Company's ability to incur additional indebtedness, pay dividends and purchase Company stock as well as require the Company to maintain certain financial ratios.

If the transaction discussed in Note 2 to the unaudited condensed consolidated financial statements is consummated, the Company would incur significant additional debt under new financing arrangements. Management believes that the Company's cash flows would be sufficient to service such additional debt as well as continue to fund working capital needs and capital expenditures.

Backlog

The Company's backlog of unfilled orders was $161.7 million at March 31, 1999 and $149.5 million at March 31, 1998. The Company manufactures substantially all of its products to order and expects to fill substantially all outstanding unfilled orders within the next twelve months. As such, backlog is not a significant factor used to predict the Company's long-term business prospects.

Year 2000 Readiness Disclosure

The Company continues to implement its strategic project to replace and enhance its existing manufacturing and business information systems (software and hardware) in North America with a new fully integrated system, which the Company believes to be year 2000 compliant. Additionaly, the Company has completed an evaluation of the information systems currently being used by its European operations and other potential European year 2000 issues and is taking actions to address the year 2000 issues that have been identified. Based upon information presently known, the Company does not expect its European year 2000 issues to have a material adverse effect upon its results of operations.

In North America, the Company has installed and is utilizing the financial applications of the new system at all of its sites and has installed and is utilizing the new manufacturing application at two of four sites. In addition, the Company has completed an inventory of its manufacturing equipment to identify equipment that contains embedded chips and is taking actions to address issues related to embedded chips that the Company has determined may not be year 2000 compliant. The Company anticipates that all of the system applications will be installed and in use and problems related to embedded chips that are not year 2000 compliant will be remedied, through replacement or other satisfactory measures, by the third quarter of 1999. If the Company successfully implements the new system and addresses issues associated with noncompliant embedded chips by the third quarter of 1999, the year 2000 issues associated with its information systems and manufacturing equipment would not be expected to have a material adverse effect on the Company's operations.

In the event the Company is unable to complete the implementation of the project on a timely basis, the Company's ability to take customer orders, manufacture and deliver product on a timely basis, invoice customers and collect payments may be impaired. The Company can not reasonably estimate at this time the amount of lost revenue or additional expenses that might be expected in this scenario. Failure to implement the project on a timely basis could have a material adverse effect on the Company.

The Company currently does not have a contingency plan in place. However, the Company continually evaluates the status of completion and whether or not a contingency plan is or may be necessary. The Company would tailor any contingency plan to address the issue in question and attempt to minimize the impact upon the Company's operations and customers.

The Company estimates that the total project cost will be approximately $32.7 million, of which approximately 70.0% will be expensed and 30.0% will be capitalized. Through March 31, 1999, the Company incurred expenditures of approximately $25.6 million ($18.2 million expense and $7.4 million capital) related to the project. The project is being funded with cash flows from operations. The estimated cost of the project has not constrained the Company's information systems budget or materially affected other necessary information systems activities.

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

As the year 2000 issue is a global concern, the Company's operations could be materially adversely affected by circumstances beyond its control. Disruptions in the economy generally resulting from year 2000 issues could materially adversely affect the Company. Additionally, the year 2000 readiness of the Company's vendors, dealers and other third parties (such as utility companies, the U.S. government and customers) on which it relies could impact the Company's operations. Although the Company's systems do not interface directly with those of third parties, the inability of these other parties to complete their year 2000 initiatives in a timely manner could have a material adverse effect on the Company.

The Company has no means of ensuring that its vendors, dealers and other third parties will be year 2000 compliant in a timely manner. However, the Company is actively working to determine the year 2000 readiness of these parties and to determine the actions, if any, that would be necessary to help minimize any potential adverse impact on the Company. The Company is formally communicating with vendors, dealers and certain other third parties through questionnaires and on-site visits. For those vendors that the Company deems to be at risk of not being adequately prepared for the year 2000, the Company has or will attempt to seek alternate sources for procuring product or supplies, build inventories or develop an appropriate contingency plan. To date, the Company is not aware of any third-party year 2000 issue that is expected to materially adversely impact the Company's operations.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

During the normal course of business, the Company is routinely subjected to market risk associated with interest rate movements and foreign currency exchange rate movements. Interest rate risk arises from the Company's debt obligations and related interest rate collar agreements. Foreign currency exchange rate risk arises from the Company's foreign operations and purchases of inventory from foreign suppliers.

With the exception of the Company's variable rate debt obligation, there has been no material change in the carrying amounts or fair values of the Company's financial instruments or its exposure to market risk since the disclosure in the Company's annual report on Form 10-K for the year ended December 31, 1998. Regarding the variable rate debt, the Company had $86.0 million of such debt outstanding at March 31, 1999, which is an increase of $25.0 million from December 31, 1998. The fair value of this debt continues to approximate its carrying amount.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

On or about March 24, 1999, five class action complaints (Stark v. Knoll, Inc.,
                                                          ---------------------
et al., No. 17049NC; Guido v. Warburg, Pincus & Co., et al., No. 17052NC;
------               --------------------------------------
Marotta v. Knoll, Inc., et al., No. 17053NC; Finkelstein v. Knoll, Inc., et
------------------------------               ------------------------------
al., No. 17055NC; Rausch v. Knoll, Inc., et al., No 17059NC) were filed in the
---               -----------------------------
Court of Chancery for the State of Delaware, New Castle County, relating to the proposal by Warburg and certain members of Knoll management to purchase all of the outstanding shares of the Company's common stock owned by public stockholders for a price of $25.00 per share, which was previously discussed in Note 2 to the unaudited condensed consolidated financial statements. The defendants named in the complaints are the Company, Burton B. Staniar, John W. Amerman, Robert J. Dolan, Jeffrey A. Harris, Sidney Lapidus, Kewsong Lee,
John L. Vogelstein, John H. Lynch, Warburg, Pincus & Co., Warburg and E.M. Warburg, Pincus & Co., LLC. The complaints allege breach of fiduciary duty on the part of Warburg and the Company's management in the proposed purchase of such shares of common stock and seek a preliminary injunction, damages and rescission. Due to the very early stage of the litigation at this time, and the inherent uncertainties in litigation, the Company is unable to predict what impact, if any, such litigation may have on the Company or the proposed transaction.


Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------

Restrictions on Dividends

The credit agreement governing the Company's revolving credit facility and the indenture relating to the Company's 10.875% Senior Subordinated Notes due 2006 limit the Company's ability to pay dividends to its stockholders. The Company has not paid any dividends on its common stock, and any future determination to pay dividends will depend on the Company's results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant by the Board of Directors.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

a.  Exhibits:

    27    Financial Data Schedule

b.  Current Reports on Form 8-K:

    On March 24, 1999, the Company filed a report on Form 8-K dated March 23, 1999. In that Form 8-K under Item 5 -- Other Events, the Company reported that it had issued a press release announcing that it had received a proposal from Warburg and certain members of the Company's management to acquire all of the outstanding shares of the Company's common stock owned by public shareholders for a price of $25.00 per share. The press release and the letter from Warburg making such proposal were included as exhibits to the Form 8-K.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              KNOLL, INC.



Date:  May 14, 1999                           By:    /s/ Burton B. Staniar
                                                   -------------------------
                                                     Burton B. Staniar
                                                     Chairman of the Board


Date:  May 14, 1999                           By:    /s/ Douglas J. Purdom
                                                   -------------------------
                                                     Douglas J. Purdom
                                                     Senior Vice President and
                                                     Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------

 Exhibit
 Number                           Description
 -------                         -------------

   27                       Financial Data Schedule