Form 10-Q
period 1999-06-30
KNOLL INC
filed 1999-08-13
CIK 1011570

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

As of August 9, 1999, there were 40,741,299 shares of the Registrant's common stock, par value $0.01 per share, outstanding.

                                  KNOLL, INC.

                        TABLE OF CONTENTS FOR FORM 10-Q


Item                                                                     Page
----                                                                     ----

                        PART I -- FINANCIAL INFORMATION

  1.  Condensed Consolidated Financial Statements (Unaudited):
          Condensed Consolidated Balance Sheets at June 30, 1999
            and December 31, 1998.....................................     3
          Condensed Consolidated Statements of Operations for the
            three months ended June 30, 1999 and 1998 and the six
            months ended June 30, 1999 and 1998.......................     4
          Condensed Consolidated Statements of Cash Flows for the
            six months ended June 30, 1999 and 1998...................     5
          Notes to the Condensed Consolidated Financial Statements....     6

  2.  Management's Discussion and Analysis of Financial Condition
        and Results of Operations.....................................     9

  3.  Quantitative and Qualitative Disclosures about Market Risk......    12


                          PART II -- OTHER INFORMATION

  1.  Legal Proceedings...............................................    13

  2.  Changes in Securities and Use of Proceeds.......................    13

  6.  Exhibits and Reports on Form 8-K................................    14

  Signatures..........................................................    15

  Exhibit Index.......................................................    16

                        PART I -- FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)
----------------------------------------------------------------

                                  KNOLL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                 (Dollars In Thousands, Except Per Share Data)

                                          June 30, 1999     December 31, 1998
                                          -------------     -----------------
ASSETS
Current assets:
    Cash and cash equivalents..........      $ 15,849            $ 17,465
    Customer receivables, net..........       135,563             137,956
    Inventories........................        79,409              77,113
    Deferred income taxes..............        19,507              21,067
    Prepaid and other current assets...        14,742               9,842
                                             --------            --------
        Total current assets...........       265,070             263,443
Property, plant and equipment..........       266,983             257,970
Accumulated depreciation...............       (85,346)            (71,803)
                                             --------            --------
        Property, plant and
          equipment, net...............       181,637             186,167
Intangible assets......................       282,306             282,197
Accumulated amortization...............       (26,100)            (22,154)
                                             --------            --------
        Intangible assets, net.........       256,206             260,043
Other noncurrent assets................         4,458               4,374
                                             --------            --------
        Total Assets...................      $707,371            $714,027
                                             ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term
      debt.............................      $      -            $ 10,000
    Accounts payable...................        58,715              59,551
    Income taxes payable...............         1,231               7,096
    Other current liabilities..........        78,774              91,756
                                             --------            --------
        Total current liabilities......       138,720             168,403
Long-term debt.........................       164,158             159,255
Postretirement benefits other than
  pension..............................        19,039              18,450
Other noncurrent liabilities...........        27,979              24,069
                                             --------            --------
        Total liabilities..............       349,896             370,177
                                             --------            --------
Stockholders' equity:
    Common stock, $0.01 par value;
      100,000,000 shares authorized;
      40,659,751 shares issued and
      outstanding (net of 2,894,700
      treasury shares) in 1999 and
      41,799,499 shares issued and
      outstanding (net of 1,707,700
      treasury shares) in 1998.........           407                 418
    Additional paid-in-capital.........       154,080             181,792
    Unearned stock grant compensation..          (573)               (712)
    Retained earnings..................       211,184             170,986
    Accumulated other comprehensive
      income...........................        (7,623)             (8,634)
                                             --------            --------
        Total stockholders' equity.....       357,475             343,850
                                             --------            --------
        Total Liabilities and
          Stockholders' Equity.........      $707,371            $714,027
                                             ========            ========

                            See accompanying notes.

                                  KNOLL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In Thousands, Except Per Share Data)

                                Three Months Ended        Six Months Ended
                                     June 30,                 June 30,
                              ----------------------   ----------------------
                                 1999        1998         1999        1998
                              ----------  ----------   ----------  ----------
Sales....................      $253,726    $246,957     $462,936    $467,732
Cost of sales............       151,528     149,119      279,191     282,571
                               --------    --------     --------    --------
Gross profit.............       102,198      97,838      183,745     185,161
Selling, general and
  administrative
  expenses...............        55,902      52,556      101,315     101,829
                               --------    --------     --------    --------
Operating income.........        46,296      45,282       82,430      83,332
Interest expense.........         4,157       4,389        8,379       8,972
Recapitalization
  expense................         3,000          --        3,000          --
Other income (expense),
  net....................          (539)      1,512         (937)      1,094
                               --------    --------     --------    --------
Income before income
  tax expense............        38,600      42,405       70,114      75,454
Income tax expense.......        16,796      17,342       29,916      30,581
                               --------    --------     --------    --------
Net income...............      $ 21,804    $ 25,063     $ 40,198    $ 44,873
                               ========    ========     ========    ========

Earnings per share of
  common stock:
      Basic..............      $   0.55    $   0.60     $   1.02    $   1.08
      Diluted............      $   0.53    $   0.57     $   0.98    $   1.02

Weighted average shares
  of common stock
  outstanding:
      Basic..............        39,572      41,718       39,563      41,451
      Diluted............        40,934      43,930       41,080      43,896

                            See accompanying notes.

                                  KNOLL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In Thousands)

                                                      Six Months Ended
                                                          June 30,
                                                  ------------------------
                                                     1999          1998
                                                  ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income...................................      $ 40,198      $ 44,873
Adjustments to reconcile net income to
  cash provided by operating activities:
      Depreciation and amortization..........        17,649        19,177
      Other noncash items....................         1,298          (696)
      Changes in assets and liabilities:
          Customer receivables...............         1,453       (10,240)
          Inventories........................        (2,887)       (5,741)
          Accounts payable...................        (1,594)          180
          Current and deferred income taxes..        (4,664)          547
          Other current assets and
            liabilities......................       (13,500)       (5,719)
          Other noncurrent assets and
            liabilities......................         2,952         4,219
                                                   --------      --------
Cash provided by operating activities........        40,905        46,600
                                                   --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment...        (9,320)      (13,417)
Proceeds from sale of assets.................            91             9
                                                   --------      --------
Cash used in investing activities............        (9,229)      (13,408)
                                                   --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of revolving credit facility, net..        (5,000)      (39,000)
Net proceeds from issuance of stock..........           946         3,844
Purchase of common stock.....................       (28,675)           --
                                                   --------      --------
Cash used in financing activities............       (32,729)      (35,156)
                                                   --------      --------
Effect of exchange rate changes on cash
  and cash equivalents.......................          (563)         (113)
                                                   --------      --------

Decrease in cash and cash equivalents........        (1,616)       (2,077)

Cash and cash equivalents at beginning of
  period.....................................        17,465        10,790
                                                   --------      --------

Cash and cash equivalents at end of period...      $ 15,849      $  8,713
                                                   ========      ========

                            See accompanying notes.

                                  KNOLL, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (Unaudited)


1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Knoll, Inc. (the "Company" or "Knoll") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are reflected in the condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 1998 is derived from the Company's 1998 audited balance sheet. The unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 1998. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year ending December 31, 1999.


2.  Pending Acquisition of Shares Owned by Public Stockholders

On March 23, 1999, the Company received a proposal from Warburg, Pincus Ventures, L.P. ("Warburg") and certain members of Knoll management (collectively, the "Continuing Stockholders") regarding a recapitalization (merger) transaction whereby the Company would acquire all of the outstanding shares of its common stock not owned by the Continuing Stockholders for $25.00 per share. The Board of Directors appointed a special committee, consisting of independent members of the Board of Directors, to consider the proposed merger. The special committee retained legal counsel and an investment banker to assist in evaluating the proposed merger. The Continuing Stockholders subsequently increased the proposed merger consideration to $28.00 per share. On June 21, 1999, the Board of Directors, at the recommendation of the special committee, approved the proposed merger at a price of $28.00 per share.

Pursuant to an Agreement and Plan of Merger dated as of June 21, 1999 (as amended on July 29, 1999), between Warburg and Knoll, a newly formed entity to be organized by Warburg would merge with and into Knoll, and the public stockholders of Knoll would receive $28.00 per share in cash for the approximately 17.7 million shares owned by them, representing approximately 40% of the shares outstanding. Consummation of the merger is subject to, among other things, (i) approval at the Company's 1999 annual meeting by the holders of at least a majority of the outstanding Knoll common stock, (ii) receipt of financing for the transaction, as provided in the merger agreement, and (iii) receipt of consents to the merger from the holders of a majority of Knoll's outstanding 10.875% Senior Subordinated Notes due 2006 (the "Senior Subordinated Notes"). The merger is expected to be completed in October 1999.

During the three months ended June 30, 1999, the Company incurred $3.0 million of expense relating to the recapitalization of the Company that will occur if the merger is consummated. This expense is not expected to be deductible for income tax purposes.

Warburg, on behalf of Knoll, has entered into a commitment letter with Bank of America, N.A., The Chase Manhattan Bank and Merrill Lynch & Co. to arrange for a credit facility providing for up to $650.0 million. The proceeds will be used to (i) fund the merger and related fees and expenses, (ii) refinance all amounts owing under Knoll's existing senior credit agreement and (iii) provide for working capital and ongoing general corporate purposes.

On August 13, 1999, the Company entered into an agreement with the holder of a majority of its Senior Subordinated Notes. Under the agreement, the majority holder consented to the merger, and the Company agreed to pay such holder (and other holders of the Senior Subordinated Notes who also consent), promptly after completion of the merger, $120 per $1,000 principal amount of the Senior Subordinated Notes owned by the holder.

Eight class action complaints relating to the initial announcement of the proposed merger were filed in March 1999. One complaint was voluntarily dismissed and the seven remaining complaints were consolidated into a single action. On June 21, 1999, the Company entered into a Memorandum of Understanding with counsel to the plaintiffs in the lawsuits. The Memorandum of Understanding provides for the settlement of such lawsuits based on the payment of a per share merger consideration of $28.00 and is subject to, among other things, completion of definitive documentation relating to the settlement, court approval and consummation of the merger. The Company believes that the settlement, if completed as provided for in the Memorandum of Understanding, will not have a material adverse effect on the Company.


3.  Inventories

                                          June 30, 1999     December 31, 1998
                                          -------------     -----------------
                                                   (In Thousands)
        Raw materials.................       $39,948             $42,625
        Work in process...............        12,835              11,827
        Finished goods................        26,626              22,661
                                             -------             -------
        Inventories...................       $79,409             $77,113
                                             =======             =======


4.  Earnings Per Share

The following table sets forth a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands, except per share amounts):

                                                      Weighted
                                     Net Income    Average Shares    Per Share
                                     (Numerator)    (Denominator)      Amount
                                     -----------   ---------------   ---------
Three Months Ended June 30, 1999:
Basic earnings per share...........    $21,804         39,572          $0.55
                                                                       =====
Effect of dilutive potential
  common shares:
       Stock options...............         --            313
       Nonvested restricted
         stock grants..............         --          1,049
                                       -------         ------
Diluted earnings per share.........    $21,804         40,934          $0.53
                                       =======         ======          =====

Three Months Ended June 30, 1998:
Basic earnings per share...........    $25,063         41,718          $0.60
                                                                       =====
Effect of dilutive potential
  common shares:
      Stock options................         --            524
      Nonvested restricted
        stock grants...............         --          1,688
                                       -------         ------
Diluted earnings per share.........    $25,063         43,930          $0.57
                                       =======         ======          =====

Six Months Ended June 30, 1999:
Basic earnings per share...........    $40,198         39,563          $1.02
                                                                       =====
Effect of dilutive potential
  common shares:
      Stock options................         --            279
      Nonvested restricted
        stock grants...............         --          1,238
                                       -------         ------
Diluted earnings per share.........    $40,198         41,080          $0.98
                                       =======         ======          =====

Six Months Ended June 30, 1998:
Basic earnings per share...........    $44,873         41,451          $1.08
                                                                       =====
Effect of dilutive potential
  common shares:
      Stock options................         --            566
      Nonvested restricted
        stock grants...............         --          1,879
                                       -------         ------
Diluted earnings per share.........    $44,873         43,896          $1.02
                                       =======         ======          =====

Options to purchase 823,000 shares of common stock that were outstanding as of June 30, 1999 were not included in the calculation of diluted earnings per share for the three months ended June 30, 1999. These options, in addition to options to purchase 1,093,000 shares of common stock that were outstanding as of March 31, 1999, were not included in the calculation of diluted earnings per share for the six months ended June 30, 1999. Such options were excluded from the calculations because their exercise prices exceeded the average market price of the common stock for the appropriate period and, therefore, their effect on earnings per share would have been antidilutive.


5.  Share Repurchase Program

During the six months ended June 30, 1999, the Company purchased 1,187,000 shares of its common stock for $28.7 million, or an average price of $24.16 per share. Since the inception of the share repurchase program in September 1998, the Company has purchased 2,894,700 shares of its common stock for $67.5 million, or an average price of $23.33 per share.


6.  Comprehensive Income

For the three months ended June 30, 1999 and 1998, total comprehensive income amounted to $22.7 million and $22.8 million, respectively. Total comprehensive income for the six months ended June 30, 1999 and 1998 was $41.2 million and $42.6 million, respectively.

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

Results of Operations

Comparison of Second Quarter and Six Months Ended June 30, 1999 to Second
  Quarter and Six Months Ended June 30, 1998

Sales. Sales for the second quarter of 1999 were $253.7 million, an increase of 2.7%, or $6.7 million, from second quarter 1998 sales of $247.0 million. Sales for the six months ended June 30, 1999 were $462.9 million, a decrease of 1.0%, or $4.8 million, from sales of $467.7 million for the same period of 1998. This decrease is primarily due to the impact on the Company from the slowdown in industry sales levels during the first six months of 1999.

Gross Profit and Operating Income. As a percentage of sales, gross profit increased to 40.3% for the second quarter of 1999 from 39.6% for the second quarter of 1998 and increased to 39.7% for the six months ended June 30, 1999
from 39.6% for the same period of 1998.   The increases in gross margin were
principally due to higher sales volume in the second quarter of 1999, product mix and a reduction in depreciation expense due to certain assets being fully depreciated in the first quarter of 1999. Operating income as a percentage of sales was 18.2% for the second quarter of 1999 compared to 18.3% for the second quarter of 1998 and was 17.8% for the six months ended June 30, 1999 and 1998.

Selling, general and administrative expenses were $55.9 million for the second quarter of 1999 compared to $52.6 million for the second quarter of 1998.
This increase is primarily due to increased expenses related to sales and marketing and certain strategic projects in the second quarter of 1999. Selling, general and administrative expenses for the six months ended June 30, 1999 were $101.3 million compared to $101.8 million for the same period of 1998. This decrease is primarily due to lower employee costs related to reduced sales and profit levels in the first quarter of 1999 offset by the second quarter increase discussed above. As a percentage of sales, the Company's selling, general and administrative expenses increased to 22.0% for the second quarter of 1999 from 21.3% for the second quarter of 1998 and increased to 21.9% for the six months ended June 30, 1999 from 21.8% for the same period of 1998.

Interest Expense. The Company's interest expense was $4.2 million for the second quarter of 1999 and $8.4 million for the six months ended June 30, 1999 compared to $4.4 million for the second quarter of 1998 and $9.0 million for the six months ended June 30, 1998. The decreases in interest expense are principally due to lower outstanding debt balances during the second quarter and six months of 1999 compared to the second quarter and six months of 1998.

Recapitalization Expense. As discussed in Note 2 to the unaudited condensed consolidated financial statements, pursuant to a merger agreement entered into by the Company, a newly formed entity to be organized by Warburg would merge with and into Knoll, and the public stockholders of Knoll would receive $28.00 per share in cash for the shares owned by them. During the second quarter of 1999, the Company incurred $3.0 million of expense relating to the recapitalization of the Company that will occur if the merger is consummated.

Income Tax Expense. The Company's effective tax rate for the second quarter and six months ended June 30, 1999 was 43.5% and 42.7%, respectively, compared to 40.9% and 40.5% for the second quarter and six months ended June 30, 1998, respectively. The increases in the Company's effective tax rate for the quarterly and six-month periods are primarily due to the recapitalization expense, which is not expected to be deductible for income tax purposes. The changes in the effective tax rate for the second quarter and six months have also been impacted by the mix of the Company's pretax income and the varying effective tax rates attributable to the countries in which it operates.

Earnings Per Share. The Company's diluted earnings per share for the second quarter of 1999 were $0.53, a decrease of 7.0% from diluted earnings per share of $0.57 for the second quarter of 1998. Diluted earnings per share for the six months ended June 30, 1999 were $0.98, a decrease of 3.9% from diluted earnings per share of $1.02 for the same period of 1998. The recapitalization expense discussed above negatively impacted 1999 diluted earnings per share by $0.08 for the second quarter of 1999 and $0.07 for the six months ended June 30, 1999. Excluding the impact of the recapitalization expense, earnings per share were $0.61 for the second quarter of 1999, an increase of 7.0% over the second quarter of 1998, and $1.05 for the six months ended June 30, 1999, an increase of 2.9% over the same period of 1998. Earnings per share for the second quarter and six months ended June 30, 1999 benefited from the reduced number of common shares outstanding that resulted from the repurchase of shares of common stock by the Company under its share repurchase program that was implemented in September 1998.

Liquidity and Capital Resources

During the six months ended June 30, 1999, the Company generated cash flow from operations of $40.9 million. Cash provided by operations resulted primarily from earnings before depreciation and amortization offset by cash used for working capital purposes. This cash flow was applied to the funding of $9.3 million in capital expenditures, the repayment of $5.0 million under the Company's revolving credit facility and the repurchase, during the first two months of 1999, of 1,187,000 shares of the Company's common stock for $28.7 million.

As of June 30, 1999, the Company's ratio of debt to total capitalization was 31.5%, and the Company had an aggregate of $226.5 million available for borrowing under its U.S. and European revolving credit facilities. The Company believes that existing cash balances and internally generated cash flows, together with borrowings available under the revolving credit facility, will be sufficient to fund normal working capital needs, capital spending requirements and debt service requirements for at least the next twelve months. The Company's debt instruments contain certain covenants that, among other things, limit the Company's ability to incur additional indebtedness, pay dividends and purchase Company stock as well as require the Company to maintain certain financial ratios.

If the merger discussed above is consummated, the Company would incur significant additional debt under new financing arrangements. Warburg, on behalf of Knoll, has entered into a commitment letter with Bank of America, N.A., The Chase Manhattan Bank and Merrill Lynch & Co. to arrange for a credit facility providing for up to $650.0 million. The proceeds will be used to
(i) fund the merger and related fees and expenses, (ii) refinance all amounts owing under Knoll's existing senior credit agreement and (iii) provide for working capital and ongoing general corporate purposes. The credit facility will consist of up to a $325.0 million six-year term loan facility and up to a $325.0 million six-year revolving credit facility and will bear interest at a LIBOR-based rate. The commitment letter contemplates that the lenders shall have a security interest in all of the capital stock of each of the Company's domestic subsidiaries and 65% of the capital stock of each foreign subsidiary of the Company, as well as all other present and future domestic assets and properties of the Company. Additionally, the commitment letter contemplates that the credit facility will be guaranteed by all of the Company's domestic subsidiaries.

The commitment is subject to the satisfaction of conditions customary for loans of this type, including the condition that there be no material adverse change in (i) the market for syndicated credit facilities which could materially impair the syndication of the credit facility or (ii) the business, operations or financial condition of the Company. The commitment is further subject to the settlement, to the lenders' satisfaction, of the stockholder litigation relating to the merger.

Management believes that the Company's cash flows from operations would be sufficient to service the additional debt as well as continue to fund normal working capital needs and capital expenditures.

Backlog

The Company's backlog of unfilled orders was $172.3 million at June 30, 1999 and $143.5 million at June 30, 1998. The Company manufactures substantially all of its products to order and expects to fill substantially all outstanding unfilled orders within the next twelve months. As such, backlog is not a significant factor used to predict the Company's long-term business prospects.

Year 2000 Readiness Disclosure

The Company continues to implement its strategic project to replace and enhance its existing manufacturing and business information systems (software and hardware) in North America with a new fully integrated system, which the Company believes to be year 2000 compliant. Additionally, the Company has completed an evaluation of the information systems currently being used by its European operations and other potential European year 2000 issues and is taking actions to address the year 2000 issues that have been identified. Based upon information presently known, the Company does not expect its European year 2000 issues to have a material adverse effect upon its results of operations.

In North America, the Company has installed and is utilizing the financial applications of the new system at all of its sites and has installed and is utilizing the new manufacturing application at three of four sites. In addition, the Company has completed an inventory of its manufacturing equipment to identify equipment that contains embedded chips and is taking actions to address issues related to embedded chips that the Company has determined may not be year 2000 compliant. The Company anticipates that all of the system applications will be installed and in use and problems related to embedded chips that are not year 2000 compliant will be remedied, through replacement or other satisfactory measures, during the third quarter of 1999. If the Company successfully implements the new system and addresses issues associated with noncompliant embedded chips during the third quarter of 1999, the year 2000 issues associated with its information systems and manufacturing equipment would not be expected to have a material adverse effect on the Company's operations. The Company has experienced and expects to continue to experience operational issues related to the project implementation. The Company has been developing and will continue to develop and implement plans to address these issues as they arise.

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

The Company estimates that the total project cost will be approximately $32.7 million, of which approximately 70.0% will be expensed and 30.0% will be capitalized. Through June 30, 1999, the Company incurred expenditures of approximately $29.2 million ($20.6 million expense and $8.6 million capital) related to the project. The project is being funded with cash flows from operations. The estimated cost of the project has not constrained the Company's information systems budget or materially affected other necessary information systems activities.

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

The Company cautions that its forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation, the pendency of the merger, the highly competitive nature of the market in which the Company competes, including the introduction of new products, pricing changes by the Company's competitors and growth rates of the office systems category; risks associated with the Company's growth strategy, including the risk that the Company's introduction of new products will not achieve the same degree of success achieved historically by the Company's products; implementation of the Company's information systems project, which could impair the Company's operations if not implemented successfully or on time; the Company's dependence on key personnel; the ability of the Company to maintain its relationships with its dealers; the Company's indebtedness, which requires a portion of the Company's cash flow from operations to be dedicated to debt service, making such cash flow unavailable for other purposes, and which could limit the Company's flexibility in reacting to changes in its industry or economic conditions generally; the Company's reliance on its patents and other intellectual property; environmental laws and regulations, including those that may be enacted in the future, that affect the ownership and operation of the Company's manufacturing plants; risks relating to potential labor disruptions; fluctuations in foreign currency exchange rates; possible risks relating to year 2000 issues; and fluctuations in industry revenues driven by a variety of macroeconomic factors, including white-collar employment levels and corporate cash flows, as well as by a variety of industry factors such as corporate reengineering and restructuring, technology demands, ergonomic, health and safety concerns and corporate relocations.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

During the normal course of business, the Company is routinely subjected to market risk associated with interest rate movements and foreign currency exchange rate movements. Interest rate risk arises from the Company's debt obligations and, prior to April 1999, from interest rate collar agreements. Foreign currency exchange rate risk arises from the Company's foreign operations and purchases of inventory from foreign suppliers.

At December 31, 1998, the Company had outstanding interest rate collar agreements with an aggregate notional principal amount of $115.0 million.
Such agreements expired in April 1999. As such, as of June 30, 1999, the Company is no longer subjected to interest rate risk from interest rate collar agreements. There have been no other changes in the types of market risk to which the Company is exposed as disclosed in the Company's annual report on Form 10-K for the year ended December 31, 1998.

With the exception of the Company's variable rate debt obligation, there has been no material change in the carrying amounts or fair values of the Company's financial instruments that were disclosed in the Company's annual report on Form 10-K for the year ended December 31, 1998. Regarding the variable rate debt, the Company had $56.0 million of such debt outstanding at June 30, 1999, which is a decrease of $5.0 million from December 31, 1998. The fair value of this debt continues to approximate its carrying amount.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

In March 1999, eight class action complaints (Stark v. Knoll, Inc., et al., No. 17049NC; Guido v. Warburg, Pincus & Co., et al., No. 17052NC; Marotta v. Knoll, Inc., et al., No. 17053NC; Finkelstein v. Knoll, Inc., et al., No. 17055NC; Rausch v. Knoll, Inc., et al., No 17059NC; Hatfield v. Knoll, Inc., et al., No. 17068NC; Shervy v. Knoll, Inc., et al., No. 17073NC; Simms v. Knoll, Inc., et al., No. 17076NC) were filed in the Court of Chancery for the State of Delaware, New Castle County, relating to the initial merger proposal of the Continuing Stockholders contemplating the acquisition of all of the outstanding shares of common stock not owned by them at a price of $25.00 per share, which was previously discussed in Note 2 to the unaudited condensed consolidated financial statements. The Stark complaint was voluntarily dismissed, and the remaining seven complaints were consolidated into a single class action. The defendants named in the complaints are the Company, Burton B. Staniar, John W. Amerman, Robert J. Dolan, Jeffrey A. Harris, Sidney Lapidus, Kewsong Lee, John L. Vogelstein, John H. Lynch, Warburg, Pincus & Co., Warburg and E.M. Warburg, Pincus & Co., LLC. The complaints alleged breach of fiduciary duty on the part of the individual defendants in connection with the proposed purchase of such shares of common stock and sought a preliminary injunction, damages and rescission.

Generally, the lawsuits purport to be brought on behalf of the holders of common stock and allege substantially similar claims of breach of fiduciary duty. In general, the plaintiffs allege that the merger consideration is unjust and inadequate in that the intrinsic value of the shares of common stock is allegedly greater than the proposed merger consideration, in view of the Company's prospects; the proposed merger consideration includes an inadequate premium; and the proposed merger consideration is designed to cap the market price of the shares of common stock before the trading price for the shares of common stock could recover from an alleged temporary downturn in the market. The lawsuits also generally seek injunctive relief, an injunction of the proposed merger (or, if it is consummated, rescission thereof), compensatory and other damages and an award of attorney's fees and expenses.

On June 21, 1999, the Company entered into a Memorandum of Understanding with counsel to the plaintiffs in such stockholder lawsuits. The Memorandum of Understanding provides for the settlement of such lawsuits based on the payment of a per share merger consideration of $28.00 and is subject to, among other things, completion of definitive documentation relating to the settlement, court approval and consummation of the merger. Additionally, the Memorandum of Understanding provides that the plaintiffs will petition the court for certification of a class on a "non-opt-out" basis. The Company believes that the settlement, if completed as provided for in the Memorandum of Understanding, will not have a material adverse effect on the Company.


Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------

Restrictions on Dividends

The credit agreement governing the Company's revolving credit facility and the indenture relating to the Company's Senior Subordinated Notes limit the Company's ability to pay dividends to its stockholders. The Company has not paid any dividends on its common stock, and any future determination to pay dividends will depend on the Company's results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant by the Board of Directors.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

a.  Exhibits:

    2*       Amended and Restated Agreement and Plan of Merger by and
             between Warburg, Pincus Ventures, L.P. and Knoll, Inc., dated as of July 29, 1999.
    10**     Memorandum of Understanding among counsel to the plaintiffs and counsel to the defendants in the various class action lawsuits instituted by certain stockholders of the Company dated June 21,
             1999.
    27       Financial Data Schedule.

b.  Current Reports on Form 8-K:

    On June 22, 1999, the Company filed a report on Form 8-K dated June 21, 1999. In that Form 8-K under Item 5 -- Other Events, the Company reported that (i) it entered into an Agreement and Plan of Merger providing for the acquisition of all shares of the Company's common stock not owned by Warburg and members of the Company's management at a price of $28.00 per share,
    (ii) it received a commitment from Bank of America Corporation, The Chase Manhattan Corp. and Merrill Lynch & Co. to provide, subject to certain conditions, the financing necessary to complete the transaction and (iii) it entered into a Memorandum of Understanding with counsel to the plaintiffs in the stockholder lawsuits arising from the initial announcement of the proposed merger. The Agreement and Plan of Merger, the Memorandum of Understanding and the Company's related press release dated and issued June 21, 1999 were included as exhibits to the Form 8-K.

------------------------------------------------------------------------------
*    Incorporated by reference to the Company's Preliminary Proxy Statement on
     Schedule 14A, which was filed with the Securities and Exchange Commission on July 30, 1999.
** Incorporated by reference to the Company's Form 8-K dated June 21, 1999, which was filed with the Securities and Exchange Commission on June 22, 1999.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             KNOLL, INC.



Date:  August 13, 1999                       By:    /s/ Burton B. Staniar
                                                 --------------------------
                                                    Burton B. Staniar
                                                    Chairman of the Board


Date:  August 13, 1999                       By:    /s/ Douglas J. Purdom
                                                  -------------------------
                                                    Douglas J. Purdom
                                                    Senior Vice President and
                                                    Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------

Exhibit
Number                            Description
-------                           -----------

2* Amended and Restated Agreement and Plan of Merger by and between Warburg, Pincus Ventures, L.P. and Knoll, Inc., dated as of
         July 29, 1999.
10** Memorandum of Understanding among counsel to the plaintiffs and counsel to the defendants in the various class action lawsuits instituted by certain stockholders of the Company, dated June 21, 1999.
27       Financial Data Schedule.

------------------------------------------------------------------------------
*    Incorporated by reference to the Company's Preliminary Proxy Statement on
     Schedule 14A, which was filed with the Securities and Exchange Commission on July 30, 1999.
** Incorporated by reference to the Company's Form 8-K dated June 21, 1999, which was filed with the Securities and Exchange Commission on June 22, 1999.