Form 10-K405/A
period 1998-12-31
KNOLL INC
filed 1999-09-13
CIK 1011570

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 2)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the transition period from           to
                                                  ----------   ---------

                          Commission File No. 001-12907

                                   KNOLL, INC.
   A Delaware Corporation                        I.R.S. Employer No. 13-3873847

                                1235 Water Street
                            East Greenville, PA 18041
                         Telephone Number (215) 679-7991


Securities registered pursuant to section 12(b) of the Act:

      TITLE OF EACH CLASS                   NAME OF EXCHANGE ON WHICH REGISTERED
---------------------------------------     ------------------------------------

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


DOCUMENTS INCORPORATED BY REFERENCE

None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Knoll, Inc. (the "Company"), in accordance with Rule 12b-15 of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and General Instruction G(3) to Form 10-K under the Exchange Act, hereby amends and modifies its Annual Report on Form 10-K for the year ended December 31, 1998 (as amended by the Company's Form 10-K/A filed on April 30, 1999, the "Original Form 10-K"), as follows:

(1) Item 6 ("Selected Financial Data") of the Original Form 10-K is amended and restated in its entirety as filed herein. The revisions include the removal of tabular pro forma operating data for the years ended December 31, 1996 and 1997 and related footnotes thereto.

(2) Item 7 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") of the Original Form 10-K is amended and restated in its entirety as filed herein. The revisions include discussing 1996 results of operations on a historical basis and discussing significant events (i.e. the acquisition of Knoll from Westinghouse) that materially affect the comparability of results between the years.

(3) Item 8 ("Financial Statements and Supplementary Data") of the Original Form 10-K is amended and restated in its entirety as filed herein. The revisions include the removal of tabular pro forma results of operations for the years ended December 31, 1996 and 1997 from the Consolidated Statements of Operations as well as the removal of disclosures within the notes to the financial statements pertaining to such pro forma financial results. As a result of such changes, which included the deletion of Note 5 as included in the Original Form 10-K, the Notes to the financial statements have been renumbered.

(4) Item 14 ("Exhibits, Financial Statement Schedules and Reports on Form 8-K") of the Original Form 10-K has been amended and restated in its entirety because such Item references the Company's financial statements and because the Company's independent auditors have issued a consent related to the Company's financial statements that is filed as an exhibit to this Amendment to the Original Form 10-K.

                                    PART II

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected consolidated financial information of the Predecessor, as of the dates and for the periods indicated, and selected consolidated financial information of the Company, as of the dates and for the periods indicated. The consolidated financial information of the Predecessor and the Company has been derived from audited financial statements of the Predecessor and the Company, respectively. The selected financial information should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, "Financial Statements and Supplementary Data."

                                                         PREDECESSOR              |            THE COMPANY
                                             ------------------------------------ | -----------------------------------
                                                   YEAR ENDED        TWO MONTHS   | TEN MONTHS         YEAR ENDED
                                                  DECEMBER 31,          ENDED     |    ENDED          DECEMBER 31,
                                             ---------------------   FEBRUARY 29, | DECEMBER 31,  ---------------------
                                               1994         1995        1996      |    1996         1997        1998
                                             --------      -------    ---------   |  ---------    ---------   ---------
                                                    (IN THOUSANDS)                |      (IN THOUSANDS, EXCEPT PER
                                                                                  |              SHARE DATA)
                                                                                  |
OPERATING DATA                                                                    |
                                                                                  |
Sales ...................................   $ 562,869    $ 620,892    $  90,232   | $ 561,534     $ 810,857    $948,691
Cost of sales ...........................     410,104      417,632       59,714   |   358,841       489,962     572,756
                                             --------      -------    ---------   | ---------     ---------   ---------
Gross profit ............................     152,765      203,260       30,518   |   202,693       320,895     375,935
Provision for restructuring .............      29,180         --           --     |      --            --          --
Selling, general and administrative                                               |
   expenses .............................     167,238      138,527       21,256   |   131,349       183,018     204,392
Westinghouse long-term incentive                                                  |
   compensation .........................        --           --         47,900   |      --            --          --
Allocated corporate expenses ............       5,881        9,528          921   |      --            --          --
                                             --------      -------    ---------   | ---------     ---------   ---------
Operating income (loss) .................     (49,534)      55,205      (39,559)  |    71,344       137,877     171,543
Interest expense ........................       3,225        1,430          340   |    32,952        25,075      16,860
Other income (expense), net .............         699       (1,597)        (296)  |       447         1,667       2,732
                                             --------      -------    ---------   | ---------     ---------   ---------
Income (loss) before income tax                                                   |
   expense (benefit) and                                                          |
   extraordinary item ...................     (52,060)      52,178      (40,195)  |    38,839       114,469     157,415
Income tax expense (benefit) ............       7,713       22,846      (16,107)  |    16,844        48,026      64,371
                                             --------      -------    ---------   | ---------     ---------   ---------
Income (loss) before extraordinary item .     (59,773)      29,332      (24,088)  |    21,995        66,443      93,044
Extraordinary loss on early                                                       |
   extinguishment of debt, net of taxes .        --           --           --     |     5,159         5,337        --
                                             --------      -------    ---------   | ---------     ---------   ---------
Net income (loss) .......................    $(59,773)     $29,332    $ (24,088)  | $  16,836     $  61,106   $  93,044
                                             ========      =======    =========   | =========     =========   =========
                                                                                  |
Earnings per share (1):                                                           |
   Income before extraordinary item                                               |
     per share of Common Stock:                                                   |
        Basic ...........................                                         | $    0.71     $    1.78   $    2.25
        Diluted .........................                                         | $    0.63     $    1.64   $    2.14
   Net income per share of Common Stock:                                          |
        Basic ...........................                                         | $    0.54     $    1.64   $    2.25
        Diluted .........................                                         | $    0.48     $    1.51   $    2.14
Weighted average shares of Common Stock (1):                                      |
     Basic ..............................                                         |    31,040        37,284      41,271
     Diluted ............................                                         |    34,701        40,398      43,509


                                                              PREDECESSOR     |          THE COMPANY
                                                              DECEMBER 31,    |          DECEMBER 31,
                                                          ------------------- | -----------------------------
                                                            1994       1995   |   1996       1997       1998
                                                          --------   -------- | --------   --------   --------
                                                            (IN THOUSANDS)    |        (IN THOUSANDS)
                                                                              |
BALANCE SHEET DATA                                                            |
Working capital.......................................    $ 22,898   $ 82,698 | $ 64,754   $ 65,553   $ 95,040
Total assets.........................................      705,316    656,710 |  675,712    680,859    714,027
Total long-term debt, including current portion......       12,451      3,538 |  354,154    207,029    169,255
Total liabilities....................................      247,310    176,259 |  497,908    392,570    370,177
Stockholders' equity.................................      458,006    480,451 |  177,804    288,289    343,850


------------------
(1) All Common Stock share and per share amounts for the ten months ended December 31, 1996 and the year ended December 31, 1997 have been adjusted, as necessary, to give retroactive effect to the 3.13943-for-1 stock split that resulted from the amendment of the Company's Certificate of Incorporation on May 6, 1997. In addition, because of the significance of the redemption and conversion into Common Stock of the Company's
    Series A 12% Participating Convertible Preferred Stock ("Series A Preferred Stock") upon consummation of the Company's initial public offering, historical net income per share amounts for the ten months ended December 31, 1996 and year ended December 31, 1997 are not presented herein. Earnings per share amounts for these periods are pro forma as they are based on the weighted average number of shares of Common Stock and potentially dilutive securities (nonvested stock grants and employee stock options) outstanding during the periods, after giving effect to the redemption and conversion into Common Stock of the Series A Preferred
    Stock assuming the redemption and conversion had occurred at the beginning of the periods presented. See Note 2 to the financial statements included elsewhere in this Form 10-K/A.

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

Historical results of operations for 1996 referred to in the discussion below represent the aggregate of the results of operations of the Predecessor for the two months ended February 29, 1996 and of the Company for the ten months ended December 31, 1996. Operating results data that are adjusted to reflect the pro forma effect of the Acquisition and/or the pro forma effect of the Company's initial public offering as if such events had occurred at the beginning of 1996 do not purport to be indicative of the actual results that would have occurred, nor do they purport to be indicative of results that will be achieved in the future.

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

RESULTS OF OPERATIONS

SALES

Over the past two years, Knoll has experienced significant growth in sales. 1998 sales were up 17.0% from 1997 to $948.7 million. 1997 sales of $810.9 million were up 24.4%, or $159.1 million, from $651.8 million in sales for 1996. The Company's sales growth has resulted from increased volume, with the largest increase coming from sales of office systems, which management believes to be the largest and fastest growing product category in the industry. BIFMA estimates that U.S. sales of office systems were $4.6 billion, or 36.9% of total industry sales, in 1998. Office systems accounted for 68.4% of the Company's sales in 1998, 67.2% of sales in 1997 and 65.4% of sales in 1996.

GROSS PROFIT AND OPERATING INCOME

The Company's gross profit and operating income as a percentage of sales are the highest of the public companies in the industry. Both have continued to benefit from increasing volume and a continued focus on cost control. As a percentage of sales, gross profit was 39.6% for 1998 and 1997 and 35.8% for 1996 and operating income was 18.1% for 1998, 17.0% for 1997 and 4.9% for 1996. 1996 operating income was negatively impacted by $47.9 million of long-term incentive compensation expense under Westinghouse's long-term incentive plans that became payable, and for which amounts payable were established, as a result of the Acquisition. Assuming the Acquisition had occurred at the beginning of 1996, gross profit and operating income as a percentage of sales would have been 35.6% and 12.0%, respectively, for 1996. Such results reflect additional depreciation expense as a result of a step-up in the basis of fixed assets, additional costs required to replace specific services formerly provided by Westinghouse, additional amortization expense as a result of goodwill and other intangible assets and the elimination of the Westinghouse long-term incentive compensation expense.

Although selling, general and administrative expenses increased on a relative dollar basis in 1998 compared to 1997 and in 1997 compared to 1996, such expenses decreased as a percentage of sales. The increases on a relative dollar basis were due primarily to incremental employee costs related to higher sales, profit and employment levels in 1998 and 1997 as well as increased expenses related to new product and technology initiatives in 1997. Additionally, the increase from 1996 to 1997 is also attributable to 1997 results reflecting a full year of additional depreciation and amortization that resulted from the Acquisition and a full year of additional costs required to replace specific services formerly provided by Westinghouse. The Company's 1998 selling, general and administrative expenses as a percentage of sales decreased to 21.5% for 1998 from 22.6% for 1997 and 23.4% for 1996.

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

INCOME TAX EXPENSE

With operations in the U.S., Canada and various countries in Europe, the Company's effective tax rate is directly affected by the mix of pre-tax income and the varying effective tax rates attributable to the countries in which it operates. This changing mix is primarily responsible for the change in the effective tax rate from (54.4)% in 1996 to 42.0% in 1997 and 40.9% in 1998. Additionally, the change in the effective tax rate has been impacted by the reduced effect of non-deductible expenses with the increase in pre-tax income. Assuming the Acquisition had occurred at the beginning of 1996, the Company's effective tax rate would have been 43.7% in 1996.

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

INITIAL PUBLIC OFFERING

In May 1997, the Company completed an initial public offering, generating net proceeds of $133.4 million from the sale of 8,480,000 shares of Common Stock. The Company used those net proceeds together with $11.7 million borrowed under its then-existing revolving credit facility to redeem 800,000 shares of Series A Preferred Stock for $80.0 million and, as previously discussed, to redeem an aggregate principal amount of $57.8 million of the Senior Subordinated Notes for $65.1 million. If the Company assumes that these events as well as the Acquisition had occurred at the beginning of 1996, net income, on a pro forma basis, would have increased 170.2% to $68.1 million ($1.57 per share diluted) for 1997 from $25.2 million ($0.58 per share diluted) for 1996 and historical net income of $93.0 million ($2.14 per share diluted) for 1998 would have grown 36.6% from pro forma net income for 1997.

LIQUIDITY AND CAPITAL RESOURCES

The following table highlights certain key cash flow and capital information pertinent to the discussion that follows:

                                                                                                 |    THE KNOLL
                                                                                                 |   GROUP, INC.
                                                                                                 |  (PREDECESSOR)
                                                                                                 |  -------------
                                                            YEAR          YEAR        TEN MONTHS |   TWO MONTHS
                                                            ENDED         ENDED         ENDED    |      ENDED
                                                         DECEMBER 31,  DECEMBER 31,  DECEMBER 31,|   FEBRUARY 29,
                                                            1998          1997          1996     |      1996
                                                          --------      --------      --------   |    --------
                                                                     (IN THOUSANDS)              |  (IN THOUSANDS)
                                                                                                 |
Cash provided by (used in) operating activities ....      $114,563      $135,262      $ 89,502   |    $(54,039)
Capital expenditures ...............................        36,390        33,080        15,255   |       2,296
Net repayment of long-term debt, excluding                                                       |
   initial borrowing for the Acquisition ...........        38,000       146,988        72,130   |        --
Net proceeds from issuance of stock ................         4,813       133,559       160,400   |        --
Purchase of common stock ...........................        38,849          --            --     |        --

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and supplementary data are filed under this Item beginning on page F-1 of this Amendment to the Original Form 10-K.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of the report:

     (1)  CONSOLIDATED FINANCIAL STATEMENTS

          The Consolidated Financial Statements of the Company are listed in the Table of Contents for the Financial Statements beginning on page F-1 of this Amendment to the Original Form 10-K.

     (2)  FINANCIAL STATEMENT SCHEDULES

          Financial Statement Schedule II-Valuation and Qualifying Accounts is filed with this Amendment to the Original Form 10-K on page S-1. All other schedules for which provision is made in the applicable regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     (3)  EXHIBITS


          EXHIBIT
           NUMBER                           DESCRIPTION
          ----------    --------------------------------------------------------

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

          10.7** Employment Agreement, dated as of February 29, 1996, between T.K.G. Acquisition Corp. and Burton B. Staniar.

          10.8** Employment Agreement, dated as of February 29, 1996, between T.K.G. Acquisition Corp. and John H. Lynch.

          10.9** Employment Agreement, dated as of February 29, 1996, between T.K.G. Acquisition Corp. and Andrew B. Cogan.

          10.10***      Amendment to Employment Agreement, dated as of April 30,
                        1997, between the Company and Andrew B. Cogan.



          EXHIBIT
           NUMBER                           DESCRIPTION
          ----------    --------------------------------------------------------

          10.11+        Amendment #2 to Employment Agreement, dated as of August
                        1, 1998, between the Company and Andrew B. Cogan.

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

          10.15+ Voting Agreement, dated as of September 11, 1998, by and among the Company, Warburg, Pincus Ventures, L.P. and
                        Warburg, Pincus & Co.

          10.16*****    Amended and Restated Knoll, Inc. 1997 Stock Incentive
                        Plan.

          10.17+        Letter Agreement between the Company and Douglas J.
                        Purdom, dated August 13, 1996.

          21**          Subsidiaries of the Registrant.

          23            Consent of Independent Auditors.

          27+           Financial Data Schedule.


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


----------

+      Previously filed with the Original Form 10-K.

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

***** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of September 1999.

                                      KNOLL, INC.

                                      By: /s/  BURTON B. STANIAR
                                          ---------------------------
                                          Burton B. Staniar
                                          Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 2 on Form 10-K/A report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


  /s/  BURTON B. STANIAR     Chairman of the Board            September 13, 1999
--------------------------
       Burton B. Staniar

  /s/  JOHN H. LYNCH         President, Chief Executive       September 13, 1999
--------------------------     Officer and Director
       John H. Lynch           (Principal Executive Officer)


  /s/  DOUGLAS J. PURDOM     Chief Financial Officer          September 13, 1999
--------------------------   (Principal Financial Officer)
       Douglas J. Purdom

  /s/  BARRY L. MCCABE       Controller                       September 13, 1999
--------------------------   (Principal Accounting Officer)
       Barry L. McCabe

                             Director
--------------------------
       John W. Amerman

 /s/  ANDREW B. COGAN        Director                         September 13, 1999
--------------------------
      Andrew B. Cogan

 /s/  ROBERT J. DOLAN        Director                         September 13, 1999
--------------------------
      Robert J. Dolan

 /s/  JEFFREY A. HARRIS      Director                         September 13, 1999
--------------------------
      Jeffrey A. Harris

 /s/  SIDNEY LAPIDUS         Director                         September 13, 1999
--------------------------
      Sidney Lapidus

 /s/  KEWSONG LEE            Director                         September 13, 1999
--------------------------
      Kewsong Lee

 /s/  HENRY B. SCHACHT       Director                         September 13, 1999
--------------------------
      Henry B. Schacht


                                  KNOLL, INC.
                TABLE OF CONTENTS FOR THE FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                             ---------
Report of Independent Auditors.............................................................................      F-2
Consolidated Balance Sheets at December 31, 1998 and 1997..................................................      F-3
Consolidated Statements of Operations for the Years Ended December 31, 1998 and 1997, the Ten Months Ended
  December 31, 1996 and the Two Months Ended February 29, 1996 (Predecessor)...............................      F-4
Consolidated Statements of Cash Flows for the Years Ended December 31, 1998 and 1997, the Ten Months Ended
  December 31, 1996 and the Two Months Ended February 29, 1996 (Predecessor)...............................      F-5
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1998 and 1997,
  the Ten Months Ended December 31, 1996 and the Two Months Ended February 29, 1996 (Predecessor)..........      F-6
Notes to the Consolidated Financial Statements.............................................................      F-7
Financial Statement Schedule II--Valuation and Qualifying Accounts.........................................      S-1

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

                                          /S/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
January 29, 1999 except for Note 19, as
 to which the date is February 10, 1999,
 and Notes 20 and 24, as to which the
 date is March 24, 1999

                                  KNOLL, INC.

                          CONSOLIDATED BALANCE SHEETS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
                                          ASSETS
Current assets:
  Cash and cash equivalents...............................................................  $   17,465  $   10,790
  Customer receivables, net...............................................................     137,956     122,851
  Inventories.............................................................................      77,113      68,249
  Deferred income taxes...................................................................      21,067      21,295
  Prepaid and other current assets........................................................       9,842       3,697
                                                                                            ----------  ----------
    Total current assets..................................................................     263,443     226,882
Property, plant and equipment, net........................................................     186,167     180,450
Intangible assets, net....................................................................     260,043     270,677
Other noncurrent assets...................................................................       4,374       2,850
                                                                                            ----------  ----------
    Total Assets..........................................................................  $  714,027  $  680,859
                                                                                            ----------  ----------
                                                                                            ----------  ----------
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt....................................................  $   10,000  $   10,000
  Accounts payable........................................................................      59,551      66,697
  Income taxes payable....................................................................       7,096       6,791
  Other current liabilities...............................................................      91,756      77,841
                                                                                            ----------  ----------
    Total current liabilities.............................................................     168,403     161,329
Long-term debt............................................................................     159,255     197,029
Deferred income taxes.....................................................................      10,678       5,301
Postretirement benefits other than pension................................................      18,450      16,424
Other noncurrent liabilities..............................................................      13,391      12,487
                                                                                            ----------  ----------
    Total liabilities.....................................................................     370,177     392,570
                                                                                            ----------  ----------
Stockholders' equity:
  Common stock, $0.01 par value; authorized 100,000,000 shares; 41,799,499 shares issued and outstanding (net of 1,707,700 treasury shares) in 1998; 43,234,943 shares issued
    and outstanding in 1997...............................................................         418         432
  Additional paid-in-capital..............................................................     181,792     214,950
  Unearned stock grant compensation.......................................................        (712)       (993)
  Retained earnings.......................................................................     170,986      77,942
  Accumulated other comprehensive income..................................................      (8,634)     (4,042)
                                                                                            ----------  ----------
    Total stockholders' equity............................................................     343,850     288,289
                                                                                            ----------  ----------
    Total Liabilities and Stockholders' Equity............................................  $  714,027  $  680,859
                                                                                            ----------  ----------
                                                                                            ----------  ----------

        See accompanying notes to the consolidated financial statements.

                                  KNOLL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                      |   THE KNOLL
                                                                                                      |  GROUP, INC.
                                                                                                      | (PREDECESSOR)
                                                                                                      | ------------
                                                                YEAR          YEAR        TEN MONTHS  |  TWO MONTHS
                                                                ENDED         ENDED         ENDED     |    ENDED
                                                             DECEMBER 31,  DECEMBER 31,  DECEMBER 31, | FEBRUARY 29,
                                                                1998          1997          1996      |    1996
                                                             ------------  ------------  ------------ | ------------
                                                                                                      |
Sales......................................................   $ 948,691     $ 810,857     $ 561,534   |  $  90,232
Cost of sales..............................................     572,756       489,962       358,841   |     59,714
                                                             -----------   -----------   -----------  | -----------
Gross profit...............................................     375,935       320,895       202,693   |     30,518
Selling, general and administrative expenses...............     204,392       183,018       131,349   |     21,256
Westinghouse long-term incentive compensation..............          --            --            --   |     47,900
Allocated corporate expenses...............................          --            --            --   |        921
                                                             -----------   -----------   -----------  | -----------
Operating income (loss)....................................     171,543       137,877        71,344   |    (39,559)
Interest expense...........................................      16,860        25,075        32,952   |        340
Other income (expense), net................................       2,732         1,667           447   |       (296)
                                                             -----------   -----------   -----------  | -----------
Income (loss) before income tax expense (benefit) and                                                 |
  extraordinary item.......................................     157,415       114,469        38,839   |    (40,195)
Income tax expense (benefit)...............................      64,371        48,026        16,844   |    (16,107)
                                                             -----------   -----------   -----------  | -----------
Income (loss) before extraordinary item....................      93,044        66,443        21,995   |    (24,088)
Extraordinary loss on early extinguishment of                                                         |
  debt, net of taxes.......................................          --         5,337         5,159   |         --
                                                             -----------   -----------   -----------  | -----------
Net income (loss)..........................................   $  93,044     $  61,106     $  16,836   |  $ (24,088)
                                                             -----------   -----------   -----------  | -----------
                                                             -----------   -----------   -----------  | -----------
                                                                                                      |
Earnings per share (Note 2):                                                                          |
  Income before extraordinary item:                                                                   |
    Basic..................................................   $    2.25    $    1.78    $    0.71     |
    Diluted................................................   $    2.14    $    1.64    $    0.63     |
  Net income:                                                                                         |
    Basic..................................................   $    2.25    $    1.64    $    0.54     |
    Diluted................................................   $    2.14    $    1.51    $    0.48     |
Weighted average shares of common stock (Note 2):                                                     |
    Basic..................................................      41,271       37,284       31,040     |
    Diluted................................................      43,509       40,398       34,701     |

        See accompanying notes to the consolidated financial statements.

                                  KNOLL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                            |   THE KNOLL
                                                                                            |  GROUP, INC.
                                                                                            | (PREDECESSOR)
                                                                                            | ------------
                                                      YEAR          YEAR       TEN MONTHS   |  TWO MONTHS
                                                      ENDED         ENDED         ENDED     |    ENDED
                                                   DECEMBER 31,  DECEMBER 31,  DECEMBER 31, | FEBRUARY 29,
                                                      1998          1997          1996      |    1996
                                                   ------------  ------------  ------------ | ------------
                                                                                            |
CASH FLOWS FROM OPERATING ACTIVITIES                                                        |
Net income (loss)................................   $  93,044     $  61,106     $  16,836   |  $ (24,088)
Noncash items included in income:                                                           |
  Depreciation...................................      28,686        25,082        19,251   |      3,150
  Amortization of intangible assets..............       7,816         8,041         7,881   |      1,167
  Extraordinary loss.............................          --         8,838         8,542   |         --
  Other noncash items............................      (1,636)          240           477   |         --
Changes in assets and liabilities:                                                          |
  Customer receivables...........................     (15,184)      (12,176)       (5,110)  |      8,798
  Inventories....................................      (9,061)      (11,381)        1,416   |        671
  Accounts payable...............................      (6,452)       18,052        15,870   |    (15,292)
  Current and deferred income taxes..............         591        15,896        (3,961)  |    (16,627)
  Other current assets...........................        (237)        1,674           747   |      2,283
  Other current liabilities......................      13,547        12,849        18,372   |     (7,190)
  Other noncurrent assets and liabilities........       3,449         7,041         9,181   |     (6,911)
                                                   -----------   -----------   -----------  | -----------
Cash provided by (used in) operating                                                        |
  activities.....................................     114,563       135,262        89,502   |    (54,039)
                                                   -----------   -----------   -----------  | -----------
                                                                                            |
CASH FLOWS FROM INVESTING ACTIVITIES                                                        |
Acquisition of the Company from Westinghouse.....          --            --      (579,801)  |         --
Capital expenditures.............................     (36,390)      (33,080)      (15,255)  |     (2,296)
Proceeds from sale of assets.....................         152           164           218   |         --
                                                   -----------   -----------   -----------  | -----------
Cash used in investing activities................     (36,238)      (32,916)     (594,838)  |     (2,296)
                                                   -----------   -----------   -----------  | -----------
                                                                                            |
CASH FLOWS FROM FINANCING ACTIVITIES                                                        |
Repayment of short-term debt, net................          --            --        (1,483)  |     (3,805)
Proceeds from (repayment of) revolving credit                                               |
  facility, net..................................     (38,000)      (79,000)       88,000   |         --
Proceeds from long-term debt.....................         201            --       525,000   |         --
Repayment of long-term debt......................          --       (67,988)     (260,130)  |         --
Premium paid for early extinguishment of debt....          --        (5,775)           --   |         --
Net proceeds from issuance of stock..............       4,813       133,559       160,400   |         --
Redemption of preferred stock....................          --       (80,000)           --   |         --
Purchase of common stock.........................     (38,849)           --            --   |         --
Net receipts from parent company.................          --            --            --   |     60,848
                                                   -----------   -----------   -----------  | -----------
Cash provided by (used in) financing                                                        |
  activities.....................................     (71,835)      (99,204)      511,787   |     57,043
                                                   -----------   -----------   -----------  | -----------
Effect of exchange rate changes on cash and cash                                            |
  equivalents....................................         185        (1,156)           18   |         58
                                                   -----------   -----------   -----------  | -----------
Increase in cash and cash equivalents............       6,675         1,986         6,469   |        766
Cash and cash equivalents at beginning of                                                   |
  period.........................................      10,790         8,804         2,335   |      1,569
                                                   -----------   -----------   -----------  | -----------
Cash and cash equivalents at end of period.......   $  17,465     $  10,790     $   8,804   |  $   2,335
                                                   -----------   -----------   -----------  | -----------
                                                   -----------   -----------   -----------  | -----------


        See accompanying notes to the consolidated financial statements.

                                  KNOLL, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                                UNEARNED STOCK
                                                       PREFERRED     COMMON       ADDITIONAL         GRANT        RETAINED
                                                         STOCK        STOCK     PAID-IN-CAPITAL  COMPENSATION     EARNINGS
                                                      -----------  -----------  --------------  ---------------  -----------
THE KNOLL GROUP, INC. (PREDECESSOR)
Balance at December 31, 1995........................   $      --    $      --     $       --       $      --      $      --
Net loss............................................          --           --             --              --             --
Foreign currency translation adjustment.............          --           --             --              --             --
  Comprehensive loss................................
Capital expenditures................................          --           --             --              --             --
Net interunit transactions..........................          --           --             --              --             --
                                                      -----------       -----   --------------       -------     -----------
Balance at February 29, 1996........................   $      --    $      --     $       --       $      --      $      --
                                                      -----------       -----   --------------       -------     -----------
                                                      -----------       -----   --------------       -------     -----------

----------------------------------------------------------------------------------------------------------------------------
Balance at March 1, 1996 (shares: 1,599,000
  preferred and 3,139,430 common)...................   $   1,599    $      31     $  158,370       $      --      $      --
Net income..........................................          --           --             --              --         16,836
Foreign currency translation adjustment.............          --           --             --              --             --
  Comprehensive income..............................
Shares issued for consideration (shares: 3,998
  preferred, 7,848 common)..........................           4           --            396              --             --
Shares issued under stock incentive plan (4,144,030
  shares)...........................................          --           42          1,381          (1,423)            --
Earned stock grant compensation.....................          --           --             --              36             --
                                                      -----------       -----   --------------       -------     -----------
Balance at December 31, 1996........................       1,603           73        160,147          (1,387)        16,836
Net income..........................................          --           --             --              --         61,106
Foreign currency translation adjustment.............          --           --             --              --             --
  Comprehensive income..............................
Shares issued for consideration (8,502,716
  shares)...........................................          --           85        133,474              --             --
800,000 preferred shares redeemed for $80,000 and
  11,749,361 common shares..........................        (800)         117        (79,317)             --             --
802,998 preferred shares converted into 15,691,558
  common shares.....................................        (803)         157            646              --             --
Earned stock grant compensation.....................          --           --             --             394             --
                                                      -----------       -----   --------------       -------     -----------
Balance at December 31, 1997........................          --          432        214,950            (993)        77,942
Net income..........................................          --           --             --              --         93,044
Foreign currency translation adjustment.............          --           --             --              --             --
  Comprehensive income..............................
Shares issued for consideration:
  Exercise of stock options, including tax benefit
    of $864 (196,647 shares)........................          --            2          4,020              --             --
  Other (75,609 shares).............................          --            1          1,654              --             --
  Purchase of common stock (1,707,700 shares).......          --          (17)       (38,832)             --             --
Earned stock grant compensation.....................          --           --             --             281             --
                                                      -----------       -----   --------------       -------     -----------
Balance at December 31, 1998 (41,799,499 shares)....   $      --    $     418     $  181,792       $    (712)     $ 170,986
                                                      -----------       -----   --------------       -------     -----------
                                                      -----------       -----   --------------       -------     -----------

                                                                       ACCUMULATED OTHER       TOTAL
                                                      PARENT COMPANY     COMPREHENSIVE     STOCKHOLDERS'
                                                        INVESTMENT           INCOME           EQUITY
                                                      ---------------  ------------------  -------------
THE KNOLL GROUP, INC. (PREDECESSOR)
Balance at December 31, 1995........................     $ 503,317         $  (22,866)       $ 480,451
                                                                                           -------------
Net loss............................................       (24,088)                --          (24,088)
Foreign currency translation adjustment.............            --                 58               58
                                                                                           -------------
  Comprehensive loss................................                                           (24,030)
                                                                                           -------------
Capital expenditures................................         2,296                 --            2,296
Net interunit transactions..........................        58,552                 --           58,552
                                                      ---------------        --------      -------------
Balance at February 29, 1996........................     $ 540,077         $  (22,808)       $ 517,269
                                                      ---------------        --------      -------------
                                                      ---------------        --------      -------------
--------------------------------------------------------------------------------------------------------
Balance at March 1, 1996 (shares: 1,599,000
  preferred and 3,139,430 common)...................     $      --         $       --        $ 160,000
                                                                                           -------------
Net income..........................................            --                 --           16,836
Foreign currency translation adjustment.............            --                532              532
                                                                                           -------------
  Comprehensive income..............................                                            17,368
                                                                                           -------------
Shares issued for consideration (shares: 3,998
  preferred, 7,848 common)..........................            --                 --              400
Shares issued under stock incentive plan (4,144,030
  shares)...........................................            --                 --               --
Earned stock grant compensation.....................            --                 --               36
                                                      ---------------        --------      -------------
Balance at December 31, 1996........................            --                532          177,804
                                                                                           -------------
Net income..........................................            --                 --           61,106
Foreign currency translation adjustment.............            --             (4,574)          (4,574)
                                                                                           -------------
  Comprehensive income..............................                                            56,532
                                                                                           -------------
Shares issued for consideration (8,502,716
  shares)...........................................            --                 --          133,559
800,000 preferred shares redeemed for $80,000 and
  11,749,361 common shares..........................            --                 --          (80,000)
802,998 preferred shares converted into 15,691,558
  common shares.....................................            --                 --               --
Earned stock grant compensation.....................            --                 --              394
                                                      ---------------        --------      -------------
Balance at December 31, 1997........................            --             (4,042)         288,289
                                                                                           -------------
Net income..........................................            --                 --           93,044
Foreign currency translation adjustment.............            --             (4,592)          (4,592)
                                                                                           -------------
  Comprehensive income..............................                                            88,452
                                                                                           -------------
Shares issued for consideration:
  Exercise of stock options, including tax benefit
    of $864 (196,647 shares)........................            --                 --            4,022
  Other (75,609 shares).............................            --                 --            1,655
  Purchase of common stock (1,707,700 shares).......            --                 --          (38,849)
Earned stock grant compensation.....................            --                 --              281
                                                      ---------------        --------      -------------
Balance at December 31, 1998 (41,799,499 shares)....     $      --         $   (8,634)       $ 343,850
                                                      ---------------        --------      -------------
                                                      ---------------        --------      -------------

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

STOCK-BASED COMPENSATION

    Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages entities to record compensation expense for stock-based employee compensation plans at fair value but provides the option of measuring compensation expense using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company accounts for stock-based compensation in accordance with APB 25. Pro forma results of operations as if SFAS 123 had been used to account for stock-based compensation plans are presented in Note 19.

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

                                  KNOLL, INC.

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

6. CUSTOMER RECEIVABLES

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

7. INVENTORIES

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1998       1997
                                                                                              ---------  ---------
                                                                                                 (IN THOUSANDS)
Raw materials...............................................................................  $  42,625  $  37,868
Work in process.............................................................................     11,827      9,638
Finished goods..............................................................................     22,661     20,743
                                                                                              ---------  ---------
Inventories.................................................................................  $  77,113  $  68,249
                                                                                              ---------  ---------
                                                                                              ---------  ---------

8. PROPERTY, PLANT AND EQUIPMENT

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
                                                                                                (IN THOUSANDS)
Land and buildings........................................................................  $   67,303  $   62,249
Machinery and equipment...................................................................     169,261     139,592
Construction in progress..................................................................      21,406      22,433
                                                                                            ----------  ----------
Property, plant and equipment.............................................................     257,970     224,274
Accumulated depreciation..................................................................     (71,803)    (43,824)
                                                                                            ----------  ----------
Property, plant and equipment, net........................................................  $  186,167  $  180,450
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                  KNOLL, INC.

9. INTANGIBLE ASSETS

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
                                                                                                (IN THOUSANDS)
Goodwill..................................................................................  $   53,943  $   56,803
Trademarks................................................................................     219,900     219,900
Deferred financing fees...................................................................       8,354       8,354
                                                                                            ----------  ----------
Intangible assets.........................................................................     282,197     285,057
Accumulated amortization..................................................................     (22,154)    (14,380)
                                                                                            ----------  ----------
Intangible assets, net....................................................................  $  260,043  $  270,677
                                                                                            ----------  ----------
                                                                                            ----------  ----------

10. OTHER CURRENT LIABILITIES

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1998       1997
                                                                                              ---------  ---------
                                                                                                 (IN THOUSANDS)
Accrued employee compensation...............................................................  $  51,593  $  39,414
Accrued product warranty....................................................................     10,407     10,871
Other.......................................................................................     29,756     27,556
                                                                                              ---------  ---------
Other current liabilities...................................................................  $  91,756  $  77,841
                                                                                              ---------  ---------
                                                                                              ---------  ---------

11. INDEBTEDNESS

    The Company's long-term debt is summarized as follows:

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
                                                                                                (IN THOUSANDS)
10.875% Senior Subordinated Notes due 2006................................................  $  107,250  $  107,250
Revolving loans, variable rate (5.675%--5.875% at December 31, 1998 and 6.25%--6.40% at
  December 31, 1997), due 2002............................................................      61,000      99,000
Other.....................................................................................       1,005         779
                                                                                            ----------  ----------
                                                                                               169,255     207,029
Less current maturities...................................................................     (10,000)    (10,000)
                                                                                            ----------  ----------
Long-term debt............................................................................  $  159,255  $  197,029
                                                                                            ----------  ----------
                                                                                            ----------  ----------

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

                                  KNOLL, INC.

    During June 1997, the Company used proceeds from its IPO to repurchase an aggregate principal amount of $57,750,000 of the Senior Subordinated Notes for a total redemption price of $65,113,000, including a redemption premium of $5,775,000 and accrued and unpaid interest thereon of $1,588,000. The Company wrote off unamortized financing costs of $3,063,000 related to the portion of the Senior Subordinated Notes that was redeemed. The early redemption premium and write-off of unamortized financing costs resulted in an extraordinary loss of $8,838,000 on a pretax basis ($5,337,000 on an after-tax basis) for the year ended December 31, 1997.

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

TERM AND REVOLVING LOANS

    On December 17, 1996, the Company entered into a $230,000,000 senior credit agreement, consisting of a $100,000,000 term loan and a $130,000,000 revolving credit facility, that replaced its then existing senior credit agreement. The refinancing resulted in an extraordinary charge of $8,542,000 on a pretax basis ($5,159,000 on an after-tax basis) to operations for the ten months ended December 31, 1996. This extraordinary charge consisted of the write-off of unamortized financing costs related to the refinanced debt.

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

                                  KNOLL, INC.

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

MATURITIES

    Aggregate maturities of the Company's indebtedness are as follows (in thousands):

1999..............................................................  $  10,000
2000..............................................................         --
2001..............................................................         --
2002..............................................................     51,081
2003..............................................................        100
Thereafter........................................................    108,074
                                                                    ---------
                                                                    $ 169,255
                                                                    ---------
                                                                    ---------

                                  KNOLL, INC.

12. PREFERRED STOCK

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

13. DERIVATIVE FINANCIAL INSTRUMENTS

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

    The aggregate notional principal amount of the Company's interest rate collar agreements outstanding at December 31, 1998 and 1997 was $115,000,000 and $150,000,000, respectively, and the related weighted average maximum and minimum rates were 7.97% and 5.05%, respectively, at December 31, 1998 and 7.86% and 5.16%, respectively, at December 31, 1997. The agreements outstanding at December 31, 1998 mature in April 1999. The counterparties to the interest rate collar agreements are major financial institutions. During the years ended December 31, 1998 and 1997 and the ten months ended December 31, 1996, the Company was not required to make nor was it entitled to receive any payments as a result of these hedging activities.

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

14. CONTINGENT LIABILITIES AND COMMITMENTS

    The Company is subject to various claims and litigation in the ordinary course of its business. The Company is not a party to any lawsuit or proceeding which, in the opinion of management, based on information presently known, is likely to have a material adverse effect on the Company.

                                  KNOLL, INC.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

16. EARNINGS PER SHARE

    The following table sets forth a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income before extraordinary item. Earnings per share amounts for the year ended December 31, 1997 and the ten months ended December 31, 1996 are pro forma. See
Note 2 for a description of the pro forma basis of presentation.

                                                                       INCOME BEFORE
                                                                       EXTRAORDINARY  WEIGHTED AVERAGE
                                                                           ITEM            SHARES         PER SHARE
                                                                        (NUMERATOR)     (DENOMINATOR)      AMOUNT
                                                                       -------------  -----------------  -----------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
YEAR ENDED DECEMBER 31, 1998
Basic earnings per share.............................................    $  93,044           41,271       $    2.25
                                                                                                              -----
                                                                                                              -----
Effect of dilutive potential common shares:
  Employee stock options.............................................           --              476
  Nonvested restricted stock grants..................................           --            1,762
                                                                       -------------         ------
Diluted earnings per share...........................................    $  93,044           43,509       $    2.14
                                                                       -------------         ------           -----
                                                                       -------------         ------           -----
YEAR ENDED DECEMBER 31, 1997
Basic pro forma earnings per share...................................    $  66,443           37,284       $    1.78
                                                                                                              -----
                                                                                                              -----
Effect of dilutive potential common shares:
  Employee stock options.............................................           --              235
  Nonvested restricted stock grants..................................           --            2,879
                                                                       -------------         ------
Diluted pro forma earnings per share.................................    $  66,443           40,398       $    1.64
                                                                       -------------         ------           -----
                                                                       -------------         ------           -----
TEN MONTHS ENDED DECEMBER 31, 1996
Basic pro forma earnings per share...................................    $  21,995           31,040       $    0.71
                                                                                                              -----
                                                                                                              -----
Dilutive effect of nonvested restricted stock grants.................           --            3,661
                                                                       -------------         ------
Diluted pro forma earnings per share.................................    $  21,995           34,701       $    0.63
                                                                       -------------         ------           -----
                                                                       -------------         ------           -----

    As discussed in Note 11, the Company recognized an extraordinary loss on early extinguishment of debt of $5,337,000, net of taxes, in 1997 and $5,159,000, net of taxes, in 1996. On a per share basis, these extraordinary losses amounted to $0.14 basic and $0.13 diluted in 1997 and $0.17 basic and $0.15 diluted in 1996.

                                  KNOLL, INC.

17. INCOME TAXES

    Income (loss) before income taxes and extraordinary item consists of the following:

                                                                                      |   THE KNOLL
                                                                                      |  GROUP, INC.
                                                                                      | (PREDECESSOR)
                                                                                      |  ------------
                                                YEAR          YEAR       TEN MONTHS   |   TWO MONTHS
                                                ENDED         ENDED         ENDED     |     ENDED
                                             DECEMBER 31,  DECEMBER 31,  DECEMBER 31, |  FEBRUARY 29,
                                                1998          1997          1996      |     1996
                                             ------------  ------------  ------------ |  ------------
                                                        (IN THOUSANDS)                | (IN THOUSANDS)
                                                                                      |
U.S. operations............................   $ 142,483     $  82,851     $  23,381   |   $ (39,105)
Foreign operations.........................      14,932        31,618        15,458   |      (1,090)
                                             -----------   -----------   -----------  |  -----------
                                              $ 157,415     $ 114,469     $  38,839   |   $ (40,195)
                                             -----------   -----------   -----------  |  -----------
                                             -----------   -----------   -----------  |  -----------

    Income tax expense (benefit), excluding extraordinary items, is comprised of the following:

                                                                                    |   THE KNOLL
                                                                                    |  GROUP, INC.
                                                                                    | (PREDECESSOR)
                                                                                    | -------------
                                              YEAR          YEAR       TEN MONTHS   |  TWO MONTHS
                                              ENDED         ENDED         ENDED     |     ENDED
                                           DECEMBER 31,  DECEMBER 31,  DECEMBER 31, |  FEBRUARY 29,
                                              1998          1997          1996      |     1996
                                           ------------  ------------  ------------ | -------------
                                                       (IN THOUSANDS)               | (IN THOUSANDS)
                                                                                    |
Current:                                                                            |
  Federal................................   $  42,364      $  21,585     $  10,909  |  $ (13,801)
  State..................................       9,456          5,980         2,953  |     (1,814)
  Foreign................................       5,414         11,295           661  |         28
                                           -----------   -------------  ----------- | -----------
    Total current........................      57,234         38,860        14,523  |    (15,587)
                                           -----------   -------------  ----------- | -----------
Deferred:                                                                           |
  Federal................................       4,423          6,258        (2,850) |       (460)
  State..................................       1,113            708          (612) |        (60)
  Foreign................................       1,601          2,200         5,783  |         --
                                           -----------   -------------  ----------- | -----------
    Total deferred.......................       7,137          9,166         2,321  |       (520)
                                           -----------   -------------  ----------- | -----------
Income tax expense (benefit).............   $  64,371      $  48,026     $  16,844  |  $ (16,107)
                                           -----------   -------------  ----------- | -----------
                                           -----------   -------------  ----------- | -----------

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

                                  KNOLL, INC.

    The following table sets forth the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities:

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
                                                                                                (IN THOUSANDS)
Deferred tax assets:
  Accounts receivable, principally due to allowance for doubtful accounts.................  $    1,624  $    1,634
  Inventories.............................................................................       2,640       3,153
  Net operating loss carryforwards........................................................      19,045      21,359
  Obligation for postretirement benefits other than pension...............................       7,591       7,039
  Accrued liabilities and other items.....................................................      20,915      20,493
                                                                                            ----------  ----------
Gross deferred tax assets.................................................................      51,815      53,678
Valuation allowance.......................................................................     (22,528)    (25,172)
                                                                                            ----------  ----------
Net deferred tax assets...................................................................      29,287      28,506
                                                                                            ----------  ----------
Deferred tax liabilities:
  Intangibles, principally due to differences in amortization.............................      11,260       7,303
  Plant and equipment, principally due to differences in depreciation and assigned
    values................................................................................       7,411       5,011
  Other items.............................................................................         227         198
                                                                                            ----------  ----------
Gross deferred tax liabilities............................................................      18,898      12,512
                                                                                            ----------  ----------
Net deferred tax asset....................................................................  $   10,389  $   15,994
                                                                                            ----------  ----------
                                                                                            ----------  ----------

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

                                  KNOLL, INC.

    The following table sets forth a reconciliation of the statutory federal income tax rate to the effective income tax rate:

                                                                                            |   THE KNOLL
                                                                                            |  GROUP, INC.
                                                                                            | (PREDECESSOR)
                                                                                            | -------------
                                                  YEAR           YEAR         TEN MONTHS    |  TWO MONTHS
                                                  ENDED          ENDED           ENDED      |     ENDED
                                              DECEMBER 31,   DECEMBER 31,    DECEMBER 31,   | FEBRUARY 29,
                                                  1998           1997            1996       |     1996
                                              -------------  -------------  --------------- | -------------
                                                                                            |
Federal statutory tax rate..................         35.0%          35.0%           35.0%   |     (35.0%)
Increase (decrease) in the tax rate                                                         |
  resulting from:                                                                           |
    State taxes, net of federal effect......          4.4            3.8             3.9    |      (4.5)
    Higher income tax rates of other                                                        |
      countries.............................          1.2            2.4             3.2    |      (0.2)
    Non-deductible goodwill amortization....          0.2            0.3             1.0    |       1.1
    Other...................................          0.1            0.5             0.3    |      (1.4)
                                                      ---            ---             ---    |     -----
Effective tax rate..........................         40.9%          42.0%           43.4%   |     (40.0%)
                                                      ---            ---             ---    |     -----
                                                      ---            ---             ---    |     -----

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

18. LEASES

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

1999...............................................................  $   7,442
2000...............................................................      6,470
2001...............................................................      5,569
2002...............................................................      4,803
2003...............................................................      3,532
Subsequent years...................................................      3,653
                                                                     ---------
Total minimum rental payments......................................  $  31,469
                                                                     ---------
                                                                     ---------

                                  KNOLL, INC.

19. STOCK PLANS

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

    The following table summarizes the Company's stock option activity:

                                                                   YEAR ENDED                 YEAR ENDED
                                                                DECEMBER 31, 1998          DECEMBER 31, 1997
                                                            -------------------------  -------------------------
                                                                          WEIGHTED                   WEIGHTED
                                                                           AVERAGE                    AVERAGE
                                                            NUMBER OF     EXERCISE     NUMBER OF     EXERCISE
                                                             OPTIONS        PRICE       OPTIONS        PRICE
                                                            ----------  -------------  ----------  -------------
Outstanding at beginning of year..........................   2,142,158    $   20.73            --    $      --
Granted...................................................      50,000        28.21     2,173,552        20.66
Exercised.................................................    (196,647)       16.06            --           --
Forfeited.................................................     (30,000)       28.50       (31,394)       15.93
                                                            ----------                 ----------
Outstanding at end of year................................   1,965,511        21.27     2,142,158        20.73
                                                            ----------                 ----------
                                                            ----------                 ----------
Exercisable at end of year................................     240,789        24.33        10,000        17.00
                                                            ----------                 ----------
                                                            ----------                 ----------
Available for future grants...............................     658,710                    678,710
                                                            ----------                 ----------
                                                            ----------                 ----------

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

                                  KNOLL, INC.

    The following table summarizes information regarding stock options outstanding and exercisable at December 31, 1998:

                                       OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                           ----------------------------------------------  --------------------------
                                            WEIGHTED          WEIGHTED                    WEIGHTED
                                             AVERAGE           AVERAGE                     AVERAGE
                           NUMBER OF        REMAINING         EXERCISE      NUMBER OF     EXERCISE
RANGE OF EXERCISE PRICES    OPTIONS     CONTRACTUAL LIFE        PRICE        OPTIONS        PRICE
------------------------   ----------  -------------------  -------------  -----------  -------------
  $15.93--$17.00           1,142,511        8.19 years       $   15.98        82,789     $   16.19
  $24.88--$33.38             823,000        8.88                 28.62       158,000         28.59
                          ----------                                      -----------
  $15.93--$33.38           1,965,511        8.48                 21.27       240,789         24.33
                          ----------                                      -----------
                          ----------                                      -----------

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

                                                                                        YEAR ENDED    YEAR ENDED
                                                                                       DECEMBER 31,  DECEMBER 31,
                                                                                           1998          1997
                                                                                       ------------  ------------
Pro forma net income.................................................................   $   89,804    $   59,731
Pro forma net income per share of common stock:
  Basic..............................................................................         2.18          1.60
  Diluted............................................................................         2.06          1.48

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

20. STOCK REPURCHASE PROGRAM

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

21. PENSION AND OTHER POSTRETIREMENT BENEFITS

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

    The following table sets forth a reconciliation of the benefit obligation, plan assets and accrued benefit cost related to the pension and other postretirement benefits provided by the Company:

                                                                         PENSION BENEFITS        OTHER BENEFITS
                                                                       --------------------  ----------------------
                                                                         1998       1997        1998        1997
                                                                       ---------  ---------  ----------  ----------
                                                                                      (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at January 1......................................  $   8,078  $   3,953  $   18,149  $   17,157
Service cost.........................................................      5,396      4,893         595         560
Interest cost........................................................        615        207       1,294       1,224
Participant contributions............................................        252        276          --          --
Amendment............................................................        451         --          --          --
Actuarial loss (gain)................................................      3,214     (1,160)      1,302         592
Benefits paid........................................................       (109)       (91)       (493)     (1,384)
                                                                       ---------  ---------  ----------  ----------
Benefit obligation at December 31....................................     17,897      8,078      20,847      18,149
                                                                       ---------  ---------  ----------  ----------
CHANGE IN PLAN ASSETS:
Fair value of plan assets at January 1...............................      3,721         30          --          --
Actual return on plan assets.........................................        241         55          --          --
Employer contributions...............................................      4,536      3,451         493       1,384
Participant contributions............................................        252        276          --          --
Benefits paid........................................................       (109)       (91)       (493)     (1,384)
                                                                       ---------  ---------  ----------  ----------
Fair value of plan assets at December 31.............................      8,641      3,721          --          --
                                                                       ---------  ---------  ----------  ----------

Funded status........................................................     (9,256)    (4,357)    (20,847)    (18,149)
Unrecognized net loss (gain).........................................      2,156     (1,160)      1,677         375
Unrecognized prior service cost......................................        416         --          --          --
                                                                       ---------  ---------  ----------  ----------
Accrued benefit cost.................................................  $  (6,684) $  (5,517) $  (19,170) $  (17,774)
                                                                       ---------  ---------  ----------  ----------
                                                                       ---------  ---------  ----------  ----------

                                  KNOLL, INC.

    Significant assumptions as of December 31 that were used in accounting for the pension and other postretirement benefits plans are as follows:

                                                                           PENSION BENEFITS       OTHER BENEFITS
                                                                         --------------------  --------------------
                                                                           1998       1997       1998       1997
                                                                         ---------  ---------  ---------  ---------
Discount rate..........................................................       6.75%      7.25%      6.75%      7.25%
Expected return on plan assets.........................................       8.50       8.50         --         --
Rate of compensation increase..........................................       4.50       4.50       4.50       4.50

    The following table sets forth the components of the net periodic benefit cost for the Company's pension and other postretirement benefits plans:

                                                PENSION BENEFITS                               OTHER BENEFITS
                                  ---------------------------------------------  -------------------------------------------
                                      YEAR            YEAR         TEN MONTHS        YEAR           YEAR        TEN MONTHS
                                      ENDED           ENDED           ENDED          ENDED          ENDED          ENDED
                                  DECEMBER 31,    DECEMBER 31,    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                      1998            1997            1996           1998           1997           1996
                                  -------------  ---------------  -------------  -------------  -------------  -------------
                                                 (IN THOUSANDS)                                (IN THOUSANDS)
Service cost....................    $   5,396       $   4,893       $   3,953      $     595      $     560      $     440
Interest cost...................          615             207              --          1,294          1,224          1,000
Expected return on plan
  assets........................         (321)            (55)             --             --             --             --
Amortization of prior
  service costs.................           35              --              --             --             --             --
Recognized actuarial gain.......          (22)             --              --             --             --             --
                                       ------          ------          ------         ------         ------         ------
Net periodic benefit cost.......    $   5,703       $   5,045       $   3,953      $   1,889      $   1,784      $   1,440
                                       ------          ------          ------         ------         ------         ------
                                       ------          ------          ------         ------         ------         ------

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

22. SEGMENT AND GEOGRAPHIC REGION INFORMATION

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

                                                                    UNITED
                                                                    STATES      CANADA     EUROPE    CONSOLIDATED
                                                                 ------------  ---------  ---------  ------------
                                                                                  (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1998
Sales to customers.............................................   $  857,711   $  29,361  $  61,619   $  948,691
Operating income...............................................      158,880       9,915      2,748      171,543
Property, plant and equipment, net.............................      146,488      27,754     11,925      186,167

YEAR ENDED DECEMBER 31, 1997
Sales to customers.............................................      717,326      37,674     55,857      810,857
Operating income...............................................      108,002      24,497      5,378      137,877
Property, plant and equipment, net.............................      145,215      23,829     11,406      180,450

TEN MONTHS ENDED DECEMBER 31, 1996
Sales to customers.............................................      493,653      24,456     43,425      561,534
Operating income...............................................       54,381      10,681      6,282       71,344
Property, plant and equipment, net.............................      141,725      21,882     12,611      176,218

                                  KNOLL, INC.

23. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following table sets forth unaudited summary information on a quarterly basis for the Company for the years ended December 31, 1998 and 1997.

                                                                     FIRST       SECOND      THIRD       FOURTH
                                                                    QUARTER     QUARTER     QUARTER     QUARTER
                                                                   ----------  ----------  ----------  ----------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
1998
Net sales........................................................  $  220,775  $  246,957  $  235,028  $  245,931
Gross profit.....................................................      87,323      97,838      93,022      97,752
Net income.......................................................      19,810      25,063      24,937      23,234
Earnings per share of common stock:
  Basic..........................................................        0.48        0.60        0.60        0.57
  Diluted........................................................        0.45        0.57        0.57        0.55

1997
Net sales........................................................     177,833     212,582     208,402     212,040
Gross profit.....................................................      67,974      86,176      83,714      83,031
Income before extraordinary item.................................      11,638      16,956      19,471      18,378
Net income.......................................................      11,638      11,619      19,471      18,378
Income before extraordinary item per share of
  common stock:
    Basic........................................................        0.37        0.46        0.48        0.45
    Diluted......................................................        0.34        0.43        0.45        0.42

    Income before extraordinary item per share amounts reported for the first and second quarters of 1997 are pro forma as they are adjusted to reflect the redemption and conversion into common stock of the Series A Preferred Stock as of the beginning of the respective periods (see Note 2).

    The Company recorded an extraordinary loss of $8,838,000 pretax ($5,337,000 after-tax) during the second quarter of 1997. This loss consisted of the write-off of unamortized deferred financing fees and the premium paid in connection with the early redemption of a portion of the Company's Senior Subordinated Notes.

24. SUBSEQUENT EVENTS

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

                                  KNOLL, INC.

25. FINANCIAL INFORMATION FOR GUARANTORS OF THE COMPANY'S DEBT

    As discussed in Note 11, the Company's Senior Subordinated Notes are guaranteed by all existing and future directly or indirectly wholly owned domestic subsidiaries of the Company (the "Guarantors"). The Guarantors are Knoll Overseas, Inc., a holding company for the entities that conduct the Company's European business, and Spinneybeck Enterprises, Inc., which directly and through a Canadian subsidiary operates the Company's leather business.

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

    The condensed consolidating information that follows presents:

    - Condensed consolidating financial information as of December 31, 1998 and 1997 and for the years ended December 31, 1998 and 1997, ten months ended December 31, 1996 and two months ended February 29, 1996 of (a) Knoll, Inc. (as the Issuer), (b) the Guarantors, (c) the combined non-Guarantors,
      (d) elimination entries and (e) the Company on a consolidated basis.

    - The Issuer and the Guarantors are shown with their investments in their subsidiaries accounted for on the equity method.

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

                                                  KNOLL, INC.

                                                 BALANCE SHEET

                                               DECEMBER 31, 1998

                                                 (IN THOUSANDS)

                                                                    GUARANTORS
                                                             ------------------------
                                                             SPINNEYBECK     KNOLL
                                                   KNOLL,    ENTERPRISES,  OVERSEAS,      NON-
                                                    INC.        INC.         INC.      GUARANTORS   ELIMINATIONS    TOTAL
                                                 ----------  -----------  -----------  -----------  ------------  ----------
                    ASSETS
Current assets:
  Cash and cash equivalents....................  $    3,503   $     561    $      --    $  13,401    $       --   $   17,465
  Customer receivables, net....................     115,823       1,698           --       20,435            --      137,956
  Accounts receivable--related parties.........      13,954          40        3,568       40,061       (57,623)          --
  Inventories..................................      53,146       8,270           --       15,697            --       77,113
  Deferred income taxes........................      20,169          --           --          898            --       21,067
  Prepaid and other current assets.............       2,132          14            4        7,692            --        9,842
                                                 ----------  -----------  -----------  -----------  ------------  ----------
    Total current assets.......................     208,727      10,583        3,572       98,184       (57,623)     263,443
Property, plant and equipment, net.............     146,275         213           --       39,679            --      186,167
Intangible assets, net.........................     258,604          --           --        1,439            --      260,043
Equity investments.............................     106,709         666       15,932           --      (123,307)          --
Other noncurrent assets........................       2,046           9           97        2,222            --        4,374
                                                 ----------  -----------  -----------  -----------  ------------  ----------
    Total Assets...............................  $  722,361   $  11,471    $  19,601    $ 141,524    $ (180,930)  $  714,027
                                                 ----------  -----------  -----------  -----------  ------------  ----------
                                                 ----------  -----------  -----------  -----------  ------------  ----------
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt.........  $   10,000   $      --    $      --    $      --    $       --   $   10,000
  Accounts payable--trade......................      37,446         415           --       21,690            --       59,551
  Accounts payable--related parties............      39,826         235        2,526       15,036       (57,623)          --
  Income taxes payable.........................       5,872         637           35          552            --        7,096
  Other current liabilities....................      81,100         838        1,061        8,757            --       91,756
                                                 ----------  -----------  -----------  -----------  ------------  ----------
    Total current liabilities..................     174,244       2,125        3,622       46,035       (57,623)     168,403
Long-term debt.................................     158,250          --           --        1,005            --      159,255
Deferred income taxes..........................       8,531          --           --        2,147            --       10,678
Postretirement benefits other than pension.....      18,450          --           --           --            --       18,450
Other noncurrent liabilities...................       8,049          --           --        5,342            --       13,391
                                                 ----------  -----------  -----------  -----------  ------------  ----------
    Total liabilities..........................     367,524       2,125        3,622       54,529       (57,623)     370,177
                                                 ----------  -----------  -----------  -----------  ------------  ----------
Stockholders' equity:
  Common stock.................................         418          --           --           --            --          418
  Additional paid-in-capital...................     184,145         273       12,812       60,107       (75,545)     181,792
  Unearned stock grant compensation............        (712)         --           --           --            --         (712)
  Retained earnings............................     170,986       9,073        3,167       35,522       (47,762)     170,986
  Accumulated other comprehensive income.......          --          --           --       (8,634)           --       (8,634)
                                                 ----------  -----------  -----------  -----------  ------------  ----------
    Total stockholders' equity.................     354,837       9,346       15,979       86,995      (123,307)     343,850
                                                 ----------  -----------  -----------  -----------  ------------  ----------
    Total Liabilities and Stockholders'
      Equity...................................  $  722,361   $  11,471    $  19,601    $ 141,524    $ (180,930)  $  714,027
                                                 ----------  -----------  -----------  -----------  ------------  ----------
                                                 ----------  -----------  -----------  -----------  ------------  ----------

                                                  KNOLL, INC.

                                                 BALANCE SHEET

                                               DECEMBER 31, 1997

                                                 (IN THOUSANDS)

                                                                    GUARANTORS
                                                             ------------------------
                                                             SPINNEYBECK     KNOLL
                                                   KNOLL,    ENTERPRISES,  OVERSEAS,      NON-
                                                    INC.        INC.         INC.      GUARANTORS   ELIMINATIONS    TOTAL
                                                 ----------  -----------  -----------  -----------  ------------  ----------
                    ASSETS
Current assets:
  Cash and cash equivalents....................  $    1,052   $     291    $      --    $   9,447    $       --   $   10,790
  Customer receivables, net....................      97,364       1,629           --       23,858            --      122,851
  Accounts receivable--related parties.........       2,380          35        2,257       41,427       (46,099)          --
  Inventories..................................      46,665       7,443           --       14,141            --       68,249
  Deferred income taxes........................      20,323          --           --          972            --       21,295
  Prepaid and other current assets.............       2,258          (2)           4        1,437            --        3,697
                                                 ----------  -----------  -----------  -----------  ------------  ----------
    Total current assets.......................     170,042       9,396        2,261       91,282       (46,099)     226,882
Property, plant and equipment, net.............     144,923         292           --       35,235            --      180,450
Intangible assets, net.........................     267,231          --           --        3,446            --      270,677
Equity investments.............................      95,308         567       14,947           --      (110,822)          --
Other noncurrent assets........................         731           9           97        2,013            --        2,850
                                                 ----------  -----------  -----------  -----------  ------------  ----------
    Total Assets...............................  $  678,235   $  10,264    $  17,305    $ 131,976    $ (156,921)  $  680,859
                                                 ----------  -----------  -----------  -----------  ------------  ----------
                                                 ----------  -----------  -----------  -----------  ------------  ----------
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt.........  $   10,000   $      --    $      --    $      --    $       --   $   10,000
  Accounts payable--trade......................      46,709         482           --       19,506            --       66,697
  Accounts payable--related parties............      41,290         137          (10)       4,682       (46,099)          --
  Income taxes payable.........................      (2,046)        223          (69)       8,683            --        6,791
  Other current liabilities....................      67,291         678        1,886        7,986            --       77,841
                                                 ----------  -----------  -----------  -----------  ------------  ----------
    Total current liabilities..................     163,244       1,520        1,807       40,857       (46,099)     161,329
Long-term debt.................................     196,250          --           --          779            --      197,029
Deferred income taxes..........................       3,149          --           --        2,152            --        5,301
Postretirement benefits other than pension.....      16,424          --           --           --            --       16,424
Other noncurrent liabilities...................       7,803          --           --        4,684            --       12,487
                                                 ----------  -----------  -----------  -----------  ------------  ----------
    Total liabilities..........................     386,870       1,520        1,807       48,472       (46,099)     392,570
                                                 ----------  -----------  -----------  -----------  ------------  ----------
Stockholders' equity:
  Common stock.................................         432          --           --           --            --          432
  Additional paid-in-capital...................     213,984       3,535       12,897       60,079       (75,545)     214,950
  Unearned stock grant compensation............        (993)         --           --           --            --         (993)
  Retained earnings............................      77,942       5,209        2,601       27,467       (35,277)      77,942
  Accumulated other comprehensive income.......          --          --           --       (4,042)           --       (4,042)
                                                 ----------  -----------  -----------  -----------  ------------  ----------
    Total stockholders' equity.................     291,365       8,744       15,498       83,504      (110,822)     288,289
                                                 ----------  -----------  -----------  -----------  ------------  ----------
    Total Liabilities and Stockholders'
      Equity...................................  $  678,235   $  10,264    $  17,305    $ 131,976    $ (156,921)  $  680,859
                                                 ----------  -----------  -----------  -----------  ------------  ----------
                                                 ----------  -----------  -----------  -----------  ------------  ----------

                                                  KNOLL, INC.

                                            STATEMENT OF OPERATIONS

                                          YEAR ENDED DECEMBER 31, 1998

                                                 (IN THOUSANDS)

                                                                    GUARANTORS
                                                             ------------------------
                                                             SPINNEYBECK     KNOLL
                                                   KNOLL,    ENTERPRISES,  OVERSEAS,      NON-
                                                    INC.        INC.         INC.      GUARANTORS   ELIMINATIONS    TOTAL
                                                 ----------  -----------  -----------  -----------  ------------  ----------
Sales to customers.............................  $  835,209   $  22,502    $      --    $  90,980    $       --   $  948,691
Sales to related parties.......................      24,652       3,531        1,244      124,816      (154,243)          --
                                                 ----------  -----------  -----------  -----------  ------------  ----------
Total sales....................................     859,861      26,033        1,244      215,796      (154,243)     948,691
Cost of sales to customers.....................     526,437       9,114          813       64,478       (28,086)     572,756
Cost of sales to related parties...............      14,578       3,531           --      108,048      (126,157)          --
                                                 ----------  -----------  -----------  -----------  ------------  ----------
Gross profit...................................     318,846      13,388          431       43,270            --      375,935
Selling, general and administrative expenses...     165,976       6,938          871       30,607            --      204,392
                                                 ----------  -----------  -----------  -----------  ------------  ----------
Operating income (loss)........................     152,870       6,450         (440)      12,663            --      171,543
Interest expense...............................      16,809          --           --           51            --       16,860
Other income, net..............................         412          --           --        2,320            --        2,732
Income from equity investments.................      11,401          99          985           --       (12,485)          --
                                                 ----------  -----------  -----------  -----------  ------------  ----------
Income before income tax expense...............     147,874       6,549          545       14,932       (12,485)     157,415
Income tax expense (benefit)...................      54,830       2,685          (21)       6,877            --       64,371
                                                 ----------  -----------  -----------  -----------  ------------  ----------
Net income.....................................  $   93,044   $   3,864    $     566    $   8,055    $  (12,485)  $   93,044
                                                 ----------  -----------  -----------  -----------  ------------  ----------
                                                 ----------  -----------  -----------  -----------  ------------  ----------

                                                  KNOLL, INC.

                                            STATEMENT OF OPERATIONS

                                          YEAR ENDED DECEMBER 31, 1997

                                                 (IN THOUSANDS)

                                                                    GUARANTORS
                                                             ------------------------
                                                             SPINNEYBECK     KNOLL
                                                   KNOLL,    ENTERPRISES,  OVERSEAS,      NON-
                                                    INC.        INC.         INC.      GUARANTORS   ELIMINATIONS    TOTAL
                                                 ----------  -----------  -----------  -----------  ------------  ----------
Sales to customers.............................  $  698,392   $  18,934    $      --    $  93,531    $       --   $  810,857
Sales to related parties.......................      22,545       3,507        1,192      103,412      (130,656)          --
                                                 ----------  -----------  -----------  -----------  ------------  ----------
Total sales....................................     720,937      22,441        1,192      196,943      (130,656)     810,857
Cost of sales to customers.....................     450,099       7,707          703       67,902       (36,449)     489,962
Cost of sales to related parties...............      14,530       3,507           --       76,170       (94,207)          --
                                                 ----------  -----------  -----------  -----------  ------------  ----------
Gross profit...................................     256,308      11,227          489       52,871            --      320,895
Selling, general and administrative expenses...     151,907       6,287        1,828       22,996            --      183,018
                                                 ----------  -----------  -----------  -----------  ------------  ----------
Operating income (loss)........................     104,401       4,940       (1,339)      29,875            --      137,877
Interest expense...............................      24,960          --           --          115            --       25,075
Other income (expense), net....................        (190)         --           (1)       1,858            --        1,667
Income from equity investments.................      19,837         117        2,158           --       (22,112)          --
                                                 ----------  -----------  -----------  -----------  ------------  ----------
Income before income tax expense (benefit) and
  extraordinary item...........................      99,088       5,057          818       31,618       (22,112)     114,469
Income tax expense (benefit)...................      32,645       2,051          (15)      13,345            --       48,026
                                                 ----------  -----------  -----------  -----------  ------------  ----------
Income before extraordinary item...............      66,443       3,006          833       18,273       (22,112)      66,443
Extraordinary loss on early extinguishment of
  debt, net of taxes...........................       5,337          --           --           --            --        5,337
                                                 ----------  -----------  -----------  -----------  ------------  ----------
Net income.....................................  $   61,106   $   3,006    $     833    $  18,273    $  (22,112)  $   61,106
                                                 ----------  -----------  -----------  -----------  ------------  ----------
                                                 ----------  -----------  -----------  -----------  ------------  ----------

                                                  KNOLL, INC.

                                            STATEMENT OF OPERATIONS

                                       TEN MONTHS ENDED DECEMBER 31, 1996

                                                 (IN THOUSANDS)

                                                                    GUARANTORS
                                                             ------------------------
                                                             SPINNEYBECK     KNOLL
                                                   KNOLL,    ENTERPRISES,  OVERSEAS,      NON-
                                                    INC.        INC.         INC.      GUARANTORS   ELIMINATIONS    TOTAL
                                                 ----------  -----------  -----------  -----------  ------------  ----------
Sales to customers.............................  $  480,857   $  12,796    $      --    $  67,881    $       --   $  561,534
Sales to related parties.......................      13,227       2,210           --       62,580       (78,017)          --
                                                 ----------  -----------  -----------  -----------  ------------  ----------
Total sales....................................     494,084      15,006           --      130,461       (78,017)     561,534
Cost of sales to customers.....................     323,607       6,109          521       50,293       (21,689)     358,841
Cost of sales to related parties...............       8,902       1,054           --       46,372       (56,328)          --
                                                 ----------  -----------  -----------  -----------  ------------  ----------
Gross profit (loss)............................     161,575       7,843         (521)      33,796            --      202,693
Selling, general and administrative expenses...     108,713       4,342        1,461       16,833            --      131,349
                                                 ----------  -----------  -----------  -----------  ------------  ----------
Operating income (loss)........................      52,862       3,501       (1,982)      16,963            --       71,344
Interest expense...............................      32,706          --           --          246            --       32,952
Other income (expense), net....................         757          (4)         953       (1,259)           --          447
Income from equity investments.................      10,319          77        2,769           --       (13,165)          --
                                                 ----------  -----------  -----------  -----------  ------------  ----------
Income before income tax expense (benefit) and
  extraordinary item...........................      31,232       3,574        1,740       15,458       (13,165)      38,839
Income tax expense (benefit)...................       9,237       1,371          (28)       6,264            --       16,844
                                                 ----------  -----------  -----------  -----------  ------------  ----------
Income before extraordinary item...............      21,995       2,203        1,768        9,194       (13,165)      21,995
Extraordinary loss on early extinguishment of
  debt, net of taxes...........................       5,159          --           --           --            --        5,159
                                                 ----------  -----------  -----------  -----------  ------------  ----------
Net income.....................................  $   16,836   $   2,203    $   1,768    $   9,194    $  (13,165)  $   16,836
                                                 ----------  -----------  -----------  -----------  ------------  ----------
                                                 ----------  -----------  -----------  -----------  ------------  ----------

                                                  KNOLL, INC.

                                            STATEMENT OF OPERATIONS

                                       TWO MONTHS ENDED FEBRUARY 29, 1996

                                                 (IN THOUSANDS)

                                                                     GUARANTORS
                                                              ------------------------
                                                              SPINNEYBECK     KNOLL
                                                              ENTERPRISES,  OVERSEAS,      NON-
                                                 KNOLL, INC.     INC.         INC.      GUARANTORS   ELIMINATIONS    TOTAL
                                                 -----------  -----------  -----------  -----------  ------------  ----------
Sales to customers.............................   $  76,471    $   2,095    $      --    $  11,666    $       --   $   90,232
Sales to related parties.......................       1,318          330           --        6,935        (8,583)          --
                                                 -----------  -----------       -----   -----------  ------------  ----------
Total sales....................................      77,789        2,425           --       18,601        (8,583)      90,232
Cost of sales to customers.....................      50,580          931          111        9,041          (949)      59,714
Cost of sales to related parties...............         883          149           --        6,602        (7,634)          --
                                                 -----------  -----------       -----   -----------  ------------  ----------
Gross profit (loss)............................      26,326        1,345         (111)       2,958            --       30,518
Selling, general and administrative expenses...      16,800          725          224        3,507            --       21,256
Westinghouse long-term incentive
  compensation.................................      47,900           --           --           --            --       47,900
Allocated corporate expenses...................         921           --           --           --            --          921
                                                 -----------  -----------       -----   -----------  ------------  ----------
Operating income (loss)........................     (39,295)         620         (335)        (549)           --      (39,559)
Interest expense...............................          --           --           --          340            --          340
Other income (expense), net....................        (265)          --          170         (201)           --         (296)
Income (loss) from equity
  investments..................................        (218)          23         (493)          --           688           --
                                                 -----------  -----------       -----   -----------  ------------  ----------
Income (loss) before income tax expense
  (benefit)....................................     (39,778)         643         (658)      (1,090)          688      (40,195)
Income tax expense (benefit)...................     (16,338)         259          (56)          28            --      (16,107)
                                                 -----------  -----------       -----   -----------  ------------  ----------
Net income (loss)..............................   $ (23,440)   $     384    $    (602)   $  (1,118)   $      688   $  (24,088)
                                                 -----------  -----------       -----   -----------  ------------  ----------
                                                 -----------  -----------       -----   -----------  ------------  ----------

                                                  KNOLL, INC.

                                            STATEMENT OF CASH FLOWS

                                          YEAR ENDED DECEMBER 31, 1998

                                                 (IN THOUSANDS)

                                                                     GUARANTORS
                                                            ----------------------------
                                                              SPINNEYBECK       KNOLL
                                                  KNOLL,     ENTERPRISES,     OVERSEAS,      NON-
                                                   INC.          INC.           INC.      GUARANTORS    ELIMINATIONS      TOTAL
                                                ----------  ---------------  -----------  -----------  ---------------  ----------
CASH PROVIDED BY OPERATING ACTIVITIES.........  $  101,588     $     285      $      --    $  12,690      $      --     $  114,563

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures..........................     (27,170)          (15)            --       (9,205)            --        (36,390)
Proceeds from sale of assets..................          69            --             --           83             --            152
                                                ----------         -----          -----   -----------         -----     ----------
Cash used in investing activities.............     (27,101)          (15)            --       (9,122)            --        (36,238)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of revolving credit facility, net...     (38,000)           --             --           --             --        (38,000)
Proceeds from long-term debt..................          --            --             --          201             --            201
Net proceeds from issuance of stock...........       4,813            --             --           --             --          4,813
Purchase of common stock......................     (38,849)           --             --           --             --        (38,849)
                                                ----------         -----          -----   -----------         -----     ----------
Cash provided by (used in) financing
  activities..................................     (72,036)           --             --          201             --        (71,835)

Effect of exchange rate changes on cash and
  cash equivalents............................          --            --             --          185             --            185
                                                ----------         -----          -----   -----------         -----     ----------
Increase in cash and cash equivalents.........       2,451           270             --        3,954             --          6,675
Cash and cash equivalents at beginning
  of year.....................................       1,052           291             --        9,447             --         10,790
                                                ----------         -----          -----   -----------         -----     ----------
Cash and cash equivalents at end of
  year........................................  $    3,503     $     561      $      --    $  13,401      $      --     $   17,465
                                                ----------         -----          -----   -----------         -----     ----------
                                                ----------         -----          -----   -----------         -----     ----------

                                                  KNOLL, INC.

                                            STATEMENT OF CASH FLOWS

                                          YEAR ENDED DECEMBER 31, 1997

                                                 (IN THOUSANDS)

                                                                    GUARANTORS
                                                             ------------------------
                                                             SPINNEYBECK     KNOLL
                                                   KNOLL,    ENTERPRISES,  OVERSEAS,      NON-
                                                    INC.        INC.         INC.      GUARANTORS   ELIMINATIONS     TOTAL
                                                 ----------  -----------  -----------  -----------  -------------  ----------
CASH PROVIDED BY OPERATING ACTIVITIES..........  $  124,109   $   2,546    $      --    $   8,607     $      --    $  135,262

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures...........................     (26,740)        (22)          --       (6,347)           29       (33,080)
Proceeds from sale of assets...................         108          --           --           85           (29)          164
Payments received on intercompany loans........       2,500          --           --           --        (2,500)           --
                                                 ----------  -----------       -----   -----------       ------    ----------
Cash used in investing activities..............     (24,132)        (22)          --       (6,262)       (2,500)      (32,916)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of revolving credit facility,
  net..........................................     (79,000)         --           --           --            --       (79,000)
Repayment of long-term debt, net...............     (67,750)         --           --         (238)           --       (67,988)
Repayment of intercompany loans................          --      (2,500)          --           --         2,500            --
Premium paid for early extinguishment of
  debt.........................................      (5,775)         --           --           --            --        (5,775)
Net proceeds from issuance of stock............     133,559          --           --           --            --       133,559
Redemption of preferred stock..................     (80,000)         --           --           --            --       (80,000)
                                                 ----------  -----------       -----   -----------       ------    ----------
Cash used in financing activities..............     (98,966)     (2,500)          --         (238)        2,500       (99,204)

Effect of exchange rate changes on cash and
  cash equivalents.............................          --          --           --       (1,156)           --        (1,156)
                                                 ----------  -----------       -----   -----------       ------    ----------
Increase in cash and cash equivalents..........       1,011          24           --          951            --         1,986
Cash and cash equivalents at beginning of
  year.........................................          41         267           --        8,496            --         8,804
                                                 ----------  -----------       -----   -----------       ------    ----------
Cash and cash equivalents at end of
  year.........................................  $    1,052   $     291    $      --    $   9,447     $      --    $   10,790
                                                 ----------  -----------       -----   -----------       ------    ----------
                                                 ----------  -----------       -----   -----------       ------    ----------

                                                  KNOLL, INC.

                                            STATEMENT OF CASH FLOWS

                                       TEN MONTHS ENDED DECEMBER 31, 1996

                                                 (IN THOUSANDS)

                                                                   GUARANTORS
                                                           --------------------------
                                                            SPINNEYBECK      KNOLL
                                                           ENTERPRISES,    OVERSEAS,      NON-
                                              KNOLL, INC.      INC.          INC.      GUARANTORS    ELIMINATIONS       TOTAL
                                              -----------  -------------  -----------  -----------  ---------------  -----------
CASH PROVIDED BY OPERATING ACTIVITIES.......  $    78,889    $     399     $      --    $  10,214      $      --     $    89,502

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of the Company from
  Westinghouse..............................     (579,801)          --            --           --             --        (579,801)
Capital expenditures........................      (12,531)        (134)           --       (2,590)            --         (15,255)
Proceeds from sale of assets................           43           --            --          175             --             218
                                              -----------        -----    -----------  -----------         -----     -----------
Cash used in investing activities...........     (592,289)        (134)           --       (2,415)            --        (594,838)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of short-term debt, net...........           --           --            --       (1,483)            --          (1,483)
Proceeds from revolving credit facility,
  net.......................................       88,000           --            --           --             --          88,000
Proceeds from (repayment of) long-term debt,
  net.......................................      265,000           --            --         (130)            --         264,870
Net proceeds from issuance of stock.........      160,400           --            --           --             --         160,400
Net receipts from (payments to) parent
  company...................................         (120)          --            --          120             --              --
                                              -----------        -----    -----------  -----------         -----     -----------
Cash provided by (used in) financing
  activities................................      513,280           --            --       (1,493)            --         511,787

Effect of exchange rate changes on cash and
  cash equivalents..........................           --           --            --           18             --              18
                                              -----------        -----    -----------  -----------         -----     -----------
Increase (decrease) in cash and cash
  equivalents...............................         (120)         265            --        6,324             --           6,469
Cash and cash equivalents at beginning of
  period....................................          161            2            --        2,172             --           2,335
                                              -----------        -----    -----------  -----------         -----     -----------
Cash and cash equivalents at end of
  period....................................  $        41    $     267     $      --    $   8,496      $      --     $     8,804
                                              -----------        -----    -----------  -----------         -----     -----------
                                              -----------        -----    -----------  -----------         -----     -----------

                                                  KNOLL, INC.

                                            STATEMENT OF CASH FLOWS

                                       TWO MONTHS ENDED FEBRUARY 29, 1996

                                                 (IN THOUSANDS)

                                                                     GUARANTORS
                                                              ------------------------
                                                              SPINNEYBECK     KNOLL
                                                              ENTERPRISES,  OVERSEAS,      NON-
                                                 KNOLL, INC.     INC.         INC.      GUARANTORS   ELIMINATIONS    TOTAL
                                                 -----------  -----------  -----------  -----------  ------------  ----------
CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES...................................   $ (53,215)   $   1,267    $     651    $  17,139    $  (19,881)  $  (54,039)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures...........................      (2,022)         (28)          --         (246)           --       (2,296)
                                                 -----------  -----------       -----   -----------  ------------  ----------
Cash used in investing activities..............      (2,022)         (28)          --         (246)           --       (2,296)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of short-term debt, net..............      (2,055)          --           --       (1,750)           --       (3,805)
Net receipts from (payments to) parent
  company......................................      57,635       (1,419)        (651)     (14,598)       19,881       60,848
                                                 -----------  -----------       -----   -----------  ------------  ----------
Cash provided by (used in) financing
  activities...................................      55,580       (1,419)        (651)     (16,348)       19,881       57,043

Effect of exchange rate changes on cash and
  cash equivalents.............................          --           --           --           58            --           58
                                                 -----------  -----------       -----   -----------  ------------  ----------
Increase (decrease) in cash and cash
  equivalents..................................         343         (180)          --          603            --          766
Cash and cash equivalents at beginning of
  period.......................................        (182)         182           --        1,569            --        1,569
                                                 -----------  -----------       -----   -----------  ------------  ----------
Cash and cash equivalents at end of period.....   $     161    $       2    $      --    $   2,172    $       --   $    2,335
                                                 -----------  -----------       -----   -----------  ------------  ----------
                                                 -----------  -----------       -----   -----------  ------------  ----------

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                         COLUMN A                            COLUMN B     COLUMN C       COLUMN D        COLUMN E
----------------------------------------------------------  -----------  -----------  ---------------  -------------
                                                                          ADDITIONS
                                                            BALANCE AT   CHARGED TO
                                                             BEGINNING    COSTS AND                     BALANCE AT
                       DESCRIPTION                           OF PERIOD    EXPENSES    DEDUCTIONS (1)   END OF PERIOD
----------------------------------------------------------  -----------  -----------  ---------------  -------------

                                                                                 (IN THOUSANDS)
VALUATION ACCOUNTS DEDUCTED IN THE CONSOLIDATED BALANCE
  SHEET FROM THE ASSETS TO WHICH THEY APPLY:
Year Ended December 31, 1998:
  Allowance for doubtful accounts.........................   $   5,461    $   1,313      $   1,717       $   5,057
Year Ended December 31, 1997:
  Allowance for doubtful accounts.........................       5,713        1,943          2,195           5,461
Ten Months Ended December 31, 1996:
  Allowance for doubtful accounts.........................       5,838        2,098          2,223           5,713
Two Months Ended February 29, 1996:
  Allowance for doubtful accounts.........................       5,790          159            210           5,739

------------------------

(1) Uncollectible accounts written off and foreign currency translation.

                                  EXHIBIT INDEX
                                  -------------


  EXHIBIT
   NUMBER                             DESCRIPTION
------------   ----------------------------------------------------------------
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

   10.7**      Employment Agreement, dated as of February 29, 1996, between
               T.K.G. Acquisition Corp. and Burton B. Staniar.

   10.8**      Employment Agreement, dated as of February 29, 1996, between
               T.K.G. Acquisition Corp. and John H. Lynch.

   10.9**      Employment Agreement, dated as of February 29, 1996, between
               T.K.G. Acquisition Corp. and Andrew B. Cogan.

   10.10*** Amendment to Employment Agreement, dated as of April 30, 1997, between the Company and Andrew B. Cogan.

   10.11+ Amendment #2 to Employment Agreement, dated as of August 1, 1998, between the Company and Andrew B. Cogan.

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

   10.15+ Voting Agreement, dated as of September 11, 1998, by and among the Company, Warburg, Pincus Ventures, L.P. and Warburg, Pincus &
               Co.

   10.16*****  Amended and Restated Knoll, Inc. 1997 Stock Incentive Plan.

   10.17+ Letter Agreement between the Company and Douglas J. Purdom, dated August 13, 1996.

   21**        Subsidiaries of the Registrant.

   23          Consent of Independent Auditors.

   27+         Financial Data Schedule.


                                     (i)

----------

+       Previously filed with the Original Form 10-K.

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


                                       (ii)