Form 10-Q
period 1999-09-30
KNOLL INC
filed 1999-11-15
CIK 1011570

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1999

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

As of November 12, 1999, there were 23,287,598 shares of the Registrant's common stock, par value $0.01 per share, outstanding.

                                  KNOLL, INC.

                        TABLE OF CONTENTS FOR FORM 10-Q


Item                                                                     Page
----                                                                     ----

                        PART I -- FINANCIAL INFORMATION

  1.  Condensed Consolidated Financial Statements (Unaudited):
          Condensed Consolidated Balance Sheets at September 30, 1999
            and December 31, 1998.....................................     3
          Condensed Consolidated Statements of Operations for the
            three months ended September 30, 1999 and 1998 and the
            nine months ended September 30, 1999 and 1998.............     4
          Condensed Consolidated Statements of Cash Flows for the
            nine months ended September 30, 1999 and 1998.............     5
          Notes to the Condensed Consolidated Financial Statements....     6

  2.  Management's Discussion and Analysis of Financial Condition
        and Results of Operations.....................................     9

  3.  Quantitative and Qualitative Disclosures about Market Risk......    12


                          PART II -- OTHER INFORMATION

  1.  Legal Proceedings...............................................    13

  2.  Changes in Securities and Use of Proceeds.......................    13

  6.  Exhibits and Reports on Form 8-K................................    14

  Signatures..........................................................    15

  Exhibit Index.......................................................    16

                        PART I -- FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)
----------------------------------------------------------------

                                  KNOLL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                 (Dollars In Thousands, Except Per Share Data)

                                          September 30, 1999   December 31, 1998
                                          ------------------   -----------------
ASSETS
Current assets:
    Cash and cash equivalents..........        $ 11,538            $ 17,465
    Customer receivables, net..........         143,831             137,956
    Inventories........................          80,771              77,113
    Deferred income taxes..............          21,005              21,067
    Prepaid and other current assets...          15,435               9,842
                                               --------            --------
        Total current assets...........         272,580             263,443
Property, plant and equipment..........         272,269             257,970
Accumulated depreciation...............         (92,462)            (71,803)
                                               --------            --------
        Property, plant and
          equipment, net...............         179,807             186,167
Intangible assets......................         282,489             282,197
Accumulated amortization...............         (28,061)            (22,154)
                                               --------            --------
        Intangible assets, net.........         254,428             260,043
Other noncurrent assets................           4,286               4,374
                                               --------            --------
        Total Assets...................        $711,101            $714,027
                                               ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term
      debt.............................        $      -            $ 10,000
    Accounts payable...................          57,435              59,551
    Income taxes payable...............             846               7,096
    Other current liabilities..........          80,145              91,756
                                               --------            --------
        Total current liabilities......         138,426             168,403
Long-term debt.........................         139,169             159,255
Postretirement benefits other than
  pension..............................          19,149              18,450
Other noncurrent liabilities...........          27,974              24,069
                                               --------            --------
        Total liabilities..............         324,718             370,177
                                               --------            --------
Stockholders' equity:
    Common stock, $0.01 par value;
      100,000,000 shares authorized;
      40,832,712 shares issued and
      outstanding (net of 2,894,700
      treasury shares) in 1999 and
      41,799,499 shares issued and
      outstanding (net of 1,707,700
      treasury shares) in 1998.........             408                 418
    Additional paid-in-capital.........         157,419             181,792
    Unearned stock grant compensation..            (503)               (712)
    Retained earnings..................         236,197             170,986
    Accumulated other comprehensive
      income...........................          (7,138)             (8,634)
                                               --------            --------
        Total stockholders' equity.....         386,383             343,850
                                               --------            --------
        Total Liabilities and
          Stockholders' Equity.........        $711,101            $714,027
                                               ========            ========

                            See accompanying notes.

                                  KNOLL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In Thousands, Except Per Share Data)

                                Three Months Ended        Nine Months Ended
                                   September 30,            September 30,
                              ----------------------   ----------------------
                                 1999        1998         1999        1998
                              ----------  ----------   ----------  ----------
Sales......................    $247,543    $235,028     $710,479    $702,760
Cost of sales..............     150,958     142,006      430,149     424,577
                               --------    --------     --------    --------
Gross profit...............      96,585      93,022      280,330     278,183
Selling, general and
  administrative
  expenses.................      50,154      49,065      151,469     150,894
                               --------    --------     --------    --------
Operating income...........      46,431      43,957      128,861     127,289
Interest expense...........       3,796       3,910       12,175      12,882
Recapitalization
  expense..................         541          --        3,541          --
Other income (expense),
  net......................         168       1,837         (769)      2,931
                               --------    --------     --------    --------
Income before income
  tax expense..............      42,262      41,884      112,376     117,338
Income tax expense.........      17,249      16,947       47,165      47,528
                               --------    --------     --------    --------
Net income.................    $ 25,013    $ 24,937     $ 65,211    $ 69,810
                               ========    ========     ========    ========

Earnings per share of
  common stock:
      Basic................    $   0.63    $   0.60     $   1.65    $   1.68
      Diluted..............    $   0.61    $   0.57     $   1.59    $   1.59

Weighted average shares
  of common stock
  outstanding:
      Basic................      39,694      41,762       39,607      41,555
      Diluted..............      41,082      43,864       41,081      43,887

                            See accompanying notes.

                                  KNOLL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In Thousands)

                                                     Nine Months Ended
                                                       September 30,
                                                  ------------------------
                                                     1999          1998
                                                  ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.....................................    $ 65,211      $ 69,810
Adjustments to reconcile net income to
  cash provided by operating activities:
      Depreciation and amortization............      26,705        28,648
      Other noncash items......................       1,419        (2,211)
      Recapitalization expense.................       3,541            --
      Changes in assets and liabilities:
          Customer receivables.................      (6,647)       (4,478)
          Inventories..........................      (4,106)       (6,993)
          Accounts payable.....................      (3,584)       (8,245)
          Current and deferred income taxes....      (1,084)        1,002
          Other current assets and
            liabilities........................     (13,771)          347
          Other noncurrent assets and
            liabilities........................      (1,157)        1,413
                                                   --------      --------
Cash provided by operating activities..........      66,527        79,293
                                                   --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment.....     (14,376)      (20,206)
Proceeds from sale of assets...................         106            22
                                                   --------      --------
Cash used in investing activities..............     (14,270)      (20,184)
                                                   --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of revolving credit facility, net....     (30,000)      (61,000)
Net proceeds from issuance of stock............       3,674         4,399
Purchase of common stock.......................     (28,675)       (3,127)
Payment of recapitalization costs..............      (2,738)           --
                                                   --------      --------
Cash used in financing activities..............     (57,739)      (59,728)
                                                   --------      --------
Effect of exchange rate changes on cash
  and cash equivalents.........................        (445)          (84)
                                                   --------      --------

Decrease in cash and cash equivalents..........      (5,927)         (703)

Cash and cash equivalents at beginning of
  period.......................................      17,465        10,790
                                                   --------      --------

Cash and cash equivalents at end of period.....    $ 11,538      $ 10,087
                                                   ========      ========

                            See accompanying notes.

                                  KNOLL, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                  (Unaudited)


1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Knoll, Inc. (the "Company" or "Knoll") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are reflected in the condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 1998 is derived from the Company's 1998 audited balance sheet. The unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 1998. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year ending December 31, 1999.


2.  Acquisition of Shares Owned by Public Stockholders and New Credit Agreement

On March 23, 1999, the Company received a proposal from Warburg, Pincus Ventures, L.P. ("Warburg") and certain members of Knoll management (collectively, the "Continuing Stockholders") regarding a recapitalization (merger) transaction whereby the Company would acquire all of the outstanding shares of its common stock not owned by the Continuing Stockholders for $25.00 per share. The Board of Directors appointed a special committee, consisting of independent members of the Board of Directors, to consider the proposed merger. The special committee retained legal counsel and an investment banker to assist in evaluating the proposed merger. The Continuing Stockholders subsequently increased the proposed merger consideration to $28.00 per share. On June 21, 1999, the Board of Directors, at the recommendation of the special committee, approved the proposed merger at a price of $28.00 per share. On that same day, Warburg and the Company entered into an agreement and plan of merger, which was subsequently amended on July 29, 1999. On October 20, 1999, the merger was approved by the holders of a majority of the outstanding shares of Knoll common stock at the Company's 1999 annual meeting of stockholders.

On August 13, 1999, the Company entered into an agreement with the holder of a majority of its 10.875% Senior Subordinated Notes due 2006 (the "Senior Subordinated Notes"). Under the agreement, the majority holder consented to the merger and the related transactions, and the Company agreed to pay such holder (and other holders of the Senior Subordinated Notes who also consent), promptly after completion of the merger, $120 per $1,000 principal amount of the Senior Subordinated Notes owned by the holder. All other holders have provided their consent. As a result, the Company will recognize the total consent payment of $12.9 million as a component of the extraordinary loss to be recognized by the Company in the fourth quarter of 1999.

Eight class action complaints relating to the initial announcement of the proposed merger were filed in March 1999. One complaint was voluntarily dismissed and the seven remaining complaints were consolidated into a single action. On June 21, 1999, the Company entered into a Memorandum of Understanding with counsel to the plaintiffs in the lawsuits. The Memorandum of Understanding provided for the settlement of such lawsuits based on the payment of a per share merger consideration of $28.00. On November 3, 1999, the proposed settlement of the litigation, as provided for in the Memorandum of Understanding, was approved by the Delaware Court of Chancery.

The merger of a newly formed entity, which was organized by Warburg, with and into Knoll, with Knoll continuing as the surviving corporation, was consummated on November 4, 1999. As a result of the merger, the approximately 17.7 million shares of common stock held by the public stockholders of Knoll immediately prior to the merger have been converted into the right to receive $28.00 per share in cash and have been canceled. Furthermore, the Company's common stock ceased to be listed on the New York Stock Exchange, and the registration of the Company's common stock under the Securities Exchange Act was terminated.

During the three months and nine months ended September 30, 1999, the Company incurred $0.5 million and $3.5 million of expense relating to the planned recapitalization of the Company that occurred upon consummation of the merger. This expense is not expected to be deductible for income tax purposes.

On October 20, 1999, the Company entered into a credit agreement that provides up to $650.0 million to (a) fund the merger and related fees and expenses (including consent fees related to the Company's Senior Subordinated Notes),
(b) refinance all amounts owing under the Company's senior credit agreement that existed immediately prior to the merger and (c) provide for working capital and ongoing general corporate purposes. The agreement consists of a $325.0 million six-year term loan facility and a $325.0 million six-year revolving credit facility. Borrowings under the agreement bear interest at a floating rate based, at the Company's option, upon (a) the Eurodollar rate (as defined therein) plus an applicable percentage that is subject to change based upon the Company's ratio of funded debt to EBITDA or (b) the greater of the federal funds rate plus 0.5% or the prime rate, plus an applicable percentage that is subject to change based upon the Company's ratio of funded debt to EBITDA. The Company is required to make quarterly principal payments under the term loan facility commencing on December 31, 1999 and continuing through September 2005. The agreement is secured by substantially all of the Company's present and future domestic assets, 100% of the capital stock of the Company's present and future domestic subsidiaries and 65% of the capital stock of the Company's present and future foreign subsidiaries. Additionally, all borrowings are jointly and severally, unconditionally guaranteed by the Company's existing and future domestic subsidiaries. However, if the Company is unable to satisfy all or any portion of its obligation with respect to the credit agreement, it is unlikely that the guarantors will be able to pay all or any portion of such unsatisfied obligations. In connection with the consummation of the merger on November 4, 1999, the Company repaid all of its then-outstanding senior indebtedness, which amounted to $14.0 million, and incurred debt totaling $533.0 million under the new credit agreement.


3.  Inventories

                                      September 30, 1999    December 31, 1998
                                      ------------------    -----------------
                                                   (In Thousands)
        Raw materials..............         $43,903             $42,625
        Work in process............          12,678              11,827
        Finished goods.............          24,190              22,661
                                            -------             -------
        Inventories................         $80,771             $77,113
                                            =======             =======

4.  Earnings Per Share

The following table sets forth a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands, except per share amounts):

                                                         Weighted
                                        Net Income    Average Shares    Per Share
                                        (Numerator)    (Denominator)      Amount
                                        -----------   ---------------   ---------
Three Months Ended September 30, 1999:
Basic earnings per share..............    $25,013          39,694         $0.63
                                                                          =====
Effect of dilutive potential
  common shares:
       Stock options..................         --             360
       Nonvested restricted
         stock grants.................         --           1,028
                                          -------          ------
Diluted earnings per share............    $25,013          41,082         $0.61
                                          =======          ======         =====

Three Months Ended September 30, 1998:
Basic earnings per share..............    $24,937          41,762         $0.60
                                                                          =====
Effect of dilutive potential
  common shares:
      Stock options...................         --             439
      Nonvested restricted
        stock grants..................         --           1,663
                                          -------          ------
Diluted earnings per share............    $24,937          43,864         $0.57
                                          =======          ======         =====

Nine Months Ended September 30, 1999:
Basic earnings per share..............    $65,211          39,607         $1.65
                                                                          =====
Effect of dilutive potential
  common shares:
      Stock options...................         --             306
      Nonvested restricted
        stock grants..................         --           1,168
                                          -------          ------
Diluted earnings per share............    $65,211          41,081         $1.59
                                          =======          ======         =====

Nine Months Ended September 30, 1998:
Basic earnings per share..............    $69,810          41,555         $1.68
                                                                          =====
Effect of dilutive potential
  common shares:
      Stock options...................         --             525
      Nonvested restricted
        stock grants..................         --           1,807
                                          -------          ------
Diluted earnings per share............    $69,810          43,887         $1.59
                                          =======          ======         =====

Options to purchase 793,000; 823,000; and 1,093,000 shares of common stock that were outstanding as of September 30, 1999, June 30, 1999 and March 31, 1999, respectively, were not included in the calculations of diluted earnings per share for 1999. Such options were excluded from the calculations because their exercise prices exceeded the average market price of the common stock for the appropriate period and, therefore, their effect on earnings per share would have been antidilutive.


5.  Share Repurchase Program

During the nine months ended September 30, 1999, the Company purchased 1,187,000 shares of its common stock for $28.7 million, or an average price of $24.16 per share. Since the inception of the share repurchase program in September 1998, the Company has purchased 2,894,700 shares of its common stock for $67.5 million, or an average price of $23.33 per share.


6.  Comprehensive Income

For the three months ended September 30, 1999 and 1998, total comprehensive income amounted to $25.5 million and $21.9 million, respectively. Total comprehensive income for the nine months ended September 30, 1999 and 1998 was $66.7 million and $64.5 million, respectively.

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

Results of Operations

Comparison of Third Quarter and Nine Months Ended September 30, 1999 to Third
  Quarter and Nine Months Ended September 30, 1998

Sales. Sales for the third quarter of 1999 were $247.5 million, an increase of 5.3%, or $12.5 million, from third quarter 1998 sales of $235.0 million. Sales for the nine months ended September 30, 1999 were $710.5 million, an increase of 1.1%, or $7.7 million, from sales of $702.8 million for the same period of 1998. Growth for the third quarter and nine months resulted from increased volume in North America, which was attributable primarily to increased sales of office systems and storage products, offset in part by a reduction of volume in Europe.

Gross Profit and Operating Income. As a percentage of sales, gross profit was 39.0% for the third quarter of 1999 compared to 39.6% for the third quarter of 1998 and was 39.5% for the nine months ended September 30, 1999 compared to 39.6% for the same period of 1998. The decrease in gross margin for the third quarter was due primarily to manufacturing inefficiencies that resulted from implementation issues associated with the transition to a new manufacturing system. Operating income as a percentage of sales was 18.7% for the third quarter of 1999 and 18.1% for the nine months ended September 30, 1999, both unchanged from the same periods of the prior year.

Selling, general and administrative expenses were $50.2 million for the third quarter of 1999 compared to $49.1 million for the third quarter of 1998. This increase was due primarily to increased expenses related to sales and technology initiatives in the third quarter of 1999. Selling, general and administrative expenses for the nine months ended September 30, 1999 were $151.5 million compared to $150.9 million for the same period of 1998. As a percentage of sales, the Company's selling, general and administrative expenses decreased to 20.3% for the third quarter of 1999 from 20.9% for the third quarter of 1998 and decreased to 21.3% for the nine months ended September 30, 1999 from 21.5% for the same period of 1998.

Interest Expense. The Company's interest expense was $3.8 million for the third quarter of 1999 and $12.2 million for the nine months ended September 30, 1999 compared to $3.9 million for the third quarter of 1998 and $12.9 million for the nine months ended September 30, 1998. The decreases in interest expense were due principally to lower outstanding debt balances during the third quarter and nine months of 1999 compared to the third quarter and nine months of 1998.

Recapitalization Expense. Pursuant to an Agreement and Plan of Merger dated as of June 21, 1999 (as amended on July 29, 1999), between Warburg and Knoll, a newly formed entity was organized by Warburg and merged with and into Knoll on November 4, 1999, with Knoll continuing as the surviving corporation. As a result of the merger, all shares of common stock held by the public stockholders of Knoll immediately prior to the merger have been converted into the right to receive $28.00 per share in cash and have been canceled. During the three months and nine months ended September 30, 1999, the Company incurred $0.5 million and $3.5 million of expense relating to the planned recapitalization of the Company that occurred upon consummation of the merger. See Note 2 to the unaudited condensed consolidated financial statements for further discussion of the merger.

Income Tax Expense. The Company's effective tax rate for the third quarter and nine months ended September 30, 1999 was 40.8% and 42.0%, respectively, compared to 40.5% for the third quarter and nine months ended September 30, 1998, respectively. The increases in the Company's effective tax rate for the third quarter and nine months were due primarily to the recapitalization expense, which is not expected to be deductible for income tax purposes. The changes in the effective tax rate for the third quarter and nine months were also impacted by the mix of the Company's pretax income and the varying tax rates attributable to the countries in which it operates.

Earnings Per Share. The Company's diluted earnings per share for the third quarter of 1999 were $0.61, an increase of 7.0% from diluted earnings per share of $0.57 for the third quarter of 1998. Diluted earnings per share of $1.59 for the nine months ended September 30, 1999 was unchanged from the same period of 1998. The recapitalization expense discussed above negatively impacted 1999 diluted earnings per share by $0.01 for the third quarter of 1999 and $0.08 for the nine months ended September 30, 1999. Excluding the impact of the recapitalization expense, earnings per share were $0.62 for the third quarter of 1999, an increase of 8.8% over the third quarter of 1998, and $1.67 for the nine months ended September 30, 1999, an increase of 5.0% over the same period of 1998. Earnings per share for the third quarter and nine months ended September 30, 1999 benefited from the reduced number of common shares outstanding that resulted from the repurchase of shares of common stock by the Company under its share repurchase program that was implemented in September 1998.

Liquidity and Capital Resources

During the nine months ended September 30, 1999, the Company generated cash flow from operations of $66.5 million. Cash provided by operations resulted primarily from earnings before depreciation, amortization and recapitalization expense offset by cash used for working capital purposes. This cash flow, in addition to proceeds of $3.7 million received from the issuance of stock under the company's employee stock plans, was applied to the funding of $14.4 million in capital expenditures, the repayment of $30.0 million under the Company's revolving credit facility and the repurchase, during the first two months of 1999, of 1,187,000 shares of the Company's common stock for $28.7 million.

As of September 30, 1999, the Company's ratio of debt to total capitalization was 26.5%, and the Company had an aggregate of $250.9 million available for borrowing under its U.S. and European revolving credit facilities. In connection with the consummation of the merger on November 4, 1999, which is discussed above, the Company repaid all of its then-outstanding senior indebtedness, which amounted to $14.0 million, and incurred debt totaling $533.0 million under a new senior credit agreement. The new credit agreement provides up to $650.0 million to (a) fund the merger and related fees and expenses, (b) refinance all amounts owing under the Company's senior credit agreement that existed immediately prior to the merger and (c) provide for working capital and ongoing general corporate purposes. The agreement consists of a $325.0 million six-year term loan facility and a $325.0 million six-year revolving credit facility. Borrowings bear interest at a floating rate based, at the Company's option, upon (a) the Eurodollar rate (as defined therein) plus an applicable percentage that is subject to change based upon the Company's ratio of funded debt to EBITDA or (b) the greater of the federal funds rate plus 0.5% or the prime rate, plus an applicable percentage that is subject to change based upon the Company's ratio of funded debt to EBITDA.
The Company is required to make quarterly principal payments under the term loan facility commencing on December 31, 1999, in an aggregate annual amount of $3.75 million in 1999, $17.5 million in 2000, $31.25 million in 2001,
$52.5 million in 2002, $63.75 million in 2003, $81.25 million in 2004 and
$75.0 million in 2005. Loans made pursuant to the revolving credit facility may be borrowed, repaid and reborrowed from time to time until November 4, 2005. The agreement is secured by substantially all of the Company's present and future domestic assets, 100% of the capital stock of the Company's present and future domestic subsidiaries and 65% of the capital stock of the Company's present and future foreign subsidiaries. Additionally, all borrowings are jointly and severally, unconditionally guaranteed by the Company's existing and future domestic subsidiaries. However, if the Company is unable to satisfy all or any portion of its obligation with respect to the credit agreement, it is unlikely that the guarantors will be able to pay all or any portion of such unsatisfied obligations.

The Company believes that existing cash balances and internally generated cash flows, together with borrowings available under the revolving credit facility of the new credit agreement entered into in connection with the merger, will be sufficient to fund normal working capital needs, capital spending requirements and debt service requirements for at least the next twelve months. The Company's debt instruments contain certain covenants that, among other things, limit the Company's ability to incur additional indebtedness, pay dividends and purchase Company stock as well as require the Company to maintain certain financial ratios.

Backlog

The Company's backlog of unfilled orders was $204.4 million at September 30, 1999 and $141.5 million at September 30, 1998. The Company manufactures substantially all of its products to order and expects to fill substantially all outstanding unfilled orders within the next twelve months. As such, backlog is not a significant factor used to predict the Company's long-term business prospects.

Year 2000 Readiness Disclosure

The Company has completed the implementation of its strategic project to replace and enhance its existing manufacturing and business information systems (software and hardware) in North America with a new fully integrated system, which the Company believes to be year 2000 compliant. Additionally, the Company has completed an evaluation of the information systems currently being used by its European operations and other potential European year 2000 issues and is taking actions to address the year 2000 issues that have been identified. Based upon information presently known, the Company does not expect its European year 2000 issues to have a material adverse effect upon its results of operations.

In North America, the Company has installed and is utilizing the new system at all of its sites. In addition, the Company has completed an inventory of its manufacturing equipment to identify equipment that contains embedded chips and is taking actions to address issues related to embedded chips that the Company has determined may not be year 2000 compliant. The Company anticipates that problems related to embedded chips that are not year 2000 compliant will be remedied, through replacement or other satisfactory measures, during the remainder of 1999. The Company has experienced adverse operational issues related to the project implementation. The Company has been developing and will continue to develop and implement plans to address these issues as they arise, and the Company expects to resolve any significant issues before year-end. If the Company successfully addresses and resolves issues associated with the system implementation and noncompliant embedded chips in a timely manner, the year 2000 issues associated with its information systems and manufacturing equipment would not be expected to have a material adverse effect on the Company's operations.

In the event the Company is unable to resolve issues, which have arisen or may develop from the implementation, on a timely basis, the Company's ability to take customer orders, manufacture and deliver product on a timely basis, invoice customers and collect payments may be impaired. The Company can not reasonably estimate at this time the amount of lost revenue or additional expenses that might be expected in this scenario. Failure to implement the project on a timely basis could have a material adverse effect on the Company.

The Company currently does not have a contingency plan in place. However, the Company continually evaluates the status of completion and whether or not a contingency plan is or may be necessary. The Company would tailor any contingency plan to address the issue in question and attempt to minimize the impact upon the Company's operations and customers.

The Company estimates that the total project cost will be approximately
$35.0 million, of which approximately 70% will be expensed and 30% will be capitalized. Through September 30, 1999, the Company incurred expenditures of approximately $31.8 million ($22.5 million expense and $9.3 million capital) related to the project. The project is being funded with cash flows from operations. The estimated cost of the project has not constrained the Company's information systems budget or materially affected other necessary information systems activities.

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

The Company has no means of ensuring that its vendors, dealers and other third parties will be year 2000 compliant in a timely manner. However, the Company has been actively working to determine the year 2000 readiness of these parties and to determine the actions, if any, that would be necessary to help minimize any potential adverse impact on the Company. The Company has been formally communicating with vendors, dealers and certain other third parties through questionnaires and on-site visits. For any vendors that the Company deems to be at risk of not being adequately prepared for the year 2000, the Company has or will attempt to seek alternate sources for procuring product or supplies, build inventories or develop an appropriate contingency plan. To date, the Company is not aware of any third-party year 2000 issue that is expected to materially adversely impact the Company's operations.

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

The Company cautions that its forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation, the highly competitive nature of the market in which the Company competes, including the introduction of new products, pricing changes by the Company's competitors and growth rates of the office systems category; risks associated with the Company's growth strategy, including the risk that the Company's introduction of new products will not achieve the same degree of success achieved historically by the Company's products; the Company's indebtedness, which requires a substantial portion of the Company's cash flow from operations to be dedicated to debt service, making such cash flow unavailable for other purposes, and which could limit the Company's flexibility in reacting to changes in its industry or economic conditions generally;
the ability to resolve issues arising from the implementation of the Company's information systems project, which could impair the Company's operations if not resolved successfully or on time; possible risks relating to year 2000 issues; the Company's dependence on key personnel; the ability of the Company to maintain its relationships with its dealers; the Company's reliance on its patents and other intellectual property; environmental laws and regulations, including those that may be enacted in the future, that affect the ownership and operation of the Company's manufacturing plants; risks relating to potential labor disruptions; fluctuations in foreign currency exchange rates; and fluctuations in industry revenues driven by a variety of macroeconomic factors, including white-collar employment levels and corporate cash flows, as well as by a variety of industry factors such as corporate reengineering and restructuring, technology demands, ergonomic, health and safety concerns and corporate relocations.


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

At December 31, 1998, the Company had outstanding interest rate collar agreements with an aggregate notional principal amount of $115.0 million. Such agreements expired in April 1999. As such, as of September 30, 1999, the Company is no longer subjected to interest rate risk from interest rate collar agreements. There have been no other changes in the types of market risk to which the Company is exposed as disclosed in the Company's annual report on Form 10-K for the year ended December 31, 1998.

With the exception of the Company's variable rate debt obligation, there has been no material change in the carrying amounts or fair values of the Company's financial instruments that were disclosed in the Company's annual report on Form 10-K for the year ended December 31, 1998. Regarding the variable rate debt, the Company had $31.0 million of such debt outstanding at September 30, 1999, which is a decrease of $30.0 million from December 31, 1998. The fair value of this debt continues to approximate its carrying amount.

                            PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

In March 1999, eight class action complaints (Stark v. Knoll, Inc., et al., No. 17049NC; Guido v. Warburg, Pincus & Co., et al., No. 17052NC; Marotta v. Knoll, Inc., et al., No. 17053NC; Finkelstein v. Knoll, Inc., et al., No. 17055NC; Rausch v. Knoll, Inc., et al., No 17059NC; Hatfield v. Knoll, Inc., et al., No. 17068NC; Shervy v. Knoll, Inc., et al., No. 17073NC; Simms v. Knoll, Inc., et al., No. 17076NC) were filed in the Court of Chancery for the State of Delaware, New Castle County, relating to the initial merger proposal of the Continuing Stockholders contemplating the acquisition of all of the outstanding shares of common stock not owned by them at a price of $25.00 per share, which was previously discussed in Note 2 to the unaudited condensed consolidated financial statements. The Stark complaint was voluntarily dismissed, and the remaining seven complaints were consolidated into a single class action. The defendants named in the complaints were the Company, Burton B. Staniar, John W. Amerman, Robert J. Dolan, Jeffrey A. Harris, Sidney Lapidus, Kewsong Lee, John L. Vogelstein, John H. Lynch, Warburg, Pincus & Co., Warburg and E.M. Warburg, Pincus & Co., LLC. The complaints alleged breach of fiduciary duty on the part of the individual defendants in connection with the proposed purchase of such shares of common stock and sought a preliminary injunction, damages and rescission.

Generally, the lawsuits purported to be brought on behalf of the holders of common stock and alleged substantially similar claims of breach of fiduciary duty. In general, the plaintiffs alleged that the merger consideration was unjust and inadequate in that the intrinsic value of the shares of common stock was allegedly greater than the proposed merger consideration, in view of the Company's prospects; the proposed merger consideration included an inadequate premium; and the proposed merger consideration was designed to cap the market price of the shares of common stock before the trading price for the shares of common stock could recover from an alleged temporary downturn in the market. The lawsuits also generally sought injunctive relief, an injunction of the proposed merger (or, if consummated, rescission thereof), compensatory and other damages and an award of attorney's fees and expenses.

On June 21, 1999, the Company entered into a Memorandum of Understanding with counsel to the plaintiffs in such stockholder lawsuits. The Memorandum of Understanding provided for the settlement of such lawsuits based on the payment of a per share merger consideration of $28.00 and provided that the plaintiffs petition the court for certification of a class on a "non-opt-out" basis. On November 3, 1999, the proposed settlement of the litigation, as provided for in the Memorandum of Understanding, was approved by the Delaware Court of Chancery.


Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------

Restrictions on Dividends

The indenture relating to the Company's Senior Subordinated Notes and the credit agreement governing the Company's term and revolving credit facilities entered into in connection with the merger limit the Company's ability to pay dividends to its stockholders. The Company has not paid any dividends on its common stock, and any future determination to pay dividends will depend on the Company's results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant by the Board of Directors.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

a.  Exhibits:

    2*        Amended and Restated Agreement and Plan of Merger by and between
              Warburg, Pincus Ventures, L.P. and Knoll, Inc., dated as of
              July 29, 1999.
    10.1**    Letter Agreement between Oak Hill Securities Fund, L.P. and the
              Company, dated August 13, 1999.
    10.2***   Credit Agreement, dated as of October 20, 1999, by and among the
              Company, the Guarantors (as defined therein), the Lenders (as defined therein), Bank of America, N.A., as Administrative Agent, the Chase Manhattan Bank, as Syndication Agent, and Merrill Lynch
              & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as
              Documentation Agent.
    10.3      Supplemental Indenture No. 3, dated as of November 4, 1999, by and among the Company, the Guarantors (as defined therein), and
              The Bank of New York, as trustee, relating to the Company's
              10.875% Senior Subordinated Notes due 2006.
    27        Financial Data Schedule.

b.  Current Reports on Form 8-K:

    The Company did not file any reports on Form 8-K during the three months ended September 30, 1999.


------------------------------------------------------------------------------
*    Incorporated by reference to the Company's Definitive Proxy Statement on
     Schedule 14A, which was filed with the Securities and Exchange Commission on September 30, 1999.
** Incorporated by reference to the Company's Amendment No. 1 to Schedule 13E-3, which was filed with the Securities and Exchange Commission on September 10, 1999.
*** Incorporated by reference to the Company's Form 8-K dated November 4, 1999, which was filed with the Securities and Exchange Commission on November 5, 1999.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             KNOLL, INC.



Date:  November 15, 1999                     By:    /s/ Burton B. Staniar
                                                  --------------------------
                                                    Burton B. Staniar
                                                    Chairman of the Board


Date:  November 15, 1999                     By:    /s/ Douglas J. Purdom
                                                  --------------------------
                                                    Douglas J. Purdom
                                                    Senior Vice President and
                                                    Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------

Exhibit
Number                            Description
-------                           -----------

2* Amended and Restated Agreement and Plan of Merger by and between Warburg, Pincus Ventures, L.P. and Knoll, Inc., dated as of
         July 29, 1999.
10.1** Letter Agreement between Oak Hill Securities Fund, L.P. and the Company, dated August 13, 1999.
10.2*** Credit Agreement, dated as of October 20, 1999, by and among the Company, the Guarantors (as defined therein), the Lenders (as defined therein), Bank of America, N.A., as Administrative Agent, the Chase Manhattan Bank, as Syndication Agent, and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Documentation Agent.
10.3 Supplemental Indenture No. 3, dated as of November 4, 1999, by and among the Company, the Guarantors (as defined therein), and The Bank of New York, as trustee, relating to the Company's 10.875% Senior Subordinated Notes due 2006.
27       Financial Data Schedule.


------------------------------------------------------------------------------
*    Incorporated by reference to the Company's Definitive Proxy Statement on
     Schedule 14A, which was filed with the Securities and Exchange Commission on September 30, 1999.
** Incorporated by reference to the Company's Amendment No. 1 to Schedule 13E-3, which was filed with the Securities and Exchange Commission on September 10, 1999.
*** Incorporated by reference to the Company's Form 8-K dated November 4, 1999, which was filed with the Securities and Exchange Commission on November 5, 1999.