Form 10-K
period 1999-12-31
KNOLL INC
filed 2000-03-30
CIK 1011570

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

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

As of March 30, 2000, there were 23,285,098 shares of the Registrant's common stock, par value $0.01 per share, outstanding.


DOCUMENTS INCORPORATED BY REFERENCE
None.

===============================================================================

                               TABLE OF CONTENTS
                               -----------------


 Item                                                                    Page
------                                                                  ------

                                     PART I

   1.  Business.......................................................     2

   2.  Properties.....................................................     8

   3.  Legal Proceedings..............................................     9

   4.  Submission of Matters to a Vote of Security Holders............    10


                                    PART II

   5.  Market for Registrant's Common Equity and Related
         Stockholder Matters..........................................    11

   6.  Selected Financial Data........................................    12

   7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations....................................    13

  7A.  Quantitative and Qualitative Disclosures about Market Risk.....    19

   8.  Financial Statements and Supplementary Data....................    20

   9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure.....................................    20


                                    PART III

  10.  Directors and Executive Officers of the Registrant.............    21

  11.  Executive Compensation.........................................    24

  12.  Security Ownership of Certain Beneficial Owners and
         Management...................................................    28

  13.  Certain Relationships and Related Transactions.................    29


                                    PART IV

  14.  Exhibits, Financial Statement Schedules and Reports on
         Form 8-K.....................................................    32


  Signatures..........................................................    35

                                     PART I


ITEM 1.  BUSINESS

General

Knoll, Inc., a Delaware corporation, is engaged in the design, manufacture and distribution of office furniture products and accessories, focusing on the middle to high-end of the contract furniture market. The Company's principal executive offices are located at 1235 Water Street, East Greenville, Pennsylvania 18041, and its telephone number is (215) 679-7991.

Knoll, Inc. is the successor by merger to the business and operations of The Knoll Group, Inc. and related entities ("The Knoll Group" or the "Predecessor"), which were acquired on February 29, 1996 from Westinghouse Electric Corporation, currently known as CBS Corporation ("Westinghouse").
The Knoll Group was created by Westinghouse in 1989 and 1990, when it acquired The Shaw-Walker Company, Reff Inc. and Knoll International, Inc. and combined them with its Westinghouse Furniture Systems division. Unless the context requires or specifies otherwise, the terms "Knoll" and the "Company" refer to Knoll, Inc., its subsidiaries and predecessor entities as a combined entity.

On March 23, 1999, the Company received a proposal from Warburg, Pincus Ventures, L.P. ("Warburg") and certain members of Knoll management regarding a recapitalization (merger) transaction whereby the Company would acquire all of the outstanding shares of its common stock not owned by Warburg and certain members of Knoll management for $25.00 per share. The Board of Directors appointed a special committee, consisting of independent members of the Board of Directors, to consider the proposed merger. The special committee retained legal counsel and an investment banker to assist in evaluating the proposed merger. The proposed merger consideration was subsequently increased to $28.00 per share. On June 21, 1999, the Board of Directors, at the recommendation of the special committee, approved the proposed merger at a price of $28.00 per share. On that same day, Warburg and the Company entered into an agreement and plan of merger, which was subsequently amended on July 29, 1999. On October 20, 1999, the merger was approved by the holders of a majority of the outstanding shares of Knoll common stock at the Company's 1999 annual meeting of stockholders.

The merger of a newly formed entity, which was organized by Warburg, with and into Knoll, with Knoll continuing as the surviving corporation, was consummated on November 4, 1999. As a result of the merger, 17,738,634 shares of common stock held by the public stockholders of Knoll, other than Warburg and certain members of Knoll management, immediately prior to the merger were converted into the right to receive $28.00 per share in cash and were canceled. Furthermore, the Company's common stock ceased to be listed on the New York Stock Exchange ("NYSE"), and the registration of the Company's common stock under the Securities Exchange Act of 1934 (the "Exchange Act") was terminated.

Except as otherwise indicated, the market and Company market share data contained in this Form 10-K are based on preliminary information received from The Business and Institutional Furniture Manufacturer's Association ("BIFMA"), the United States ("U.S.") office furniture trade association. The Company believes that such data are considered within the industry to be the best available and generally are indicative of the Company's relative market share and competitive position.

Industry Overview

The U.S. office furniture market consists of five major product categories: office systems, seating, storage, desks and casegoods and tables. The following table indicates the percentage of sales that each product category contributed to the estimated U.S. office furniture industry in 1999.

                                              U.S.       % of U.S.
     Product Category                     Market Size      Market
     ----------------                    -------------   ----------
                                         (In Billions)

     Office systems....................      $4.3          34.8%
     Seating...........................       3.0          24.7
     Storage...........................       1.6          12.7
     Desks and casegoods...............       2.1          16.9
     Tables............................       0.8           6.4

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

Management believes that fundamental shifts in the workplace, including the continued proliferation of technology in the workplace, changes in corporate organizational structures and work processes and heightened sensitivity to concerns about ergonomic standards are influencing revenues in the office furniture industry. Companies increasingly use workplace design and furniture purchase decisions as catalysts for organizational and cultural change and to attract and retain talented employees. Several significant factors that influence these changes include: new office technology and the resulting necessity for improved wire and data management; continued corporate reengineering, restructuring and reorganizing; and corporate relocations. Management also believes that there are certain macroeconomic conditions, including white-collar employment levels and corporate cash flow, that influence industry revenues.

Management is aware of many current and potential initiatives by existing competitors, as well as new entrants, to sell, distribute, market or service office furniture and related products via the Internet. These initiatives may compete with existing office furniture companies, such as Knoll, and may affect the office furniture industry's existing channels of distribution. The Company is currently developing initiatives in an effort to take advantage of opportunities presented by the Internet. There can be no assurance that any of such initiatives will be successful or materially affect the Company's results of operations or financial condition. Management is currently unable to predict the extent to which the current or potential Internet initiatives may affect the demand for the Company's products or the financial condition of the office furniture industry, although the Company believes that competitive pressures may increase as a result of these dynamics.

Products

The Company offers a broad range of office furniture products and accessories that support the Company's strategy of being a one-stop source for high quality office furniture. The Company's five basic product categories offered in North America are as follows: (i) office systems, (ii) seating, (iii) storage solutions and filing cabinets, (iv) desks and casegoods and (v) tables. The Company also offers specialty products that are sold under the KNOLLSTUDIO, KNOLLEXTRA, KNOLLTEXTILES and SPINNEYBECK names. KNOLLSTUDIO features the Company's signature design classics, including high image side chairs, sofas, desks and tables for both office and home use, while KNOLLEXTRA, KNOLLTEXTILES and SPINNEYBECK feature products that complement the Company's office system and seating product categories.

The following is a description of the Company's major product categories and lines:

Office Systems

The Company offers a complete line of office system products, comprised mainly of the REFF, CURRENTS, MORRISON, EQUITY and DIVIDENDS product lines, in order to meet the needs of a variety of businesses. Office systems may be used for teamwork settings, private offices and open floor plans and are comprised of adjustable partitions, work surfaces, storage cabinets and electrical and lighting systems that can be moved, re-configured and re-used within the office. Office systems, therefore, offer a cost effective and flexible alternative to traditional drywall office construction. The Company has focused on this area of the office furniture industry because it is the industry's largest product category, typically provides attractive gross margins and often leads to repeat and add-on sales of additional office systems, complementary furniture and furniture accessories. Office systems accounted for approximately 68.9% of the Company's sales in 1999, 68.4% of sales in 1998 and 67.2% of sales in 1997.

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

Storage Solutions and Filing Cabinets

The Company offers a variety of storage options, as part of its CALIBRE collection, designed to be integrated with its office systems as well as with its and others' stand-alone furniture. These products consist of stand-alone metal filing, storage and desk products that integrate into and support the Company's office system sales. They also function as freestanding furniture in private offices or open-plan environments.

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

KNOLLSTUDIO

The Company's historically significant KNOLLSTUDIO collection serves the design-conscious segment of the fine contract furniture market, providing the architecture and design community and customers with sophisticated furniture for high-profile office and home uses. KNOLLSTUDIO provides a marketing umbrella for the full range of the Company's office products and is recognized as the "design engine" of the Company. KNOLLSTUDIO products, which include a wide variety of high image side chairs, sofas, desks and conference, training, side and dining tables, were created by many of the twentieth century's most prominent architects and designers, such as

Ludwig Mies van der Rohe, Marcel Breuer, Eero Saarinen and Frank Gehry, for prestigious corporate and residential interiors. In June 1999, the Company became the exclusive North American distributor of certain design classics of Fritz Hansen A/S, which are being offered by KNOLLSTUDIO. The KNOLLSTUDIO line also offers a signature collection of products designed by Maya Lin, the internationally-known designer of the Vietnam Veterans Memorial in Washington, D.C. KNOLLSTUDIO includes complete collections by individual designers as well as distinctive single items.

KNOLLEXTRA

KNOLLEXTRA is a line of desk and office accessories, including letter trays, sorters, binder bins, file holders, calendars, desk pads, planters, wastebaskets and bookends. KNOLLEXTRA also offers a number of computer accessories and ergonomic office products. Not only does this product line complement the Company's office system products, but it is also sold to customers for use with other manufacturers' products.

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

Leather

Spinneybeck Enterprises, Inc., a wholly-owned subsidiary of the Company, supplies quality upholstery leather that is used on Knoll furniture and is sold to customers, including primarily other office furniture manufacturers, upholsterers, aviation, custom coach and boating manufacturers and the architecture and design community, for use on their products.

European Products

Much like North America, Knoll Europe has a product offering that allows customers to single-source a complete office environment, including certain products designed specifically for the European market. Knoll Europe's core product categories include: (i) office systems, including the HANNAH DESKING SYSTEM and the PL1 SYSTEM, which are targeted to Northern Europe, the ALESSANDRI SYSTEM, which is targeted to the French market, and the SOHO DESKING SYSTEM; (ii) KNOLLSTUDIO, which serves the image and design-oriented segment of the fine furniture market; (iii) seating, including a comprehensive range of chairs such as SAPPER, BULLDOG, PARACHUTE and SOHO; and (iv) storage cabinets, which are designed to complement its office system products. The Company also sells its products designed and manufactured in North America to the international operations of its core North American customers.

Product Design and Development

Knoll's design philosophy is linked to its commitment to working with some of the world's preeminent designers to develop products that delight and inspire. The Company has won numerous design awards and has more than 30 products in the design collection of the Museum of Modern Art. The Company's collection of classic and current designs includes works by such internationally recognized architects and designers as Ludwig Mies van der Rohe, Marcel Breuer, Eero Saarinen, Harry Bertoia, Massimo Vignelli, Frank Gehry and Maya Lin. Today, the Company continues to engage prominent outside architects and designers to create new products and product enhancements. By combining the creative vision of architects and designers with a corporate commitment to products that address changing business needs, the Company seeks to launch new offerings that achieve recognition in the architecture and design community and generate strong demand among corporate customers.

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

In addition to coordinating sales efforts with the Company's sales representatives, the Company's dealers generally handle project management, installation and maintenance for the account after the initial product selection and sale. Although many of these dealers also carry products of other manufacturers, none of them acts as a dealer for the Company's principal direct competitors. The Company has not experienced significant turnover in its dealer network except at its own initiative. The dealer's economic investment in learning all aspects of a particular manufacturer's product offerings and the value of the relationships the dealer forms with the Company and with customers discourage dealers from changing their vendor affiliations. The Company is not dependent on any one of its dealers, the largest of which accounted for less than 5.5% of the Company's North American sales in 1999. Additionally, no single customer represented more than 2.5% of the Company's North American sales during 1999. However, a number of U.S. government agencies purchase the Company's products through multiple contracts with the General Services Administration ("GSA"). Sales to government entities under the GSA contracts aggregated approximately 7.7% of consolidated sales in 1999.

In Europe, the Company sells its products in largely the same manner as it does in North America, through a direct sales force and a network of dealers, though each major European market has its own distinct characteristics. Knoll Europe accounted for approximately 5.7% of the Company's sales in 1999. In the Latin American and Asia-Pacific markets, which accounted for less than 1.0% of the Company's sales in 1999, the Company uses both dealers and independent licensees.

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

Raw Materials and Suppliers

The Company's purchasing function in North America is centralized in its East Greenville facility. This centralization, in addition to close working relationships formed with its main suppliers, has enabled the Company to focus on achieving purchasing economies and "just-in-time" inventory practices. The Company uses steel, lumber, paper, paint, plastics, laminates, particleboard, veneers, glass, fabrics, leathers and upholstery filling material. The Company currently does not maintain any long-term supply contracts and believes that the supply sources for these materials are adequate. The Company does not rely on any sole source suppliers for any of its raw materials, except for certain electrical products.

Competition

The office furniture market is highly competitive. Office furniture companies compete on the basis of (i) product design, including performance, ergonomic and aesthetic factors, (ii) product quality and durability, (iii) price (primarily in the middle and budget segments), (iv) on-time delivery and
(v) service and technical support. In the United States, where the Company had an estimated 7.5% market share and derived approximately 91.7% of its sales in 1999, five companies (including the Company) represented approximately 61.1% of the market in 1999.

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

Patents and Trademarks

The Company has approximately 103 active United States utility patents on various components used in its products and systems and approximately 128 active United States design patents. The Company also has approximately 210 patents in various foreign countries. Knoll(R), KnollStudio(R), KnollExtra(R), Good Design Is Good Business(R), Bulldog(R), Calibre(R), Currents(R), Dividends(R), Equity(R), Parachute(R), Propeller(R) and Reff(TM) are trademarks of the Company. The Company considers securing and protecting its intellectual property rights to be important to its business.

Backlog

The Company's backlog of unfilled orders was $203.3 million at December 31, 1999 and $159.2 million at December 31, 1998. The Company manufactures substantially all of its products to order and expects to fill substantially all outstanding unfilled orders within the next twelve months. As such, backlog is not a significant factor used to predict the Company's long-term business prospects.

Foreign and Domestic Operations

For information regarding foreign and domestic operations, refer to Note 20 (Segment and Geographic Region Information) of the Notes to the Consolidated Financial Statements on page F-23.

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

The Company has been identified as a potentially responsible party pursuant to the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") for remediation costs associated with waste disposal sites previously used by the Company. CERCLA imposes liability without regard to fault or the legality of the disposal. The remediation costs at the CERCLA sites are unknown; however, the Company does not expect its liability to be material to the Company as a whole. At each of the sites, the Company is one of many potentially responsible parties and expects to have only a small percentage of liability. At some of the sites, the Company expects to qualify as a de minimis or de micromis contributor, eligible for a cash-out settlement. In addition, Westinghouse has agreed to indemnify the Company for certain costs associated with certain CERCLA liabilities known as of the date of the acquisition of the Company from Westinghouse.

Employees

As of February 29, 2000, the Company employed a total of 4,378 people, including 2,961 hourly and 1,417 salaried employees. The Grand Rapids, Michigan plant is the only unionized plant within the U.S., with the Carpenters and Joiners of America-Local 1615 having a four-year contract expiring August 26, 2002. Management believes that relations with this union are positive. In 1998, there was an unsuccessful attempt to unionize employees at the Company's Muskegon, Michigan facility. The Company believes that relations with its employees in Muskegon and throughout North America are good. Nonetheless, it is possible that Company employees may attempt to unionize in the future. Certain workers in the Company's facilities in Italy are represented by unions. The Company has experienced brief work stoppages from time to time at the Company's plants in Italy, certain of which related to national or local issues. Such work stoppages have not materially affected the Company.


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

The Company owns one approximately 545,000 square foot manufacturing facility in Grand Rapids, Michigan. In Muskegon, Michigan, the Company owns one approximately 334,000 square foot plant and leases one approximately 105,000 square foot building for manufacturing. The Company's plants in Toronto, Canada consist of one approximately 408,000 square foot owned building and two leased properties aggregating approximately 157,000 square feet. The Company's owned facilities in East Greenville, Grand Rapids and Muskegon are encumbered by mortgages securing the Company's indebtedness under its $650.0 million senior credit agreement.

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

GSA Claims

The Company, for a number of years, has sold various products to the United States Government under GSA multiple award schedule contracts. The GSA is permitted to audit the Company's compliance with the terms of the GSA contracts. As a result of one such audit, the GSA has asserted refund claims under 1985-1988 and 1987-1990 contracts between GSA and The Shaw-Walker Company, which has been merged into the Company, for approximately $2.15 million ("Shaw-Walker GSA Claims") and has other contracts under audit review. The former shareholders of The Shaw-Walker Company have agreed to indemnify the Company for the Shaw-Walker GSA Claims. Based upon information presently known, management disputes the audit results and does not expect resolution of the Shaw-Walker GSA Claims to have a material adverse effect on the Company's consolidated financial statements.

Certain Stockholder Litigation

In March 1999, eight class action complaints (Stark v. Knoll, Inc., et al., No. 17049NC; Guido v. Warburg, Pincus & Co., et al., No. 17052NC; Marotta v. Knoll, Inc., et al., No. 17053NC; Finkelstein v. Knoll, Inc., et al., No. 17055NC; Rausch v. Knoll, Inc., et al., No 17059NC; Hatfield v. Knoll, Inc., et al., No. 17068NC; Shervy v. Knoll, Inc., et al., No. 17073NC; Simms v. Knoll, Inc., et al., No. 17076NC) were filed in the Court of Chancery for the State of Delaware, New Castle County, relating to the initial merger proposal of Warburg and certain members of Knoll management contemplating the acquisition of all of the outstanding shares of common stock not owned by them at a price of $25.00 per share, which was previously discussed under "General" in Item 1, "Business." The Stark complaint was voluntarily dismissed, and the remaining seven complaints were consolidated into a single class action. The defendants named in the complaints were Knoll, Burton B. Staniar, John W. Amerman, Robert J. Dolan, Jeffrey A. Harris, Sidney Lapidus, Kewsong Lee, John L. Vogelstein, John H. Lynch, Warburg, Pincus & Co., Warburg and E.M. Warburg, Pincus & Co., LLC. The complaints alleged breach of fiduciary duty on the part of the individual defendants in connection with the proposed purchase of such shares of common stock and sought a preliminary injunction, damages and rescission.

Generally, the lawsuits purported to be brought on behalf of the holders of common stock and alleged substantially similar claims of breach of fiduciary duty. In general, the plaintiffs alleged that the proposed merger consideration was unjust and inadequate in that the intrinsic value of the shares of common stock was allegedly greater than the proposed merger consideration, in view of the Company's prospects; the proposed merger consideration included an inadequate premium; and the proposed merger consideration was designed to cap the market price of the shares of common stock before the trading price for the shares of common stock could recover from an alleged temporary downturn in the market. The lawsuits also generally sought injunctive relief, an injunction of the proposed merger (or, if consummated, rescission thereof), compensatory and other damages and an award of attorney's fees and expenses.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on October 20, 1999. The Company's stockholders were asked to take the following actions at the meeting:

(1) Consider and vote upon a proposal to approve and adopt the Agreement and Plan of Merger, dated as of June 21, 1999 (as amended on July 29, 1999) and the transactions contemplated thereby ("Proposal 1").

(2) Elect nine directors of the Company to serve until the next annual meeting of stockholders of Knoll or until their successors are elected and qualified ("Proposal 2").

(3) Ratify the appointment of the firm Ernst & Young LLP as independent auditors of the Company for the 1999 fiscal year ("Proposal 3").

With respect to Proposal 2, all nine individuals nominated for director were elected. The nominees and the votes each received are as follows:

               Nominee                 For          Withheld
     ---------------------------   ------------   ------------
     Burton B. Staniar..........    35,145,549      157,820
     John H. Lynch..............    35,145,679      157,690
     Andrew B. Cogan............    35,145,586      157,783
     John W. Amerman............    35,145,679      157,690
     Robert J. Dolan............    35,145,679      157,690
     Jeffrey A. Harris..........    35,145,679      157,690
     Sidney Lapidus.............    35,145,549      157,820
     Kewsong Lee................    35,145,679      157,690
     Henry B. Schacht...........    35,145,679      157,690

Proposal 1 and Proposal 3 were also approved by affirmative vote of a majority of shares of common stock present at the annual meeting. Each of these proposals received the following votes:

                                                                     Broker
          Proposal            For         Against      Abstain      Non-Votes
     ------------------   ------------   ----------   ----------   -----------
     Proposal 1........    29,929,743      11,478        5,324      5,356,824
     Proposal 3........    35,272,677       3,440       27,252             --

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information and Dividend Policy

Since cessation of trading on November 3, 1999, the day before consummation of the merger, there has been no established trading market for the Company's common stock, par value $0.01 per share. From May 9, 1997, the date of the Company's initial public offering, through November 3, 1999, the Company's common stock was traded on the NYSE. The following table sets forth, for the periods indicated, high and low closing sales prices for Knoll's common stock as reported by the NYSE.

                                             High         Low
                                          ----------   ----------
     1998
     ----
     First quarter......................   42 1/8        29 3/8
     Second quarter.....................   40 9/16       27
     Third quarter......................   37            21 7/8
     Fourth quarter.....................   30 1/8        19 1/4

     1999
     ----
     First quarter......................   29 15/16      15 1/4
     Second quarter.....................   26 3/4        23 3/4
     Third quarter......................   27 1/2        26 3/8
     Fourth quarter (through
       November 3, 1999)................   28            27 1/16

As of March 30, 2000, there were 38 holders of record of the Company's common stock.

The credit agreement governing the Company's credit facilities and the indenture relating to the Company's 10.875% Senior Subordinated Notes due 2006 (the "Senior Subordinated Notes") contain certain covenants that, among other things, limit the Company's ability to purchase Knoll stock and pay dividends to its stockholders. The Company has never paid any dividends on its common stock, and any future determination to pay dividends will depend on the Company's results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant by the Board of Directors.

Recent Sales of Unregistered Securities

On November 4, 1999, the Company, pursuant to the Knoll, Inc. Retirement Savings Plan, granted a total of 150,100 shares of Knoll common stock to substantially all individuals employed by the Company in the U.S. as of such date. These grants will vest ratably according to years of service, with such shares being 100% vested at the end of five years of service. The Company did not receive any consideration for such grants. These grants were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 (the "Securities Act") and Rule 701 promulgated thereunder.

Options to purchase 1,870,500 shares of Knoll common stock were granted to certain employees of the Company on November 4, 1999 pursuant to the Knoll, Inc. 1999 Stock Incentive Plan. These options were granted at an exercise price of $28.00, will vest in installments over four years (30% on November 4, 2000, 20% on each of November 4, 2001 and 2002 and 30% on November 4, 2003) and may be exercised pursuant to the terms of the related stock option agreements. The Company did not receive any consideration for such grants. These grants were exempt from registration under the Securities Act as not involving the sale of a security.

Options to purchase 10,000 shares of Knoll common stock were granted to certain employees of the Company on March 6, 2000 pursuant to the Knoll, Inc. 1999 Stock Incentive Plan. These options were granted at an exercise price of $28.00, will vest in installments over four years (30% on March 6, 2001, 20% on each of March 6, 2002 and 2003 and 30% on March 6, 2004) and may be exercised pursuant to the terms of the related stock option agreements. The Company did not receive any consideration for such grants. These grants were exempt from registration under the Securities Act as not involving the sale of a security.


ITEM 6.  SELECTED FINANCIAL DATA

The following table presents selected consolidated financial information of the Predecessor as of the dates and for the periods indicated and selected consolidated financial information of the Company as of the dates and for the periods indicated. The consolidated financial information of the Predecessor and the Company has been derived from audited financial statements of the Predecessor and the Company, respectively. The selected financial information should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, "Financial Statements and Supplementary Data."

                               Predecessor          |                      The Company
                        --------------------------  |  ------------------------------------------------------
                                       Two Months   |   Ten Months
                         Year Ended      Ended      |     Ended              Years Ended December 31,
                        December 31,  February 29,  |  December 31,  ----------------------------------------
                            1995          1996      |      1996          1997          1998          1999
                        ------------  ------------  |  ------------  ------------  ------------  ------------
                             (In Thousands)         |                      (In Thousands)
                                                    |
Operating Data                                      |
Sales.................    $620,892      $ 90,232    |    $561,534      $810,857      $948,691      $984,511
Cost of sales ........     417,632        59,714    |     358,841       489,962       572,756       593,442
                          --------      --------    |    --------      --------      --------      --------
Gross profit..........     203,260        30,518    |     202,693       320,895       375,935       391,069
Selling, general and                                |
  administrative                                    |
  expenses............     138,527        21,256    |     131,349       183,018       204,392       206,919
Westinghouse long-                                  |
  term incentive                                    |
  compensation........          --        47,900    |          --            --            --            --
Allocated corporate                                 |
  expenses............       9,528           921    |          --            --            --            --
                          --------      --------    |    --------      --------      --------      --------
Operating income                                    |
  (loss)..............      55,205       (39,559)   |      71,344       137,877       171,543       184,150
Interest expense......       1,430           340    |      32,952        25,075        16,860        21,611
Recapitalization                                    |
  expense.............          --            --    |          --            --            --         6,356
Other income                                        |
  (expense), net......      (1,597)         (296)   |         447         1,667         2,732          (670)
                          --------      --------    |    --------      --------      --------      --------
Income (loss) before                                |
  income tax expense                                |
  (benefit) and                                     |
  extraordinary item..      52,178       (40,195)   |      38,839       114,469       157,415       155,513
Income tax expense                                  |
  (benefit)...........      22,846       (16,107)   |      16,844        48,026        64,371        66,351
                          --------      --------    |    --------      --------      --------      --------
Income (loss) before                                |
  extraordinary item..      29,332       (24,088)   |      21,995        66,443        93,044        89,162
Extraordinary loss                                  |
  on early                                          |
  extinguishment  of                                |
  debt, net of taxes..          --            --    |       5,159         5,337            --        10,801
                          --------      --------    |    --------      --------      --------      --------
Net income (loss).....    $ 29,332      $(24,088)   |    $ 16,836      $ 61,106      $ 93,044      $ 78,361
                          ========      ========    |    ========      ========      ========      ========

                                Predecessor    |                        The Company
                               --------------  |  --------------------------------------------------------
                                               |                        December 31,
                                December 31,   |  --------------------------------------------------------
                                    1995       |      1996            1997          1998          1999
                               --------------  |  ------------    ------------  ------------  ------------
                               (In Thousands)  |                       (In Thousands)
                                               |
Balance Sheet Data                             |
Working capital..............     $ 82,698     |    $ 64,754        $ 65,553      $ 95,040      $104,087
Total assets.................      656,710     |     675,712         680,859       714,027       742,306
Total long-term debt,                          |
  including current portion..        3,538     |     354,154         207,029       169,255       610,376
Total liabilities............      176,259     |     497,908         392,570       370,177       836,500
Stockholders' equity                           |
  (deficit)..................      480,451     |     177,804         288,289       343,850       (94,194)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Item 8, "Financial Statements and Supplementary Data."

Background

Knoll completed an initial public offering of its common stock during the second quarter of 1997. An aggregate of 9,200,000 shares, including 720,000 shares sold by a selling stockholder, were sold during May and June 1997 at $17.00 per share.

On November 4, 1999, pursuant to an Agreement and Plan of Merger dated as of June 21, 1999 (as amended on July 29, 1999), between Warburg and Knoll, the Company completed a recapitalization (merger) transaction whereby a newly formed entity, which was organized by Warburg, was merged with and into Knoll, with Knoll continuing as the surviving corporation. As a result of the merger, 17,738,634 shares of common stock held by the public stockholders of Knoll, other than Warburg and certain members of Knoll management, immediately prior to the merger were converted into the right to receive $28.00 per share in cash and were canceled. Furthermore, the Company's common stock ceased to be listed on the NYSE, and the registration of the Company's common stock under the Exchange Act was terminated.

The merger and related transactions were accounted for as a leveraged recapitalization. The historical accounting basis of Knoll's assets and liabilities were retained subsequent to the transactions. See Note 4 to the consolidated financial statements for further discussion of the merger.

Results of Operations

Sales

Despite nearly a 1.0% decrease in sales in the office furniture industry in 1999 compared to 1998, the Company's sales grew 3.8%, to $984.5 million in 1999. Such growth resulted from increased volume in North America offset in part by a reduction of volume in Europe. The Company's 1998 sales of $948.7 million were up 17.0%, or $137.8 million, from $810.9 million in sales for 1997 as a result of increased volume company-wide. The increased volume was primarily attributable to office systems and storage products in 1999 and office systems and specialty products in 1998. Management believes that office systems is the largest and fastest growing product category in the industry. BIFMA estimates that U.S. sales of office systems were $4.3 billion, or 34.8% of total industry sales, in 1999. Office systems accounted for 68.9% of the Company's sales in 1999, 68.4% of sales in 1998 and 67.2% of sales in 1997.

Gross Profit and Operating Income

The Company's gross profit and operating income as a percentage of sales continue to be very strong. Both have continued to benefit from increasing volume and a continued focus on cost control. As a percentage of sales, gross profit was 39.7% for 1999 and 39.6% for 1998 and 1997 and operating income was 18.7% for 1999, 18.1% for 1998 and 17.0% for 1997. The Company's 1999 gross profit and operating income were impacted negatively by manufacturing inefficiencies at the Company's Toronto facility that resulted in part from implementation issues associated with the transition to a new manufacturing system.

Although selling, general and administrative expenses increased on a relative dollar basis in 1999 compared to 1998 and in 1998 compared to 1997, such expenses decreased as a percentage of sales. The increases on a relative dollar basis were due primarily to increased expenses related to sales and technology initiatives in 1999 and incremental employee costs related to higher sales, profit and employment levels in 1998. The Company's selling, general and administrative expenses as a percentage of sales decreased to 21.0% for 1999 from 21.5% for 1998 and 22.6% for 1997.

Interest Expense

In 1997, the Company redeemed an aggregate principal amount of $57.8 million of its Senior Subordinated Notes and repaid $89.2 million of bank debt. Thus, the Company's 1998 interest expense was impacted favorably compared to 1997 as a result of the overall reduction of debt. The Company continued to reduce its bank debt during 1999, paying down $47.0 million through November 3, 1999. Then, on November 4, 1999, in connection with the merger, the Company incurred $533.0 million of debt under a new senior credit agreement with higher interest rates. This significant additional debt negatively impacted the Company's interest expense for 1999. See "Liquidity and Capital Resources" for further discussion of the events discussed above.

Recapitalization Expense

The Company incurred $6.4 million of expense relating to the recapitalization of the Company that occurred upon consummation of the merger.

Income Tax Expense

With operations in the U.S., Canada and various countries in Europe, the Company's effective tax rate is directly affected by the mix of pretax income and the varying effective tax rates attributable to the countries in which it operates. This changing mix is primarily responsible for the decrease in the effective tax rate from 42.0% in 1997 to 40.9% in 1998. The increase in the effective tax rate to 42.7% in 1999 was related somewhat to the changing mix but was due primarily to $5.2 million of recapitalization expense that is not expected to be deductible for income tax purposes.

Extraordinary Items

In connection with the merger, Knoll refinanced $14.0 million owed under its senior credit agreement that existed immediately prior to the merger and paid the holders, as of August 13, 1999, of its Senior Subordinated Notes a fee of $12.9 million for their consent to certain amendments to the indenture governing the Senior Subordinated Notes. The amendments allowed the Company to complete the merger without violating the covenants under the indenture.
The Company accounted for the refinancing of the debt under the then-existing credit agreement and the modification of debt terms under the indenture for the Senior Subordinated Notes as extinguishments of debt. Such treatment resulted in an extraordinary loss of $17.9 million on a pretax basis ($10.8 million on an after-tax basis) in 1999. This loss consisted of the $12.9 million consent fee paid to the noteholders and $5.0 million of unamortized financing costs that were written-off, of which $0.9 million related to the refinanced debt and $4.1 million related to the Senior Subordinated Notes.

In connection with the Company's May 1997 initial public offering, Knoll executed an early redemption of an aggregate principal amount of $57.8 million of its Senior Subordinated Notes. As a result of this redemption, the Company recorded an extraordinary loss of $8.8 million on a pretax basis ($5.3 million on an after-tax basis) in 1997. Such loss consisted of a $5.7 million premium paid and $3.1 million of unamortized financing costs that were written-off.

Initial Public Offering

The Company generated net proceeds of $133.4 million from the sale of 8,480,000 shares of Knoll common stock in its 1997 initial public offering. The Company used those net proceeds together with $11.7 million borrowed under its then-existing revolving credit facility to redeem 800,000 shares of Series A Preferred Stock for $80.0 million and, as previously discussed, to redeem an aggregate principal amount of $57.8 million of the Senior Subordinated Notes for $65.1 million. If the Company assumes that these events had occurred at the beginning of 1997, net income, on a pro forma basis, would have been $68.1 million for 1997. Thus, historical net income of $93.0 million for 1998 would have grown 36.6% from pro forma net income for 1997.

Liquidity and Capital Resources

The following table highlights certain key cash flow and capital information pertinent to the discussion that follows:

                                             1999         1998         1997
                                          ----------   ----------   ----------
                                                     (In Thousands)
     Cash provided by operating
       activities.......................   $127,987     $114,563    $ 135,262
     Capital expenditures...............     25,095       36,390       33,080
     Payment of merger consideration....    496,682           --           --
     Payment of recapitalization costs..      8,843           --           --
     Payment of consent fee.............     12,870           --           --
     Purchase of common stock...........     28,703       38,849           --
     Net proceeds from issuance of
       stock............................      4,746        4,813      133,559
     Redemption of preferred stock......         --           --      (80,000)
     Net proceeds from (repayment of)
       long-term debt...................    441,250      (37,799)    (146,988)

The Company continued to generate strong cash flow from operating activities in 1999 primarily as a result of its improved earnings before recapitalization expense and noncash and extraordinary items offset by cash used for working capital purposes. The Company's cash flow provided by operations has generally been used to fund capital expenditures, working capital requirements and debt service, and in 1998 and 1999, it was also used to repurchase shares of common stock under a share repurchase program.

The Company's capital expenditures are typically for new manufacturing equipment and information systems. However, in 1998, the Company also incurred capital expenditures of $3.9 million for the expansion of three U.S. manufacturing facilities by an aggregate of approximately 139,000 square feet. The Company estimates that capital expenditures for 2000 will be approximately $31.0 million.

In connection with the merger consummated on November 4, 1999, the Company transferred an aggregate of $496.7 million of merger consideration to its exchange agent for the 17,738,634 shares of common stock that were converted into the right to receive $28.00 per share and were canceled. In addition, the Company incurred recapitalization costs totaling $9.1 million, of which $8.8 million was paid in 1999, and as previously discussed, paid the holders of its Senior Subordinated Notes an aggregate consent fee of $12.9 million. In order to finance these transactions, the Company incurred debt of $533.0 million. See below for further discussion of the debt incurred.

In September 1998, the Board of Directors approved a share repurchase program that authorized the repurchase of 3.0 million shares of the Company's common stock. On February 2, 1999, the Board of Directors approved an increase of
2.0 million shares to the program. The Company purchased a total of 2,894,700 shares of its common stock (1,187,000 shares during the first two months of 1999 and 1,707,700 shares during 1998) for $67.5 million under the program.

As previously discussed, in 1997, the Company completed an initial public offering that generated net proceeds of $133.4 million from its sale of 8,480,000 shares of common stock. The Company used those net proceeds together with $11.7 million borrowed under its then-existing revolving credit facility to redeem 800,000 shares of Series A Preferred Stock for $80.0 million and to redeem an aggregate principal amount of $57.8 million of the Senior Subordinated Notes for $65.1 million (including a redemption premium of $5.7 million and accrued and unpaid interest thereon of $1.6 million). In addition to the redemption of a portion of the Senior Subordinated Notes, the Company repaid $89.2 million of senior bank debt during 1997.

The Company continued to reduce its outstanding senior bank debt up until the time of the consummation of the merger. The Company repaid $38.0 million of such debt during 1998 and $47.0 million from January 1, 1999 through November 3, 1999.

In connection with the consummation of the merger on November 4, 1999, the Company repaid all of its then-outstanding senior indebtedness, which amounted to $14.0 million, and incurred debt totaling $533.0 million under a new senior credit agreement. The new credit agreement provides up to $650.0 million to
(i) fund the merger and related fees and expenses, (ii) refinance all amounts owing under the Company's senior credit agreement that existed immediately prior to the merger and (iii) provide for working capital and ongoing general corporate purposes. The agreement consists of a $325.0 million six-year term loan facility and a $325.0 million six-year revolving credit facility and contains restrictive covenants, financial covenants and events of default. Among other things, the restrictive covenants limit the Company's ability to incur additional indebtedness, pay dividends, purchase Company stock, make investments, grant liens and engage in certain other activities.

Borrowings under the new credit agreement bear interest at a floating rate based, at the Company's option, upon (i) the Eurodollar rate (as defined therein) plus an applicable percentage that is subject to change based upon the Company's ratio of funded debt to earnings before income taxes, depreciation, amortization and other noncash charges ("EBITDA") or (ii) the greater of the federal funds rate plus 0.5% or the prime rate, plus an applicable percentage that is subject to change based upon the Company's ratio of funded debt to EBITDA. The Company is required to make quarterly principal payments under the term loan facility. Aggregate annual amounts due are as follows: $17.5 million in 2000, $31.25 million in 2001, $52.5 million in 2002, $63.75 million in 2003,
$81.25 million in 2004 and $75.0 million in 2005. Loans made pursuant to the revolving credit facility may be borrowed, repaid and reborrowed from time to time until November 4, 2005. The Company repaid $3.75 million and $27.0 million of borrowings under the term loan facility and revolving credit facility, respectively, in December 1999. As of December 31, 1999, the Company had an aggregate of $141.5 million available for borrowing under the revolving credit facility.

In addition to the credit facilities, the Company had $107.2 million aggregate principal amount of Senior Subordinated Notes outstanding as of December
31, 1999. The Senior Subordinated Notes are subordinated to all of the Company's existing and future senior indebtedness, including all indebtedness under the senior credit agreement. The indenture governing the Senior Subordinated Notes imposes certain restrictions on the Company and its subsidiaries, including restrictions on the ability to incur indebtedness, pay dividends, purchase Company stock, make investments, grant liens and engage in certain other activities. The Company may be required to purchase the Senior Subordinated Notes upon a change of control (as defined in the indenture) and in certain circumstances with the proceeds of asset sales. The Senior Subordinated Notes are redeemable at the Company's option at any time after March 15, 2001, initially at 105.438% of their principal amount at maturity, plus accrued interest, declining to 100.0% of their principal amount at maturity, plus accrued interest, on or after March 15, 2004.

The Company's foreign subsidiaries maintain local credit facilities to provide credit for overdraft, working capital and other purposes. As of December 31, 1999, total credit available under such facilities was approximately $10.1 million, and there were no outstanding borrowings under the facilities. The Company believes that it is currently in compliance with all terms of its indebtedness.

The Company continues to have significant liquidity requirements. In addition to working capital needs and the need to fund capital expenditures to support the Company's growth initiatives, the Company has significant cash requirements for debt service. The Company believes that existing cash balances and internally generated cash flows, together with borrowings available under the revolving credit facility of its credit agreement, will be sufficient to fund normal working capital needs, capital spending requirements and debt service requirements for at least the next 12 months.

Inflation

There was no significant impact on Knoll's operations as a result of inflation during the three years ended December 31, 1999.

Backlog

The Company's backlog of unfilled orders was $203.3 million at December 31, 1999 and $159.2 million at December 31, 1998. The Company manufactures substantially all of its products to order and expects to fill substantially all outstanding unfilled orders within the next twelve months. As such, backlog is not a significant factor used to predict the Company's long-term business prospects.

Impact of Year 2000

In 1997, the Company initiated a strategic project to replace and enhance its manufacturing and business systems (software and hardware) in North America with a new fully integrated system intended to enhance its order entry response time and accuracy, improve manufacturing processes, reduce delivery times, improve shipping accuracy and reduce fixed costs. In connection with this project, the Company addressed the issue of year 2000 compliance of its information systems and embedded chips in equipment, in both North America and Europe, as well as the year 2000 readiness of its vendors, dealers and other third parties. In late 1999, the Company completed the installation of the new system and completed its efforts to remedy problems related to embedded chips that were determined not to be year 2000 compliant. Through December 31, 1999, the Company incurred expenditures of approximately $35.0 million ($25.4 million expense and $9.6 million capital) related to the project.

The Company has not experienced any significant disruptions in mission critical information technology and non-information technology systems and believes that its systems have thus far responded successfully to the year 2000 date change. The Company is not aware of any material problems resulting from year 2000 issues, either with its internal systems or the systems or products of its vendors, dealers and other third parties. The Company intends to continue to monitor its mission critical information systems throughout the year 2000 and address any significant latent year 2000 issues that may arise. If the Company or its vendors, dealers and other third parties are unable to successfully address significant latent year 2000 issues that may arise, a material adverse effect on the Company's operations could result. At this time, the Company is not aware of any such issues.

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

Compliance with more stringent laws or regulations, or stricter interpretation of existing laws, may require additional expenditures by the Company, some of which may be material. The Company has been identified as a potentially responsible party pursuant to CERCLA for remediation costs associated with waste disposal sites previously used by the Company. The remediation costs at these CERCLA sites are unknown, but the Company does not expect any liability it may have under CERCLA to be material, based on the information presently known to the Company. In addition, Westinghouse has agreed to indemnify the Company for certain costs associated with CERCLA liabilities known as of the date of the acquisition of the Company from Westinghouse.

Statement Regarding Forward-Looking Disclosure

Certain portions of this Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain various forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that represent the Company's expectations or beliefs concerning future events. Forward-looking statements relate to future operations, strategies, financial results or other developments and are not based on historical information. In particular, statements using verbs such as "anticipates," "believes," "estimates," "expects" or words of similar meaning generally involve forward-looking statements. Although the Company believes the expectations reflected in these forward-looking statements are based upon reasonable assumptions, no assurance can be given that Knoll will attain these expectations or that any deviations will not be material. Readers of this Form 10-K are cautioned not to unduly rely on any forward-looking statements.

The Company cautions that its forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation, the highly competitive nature of the market in which the Company competes, including the introduction of new products, pricing changes by the Company's competitors and growth rates of the office systems category; risks associated with the Company's growth strategy, including the risk that the Company's introduction of new products will not achieve the same degree of success achieved historically by the Company's products; the Company's indebtedness, which requires a significant portion of the Company's cash flow from operations to be dedicated to debt service, making such cash flow unavailable for other purposes, and which could limit the Company's flexibility in reacting to changes in its industry or economic conditions generally; possible risks relating to latent year 2000 issues that may arise, which could impair the Company's operations if not resolved successfully or on time; the Company's dependence on key personnel; the ability of the Company to maintain its relationships with its dealers; the Company's reliance on its patents and other intellectual property; environmental laws and regulations, including those that may be enacted in the future, that affect the ownership and operation of the Company's manufacturing plants; risks relating to potential labor disruptions; fluctuations in foreign currency exchange rates; risks associated with conducting business via the Internet; and fluctuations in industry revenues driven by a variety of macroeconomic factors, including white-collar employment levels and corporate cash flows, as well as by a variety of industry factors such as corporate reengineering and restructuring, technology demands, ergonomic, health and safety concerns and corporate relocations. Except as otherwise required by the federal securities laws, the Company disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this Form 10-K to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Interest Rate Risk

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

Debt Obligations

At December 31, 1999, the Company had total debt of $610.4 million, of which $502.3 million was variable rate debt. This is significantly higher than outstanding debt of $169.3 million, of which $61.0 million was variable rate debt, at December 31, 1998. The increase resulted from additional debt incurred under new senior credit facilities in connection with the November 4, 1999 merger. See "Liquidity and Capital Resources" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of the debt incurred in connection with the merger.

The following tables summarize the Company's market risks associated with its debt obligations as of December 31, 1999. The table presents principal cash flows and average interest rates by year of maturity. Variable interest rates presented for variable rate debt represent the weighted average interest rates on the Company's credit facility borrowings as of December 31, 1999.

                               2000      2001      2002      2003      2004    Thereafter    Total     Fair Value
                             --------  --------  --------  --------  --------  ----------  ----------  ----------
                                                            (Dollars in Thousands)
Rate Sensitive Liabilities
Long-term Debt:
    Fixed Rate.............       --        --    $    70   $    87   $    87   $107,882    $108,126    $107,989
        Average Interest
          Rate.............   10.80%    10.80%     10.84%    10.84%    10.84%     10.85%
    Variable Rate..........  $17,500   $31,250    $52,500   $63,750   $81,250   $256,000    $502,250    $502,250
        Average Interest
          Rate.............    7.55%     7.55%      7.55%     7.55%     7.55%      7.55%

Interest Rate Collar Agreements

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

The Company did not have any interest rate collar agreements outstanding at December 31, 1999. The aggregate notional principal amount of the Company's interest rate collar agreements outstanding at December 31, 1998 was $115.0 million and the related weighted average maximum and minimum rates were 7.97% and 5.05%, respectively. Such agreements expired in April 1999. During the years ended December 31, 1999 and 1998, the Company was not required to make nor was it entitled to receive any payments as a result of these hedging activities.

In January 2000, the Company entered into three interest rate collar agreements that have an aggregate notional principal amount of $135.0 million and weighted average maximum and minimum rates of 10.00% and 5.64%, respectively. These agreements will expire in February 2003.

The Company will continue to review its exposure to interest rate fluctuations and evaluate whether it should manage such exposure through hedging transactions.

Foreign Currency Exchange Rate Risk

The Company manufactures its products in the United States, Canada and Italy and sells its products in those markets as well as in other European countries. The Company's foreign sales and certain expenses are transacted in foreign currencies. The production costs, profit margins and competitive position of the Company are affected by the strength of the currencies in countries where it manufactures or purchases goods relative to the strength of the currencies in countries where its products are sold. Additionally, as the Company's reporting currency is the U.S. dollar, the financial position of the Company is affected by the strength of the currencies in countries where the Company has operations relative to the strength of the U.S. dollar. The principal foreign currencies in which the Company conducts business are the Canadian dollar and the Italian lira. Approximately 8.3% of the Company's revenues and 26.5% of the Company's expenses in 1999 and 9.6% of the Company's revenues and 27.3% of the Company's expenses in 1998 were denominated in currencies other than the U.S. dollar. Foreign currency exchange rate fluctuations did not have a material impact on the financial results of the Company during 1999 and 1998.

The Company generally does not hedge its foreign currency exposure. However, from time to time, the Company enters into foreign currency forward exchange contracts to manage its exposure to foreign exchange rates associated with purchases of inventory from foreign suppliers. The terms of these contracts are generally less than a year. Material gains and losses on these contracts are recognized in income in the period the value of the contract changes. The contract amounts outstanding at December 31, 1999 and 1998 as well as the amount of gains and losses recorded during 1999 and 1998 were not material. Additionally, the Company does not anticipate any material adverse effect on its results of operations or financial position relating to these foreign currency forward exchange contracts.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and supplementary data are filed under this Item beginning on page F-1 of this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The table below sets forth the names, ages and titles of the persons who were directors and executive officers of the Company as of March 30, 2000.

                 Name            Age                   Position
     ------------------------   -----   --------------------------------------
     Burton B. Staniar.......    58     Chairman of the Board
     John H. Lynch...........    46     Chief Executive Officer and Director
     Kathleen G. Bradley.....    50     President and Director
     Andrew B. Cogan.........    37     Chief Operating Officer and Director
     Barbara E. Ellixson.....    46     Senior Vice President--Human Resources
     Arthur C. Graves........    53     Senior Vice President--Sales and
                                          Distribution
     Stephen A. Grover.......    47     Senior Vice President--Operations
     Carl G. Magnusson.......    60     Senior Vice President--Design
     Barry L. McCabe.........    53     Senior Vice President, Treasurer and
                                          Controller
     Patrick A. Milberger....    43     Senior Vice President, General Counsel
                                          and Secretary
     Douglas J. Purdom.......    41     Senior Vice President and Chief
                                          Financial Officer
     Jeffrey A. Harris.......    44     Director
     Sidney Lapidus..........    62     Director
     Kewsong Lee.............    34     Director
     Lloyd Metz..............    31     Director
     Henry B. Schacht........    65     Director

Burton B. Staniar was appointed Chairman of the Board of the Company in December 1993. Mr. Staniar served as Chief Executive Officer of the Company from December 1993 to January 1997. Prior to that time, Mr. Staniar held a number of assignments at Westinghouse, including President of Group W Cable and Chairman and Chief Executive Officer of Westinghouse Broadcasting. Prior to joining Westinghouse in 1980, he held a number of marketing and general management positions at Colgate Palmolive and Church and Dwight Co., Inc.
Mr. Staniar is also a director of Church and Dwight Co., Inc.

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

Kathleen G. Bradley has been a director of the Company since November 1999.
She was named President of the Company in December 1999, after serving as Executive Vice President--Sales, Distribution and Customer Service since August 1998, Senior Vice President since 1996 and Divisional Vice President for Knoll's southeast division since 1988. Prior to that time, Ms. Bradley was regional manager for the Company's Atlanta region, a position to which she was promoted in 1983. She began her career with Knoll in 1979.

Andrew B. Cogan has been a director of the Company since February 1996. He was named Chief Operating Officer in December 1999, after serving as Executive Vice President--Marketing and Product Development since August 1998 and Senior Vice President since May 1994. Mr. Cogan has held several positions in the design and marketing group since joining the Company in 1989.

Barbara E. Ellixson was promoted to her current position as Senior Vice President--Human Resources in January 2000, after serving as Vice President-- Human Resources since August 1994 and Manager of Human Resources for the Company's East Greenville site. Ms. Ellixson began her career with Westinghouse in 1971 and has held a variety of human resources positions in several different Westinghouse business units.

Arthur C. Graves was appointed Senior Vice President--Sales and Distribution in October 1999, after serving as Divisional Vice President for Knoll's western division since 1990. Mr. Graves began his career at Knoll in March 1989 as a regional sales manager for the Company's San Francisco region.

Stephen A. Grover joined Knoll as Senior Vice President--Operations in May 1999. Prior to such time, Mr. Grover spent 18 years at General Electric Company, where he held a variety of management positions, the last being Global Manager of Magnetic Resonance Manufacturing for GE Medical Systems.

Carl G. Magnusson, a Canadian citizen, has held the position of Senior Vice President--Design since February 1993. Mr. Magnusson has been involved in design, product development, quality and communications since joining the Company in 1976.

Barry L. McCabe was promoted to Senior Vice President, Treasurer and Controller in January 2000, after serving as Vice President, Treasurer and Controller since January 1995. Mr. McCabe joined the Company in August 1990 as Controller. Mr. McCabe worked with a number of Westinghouse business units after joining Westinghouse in 1974 in the Auditing Department.

Patrick A. Milberger was promoted to Senior Vice President, General Counsel and Secretary in January 2000, after serving as Vice President, General Counsel and Secretary. Mr. Milberger joined the Company as Vice President and General Counsel in April 1994. Prior to joining the Company, Mr. Milberger served as an Assistant General Counsel and in a number of other positions in the Westinghouse Law Department, which he joined in 1986. Prior to such time, Mr. Milberger was in private practice at Buchanan Ingersoll, P.C.

Douglas J. Purdom joined the Company as Senior Vice President and Chief Financial Officer in August 1996. Prior to that time, Mr. Purdom served as Vice President and Chief Financial Officer of Magma Copper Company, an Arizona-based copper mining company, since 1992, and as Corporate Controller of that company from 1989 to 1991. Mr. Purdom has advised the Company that he intends to resign effective August 31, 2000.

Jeffrey A. Harris, a director of the Company since February 1996, has been a General Partner of Warburg, Pincus & Co. ("Warburg, Pincus") and a Member and Managing Director of E.M. Warburg, Pincus & Co., LLC ("E.M. Warburg") and its predecessors since 1988, where he has been employed since 1983. Mr. Harris is a director of Industri-Matematik International Corp., ECsoft Group plc, Spinnaker Exploration, Inc. and several privately held companies.

Sidney Lapidus, a director of the Company since February 1996, has been a General Partner of Warburg, Pincus and a Member and Managing Director of E.M. Warburg and its predecessors since January 1982, where he has been employed since 1967. Mr. Lapidus is a director of Lennar Corporation, Caribiner International, Inc., Grubb & Ellis Company, Information Holdings, Inc., Four Media Company, Radio Unica Communications Corp. and several privately held companies.

Kewsong Lee, a director of the Company since February 1996, has been a General Partner of Warburg, Pincus and a Member and Managing Director of E.M. Warburg and its predecessors since January 1997, where he has been employed since 1992. Mr. Lee is a director of RenaissanceRe Holdings Ltd., Eagle Family Food Holdings, Inc. and several privately held companies.

Lloyd Metz, a director of the Company since November 1999, has been a Vice President of Warburg, Pincus Ventures, LLC, an affiliate of Warburg, since January 2000. Mr. Metz was an associate at Warburg, Pincus Ventures, LLC from July 1998 to January 2000 and an investment banker at Morgan Stanley Dean Witter from August 1996 to July 1998. From 1994 to 1996, Mr. Metz attended Harvard Business School.

Henry B. Schacht, a director of the Company since December 1998, has been a General Partner of Warburg, Pincus and a Member and Managing Director of E.M. Warburg since January 2000 and is Chairman designate of the newly announced spin-off of Lucent Technologies ("Lucent"). Mr. Schacht served as a Director and Senior Advisor of E.M. Warburg from March 1999 to January 2000. Prior thereto, Mr. Schacht served as Chairman of the Board of Lucent from February 1996 to February 1998 and as Chief Executive Officer of Lucent from February 1996 to October 1997. Prior thereto, Mr. Schacht served as Chairman of the Board (1995-1997) and Chief Executive Officer (1973-1994) of Cummins Engine Company, Inc. Mr. Schacht is also a director and senior advisor of Lucent and a director of The Chase Manhattan Corporation and The Chase Manhattan Bank, N.A., Aluminum Company of America (Alcoa), Cummins Engine Company, Inc., Johnson & Johnson Corp. and The New York Times Co.

Except for Mr. Magnusson, all directors and executive officers of Knoll are citizens of the United States.

Section 16(a)  Beneficial Ownership Reporting Compliance

Under the Exchange Act, the Company's directors and executive officers, and any persons holding more than 10% of the outstanding shares of common stock are required to report their initial ownership of common stock and any subsequent changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Company is required to disclose any failure by such persons to file these reports in a timely manner during the 1999 fiscal year. Based solely upon the Company's review of copies of such reports furnished to it, except as set forth herein, the Company believes that during the 1999 fiscal year its executive officers and directors and the holders of more than 10% of the outstanding shares of common stock complied with all reporting requirements of Section 16(a) under the Exchange Act. The Statement of Changes in Beneficial Ownership on Form 4 for September 1999 that was filed on October 8, 1999 for Mr. Lynch inadvertently omitted several sales transactions for an aggregate of 30,000 shares that were held by a family trust. The sales were reported on an amended Form 4 filed on November 10, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the years ended December 31, 1999, 1998 and 1997, individual compensation information for the Chief Executive Officer of the Company and each of the four other most highly compensated executive officers of the Company during 1999 (the "Named Executive Officers").

                                                                                 Long-Term
                                             Annual Compensation            Compensation Awards
                                      ----------------------------------  ------------------------
                                                               Other                                   All
                                                               Annual     Restricted   Securities     Other
                                                               Compen-       Stock     Underlying    Compen-
Name and Principal Position    Year     Salary      Bonus     sation (1)   Awards (2)  Options (3)  sation (4)
---------------------------   ------  ----------  ----------  ----------  -----------  -----------  ----------
Burton B. Staniar..........    1999    $400,008    $450,000    $    --         --        150,000      $7,299
    Chairman of the Board      1998     399,996     900,000         --         --             --       8,019
                               1997     399,996     750,000         --         --             --       8,979

John H. Lynch..............    1999     400,008     450,000         --         --        300,000       7,299
    Chief Executive Officer    1998     399,996     900,000         --         --             --       8,019
                               1997     399,996     750,000         --         --             --       8,979

Kathleen G. Bradley........    1999     254,174     400,000     64,239         --        200,000       7,299
    President                  1998     222,502     400,000         --         --             --       8,019
                               1997     199,992     300,000         --         --        188,365       8,424

Andrew B. Cogan............    1999     254,174     400,000         --         --        200,000          99
    Chief Operating Officer    1998     222,502     400,000         --         --             --          99
                               1997     199,992     300,000         --         --         35,000          99

Douglas J. Purdom..........    1999     210,000     160,000         --         --         40,000       7,299
    Senior Vice President      1998     209,167     200,000         --         --             --       8,019
      and Chief Financial      1997     200,004     200,000         --         --             --       8,979
      Officer

___________________________

(1) With respect to Ms. Bradley, the indicated amount represents expenses related to her relocation to the Company's headquarters in East Greenville, Pennsylvania.

(2) On February 29, 1996, Messrs. Staniar, Lynch and Cogan and Ms. Bradley were granted 941,829, 941,829, 376,731 and 188,365 shares of vested and unvested restricted stock, respectively. On August 20, 1996, Mr. Purdom was granted 282,548 shares of unvested restricted stock. Holders of shares of restricted stock are not entitled to receive dividends until such shares vest and become unrestricted. As of March 30, 2000, 100% of the shares granted to each of Messrs. Staniar, Lynch and Cogan had vested; 80% of the shares granted to Ms. Bradley had vested and an additional 20% will vest on March 1, 2001; and 60% of the shares granted to Mr. Purdom had vested and an additional 20% will vest on August 20, 2000. Mr. Purdom has advised the Company that he intends to resign effective August 31, 2000. At December 31, 1999, Messrs. Staniar, Lynch, Cogan and Purdom and Ms. Bradley held 94,183, 94,183, 75,347, 113,021 and 75,346 shares of unvested restricted stock, respectively, having values of $1,198,950, $1,198,950, $959,167, $1,438,757 and
       $959,155, respectively. These values were based on an estimated fair value of $12.73 per share of Knoll common stock. Such fair value was based on an independent appraisal and reflects a discount for the lack of marketability of the common stock as a private company and the controlling interest by Warburg.

(3) Represents the aggregate number of shares of common stock subject to options granted to the Named Executive Officers.

(4) Amounts in this column represent the Company's matching contributions to the Knoll, Inc. Retirement Savings Plan and the payment by the Company of premiums in respect of term life insurance.

Stock Option Grants Table

The following table sets forth information concerning individual grants of options to purchase common stock made to Named Executive Officers during 1999.

                                Number of    % of Total
                               Securities     Options                              Per Share
                               Underlying    Granted to   Per Share                Grant Date
                                 Options     Employees    Exercise    Expiration    Present
              Name             Granted (1)    in 1999       Price        Date      Value (2)
     -----------------------   -----------   ----------   ---------   ----------   ----------
     Burton B. Staniar......     150,000        6.5%       $28.00      11/04/09      $ -0-
     John H. Lynch..........     300,000       13.0         28.00      11/04/09        -0-
     Kathleen G. Bradley....     200,000        8.7         28.00      11/04/09        -0-
     Andrew B. Cogan........     200,000        8.7         28.00      11/04/09        -0-
     Douglas J. Purdom......      40,000        1.7         28.00      11/04/09        -0-

     _______________________

     (1) Options were granted to each of the Named Executive Officers on November 4, 1999. Such options will vest in installments as follows: 30% on November 4, 2000, 20% on each of November 4, 2001 and 2002 and 30% on November 4, 2003.

     (2) The per share grant date present value was estimated using a minimum value method, which does not consider volatility of the Company's stock. Such method was deemed appropriate as the Company's common stock was not publicly traded at the date of grant. The present value of the options under the minimum value method was calculated using a grant date fair value of $10.92 per share of Knoll common stock, which was based upon an independent appraisal, as well as the following assumptions: risk-free interest rate of 6.5%, dividend yield of zero and an expected life of 7 years.

Aggregate Stock Option Exercise Table

The following table sets forth information regarding the exercise of options by the Named Executive Officers during 1999. The table also shows the number and value of unexercised options that were held by the Named Executive Officers on December 31, 1999. As of December 31, 1999, based on an independent appraised fair value of $12.73 per share of Knoll common stock, none of the options held by the Named Executive Officers were in the money.

                                                          Number of Securities
                                Number of                      Underlying        Value of Unexercised
                                 Shares                   Unexercised Options        In-the-Money
                               Acquired on     Value          Exercisable /      Options Exercisable
              Name              Exercise      Realized       Unexercisable         / Unexercisable
     -----------------------   -----------   ----------   --------------------   --------------------
     Burton B. Staniar......       N/A          N/A            -0- / 150,000         $ -0- / -0-
     John H. Lynch..........       N/A          N/A            -0- / 300,000           -0- / -0-
     Kathleen G. Bradley....       N/A          N/A         75,346 / 313,019           -0- / -0-
     Andrew B. Cogan........       N/A          N/A         14,000 / 221,000           -0- / -0-
     Douglas J. Purdom......       N/A          N/A            -0- /  40,000           -0- / -0-

Pension Plans

The Knoll, Inc. Pension Plan (the "Company Pension Plan") provides eligible employees with retirement benefits based on a career average compensation formula. The formula for computing normal retirement benefits under this plan is 1.55% of career compensation divided by twelve. Once a participant accumulates five years of vesting service, he or she can take early retirement anytime after reaching age 55. Accrued normal retirement benefit is reduced
6% per year prior to normal retirement age. The minimum benefit earned for any year of participation in the plan is $300 ($25 per month), prorated for the partial years worked during the first and last years of employment. As of December 31, 1999, the estimated annual benefits payable upon normal retirement under the Company Pension Plan for each of the Named Executive Officers was as follows: Mr. Staniar ($9,378); Mr. Lynch ($9,378); Ms. Bradley ($9,378);
Mr. Cogan ($9,378); and Mr. Purdom ($8,581).

Remuneration covered by the Company Pension Plan primarily includes salary and bonus, as set forth in the Summary Compensation Table. As of December 31, 1999, each of Messrs. Staniar, Lynch and Cogan and Ms. Bradley had 3.83 years of credited service and Mr. Purdom had 3.36 years of credited service.

Director Compensation

From May 9, 1997 through November 3, 1999, the period during which the Company's common stock was publicly registered and traded, the Company had two directors, John W. Amerman and Robert J. Dolan, who were not employees or officers of the Company or Warburg. Such directors were paid a fee of $1,000 for each board meeting attended and were reimbursed for certain expenses incurred in connection with their attendance at board and committee meetings. Other than with respect to reimbursement of expenses, directors who are employees or officers of the Company or Warburg do not receive additional compensation for services as a director.

During 1999, the Company's Board of Directors appointed a Special Committee, consisting of Messrs. Amerman and Dolan, to determine the advisability and fairness to the Company's stockholders of the merger proposal. In lieu of the standard fee paid to directors for serving on a committee of the Board of Directors, each of the members of the Special Committee was paid a one-time fee of $75,000 for serving on the Special Committee. In addition, the Company paid all of the fees and expenses of the Special Committee's financial and legal advisors and reimbursed the members of the Special Committee for all of their out-of-pocket travel expenses and other expenses incurred in connection with each member's service on the Special Committee. The Board of Directors determined that the Company shall, in consideration of the service of the members of the Special Committee thereon, indemnify and hold harmless each member of the Special Committee against any and all liabilities and expenses (including without limitation reasonable legal fees and expenses) arising in connection with such service, to the fullest extent permitted by the Company's certificate of incorporation and bylaws, as currently in effect.

Each of the members of the Special Committee, Messrs. Amerman and Dolan, became a director of the Company in May 1997, when the Company completed its initial public offering and listed its stock on the NYSE, which requires listed companies to have at least two independent directors. On May 10, 1997, each was granted options to purchase 25,000 shares of Knoll common stock at $17.00 per share (the price to the public in Knoll's initial public offering) under Knoll's 1997 stock incentive plan. The option agreements provided that 20% would vest immediately upon grant and an additional 20% would vest on May 10 of each of the following four years. Under the 1997 stock incentive plan, the Company's stock option committee has discretionary authority to accelerate the vesting of options granted under the plan.

Prior to consummation of the merger in 1999, Messrs. Amerman and Dolan informed the Company that they did not wish to continue to serve as directors of Knoll following completion of the merger, since Knoll would no longer be a public company and the principal reason for their election to the Board of Directors would cease to exist. Messrs. Amerman and Dolan also informed the Company that they did not believe it would be appropriate for them to participate in any future increase or decrease in the value of Knoll common stock following the completion of the merger, and that, to be treated similarly to the public holders other than Warburg and certain members of Knoll management, they wished to have their options terminate upon the completion of the merger and to receive cash in the amount of the excess of the merger consideration per share over the per share exercise price of the options. Accordingly, the Company's Stock Option Committee accelerated the vesting of 10,000 unvested options held by each of Messrs. Amerman and Dolan, and the Company paid each of them $275,000 immediately upon completion of the merger.

Employment Agreements

The Company has entered into employment agreements with Burton B. Staniar, the Company's Chairman of the Board, John H. Lynch, the Company's Chief Executive Officer, and Andrew B. Cogan, the Company's Chief Operating Officer, for terms which expired on March 1, 1999 and were each renewed pursuant to automatic one-year extensions. The agreements with Messrs. Staniar and Lynch provide for a base salary of $400,000, with a service bonus of 25% of base salary at the end of each calendar year, and a target annual bonus of up to 125% of base salary based on the attainment of targets set by the Board of Directors. The agreement with Mr. Cogan was amended as of December 4, 1999 to provide for a base salary of $300,000. Mr. Cogan's agreement also provides for a target annual bonus of up to 100% of base salary based on the attainment of goals and objectives set by the Board of Directors. At the request of Mr. Staniar, his employment agreement was amended and restated as of January 1, 2000 to reduce each of his base salary and time commitment by 50%. The employment agreements of Messrs. Staniar, Lynch and Cogan will continue to renew automatically each January 1, March 1 and March 1, respectively, unless either party gives 60 days notice not to renew. The agreements may be terminated at any time by the Company, but if so terminated without "cause," or if the Company fails to renew the agreements, the Company must pay the employee 125% of one year's base salary (100% of base salary in the case of Mr. Cogan). The agreements also contain non-compete, non-solicitation (during the term of the agreement and for one year thereafter) and confidentiality provisions.

In addition, the Company has entered into a Letter Agreement, dated August 13, 1996, with Douglas J. Purdom. This agreement sets forth the initial starting salary, target bonus and stock grants to Mr. Purdom. Mr. Purdom's agreement provides that upon a "change of control" of the Company during the term of the agreement, following which Mr. Purdom is terminated for reasons unrelated to his performance, Mr. Purdom shall receive one year of base salary as severance in satisfaction of any claims he may have against the Company. For purposes of Mr. Purdom's agreement, "change of control" means the sale of all or substantially all of the stock or assets of the Company to a party unrelated with Warburg and shall not mean the public offering of the stock of the Company or any related entity.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 1999, the base compensation of Messrs. Staniar, Lynch, Cogan and Purdom was determined pursuant to employment agreements between such officers and the Company. See "Employment
Agreements." Except as otherwise described herein, the 1999 compensation of each of Messrs. Staniar, Lynch, Cogan, Purdom and Ms. Bradley was determined by the Compensation Committee of the Board of Directors, which was comprised of Messrs. Amerman, Harris and Lapidus from January 1, 1999 until November 4, 1999 and was comprised of Messrs. Harris, Lapidus and Lynch on and after November 4, 1999. Mr. Lynch abstained from actions regarding the 1999 incentive compensation of Messrs. Staniar and Lynch.

The Compensation Committee and the Stock Option Committee of the Board of Directors were formed on July 22, 1997, shortly after the completion of the Company's initial public offering in May of 1997. At that time, the Board of Directors adopted a charter for each committee and named Messrs. Amerman and Dolan as the Stock Option Committee members. Prior to July 22, 1997, all grants of common stock and options under the Company's 1996 and 1997 stock incentive plans were made at the discretion of a Stock Plan Committee of the Board of Directors comprised of Burton B. Staniar and Jeffrey A. Harris.
On September 9, 1999, the Stock Option Committee was reconstituted in light of the proposed merger transaction to have Messrs. Staniar, Lynch, Cogan, Harris, Lapidus, Lee and Schacht as its members. On November 4, 1999, the Board of Directors reconstituted the Stock Option Committee by appointing Messrs. Harris, Lapidus and Lynch as its members. On November 4, 1999, the Stock Option Committee made grants of 1,870,500 options to employees of the

Company, including grants to Messrs. Staniar, Lynch, Cogan and Purdom and Ms. Bradley. Except for Messrs. Staniar, Lynch and Cogan and Ms. Bradley, no member of the Board of Directors is or has been an officer or employee of the Company.

During the year ended December 31, 1999, no executive officer of the Company served on any board of directors or compensation committee of any entity (other than the Company) with which any member of the Board of Directors is affiliated.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock, as of March 30, 2000, by (i) each person known by the Company to own beneficially more than 5% of the outstanding common stock, (ii) each of the Company's directors, (iii) each of the Named Executive Officers of the Company, and (iv) all directors and executive officers of the Company, as a group (16 persons). Except as set forth in the table, the business address of each person is 1235 Water Street, East Greenville, PA 18041. The information set forth in the table and the notes thereto is based solely upon information provided to the Company directly by
such stockholders.   As described in the notes to the table, voting and/or
dispositive power with respect to certain common stock is shared by the named individuals or entities. In these cases, such shares are shown as beneficially owned by each of those sharing voting and/or dispositive power.

                                          Number of Shares of
            Beneficial Owner (1)           Common Stock (2)       Percentage
     ----------------------------------   -------------------   --------------
     Warburg, Pincus & Co. (3)
         466 Lexington Avenue
         New York, New York 10017......       20,981,956            91.8%
     Burton B. Staniar.................          665,239             2.9
     John H. Lynch ....................          456,444             2.0
     Kathleen G. Bradley...............          150,692               *
     Andrew B. Cogan...................          209,122               *
     Douglas J. Purdom.................           80,491               *
     Jeffrey A. Harris (4).............       20,981,956            91.8
     Sidney Lapidus (4)................       20,981,956            91.8
     Kewsong Lee (4)...................       20,981,956            91.8
     Lloyd Metz........................               --              --
     Henry B. Schacht (4) (5)..........       20,991,956            91.8
     All directors and executive
       officers as a group
       (16 persons)....................       22,678,063            98.5

     __________________________

     *      Less than 1%.

     (1) Percentages are calculated pursuant to Rule 13d-3 under the Exchange Act. Percentage calculations assume, for each person and group, that all restricted shares that vest within 60 days following March 30, 2000 and all shares that may be acquired by such person or group pursuant to options currently exercisable or that become exercisable within 60 days following March 30, 2000 are outstanding for the purpose of computing the percentage of common stock owned by such person or group. However, those unvested and unissued shares of common stock described above are not deemed to be outstanding for calculating the percentage of common stock owned by any other person. Except as otherwise indicated, the persons in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and subject to the information contained in the footnotes to this table. The number of shares outstanding for these purposes as of March 30, 2000 consists of 22,861,247 shares of common stock (excluding 423,851 restricted shares that have not yet vested).

     (2) Excludes 37,673, 113,021 and 221,338 restricted shares of common stock for Ms. Bradley, Mr. Purdom and all directors and executive officers as a group, respectively, which will not vest within 60 days of March 30, 2000, as well as options to purchase 150,000, 300,000, 221,000, 40,000, 15,000, 275,346 and 1,355,346 shares of common stock held by Messrs. Staniar, Lynch, Cogan, Purdom, and Schacht, Ms. Bradley and all directors and executive officers as a group, respectively, which will not vest within 60 days of March 30, 2000.

     (3) Warburg directly owns 20,709,922 shares of common stock and Warburg, Pincus directly owns an additional 272,034 shares. The sole general partner of Warburg is Warburg, Pincus. E.M. Warburg manages Warburg. The members of E.M. Warburg are substantially the same as the partners of Warburg, Pincus. Lionel I. Pincus is the managing partner of Warburg, Pincus and the managing member of E.M. Warburg and may be deemed to control both Warburg, Pincus and E.M. Warburg. Warburg, Pincus has a 15% interest in the profits of Warburg as the general partner. Jeffrey A. Harris, Sidney Lapidus, Kewsong Lee and Henry B. Schacht, directors of the Company, are Managing Directors and members of E.M. Warburg and general partners of Warburg, Pincus. As such, Messrs. Harris, Lapidus Lee and Schacht may be deemed to have an indirect pecuniary interest (within the meaning of Rule 16a-1 under the Exchange Act) in an indeterminate portion of the shares beneficially owned by Warburg. See Note 4 below.

     (4) 20,709,922 and 272,034 of the shares indicated as owned by Messrs. Harris, Lapidus, Lee and Schacht are owned directly by Warburg and Warburg, Pincus, respectively, and are included because of the affiliation of such persons with Warburg and Warburg, Pincus. Messrs. Harris, Lapidus, Lee and Schacht disclaim "beneficial ownership" of these shares within the meaning of Rule 13d-3 under the Exchange Act. See Note 3 above.

     (5) Includes 10,000 shares of common stock underlying stock options granted to Mr. Schacht on December 2, 1998 in connection with his appointment as a director of the Company.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stockholders Agreement

Warburg and 4 senior members of management (each a "Holder" and collectively, the "Holders") and the Company are parties to an Amended and Restated Stockholders Agreement (the "Stockholders Agreement"), dated as of November 4, 1999, which governs certain matters related to corporate governance and registration of shares of common stock ("Registrable Securities") held by such Holders (other than shares acquired pursuant to the Company's stock incentive plans).

Pursuant to the Stockholders Agreement, Warburg is entitled to request at any time that the Company file a registration statement under the Securities Act covering the sale of at least $25 million of shares of common stock, subject to certain conditions. If officers or directors of the Company holding other securities of the Company request inclusion of their securities in any such registration, or if holders of securities of the Company other than Registrable Securities who are entitled, by contract with the Company or otherwise, to have securities included in such a registration (the "Other Stockholders"), request such inclusion, the Holders shall offer to include the securities of such officers, directors and Other Stockholders in any underwriting involved in such registration, provided, among other conditions, that the underwriter representative of any such offering has the right, subject to certain conditions, to limit the number of Registrable Securities included in the registration. The Company may defer the registration for 120 days if it believes that it would be seriously detrimental to the Company for such registration statement to be filed.

The Stockholders Agreement further provides that, if the Company proposes to register any of its securities (other than registrations related solely to employee benefit plans or pursuant to Rule 145 or on a form which does not permit secondary sales or does not include substantially the same information as would be required to be included in a registration statement covering the sale of Registrable Securities), either for its own account or for the account of other security holders, holders of Registrable Securities may require the Company to include all or a portion of their Registrable
Securities in the registration and in any underwriting involved therein, provided, among other conditions, that the underwriter representative of any such offering has the right, subject to certain conditions, to limit the number of Registrable Securities included in the registration. In addition, after the Company becomes qualified to use Form S-3, the holders of Registrable Securities will have the right to request an unlimited number of registrations on Form S-3 to register at least $5 million of such shares, subject to certain conditions, provided that the Company will not be required to effect such a registration within 180 days of the effective date of the most recent registration pursuant to this provision. During 1999, certain members of the Company's management exercised their right under the Stockholders Agreement to register 1,384,858 shares of common stock in order to sell prior to the merger up to such number of shares either pursuant to such registration or under Rule 144 under the Securities Act. These members of the Company's management exercised such right because they were not entitled to receive the merger consideration pursuant to the terms of the Amended and Restated Agreement and Plan of Merger by and between Warburg and Knoll, dated as of July 29, 1999.

In general, all fees, costs and expenses of such registrations (other than underwriting discounts and selling commissions applicable to sales of the Registrable Securities) and all fees and disbursements of counsel for the Holders will be borne by the Company.

The Stockholders Agreement provides that the Board of Directors of the Company shall initially be comprised of Messrs. Staniar, Lynch, Cogan, Lapidus, Harris, Lee, Metz and Schacht, and Ms. Bradley. Pursuant to the Stockholders Agreement, Warburg and the other stockholders who are a party thereto (who hold in the aggregate a majority of the outstanding shares of common stock) have agreed to nominate and use their best efforts to have elected (i) that number of persons designated by Warburg as shall constitute a majority of the Board (or, at Warburg's irrevocable election, as shall constitute one director less than a majority of the Board), (ii) four directors nominated by Warburg if Warburg owns 25% or more of the Company's outstanding shares of common stock,
(iii) three directors if it owns 15% or more and (iv) two directors if it owns 5% or more.

Issuance of Restricted Shares of Common Stock

In connection with the issuance of 4,144,030 restricted shares of common stock pursuant to the Company's 1996 stock incentive plan, Warburg and the Company also entered into a separate Stockholders Agreement with all of the Company's executive officers and other members of the Company's management. This Stockholders Agreement was amended and restated as of November 4, 1999. Pursuant to these agreements, persons deemed to be "insiders" within the meaning of Section 16 of the Exchange Act have agreed not to transfer their shares except (i) to members of their immediate families and other related or controlled entities, (ii) to Warburg or an affiliate thereof or (iii) after an initial public offering, upon 30 days prior written notice to the Board of Directors. The restrictions on transfer will terminate when Warburg owns less than 10% of the outstanding shares of common stock. In addition, pursuant to these agreements, the Company agreed that, if the Company determined to register any shares of common stock for its own account or for the account of security holders, the Company would include in such registration certain vested shares of common stock received by management pursuant to the 1996 stock incentive plan, subject to certain limited exceptions. In addition, management may request unlimited registrations of at least $5,000,000 of securities on Form S-3, provided that the Company is not required to effect a registration pursuant to this provision within 180 days of the effective date of the most recent registration pursuant to this provision.

Pursuant to the 1996 stock incentive plan, the Company also entered into Restricted Share Agreements with each recipient of restricted shares of common stock, including each of the Company's executive officers. Pursuant to these agreements, Mr. Staniar received 941,829 restricted shares, Mr. Lynch received 941,829 restricted shares, Ms. Bradley received 188,365 restricted shares, Mr. Cogan received 376,731 restricted shares and Mr. Purdom received 282,548 restricted shares. The agreements for each recipient other than Mr. Purdom were dated

February 29, 1996, and Mr. Purdom's agreement was dated August 20, 1996. The agreements were amended and restated as of March 6, 2000, except for the agreements with Messrs. Staniar and Lynch. The amended and restated agreements provide that upon the voluntary termination of employment for reasons other than death, disability or retirement at age 65, or (except in the case of Messrs. Staniar and Lynch) if the grantee's employment was terminated without cause, the nonvested restricted shares (except for shares that were vested prior to the merger) are to be immediately forfeited to the Company. With respect to Messrs. Staniar, Lynch and Cogan, 100% of the shares granted have vested. With respect to Ms. Bradley, 80% of the shares granted have vested and the remaining unvested shares will vest on March 1, 2001. With respect to Mr. Purdom, 60% of the shares granted have vested and an additional 20% will vest on August 20, 2000. Mr. Purdom has advised the Company that he intends to resign effective August 31, 2000.

Other

During the year ended December 31, 1999, the Company paid approximately $323,000 to Emanuela Frattini Magnusson for design services and product royalties, the bulk of which was payable pursuant to the terms of a July 1993 Design Development Agreement between Emanuela Frattini and the Company pertaining to the Company's PROPELLER product line. Emanuela Frattini Magnusson is the wife of Carl G. Magnusson, the Company's Senior Vice President--Design.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of the report:

    (1) CONSOLIDATED FINANCIAL STATEMENTS
        The Consolidated Financial Statements of the Company are listed in the Table of Contents for the Financial Statements beginning on page F-1 of this Form 10-K.

    (2) FINANCIAL STATEMENT SCHEDULES
        Financial Statement Schedule II--Valuation and Qualifying Accounts is filed with this Form 10-K on page S-1 of this Form 10-K. All other schedules for which provision is made in the applicable regulation of the Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

    (3) EXHIBITS

          Exhibit
          Number                                    Description
         ---------   ---------------------------------------------------------------------------
          2+++       Amended and Restated Agreement and Plan of Merger by and between
                     Warburg, Pincus Ventures, L.P. and Knoll, Inc., dated as of July 29, 1999.
          3.1***     Amended and Restated Certificate of Incorporation of the Company.
          3.2***     Amended and Restated By-Laws of the Company.
         10.1*       Stock Purchase Agreement, dated as of December 20, 1995, by and between
                     Westinghouse and T.K.G. Acquisition Corp.
         10.2++++    Credit Agreement, dated as of October 20, 1999, by and among the
                     Company, the Guarantors (as defined therein), the Lenders (as defined therein), Bank of America, N.A., as Administrative Agent, the Chase
                     Manhattan Bank, as Syndication Agent, and Merrill Lynch & Co., Merrill
                     Lynch, Pierce, Fenner & Smith Incorporated, as Documentation Agent.
         10.3*       Indenture, dated as of February 29, 1996, by and among the Company,
                     T.K.G. Acquisition Corp., T.K.G. Acquisition Sub, Inc., The Knoll Group,
                     Inc., Knoll North America, Inc., Spinneybeck Enterprises, Inc. and Knoll
                     Overseas, Inc., as guarantors, and IBJ Schroder Bank & Trust Company, as trustee, relating to $165,000,000 principal amount of 10.875% Senior
                     Subordinated Notes due 2006, including form of Initial Global Note.
         10.4*       Supplemental Indenture, dated as of February 29, 1996, by  and among the Company, as successor to T.K.G. Acquisition Sub, Inc., the
                     Guarantors (as defined therein), and IBJ Schroder Bank & Trust Company, as trustee, relating to $165,000,000 principal amount of 10.875% Senior
                     Subordinated Notes due 2006, including form of Initial Global Note.
         10.5**      Supplemental Indenture No. 2, dated as of March 14, 1997, by and among the Company, the Guarantors (as defined therein), and IBJ Schroder
                     Bank & Trust Company, as trustee, relating to $165,000,000 principal amount of 10.875% Senior Subordinated Notes due 2006, including form of Initial Global Note.
         10.6++      Letter Agreement between Oak Hill Securities Fund, L.P. and the
                     Company, dated August 13, 1999.
         10.7+       Supplemental Indenture No. 3, dated as of November 4, 1999, by and among the Company, the Guarantors (as defined therein), and The Bank of New York, as trustee, relating to the Company's 10.875% Senior
                     Subordinated Notes due 2006.

          Exhibit
          Number                                    Description
         ---------   ---------------------------------------------------------------------------
         10.8        Amended and Restated Employment Agreement, dated as of January 1, 2000, between the Company and Burton B. Staniar.
         10.9**      Employment Agreement, dated as of February 29, 1996, between T.K.G.
                     Acquisition Corp. and John H. Lynch.
         10.10**     Employment Agreement, dated as of February 29, 1996, between T.K.G.
                     Acquisition Corp. and Andrew B. Cogan.
         10.11***    Amendment to Employment Agreement, dated as of April 30, 1997, between the Company and Andrew B. Cogan.
         10.12****   Amendment #2 to Employment Agreement, dated as of August 1, 1998, between the Company and Andrew B. Cogan.
         10.13       Amendment #3 to Employment Agreement, dated as of December 4, 1999, between the Company and Andrew B. Cogan.
         10.14****   Letter Agreement between the Company and Douglas J. Purdom, dated
                     August 13, 1996.
         10.15       Amended and Restated Stockholders Agreement, dated as of November 4, 1999, among the Company, Warburg, Pincus Ventures, L.P., and the signatories thereto.
         10.16       Amended and Restated Stockholders Agreement (Common Stock Under Stock
                     Incentive Plans), dated as of November 4, 1999, among the Company,
                     Warburg, Pincus Ventures, L.P., and the signatories thereto.
         10.17       Amended and Restated Knoll, Inc. 1996 Stock Incentive Plan.
         10.18       Amended and Restated Knoll, Inc. 1997 Stock Incentive Plan.
         10.19       Knoll, Inc. 1999 Stock Incentive Plan.
         10.20       Form of Non-Qualified Stock Option Agreement Under the Knoll, Inc.
                     1999 Stock Incentive Plan, entered into by the Company and certain executive officers.
         10.21***    Form of Agreement, dated as of April 15, 1997, by and among the Company,
                     Warburg, Pincus Ventures, L.P., NationsBanc Investment Corp. and the
                     Investors (as defined therein).
         21**        Subsidiaries of the Registrant.
         27          Financial Data Schedule

(b) Current Reports on Form 8-K:

    On October 22, 1999, the Company filed a report on Form 8-K dated October 20, 1999. In that Form 8-K under Item 5 -- Other Events, the Company reported that (i) it entered into a credit agreement between the Company, each of the Company's domestic subsidiaries as guarantors, certain lenders identified therein (the "Lenders"), Bank of America, N.A., as Administrative Agent, The Chase Manhattan Bank, as Syndication Agent, and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Documentation Agent and (ii) the stockholders approved the then-pending merger transaction in which the Company's public stockholders would receive $28.00 in cash for each share of Knoll common stock owned by them. The credit agreement dated October 20, 1999 was included as an exhibit to the Form 8-K.

    On November 5, 1999, the Company filed a report on Form 8-K dated
    November 4, 1999. In that Form 8-K under Item 5 -- Other Events, the Company reported the following: (i) its November 4, 1999 press release that announced the closing of the merger of a newly formed entity with and into the Company, whereby all of the common stock held by the Company's public stockholders was converted into the right to receive $28.00 per share in cash, (ii) its November 3, 1999 press release that announced the Delaware Chancery Court had approved the settlement of litigation challenging the merger, (iii) as a result of the merger, the Company's common stock was being delisted from the NYSE and the Company would promptly file to deregister its common stock under the Exchange Act and
    (iv) it was refiling the credit agreement dated as of October 20,

    1999, between the Company, each of the Company's domestic subsidiaries, certain lenders identified therein (the "Lenders"), Bank of America, N.A., as Administrative Agent, The Chase Manhattan Bank, as Syndication Agent, and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Documentation Agent. The aforementioned press releases and credit agreement were included as exhibits to the Form 8-K.

    On December 12, 1999, the Company filed a report on Form 8-K dated
    December 2, 1999. In that Form 8-K under Item 5 -- Other Events, the Company reported its December 2, 1999 press release regarding the promotion of Andrew B. Cogan to chief operating officer and Kathleen G. Bradley to president.

-----------------------------------------
* Incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-2972), which was declared effective by the Commission on June 12, 1996.
** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
*** Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-23399), which was declared effective by the Commission on May 9, 1997.
**** Incorporated by reference to the Company's Annual Report on Form 10-K, and the amendments thereto, for the year ended December 31, 1998.
+ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
++ Incorporated by reference to the Company's Amendment No. 1 to Schedule 13E-3, which was filed with the Commission on September 10, 1999.
+++ Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A, which was filed with the Commission on September 30, 1999.
++++ Incorporated by reference to the Company's Form 8-K dated November 4, 1999, which was filed with the Commission on November 5, 1999.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March 2000.

                                          KNOLL, INC.

                                          By:  /s/ Burton B. Staniar
                                              -----------------------
                                                 Burton B. Staniar
                                               Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


  /s/ Burton B. Staniar         Chairman of the Board           March 30, 2000
---------------------------
      Burton B. Staniar

  /s/ John H. Lynch             Chief Executive Officer         March 30, 2000
---------------------------       and Director
      John H. Lynch                 (Principal Executive Officer)

  /s/ Kathleen G. Bradley       President and Director          March 30, 2000
---------------------------
      Kathleen G. Bradley

  /s/ Andrew B. Cogan           Chief Operating Officer         March 30, 2000
---------------------------       and Director
      Andrew B. Cogan

  /s/ Douglas J. Purdom         Chief Financial Officer         March 30, 2000
---------------------------       (Principal Financial Officer)
      Douglas J. Purdom

  /s/ Barry L. McCabe           Controller                      March 30, 2000
---------------------------       (Principal Accounting Officer)
      Barry L. McCabe

  /s/ Jeffrey A. Harris         Director                        March 30, 2000
---------------------------
      Jeffrey A. Harris

  /s/ Sidney Lapidus            Director                        March 30, 2000
---------------------------
      Sidney Lapidus

  /s/ Kewsong Lee               Director                        March 30, 2000
---------------------------
      Kewsong Lee

  /s/ Lloyd Metz                Director                        March 30, 2000
---------------------------
      Lloyd Metz

  /s/ Henry B. Schacht          Director                        March 30, 2000
---------------------------
      Henry B. Schacht

                                  KNOLL, INC.

                 TABLE OF CONTENTS FOR THE FINANCIAL STATEMENTS



                                                                         Page
                                                                        ------

Report of Independent Auditors........................................   F-2

Consolidated Balance Sheets at December 31, 1999 and 1998.............   F-3

Consolidated Statements of Operations for the Years Ended
   December 31, 1999, 1998 and 1997...................................   F-4

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1999, 1998 and 1997...................................   F-5

Consolidated Statements of Changes in Stockholders' Equity
   (Deficit) for the Years Ended December 31, 1999, 1998 and 1997.....   F-6

Notes to the Consolidated Financial Statements........................   F-7

Financial Statement Schedule II--Valuation and Qualifying Accounts....   S-1

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
Knoll, Inc.

We have audited the accompanying consolidated balance sheets of Knoll, Inc.
as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Knoll, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December
31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                        /s/  Ernst & Young LLP


Philadelphia, Pennsylvania
February 1, 2000

                                   KNOLL, INC.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                 (Dollars In Thousands, Except Per Share Data)

                                                           1999        1998
                                                        ----------  ----------
ASSETS
Current assets:
    Cash and cash equivalents.........................   $ 10,785    $ 17,465
    Restricted cash (Note 4)..........................      7,776          --
    Customer receivables, net.........................    167,767     137,956
    Inventories.......................................     82,738      77,113
    Deferred income taxes.............................     22,440      21,067
    Prepaid and other current assets..................      7,720       9,842
                                                         --------    --------
        Total current assets..........................    299,226     263,443
    Property, plant and equipment, net................    184,641     186,167
    Intangible assets, net............................    254,957     260,043
    Other noncurrent assets...........................      3,482       4,374
                                                         --------    --------
        Total Assets..................................   $742,306    $714,027
                                                         ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Current maturities of long-term debt..............   $ 17,500    $ 10,000
    Accounts payable..................................     72,914      59,551
    Income taxes payable..............................      3,483       7,096
    Other current liabilities.........................    101,242      91,756
                                                         --------    --------
        Total current liabilities.....................    195,139     168,403
    Long-term debt....................................    592,876     159,255
    Deferred income taxes.............................     18,956      10,678
    Postretirement benefits other than pension........     18,426      18,450
    Other noncurrent liabilities......................     11,103      13,391
                                                         --------    --------
        Total liabilities.............................    836,500     370,177
                                                         --------    --------
Stockholders' equity (deficit):
    Common stock, $0.01 par value; authorized
      100,000,000 shares; 23,289,898 shares issued
      and outstanding (net of 1,000 treasury
      shares) in 1999 and 41,799,499 shares issued
      and outstanding (net of 1,707,700 treasury
      shares) in 1998.................................        233         418
    Additional paid-in-capital........................      4,173     181,792
    Unearned stock grant compensation.................       (433)       (712)
    Retained earnings (deficit).......................    (91,328)    170,986
    Accumulated other comprehensive income............     (6,839)     (8,634)
                                                         --------    --------
        Total stockholders' equity (deficit)..........    (94,194)    343,850
                                                         --------    --------
        Total Liabilities and Stockholders'
          Equity (Deficit)............................   $742,306    $714,027
                                                         ========    ========

        See accompanying notes to the consolidated financial statements.

                                  KNOLL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                 (In Thousands)

                                               1999        1998        1997
                                            ----------  ----------  ----------
Sales.....................................   $984,511    $948,691    $810,857
Cost of sales.............................    593,442     572,756     489,962
                                             --------    --------    --------
Gross profit..............................    391,069     375,935     320,895
Selling, general and administrative
  expenses................................    206,919     204,392     183,018
                                             --------    --------    --------
Operating income..........................    184,150     171,543     137,877
Interest expense..........................     21,611      16,860      25,075
Recapitalization expense (Note 4).........      6,356          --          --
Other income (expense), net...............       (670)      2,732       1,667
                                             --------    --------    --------
Income before income tax expense and
  extraordinary item......................    155,513     157,415     114,469
Income tax expense........................     66,351      64,371      48,026
                                             --------    --------    --------
Income before extraordinary item..........     89,162      93,044      66,443
Extraordinary loss on early
  extinguishment of debt, net of
  taxes (Note 10).........................     10,801          --       5,337
                                             --------    --------    --------
Net income................................   $ 78,361    $ 93,044    $ 61,106
                                             ========    ========    ========

        See accompanying notes to the consolidated financial statements.

                                  KNOLL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                 (In Thousands)

                                               1999        1998        1997
                                            ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income................................  $  78,361    $ 93,044    $ 61,106
Adjustments to reconcile net income to
  cash provided by operating activities:
      Depreciation........................     25,135      28,686      25,082
      Amortization of intangible assets...      7,873       7,816       8,041
      Recapitalization expense............      6,356          --          --
      Extraordinary loss, net of taxes....     10,801          --       5,337
      Other noncash items.................      7,748      (1,636)        240
      Changes in assets and liabilities:
          Customer receivables............    (31,134)    (15,184)    (12,176)
          Inventories.....................     (6,364)     (9,061)    (11,381)
          Accounts payable................     13,848      (6,452)     18,052
          Current and deferred income
            taxes.........................     13,715         591      19,397
          Other current assets............       (166)       (237)      1,674
          Other current liabilities.......      2,038      13,547      12,849
          Other noncurrent assets and
            liabilities...................       (224)      3,449       7,041
                                            ---------    --------    --------
Cash provided by operating activities.....    127,987     114,563     135,262
                                            ---------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures......................    (25,095)    (36,390)    (33,080)
Proceeds from sale of assets..............        114         152         164
                                            ---------    --------    --------
Cash used in investing activities.........    (24,981)    (36,238)    (32,916)
                                            ---------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment of) revolving
  credit facility, net....................    120,000     (38,000)    (79,000)
Proceeds from long-term debt..............    325,000         201          --
Repayment of long-term debt...............     (3,750)         --     (67,988)
Payment of debt issuance costs............     (7,864)         --          --
Payment of consent fee on Senior
  Subordinated Notes......................    (12,870)         --          --
Premium paid for early extinguishment
  of debt.................................         --          --      (5,775)
Net proceeds from issuance of stock.......      4,746       4,813     133,559
Redemption of preferred stock.............         --          --     (80,000)
Purchase of common stock..................    (28,703)    (38,849)         --
Payment of merger consideration...........   (496,682)         --          --
Payment of recapitalization costs.........     (8,843)         --          --
                                            ---------    --------    --------
Cash used in financing activities.........   (108,966)    (71,835)    (99,204)
                                            ---------    --------    --------

Effect of exchange rate changes on cash
  and cash equivalents....................       (720)        185      (1,156)
                                            ---------    --------    --------

Increase (decrease) in cash and cash
  equivalents.............................     (6,680)      6,675       1,986

Cash and cash equivalents at beginning
  of period...............................     17,465      10,790       8,804
                                            ---------    --------    --------
Cash and cash equivalents at end
  of period...............................  $  10,785    $ 17,465    $ 10,790
                                            =========    ========    ========

        See accompanying notes to the consolidated financial statements.

                                  KNOLL, INC.

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                             (Dollars In Thousands)

                                                             Unearned                 Accumulated        Total
                                               Additional     Stock       Retained       Other       Stockholders'
                            Preferred  Common   Paid-In       Grant       Earnings   Comprehensive      Equity
                              Stock    Stock    Capital    Compensation   (Deficit)      Income        (Deficit)
                            ---------  ------  ----------  ------------  ----------  --------------  -------------
Balance at December 31,
  1996 (shares:
  1,602,998 preferred
  and 7,291,308 common)...   $1,603    $  73   $ 160,147     $(1,387)    $  16,836      $   532        $ 177,804
Net income................       --       --          --          --        61,106           --           61,106
Foreign currency
  translation adjustment..       --       --          --          --            --       (4,574)          (4,574)
                                                                                                       ---------
Comprehensive income......                                                                                56,532
                                                                                                       ---------
Shares issued for
  consideration
  (8,502,716 shares)......       --       85     133,474          --            --           --          133,559
800,000 preferred shares
  redeemed for $80,000
  and 11,749,361
  common shares...........     (800)     117     (79,317)         --            --           --          (80,000)
802,998 preferred
  shares converted into
  15,691,558 common
  shares..................     (803)     157         646          --            --           --               --
Earned stock grant
  compensation............       --       --          --         394            --           --              394
                             ------    -----   ---------     -------     ---------      -------        ---------
Balance at December 31,
  1997....................       --      432     214,950        (993)       77,942       (4,042)         288,289
                                                                                                       ---------
Net income................       --       --          --          --        93,044           --           93,044
Foreign currency
  translation adjustment..       --       --          --          --            --       (4,592)          (4,592)
                                                                                                       ---------
Comprehensive income......                                                                                88,452
                                                                                                       ---------
Shares issued for
  consideration:
    Exercise of stock
      options, including
      tax benefit of $864
      (196,647 shares)....       --        2       4,020          --            --           --            4,022
    Other (75,609 shares).       --        1       1,654          --            --           --            1,655
Purchase of common stock
  (1,707,700 shares)......       --      (17)    (38,832)         --            --           --          (38,849)
Earned stock grant
  compensation............       --       --          --         281            --           --              281
                             ------    -----   ---------     -------     ---------      -------        ---------
Balance at December 31,
  1998....................       --      418     181,792        (712)      170,986       (8,634)         343,850
                                                                                                       ---------
Net income................       --       --          --          --        78,361           --           78,361
Foreign currency
  translation adjustment..       --       --          --          --            --        1,795            1,795
                                                                                                       ---------
Comprehensive income......                                                                                80,156
                                                                                                       ---------
Shares issued for
  consideration:
    Exercise of stock
      options, including
      tax benefit of $674
      (244,798 shares)....       --        2       4,572          --            --           --            4,574
    Other (40,972 shares).       --       --         846          --            --           --              846
Shares contributed to
  the 401(k) Plan
  (150,100 shares)........       --        2       4,201          --            --           --            4,203
Purchase of common stock
  (1,188,000 shares)......       --      (12)    (28,691)         --            --           --          (28,703)
Shares forfeited under
  stock incentive plan
  (18,837 shares).........       --       --          --           1            --           --                1
Merger consideration
  for shares canceled
  (17,738,634 shares).....       --     (177)   (155,830)         --      (340,675)          --         (496,682)
Recapitalization costs....       --       --      (2,717)         --            --           --           (2,717)
Earned stock grant
  compensation............       --       --          --         278            --           --              278
                             ------    -----   ---------     -------     ---------      -------        ---------
Balance at December 31,
  1999 (23,289,898
  shares).................   $   --    $ 233   $   4,173     $  (433)    $ (91,328)     $(6,839)       $ (94,194)
                             ======    =====   =========     =======     =========      =======        =========

        See accompanying notes to the consolidated financial statements.

                                   KNOLL, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.   NATURE OF OPERATIONS

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

     The results of the European subsidiaries are reported and included in the consolidated financial statements on a one-month lag to allow for the timely presentation of consolidated information. The effect of this presentation is not material to the financial statements.

     Cash and Cash Equivalents

     Cash and cash equivalents includes cash on hand and investments with maturities of three months or less at the date of purchase.

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

                                   KNOLL, INC.

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

     Stock-Based Compensation

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages entities to record compensation expense for stock-based employee compensation plans at fair value but provides the option of measuring compensation expense using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"
     ("APB 25"). The Company accounts for stock-based compensation in accordance with APB 25. Pro forma results of operations as if SFAS 123 had been used to account for stock-based compensation plans are presented in Note 18.

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

     Reclassifications

     Certain amounts for 1998 and 1997 in the accompanying consolidated financial statements have been reclassified to conform to the 1999 presentation.

     Accounting Pronouncement Pending Adoption

     In June 1998, the Financial Accounting Standards Board issued
     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended, which is required to be adopted in fiscal years beginning after June 15, 2000. Because of the Company's limited use of derivatives, management does not anticipate that the adoption of SFAS 133 will have a significant effect on earnings or the financial position of the Company.

                                   KNOLL, INC.

3.   INITIAL PUBLIC OFFERING

     The Company completed an initial public offering (the "IPO") during the second quarter of 1997. An aggregate of 9,200,000 shares, including 720,000 shares sold by a selling stockholder, were sold during May and June 1997 at $17.00 per share. The net proceeds to the Company amounted to $133,440,000 after deducting related expenses. The net proceeds, together with borrowings of $11,673,000 under the Company's then-existing revolving credit facility, were used (i) to redeem 800,000 shares of Series A 12% Participating Convertible Preferred Stock
     ("Series A Preferred Stock") and (ii) to redeem an aggregate principal amount of $57,750,000 of the Company's 10.875% Senior Subordinated
     Notes due 2006 (the "Senior Subordinated Notes") for a total redemption price of $65,113,000, including a redemption premium of $5,775,000 and accrued and unpaid interest thereon of $1,588,000. The 800,000 shares of Series A Preferred Stock were redeemed for $80,000,000 and 11,749,361 shares of common stock. Additionally, in connection with the IPO, another 802,998 shares of Series A Preferred Stock were converted into 15,691,558 shares of common stock.


4.   RECAPITALIZATION (MERGER)

     On March 23, 1999, the Company received a proposal from Warburg,
     Pincus Ventures, L.P. ("Warburg") and certain members of Knoll management regarding a recapitalization (merger) transaction whereby the Company would acquire all of the outstanding shares of its common stock not owned by Warburg and certain members of Knoll management for $25.00 per share. The Board of Directors appointed a special committee, consisting of independent members of the Board of Directors, to consider the proposed merger. The special committee retained legal counsel and an investment banker to assist in evaluating the proposed merger. The proposed merger consideration was subsequently increased to $28.00 per share. On June 21, 1999, the Board of Directors, at the recommendation of the special committee, approved the proposed merger at a price of $28.00 per share.
     On that same day, Warburg and the Company entered into an agreement and plan of merger, which was subsequently amended on July 29, 1999. On October 20, 1999, the merger was approved by the holders of a majority of the outstanding shares of Knoll common stock at the Company's 1999 annual meeting of stockholders.

     On August 13, 1999, the Company entered into an agreement with the holder of a majority of its Senior Subordinated Notes. Under the agreement, the majority holder consented to the merger and the related transactions, and the Company agreed to pay such holder (and other holders of the Senior Subordinated Notes who also consent), promptly after completion of the merger, $120 per $1,000 principal amount of the Senior Subordinated Notes owned by the holder. All other holders also provided their consent. See
     Note 10 for further discussion of this transaction.

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

     The merger of a newly formed entity, which was organized by Warburg, with and into Knoll, with Knoll continuing as the surviving corporation, was consummated on November 4, 1999. As a result of the merger, 17,738,634 shares of common stock held by the public stockholders of Knoll immediately prior to

                                   KNOLL, INC.

     the merger were converted into the right to receive $28.00 per share in cash and were canceled. Furthermore, the Company's common stock ceased to be listed on the New York Stock Exchange, and the registration of the Company's common stock under the Securities Exchange Act was terminated. The Company's consolidated balance sheet as of December 31, 1999 includes restricted cash and a current liability of $7,776,000 related to merger consideration held by the Company's exchange agent for canceled shares of Knoll common stock that were not yet presented to the exchange agent.

     The merger and related transactions were accounted for as a leveraged recapitalization. The historical accounting basis of Knoll's assets and liabilities were retained subsequent to the transactions. In connection with the merger and related transactions, the Company incurred recapitalization costs and financing costs of $9,073,000 and $20,734,000, respectively. Of the recapitalization costs, $6,356,000 was expensed and $2,717,000, which represents investor direct acquisition costs, was recorded as a reduction of additional paid-in-capital. Of the financing costs, $7,864,000 was capitalized as deferred financing fees and the remaining $12,870,000, which is the total consent fee related to the Senior Subordinated Notes, was recorded as a component of the extraordinary loss on early extinguishment of debt. The Company funded the merger and related fees and expenses with borrowings under a new senior credit agreement that was entered into in connection with the merger. See Note 10 for further discussion of the new credit agreement and the extraordinary loss noted above.


5.   CUSTOMER RECEIVABLES

     Customer receivables are presented net of an allowance for doubtful accounts of $6,783,000 and $5,057,000 at December 31, 1999 and 1998,
     respectively. Management performs ongoing credit evaluations of its customers and generally does not require collateral. As of December 31, 1999 and 1998, the U.S. government represented approximately 8.9% and 11.4%, respectively, of gross customer receivables.


6.   INVENTORIES

                                                           1999        1998
                                                        ----------  ----------
                                                            (In Thousands)
          Raw materials...............................    $49,795     $42,625
          Work in process.............................     10,313      11,827
          Finished goods..............................     22,630      22,661
                                                          -------     -------
          Inventories.................................    $82,738     $77,113
                                                          =======     =======


7.   PROPERTY, PLANT AND EQUIPMENT

                                                           1999        1998
                                                        ----------  ----------
                                                            (In Thousands)
          Land and buildings..........................   $ 71,002    $ 67,303
          Machinery and equipment.....................    193,000     169,261
          Construction in progress....................     15,970      21,406
                                                         --------    --------
          Property, plant and equipment...............    279,972     257,970
          Accumulated depreciation....................    (95,331)    (71,803)
                                                         --------    --------
          Property, plant and equipment, net..........   $184,641    $186,167
                                                         ========    ========

                                   KNOLL, INC.

8.   INTANGIBLE ASSETS

                                                           1999        1998
                                                        ----------  ----------
                                                            (In Thousands)
          Goodwill....................................   $ 53,966    $ 53,943
          Trademarks..................................    219,900     219,900
          Deferred financing fees.....................      7,864       8,354
                                                         --------    --------
          Intangible assets...........................    281,730     282,197
          Accumulated amortization....................    (26,773)    (22,154)
                                                         --------    --------
          Intangible assets, net......................   $254,957    $260,043
                                                         ========    ========


9.  OTHER CURRENT LIABILITIES

                                                           1999        1998
                                                        ----------  ----------
                                                            (In Thousands)
          Accrued employee compensation...............   $ 45,684    $ 51,593
          Accrued product warranty....................      9,925      10,407
          Other.......................................     45,633      29,756
                                                         --------    --------
          Other current liabilities...................   $101,242    $ 91,756
                                                         ========    ========


10.  INDEBTEDNESS

     The Company's long-term debt is summarized as follows:

                                                           1999        1998
                                                        ----------  ----------
                                                            (In Thousands)
          10.875% Senior Subordinated Notes due 2006..   $107,250    $107,250
          Term loans, variable rate (7.545% at
            December 31,1999), due through 2005.......    321,250          --
          Revolving loans, variable rate (7.545% at
            December 31, 1999), due 2005..............    181,000          --
          Revolving loans, variable rate (5.675% -
            5.875% at December 31, 1998), due 2002....         --      61,000
          Other.......................................        876       1,005
                                                         --------    --------
                                                          610,376     169,255
          Less current maturities.....................    (17,500)    (10,000)
                                                         --------    --------
          Long-term debt..............................   $592,876    $159,255
                                                         ========    ========

     Senior Subordinated Notes

     The Company assumed the obligations under the Senior Subordinated Notes on February 29, 1996. At such time, the total principal amount outstanding was $165,000,000. During June 1997, the Company used proceeds from its IPO to repurchase an aggregate principal amount of $57,750,000 of the Senior Subordinated Notes for a total redemption price of $65,113,000, including a redemption premium of $5,775,000 and accrued and unpaid interest thereon of $1,588,000. The Company wrote off unamortized financing costs of $3,063,000 related to the portion of the Senior Subordinated Notes that was redeemed. The early redemption premium and write-off of unamortized financing costs resulted in an extraordinary loss of $8,838,000 on a pretax basis ($5,337,000 on an after-tax basis) during 1997.

                                   KNOLL, INC.

     As discussed in Note 4, the Company entered into an agreement with the holder of a majority of its Senior Subordinated Notes on August 13, 1999. Under the agreement, (i) the holder consented to certain amendments to the indenture governing the Senior Subordinated Notes, thus allowing the Company to complete the merger without violating the covenants under the indenture, and (ii) the Company agreed to pay such holder (and other holders of the Senior Subordinated Notes who also consent), promptly after completion of the merger, $120 per $1,000 principal amount of the Senior Subordinated Notes owned by the holder. The Company subsequently obtained consents from all other holders as of August 13, 1999 through a consent solicitation process. Upon completion of the merger, the Company paid the holders an aggregate consent fee of $12,870,000.

     Due to the significance of the consent fee, the Company accounted for the modification of the debt terms under the indenture as an extinguishment of debt. Such treatment resulted in an extraordinary loss of $17,001,000 on a pretax basis ($10,244,000 on an after-tax basis), which consisted of the write-off of $4,131,000 of unamortized financing fees related to the Senior Subordinated Notes and the consent fee of $12,870,000 that was paid to the holders.

     The Senior Subordinated Notes are unsecured and are guaranteed by each existing and future wholly owned domestic subsidiary of Knoll, Inc. However, if the Company is unable to satisfy all or any portion of its obligations with respect to the Senior Subordinated Notes, it is unlikely that the guarantors will be able to pay all or any portion of such unsatisfied obligations.

     The Senior Subordinated Notes outstanding at December 31, 1999 may not be redeemed at the Company's option prior to March 15, 2001. At such date, the Senior Subordinated Notes are redeemable, in whole or in part, at 105.438% of principal amount, and thereafter at an annually declining premium over par until March 15, 2004 when they are redeemable at par. There are no sinking fund requirements related to the Senior Subordinated Notes.

     The indenture for the Senior Subordinated Notes limits the incurrence of indebtedness, payment of dividends and purchase of Company stock and includes certain other restrictions and limitations that are customary with subordinated indebtedness of this type. The Company believes that it was in compliance with the terms of the indenture at December 31, 1999.

     Term and Revolving Loans

     In connection with the merger, the Company entered into a $650,000,000 senior credit agreement, consisting of a $325,000,000 six-year term loan facility and a $325,000,000 six-year revolving credit facility, to (i) fund the merger and related fees and expenses (including consent fees related to the Company's Senior Subordinated Notes), (ii) refinance $14,000,000 owed under the Company's senior credit agreement that existed immediately prior to the merger and (iii) provide for working capital and ongoing general corporate purposes. The refinancing resulted in an extraordinary loss of $925,000 on a pretax basis ($557,000 on an after-tax basis), which consisted of the write-off of unamortized financing fees related to the refinanced debt.

     The new senior credit agreement contains a letter of credit subfacility that allows for the issuance of up to $25,000,000 in letters of credit and a swing line loan subfacility that allows for the issuance of up to $10,000,000 in swing line loans. The amount available for borrowing under the revolving credit facility is reduced by the total outstanding letters of credit and swing line loans. At December 31, 1999, the Company had letters of credit totaling $2,517,000, under which there were no borrowings.

                                   KNOLL, INC.

     The Company pays a commitment fee ranging from 0.175% to 0.50%, depending on the Company's leverage ratio, on the unused portion of the revolving credit facility. In addition, a letter of credit fee ranging from 0.625% to 1.625%, depending on the Company's leverage ratio, is required to be paid on the amount available to be drawn under letters of credit. As of December 31, 1999, the commitment and letter of credit fees applicable to the Company were 0.375% and 1.375%, respectively.

     Borrowings under the agreement bear interest at a floating rate based, at the Company's option, upon (i) the Eurodollar rate (as defined therein) plus an applicable percentage that is subject to change based upon the Company's ratio of funded debt to earnings before income taxes, depreciation, amortization and other noncash charges ("EBITDA") or (ii) the greater of the federal funds rate plus 0.5% or the prime rate, plus an applicable percentage that is subject to change based upon the Company's ratio of funded debt to EBITDA. The Company is required to make quarterly principal payments under the term loan facility through September 2005. The revolving credit facility allows the Company to borrow, repay and reborrow funds from time to time until November 4, 2005.

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

     The credit agreement subjects the Company to various affirmative and negative covenants. Among other things, the covenants limit the Company's ability to incur additional indebtedness, declare or pay dividends and purchase Company stock; require the Company to maintain certain financial ratios with respect to funded debt leverage and interest coverage; and require the Company to enter into interest rate protection agreements in a notional amount of at least $135,000,000 within 90 days subsequent to November 4, 1999 and maintain such agreements for at least three years from the date they are purchased. The Company believes that it was in compliance with the credit agreement covenants at December 31, 1999.

     The Company also has several revolving credit agreements with various European financial institutions. These credit agreements are to provide credit primarily for overdraft and working capital purposes. As of December 31, 1999, total credit available under such agreements was approximately $10,127,000 or the European equivalent. There is currently no expiration date on these agreements. The interest rate on borrowings is variable and is based on the monetary market rate that is linked to each country's prime rate. As of December 31, 1999, the Company did not have any outstanding borrowings under the European credit facilities.

     Interest Paid

     During 1999, 1998 and 1997, the Company made interest payments totaling $18,110,000, $15,943,000 and $25,505,000, respectively.

                                   KNOLL, INC.

     Maturities

     Aggregate principal maturities of the Company's indebtedness are as follows (in thousands):

          2000................................  $ 17,500
          2001................................    31,250
          2002................................    52,570
          2003................................    63,837
          2004................................    81,337
          Thereafter..........................   363,882
                                                --------
                                                $610,376
                                                ========


11.  PREFERRED STOCK

     The Company's Certificate of Incorporation authorizes the issuance of 10,000,000 shares of preferred stock with a par value of $1.00 per share. 1,920,000 of these shares are designated as Series A Preferred Stock, of which 1,602,998 shares have been retired and canceled as a result of the redemption and conversion discussed in Note 3, and 317,002 shares remain eligible to be issued. Subject to existing laws, the Board of Directors is authorized to provide for the issuance of preferred shares in one or more series, for such consideration and with designations, powers, preferences and relative, participating, optional or other special rights and the qualifications, limitations or restrictions thereof, as shall be determined by the Board of Directors.


12.  DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses interest rate collar agreements to manage its exposure to fluctuations in interest rates on its variable rate debt. Such agreements effectively set agreed-upon maximum and minimum rates on a notional principal amount and utilize the London Interbank Offered Rate ("LIBOR") as a variable rate reference. Thus, the agreements hedge the LIBOR component of the Eurodollar interest rate on the Company's variable rate debt. The net amount paid or received on the agreements is recognized as an adjustment to interest expense.

     The Company did not have any interest rate collar agreements outstanding at December 31, 1999. The aggregate notional principal amount of the Company's interest rate collar agreements outstanding at December 31, 1998 was $115,000,000, and the related weighted average maximum and minimum rates were 7.97% and 5.05%, respectively. In January 2000, the Company entered into three interest rate collar agreements, which will terminate in February 2003, that have an aggregate notional principal amount of $135,000,000 and weighted average maximum and minimum rates of 10.00% and 5.64%, respectively. The counterparties to the interest rate collar agreements are major financial institutions. During 1999, 1998 and 1997, the Company was not required to make nor was it entitled to receive any payments as a result of these hedging activities.

     From time to time, the Company enters into foreign currency forward exchange contracts to manage its exposure to foreign exchange rates associated with purchases of inventory from foreign suppliers. The terms of these contracts are generally less than a year. Material gains and losses on these contracts are recognized in income in the period the value of the contract changes. The contract amounts outstanding at December 31, 1999 and 1998 as well as the amounts of gains and losses recorded during 1999, 1998 and 1997 were not material.

                                   KNOLL, INC.

13.  CONTINGENT LIABILITIES AND COMMITMENTS

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

     Long-Term Debt

     The fair values of the variable rate long-term debt instruments approximate their carrying amounts. The fair value of other long-term debt was estimated using quoted market values or discounted cash flow analyses based on current incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company's long-term debt, including the current portion, was approximately $610,239,000 at December 31, 1999 and $181,394,000 at December 31, 1998 while the carrying amounts were $610,376,000 and $169,255,000, respectively.

     Interest Rate Collar Agreements

     The fair value of the Company's interest rate collar agreements, as estimated by dealers, was not material as of December 31, 1998.

     Foreign Currency Forward Exchange Contracts

     The fair value of the Company's foreign currency forward exchange contracts, as determined by quoted market prices, was not material as of December 31, 1999 and 1998.


15.  INCOME TAXES

     Income before income tax expense and extraordinary item consists of the following:

                                               1999        1998        1997
                                            ----------  ----------  ----------
                                                      (In Thousands)
          U.S. operations.................   $151,350    $142,483    $ 82,851
          Foreign operations..............      4,163      14,932      31,618
                                             --------    --------    --------
                                             $155,513    $157,415    $114,469
                                             ========    ========    ========

                                   KNOLL, INC.

     Income tax expense, excluding extraordinary items, is comprised of the following:

                                               1999        1998        1997
                                            ----------  ----------  ----------
                                                      (In Thousands)
          Current:
              Federal.....................   $46,651     $42,364     $21,585
              State.......................    10,198       9,456       5,980
              Foreign.....................     2,206       5,414      11,295
                                             -------     -------     -------
                  Total current...........    59,055      57,234      38,860
                                             -------     -------     -------
          Deferred:
              Federal.....................     6,385       4,423       6,258
              State.......................     1,256       1,113         708
              Foreign.....................      (345)      1,601       2,200
                                             -------     -------     -------
                  Total deferred..........     7,296       7,137       9,166
                                             -------     -------     -------
          Income tax expense..............   $66,351     $64,371     $48,026
                                             =======     =======     =======

     Income taxes paid by the Company during 1999, 1998 and 1997 totaled $52,285,000, $61,404,000 and $24,026,000, respectively.

     The following table sets forth the tax effects of temporary differences that give rise to the deferred tax assets and liabilities:

                                                           1999        1998
                                                        ----------  ----------
                                                            (In Thousands)
          Deferred tax assets:
              Accounts receivable, principally due
                to allowance for doubtful accounts....   $  2,327     $  1,624
              Inventories.............................      3,030        2,640
              Net operating loss carryforwards........     13,432       19,045
              Obligation for postretirement benefits
                other than pension....................      7,787        7,591
              Accrued liabilities and other items.....     19,541       20,915
                                                         --------     --------
                  Gross deferred tax assets...........     46,117       51,815
              Valuation allowance.....................    (16,137)     (22,528)
                                                         --------     --------
                  Net deferred tax assets.............     29,980       29,287
                                                         --------     --------
          Deferred tax liabilities:
              Intangibles, principally due to
                differences in amortization...........     15,249       11,260
              Plant and equipment, principally due
                to differences in depreciation and
                assigned values.......................     11,155        7,411
              Other items.............................         92          227
                                                         --------     --------
                  Gross deferred tax liabilities......     26,496       18,898
                                                         --------     --------
          Net deferred tax assets.....................   $  3,484     $ 10,389
                                                         ========     ========

     As of December 31, 1999, the Company had net operating loss carryforwards totaling approximately $34,448,000 in various foreign tax jurisdictions, of which $5,215,000 expire in 2000 and $29,233,000 may be carried forward for an unlimited time.

                                   KNOLL, INC.

     The Company has recorded a valuation allowance for net deferred tax assets in foreign tax jurisdictions, primarily related to net operating loss carryforwards that existed as of February 29, 1996, the date the Company was formed, due to losses incurred in these tax jurisdictions prior to such date. At December 31, 1997, the valuation allowance was $25,172,000. The decrease in the valuation allowance from 1997 to 1998 and from 1998 to 1999 resulted primarily from the expiration and utilization of net operating loss carryforwards in the foreign tax jurisdictions.

     For 1999, 1998 and 1997, tax benefits recognized through reductions of the valuation allowance for net operating loss carryforwards that existed as of February 29, 1996 had the effect of reducing goodwill by $430,000, $1,457,000 and $4,524,000, respectively. If additional tax benefits are recognized in the future through further reduction of the valuation allowance, such benefits will generally reduce goodwill.

     The following table sets forth a reconciliation of the statutory federal income tax rate to the effective income tax rate:

                                                    1999      1998      1997
                                                  --------  --------  --------
          Federal statutory tax rate............    35.0%     35.0%     35.0%
          Increase in the tax rate
            resulting from:
                State taxes, net of
                  federal effect................     4.9       4.4       3.8
                Nondeductible recapitalization
                  expense.......................     1.2        --        --
                Higher income tax rates of
                  other countries...............     1.3       1.2       2.4
                Nondeductible goodwill
                  amortization..................     0.3       0.2       0.3
                Other...........................      --       0.1       0.5
                                                    ----      ----      ----
          Effective tax rate....................    42.7%     40.9%     42.0%
                                                    ====      ====      ====

     The Company has not made provisions for U.S. federal and state income taxes as of December 31, 1999 on $38,017,000 of foreign earnings that are expected to be reinvested indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. federal and state income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of the unrecognized deferred tax liability is not practicable.


16.  LEASES

     The Company has commitments under operating leases for certain machinery and equipment and facilities used in its operations. Total rental expense for 1999, 1998 and 1997 was $9,626,000, $9,256,000 and
     $8,902,000, respectively. Future minimum rental payments required under those operating leases that have an initial or remaining noncancelable lease term in excess of one year are as follows (in thousands):

          2000................................  $ 7,339
          2001................................    6,923
          2002................................    6,068
          2003................................    3,905
          2004................................    1,738
          Subsequent years....................    2,530
                                                -------
          Total minimum rental payments.......  $28,503
                                                =======

                                   KNOLL, INC.

17.  PENSION AND OTHER POSTRETIREMENT BENEFITS

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

     The following table sets forth a reconciliation of the benefit obligation, plan assets and accrued benefit cost related to the pension and other postretirement benefits provided by the Company:

                                                  Pension Benefits         Other Benefits
                                               ----------------------  ----------------------
                                                  1999        1998        1999        1998
                                               ----------  ----------  ----------  ----------
                                                   (In Thousands)          (In Thousands)
          Change in benefit obligation:
          Benefit obligation at January 1....   $17,897      $ 8,078    $ 18,778    $ 16,080
          Service cost.......................     6,826        5,396         582         595
          Interest cost......................     1,204          615       1,256       1,294
          Participant contributions..........       225          252          --          --
          Amendment..........................        --          451           4          --
          Actuarial loss (gain)..............    (1,781)       3,214         180       1,302
          Benefits paid......................      (121)        (109)     (1,297)       (493)
                                                -------      -------    --------    --------
          Benefit obligation at December 31..    24,250       17,897      19,503      18,778
                                                -------      -------    --------    --------
          Change in plan assets:
          Fair value of plan assets at
            January 1........................     8,641        3,721          --          --
          Actual return on plan assets.......       336          241          --          --
          Employer contributions.............     5,385        4,536       1,297         493
          Participant contributions..........       225          252          --          --
          Benefits paid......................      (121)        (109)     (1,297)       (493)
                                                -------      -------    --------    --------
          Fair value of plan assets at
            December 31......................    14,466        8,641          --          --
                                                -------      -------    --------    --------

          Funded status......................    (9,784)      (9,256)    (19,503)    (18,778)
          Unrecognized net loss (gain).......       756        2,156        (118)       (392)
          Unrecognized prior service cost....       381          416           4          --
                                                -------      -------    --------    --------
          Accrued benefit cost...............   $(8,647)     $(6,684)   $(19,617)   $(19,170)
                                                =======      =======    ========    ========

     Significant assumptions as of December 31 that were used in accounting for the pension and other postretirement benefits plans are as follows:

                                                Pension Benefits     Other Benefits
                                               ------------------  ------------------
                                                 1999      1998      1999      1998
                                               --------  --------  --------  --------
          Discount rate......................    7.25%     6.75%     7.25%     6.75%
          Expected return on plan assets.....    8.50      8.50        --        --
          Rate of compensation increase......    4.50      4.50      4.50      4.50

                                   KNOLL, INC.

     The following table sets forth the components of the net periodic benefit cost for the Company's pension and other postretirement benefits plans:

                                          Pension Benefits               Other Benefits
                                    ----------------------------  ----------------------------
                                      1999      1998      1997      1999      1998      1997
                                    --------  --------  --------  --------  --------  --------
                                           (In Thousands)                (In Thousands)
          Service cost............   $6,826    $5,396    $4,893    $  582    $  595    $  560
          Interest cost...........    1,204       615       207     1,256     1,294     1,224
          Expected return on
            plan assets...........     (744)     (321)      (55)       --        --        --
          Amortization of prior
            service cost..........       35        35        --        --        --        --
          Recognized actuarial
            loss (gain)...........       27       (22)       --       (94)       --        --
                                     ------    ------    ------    ------    ------    ------
          Net periodic benefit
            cost..................   $7,348    $5,703    $5,045    $1,744    $1,889    $1,784
                                     ======    ======    ======    ======    ======    ======

     For purposes of measuring the benefit obligation and the net periodic benefit cost as of and for the year ended December 31, 1999, respectively, associated with the Company's other postretirement benefits plans, a 6.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was then assumed to decrease to 5.5% in 2000 and remain at that level thereafter. Increasing the assumed health care cost trend rate by 1.0% in each year would increase the benefit obligation as of December 31, 1999 by $1,704,000 and increase the aggregate of the service and interest cost components of net periodic benefit cost for 1999 by $207,000. Decreasing the assumed health care cost trend rate by 1.0% in each year would decrease the benefit obligation as of December 31, 1999 by $1,544,000 and decrease the aggregate of the service and interest cost components of net periodic benefit cost for 1999 by $180,000.

     Employees of the Canadian, Belgium and United Kingdom operations participate in defined contribution pension plans sponsored by the Company. The Company's expense related to these plans for 1999, 1998 and 1997 was $679,000, $842,000 and $1,121,000, respectively.

     The Company also sponsors a retirement savings plan (i.e. 401(k) plan) for all U.S. employees. Under this plan, participants may defer a portion of their earnings up to the annual contribution limits established by the Internal Revenue Service. The Company matches 40.0% of participant contributions on up to the first 6.0% of compensation for nonunion employees and matches 50.0% of participant contributions on up to the first 6.0% of compensation for union employees. For participants who are nonunion employees, the plan provides for additional employer matching based on the achievement of certain profitability goals. Furthermore, effective November 4, 1999, the plan provides that the Company may also make discretionary contributions of Knoll common stock to participant accounts on behalf of all actively employed U.S. participants. However, upon retiring or leaving the Company, participants must sell vested shares of Knoll common stock back to the Company, and any shares that are not vested at such time are forfeited by the participant and held by the plan. Participants generally vest their interest in Company contributions ratably according to years of service, with such contributions being 100% vested at the end of five years of service. The Company's total expense under the 401(k) plan was $9,466,000, $5,472,000 and $5,180,000 for 1999, 1998 and 1997, respectively.

                                   KNOLL, INC.

     The Company's common stock was offered as an investment option under the 401(k) plan from May 9, 1997 through November 3, 1999, the period during which Knoll's common stock was publicly traded. The plan purchased shares of Knoll common stock on the open market. In connection with the merger, which is discussed in Note 4, all 71,174 shares of Knoll common stock held in the 401(k) plan immediately prior to the merger were converted into the right to receive $28.00 per share in cash and were canceled.


18.  STOCK PLANS

     Stock Incentive Plans

     The Company sponsors three stock incentive plans under which awards denominated or payable in shares or options to purchase shares of Knoll common stock may be granted to officers, certain other key employees, directors and consultants of the Company. A combined maximum of 9,264,898 shares or options to purchase shares are authorized for issuance under the plans. A Stock Plan Committee of the Company's Board of Directors has sole discretion concerning administration of the plans, including selection of individuals to receive awards, types of awards, the terms and conditions of the awards and the time at which awards will be granted. Options that are granted have a maximum contractual life of ten years.

     During 1996, the Company granted 4,144,030 restricted common shares, with a weighted-average fair value of $0.34 per share, to key employees. The Company recorded the fair value of the shares on the date of grant as unearned stock grant compensation, which is a separate component of stockholders' equity (deficit), and is recognizing compensation expense ratably over the vesting period. As of December 31, 1999, a total of 998,357 restricted shares were not vested. Such shares will vest as follows: 631,015 shares in 2000 and 367,342 shares in 2001.

     The following table summarizes the Company's stock option activity:

                                           1999                      1998                      1997
                                  -----------------------   -----------------------   -----------------------
                                                Weighted                  Weighted                  Weighted
                                    Number      Average       Number      Average       Number      Average
                                      of        Exercise        of        Exercise        of        Exercise
                                    Options      Price        Options      Price        Options      Price
                                  -----------  ----------   -----------  ----------   -----------  ----------
          Outstanding at
            beginning of year...   1,965,511     $21.27      2,142,158     $20.73             --      $   --
          Granted...............   2,305,500      26.74         50,000      28.21      2,173,552       20.66
          Exercised.............    (244,798)     15.93       (196,647)     16.06             --          --
          Forfeited.............    (269,875)     17.28        (30,000)     28.50        (31,394)      15.93
          Canceled .............     (50,000)     17.00             --         --             --          --
                                   ---------                 ---------                 ---------
          Outstanding at end
            of year.............   3,706,338      25.37      1,965,511      21.27      2,142,158       20.73
                                   =========                 =========                 =========

          Exercisable at end
            of year.............     396,427      26.17        240,789      24.33         10,000       17.00
                                   =========                 =========                 =========

          Available for
            future grants.......     991,922                   658,710                   678,710
                                   =========                 =========                 =========

                                   KNOLL, INC.

     Options that were granted generally vest in installments over either a four or five-year period, beginning one year from the date of grant.

     The following table summarizes information regarding stock options outstanding and exercisable at December 31, 1999:

                                      Options Outstanding               Options Exercisable
                             --------------------------------------   -----------------------
                                            Weighted
                                             Average      Weighted                  Weighted
                                Number      Remaining     Average       Number      Average
              Range of            of       Contractual    Exercise        of        Exercise
           Exercise Prices     Options        Life         Price        Options      Price
          -----------------  -----------  -------------  ----------   -----------  ----------
           $15.93 - $21.25      972,838     7.93 years     $17.68        75,427      $15.93
           $24.19 - $26.75       95,000     9.31            25.95        11,000       26.58
           $28.00 - $33.13    2,638,500     9.27            28.19       310,000       28.65
                              ---------                                 -------
           $15.93 - $33.13    3,706,338     8.92            25.37       396,427       26.17
                              =========                                 =======

     Employee Stock Purchase Plan

     From August 1, 1997 through November 3, 1999, the Company sponsored an employee stock purchase plan that provided all employees the ability to purchase common stock of the Company at a price equal to 15.0% below the lower of the market price at (i) the beginning of each quarterly offering period or (ii) the end of each quarterly offering period. Purchases under the plan were limited to 10.0% of an employee's eligible gross pay, up to $25,000 per year. During 1999, 1998 and 1997, the Company issued
     40,972, 75,609 and 22,716 shares, respectively, at a weighted average per share price of $20.66, $21.89 and $26.71, respectively.

     Other Stock-Based Compensation Plans

     On November 4, 1999, the Company established The Knoll Stock Ownership Award Plan, under which it may grant notional stock units to substantially all individuals employed by the Company in Canada as of the effective date of the plan. Participants generally vest their interest in notional stock units ratably according to years of service, with such units being 100% vested at the end of five years of service. On November 4, 1999, the Company granted a total of 54,900 notional stock units, with an estimated fair value of $28.00 per unit, to eligible employees. Compensation expense is recognized based on the estimated fair value of notional stock units and vesting provisions. During 1999, the Company incurred $992,000 of compensation expense related to 35,460 vested units.

     As discussed in Note 17, the Company may contribute shares of Knoll common stock into participant 401(k) plan accounts at its discretion. Subsequent to the merger, the Company contributed 150,100 shares into the 401(k) plan for substantially all individuals employed by the Company in the U.S. as of November 4, 1999. In connection with this award, the Company recognized $4,203,000 of compensation expense, which was based on a value of $28.00 per share. During December 1999, the Company repurchased 1,000 of the contributed common shares from the 401(k) plan at a weighted average price per share of $28.00. Such shares are held in treasury.

                                   KNOLL, INC.

     Pro Forma Disclosures

     As discussed in Note 2, the Company accounts for its stock-based compensation plans in accordance with APB 25. Accordingly, no compensation cost has been recognized for the Company's stock options or stock purchase rights granted in connection with the employee stock purchase plan. If the Company had recognized compensation cost based upon the fair value of the stock options and stock purchase rights at the date of grant as prescribed by SFAS 123, the Company's pro forma net income would have been $75,476,000, $89,804,000 and $59,731,000 for 1999,
     1998 and 1997, respectively.

     For purposes of calculating pro forma net income, the weighted average per share fair value and exercise price of options whose exercise price equals the market price of a share of Knoll common stock on the date of grant were $10.15 and $21.30, respectively, for 1999 grants, $13.68 and $28.21, respectively, for 1998 grants and $10.13 and $20.66, respectively, for 1997 grants, and the weighted average per share fair value and exercise price of options whose exercise price exceeds the estimated fair value of a share of Knoll common stock on the date of grant were zero and $28.00, respectively, for 1999 grants. Additionally, the weighted average fair value of stock purchase rights granted under the employee stock purchase plan was $3.76, $4.84 and $5.31 per share in 1999, 1998 and 1997, respectively.

     The fair value of the options and stock purchase rights was estimated at the date of grant using (i) a Black-Scholes option pricing model for grants made prior to March 24, 1999, the date the merger proposal, which is discussed in Note 4, was first announced and (ii) a minimum value method for grants made on or subsequent to March 24, 1999. The following assumptions were used for the Black-Scholes model: risk-free interest rate of 6.5% in 1999, 5.75% in 1998 and 6.0% in 1997; dividend yield of zero in 1999, 1998 and 1997; expected volatility of the market price of the common stock of 35.0% in 1999, 1998 and 1997; and weighted average expected lives of 7 years for the options and 3 months for the stock purchase rights in 1999, 1998 and 1997. Under the minimum value method, the Company used the same assumptions as those noted above for the Black-Scholes model for 1999 with the exception that volatility was not considered under the minimum value method. The estimated fair value of the options was amortized to expense over the vesting period of the options for purposes of determining pro forma net income. The effects of applying SFAS 123 for purposes of providing pro forma disclosures are not likely to be representative of the effects on reported net income in future years.


19.  STOCK REPURCHASE PROGRAM

     In September 1998, the Board of Directors approved a share repurchase program that authorized the repurchase of up to 3,000,000 shares of the Company's common stock. The Board of Directors subsequently approved an increase of 2,000,000 shares to the program on February 2, 1999. During 1999, the Company purchased 1,187,000 shares of its common stock for $28,675,000, or an average price of $24.16 per share. During 1998, the Company purchased 1,707,700 shares for $38,849,000, or an average price of $22.75 per share. Total shares purchased under the program were 2,894,700 for $67,524,000, or an average price of $23.33 per share. Common shares were purchased in the open market and were then held in treasury. All shares that were held in treasury immediately prior to the merger, which is discussed in Note 4, were canceled and retired in connection with the merger.

                                   KNOLL, INC.

20.  SEGMENT AND GEOGRAPHIC REGION INFORMATION

     The Company operates exclusively in the business of design, manufacture and sale of office furniture products and accessories. In addition to its principal manufacturing operations and markets in North America, the Company has manufacturing operations and markets in Europe.

     The Company's sales to customers, operating income and net property, plant and equipment are summarized by geographic areas below. Sales to customers are attributed to the geographic areas based on the point of sale.

                                    United
                                    States       Canada       Europe     Consolidated
                                  ----------   ----------   ----------   ------------
                                                    (In Thousands)
          1999
          Sales to customers....   $902,554      $26,028      $55,929      $984,511
          Operating income......    178,631        4,574          945       184,150
          Property, plant and
            equipment, net......    142,326       31,663       10,652       184,641

          1998
          Sales to customers....    857,711       29,361       61,619       948,691
          Operating income......    158,880        9,915        2,748       171,543
          Property, plant and
            equipment, net......    146,488       27,754       11,925       186,167

          1997
          Sales to customers....    717,326       37,674       55,857       810,857
          Operating income......    108,002       24,497        5,378       137,877
          Property, plant and
            equipment, net......    145,215       23,829       11,406       180,450


21.  QUARTERLY RESULTS OF OPERATIONS (Unaudited)

     The following table sets forth unaudited summary information on a quarterly basis for the Company for 1999 and 1998.

                                        First       Second        Third       Fourth
                                       Quarter      Quarter      Quarter      Quarter
                                     -----------  -----------  -----------  -----------
                                                        (In Thousands)
          1999
          Sales....................    $209,210     $253,726     $247,543     $274,032
          Gross profit.............      81,547      102,198       96,585      110,739
          Income before
            extraordinary item.....      18,394       21,804       25,013       23,951
          Net income...............      18,394       21,804       25,013       13,150

          1998
          Sales....................     220,775      246,957      235,028      245,931
          Gross profit.............      87,323       97,838       93,022       97,752
          Net income...............      19,810       25,063       24,937       23,234

                                   KNOLL, INC.

     In connection with the merger and related transactions discussed in
     Note 4, the Company recorded recapitalization expense totaling $3,000,000, $541,000 and $2,815,000 in the second, third and fourth quarter, respectively, of 1999 and an extraordinary loss of $17,926,000 pretax ($10,801,000 after-tax) in the fourth quarter of 1999. The extraordinary loss consisted of the write-off of unamortized deferred financing fees and the consent fee paid to the holders of the Senior Subordinated Notes.


22.  FINANCIAL INFORMATION FOR GUARANTORS OF THE COMPANY'S DEBT

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

     These Guarantors will irrevocably and unconditionally, fully, jointly and severally, guarantee the performance and payment when due, of all obligations under the Senior Subordinated Notes and senior credit agreement outstanding as of December 31, 1999, limited to the largest amount that would not render such Guarantors' obligations under the guarantees subject to avoidance under any applicable federal or state fraudulent conveyance or similar law.

     The condensed consolidating information that follows presents:

     -- Condensed consolidating financial information as of December 31, 1999 and 1998 and for the years ended December 31, 1999, 1998 and 1997 of
         (a) Knoll, Inc. (as the Issuer), (b) the Guarantors, (c) the combined non-Guarantors, (d) elimination entries and (e) the Company on a consolidated basis.

     -- The Issuer and the Guarantors are shown with their investments in their subsidiaries accounted for on the equity method.

     The condensed consolidating financial information should be read in connection with the consolidated financial statements of the Company. Separate financial statements of the Guarantors are not presented because management has determined that separate financial statements are not material. The Guarantors are fully, jointly, severally and unconditionally liable under the guarantees.

                                  KNOLL, INC.

                                 BALANCE SHEET
                               DECEMBER 31, 1999
                                 (In Thousands)

                                                      Guarantors
                                               ------------------------
                                               Spinneybeck      Knoll
                                    Knoll,     Enterprises,   Overseas,       Non-
                                     Inc.          Inc.         Inc.       Guarantors   Eliminations      Total
                                  ----------   ------------   ---------   -----------   ------------   -----------
ASSETS
Current assets:
    Cash and cash equivalents...   $    549       $   662      $    --       $  9,574     $      --      $ 10,785
    Restricted cash.............      7,776            --           --             --            --         7,776
    Customer receivables, net...    140,867         1,952           --         24,948            --       167,767
    Accounts receivable--
      related parties...........      9,545            99        4,360         37,665       (51,669)           --
    Inventories.................     54,351         9,123           --         19,264            --        82,738
    Deferred income taxes.......     20,727            --           --          1,713            --        22,440
    Prepaid and other current
      assets....................      1,887           (10)           5          5,838            --         7,720
                                   --------       -------      -------       --------     ---------      --------
          Total current assets..    235,702        11,826        4,365         99,002       (51,669)      299,226
Property, plant and
  equipment, net................    142,143           183           --         42,315            --       184,641
Intangible assets, net..........    253,584            --           --          1,373            --       254,957
Equity investments..............    111,330           778       16,185             --      (128,293)           --
Other noncurrent assets.........      1,705             2           97          1,678            --         3,482
                                   --------       -------      -------       --------     ---------      --------
          Total Assets..........   $744,464       $12,789      $20,647       $144,368     $(179,962)     $742,306
                                   ========       =======      =======       ========     =========      ========
LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)
Current liabilities:
    Current maturities of
      long-term debt............   $ 17,500       $    --      $    --       $     --     $      --      $ 17,500
    Accounts payable--trade.....     50,203           765           --         21,946            --        72,914
    Accounts payable--related
      parties...................     37,169           496        3,980         10,024       (51,669)           --
    Income taxes payable........      1,786           964           37            696            --         3,483
    Other current liabilities...     87,016         1,037        2,092         11,097            --       101,242
                                   --------       -------      -------       --------     ---------      --------
          Total current
            liabilities.........    193,674         3,262        6,109         43,763       (51,669)      195,139
Long-term debt..................    592,000            --           --            876            --       592,876
Deferred income taxes...........     16,730            --           --          2,226            --        18,956
Postretirement benefits
  other than pension............     18,426            --           --             --            --        18,426
Other noncurrent
  liabilities...................      5,045            --           --          6,058            --        11,103
                                   --------       -------      -------       --------     ---------      --------
          Total liabilities.....    825,875         3,262        6,109         52,923       (51,669)      836,500
                                   --------       -------      -------       --------     ---------      --------
Stockholders' equity (deficit):
    Common stock................        233            --           --             --            --           233
    Additional paid-in-capital..     10,117        (3,562)      12,896         60,267       (75,545)        4,173
    Unearned stock grant
      compensation..............       (433)           --           --             --            --          (433)
    Retained earnings (deficit).    (91,328)       13,089        1,642         38,017       (52,748)      (91,328)
    Accumulated other
      comprehensive income......         --            --           --         (6,839)           --        (6,839)
                                   --------       -------      -------       --------     ---------      --------
          Total stockholders'
            equity (deficit)....    (81,411)        9,527       14,538         91,445      (128,293)      (94,194)
                                   --------       -------      -------       --------     ---------      --------
          Total Liabilities
            and Stockholders'
            Equity (Deficit)....   $744,464       $12,789      $20,647       $144,368     $(179,962)     $742,306
                                   ========       =======      =======       ========     =========      ========

                                  KNOLL, INC.

                                 BALANCE SHEET
                               DECEMBER 31, 1998
                                 (In Thousands)

                                                      Guarantors
                                               ------------------------
                                               Spinneybeck      Knoll
                                    Knoll,     Enterprises,   Overseas,       Non-
                                     Inc.          Inc.         Inc.       Guarantors   Eliminations      Total
                                  ----------   ------------   ---------   -----------   ------------   -----------
ASSETS
Current assets:
    Cash and cash equivalents...   $  3,503       $   561      $    --       $ 13,401     $      --      $ 17,465
    Customer receivables, net...    115,823         1,698           --         20,435            --       137,956
    Accounts receivable--
      related parties...........     13,954            40        3,568         40,061       (57,623)           --
    Inventories.................     53,146         8,270           --         15,697            --        77,113
    Deferred income taxes.......     20,169            --           --            898            --        21,067
    Prepaid and other current
      assets....................      2,132            14            4          7,692            --         9,842
                                   --------       -------      -------       --------     ---------      --------
          Total current assets..    208,727        10,583        3,572         98,184       (57,623)      263,443
Property, plant and
  equipment, net................    146,275           213           --         39,679            --       186,167
Intangible assets, net..........    258,604            --           --          1,439            --       260,043
Equity investments..............    106,709           666       15,932             --      (123,307)           --
Other noncurrent assets.........      2,046             9           97          2,222            --         4,374
                                   --------       -------      -------       --------     ---------      --------
          Total Assets..........   $722,361       $11,471      $19,601       $141,524     $(180,930)     $714,027
                                   ========       =======      =======       ========     =========      ========
LIABILITIES AND
  STOCKHOLDERS' EQUITY
Current liabilities:
    Current maturities of
      long-term debt............   $ 10,000       $    --      $    --       $     --     $      --      $ 10,000
    Accounts payable--trade.....     37,446           415           --         21,690            --        59,551
    Accounts payable--related
      parties...................     39,826           235        2,526         15,036       (57,623)           --
    Income taxes payable........      5,872           637           35            552            --         7,096
    Other current liabilities...     81,100           838        1,061          8,757            --        91,756
                                   --------       -------      -------       --------     ---------      --------
          Total current
            liabilities.........    174,244         2,125        3,622         46,035       (57,623)      168,403
Long-term debt..................    158,250            --           --          1,005            --       159,255
Deferred income taxes...........      8,531            --           --          2,147            --        10,678
Postretirement benefits
  other than pension............     18,450            --           --             --            --        18,450
Other noncurrent
  liabilities...................      8,049            --           --          5,342            --        13,391
                                   --------       -------      -------       --------     ---------      --------
          Total liabilities.....    367,524         2,125        3,622         54,529       (57,623)      370,177
                                   --------       -------      -------       --------     ---------      --------
Stockholders' equity:
    Common stock................        418            --           --             --            --           418
    Additional paid-in-capital..    184,145           273       12,812         60,107       (75,545)      181,792
    Unearned stock grant
      compensation..............       (712)           --           --             --            --          (712)
    Retained earnings...........    170,986         9,073        3,167         35,522       (47,762)      170,986
    Accumulated other
      comprehensive income......         --            --           --         (8,634)           --        (8,634)
                                   --------       -------      -------       --------     ---------      --------
          Total stockholders'
            equity..............    354,837         9,346       15,979         86,995      (123,307)      343,850
                                   --------       -------      -------       --------     ---------      --------
          Total Liabilities
            and Stockholders'
            Equity..............   $722,361       $11,471      $19,601       $141,524     $(180,930)     $714,027
                                   ========       =======      =======       ========     =========      ========

                                  KNOLL, INC.

                            STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1999
                                 (In Thousands)

                                                      Guarantors
                                               ------------------------
                                               Spinneybeck      Knoll
                                    Knoll,     Enterprises,   Overseas,       Non-
                                     Inc.          Inc.         Inc.       Guarantors   Eliminations      Total
                                  ----------   ------------   ---------   -----------   ------------   -----------
Sales to customers..............   $880,677      $21,877       $    --     $ 81,957      $      --      $984,511
Sales to related parties........     24,558        3,702         1,219      127,651       (157,130)           --
                                   --------      -------       -------     --------      ---------      --------
Total sales.....................    905,235       25,579         1,219      209,608       (157,130)      984,511
Cost of sales to customers......    551,894        8,347           803       62,049        (29,651)      593,442
Cost of sales to related
  parties.......................     13,883        3,702            --      109,894       (127,479)           --
                                   --------      -------       -------     --------      ---------      --------
Gross profit....................    339,458       13,530           416       37,665             --       391,069
Selling, general and
  administrative expenses.......    165,601        6,844         2,328       32,146             --       206,919
                                   --------      -------       -------     --------      ---------      --------
Operating income (loss).........    173,857        6,686        (1,912)       5,519             --       184,150
Interest expense................     21,519           --            --           92             --        21,611
Recapitalization expense........      6,356           --            --           --             --         6,356
Other income (expense), net.....        594           --            --       (1,264)            --          (670)
Income from equity investments..      4,621          112           253           --         (4,986)           --
                                   --------      -------       -------     --------      ---------      --------
Income before income tax
  expense (benefit) and
  extraordinary item............    151,197        6,798        (1,659)       4,163         (4,986)      155,513
Income tax expense (benefit)....     62,035        2,782          (134)       1,668             --        66,351
                                   --------      -------       -------     --------      ---------      --------
Income before extraordinary
  item..........................     89,162        4,016        (1,525)       2,495         (4,986)       89,162
Extraordinary loss on early
  extinguishment of debt, net
  of taxes......................     10,801           --            --           --             --        10,801
                                   --------      -------       -------     --------      ---------      --------
Net income......................   $ 78,361      $ 4,016       $(1,525)    $  2,495      $  (4,986)     $ 78,361
                                   ========      =======       =======     ========      =========      ========

                                  KNOLL, INC.

                            STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1998
                                 (In Thousands)

                                                      Guarantors
                                               ------------------------
                                               Spinneybeck      Knoll
                                    Knoll,     Enterprises,   Overseas,       Non-
                                     Inc.          Inc.         Inc.       Guarantors   Eliminations      Total
                                  ----------   ------------   ---------   -----------   ------------   -----------
Sales to customers..............   $835,209      $22,502       $   --      $ 90,980      $      --      $948,691
Sales to related parties........     24,652        3,531        1,244       124,816       (154,243)           --
                                   --------      -------       ------      --------      ---------      --------
Total sales.....................    859,861       26,033        1,244       215,796       (154,243)      948,691
Cost of sales to customers......    526,437        9,114          813        64,478        (28,086)      572,756
Cost of sales to related
  parties.......................     14,578        3,531           --       108,048       (126,157)           --
                                   --------      -------       ------      --------      ---------      --------
Gross profit....................    318,846       13,388          431        43,270             --       375,935
Selling, general and
  administrative expenses.......    165,976        6,938          871        30,607             --       204,392
                                   --------      -------       ------      --------      ---------      --------
Operating income (loss).........    152,870        6,450         (440)       12,663             --       171,543
Interest expense................     16,809           --           --            51             --        16,860
Other income, net...............        412           --           --         2,320             --         2,732
Income from equity investments..     11,401           99          985            --        (12,485)           --
                                   --------      -------       ------      --------      ---------      --------
Income before income tax
  expense.......................    147,874        6,549          545        14,932        (12,485)      157,415
Income tax expense (benefit)....     54,830        2,685          (21)        6,877             --        64,371
                                   --------      -------       ------      --------      ---------      --------
Net income......................   $ 93,044      $ 3,864       $  566      $  8,055      $ (12,485)     $ 93,044
                                   ========      =======       ======      ========      =========      ========

                                  KNOLL, INC.

                            STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1997
                                 (In Thousands)

                                                      Guarantors
                                               ------------------------
                                               Spinneybeck      Knoll
                                    Knoll,     Enterprises,   Overseas,       Non-
                                     Inc.          Inc.         Inc.       Guarantors   Eliminations      Total
                                  ----------   ------------   ---------   -----------   ------------   -----------
Sales to customers..............   $698,392      $18,934       $    --     $ 93,531      $      --      $810,857
Sales to related parties........     22,545        3,507         1,192      103,412       (130,656)           --
                                   --------      -------       -------     --------      ---------      --------
Total sales.....................    720,937       22,441         1,192      196,943       (130,656)      810,857
Cost of sales to customers......    450,099        7,707           703       67,902        (36,449)      489,962
Cost of sales to related
  parties.......................     14,530        3,507            --       76,170        (94,207)           --
                                   --------      -------       -------     --------      ---------      --------
Gross profit....................    256,308       11,227           489       52,871             --       320,895
Selling, general and
  administrative expenses.......    151,907        6,287         1,828       22,996             --       183,018
                                   --------      -------       -------     --------      ---------      --------
Operating income (loss).........    104,401        4,940        (1,339)      29,875             --       137,877
Interest expense................     24,960           --            --          115             --        25,075
Other income (expense), net.....       (190)          --            (1)       1,858             --         1,667
Income from equity investments..     19,837          117         2,158           --        (22,112)           --
                                   --------      -------       -------     --------      ---------      --------
Income before income tax
  expense (benefit) and
  extraordinary item............     99,088        5,057           818       31,618        (22,112)      114,469
Income tax expense (benefit)....     32,645        2,051           (15)      13,345             --        48,026
                                   --------      -------       -------     --------      ---------      --------
Income before extraordinary
  item..........................     66,443        3,006           833       18,273        (22,112)       66,443
Extraordinary loss on early
  extinguishment of debt, net
  of taxes......................      5,337           --            --           --             --         5,337
                                   --------      -------       -------     --------      ---------      --------
Net income......................   $ 61,106      $ 3,006       $   833     $ 18,273      $ (22,112)     $ 61,106
                                   ========      =======       =======     ========      =========      ========

                                  KNOLL, INC.

                            STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1999
                                 (In Thousands)

                                                      Guarantors
                                               ------------------------
                                               Spinneybeck      Knoll
                                    Knoll,     Enterprises,   Overseas,       Non-
                                     Inc.          Inc.         Inc.       Guarantors   Eliminations      Total
                                  ----------   ------------   ---------   -----------   ------------   -----------
CASH PROVIDED BY OPERATING
  ACTIVITIES                      $ 124,858        $141         $ --        $ 2,988         $ --        $ 127,987

CASH FLOWS FROM INVESTING
  ACTIVITIES
Capital expenditures............    (18,906)        (40)          --         (6,208)          59          (25,095)
Proceeds from sale of assets....         60          --           --            113          (59)             114
                                  ---------        ----         ----        -------         ----        ---------
Cash used in investing
  activities....................    (18,846)        (40)          --         (6,095)          --          (24,981)

CASH FLOWS FROM FINANCING
  ACTIVITIES
Proceeds from revolving
  credit facility, net..........    120,000          --           --             --           --          120,000
Proceeds from long-term debt....    325,000          --           --             --           --          325,000
Repayment of long-term debt.....     (3,750)         --           --             --           --           (3,750)
Payment of debt issuance costs..     (7,864)         --           --             --           --           (7,864)
Payment of consent fee on
  Senior Subordinated Notes.....    (12,870)         --           --             --           --          (12,870)
Net proceeds from issuance
  of stock......................      4,746          --           --             --           --            4,746
Purchase of common stock........    (28,703)         --           --             --           --          (28,703)
Payment of merger
  consideration.................   (496,682)         --           --             --           --         (496,682)
Payment of recapitalization
  costs.........................     (8,843)         --           --             --           --           (8,843)
                                  ---------        ----         ----        -------         ----        ---------
Cash used in financing
  activities....................   (108,966)         --           --             --           --         (108,966)

Effect of exchange rate changes
  on cash and cash equivalents..         --          --           --           (720)          --             (720)
                                  ---------        ----         ----        -------         ----        ---------
Increase (decrease) in cash
  and cash equivalents..........     (2,954)        101           --         (3,827)          --           (6,680)

Cash and cash equivalents
  at beginning of year..........      3,503         561           --         13,401           --           17,465
                                  ---------        ----         ----        -------         ----        ---------
Cash and cash equivalents
  at end of year................  $     549        $662         $ --        $ 9,574         $ --        $  10,785
                                  =========        ====         ====        =======         ====        =========

                                  KNOLL, INC.

                            STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1998
                                 (In Thousands)

                                                      Guarantors
                                               ------------------------
                                               Spinneybeck      Knoll
                                    Knoll,     Enterprises,   Overseas,       Non-
                                     Inc.          Inc.         Inc.       Guarantors   Eliminations      Total
                                  ----------   ------------   ---------   -----------   ------------   -----------
CASH PROVIDED BY OPERATING
  ACTIVITIES                       $101,588        $285         $ --        $12,690         $ --        $114,563

CASH FLOWS FROM INVESTING
  ACTIVITIES
Capital expenditures............    (27,170)        (15)          --         (9,205)          --         (36,390)
Proceeds from sale of assets....         69          --           --             83           --             152
                                   --------        ----         ----        -------         ----        --------
Cash used in investing
  activities....................    (27,101)        (15)          --         (9,122)          --         (36,238)

CASH FLOWS FROM FINANCING
  ACTIVITIES
Repayment of revolving
  credit facility, net..........    (38,000)         --           --             --           --         (38,000)
Proceeds from long-term debt....         --          --           --            201           --             201
Net proceeds from issuance
  of stock......................      4,813          --           --             --           --           4,813
Purchase of common stock........    (38,849)         --           --             --           --         (38,849)
                                   --------        ----         ----        -------         ----        --------
Cash provided by (used in)
  financing activities..........    (72,036)         --           --            201           --         (71,835)

Effect of exchange rate changes
  on cash and cash equivalents..         --          --           --            185           --             185
                                   --------        ----         ----        -------         ----        --------
Increase in cash and cash
  equivalents...................      2,451         270           --          3,954           --           6,675

Cash and cash equivalents
  at beginning of year..........      1,052         291           --          9,447           --          10,790
                                   --------        ----         ----        -------         ----        --------
Cash and cash equivalents
  at end of year................   $  3,503        $561         $ --        $13,401         $ --        $ 17,465
                                   ========        ====         ====        =======         ====        ========

                                  KNOLL, INC.

                            STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1997
                                 (In Thousands)

                                                      Guarantors
                                               ------------------------
                                               Spinneybeck      Knoll
                                    Knoll,     Enterprises,   Overseas,       Non-
                                     Inc.          Inc.         Inc.       Guarantors   Eliminations      Total
                                  ----------   ------------   ---------   -----------   ------------   -----------
CASH PROVIDED BY OPERATING
  ACTIVITIES                      $ 124,109       $ 2,546       $ --        $ 8,607        $    --      $135,262

CASH FLOWS FROM INVESTING
  ACTIVITIES
Capital expenditures............    (26,740)          (22)        --         (6,347)            29       (33,080)
Proceeds from sale of assets....        108            --         --             85            (29)          164
Payments received on
  intercompany loans............      2,500            --         --             --         (2,500)           --
                                  ---------       -------       ----        -------        -------      --------
Cash used in investing
  activities....................    (24,132)         (22)         --         (6,262)        (2,500)      (32,916)

CASH FLOWS FROM FINANCING
  ACTIVITIES
Repayment of revolving
  credit facility, net..........    (79,000)           --         --             --             --       (79,000)
Repayment of long-term debt.....    (67,750)           --         --           (238)            --       (67,988)
Repayment of intercompany
  loans.........................         --        (2,500)        --             --          2,500            --
Premium paid for early
  extinguishment of debt........     (5,775)           --         --             --             --        (5,775)
Net proceeds from issuance
  of stock......................    133,559            --         --             --             --       133,559
Redemption of preferred stock...    (80,000)           --         --             --             --       (80,000)
                                  ---------       -------       ----        -------        -------     ---------
Cash used in financing
  activities....................    (98,966)       (2,500)        --           (238)         2,500       (99,204)

Effect of exchange rate changes
  on cash and cash equivalents..         --            --         --         (1,156)            --        (1,156)
                                  ---------       -------       ----        -------        -------     ---------
Increase in cash and cash
  equivalents...................      1,011            24         --            951             --         1,986

Cash and cash equivalents
  at beginning of year..........         41           267         --          8,496             --         8,804
                                  ---------       -------       ----        -------        -------     ---------
Cash and cash equivalents
  at end of year................  $   1,052       $   291       $ --        $ 9,447        $    --      $ 10,790
                                  =========       =======       ====        =======        =======      ========

                                                                   SCHEDULE II

                         VALUATION AND QUALIFYING ACCOUNTS


                Column A                    Column B       Column C        Column D        Column E
---------------------------------------   ------------   ------------   --------------   ------------
                                                          Additions
                                           Balance at     Charged to                       Balance
                                           Beginning      Costs and                         at End
              Description                  of Period       Expenses     Deductions (1)    of Period
---------------------------------------   ------------   ------------   --------------   ------------
                                                                (In Thousands)
Valuation Accounts Deducted in the
  Consolidated Balance Sheet from the
  Assets to which They Apply:

Year Ended December 31, 1999:
    Allowance for doubtful accounts....      $5,057         $2,513          $  787          $6,783
Year Ended December 31, 1998:
    Allowance for doubtful accounts....       5,461          1,313           1,717           5,057
Year Ended December 31, 1997:
    Allowance for doubtful accounts....       5,713          1,943           2,195           5,461

____________________
(1)  Uncollectible accounts written off and foreign currency translation.

                                 EXHIBIT INDEX

 Exhibit
 Number                                     Description                                    Page
---------   ---------------------------------------------------------------------------   ------
 2+++       Amended and Restated Agreement and Plan of Merger by and between
            Warburg, Pincus Ventures, L.P. and Knoll, Inc., dated as of July 29, 1999.
 3.1***     Amended and Restated Certificate of Incorporation of the Company.
 3.2***     Amended and Restated By-Laws of the Company.
10.1*       Stock Purchase Agreement, dated as of December 20, 1995, by and between
            Westinghouse and T.K.G. Acquisition Corp.
10.2++++    Credit Agreement, dated as of October 20, 1999, by and among the
            Company, the Guarantors (as defined therein), the Lenders (as defined therein), Bank of America, N.A., as Administrative Agent, the Chase
            Manhattan Bank, as Syndication Agent, and Merrill Lynch & Co., Merrill
            Lynch, Pierce, Fenner & Smith Incorporated, as Documentation Agent.
10.3*       Indenture, dated as of February 29, 1996, by and among the Company,
            T.K.G. Acquisition Corp., T.K.G. Acquisition Sub, Inc., The Knoll Group,
            Inc., Knoll North America, Inc., Spinneybeck Enterprises, Inc. and Knoll
            Overseas, Inc., as guarantors, and IBJ Schroder Bank & Trust Company, as trustee, relating to $165,000,000 principal amount of 10.875% Senior
            Subordinated Notes due 2006, including form of Initial Global Note.
10.4*       Supplemental Indenture, dated as of February 29, 1996, by  and among the Company, as successor to T.K.G. Acquisition Sub, Inc., the
            Guarantors (as defined therein), and IBJ Schroder Bank & Trust Company, as trustee, relating to $165,000,000 principal amount of 10.875% Senior
            Subordinated Notes due 2006, including form of Initial Global Note.
10.5**      Supplemental Indenture No. 2, dated as of March 14, 1997, by and among the Company, the Guarantors (as defined therein), and IBJ Schroder
            Bank & Trust Company, as trustee, relating to $165,000,000 principal amount of 10.875% Senior Subordinated Notes due 2006, including form of Initial Global Note.
10.6++      Letter Agreement between Oak Hill Securities Fund, L.P. and the
            Company, dated August 13, 1999.
10.7+       Supplemental Indenture No. 3, dated as of November 4, 1999, by and among the Company, the Guarantors (as defined therein), and The Bank of New York, as trustee, relating to the Company's 10.875% Senior
            Subordinated Notes due 2006.
10.8        Amended and Restated Employment Agreement, dated as of January 1, 2000, between the Company and Burton B. Staniar.
10.9**      Employment Agreement, dated as of February 29, 1996, between T.K.G.
            Acquisition Corp. and John H. Lynch.
10.10**     Employment Agreement, dated as of February 29, 1996, between T.K.G.
            Acquisition Corp. and Andrew B. Cogan.
10.11***    Amendment to Employment Agreement, dated as of April 30, 1997, between the Company and Andrew B. Cogan.
10.12****   Amendment #2 to Employment Agreement, dated as of August 1, 1998, between the Company and Andrew B. Cogan.
10.13       Amendment #3 to Employment Agreement, dated as of December 4, 1999, between the Company and Andrew B. Cogan.
10.14****   Letter Agreement between the Company and Douglas J. Purdom, dated
            August 13, 1996.


 Exhibit
 Number                                     Description                                    Page
---------   ---------------------------------------------------------------------------   ------
10.15       Amended and Restated Stockholders Agreement, dated as of November 4, 1999, among the Company, Warburg, Pincus Ventures, L.P., and the signatories thereto.
10.16       Amended and Restated Stockholders Agreement (Common Stock Under Stock
            Incentive Plans), dated as of November 4, 1999, among the Company,
            Warburg, Pincus Ventures, L.P., and the signatories thereto.
10.17       Amended and Restated Knoll, Inc. 1996 Stock Incentive Plan.
10.18       Amended and Restated Knoll, Inc. 1997 Stock Incentive Plan.
10.19       Knoll, Inc. 1999 Stock Incentive Plan.
10.20       Form of Non-Qualified Stock Option Agreement Under the Knoll, Inc.
            1999 Stock Incentive Plan, entered into by the Company and certain executive officers.
10.21***    Form of Agreement, dated as of April 15, 1997, by and among the Company,
            Warburg, Pincus Ventures, L.P., NationsBanc Investment Corp. and the
            Investors (as defined therein).
21**        Subsidiaries of the Registrant.
27          Financial Data Schedule.

-----------------------------------------
* Incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-2972), which was declared effective by the Commission on June 12, 1996.
** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
*** Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-23399), which was declared effective by the Commission on May 9, 1997.
**** Incorporated by reference to the Company's Annual Report on Form 10-K, and the amendments thereto, for the year ended December 31, 1998.
+ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
++ Incorporated by reference to the Company's Amendment No. 1 to Schedule 13E-3, which was filed with the Commission on September 10, 1999.
+++ Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A, which was filed with the Commission on September 30, 1999.
++++ Incorporated by reference to the Company's Form 8-K dated November 4, 1999, which was filed with the Commission on November 5, 1999.