Form 10-Q
period 2000-03-31
KNOLL INC
filed 2000-05-12
CIK 1011570

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

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

As of May 10, 2000, there were 23,275,679 shares of the Registrant's common stock, par value $0.01 per share, outstanding.

                                  KNOLL, INC.

                        TABLE OF CONTENTS FOR FORM 10-Q


Item                                                                     Page
----                                                                     ----

                        PART I -- FINANCIAL INFORMATION

  1.  Condensed Consolidated Financial Statements (Unaudited):
          Condensed Consolidated Balance Sheets at March 31, 2000
            and December 31, 1999......................................    3
          Condensed Consolidated Statements of Operations for the
            three months ended March 31, 2000 and 1999.................    4
          Condensed Consolidated Statements of Cash Flows for the
            three months ended March 31, 2000 and 1999.................    5
          Notes to the Condensed Consolidated Financial Statements.....    6

  2.  Management's Discussion and Analysis of Financial Condition
        and Results of Operations......................................    7

  3.  Quantitative and Qualitative Disclosures about Market Risk.......    9


                          PART II -- OTHER INFORMATION

  2.  Changes in Securities and Use of Proceeds........................   10

  6.  Exhibits and Reports on Form 8-K.................................   10

  Signatures...........................................................   11

  Exhibit Index........................................................   12

                        PART I -- FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)
----------------------------------------------------------------

                                  KNOLL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                 (Dollars In Thousands, Except Per Share Data)

                                          March 31, 2000    December 31, 1999
                                          --------------    -----------------
ASSETS
Current assets:
    Cash and cash equivalents..........      $ 17,577            $ 10,785
    Restricted cash....................            46               7,776
    Customer receivables, net..........       155,768             167,767
    Inventories........................        86,746              82,738
    Deferred income taxes..............        23,171              22,440
    Prepaid and other current assets...         4,143               7,720
                                             --------            --------
        Total current assets...........       287,451             299,226
Property, plant and equipment..........       282,123             279,972
Accumulated depreciation...............      (102,002)            (95,331)
                                             --------            --------
	Property, plant and
          equipment, net...............       180,121             184,641
Intangible assets......................       281,147             281,730
Accumulated amortization...............       (28,805)            (26,773)
                                             --------            --------
        Intangible assets, net.........       252,342             254,957
Other noncurrent assets................         3,431               3,482
                                             --------            --------
        Total Assets...................      $723,345            $742,306
                                             ========            ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Current maturities of long-term
      debt.............................      $ 20,000            $ 17,500
    Accounts payable...................        62,947              72,914
    Income taxes payable...............        13,260               3,483
    Other current liabilities..........        77,991             101,242
                                             --------            --------
        Total current liabilities......       174,198             195,139
Long-term debt.........................       570,338             592,876
Postretirement benefits other than
  pension..............................        18,717              18,426
Other noncurrent liabilities...........        31,401              30,059
                                             --------            --------
        Total liabilities..............       794,654             836,500
                                             --------            --------
Stockholders' deficit:
    Common stock, $0.01 par value;
      100,000,000 shares authorized;
      23,285,098 shares issued and
      outstanding (net of 5,800
      treasury shares) in 2000 and
      23,289,898 shares issued and
      outstanding (net of 1,000
      treasury shares) in 1999.........           233                 233
    Additional paid-in-capital.........         4,039               4,173
    Unearned stock grant compensation..          (364)               (433)
    Retained deficit...................       (67,162)            (91,328)
    Accumulated other comprehensive
      loss.............................        (8,055)             (6,839)
                                             --------            --------
        Total stockholders' deficit....       (71,309)            (94,194)
                                             --------            --------
	Total Liabilities and
          Stockholders' Deficit........      $723,345            $742,306
                                             ========            ========

                            See accompanying notes.

                                  KNOLL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                 (In Thousands)

                                                     Three Months Ended
                                                          March 31,
                                                  ------------------------
                                                     2000          1999
                                                  ----------    ----------
Sales..........................................    $268,834      $209,210
Cost of sales..................................     160,651       127,663
                                                   --------      --------
Gross profit...................................     108,183        81,547
Selling, general and administrative expenses...      55,217        45,413
                                                   --------      --------
Operating income...............................      52,966        36,134
Interest expense...............................      12,477         4,222
Other income (expense), net....................         436          (398)
                                                   --------      --------
Income before income tax expense...............      40,925        31,514
Income tax expense.............................      16,759        13,120
                                                   --------      --------
Net income.....................................    $ 24,166      $ 18,394
                                                   ========      ========

                            See accompanying notes.

                                  KNOLL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                 (In Thousands)

                                                     Three Months Ended
                                                          March 31,
                                                  ------------------------
                                                     2000          1999
                                                  ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.....................................    $ 24,166      $ 18,394
Adjustments to reconcile net income to cash
  provided by operating activities:
      Depreciation and amortization............       9,014         8,553
      Other noncash items......................         201           620
      Changes in assets and liabilities:
          Customer receivables.................      11,344        20,709
          Inventories..........................      (4,445)       (2,928)
          Accounts payable.....................      (9,316)       (8,918)
          Current and deferred income taxes....      10,928         2,230
          Other current assets and
            liabilities........................     (12,155)      (33,596)
          Other noncurrent assets and
            liabilities........................         922         2,248
                                                   --------      --------
Cash provided by operating activities..........      30,659         7,312
                                                   --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures...........................      (3,140)       (3,573)
Proceeds from sale of assets...................          30            66
                                                   --------      --------
Cash used in investing activities..............      (3,110)       (3,507)
                                                   --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment of) revolving
  credit facility, net.........................     (16,250)       25,000
Repayment of long-term debt....................      (3,750)           --
Net proceeds from issuance of stock............          --           649
Purchase of common stock.......................        (134)      (28,675)
Payment of recapitalization costs..............        (230)           --
                                                   --------      --------
Cash used in financing activities..............     (20,364)       (3,026)
                                                   --------      --------
Effect of exchange rate changes on cash and
  cash equivalents.............................        (393)         (338)
                                                   --------      --------

Increase in cash and cash equivalents..........       6,792           441

Cash and cash equivalents at beginning
  of period....................................      10,785        17,465
                                                   --------      --------

Cash and cash equivalents at end of period.....    $ 17,577      $ 17,906
                                                   ========      ========

                            See accompanying notes.

                                  KNOLL, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                  (Unaudited)


1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Knoll, Inc. (the "Company" or "Knoll") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are reflected in the condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 1999 is derived from the Company's 1999 audited balance sheet. The unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000.


2.  Recapitalization (Merger)

On November 4, 1999, the Company consummated a merger of a newly formed entity, which was organized by Warburg, Pincus Ventures, L.P., with and into Knoll, with Knoll continuing as the surviving corporation. As a result of the merger, 17,738,634 shares of common stock held by the public stockholders of Knoll immediately prior to the merger were converted into the right to receive $28.00 per share in cash and were canceled. Furthermore, the Company's common stock ceased to be listed on the New York Stock Exchange, and the registration of the Company's securities under the Securities Exchange Act of 1934 was terminated. The merger and related transactions were accounted for as a leveraged recapitalization. The historical accounting bases of Knoll's assets and liabilities were retained subsequent to the transactions.

The Company's consolidated balance sheets include restricted cash and a current liability of $46,000 as of March 31, 2000 and $7.8 million as of December 31, 1999 related to merger consideration held by the Company's exchange agent for canceled shares of Knoll common stock that were not yet presented to the exchange agent.


3.  Inventories

                                          March 31, 2000    December 31, 1999
                                          --------------    -----------------
                                                   (In Thousands)
        Raw materials..................      $50,442             $49,795
        Work in process................        9,860              10,313
        Finished goods.................       26,444              22,630
                                             -------             -------
        Inventories....................      $86,746             $82,738
                                             =======             =======


4.  Comprehensive Income

For the three months ended March 31, 2000 and 1999, total comprehensive income amounted to $23.0 million and $18.5 million, respectively.

Item 2.  Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------
         and Results of Operations
         -------------------------

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto and in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1999.

Results of Operations

Comparison of First Quarter Ended March 31, 2000 to First Quarter Ended
  March 31, 1999

Sales. Sales for the first quarter of 2000 were $268.8 million, an increase of 28.5%, or $59.6 million, from first quarter 1999 sales of $209.2 million. Such growth resulted from increased volume in both North America and Europe. A significant portion of the increased sales volume was attributable to sales of office systems, which grew $49.0 million, or 34.5%.

Gross Profit and Operating Income. As a percentage of sales, gross profit was 40.2% for the first quarter of 2000 compared to 39.0% for the first quarter of 1999 and operating income was 19.7% for the first quarter of 2000 compared to 17.3% for the first quarter of 1999. Both gross profit and operating income in the first quarter of 2000 benefited from increased volume and the Company's continued focus on cost control.

Although selling, general and administrative expenses increased in terms of dollars in the first quarter of 2000 compared to the first quarter of 1999, such expenses decreased as a percentage of sales. The $9.8 million increase was due primarily to incremental employee costs related to higher sales and profit levels in addition to increased expenses related to sales and marketing. As a percentage of sales, the Company's selling, general and administrative expenses decreased to 20.5% for the first quarter of 2000 from 21.7% for the first quarter of 1999.

Interest Expense. In connection with the merger that was consummated on November 4, 1999, which is discussed in Note 2 to the condensed consolidated financial statements, the Company incurred $533.0 million of debt under a new senior credit agreement with higher interest rates than those under the credit agreement replaced thereby. Such debt resulted in significantly higher outstanding debt balances during the first quarter of 2000 compared to the first quarter of 1999, which was the principal cause of the $8.3 million increase in interest expense in the first quarter of 2000 compared to the first quarter of 1999.

Income Tax Expense. The Company's effective tax rate is directly affected by the mix of pretax income and the varying effective tax rates attributable to the countries in which it operates. This changing mix is primarily responsible for the change in the effective tax rate to 41.0% for the first quarter of 2000 from 41.6% for the first quarter of 1999.

Liquidity and Capital Resources

During the first quarter of 2000, the Company generated cash flow from operations of $30.7 million. Cash provided by operations resulted primarily from earnings before depreciation and amortization offset by cash used for working capital purposes, of which a substantial portion related to the payment of December 31, 1999 accruals of employee costs associated with 1999 sales and profits. The cash flow from operations was applied to the funding of $3.1 million in capital expenditures and the repayment of $20.0 million under the Company's credit facilities.

As of March 31, 2000, the Company had an aggregate of $167.4 million available for borrowing under its U.S. and European revolving credit facilities. The Company believes that existing cash balances and internally generated cash flows, together with borrowings available under its revolving credit facilities, will be sufficient to fund normal working capital needs, capital spending requirements and debt service requirements for at least the next twelve months. The Company's debt instruments contain certain covenants that, among other things, limit the Company's ability to incur additional indebtedness, pay dividends and purchase Company stock as well as require the Company to maintain certain financial ratios.

Backlog

The Company's backlog of unfilled orders was $192.4 million at March 31, 2000 and $161.7 million at March 31, 1999. The Company manufactures substantially all of its products to order and expects to fill substantially all outstanding unfilled orders within the next twelve months. As such, backlog is not a significant factor used to predict the Company's long-term business prospects.

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

Statement Regarding Forward-Looking Disclosure

Certain portions of this Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that represent the Company's expectations or beliefs concerning future events. Forward-looking statements relate to future operations, strategies, financial results or other developments and are not based on historical information. In particular, statements using verbs such as "anticipates," "believes," "estimates," "expects" or words of similar meaning generally involve forward-looking statements. Although the Company believes the expectations reflected in these forward-looking statements are based upon reasonable assumptions, no assurance can be given that Knoll will attain these expectations or that any deviations will not be material. Readers of this Form 10-Q are cautioned not to unduly rely on any forward-looking statements.

The Company cautions that its forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation, the highly competitive nature of the market in which the Company competes, including the introduction of new products, pricing changes by the Company's competitors and growth rates of the office systems category; risks associated with the Company's growth strategy, including the risk that the Company's introduction of new products will not achieve the same degree of success achieved historically by the Company's products; the Company's indebtedness, which requires a significant portion of the Company's cash flow from operations to be dedicated to debt service, making such cash flow unavailable for other purposes, and which could limit the Company's flexibility in reacting to changes in its industry or economic conditions generally; possible risks relating to latent year 2000 issues that may arise, which could impair the Company's operations if not resolved successfully or on time; the Company's dependence on key personnel; the ability of the Company to maintain its relationships with its dealers; the Company's reliance on its patents and other intellectual property; environmental laws and regulations, including those that may be enacted in the future, that affect the ownership and operation of the Company's manufacturing plants; risks relating to potential labor disruptions; fluctuations in foreign currency exchange rates; risks associated with conducting business via the Internet; and fluctuations in industry revenues driven by a variety of macroeconomic factors, including white-collar employment levels and corporate cash flows, as well as by a variety of industry factors such as corporate reengineering and restructuring, technology demands, ergonomic, health and safety concerns and corporate relocations. Except as otherwise required by the federal securities laws, the Company disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this Form 10-Q to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

With the exception of the Company's variable rate debt obligations and interest rate collar agreements, there have been no material changes in the carrying amounts or fair values of the Company's financial instruments or its exposure to market risk since December 31, 1999. Regarding the variable rate debt, the Company had $482.3 million of such debt outstanding at March 31, 2000, which is a decrease of $20.0 million from December 31, 1999. The fair value of this debt continues to approximate its carrying amount. As disclosed in the Company's annual report on Form 10-K for the year ended December 31, 1999, the Company entered into three interest rate collar agreements in January 2000. These agreements, which will expire in February 2003, have an aggregate notional principal amount of $135.0 million and weighted average maximum and minimum rates of 10.00% and 5.64%, respectively. The fair value of the Company's interest rate collar agreements was not material as of March 31, 2000.

                          PART II -- OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------

Restrictions on Dividends

The indenture relating to the Company's 10.875% Senior Subordinated Notes due 2006 and the credit agreement governing the Company's credit facilities limit the Company's ability to pay dividends to its stockholders. The Company has never paid dividends on its common stock, and it does not currently contemplate paying dividends in the near future. Any future determination to pay dividends will depend on the Company's results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant by the Board of Directors.

Recent Sales of Unregistered Securities

Options to purchase 10,000 shares of Knoll common stock were granted to certain employees of the Company on March 6, 2000 pursuant to the Knoll, Inc. 1999 Stock Incentive Plan. These options were granted at an exercise price of $28.00, will vest in installments over four years (30% on the first vesting date, 20% on each of the second and third vesting dates and 30% on the fourth vesting date) and may be exercised pursuant to the terms of the related stock option agreements. The Company did not receive any consideration for such grants. These grants were exempt from registration under the Securities Act of 1933 as not involving the sale of a security.

Options to purchase 5,000 shares of Knoll common stock were granted to an employee of the Company on April 26, 2000 pursuant to the Knoll, Inc. 1999 Stock Incentive Plan. These options were granted at an exercise price of $28.00, will vest in installments over four years (30% on the first vesting date, 20% on each of the second and third vesting dates and 30% on the fourth vesting date) and may be exercised pursuant to the terms of the related stock option agreement. The Company did not receive any consideration for such grant. This grant was exempt from registration under the Securities Act of 1933 as not involving the sale of a security.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

a.  Exhibits:

    10*     Amended and Restated Employment Agreement, dated as of
            January 1, 2000, between the Company and Burton B. Staniar.
    27      Financial Data Schedule.

b.  Current Reports on Form 8-K:

    The Company did not file any reports on Form 8-K during the three months ended March 31, 2000.


-------------------------------------------------------------------------------

* Incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 1999.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           KNOLL, INC.


Date:  May 12, 2000                        By:   /s/ Burton B. Staniar
                                               ------------------------------
                                                 Burton B. Staniar
                                                 Chairman of the Board


Date:  May 12, 2000                        By:   /s/ Barry L. McCabe
                                               ------------------------------
                                                 Barry L. McCabe
                                                 Senior Vice President,
                                                 Treasurer and Controller
                                                   (Chief Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------

 Exhibit
 Number                           Description                           Page
---------    -----------------------------------------------------    --------

  10*        Amended and Restated Employment Agreement, dated as
             of January 1, 2000, between the Company and
             Burton B. Staniar.
  27         Financial Data Schedule.


-------------------------------------------------------------------------------

* Incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 1999.