Form 10-Q
period 2000-06-30
KNOLL INC
filed 2000-08-11
CIK 1011570

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

As of August 9, 2000, there were 23,264,260 shares of the Registrant's common stock, par value $0.01 per share, outstanding.

                                  KNOLL, INC.

                        TABLE OF CONTENTS FOR FORM 10-Q


Item                                                                     Page
----                                                                     ----

                        PART I -- FINANCIAL INFORMATION

  1.  Condensed Consolidated Financial Statements (Unaudited):
          Condensed Consolidated Balance Sheets at June 30, 2000
            and December 31, 1999......................................    3
          Condensed Consolidated Statements of Operations for the
            three months and six months ended June 30, 2000 and 1999... 4 Condensed Consolidated Statements of Cash Flows for the
            six months ended June 30, 2000 and 1999....................    5
          Notes to the Condensed Consolidated Financial Statements.....    6

  2.  Management's Discussion and Analysis of Financial Condition
        and Results of Operations......................................    8

  3.  Quantitative and Qualitative Disclosures about Market Risk.......   10


                          PART II -- OTHER INFORMATION

  2.  Changes in Securities and Use of Proceeds........................   11

  6.  Exhibits and Reports on Form 8-K.................................   11

  Signatures...........................................................   12

  Exhibit Index........................................................   13

                        PART I -- FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)
----------------------------------------------------------------

                                  KNOLL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                 (Dollars In Thousands, Except Per Share Data)

                                           June 30, 2000     December 31, 1999
                                          ---------------    -----------------
ASSETS
Current assets:
    Cash and cash equivalents..........      $ 12,194            $ 10,785
    Restricted cash....................            --               7,776
    Customer receivables, net..........       153,807             167,767
    Inventories........................        85,276              82,738
    Deferred income taxes..............        23,083              22,440
    Prepaid and other current assets...         3,938               7,720
                                             --------            --------
        Total current assets...........       278,298             299,226
Property, plant and equipment..........       285,659             279,972
Accumulated depreciation...............      (108,448)            (95,331)
                                             --------            --------
        Property, plant and
          equipment, net...............       177,211             184,641
Intangible assets......................       280,558             281,730
Accumulated amortization...............       (30,824)            (26,773)
                                             --------            --------
        Intangible assets, net.........       249,734             254,957
Other noncurrent assets................         3,316               3,482
                                             --------            --------
        Total Assets...................      $708,559            $742,306
                                             ========            ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Current maturities of long-term
      debt.............................      $ 26,282            $ 17,500
    Accounts payable...................        82,048              72,914
    Income taxes payable...............         5,556               3,483
    Other current liabilities..........        95,446             101,242
                                             --------            --------
        Total current liabilities......       209,332             195,139
Long-term debt.........................       484,811             592,876
Deferred income taxes..................        22,013              18,956
Other noncurrent liabilities...........        29,924              29,529
                                             --------            --------
        Total liabilities..............       746,080             836,500
                                             --------            --------
Stockholders' deficit:
    Common stock, $0.01 par value;
      100,000,000 shares authorized;
      23,274,679 shares issued and
      outstanding (net of 6,800
      treasury shares) in 2000 and
      23,289,898 shares issued and
      outstanding (net of 1,000
      treasury shares) in 1999.........           233                 233
    Additional paid-in-capital.........         4,011               4,173
    Unearned stock grant compensation..          (297)               (433)
    Retained deficit...................       (31,244)            (91,328)
    Accumulated other comprehensive
      loss.............................       (10,224)             (6,839)
                                             --------            --------
        Total stockholders' deficit....       (37,521)            (94,194)
                                             --------            --------
        Total Liabilities and
          Stockholders' Deficit........      $708,559            $742,306
                                             ========            ========

                            See accompanying notes.

                                  KNOLL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                 (In Thousands)

                                Three Months Ended        Six Months Ended
                                     June 30,                 June 30,
                              ----------------------   ----------------------
                                 2000        1999         2000        1999
                              ----------  ----------   ----------  ----------
Sales......................    $315,374    $253,726     $584,208    $462,936
Cost of sales..............     182,937     151,528      343,588     279,191
                               --------    --------     --------    --------
Gross profit...............     132,437     102,198      240,620     183,745
Selling, general and
  administrative expenses..      61,753      55,902      116,970     101,315
                               --------    --------     --------    --------
Operating income...........      70,684      46,296      123,650      82,430
Interest expense...........      11,718       4,157       24,195       8,379
Recapitalization expense...          --       3,000           --       3,000
Other income (expense),
  net......................       1,126        (539)       1,562        (937)
                               --------    --------     --------    --------
Income before income tax
  expense..................      60,092      38,600      101,017      70,114
Income tax expense.........      24,174      16,796       40,933      29,916
                               --------    --------     --------    --------
Net income.................    $ 35,918    $ 21,804     $ 60,084    $ 40,198
                               ========    ========     ========    ========

                            See accompanying notes.

                                  KNOLL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                 (In Thousands)

                                                      Six Months Ended
                                                          June 30,
                                                  ------------------------
                                                     2000          1999
                                                  ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.....................................    $ 60,084      $ 40,198
Adjustments to reconcile net income to cash
  provided by operating activities:
      Depreciation and amortization............      18,024        17,649
      Recapitalization expense.................          --         3,000
      Other noncash items......................         118         1,298
      Changes in assets and liabilities:
          Customer receivables.................      12,539         1,453
          Inventories..........................      (3,438)       (2,887)
          Accounts payable.....................      10,256        (1,594)
          Current and deferred income taxes....       8,553        (4,664)
          Other current assets and
            liabilities........................       7,002       (16,500)
          Other noncurrent assets and
            liabilities........................      (3,135)        2,952
                                                   --------      --------
Cash provided by operating activities..........     110,003        40,905
                                                   --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures...........................      (8,119)       (9,320)
Proceeds from sale of assets...................          92            91
                                                   --------      --------
Cash used in investing activities..............      (8,027)       (9,229)
                                                   --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of revolving credit facility, net....     (91,718)       (5,000)
Repayment of long-term debt....................      (7,500)           --
Net proceeds from issuance of stock............          --           946
Purchase of common stock.......................        (162)      (28,675)
Payment of recapitalization costs..............        (230)           --
                                                   --------      --------
Cash used in financing activities..............     (99,610)      (32,729)
                                                   --------      --------
Effect of exchange rate changes on cash and
  cash equivalents.............................        (957)         (563)
                                                   --------      --------
Increase (decrease) in cash and cash
  equivalents..................................       1,409        (1,616)

Cash and cash equivalents at beginning
  of period....................................      10,785        17,465
                                                   --------      --------

Cash and cash equivalents at end of period.....    $ 12,194      $ 15,849
                                                   ========      ========

                            See accompanying notes.

                                  KNOLL, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2000
                                  (Unaudited)


1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Knoll, Inc. (the "Company" or "Knoll") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are reflected in the condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 1999 is derived from the Company's 1999 audited balance sheet. The unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 1999. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000 or other future periods.


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

During the three months ended June 30, 1999, the Company incurred $3.0 million of expense relating to the recapitalization of the Company that occurred upon consummation of the merger. The Company's consolidated balance sheet as of December 31, 1999 includes restricted cash and a current liability of $7.8 million related to merger consideration held by the Company's exchange agent for canceled shares of Knoll common stock that, as of such date, were not yet presented to the exchange agent.


3.  Inventories

                                           June 30, 2000    December 31, 1999
                                          ---------------   -----------------
                                                   (In Thousands)
        Raw materials..................       $51,501            $49,795
        Work in process................         8,438             10,313
        Finished goods.................        25,337             22,630
                                              -------            -------
        Inventories....................       $85,276            $82,738
                                              =======            =======

4.  Comprehensive Income

For the three months ended June 30, 2000 and 1999, total comprehensive income amounted to $33.7 million and $22.7 million, respectively. Total comprehensive income for the six months ended June 30, 2000 and 1999 was $56.7 million and $41.2 million, respectively.


5.  Accounting Pronouncement Pending Implementation

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as amended ("SAB 101"). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements and requires entities to begin reporting changes, if any, to their revenue recognition practices no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. At this time, the Company does not expect any revenue recognition changes as a result of applying
SAB 101.

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

Results of Operations

Comparison of Second Quarter and Six Months Ended June 30, 2000 to Second
  Quarter and Six Months Ended June 30, 1999

Sales. Sales for the second quarter of 2000 were $315.4 million, an increase of 24.3%, or $61.7 million, from second quarter 1999 sales of $253.7 million. Sales for the six months ended June 30, 2000 were $584.2 million, an increase of 26.2%, or $121.3 million, from sales of $462.9 million for the same period of 1999. Such growth resulted from increased volume in both North America and Europe.

Gross Profit and Operating Income. As a percentage of sales, gross profit increased to 42.0% for the second quarter of 2000 from 40.3% for the second quarter of 1999 and increased to 41.2% for the six months ended June 30, 2000 from 39.7% for the same period of 1999. Operating income as a percentage of sales increased to 22.4% for the second quarter of 2000 from 18.2% for the second quarter of 1999 and increased to 21.2% for the six months ended June 30, 2000 from 17.8% for the same period of 1999. Both gross profit and operating income in 2000 benefited from increased volume and the Company's continued focus on cost control.

Although selling, general and administrative expenses increased in terms of dollars for the second quarter and six months ended June 30, 2000 compared to the same periods of 1999, such expenses decreased as a percentage of sales. The increases of $5.9 million and $15.7 million for the second quarter and six months, respectively, were due primarily to incremental employee costs related to higher sales and profit levels in addition to increased expenses related to sales, marketing and technology initiatives. As a percentage of sales, the Company's selling, general and administrative expenses decreased to 19.6% for the second quarter of 2000 from 22.0% for the second quarter of 1999 and decreased to 20.0% for the six months ended June 30, 2000 from 21.9% for the same period of 1999.

Interest Expense. In connection with the merger that was consummated on November 4, 1999, which is discussed in Note 2 to the condensed consolidated financial statements, the Company incurred $533.0 million of debt under a new senior credit agreement with higher interest rates than those under the credit agreement replaced thereby. Such debt resulted in significantly higher outstanding debt balances during the second quarter and six months ended
June 30, 2000 compared to the same periods of 1999. The higher debt balances were the principal cause of the $7.6 million and $15.8 million increases in interest expense in the second quarter and six months of 2000, respectively, compared to the same periods of 1999.

Recapitalization Expense. During the second quarter of 1999, the Company incurred $3.0 million of expense relating to the recapitalization of the Company that occurred upon consummation of the merger on November 4, 1999.

Income Tax Expense. The Company's effective tax rate for the second quarter and six months ended June 30, 2000 was 40.2% and 40.5%, respectively, compared to 43.5% and 42.7% for the second quarter and six months ended June 30, 1999, respectively. The decreases in the Company's effective tax rate for the second quarter and six months were primarily a result of recapitalization expense recorded in 1999 that was not deductible for income tax purposes. The changes in the effective tax rate for the second quarter and six months have also been impacted by the increase in and mix of pretax income and the varying effective tax rates attributable to the countries in which the Company operates.

Liquidity and Capital Resources

During the six months ended June 30, 2000, the Company generated cash flow from operations of $110.0 million. Cash provided by operations resulted primarily from earnings before depreciation and amortization in addition to positive cash flow from working capital. The cash flow from operations was applied to the funding of $8.1 million in capital expenditures and the repayment of $99.2 million of bank debt.

As of June 30, 2000, the Company had an aggregate of $246.4 million available for borrowing under its U.S. and European revolving credit facilities. The Company believes that existing cash balances and internally generated cash flows, together with borrowings available under its revolving credit facilities, will be sufficient to fund normal working capital needs, capital spending requirements and debt service requirements for at least the next twelve months. The Company's debt instruments contain certain covenants that, among other things, limit the Company's ability to incur additional indebtedness, pay dividends and purchase Company stock as well as require the Company to maintain certain financial ratios.

Backlog

The Company's backlog of unfilled orders was $169.9 million at June 30, 2000 and $172.3 million at June 30, 1999. The Company manufactures substantially all of its products to order and expects to fill substantially all outstanding unfilled orders within the next twelve months. As such, backlog is not a significant factor used to predict the Company's long-term business prospects.

Impact of Year 2000

The Company has not experienced any significant disruptions in mission critical information technology and non-information technology systems and believes that its systems have thus far responded successfully to the year 2000 date change. The Company is not aware of any material problems resulting from year 2000 issues, either with its internal systems or the systems or products of its vendors, dealers and other third parties. The Company intends to continue to monitor its mission critical information systems throughout the year 2000 and address any significant latent year 2000 issues that may arise. If the Company or its vendors, dealers or other third parties are unable to successfully address significant latent year 2000 issues that may arise, a material adverse effect on the Company's operations could result. At this time, the Company is not aware of any such issues.

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

The Company cautions that its forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation, the highly competitive nature of the market in which the Company competes, including the introduction of new products, pricing changes by the Company's competitors and growth rates of the office systems category; risks associated with the Company's growth strategy, including the risk that the Company's introduction of new products will not achieve the same degree of success achieved historically by the Company's products; the Company's indebtedness, which requires a significant portion of the Company's cash flow from operations to be dedicated to debt service, making such cash flow unavailable for other purposes, and which could limit the Company's flexibility in reacting to changes in its industry or economic conditions generally; risks associated with conducting business via the Internet and the Company's ability to react appropriately and in a timely fashion to changing technologies and business models; the Company's dependence on key personnel; the ability of the Company to maintain its relationships with its dealers; the Company's reliance on its patents and other intellectual property; environmental laws and regulations, including those that may be enacted in the future, that affect the ownership and operation of the Company's manufacturing plants; risks relating to potential labor disruptions; fluctuations in foreign currency exchange rates; possible risks relating to latent year 2000 issues that may arise, which could impair the Company's operations if not resolved successfully or on time; and fluctuations in industry revenues driven by a variety of macroeconomic factors, including white-collar employment levels and corporate cash flows, as well as by a variety of industry factors such as corporate reengineering and restructuring, technology demands, ergonomic, health and safety concerns and corporate relocations. Except as otherwise required by the federal securities laws, the Company disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this Form 10-Q to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


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

With the exception of the Company's variable rate debt obligations and interest rate collar agreements, there have been no material changes in the carrying amounts or fair values of the Company's financial instruments or its exposure to market risk since December 31, 1999. Regarding its variable rate debt, the Company had $403.0 million of such debt outstanding at June 30, 2000, which is a decrease of $99.2 million from December 31, 1999. The fair value of this debt continues to approximate its carrying amount. As disclosed in the Company's annual report on Form 10-K for the year ended December 31, 1999, the Company entered into three interest rate collar agreements in January 2000. These agreements, which will expire in February 2003, have an aggregate notional principal amount of $135.0 million and weighted average maximum and minimum rates of 10.00% and 5.64%, respectively. The fair value of the Company's interest rate collar agreements was not material as of June 30, 2000.

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

Recent Sales of Unregistered Securities

Options to purchase 125,000 shares of Knoll common stock were granted to certain employees of the Company during the three months ended June 30, 2000 pursuant to the Knoll, Inc. 1999 Stock Incentive Plan. 5,000 of such options were granted on April 26, 2000, and the remaining 120,000 options were granted on June 6, 2000. These options were granted at an exercise price of $28.00, will vest in installments over four years (30% on the first vesting date, 20% on each of the second and third vesting dates and 30% on the fourth vesting date) and may be exercised pursuant to the terms of the related stock option agreements. The Company did not receive any consideration for such grants. These grants were exempt from registration under the Securities Act of 1933 as not involving the sale of a security.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

a.   Exhibits:

     27     Financial Data Schedule.

b.   Current Reports on Form 8-K:

     The Company did not file any reports on Form 8-K during the three months ended June 30, 2000.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           KNOLL, INC.


Date:  August 11, 2000                     By:   /s/ Burton B. Staniar
                                               ------------------------------
                                                 Burton B. Staniar
                                                 Chairman of the Board


Date:  August 11, 2000                     By:   /s/ Barry L. McCabe
                                               ------------------------------
                                                 Barry L. McCabe
                                                 Senior Vice President,
                                                 Treasurer and Controller
                                                   (Chief Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------

 Exhibit
 Number                           Description                           Page
---------    -----------------------------------------------------    --------

   27        Financial Data Schedule.