Form 10-Q
period 2000-09-30
KNOLL INC
filed 2000-11-13
CIK 1011570

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2000

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

As of November 9, 2000, there were 23,203,748 shares of the Registrant's common stock, par value $0.01 per share, outstanding.

                                  KNOLL, INC.

                        TABLE OF CONTENTS FOR FORM 10-Q


Item                                                                     Page
----                                                                     ----

                        PART I -- FINANCIAL INFORMATION

  1.  Condensed Consolidated Financial Statements (Unaudited):
          Condensed Consolidated Balance Sheets at September 30, 2000
            and December 31, 1999......................................    3
          Condensed Consolidated Statements of Operations for the
            three months and nine months ended September 30, 2000
            and 1999...................................................    4
          Condensed Consolidated Statements of Cash Flows for the
            nine months ended September 30, 2000 and 1999..............    5
          Notes to the Condensed Consolidated Financial Statements.....    6

  2.  Management's Discussion and Analysis of Financial Condition
        and Results of Operations......................................    8

  3.  Quantitative and Qualitative Disclosures about Market Risk.......   10


                          PART II -- OTHER INFORMATION

  2.  Changes in Securities and Use of Proceeds........................   11

  6.  Exhibits and Reports on Form 8-K.................................   11

  Signatures...........................................................   12

  Exhibit Index........................................................   13

                        PART I -- FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)
----------------------------------------------------------------

                                  KNOLL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                 (Dollars In Thousands, Except Per Share Data)

                                        September 30, 2000   December 31, 1999
                                        ------------------   -----------------
ASSETS
Current assets:
    Cash and cash equivalents........        $  10,469            $ 10,785
    Restricted cash..................               --               7,776
    Customer receivables, net........          142,229             167,767
    Inventories......................           82,371              82,738
    Deferred income taxes............           22,587              22,440
    Prepaid and other current
      assets.........................            8,749               7,720
                                             ---------            --------
        Total current assets.........          266,405             299,226
Property, plant and equipment........          288,027             279,972
Accumulated depreciation.............         (114,978)            (95,331)
                                             ---------            --------
        Property, plant and
          equipment, net.............          173,049             184,641
Intangible assets....................          280,210             281,730
Accumulated amortization.............          (32,815)            (26,773)
                                             ---------            --------
        Intangible assets, net.......          247,395             254,957
Other noncurrent assets..............            2,530               3,482
                                             ---------            --------
        Total Assets.................        $ 689,379            $742,306
                                             =========            ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Current maturities of long-
      term debt......................        $  25,000            $ 17,500
    Accounts payable.................           79,426              72,914
    Income taxes payable.............            3,775               3,483
    Other current liabilities........           95,918             101,242
                                             ---------            --------
        Total current liabilities....          204,119             195,139
Long-term debt.......................          439,273             592,876
Deferred income taxes................           23,428              18,956
Other noncurrent liabilities.........           30,142              29,529
                                             ---------            --------
        Total liabilities............          696,962             836,500
                                             ---------            --------
Stockholders' deficit:
    Common stock, $0.01 par value;
      100,000,000 shares authorized;
      23,206,748 shares issued and
      outstanding (net of 8,800
      treasury shares) in 2000 and
      23,289,898 shares issued and
      outstanding (net of 1,000
      treasury shares) in 1999.......              232                 233
    Additional paid-in-capital.......            3,695               4,173
    Unearned stock grant
      compensation...................               (4)               (433)
    Retained earnings (deficit)......            1,247             (91,328)
    Accumulated other
      comprehensive loss.............          (12,753)             (6,839)
                                             ---------            --------
        Total stockholders' deficit..           (7,583)            (94,194)
                                             ---------            --------
        Total Liabilities and
          Stockholders' Deficit......        $ 689,379            $742,306
                                             =========            ========

                            See accompanying notes.

                                  KNOLL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                 (In Thousands)

                                Three Months Ended       Nine Months Ended
                                  September 30,            September 30,
                              ----------------------   ----------------------
                                 2000        1999         2000        1999
                              ----------  ----------   ----------  ----------
Sales......................    $295,357    $247,543     $879,565    $710,479
Cost of sales..............     173,075     150,958      516,663     430,149
                               --------    --------     --------    --------
Gross profit...............     122,282      96,585      362,902     280,330
Selling, general and
  administrative expenses..      58,188      50,154      175,158     151,469
                               --------    --------     --------    --------
Operating income...........      64,094      46,431      187,744     128,861
Interest expense...........      10,699       3,796       34,894      12,175
Recapitalization expense...          --         541           --       3,541
Other income (expense),
  net......................       1,044         168        2,606        (769)
                               --------    --------     --------    --------
Income before income tax
  expense..................      54,439      42,262      155,456     112,376
Income tax expense.........      21,948      17,249       62,881      47,165
                               --------    --------     --------    --------
Net income.................    $ 32,491    $ 25,013     $ 92,575    $ 65,211
                               ========    ========     ========    ========

                            See accompanying notes.

                                  KNOLL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                 (In Thousands)

                                                     Nine Months Ended
                                                       September 30,
                                                  ------------------------
                                                     2000          1999
                                                  ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.....................................   $  92,575      $ 65,211
Adjustments to reconcile net income to cash
  provided by operating activities:
      Depreciation and amortization............      26,944        26,705
      Recapitalization expense.................          --         3,541
      Other noncash items......................        (466)        1,419
      Changes in assets and liabilities:
          Customer receivables.................      23,409        (6,647)
          Inventories..........................      (1,090)       (4,106)
          Accounts payable.....................       8,108        (3,584)
          Current and deferred income taxes....       8,210        (1,084)
          Other current assets and
            liabilities........................       3,357       (13,771)
          Other noncurrent assets and
            liabilities........................      (1,741)       (1,157)
                                                  ---------      --------
Cash provided by operating activities..........     159,306        66,527
                                                  ---------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures...........................     (11,916)      (14,376)
Proceeds from sale of assets...................          93           106
                                                  ---------      --------
Cash used in investing activities..............     (11,823)      (14,270)
                                                  ---------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of revolving credit facilities, net..    (134,685)      (30,000)
Repayment of long-term debt....................     (11,250)           --
Net proceeds from issuance of stock............          --         3,674
Purchase of common stock.......................        (218)      (28,675)
Payment of recapitalization costs..............        (230)       (2,738)
                                                  ---------      --------
Cash used in financing activities..............    (146,383)      (57,739)
                                                  ---------      --------
Effect of exchange rate changes on cash and
  cash equivalents.............................      (1,416)         (445)
                                                  ---------      --------

Decrease in cash and cash equivalents..........        (316)       (5,927)

Cash and cash equivalents at beginning
  of period....................................      10,785        17,465
                                                  ---------      --------

Cash and cash equivalents at end of period.....   $  10,469      $ 11,538
                                                  =========      ========

                            See accompanying notes.

                                  KNOLL, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                  (Unaudited)


1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Knoll, Inc. (the "Company" or "Knoll") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are reflected in the condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 1999 is derived from the Company's 1999 audited balance sheet. The unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 1999. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000 or other future periods.


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

During the three months and nine months ended September 30, 1999, the Company incurred $0.5 million and $3.5 million, respectively, of expense relating to the recapitalization of the Company that occurred upon consummation of the merger. This expense was not deductible for income tax purposes. The Company's consolidated balance sheet as of December 31, 1999 includes restricted cash and a current liability of $7.8 million related to merger consideration held by the Company's exchange agent for canceled shares of Knoll common stock that, as of such date, were not yet presented to the exchange agent.


3.  Inventories

                                       September 30, 2000    December 31, 1999
                                       ------------------    -----------------
                                                    (In Thousands)
        Raw materials...............         $50,989              $49,795
        Work in process.............           8,309               10,313
        Finished goods..............          23,073               22,630
                                             -------              -------
        Inventories..................        $82,371              $82,738
                                             =======              =======

4.  Comprehensive Income

For the three months ended September 30, 2000 and 1999, total comprehensive income amounted to $30.0 million and $25.5 million, respectively. Total comprehensive income for the nine months ended September 30, 2000 and 1999 was $86.7 million and $66.7 million, respectively.


5.  Accounting Pronouncements Pending Implementation

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"), which is required to be adopted in fiscal years beginning after June 15, 2000. Because of the Company's limited use of derivatives, management does not anticipate that the adoption of SFAS 133 will have a significant effect on earnings or the financial position of the Company.

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

Results of Operations

Comparison of Third Quarter and Nine Months Ended September 30, 2000 to Third
  Quarter and Nine Months Ended September 30, 1999

Sales. Sales for the third quarter of 2000 were $295.4 million, an increase of 19.4%, or $47.9 million, from third quarter 1999 sales of $247.5 million. Sales for the nine months ended September 30, 2000 were $879.6 million, an increase of 23.8%, or $169.1 million, from sales of $710.5 million for the same period of 1999. Such growth resulted from increased volume in both North America and Europe.

Gross Profit and Operating Income. As a percentage of sales, gross profit increased to 41.4% for the third quarter of 2000 from 39.0% for the third quarter of 1999 and increased to 41.3% for the nine months ended September 30, 2000 from 39.5% for the same period of 1999. Operating income as a percentage of sales increased to 21.7% for the third quarter of 2000 from 18.8% for the third quarter of 1999 and increased to 21.3% for the nine months ended September 30, 2000 from 18.1% for the same period of 1999. Both gross profit and operating income in 2000 benefited from increased volume, the Company's continued focus on cost control and the ability to correct certain manufacturing inefficiencies at the Company's Toronto, Canada facility that resulted in part from implementation issues associated with the transition to a new manufacturing system in 1999.

Although selling, general and administrative expenses increased in terms of dollars for the third quarter and nine months ended September 30, 2000 compared to the same periods of 1999, such expenses decreased as a percentage of sales. The increases of $8.0 million and $23.7 million for the third quarter and nine months, respectively, were due primarily to incremental employee costs related to higher sales and profit levels in addition to increased expenses related to sales, marketing and technology initiatives. As a percentage of sales, the Company's selling, general and administrative expenses decreased to 19.7% for the third quarter of 2000 from 20.3% for the third quarter of 1999 and decreased to 19.9% for the nine months ended September 30, 2000 from 21.3% for the same period of 1999.

Interest Expense. In connection with the merger that was consummated on November 4, 1999, which is discussed in Note 2 to the condensed consolidated financial statements, the Company incurred $533.0 million of debt under a new senior credit agreement with higher interest rates than those under the credit agreement replaced thereby. Such debt resulted in significantly higher outstanding debt balances during the third quarter and nine months ended September 30, 2000 compared to the same periods of 1999. The higher debt balances were the principal cause of the $6.9 million and $22.7 million increases in interest expense in the third quarter and nine months of 2000, respectively, compared to the same periods of 1999.

Recapitalization Expense. During the third quarter and nine months ended September 30, 1999, the Company incurred $0.5 million and $3.5 million, respectively, of expense relating to the recapitalization of the Company that occurred upon consummation of the merger on November 4, 1999.

Income Tax Expense. The Company's effective tax rate for the third quarter and nine months ended September 30, 2000 was 40.3% and 40.4%, respectively, compared to 40.8% and 42.0% for the third quarter and nine months ended September 30, 1999, respectively. The decreases in the Company's effective tax rate for the third quarter and nine months were primarily a result of recapitalization expense recorded in 1999 that was not deductible for income tax purposes. The changes in the effective tax rate for the third quarter and nine months have also been impacted by the increase in and mix of pretax income and the varying effective tax rates attributable to the countries in which the Company operates.

Liquidity and Capital Resources

During the nine months ended September 30, 2000, the Company generated cash flow from operations of $159.3 million. Cash provided by operations resulted primarily from earnings before depreciation and amortization in addition to positive cash flow from working capital. The cash flow from operations was applied to the funding of $11.9 million in capital expenditures and the repayment of $145.9 million of bank debt.

As of September 30, 2000, the Company had an aggregate of $285.1 million available for borrowing under its U.S. and European revolving credit facilities. The Company believes that existing cash balances and internally generated cash flows, together with borrowings available under its revolving credit facilities, will be sufficient to fund normal working capital needs, capital spending requirements and debt service requirements for at least the next twelve months. The Company's debt instruments contain certain covenants that, among other things, limit the Company's ability to incur additional indebtedness, pay dividends and purchase Company stock as well as require the Company to maintain certain financial ratios.

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

With the exception of the Company's variable rate debt obligations and interest rate collar agreements, there have been no material changes in the carrying amounts or fair values of the Company's financial instruments or its exposure to market risk since December 31, 1999. Regarding its variable rate debt, the Company had $356.3 million of such debt outstanding at September 30, 2000, which is a decrease of $145.9 million from December 31, 1999. The fair value of this debt continues to approximate its carrying amount. As disclosed in the Company's annual report on Form 10-K for the year ended December 31, 1999, the Company entered into three interest rate collar agreements in January 2000. These agreements, which will expire in February 2003, have an aggregate notional principal amount of $135.0 million and weighted average maximum and minimum rates of 10.00% and 5.64%, respectively. The fair value of the Company's interest rate collar agreements was not material as of September 30, 2000.

                          PART II -- OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------

Restrictions on Dividends

The indenture relating to the Company's 10.875% Senior Subordinated Notes due 2006 and the credit agreement governing the Company's credit facilities limit the Company's ability to pay dividends to its stockholders. The Company has never paid dividends on its common stock but reserves the right to do so in the future. Any future determination to pay dividends will depend on the Company's results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant by the Board of Directors.

Recent Sales of Unregistered Securities

Options to purchase 5,000 shares of Knoll common stock were granted to an employee of the Company on August 8, 2000. These options were granted at an exercise price of $28.00, will vest in installments over four years (30% on the first vesting date, 20% on each of the second and third vesting dates and 30% on the fourth vesting date) and may be exercised pursuant to the terms of the related stock option agreement. The Company did not receive any consideration for such grant. This grant was exempt from registration under the Securities Act of 1933 as not involving the sale of a security.

Options to purchase 40,000 shares of Knoll common stock were granted to certain employees of the Company on October 30, 2000. These options were granted at an exercise price of $28.00, will vest in installments over four years (30% on the first vesting date, 20% on each of the second and third vesting dates and 30% on the fourth vesting date) and may be exercised pursuant to the terms of the related stock option agreements. The Company did not receive any consideration for such grants. These grants were exempt from registration under the Securities Act of 1933 as not involving the sale of a security.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

a.  Exhibits:

    27     Financial Data Schedule.

b.  Current Reports on Form 8-K:

    The Company did not file any reports on Form 8-K during the three months ended September 30, 2000.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           KNOLL, INC.


Date:  November 13, 2000                   By:   /s/ Burton B. Staniar
                                               ------------------------------
                                                 Burton B. Staniar
                                                 Chairman of the Board


Date:  November 13, 2000                   By:   /s/ Barry L. McCabe
                                               ------------------------------
                                                 Barry L. McCabe
                                                 Senior Vice President,
                                                 Treasurer and Controller
                                                   (Chief Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------

 Exhibit
 Number                           Description                           Page
---------    -----------------------------------------------------    --------

   27        Financial Data Schedule.