Form 10-K
period 2000-12-31
KNOLL INC
filed 2001-03-30
CIK 1011570

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

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

As of March 30, 2001, there were 23,190,829 shares of the Registrant's common stock, par value $0.01 per share, outstanding.


DOCUMENTS INCORPORATED BY REFERENCE
None.

===============================================================================

                               TABLE OF CONTENTS
                               -----------------


 Item                                                                    Page
------                                                                  ------

                                     PART I

   1.  Business.......................................................     2

   2.  Properties.....................................................     8

   3.  Legal Proceedings..............................................     9

   4.  Submission of Matters to a Vote of Security Holders............     9


                                    PART II

   5.  Market for Registrant's Common Equity and Related
         Stockholder Matters..........................................    10

   6.  Selected Financial Data........................................    11

   7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations....................................    12

  7A.  Quantitative and Qualitative Disclosures about Market Risk.....    17

   8.  Financial Statements and Supplementary Data....................    18

   9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure.....................................    18


                                    PART III

  10.  Directors and Executive Officers of the Company................    19

  11.  Executive Compensation.........................................    21

  12.  Security Ownership of Certain Beneficial Owners and
         Management...................................................    25

  13.  Certain Relationships and Related Transactions.................    26


                                    PART IV

  14.  Exhibits, Financial Statement Schedules and Reports on
         Form 8-K.....................................................    29


  Signatures..........................................................    32

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

Knoll, Inc. is the successor by merger to the business and operations of The Knoll Group, Inc. and related entities ("The Knoll Group" or the "Predecessor"), which were acquired on February 29, 1996 from Westinghouse Electric Corporation, whose successor is Viacom Inc. ("Westinghouse"). Unless the context requires or specifies otherwise, the terms "Knoll" and the "Company" refer to Knoll, Inc., its subsidiaries and predecessor entities as a combined entity.

Pursuant to an agreement and plan of merger, the Company consummated a recapitalization (merger) transaction on November 4, 1999 whereby a newly formed entity, which was organized by Warburg, Pincus Ventures, L.P. ("Warburg"), was merged with and into Knoll, with Knoll continuing as the surviving corporation. As a result of the merger, 17,738,634 shares of common stock held by the public stockholders of Knoll, other than Warburg and certain members of Knoll management, immediately prior to the merger were converted into the right to receive $28.00 per share in cash and were canceled. Furthermore, the Company's common stock ceased to be listed on the New York Stock Exchange ("NYSE"), and the registration of the Company's securities under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), was terminated.

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

Industry Overview

The U.S. office furniture market consists of five major product categories: office systems, seating, storage, desks and casegoods and tables. The following table indicates the percentage of sales that each product category contributed to the estimated U.S. office furniture industry in 2000.

                                              U.S.       % of U.S.
     Product Category                    Category Size     Market
     ----------------                    -------------   ----------
                                         (In Billions)

     Office systems....................      $4.7          35.7%
     Seating...........................       3.3          25.0
     Storage...........................       1.4          10.9
     Desks and casegoods...............       2.2          16.9
     Tables............................       0.9           7.0

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

Management believes that fundamental trends in the workplace, including the continued proliferation of technology in the workplace, changes in corporate organizational structures and work processes and heightened sensitivity to concerns about ergonomic standards are influencing revenues in the office furniture industry. Companies increasingly use workplace design and furniture purchase decisions as catalysts for organizational and cultural change and to attract and retain talented employees. Several significant factors that influence these changes include: new office technology and the resulting necessity for improved wire and data management; continued corporate reengineering, restructuring and reorganizing; and corporate relocations. Management also believes that there are certain macroeconomic conditions, including white-collar employment levels, business confidence and corporate cash flow, that influence industry revenues.

Growth in the office furniture industry decelerated in the latter part of 2000, and such deceleration is expected to continue into 2001. This slowdown is due primarily to a reduction in business confidence, corporate profitability and white-collar employment growth in response to a general softening in the economy in North America.

Management is aware of many current and potential initiatives by existing competitors, as well as new entrants, to sell, distribute, market or service office furniture and related products via the Internet. These initiatives may compete with existing office furniture companies, such as Knoll, but management believes that they are not currently affecting the office furniture industry's traditional channels of distribution. The Company has developed and continues to develop initiatives in an effort to take advantage of opportunities presented by the Internet. In 2000, the Company began its development of an e-business strategy to link its dealers and customers with the Company's internal systems via the Internet in order to simplify the purchasing process and reduce cycle time and related costs. In addition, the Company began offering a limited number of its products for sale via the Internet in 2000 and enhanced its available on-line product information.
There can be no assurance that any of such initiatives will be successful, will be completed in a timely fashion or will materially affect the Company's results of operations or financial condition. Management is currently unable to predict the extent to which the current or potential Internet initiatives may affect the demand for the Company's products or the financial condition of the office furniture industry.

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

The following is a description of the Company's major product categories and lines:

Office Systems

The Company offers a complete line of office system products, comprised mainly of the REFF, CURRENTS, MORRISON, EQUITY and DIVIDENDS product lines, in order to meet the needs of a variety of businesses. Office systems may be used for teamwork settings, private offices and open floor plans and are comprised of adjustable partitions, work surfaces, storage units and electrical and lighting systems that can be moved, re-configured and re-used within the office. Office systems, therefore, offer a cost effective and flexible alternative to traditional drywall office construction. The Company has focused on this area of the office furniture industry because it is the industry's largest product category, typically provides attractive gross margins and often leads to repeat and add-on sales of additional office systems, complementary furniture and furniture accessories. Office systems accounted for approximately 71.3% of the Company's sales in 2000, 68.9% of sales in 1999 and 68.4% of sales in 1998.

Seating

The Company believes that the office seating portion of the office furniture market includes three major segments: the "appearance," "comfort" and "basic" segments. Key customer criteria in seating include superior ergonomics, aesthetics, comfort and quality, all of which the Company believes to be consistent with its strengths and reputation. With its SAPPER, BULLDOG, PARACHUTE and SOHO product lines, the Company has a complete offering of seating in the appearance and comfort segments at various price, appearance, comfort and performance levels. In 2001, the Company expects to begin shipping its mid-priced RPM chair.

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

Tables

The Company offers three product lines in the tables category: INTERACTION tables, PROPELLER tables and UPSTART tables. INTERACTION tables are an innovative line of adjustable tables that are designed to be integrated into the Company's office system lines and to provide customers with ergonomically superior work surfaces. These tables are also often sold as stand-alone products to non-systems customers. The Company's award winning line of PROPELLER meeting and conference tables provide advanced wire management and technology support while offering sufficient flexibility to allow end users to reconfigure a meeting room quickly and easily to accommodate their specific needs. The recently introduced UPSTART tables are a line of adjustable, stand-alone tables, offered in new shapes and surfaces, that support the needs of rapidly growing organizations.

KNOLLSTUDIO

The Company's historically significant KNOLLSTUDIO collection serves the design-conscious segment of the fine contract furniture portion of the market, providing the architecture and design community and customers with sophisticated furniture for high-profile office and home uses. KNOLLSTUDIO provides a marketing umbrella for the full range of the Company's office products. KNOLLSTUDIO includes complete collections by individual designers as well as distinctive single items. KNOLLSTUDIO products, which include a wide variety of high image side chairs, sofas, desks and conference, training, side and dining tables, were created by many of the twentieth century's most prominent architects and designers, such as Ludwig Mies van der Rohe, Marcel Breuer, Eero Saarinen and Frank O. Gehry, for prestigious corporate and residential interiors. The KNOLLSTUDIO line also offers a signature collection of products designed by Maya Lin, the internationally known designer of the National Veterans Memorial in Washington, D.C., and certain design classics of Fritz Hansen A/S for which Knoll is the exclusive North American distributor. During 2000, the Company introduced the FOG chair, designed by Frank O. Gehry, as a KNOLLSTUDIO offering.

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

KNOLLTEXTILES

KNOLLTEXTILES offers a wide range of coverings for walls, panels and seating. KNOLLTEXTILES was established in 1947 to develop high quality fabrics for Knoll furniture. These products allow the Company to distinguish its product offerings by providing specialty fabric options and flexibility in fabric selection and application. As it does with its furniture lines, the Company uses many independent designers to create its fabrics, which has helped it establish what management believes to be a unique reputation for textile design. Not only are KNOLLTEXTILES coverings applied to Knoll furniture, but they are also sold to customers for use on other manufacturers' products, thereby allowing the Company to benefit from its competitors' sales. In 2000, the Company began selling the IMAGO product, which combines the benefit of a hard surface material with the texture and translucence of a textile.

Leather

Spinneybeck Enterprises, Inc., a wholly-owned subsidiary of the Company, supplies quality upholstery leather that is used on Knoll furniture and is sold to customers, including primarily other office furniture manufacturers, upholsterers, aviation, custom coach and boating manufacturers and the architecture and design community, for use on their products.

European Products

Much like North America, Knoll Europe has a product offering that allows customers to single-source a complete office environment, including certain products designed specifically for the European market. Knoll Europe's core product categories include: (i) office systems, including the HANNAH DESKING SYSTEM and the PL1 system, which are targeted to Northern Europe, the ALESSANDRI system, which is targeted to the French market, the recently introduced KNOLLSCOPE system and the SOHO DESKING SYSTEM; (ii) KNOLLSTUDIO, which serves the image and design-oriented segment of the fine furniture portion of the market; (iii) seating, including a comprehensive range of chairs such as SAPPER, BULLDOG, PARACHUTE and SOHO; and (iv) storage units, which are designed to complement its office system products. The Company also sells its products designed and manufactured in North America to the international operations of its core North American customers.

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

Sales and Distribution

Knoll's customers are typically Fortune 1000 companies. The Company employs approximately 390 direct sales representatives, who work closely with its approximately 230 independent dealers in North America to present the Company's products to prospective customers. The sales force, in conjunction with the dealer network, has close relationships with architects, designers and corporate facility managers, who often have a significant influence on product selection for large orders.

In addition to coordinating sales efforts with the Company's sales representatives, the Company's dealers generally handle project management, installation and maintenance for the account after the initial product selection and sale. Although many of these dealers also carry products of other manufacturers, none of them acts as a dealer for the Company's principal direct competitors. The Company has not experienced significant turnover in its dealer network except at its own initiative. The dealer's economic investment in learning all aspects of a particular manufacturer's product offerings and the value of the relationships the dealer forms with the Company and with customers discourage dealers from changing their vendor affiliations. The Company is not dependent on any one of its dealers, the largest of which accounted for less than 6.0% of the Company's North American sales in 2000. Additionally, no single customer represented more than 2.5% of the Company's North American sales during 2000. However, a number of U.S. government agencies purchase the Company's products through multiple contracts with the General Services Administration ("GSA"). Sales to government entities under the GSA contracts aggregated approximately 8.8% of consolidated sales in 2000.

In Europe, the Company sells its products in largely the same manner as it does in North America, through a direct sales force and a network of dealers, though each major European market has its own distinct characteristics. Knoll Europe accounted for approximately 6.1% of the Company's sales in 2000. In the Latin American and Asia-Pacific markets, which accounted for less than 1.0% of the Company's sales in 2000, the Company uses both dealers and independent licensees.

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

In 2000, the Company implemented programs and procedures in its manufacturing operations intended to improve customer service. As part of these initiatives, the Company increased its focus on process cycle time, percentage of orders shipped complete and on-time, order correctness and other key measures aimed at driving service improvements. The Company made substantial progress in each of these areas during 2000.

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

Competition

The office furniture market is highly competitive. Office furniture companies compete on the basis of (i) product design, including performance, ergonomic and aesthetic factors, (ii) product quality and durability, (iii) price,
(iv) on-time delivery and (v) service and technical support. In the United States, where the Company had an estimated 8.1% market share and derived approximately 91.2% of its sales in 2000, five companies (including the Company) represented approximately 66.9% of the market in 2000.

Some of the Company's competitors, especially those in North America, are large and have significantly greater financial, marketing, manufacturing and technical resources than those of the Company. The Company's most significant competitors in its primary markets are Steelcase, Inc., Herman Miller, Inc., Haworth, Inc., Teknion Corporation and, to a lesser extent, HON Industries, Inc. These competitors have a substantial volume of furniture installed at businesses throughout the country, providing a continual source of demand for further products and enhancements. Moreover, the products of these competitors have strong acceptance in the marketplace. Although the Company believes that it has been able to compete successfully in its markets to date, there can be no assurance that it will be able to continue to do so in the future.

The European market is highly fragmented, as the combined sales of the estimated top 50 manufacturers represent less than approximately 61.0% of the market. Based on the most recent publicly available trade information, the Company believes that no single company holds more than a 10.0% share of the European market.

Patents and Trademarks

The Company has approximately 107 active United States utility patents on various components used in its products and systems and approximately 132 active United States design patents. The Company also has approximately 212 patents in various foreign countries. Knoll(R), KnollStudio(R), KnollExtra(R), Good Design Is Good Busines(R), Bulldog(R), Calibre(R), Currents(R), Dividends(R), Equity(R), Imago(TM), KnollScope(TM), Parachute(R), Propeller(R), Reff(R), RPM(TM) and Upstart(TM) are trademarks of the Company. The Company considers securing and protecting its intellectual property rights to be important to its business.

Backlog

The Company's backlog of unfilled orders was $170.6 million at December 31, 2000 and $203.3 million at December 31, 1999. The Company manufactures substantially all of its products to order and expects to fill substantially all outstanding unfilled orders within the next twelve months. As such, backlog is not a significant factor used to predict the Company's long-term business prospects.

Foreign and Domestic Operations

For information regarding foreign and domestic operations, refer to Note 20 (Segment and Geographic Region Information) of the Notes to the Consolidated Financial Statements on page F-23.

Environmental Matters

The Company believes that it is substantially in compliance with all applicable laws and regulations for the protection of the environment and the health and safety of its employees based upon existing facts known to management. Compliance with federal, state, local and foreign environmental regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes and other related activities has had and will continue to have an impact on the operations of the Company, but has, since the formation of the Company's Predecessor in 1990, been accomplished without having a material adverse effect on the operations of the Company. There can be no assurance that such regulations will not change in the future or that the Company will not incur material costs as a result of such regulations. While it is difficult to estimate the timing and ultimate costs to be incurred due to uncertainties about the status of laws, regulations and technology, management presently has no planned expenditures of significant amounts for future environmental compliance.

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

Employees

As of February 28, 2001, the Company employed a total of 4,435 people, including 2,927 hourly and 1,508 salaried employees. The Grand Rapids, Michigan plant is the only unionized plant within the U.S., with the Carpenters and Joiners of America-Local 1615 having a four-year contract expiring August 26, 2002. Management believes that relations with this union are positive. In 1998, there was an unsuccessful attempt to unionize employees at the Company's Muskegon, Michigan facility. The Company believes that relations with its employees in Muskegon and throughout North America are good. Nonetheless, it is possible that Company employees may attempt to unionize in the future. Certain workers in the Company's facilities in Italy are represented by unions. The Company has experienced brief work stoppages from time to time at the Company's plants in Italy, certain of which related to national or local issues. Such work stoppages have not materially affected the Company, and none have occurred during the past year.


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

The Company, for a number of years, has sold various products to the United States Government under GSA multiple award schedule contracts. The GSA is permitted to audit the Company's compliance with the terms of the GSA contracts. As a result of one such audit, the GSA asserted refund claims under 1985-1988 and 1987-1990 contracts between GSA and The Shaw-Walker Company, which has been merged into the Company, for approximately $2.15 million ("Shaw-Walker GSA Claims"). On December 21, 2000, GSA, Knoll and the former shareholders of The Shaw-Walker Company entered into a settlement agreement whereby the former shareholders of The Shaw-Walker Company agreed to pay the U.S. government, pursuant to the terms thereof, a cash payment in full and final satisfaction of the Shaw-Walker GSA Claims. This settlement has been completed.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on December 4, 2000. The Company's stockholders were asked to take the following actions at the meeting:

(1) Elect nine directors of the Company to serve until the next annual meeting of stockholders of Knoll or until their successors are elected and qualified ("Proposal 1").

(2) Ratify the appointment of the firm Ernst & Young LLP as independent auditors of Knoll for the 2000 fiscal year ("Proposal 2").

With respect to Proposal 1, all nine individuals nominated for director were elected. The nominees and the votes each received are as follows:

             Nominee                 For          Withheld
     ------------------------   --------------   ----------
     Burton B. Staniar.......     22,387,721         --
     John H. Lynch...........     22,387,721         --
     Andrew B. Cogan.........     22,387,721         --
     Kathleen G. Bradley.....     22,387,721         --
     Jeffrey A. Harris.......     22,387,721         --
     Sidney Lapidus..........     22,387,721         --
     Kewsong Lee.............     22,387,721         --
     Lloyd Metz..............     22,387,721         --
     Henry B. Schacht........     22,387,721         --

Proposal 2 was also approved by affirmative vote of a majority of shares of common stock present at the annual meeting. Such proposal received 22,387,721 votes FOR and zero votes AGAINST. There were no abstentions.

On March 19, 2001, by written consent of the Company's majority stockholder in an action taken without a meeting, the employment agreements for Andrew B. Cogan and Kathleen G. Bradley were approved. Such approval was obtained in compliance with Section 280G(b)(5) of the Internal Revenue Code of 1986, as amended.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information and Dividend Policy

There has been no established trading market for the Company's common stock, par value $0.01 per share since cessation of trading on November 3, 1999, the day before consummation of the merger. From May 9, 1997, the date of the Company's initial public offering, through November 3, 1999, the Company's common stock was traded on the NYSE. The following table sets forth, for the periods indicated, high and low closing sales prices for Knoll's common stock as reported by the NYSE.

                                             High         Low
                                          ----------   ----------
     1999
     ----
     First quarter......................   29 15/16      15 1/4
     Second quarter.....................   26 3/4        23 3/4
     Third quarter......................   27 1/2        26 3/8
     Fourth quarter (through
       November 3, 1999)................   28            27 1/16

As of March 30, 2001, there were 38 holders of record of the Company's common stock.

The credit agreement governing the Company's credit facilities and the indenture relating to the Company's 10.875% Senior Subordinated Notes due 2006 (the "Senior Subordinated Notes") contain certain covenants that, among other things, limit the Company's ability to purchase Knoll stock and pay dividends to its stockholders. On December 20, 2000, the Company's Board of Directors declared a special cash dividend of $9.50 per share of common stock (approximately $220.3 million in the aggregate) payable on January 5, 2001 to stockholders of record as of the close of business on December 20, 2000. Such dividend was in compliance with the covenants contained in the aforementioned debt agreements, as amended. Prior to December 20, 2000, the Company had never declared any dividends on its common stock. Any future determination to pay dividends will depend on the Company's results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant by the Board of Directors.

Recent Sales of Unregistered Securities

Options to purchase an aggregate of 40,000 shares of Knoll common stock were granted to certain employees of the Company on October 30, 2000. These options were granted at an exercise price of $28.00, will vest in installments over four years (30% on the first vesting date, 20% on each of the second and third vesting dates and 30% on the fourth vesting date) and may be exercised pursuant to the terms of the related stock option agreements. The Company did not receive any consideration for such grants. These grants were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), as not involving the sale of a security.

Options to purchase an aggregate of 200,000 shares of Knoll common stock were granted to certain employees of the Company on February 6, 2001. These options were granted at an exercise price of $34.50, will vest in installments over four years (30% on the first vesting date, 20% on each of the second and third vesting dates and 30% on the fourth vesting date) and may be exercised pursuant to the terms of the related stock option agreements. The Company did not receive any consideration for such grants. These grants were exempt from registration under the Securities Act as not involving the sale of a security.

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents selected consolidated financial information of the Predecessor for the period indicated and selected consolidated financial information of the Company as of the dates and for the periods indicated. The consolidated financial information of the Predecessor and the Company has been derived from audited financial statements of the Predecessor and the Company, respectively. The selected financial information should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, "Financial Statements and Supplementary Data."

                        Predecessor  |                              The Company
                        ------------ |  --------------------------------------------------------------------
                         Two Months  |   Ten Months
                           Ended     |     Ended                     Years Ended December 31,
                        February 29, |  December 31,  ------------------------------------------------------
                            1996     |      1996          1997          1998          1999          2000
                        ------------ |  ------------  ------------  ------------  ------------  ------------
                       (In Thousands)|                 (In Thousands, Except Per Share Data)
                                     |
Operating Data                       |
Sales.................   $ 90,232    |    $561,534      $810,857      $948,691      $984,511     $1,163,477
Cost of sales ........     59,714    |     358,841       489,962       572,756       593,442        682,421
                         --------    |    --------      --------      --------      --------     ----------
Gross profit..........     30,518    |     202,693       320,895       375,935       391,069        481,056
Selling, general and                 |
  administrative                     |
  expenses............     21,256    |     131,349       183,018       204,392       206,919        243,885
Westinghouse long-                   |
  term incentive                     |
  compensation........     47,900    |          --            --            --            --             --
Allocated corporate                  |
  expenses............        921    |          --            --            --            --             --
                         --------    |    --------      --------      --------      --------     ----------
Operating income                     |
  (loss)..............    (39,559)   |      71,344       137,877       171,543       184,150        237,171
Interest expense......        340    |      32,952        25,075        16,860        21,611         44,437
Recapitalization                     |
  expense.............         --    |          --            --            --         6,356             --
Other income                         |
  (expense), net......       (296)   |         447         1,667         2,732          (670)         3,026
                         --------    |    --------      --------      --------      --------     ----------
Income (loss) before                 |
  income tax expense                 |
  (benefit) and                      |
  extraordinary item..    (40,195)   |      38,839       114,469       157,415       155,513        195,760
Income tax expense                   |
  (benefit)...........    (16,107)   |      16,844        48,026        64,371        66,351         79,472
                         --------    |    --------      --------      --------      --------     ----------
Income (loss) before                 |
  extraordinary item..    (24,088)   |      21,995        66,443        93,044        89,162        116,288
Extraordinary loss                   |
  on early                           |
  extinguishment  of                 |
  debt, net of taxes..         --    |       5,159         5,337            --        10,801             --
                         --------    |    --------      --------      --------      --------     ----------
Net income (loss).....   $(24,088)   |    $ 16,836      $ 61,106      $ 93,044      $ 78,361     $  116,288
                         ========    |    ========      ========      ========      ========     ==========
                                     |
Per Share Data                       |
Cash dividends                       |
  declared............   $     --    |    $     --      $     --      $     --      $     --     $     9.50

                                                            The Company
                               ----------------------------------------------------------------------
                                                            December 31,
                               ----------------------------------------------------------------------
                                   1996            1997          1998          1999          2000
                               ------------    ------------  ------------  ------------  ------------
                                                      (In Thousands)
Balance Sheet Data
Working capital..............    $ 64,754        $ 65,553      $ 95,040      $104,087     $  32,678
Total assets.................     675,712         680,859       714,027       742,306       695,130
Total long-term debt,
  including current portion..     354,154         207,029       169,255       610,376       425,755
Total liabilities............     497,908         392,570       370,177       836,500       899,505
Stockholders' equity
  (deficit)..................     177,804         288,289       343,850       (94,194)     (204,375)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Item 8, "Financial Statements and Supplementary Data."

Background

On November 4, 1999, pursuant to an Agreement and Plan of Merger dated as of June 21, 1999 (as amended on July 29, 1999), between Warburg and Knoll, the Company completed a recapitalization (merger) transaction whereby a newly formed entity, which was organized by Warburg, was merged with and into Knoll, with Knoll continuing as the surviving corporation. As a result of the merger, 17,738,634 shares of common stock held by the public stockholders of Knoll, other than Warburg and certain members of Knoll management, immediately prior to the merger were converted into the right to receive $28.00 per share in cash and were canceled. Furthermore, the Company's common stock ceased to be listed on the NYSE, and the registration of the Company's securities under the Exchange Act was terminated.

The merger and related transactions were accounted for as a leveraged recapitalization. The historical accounting bases of Knoll's assets and liabilities were retained subsequent to the transactions. See Note 3 to the consolidated financial statements for further discussion of the merger.

2000 was a record year for Knoll in terms of sales and profits. It was the first year in the history of the Company in which annual sales exceeded
$1.0 billion. As previously discussed in the "Industry Overview" section of Item 1, "Business," growth in the office furniture industry decelerated in the latter half of 2000, and such deceleration is expected to continue into 2001. The Company anticipates that its sales in the first quarter of 2001 will be down compared to the first quarter of 2000 due principally to the economic slowdown being experienced in North America. In response to the expectation of lower sales volumes, the Company is taking steps intended to prevent deterioration in year-over-year profits as a percentage of sales by aggressively managing certain discretionary costs.

Results of Operations

Sales

2000 sales of $1,163.5 million were up 18.2%, or $179.0 million, from $984.5 million in sales for 1999. Such growth resulted primarily from increased volume in both North America and Europe. Despite nearly a 1.0% decrease in sales in the office furniture industry in 1999 compared to 1998, the Company's sales grew 3.8%, to $984.5 million in 1999. Such growth resulted from increased volume in North America offset in part by a reduction of volume in Europe. The increased volume was primarily attributable to office systems and specialty products in 2000 and office systems and storage products in 1999. Management believes that office systems is the largest and fastest growing product category in the industry. BIFMA estimates that U.S. sales of office systems were $4.7 billion, or 35.7% of total industry sales, in 2000. Office systems accounted for 71.3% of the Company's sales in 2000, 68.9% of sales in 1999 and 68.4% of sales in 1998.

Gross Profit and Operating Income

Gross profit and operating income as a percentage of sales were very strong in 2000, as they benefited from increased volume, the Company's continued focus on cost control and the correction of certain manufacturing inefficiencies at the Company's Toronto, Canada facility that resulted in part from implementation issues associated with the transition to a new manufacturing system in 1999. As a percentage of sales, gross profit was 41.3% for 2000, 39.7% for 1999 and 39.6% for 1998 and operating income was 20.4% for 2000, 18.7% for 1999 and 18.1% for 1998. The Company's 1999 gross profit and operating income were impacted negatively by the aforementioned manufacturing inefficiencies.

Although selling, general and administrative expenses increased in terms of dollars in 2000 compared to 1999 and in 1999 compared to 1998, such expenses remained relatively unchanged as a percentage of sales. The increase of $37.0 million from 1999 to 2000 was due primarily to incremental employee costs, including incentives, related to higher sales, profit and employment levels in 2000 in addition to increased expenses related to sales, marketing and technology initiatives. The increase of $2.5 million from 1998 to 1999 resulted primarily from increased expenses related to sales and technology initiatives in 1999. The Company's selling, general and administrative expenses as a percentage of sales were 21.0% for each of 2000 and 1999 and 21.5% for 1998.

Interest Expense

In connection with the merger that was consummated on November 4, 1999, the Company incurred $533.0 million of debt under a new senior credit agreement with higher interest rates than those under the credit agreement replaced thereby. Such debt resulted in significantly higher outstanding debt balances during the last two months of 1999 and the year 2000. The higher debt balances were the principal cause of the increases in interest expense in 2000 and 1999. See "Liquidity and Capital Resources" for further discussion of such senior credit agreement.

Recapitalization Expense

In 1999, the Company incurred $6.4 million of expense relating to the recapitalization of the Company that occurred upon consummation of the merger.

Income Tax Expense

The Company's effective tax rate was 40.6% for 2000, 42.7% for 1999 and 40.9% for 1998. The increase in the effective tax rate from 1998 to 1999 and the decrease in the effective tax rate from 1999 to 2000 were due primarily to $5.2 million of recapitalization expense recorded in 1999 that was not deductible for income tax purposes. The effective tax rate was also impacted, to a lesser extent, by the changes in consolidated pretax income and the mix of pretax income and varying effective tax rates attributable to the countries in which the Company operates.

Extraordinary Items

In connection with the merger in 1999, Knoll refinanced $14.0 million owed under its senior credit agreement that existed immediately prior to the merger and paid the holders, as of August 13, 1999, of its Senior Subordinated Notes a fee of $12.9 million for their consent to certain amendments to the indenture governing the Senior Subordinated Notes. The amendments allowed the Company to complete the merger without violating the covenants under the indenture. The Company accounted for the refinancing of the debt under the then-existing credit agreement and the modification of debt terms under the indenture for the Senior Subordinated Notes as extinguishments of debt. Such treatment resulted in an extraordinary loss of $17.9 million on a pretax basis ($10.8 million on an after-tax basis) in 1999. This loss consisted of the $12.9 million consent fee paid to the noteholders and $5.0 million of unamortized financing costs that were written-off, of which $0.9 million related to the refinanced debt and $4.1 million related to the Senior Subordinated Notes.

Liquidity and Capital Resources

The following table highlights certain key cash flow and capital information pertinent to the discussion that follows:

                                             2000         1999         1998
                                          ----------   ----------   ----------
                                                     (In Thousands)
     Cash provided by operating
       activities.......................  $ 222,711     $127,987     $114,563
     Capital expenditures...............     24,097       25,095       36,390
     Purchase of common stock...........        322       28,703       38,849
     Payment of merger consideration....         --      496,682           --
     Payment of recapitalization costs..        230        8,843           --
     Payment of fees to amend debt
       agreements.......................        682       12,870           --
     Net proceeds from (repayment of)
       long-term debt...................   (184,500)     441,250      (37,799)

The Company generated strong cash flow from operating activities in 2000 primarily as a result of its improved earnings before noncash items in addition to positive cash flow from working capital. The Company's cash flow provided by operations has generally been used to fund capital expenditures and debt service, and in 1998 and 1999, it was also used to repurchase shares of common stock under a share repurchase program.

The Company's capital expenditures are typically for new manufacturing equipment and information systems. However, in 1998, the Company also incurred capital expenditures of $3.9 million for the expansion of three
U.S. manufacturing facilities by an aggregate of approximately 139,000 square feet. The Company estimates that capital expenditures for 2001 will be approximately $35.0 million.

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

In connection with the merger consummated on November 4, 1999, the Company transferred an aggregate of $496.7 million of merger consideration to its exchange agent for the 17,738,634 shares of common stock that were converted into the right to receive $28.00 per share and were canceled. In addition, the Company incurred recapitalization costs totaling $9.1 million and, as previously discussed, paid the holders of its Senior Subordinated Notes an aggregate consent fee of $12.9 million. In order to finance these transactions, the Company incurred debt of $533.0 million. See below for further discussion of the debt incurred.

The Company repaid $38.0 million of its outstanding senior bank debt during 1998 and repaid $47.0 million of such debt from January 1, 1999 through November 3, 1999. On November 4, 1999, in connection with the consummation of the merger, the Company repaid all of its then-outstanding senior indebtedness, which amounted to $14.0 million, and incurred debt totaling $533.0 million under a new senior credit agreement. The new credit agreement provides up to $650.0 million to (i) fund the merger and related fees and expenses,
(ii) refinance all amounts owing under the Company's senior credit agreement that existed immediately prior to the merger and (iii) provide for working capital and ongoing general corporate purposes. The agreement consists of a $325.0 million six-year term loan facility and a $325.0 million six-year revolving credit facility and contains restrictive covenants, financial covenants and events of default. Among other things, the restrictive covenants limit the Company's ability to incur additional indebtedness, pay dividends, purchase Company stock, make investments, grant liens and engage in certain other activities. The credit agreement was amended on December 20, 2000 in connection with the declaration of a special cash dividend, which is discussed below.

Borrowings under the new credit agreement bear interest at a floating rate based, at the Company's option, upon (i) the Eurodollar rate (as defined therein) plus an applicable percentage that is subject to change based upon the Company's ratio of funded debt to earnings before income taxes, depreciation, amortization and other noncash charges ("EBITDA") or (ii) the greater of the federal funds rate plus 0.5% or the prime rate, plus an applicable percentage that is subject to change based upon the Company's ratio of funded debt to EBITDA. The Company is required to make quarterly principal payments under the term loan facility. Aggregate annual amounts due are as follows: $31.25 million in 2001, $52.5 million in 2002, $63.75 million in 2003, $81.25 million in 2004 and $75.0 million in 2005. Loans made pursuant to the revolving credit facility may be borrowed, repaid and reborrowed from time to time until November 4, 2005. The Company repaid $17.5 million and $167.0 million of borrowings under the term loan facility and revolving credit facility, respectively, in 2000 and repaid $3.75 million and $27.0 million of borrowings under the term loan facility and revolving credit facility, respectively, in December 1999. As of December 31, 2000, the Company had an aggregate of $307.9 million available for borrowing under the revolving credit facility.

On December 20, 2000, the Company declared a special cash dividend of $9.50 per share of common stock payable on January 5, 2001 to stockholders of record as of the close of business on December 20, 2000. The Company borrowed
$221.0 million under the revolving credit facility on January 5, 2001 to fund the payment of the dividend.

In addition to the credit facilities, the Company has $107.2 million aggregate principal amount of Senior Subordinated Notes outstanding. The Senior Subordinated Notes are subordinated to all of the Company's existing and future senior indebtedness, including all indebtedness under the senior credit agreement. The indenture governing the Senior Subordinated Notes imposes certain restrictions on the Company and its subsidiaries, including restrictions on the ability to incur indebtedness, pay dividends, purchase Company stock, make investments, grant liens and engage in certain other activities. The Company may be required to purchase the Senior Subordinated Notes upon a change of control (as defined in the indenture) and in certain circumstances with the proceeds of asset sales. The Senior Subordinated Notes are redeemable at the Company's option at any time after March 15, 2001, initially at 105.438% of their principal amount at maturity, plus accrued interest, declining to 100.0% of their principal amount at maturity, plus accrued interest, on or after March 15, 2004.

The Company's foreign subsidiaries maintain local credit facilities to provide credit for overdraft, working capital and other purposes. As of December 31, 2000, total credit available under such facilities was approximately $8.7 million, and there were no outstanding borrowings under the facilities. The Company believes that it is currently in compliance with all terms of its indebtedness.

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

Inflation

There was no significant impact on Knoll's operations as a result of inflation during the three years ended December 31, 2000.

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

The Company cautions that its forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation, the Company's indebtedness, which requires a significant portion of the Company's cash flow from operations to be dedicated to debt service, making such cash flow unavailable for other purposes, and which could limit the Company's flexibility in reacting to changes in its industry or economic conditions generally; fluctuations in industry revenues driven by a variety of macroeconomic factors, including white-collar employment levels, business confidence and corporate cash flows, as well as by a variety of industry factors such as corporate reengineering and restructuring, technology demands, ergonomic, health and safety concerns and corporate relocations; the impact of the recent downturn in the high-technology industry; the highly competitive nature of the market in which the Company competes, including the introduction of new products, pricing changes by the Company's competitors and growth rates of the office systems category; risks associated with the Company's growth strategy, including the risk that the Company's introduction of new products will not achieve the same degree of success achieved historically by the Company's products; the Company's dependence on key personnel; the ability of the Company to maintain its relationships with its dealers; the Company's reliance on its patents and other intellectual property; environmental laws and regulations, including those that may be enacted in the future, that affect the ownership and operation of the Company's manufacturing plants;
risks relating to potential labor disruptions; risks associated with conducting business via the Internet and the Company's ability to react appropriately and in a timely fashion to changing technologies and business models; and fluctuations in foreign currency exchange rates. Except as otherwise required by the federal securities laws, the Company disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this Form 10-K to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

The following table summarizes the Company's market risks associated with its debt obligations and interest rate collar agreements as of December 31, 2000. For debt obligations, the table presents principal cash flows and related weighted average interest rates by year of maturity. Variable interest rates presented for variable rate debt represent the weighted average interest rates on the Company's credit facility borrowings as of December 31, 2000. For interest rate caps and floors, the table presents the notional amounts and related interest rates by year of maturity. The forward rates presented for the caps and floors are the average forward rates for the term of each contract.

                               2001      2002      2003      2004      2005    Thereafter    Total     Fair Value
                             --------  --------  --------  --------  --------  ----------  ----------  ----------
                                                            (Dollars in Thousands)
Rate Sensitive Liabilities
Long-term Debt:
    Fixed Rate.............       --   $    60   $     75   $    75   $    75   $107,720    $108,005    $105,515
        Average Interest
          Rate.............   10.81%    10.84%     10.85%    10.85%    10.85%     10.85%
    Variable Rate..........  $31,250   $52,500   $ 63,750   $81,250   $89,000         --    $317,750    $317,750
        Average Interest
          Rate.............    7.36%     7.36%      7.36%     7.36%     7.36%         --

Rate Sensitive Derivative
  Financial Instruments
Interest Rate Caps:
    Notional Amount........       --        --   $135,000        --        --         --    $135,000          --
    Strike Rate............       --        --     10.00%        --        --         --
    Forward Rate...........       --        --      6.40%        --        --         --
Interest Rate Floors:
    Notional Amount........       --        --   $135,000        --        --         --    $135,000          --
    Strike Rate............       --        --      5.64%        --        --         --
    Forward Rate...........       --        --      6.40%        --        --         --

At December 31, 1999, the Company had total debt outstanding of $610.4 million, of which $502.3 million was variable rate debt. The decrease in the variable rate debt from December 31, 1999 to December 31, 2000 was due to the repayment of $184.5 million of senior bank debt during 2000.

As previously discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company borrowed $221.0 million under its senior revolving credit facility on January 5, 2001 in connection with the payment of a special cash dividend. Consequently, this additional variable rate debt has significantly increased the Company's market risk exposure related to changes in interest rates.

At December 31, 2000, the Company had three interest rate collar agreements outstanding with an aggregate notional principal amount of $135.0 million, related weighted average maximum and minimum rates of 10.00% and 5.64%, respectively, and a termination date of February 2003. In February 2001, the Company negotiated modifications to these agreements that increased the aggregate notional principal amount to $200.0 million, decreased the weighted average minimum rate to 5.12% and extended the termination date to February 2004. The Company did not have any interest rate collar agreements outstanding at December 31, 1999. During the years ended December 31, 2000 and 1999, the Company was not required to make nor was it entitled to receive any payments as a result of its use of interest rate collar agreements.

The Company will continue to review its exposure to interest rate fluctuations and evaluate whether it should manage such exposure through derivative transactions.

Foreign Currency Exchange Rate Risk

The Company manufactures its products in the United States, Canada and Italy and sells its products in those markets as well as in other European countries. The Company's foreign sales and certain expenses are transacted in foreign currencies. The production costs, profit margins and competitive position of the Company are affected by the strength of the currencies in countries where it manufactures or purchases goods relative to the strength of the currencies in countries where its products are sold. Additionally, as the Company's reporting currency is the U.S. dollar, the financial position of the Company is affected by the strength of the currencies in countries where the Company has operations relative to the strength of the U.S. dollar. The principal foreign currencies in which the Company conducts business are the Canadian dollar and the Italian lira. Approximately 8.8% of the Company's revenues and 24.7% of the Company's expenses in 2000 and 8.3% of the Company's revenues and 26.5% of the Company's expenses in 1999 were denominated in currencies other than the U.S. dollar. Foreign currency exchange rate fluctuations did not have a material impact on the financial results of the Company during 2000 and 1999.

The Company generally does not hedge its foreign currency exposure. However, from time to time, the Company enters into foreign currency forward exchange contracts and foreign currency option contracts to manage its exposure to foreign exchange rates associated with purchases of inventory from foreign suppliers. The terms of these contracts are generally less than a year. Material gains and losses on these contracts are recognized in income in the period the value of the contract changes. The contract amounts outstanding at December 31, 2000 and 1999 as well as the amount of gains and losses recorded during 2000 and 1999 were not material. Additionally, the Company does not anticipate any material adverse effect on its results of operations or financial position relating to these foreign currency forward exchange contracts.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and supplementary data are filed under this Item beginning on page F-1 of this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The table below sets forth the names, ages and titles of the persons who will be directors and executive officers of the Company as of April 2001.

                 Name            Age                   Position
     ------------------------   -----   --------------------------------------
     Burton B. Staniar.......    59     Chairman of the Board
     Andrew B. Cogan.........    38     Chief Executive Officer, Knoll, Inc.,
                                          and Director
     Kathleen G. Bradley.....    51     President and Chief Executive Officer,
                                          Knoll North America, and Director
     Arthur C. Graves........    54     Senior Vice President--Sales and
                                          Distribution
     Stephen A. Grover.......    48     Senior Vice President--Operations
     Carl G. Magnusson.......    61     Senior Vice President--Design
     Barry L. McCabe.........    54     Senior Vice President, Treasurer and
                                          Controller
     Andrew C. McGregor......    51     Chief Marketing and Development Officer
     Patrick A. Milberger....    44     Senior Vice President, General Counsel
                                          and Secretary
     S. David Wolfe..........    43     Vice President--Human Resources
     Jeffrey A. Harris.......    45     Director
     Sidney Lapidus..........    63     Director
     Kewsong Lee.............    35     Director
     John H. Lynch...........    48     Director
     Lloyd Metz..............    32     Director
     Henry B. Schacht........    66     Director

Burton B. Staniar was appointed Chairman of the Board of the Company in December 1993. Mr. Staniar served as Chief Executive Officer of the Company from December 1993 to January 1997. Prior to that time, Mr. Staniar held a number of assignments at Westinghouse, including President of Group W Cable and Chairman and Chief Executive Officer of Westinghouse Broadcasting. Prior to joining Westinghouse in 1980, he held a number of marketing and general management positions at Colgate-Palmolive Company and Church and Dwight Co., Inc. Mr. Staniar is also a director of Church and Dwight Co., Inc.

Andrew B. Cogan has been a director of the Company since February 1996. Effective April 2001, he will serve as Chief Executive Officer of Knoll, Inc. He was appointed to this position after having served as Chief Operating Officer since December 1999, Executive Vice President--Marketing and Product Development since August 1998 and Senior Vice President since May 1994. Mr. Cogan held several positions in the design and marketing group since joining the Company in 1989.

Kathleen G. Bradley has been a director of the Company since November 1999. Effective April 2001, she will serve as President and Chief Executive Officer of Knoll North America. She was appointed to this position after having served as President of the Company since December 1999, Executive Vice President--Sales, Distribution and Customer Service since August 1998, Senior Vice President since 1996, Divisional Vice President for Knoll's southeast division since 1988 and regional manager for the Company's Atlanta region since 1983. She began her career with Knoll in 1979.

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

Barry L. McCabe was promoted to Senior Vice President, Treasurer and Controller in January 2000, after serving as Vice President, Treasurer and Controller since January 1995. Mr. McCabe joined the Company in August 1990 as Controller. Mr. McCabe worked with a number of Westinghouse business units after joining Westinghouse in 1974. Prior to such time, Mr. McCabe worked with the public accounting firm of Deloitte Haskins & Sells.

Andrew C. McGregor joined the Company in June 2000 as Chief Marketing and Development Officer. Prior to joining the Company, Mr. McGregor spent over 24 years at Herman Miller, Inc., where he held a variety of management and executive positions.

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

S. David Wolfe was promoted to Vice President--Human Resources in October 2000. Mr. Wolfe joined the Company in May 2000 as Process Improvement Manager.
Prior to joining the Company, he spent seven years at General Electric Company, where he held a variety of management positions, the last being Manager of Installation Services for GE Medical Systems. Prior to that time, he held management positions at Solvay America, Inc. and Atofina Chemicals, Inc.

Jeffrey A. Harris, a director of the Company since February 1996, has been a General Partner of Warburg, Pincus & Co. ("Warburg, Pincus") and a Member and Managing Director of E.M. Warburg, Pincus & Co., LLC ("E.M. Warburg") and its predecessors since 1988, where he has been employed since 1983. Mr. Harris is a director of Avaya Inc., Industri-Matematik International Corp., ECsoft Group plc, Spinnaker Exploration Company and several privately held companies.

Sidney Lapidus, a director of the Company since February 1996, has been a General Partner of Warburg, Pincus and a Member and Managing Director of E.M. Warburg and its predecessors since January 1982, where he has been employed since 1967. Mr. Lapidus is a director of Lennar Corporation, Information Holdings, Inc., Radio Unica Communications Corp. and several privately held companies.

Kewsong Lee, a director of the Company since February 1996, has been a General Partner of Warburg, Pincus and a Member and Managing Director of E.M. Warburg and its predecessors since January 1997, where he has been employed since 1992. Mr. Lee is a director of RenaissanceRe Holdings Ltd., Eagle Family Foods Holdings, Inc. and several privately held companies.

John H. Lynch resigned as Chief Executive Officer of the Company effective April 2001. Mr. Lynch has been a director of the Company since May 1994 and will remain as a director subsequent to his resignation. Mr. Lynch joined the Company as Vice Chairman of the Board in May 1994. He was subsequently elected President of the Company and in January 1997 was elected Chief Executive Officer. From 1990 to 1994, prior to joining the Company, Mr. Lynch was a partner in BGI, a management firm. During that time, Mr. Lynch led the restructuring of the Westinghouse Broadcasting television and radio stations. From 1988 to 1990, Mr. Lynch was an associate dean at the Harvard Business School.

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

Henry B. Schacht, a director of the Company since December 1998, has been a General Partner of Warburg, Pincus and a Member and Managing Director of E.M. Warburg since January 2000. He is currently on unpaid leave from Warburg, Pincus and E.M. Warburg and is serving as Chairman and Chief Executive Officer of Lucent Technologies, Inc. ("Lucent"). Mr. Schacht returned to Lucent in October 2000, after serving as Chairman of Avaya Inc., a spin-off of Lucent, in October 2000. Mr. Schacht served as a Director and Senior Advisor of E.M. Warburg from March 1999 to January 2000. Prior thereto, Mr. Schacht served as Chairman of the Board of Lucent from April 1996 to February 1998, Chief Executive Officer of Lucent from February 1996 to October 1997 and Chairman of the Board (1977-1995) and Chief Executive Officer (1973-1994) of Cummins Engine Company, Inc. Mr. Schacht is also a director of Avaya Inc., Aluminum Company of America (Alcoa), Johnson & Johnson Corp. and The New York Times Company.

Except for Mr. Magnusson, all directors and executive officers of Knoll are citizens of the United States.


ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the years ended December 31, 2000, 1999 and 1998, individual compensation information for the Chief Executive Officer of the Company and each of the four other most highly compensated executive officers of the Company during 2000 (the "Named Executive Officers").

                                                                                 Long-Term
                                             Annual Compensation            Compensation Awards
                                      ----------------------------------  ------------------------
                                                               Other                                   All
                                                               Annual     Restricted   Securities     Other
                                                               Compen-       Stock     Underlying    Compen-
Name and Principal Position    Year     Salary      Bonus     sation (1)   Awards (2)  Options (3)  sation (4)
---------------------------   ------  ----------  ----------  ----------  -----------  -----------  ----------
Burton B. Staniar..........    2000    $200,004   $  625,000   $  6,940      $  --             --      $9,180
    Chairman of the Board      1999     400,008      450,000      7,559         --        150,000       7,299
                               1998     399,996      900,000      9,428         --             --       8,019

John H. Lynch..............    2000     400,008    1,450,000      7,430         --             --       9,180
    Chief Executive Officer    1999     400,008      450,000      7,610         --        300,000       7,299
                               1998     399,996      900,000      7,595         --             --       8,019

Andrew B. Cogan............    2000     300,000      905,000      4,985         --             --          99
    Chief Operating Officer    1999     254,174      400,000      4,875         --        200,000          99
                               1998     222,502      400,000      2,560         --             --          99

Kathleen G. Bradley........    2000     300,000    1,800,000      5,145         --             --       9,180
    President                  1999     254,174      400,000     71,444         --        200,000       7,299
                               1998     222,502      400,000      6,125         --             --       8,019

Arthur C. Graves...........    2000     200,683      600,000      6,866         --             --       9,180
    Senior Vice President--    1999     139,704      100,000    114,312         --         50,000       7,299
      Sales and Distribution   1998     116,122      195,000     62,079         --             --       8,019

___________________________

(1) $64,239 of the amount indicated in 1999 for Ms. Bradley and $54,215 of the amount indicated in 1999 for Mr. Graves represents expenses related to their relocation to the Company's headquarters in East Greenville, Pennsylvania. With respect to Mr. Graves, the indicated amounts also include sales commissions of $53,376 in 1999 and $55,373 in 1998. All other amounts represent benefit dollars allocated to the Named Executive Officers pursuant to terms of the Company's employee benefit plans.

(2) On February 29, 1996, Messrs. Staniar, Lynch, Cogan and Graves and Ms. Bradley were granted 941,829, 941,829, 376,731, 70,637 and 188,365 shares of vested and unvested restricted stock, respectively. Holders of shares of restricted stock are not entitled to receive dividends until such shares vest and become unrestricted. At December 31, 2000, 100% of the shares granted to Messrs. Staniar, Lynch and Cogan were vested. Ms. Bradley and Mr. Graves held 37,673 and 14,129 shares of unvested restricted stock, respectively, at December 31, 2000. Such shares vested on March 1, 2001. The values of the shares of unvested restricted stock held by Ms. Bradley and Mr. Graves at December 31, 2000 were $1,299,719 and $487,451, respectively. These values were based on an estimated fair value of $34.50 per share of Knoll common stock.
       Such fair value was based on an independent appraisal.

(3) Represents the aggregate number of shares of common stock subject to options granted to the Named Executive Officers.

(4) Amounts in this column represent the Company's matching contributions to the Knoll, Inc. Retirement Savings Plan and the payment by the Company of premiums in respect of term life insurance.

Stock Option Grants

No individual grants of options to purchase common stock were made to the Named Executive Officers during 2000.

Aggregate Stock Option Exercise Table

The following table sets forth information regarding the exercise of options by the Named Executive Officers during 2000. The table also shows the number and value of unexercised options that were held by the Named Executive Officers on December 31, 2000. The values of unexercised options are based on an independent appraised fair value of $34.50 per share of Knoll common stock on December 31, 2000.

                                                          Number of Securities
                                Number of                      Underlying         Value of Unexercised
                                 Shares                   Unexercised Options         In-the-Money
                               Acquired on     Value          Exercisable /       Options Exercisable
              Name              Exercise      Realized     Unexercisable (1)      / Unexercisable (1)
     -----------------------   -----------   ----------   --------------------   ----------------------
     Burton B. Staniar......       N/A          N/A         45,000 / 105,000     $  292,500 /   682,500
     John H. Lynch..........       N/A          N/A         90,000 / 210,000        585,000 / 1,365,000
     Andrew B. Cogan........       N/A          N/A         81,000 / 154,000        446,625 /   947,750
     Kathleen G. Bradley....       N/A          N/A        173,019 / 215,346      2,488,763 / 2,309,175
     Arthur C. Graves.......       N/A          N/A         15,000 /  35,000         97,500 /   227,500

     _______________________

     (1) Does not reflect the February 2001 adjustments to outstanding options by the Company's Stock Plan Committee of the Board of Directors in response to dilution created by the special cash dividend paid on January 5, 2001. See Note 18 (Stock Plans) of the Notes to the Consolidated Financial Statements beginning on page F-20 for further discussion of such adjustments.

Pension Plans

The Knoll, Inc. Pension Plan (the "Company Pension Plan") provides eligible employees with retirement benefits based on a career average compensation formula. The formula for computing normal retirement benefits under this plan is 1.55% of career compensation divided by twelve. Once a participant accumulates five years of vesting service, he or she can take early retirement anytime after reaching age 55. Accrued normal retirement benefit is reduced
6% per year prior to normal retirement age. The minimum benefit earned for any year of participation in the plan is $300 ($25 per month), prorated for the partial years worked during the first and last years of employment. As of December 31, 2000, the estimated annual benefits payable upon normal retirement under the Company Pension Plan was $12,013 for each of the Named Executive Officers.

Remuneration covered by the Company Pension Plan primarily includes salary and bonus, as set forth in the "Summary Compensation Table." As of December 31, 2000, each of the Named Executive Officers had 4.83 years of credited service.

Director Compensation

During 2000, the Company's directors did not receive compensation for service on the Board of Directors but were reimbursed for certain expenses in connection with attendance at Board and committee meetings.

Employment Arrangements

The Company entered into employment agreements with Messrs. Staniar, Lynch and Cogan for terms that expired on March 1, 1999 and were each renewed pursuant to automatic one-year extensions. The agreements with Messrs. Staniar and Lynch provide for a base salary of $400,000, with a service bonus of 25% of base salary at the end of each calendar year, and a target annual bonus of up to 125% of base salary based on the attainment of targets set by the Board of Directors. The agreement with Mr. Cogan was amended, with the last amendment as of December 4, 1999, to provide for a base salary of $300,000. Mr. Cogan's agreement also provided for a target annual bonus of up to 100% of base salary based on the attainment of goals and objectives set by the Board of Directors. At the request of Mr. Staniar, his employment agreement was amended and restated as of January 1, 2000 to reduce each of his base salary and time commitment by 50%. The employment agreements of Messrs. Lynch and Cogan have been terminated (in the case of Mr. Lynch) and superseded (in the case of Mr. Cogan). The employment agreement for Mr. Staniar will continue to renew automatically each January 1, unless either party gives 60 days notice not to renew. Mr. Staniar's agreement may be terminated at any time by the Company, but if so terminated without "cause," or if the Company fails to renew the agreement, the Company must pay him 125% of one year's base salary. The agreement also contains non-compete, non-solicitation (during the term of the agreement and for one year thereafter) and confidentiality provisions.

On December 5, 2000, the Company announced that Mr. Lynch had decided to resign his position as Chief Executive Officer effective April 2001. Accordingly, on March 23, 2001, the Company and Mr. Lynch entered into an agreement pursuant to which his employment agreement was terminated by mutual consent as of March 31, 2001 without the payment of termination compensation. Mr. Lynch will continue as a member of the Company's Board of Directors.

On March 23, 2001, the Company entered into employment agreements with Mr. Cogan and Ms. Bradley. Mr. Cogan's agreement replaces and supersedes his agreement described above. These agreements each commence on April 1, 2001 and have an initial term of one year, subject to automatic one-year extensions. Each provides for a base salary of $400,000 subject to annual review and a target annual bonus of 100% of base salary based upon the attainment of targets set by the Board of Directors. The employment agreements for Mr. Cogan and Ms. Bradley will continue to renew automatically each April 1 unless either party gives 60 days notice of his, her or its intention not to renew. The agreements may be terminated by the Company at any time, but if so terminated without "cause," or if the Company fails to renew the agreements, the Company must pay the employee termination compensation. In the case of Mr. Cogan, the termination compensation is 200% of his then current base salary plus the average of the annual bonuses paid for the last two completed fiscal years preceding the fiscal year of termination. In the case of Ms. Bradley, the termination compensation is 100% of her then current base salary plus the average of the annual bonuses paid for the last two completed fiscal years preceding the fiscal year of termination. The agreements also contain non-compete, non-solicitation (during the term of the agreement and for two years thereafter for Mr. Cogan and during the term of the agreement and for one year thereafter for Ms. Bradley) and confidentiality provisions.

In 1999, Mr. Graves was promoted to Senior Vice President--Sales and Distribution. For 2001, Mr. Graves' base salary is $208,000 and his target bonus amount is $250,000, based upon the attainment of certain goals set by the Company. This bonus is subject to certain conditions, including approval of the Company's Board of Directors.

The Named Executive Officers and the Company have entered into certain stock option agreements that contain provisions regarding change in control of the Company. The agreements provide that upon a Change in Control, as defined therein, 100% of the options, to the extent not previously exercised, shall become fully vested and exercisable.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2000, the base compensation of Messrs. Staniar, Lynch, Cogan and Graves was determined pursuant to the employment arrangements discussed above. See "Employment Arrangements." Except as otherwise described herein, the 2000 compensation of each of Messrs. Staniar, Lynch, Cogan and Graves and Ms. Bradley was determined by the Compensation Committee of the Board of Directors, which was comprised of Messrs. Harris, Lapidus and Lynch. Mr. Lynch abstained from actions regarding the 2000 incentive compensation of Messrs. Staniar and Lynch.

Options are granted under the Company's stock incentive plans at the discretion of the Stock Option Committee of the Board of Directors, which was comprised of Messrs. Harris, Lapidus and Lynch in 2000. No options were granted to the Named Executive Officers during 2000.

Except for Messrs. Staniar, Lynch and Cogan and Ms. Bradley, no member of the Board of Directors is or has been an officer or employee of the Company. During the year ended December 31, 2000, no executive officer of the Company served on any board of directors or compensation committee of any entity (other than the Company) with which any member of the Board of Directors is affiliated.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock, as of March 30, 2001, by (i) each person known by the Company to own beneficially more than 5% of the outstanding common stock, (ii) each of the Company's directors, (iii) each of the Named Executive Officers of the Company, and (iv) all directors and executive officers of the Company, as a group (16 persons). Except as set forth in the table and Note 6 to the table, the business address of each person is 1235 Water Street, East Greenville, PA 18041. As described in the notes to the table, voting and/or dispositive power with respect to certain common stock is shared by the named individuals or entities. In these cases, such shares are shown as beneficially owned by each of those sharing voting and/or dispositive power.

                                          Number of Shares of
            Beneficial Owner (1)           Common Stock (2)       Percentage
     ----------------------------------   -------------------   --------------
     Warburg, Pincus & Co. (3)
         466 Lexington Avenue
         New York, New York 10017......       20,981,956            90.5%
     Burton B. Staniar.................          718,465             3.1
     John H. Lynch ....................          562,896             2.4
     Andrew B. Cogan...................          290,927             1.2
     Kathleen G. Bradley...............          324,550             1.4
     Arthur C. Graves..................           45,998             *
     Jeffrey A. Harris (4) (6).........       20,981,956            90.5
     Sidney Lapidus (4) (6)............       20,981,956            90.5
     Kewsong Lee (4) (6)...............       20,981,956            90.5
     Lloyd Metz (6)....................               --              --
     Henry B. Schacht (5) (6)..........           17,742             *
     All directors and executive
       officers as a group
       (16 persons)....................       23,175,708            97.1

     __________________________

     *      Less than 1%.

     (1) Percentages are calculated pursuant to Rule 13d-3 under the Exchange Act. Percentage calculations assume, for each person and group, that all shares that may be acquired by such person or group pursuant to options currently exercisable or that become exercisable within 60 days following March 30, 2001 are outstanding for the purpose of computing the percentage of common stock owned by such person or group. However, those unissued shares of common stock described above are not deemed to be outstanding for calculating the percentage of common stock owned by any other person. Except as otherwise indicated, the persons in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and subject to the information contained in the footnotes to this table. The number of shares outstanding for these purposes as of March 30, 2001 was 23,190,829 shares of common stock.

     (2)    Excludes options to purchase 124,194, 248,388, 282,153, 41,398,
            11,828, 310,154 and 1,407,260 shares of common stock held by Messrs. Staniar, Lynch, Cogan, Graves and Schacht, Ms. Bradley and all directors and executive officers as a group, respectively, that will not vest within 60 days of March 30, 2001.

     (3) Warburg directly owns 20,709,922 shares of common stock and Warburg, Pincus directly owns an additional 272,034 shares. The sole general partner of Warburg is Warburg, Pincus. E.M. Warburg manages Warburg. The members of E.M. Warburg are substantially the same as the partners of Warburg, Pincus. Lionel I. Pincus is the managing partner of Warburg, Pincus and the managing member of E.M. Warburg and may be deemed to control both Warburg, Pincus and E.M. Warburg. Warburg, Pincus has a 15% interest in the profits of Warburg as the general partner. Jeffrey A. Harris, Sidney Lapidus, Kewsong Lee and Henry B. Schacht (who is currently on unpaid leave from Warburg, Pincus and E.M. Warburg), directors of the Company, are Managing Directors and members of E.M. Warburg and general partners of Warburg, Pincus. As such, Messrs. Harris, Lapidus and Lee may be deemed to have an indirect pecuniary interest (within the meaning of Rule 16a-1 under the Exchange Act) in an indeterminate portion of the shares beneficially owned by Warburg and Warburg, Pincus. See Note 4 below.

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

     (5) Reflects shares of common stock underlying stock options granted to Mr. Schacht on December 2, 1998 in connection with his appointment as a director of the Company.

     (6) The business address of each of Messrs. Harris, Lapidus, Lee, Metz and Schacht is 466 Lexington Avenue, New York, NY 10017.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stockholders Agreement

On November 4, 1999, Warburg and four senior members of management (each a "Holder" and collectively, the "Holders") and the Company entered into an Amended and Restated Stockholders Agreement (the "Stockholders Agreement") which governs certain matters related to corporate governance and registration of shares of common stock ("Registrable Securities") held by such Holders (other than shares acquired pursuant to the Company's stock incentive plans).

Pursuant to the Stockholders Agreement, Warburg is entitled to request at any time that the Company file a registration statement under the Securities Act covering the sale of shares of common stock with an aggregate public offering price of at least $25 million, subject to certain conditions. If officers or directors of the Company holding other securities of the Company request inclusion of their securities in any such registration, or if holders of securities of the Company other than Registrable Securities who are entitled, by contract with the Company or otherwise, to have securities included in such a registration (the "Other Stockholders"), request such inclusion, the Holders shall offer to include the securities of such officers, directors and Other Stockholders in any underwriting involved in such registration, provided, among other conditions, that the underwriter representative of any such offering has the right, subject to certain conditions, to limit the number of Registrable Securities included in the registration. The Company may defer the registration for 120 days if it believes that it would be seriously detrimental to the Company for such registration statement to be filed.

The Stockholders Agreement further provides that, if the Company proposes to register any of its securities (other than registrations related solely to employee benefit plans or pursuant to Rule 145 or on a form which does not permit secondary sales or does not include substantially the same information as would be required to be included in a registration statement covering the sale of Registrable Securities), either for its own account or for the account of other security holders, holders of Registrable Securities may require the Company to include all or a portion of their Registrable Securities in the registration and in any underwriting involved therein, provided, among other conditions, that the underwriter representative of any such offering has the right, subject to certain conditions, to limit the number of Registrable Securities included in the registration. In addition, after the Company becomes qualified to use Form S-3, the holders of Registrable Securities will have the right to request an unlimited number of registrations on Form S-3 to register such shares with an aggregate price to the public of more than $5 million, subject to certain conditions, provided that the Company will not be required to effect such a registration within 180 days of the effective date of the most recent registration pursuant to this provision.

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

Issuance of Restricted Shares of Common Stock

In connection with the issuance of 4,144,030 restricted shares of common stock pursuant to the Company's 1996 stock incentive plan, Warburg and the Company also entered into a Separate Stockholders agreement with all of the Company's then executive officers and other members of the Company's management. This Stockholders Agreement was amended and restated as of November 4, 1999. Pursuant to these agreements, persons deemed to be "insiders" within the meaning of Section 16 of the Exchange Act have agreed not to transfer their shares except (i) to members of their immediate families and other related or controlled entities, (ii) to Warburg or an affiliate thereof or (iii) after an initial public offering, upon 30 days prior written notice to the Board of Directors. The restrictions on transfer will terminate when Warburg owns less than 10% of the outstanding shares of common stock. In addition, pursuant to these agreements, the Company agreed that, if the Company determined to register any shares of common stock for its own account or for the account of security holders, the Company would include in such registration certain vested shares of common stock received by management pursuant to the 1996 stock incentive plan, subject to certain limited exceptions. In addition, management may request unlimited registrations of at least $5,000,000 of securities on Form S-3, provided that the Company is not required to effect a registration pursuant to this provision within 180 days of the effective date of the most recent registration pursuant to this provision.

Pursuant to the 1996 stock incentive plan, the Company also entered into Restricted Share Agreements with each recipient of restricted shares of common stock, including each of the Company's executive officers. Pursuant to these agreements, Mr. Staniar received 941,829 restricted shares, Mr. Lynch received 941,829 restricted shares, Ms. Bradley received 188,365 restricted shares, Mr. Cogan received 376,731 restricted shares and Mr. Graves received 70,637 restricted shares. The agreements for each recipient were dated February 29, 1996. The agreements were amended and restated as of March 6, 2000, except for the agreements with Messrs. Staniar and Lynch. The amended and restated agreements provide that upon the voluntary termination of employment for reasons other than death, disability or retirement at age 65, or (except in the case of Messrs. Staniar and Lynch) if the grantee's employment was terminated without cause, the nonvested restricted shares (except for shares that were vested prior to the merger) are to be immediately forfeited to the Company. As of December 31, 2000, 100% of the shares granted to Messrs. Staniar, Lynch and Cogan were vested. Ms. Bradley and Mr. Graves held 37,673 and 14,129 shares of unvested restricted stock, respectively, at December 31, 2000. Such shares vested on March 1, 2001.

Other

During the year ended December 31, 2000, the Company paid approximately $456,000 to Emanuela Frattini Magnusson for design services and product royalties, the bulk of which was payable pursuant to the terms of a July 1993 Design Development Agreement between Emanuela Frattini and the Company pertaining to the Company's PROPELLER product line. Emanuela Frattini Magnusson is the wife of Carl G. Magnusson, the Company's Senior Vice President--Design.

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

    (3) EXHIBITS

          Exhibit
          Number                                    Description
         ---------   ---------------------------------------------------------------------------
          2+++       Amended and Restated Agreement and Plan of Merger by and between Warburg,
                     Pincus Ventures, L.P. and Knoll, Inc., dated as of July 29, 1999.
          3.1***     Amended and Restated Certificate of Incorporation of the Company.
          3.2***     Amended and Restated By-Laws of the Company.
         10.1*       Stock Purchase Agreement, dated as of December 20, 1995, by and between
                     Westinghouse and T.K.G. Acquisition Corp.
         10.2++++    Credit Agreement, dated as of October 20, 1999, by and among the Company, the Guarantors (as defined therein), the Lenders (as defined therein),
                     Bank of America, N.A., as Administrative Agent, the Chase Manhattan Bank,
                     as Syndication Agent, and Merrill Lynch & Co., Merrill Lynch, Pierce,
                     Fenner & Smith Incorporated, as Documentation Agent.
         10.3        First Amendment to Credit Agreement, dated as of December 20, 2000, by and among the Company, the Guarantors (as defined therein), the Lenders
                     (as defined therein) party thereto, and Bank of America, N.A., as
                     Administrative Agent.
         10.4*       Indenture, dated as of February 29, 1996, by and among the Company,
                     T.K.G. Acquisition Corp., T.K.G. Acquisition Sub, Inc., The Knoll Group,
                     Inc., Knoll North America, Inc., Spinneybeck Enterprises, Inc. and Knoll
                     Overseas, Inc., as guarantors, and IBJ Schroder Bank & Trust Company, as trustee, relating to $165,000,000 principal amount of 10.875%
                     Senior Subordinated Notes due 2006, including form of Initial Global Note.
         10.5*       Supplemental Indenture, dated as of February 29, 1996, by and among the
                     Company, as successor to T.K.G. Acquisition Sub, Inc., the Guarantors
                     (as defined therein), and IBJ Schroder Bank & Trust Company, as trustee, relating to $165,000,000 principal amount of 10.875% Senior Subordinated
                     Notes due 2006, including form of Initial Global Note.
         10.6**      Supplemental Indenture No. 2, dated as of March 14, 1997, by and among the Company, the Guarantors (as defined therein), and IBJ Schroder
                     Bank & Trust Company, as trustee,  relating to $165,000,000 principal amount of 10.875% Senior Subordinated Notes due 2006, including form of Initial Global Note.
         10.7++      Letter Agreement between Oak Hill Securities Fund, L.P. and the Company, dated August 13, 1999.

          Exhibit
          Number                                    Description
         ---------   ---------------------------------------------------------------------------
         10.8+       Supplemental Indenture No. 3, dated as of November 4, 1999, by and among the Company, the Guarantors (as defined therein), and The Bank of
                     New York, as trustee, relating to the Company's 10.875% Senior
                     Subordinated Notes due 2006.
         10.9+++++   Amended and Restated Employment Agreement, dated as of January 1, 2000, between the Company and Burton B. Staniar.
         10.10**     Employment Agreement, dated as of February 29, 1996, between T.K.G.
                     Acquisition Corp. and John H. Lynch.
         10.11       Letter Agreement, dated as of March 23, 2001, between the Company and
                     John H. Lynch.
         10.12**     Employment Agreement, dated as of February 29, 1996, between T.K.G.
                     Acquisition Corp. and Andrew B. Cogan.
         10.13***    Amendment to Employment Agreement, dated as of April 30, 1997, between the
                     Company and Andrew B. Cogan.
         10.14****   Amendment #2 to Employment Agreement, dated as of August 1, 1998, between the Company and Andrew B. Cogan.
         10.15+++++  Amendment #3 to Employment Agreement, dated as of December 4, 1999, between the Company and Andrew B. Cogan.
         10.16       Employment Agreement, dated as of March 23, 2001, between the Company and
                     Andrew B. Cogan.
         10.17       Employment Agreement, dated as of March 23, 2001, between the Company and
                     Kathleen G. Bradley.
         10.18+++++  Amended and Restated Stockholders Agreement, dated as of November 4, 1999, among the Company, Warburg, Pincus Ventures, L.P., and the signatories thereto.
         10.19+++++  Amended and Restated Stockholders Agreement (Common Stock Under Stock
                     Incentive Plans), dated as of November 4, 1999, among the Company,
                     Warburg, Pincus Ventures, L.P., and the signatories thereto.
         10.20+++++  Amended and Restated Knoll, Inc. 1996 Stock Incentive Plan.
         10.21+++++  Amended and Restated Knoll, Inc. 1997 Stock Incentive Plan.
         10.22+++++  Knoll, Inc. 1999 Stock Incentive Plan.
         10.23+++++  Form of Non-Qualified Stock Option Agreement under the Knoll, Inc. 1999
                     Stock Incentive Plan, entered into by the Company and certain executive officers.
         21**        Subsidiaries of the Registrant.

(b) Current Reports on Form 8-K:

    On December 8, 2000, the Company filed a report on Form 8-K dated
    December 5, 2000. In that Form 8-K under Item 5 -- Other Events, the Company reported its December 5, 2000 press release regarding (i) the resignation of John H. Lynch, Chief Executive Officer, effective April 2001 and (ii) the promotions of Andrew B. Cogan to the position of Chief Executive Officer, Knoll, Inc., and Kathleen G. Bradley to the position of President and Chief Executive Officer, Knoll North America effective April 2001.

    On December 21, 2000, the Company filed a report on Form 8-K dated December 20, 2000. In that Form 8-K under Item 5 -- Other Events, the Company reported its December 21, 2000 press release regarding the declaration of a special cash dividend of $9.50 per share payable on January 5, 2001 to shareholders of record as of December 20, 2000.

-----------------------------------------
*	Incorporated by reference to the Company's Registration Statement on
        Form S-4 (File No. 333-2972), which was declared effective by the Commission on June 12, 1996.
**	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
***	Incorporated by reference to the Company's Registration Statement on
        Form S-1 (File No. 333-23399), which was declared effective by the Commission on May 9, 1997.
****	Incorporated by reference to the Company's Annual Report on Form 10-K, and the amendments thereto, for the year ended December 31, 1998.
+	Incorporated by reference to the Company's Quarterly Report on
        Form 10-Q for the quarter ended September 30, 1999.
++	Incorporated by reference to the Company's Amendment No. 1 to
        Schedule 13E-3, which was filed with the Commission on September 10,
        1999.
+++	Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A, which was filed with the Commission on September 30, 1999.
++++ Incorporated by reference to the Company's Form 8-K dated November 4, 1999, which was filed with the Commission on November 5, 1999.
+++++	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March 2001.

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


  /s/ Burton B. Staniar         Chairman of the Board           March 30, 2001
---------------------------
      Burton B. Staniar

  /s/ John H. Lynch             Chief Executive Officer         March 30, 2001
---------------------------       and Director
      John H. Lynch                 (Principal Executive Officer)

  /s/ Andrew B. Cogan           Chief Operating Officer         March 30, 2001
---------------------------       and Director
      Andrew B. Cogan

  /s/ Kathleen G. Bradley       President and Director          March 30, 2001
---------------------------
      Kathleen G. Bradley

  /s/ Barry L. McCabe           Controller                      March 30, 2001
---------------------------       (Principal Accounting Officer)
      Barry L. McCabe

  /s/ Jeffrey A. Harris         Director                        March 30, 2001
---------------------------
      Jeffrey A. Harris

  /s/ Sidney Lapidus            Director                        March 30, 2001
---------------------------
      Sidney Lapidus

  /s/ Kewsong Lee               Director                        March 30, 2001
---------------------------
      Kewsong Lee

  /s/ Lloyd Metz                Director                        March 30, 2001
---------------------------
      Lloyd Metz

  /s/ Henry B. Schacht          Director                        March 30, 2001
---------------------------
      Henry B. Schacht

                                  KNOLL, INC.

                 TABLE OF CONTENTS FOR THE FINANCIAL STATEMENTS



                                                                         Page
                                                                        ------

Report of Independent Auditors........................................   F-2

Consolidated Balance Sheets at December 31, 2000 and 1999.............   F-3

Consolidated Statements of Operations for the Years Ended
   December 31, 2000, 1999 and 1998...................................   F-4

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2000, 1999 and 1998...................................   F-5

Consolidated Statements of Changes in Stockholders' Equity
   (Deficit) for the Years Ended December 31, 2000, 1999 and 1998.....   F-6

Notes to the Consolidated Financial Statements........................   F-7

Financial Statement Schedule II--Valuation and Qualifying Accounts....   S-1

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
Knoll, Inc.

We have audited the accompanying consolidated balance sheets of Knoll, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Knoll, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                       /s/  Ernst & Young LLP


Philadelphia, Pennsylvania
February 2, 2001

                                   KNOLL, INC.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                 (Dollars In Thousands, Except Per Share Data)

                                                           2000        1999
                                                        ----------  ----------
ASSETS
Current assets:
    Cash and cash equivalents........................   $  22,339    $ 10,785
    Restricted cash (Note 3).........................          --       7,776
    Customer receivables, net........................     132,183     167,767
    Inventories......................................      79,203      82,738
    Deferred income taxes............................      22,236      22,440
    Prepaid and other current assets.................       7,421       7,720
                                                        ---------    --------
        Total current assets.........................     263,382     299,226
    Property, plant and equipment, net...............     179,629     184,641
    Intangible assets, net...........................     245,879     254,957
    Other noncurrent assets..........................       6,240       3,482
                                                        ---------    --------
        Total Assets.................................   $ 695,130    $742,306
                                                        =========    ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Current maturities of long-term debt.............   $  31,250    $ 17,500
    Accounts payable.................................      85,795      72,914
    Income taxes payable.............................       5,668       3,483
    Other current liabilities........................     107,991     101,242
                                                        ---------    --------
        Total current liabilities....................     230,704     195,139
    Dividend payable (Note 10).......................     220,339          --
    Long-term debt...................................     394,505     592,876
    Deferred income taxes............................      24,675      18,956
    Postretirement benefits other than pension.......      18,016      18,426
    Other noncurrent liabilities.....................      11,266      11,103
                                                        ---------    --------
        Total liabilities............................     899,505     836,500
                                                        ---------    --------
Stockholders' deficit:
    Common stock, $0.01 par value; authorized
      100,000,000 shares; 23,193,629 shares issued
      and outstanding (net of 12,500 treasury
      shares) in 2000 and 23,289,898 shares issued
      and outstanding (net of 1,000 treasury
      shares) in 1999................................         232         233
    Additional paid-in-capital.......................       3,591       4,173
    Unearned stock grant compensation................          (2)       (433)
    Retained deficit.................................    (195,379)    (91,328)
    Accumulated other comprehensive loss.............     (12,817)     (6,839)
                                                        ---------    --------
        Total stockholders' deficit..................    (204,375)    (94,194)
                                                        ---------    --------
        Total Liabilities and Stockholders' Deficit..   $ 695,130    $742,306
                                                        =========    ========

        See accompanying notes to the consolidated financial statements.

                                  KNOLL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                 (In Thousands)

                                          2000          1999          1998
                                      ------------  ------------  ------------
Sales..............................    $1,163,477     $984,511      $948,691
Cost of sales......................       682,421      593,442       572,756
                                       ----------     --------      --------
Gross profit.......................       481,056      391,069       375,935
Selling, general and
  administrative expenses..........       243,885      206,919       204,392
                                       ----------     --------      --------
Operating income...................       237,171      184,150       171,543
Interest expense...................        44,437       21,611        16,860
Recapitalization expense (Note 3)..            --        6,356            --
Other income (expense), net........         3,026         (670)        2,732
                                       ----------     --------      --------
Income before income tax expense
  and extraordinary item...........       195,760      155,513       157,415
Income tax expense.................        79,472       66,351        64,371
                                       ----------     --------      --------
Income before extraordinary item...       116,288       89,162        93,044
Extraordinary loss on early
  extinguishment of debt, net
  of taxes (Note 9)................             --      10,801            --
                                        ----------    --------      --------
Net income.........................     $  116,288    $ 78,361      $ 93,044
                                        ==========    ========      ========

        See accompanying notes to the consolidated financial statements.

                                  KNOLL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                 (In Thousands)

                                               2000        1999        1998
                                            ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income...............................   $ 116,288   $  78,361    $ 93,044
Adjustments to reconcile net income to
  cash provided by operating activities:
      Depreciation.......................      25,843      25,135      28,686
      Amortization of intangible assets..       8,106       7,873       7,816
      Recapitalization expense...........          --       6,356          --
      Extraordinary loss, net of taxes...          --      10,801          --
      Other noncash items................         351       7,748      (1,636)
      Changes in assets and liabilities:
          Customer receivables...........      33,033     (31,134)    (15,184)
          Inventories....................       1,958      (6,364)     (9,061)
          Accounts payable...............      14,197      13,848      (6,452)
          Current and deferred income
            taxes........................      10,339      13,715         591
          Other current assets...........      (2,028)       (166)       (237)
          Other current liabilities......      15,646       2,038      13,547
          Other noncurrent assets and
            liabilities..................      (1,022)       (224)      3,449
                                            ---------   ---------    --------
Cash provided by operating activities....     222,711     127,987     114,563
                                            ---------   ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures.....................     (24,097)    (25,095)    (36,390)
Proceeds from sale of assets.............         139         114         152
                                            ---------   ---------    --------
Cash used in investing activities........     (23,958)    (24,981)    (36,238)
                                            ---------   ---------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment of) revolving
  credit facility, net...................    (167,000)    120,000     (38,000)
Proceeds from long-term debt.............          --     325,000         201
Repayment of long-term debt..............     (17,500)     (3,750)         --
Payment of debt issuance costs...........          --      (7,864)         --
Payment of fees to amend debt
  agreements.............................        (682)    (12,870)         --
Net proceeds from issuance of stock......          --       4,746       4,813
Purchase of common stock.................        (322)    (28,703)    (38,849)
Payment of merger consideration..........          --    (496,682)         --
Payment of recapitalization costs........        (230)     (8,843)         --
                                            ---------   ---------    --------
Cash used in financing activities........    (185,734)   (108,966)    (71,835)
                                            ---------   ---------    --------

Effect of exchange rate changes on cash
  and cash equivalents...................      (1,465)       (720)        185
                                            ---------   ---------    --------

Increase (decrease) in cash and cash
  equivalents............................      11,554      (6,680)      6,675

Cash and cash equivalents at beginning
  of year................................      10,785      17,465      10,790
                                            ---------   ---------    --------
Cash and cash equivalents at end
  of year................................   $  22,339   $  10,785    $ 17,465
                                            =========   =========    ========

        See accompanying notes to the consolidated financial statements.

                                  KNOLL, INC.

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                             (Dollars In Thousands)

                                                         Unearned                 Accumulated        Total
                                           Additional     Stock       Retained       Other       Stockholders'
                                   Common   Paid-In-      Grant       Earnings   Comprehensive      Equity
                                   Stock    Capital    Compensation   (Deficit)       Loss         (Deficit)
                                   ------  ----------  ------------  ----------  --------------  -------------
Balance at December 31, 1997
  (43,234,943 shares)...........   $ 432   $ 214,950      $(993)     $  77,942      $ (4,042)      $ 288,289
Net income......................      --          --         --         93,044            --          93,044
Foreign currency
  translation adjustment........      --          --         --             --        (4,592)         (4,592)
                                                                                                   ---------
Comprehensive income............                                                                      88,452
                                                                                                   ---------
Shares issued for consideration:
  Exercise of stock options,
    including tax benefit of
    $864 (196,647 shares).......       2       4,020         --             --            --           4,022
  Other (75,609 shares).........       1       1,654         --             --            --           1,655
Purchase of common stock
  (1,707,700 shares)............     (17)    (38,832)        --             --            --         (38,849)
Earned stock grant
  compensation..................      --          --        281             --            --             281
                                   -----   ---------      -----      ---------      --------       ---------
Balance at December 31, 1998....     418     181,792       (712)       170,986        (8,634)        343,850
                                                                                                   ---------
Net income......................      --          --         --         78,361            --          78,361
Foreign currency
  translation adjustment........      --          --         --             --         1,795           1,795
                                                                                                   ---------
Comprehensive income............                                                                      80,156
                                                                                                   ---------
Shares issued for consideration:
  Exercise of stock options,
    including tax benefit of
    $674 (244,798 shares).......       2       4,572         --             --            --           4,574
  Other (40,972 shares).........      --         846         --             --            --             846
Shares contributed to the
  401(k) Plan (150,100 shares)..       2       4,201         --             --            --           4,203
Purchase of common stock
  (1,188,000 shares)............     (12)    (28,691)        --             --            --         (28,703)
Shares forfeited under
  stock incentive plan
  (18,837 shares)...............      --          --          1             --            --               1
Merger consideration for shares
  canceled (17,738,634 shares)..    (177)   (155,830)        --       (340,675)           --        (496,682)
Recapitalization costs..........      --      (2,717)        --             --            --          (2,717)
Earned stock grant
  compensation..................      --          --        278             --            --             278
                                   -----   ---------      -----      ---------      --------       ---------
Balance at December 31, 1999....     233       4,173       (433)       (91,328)       (6,839)        (94,194)
                                                                                                   ---------
Net income......................      --          --         --        116,288            --         116,288
Foreign currency
  translation adjustment........      --          --         --             --        (5,978)         (5,978)
                                                                                                   ---------
Comprehensive income............                                                                     110,310
                                                                                                   ---------
Purchase of common stock
  (11,500 shares)...............      --        (322)        --             --            --            (322)
Shares forfeited under
  stock incentive plan
  (84,769 shares)...............      (1)       (260)       261             --            --              --
Cash dividend ($9.50 per share).      --          --         --       (220,339)           --        (220,339)
Earned stock grant
  compensation..................      --          --        170             --            --             170
                                   -----   ---------      -----      ---------      --------       ---------
Balance at December 31, 2000
  (23,193,629 shares)...........   $ 232   $   3,591      $  (2)     $(195,379)     $(12,817)      $(204,375)
                                   =====   =========      =====      =========      ========       =========

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

     Property, Plant, Equipment and Depreciation

     Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The useful lives are as follows: 45 years for buildings and 3 to 12 years for machinery and equipment.

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

     Revenue Recognition

     Revenue from the sale of products is recognized upon transfer of title to the customer, which usually occurs at the time of shipment.

                                   KNOLL, INC.

     Shipping and Handling

     Amounts billed to customers for shipping and handling of products are classified as sales in the consolidated statements of operations. Costs incurred by the Company for shipping and handling are classified as cost of sales.

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

     Foreign Currency Translation

     Results of foreign operations are translated into U.S. dollars using average exchange rates during the period, while assets and liabilities are translated into U.S. dollars using exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded in, and are the only component of, accumulated other comprehensive loss.

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

     Accounting Pronouncement Pending Adoption as of December 31, 2000

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS 133). The Company adopted SFAS 133 on January 1, 2001. Because of the Company's limited use of derivatives, the adoption of SFAS 133 did not have a significant effect on earnings or the financial position of the Company.

                                   KNOLL, INC.

3.   RECAPITALIZATION (MERGER)

     Pursuant to an Agreement and Plan of Merger dated as of June 21, 1999 (as amended on July 29, 1999), the Company consummated a recapitalization (merger) transaction on November 4, 1999 whereby a newly formed entity, which was organized by Warburg, Pincus Ventures, L.P. ("Warburg"), was merged with and into Knoll, with Knoll continuing as the surviving corporation. As a result of the merger, 17,738,634 shares of common stock held by the public stockholders of Knoll immediately prior to the merger were converted into the right to receive $28.00 per share in cash and were canceled. Furthermore, the Company's common stock ceased to be listed on the New York Stock Exchange, and the registration of the Company's securities under the Securities Exchange Act of 1934 was terminated. The Company's consolidated balance sheet as of December 31, 1999 included restricted cash and a current liability of $7,776,000 related to merger consideration held by the Company's exchange agent for canceled shares of Knoll common stock that were not presented to the exchange agent as of December 31, 1999.

     In connection with the merger, the Company entered into an agreement on August 13, 1999 with the holder of a majority of its 10.875% Senior Subordinated Notes due 2006 ("Senior Subordinated Notes"). Under the agreement, the majority holder consented to the merger and the related transactions, and the Company agreed to pay such holder (and other holders of the Senior Subordinated Notes who also consent), promptly after completion of the merger, $120 per $1,000 principal amount of the Senior Subordinated Notes owned by the holder. All other holders also provided their consent. See Note 9 for further discussion of this transaction.

     The merger and related transactions were accounted for as a leveraged recapitalization. The historical accounting bases of Knoll's assets and liabilities were retained subsequent to the transactions. In connection with the merger and related transactions, the Company incurred recapitalization costs and financing costs of $9,073,000 and $20,734,000, respectively. Of the recapitalization costs, $6,356,000 was expensed and $2,717,000, which represents investor direct acquisition costs, was recorded as a reduction of additional paid-in-capital. Of the financing costs, $7,864,000 was capitalized as deferred financing fees and the remaining $12,870,000, which represents the total consent fee related to the Senior Subordinated Notes, was recorded as a component of the extraordinary loss on early extinguishment of debt. The Company funded the merger and related fees and expenses with borrowings under a new senior credit agreement that was entered into in connection with the merger. See Note 9 for further discussion of such credit agreement and the extraordinary loss noted above.


4.   CUSTOMER RECEIVABLES

     Customer receivables are presented net of an allowance for doubtful accounts of $6,682,000 and $6,783,000 at December 31, 2000 and 1999,
     respectively. Management performs ongoing credit evaluations of its customers and generally does not require collateral. As of December 31, 2000 and 1999, the U.S. government represented approximately 13.7% and 8.9%, respectively, of gross customer receivables.

                                   KNOLL, INC.

5.   INVENTORIES

                                                           2000        1999
                                                        ----------  ----------
                                                            (In Thousands)
          Raw materials...............................    $50,626     $49,795
          Work in process.............................      8,633      10,313
          Finished goods..............................     19,944      22,630
                                                          -------     -------
          Inventories.................................    $79,203     $82,738
                                                          =======     =======


6.   PROPERTY, PLANT AND EQUIPMENT

                                                           2000        1999
                                                        ----------  ----------
                                                            (In Thousands)
          Land and buildings..........................  $  70,740    $ 71,002
          Machinery and equipment.....................    213,180     193,000
          Construction in progress....................     14,908      15,970
                                                        ---------    --------
          Property, plant and equipment...............    298,828     279,972
          Accumulated depreciation....................   (119,199)    (95,331)
                                                        ---------    --------
          Property, plant and equipment, net..........  $ 179,629    $184,641
                                                        =========    ========


7.   INTANGIBLE ASSETS

                                                           2000        1999
                                                        ----------  ----------
                                                            (In Thousands)
          Goodwill....................................   $ 52,278    $ 53,966
          Trademarks..................................    219,900     219,900
          Deferred financing fees.....................      8,546       7,864
                                                         --------    --------
          Intangible assets...........................    280,724     281,730
          Accumulated amortization....................    (34,845)    (26,773)
                                                         --------    --------
          Intangible assets, net......................   $245,879    $254,957
                                                         ========    ========


8.   OTHER CURRENT LIABILITIES

                                                           2000        1999
                                                        ----------  ----------
                                                            (In Thousands)
          Accrued employee compensation...............   $ 62,215    $ 45,684
          Accrued product warranty....................      9,748       9,925
          Other.......................................     36,028      45,633
                                                         --------    --------
          Other current liabilities...................   $107,991    $101,242
                                                         ========    ========

                                   KNOLL, INC.

9.   INDEBTEDNESS

     The Company's long-term debt is summarized as follows:

                                                           2000        1999
                                                        ----------  ----------
                                                            (In Thousands)
          10.875% Senior Subordinated Notes due 2006..   $107,250    $107,250
          Term loans, variable rate (7.355% at
            December 31, 2000 and 7.545% at
            December 31,1999), due through 2005.......    303,750     321,250
          Revolving loans, variable rate (7.355% at
            December 31, 2000 and 7.545% at
            December 31, 1999), due 2005..............     14,000     181,000
          Other.......................................        755         876
                                                         --------    --------
                                                          425,755     610,376
          Less current maturities.....................    (31,250)    (17,500)
                                                         --------    --------
          Long-term debt..............................   $394,505    $592,876
                                                         ========    ========

     Senior Subordinated Notes

     The Senior Subordinated Notes are unsecured and are guaranteed by each existing and future wholly owned domestic subsidiary of Knoll, Inc. However, if the Company is unable to satisfy all or any portion of its obligations with respect to the Senior Subordinated Notes, it is unlikely that the guarantors will be able to pay all or any portion of such unsatisfied obligations.

     The Senior Subordinated Notes outstanding at December 31, 2000 may not be redeemed at the Company's option prior to March 15, 2001. At such date, the Senior Subordinated Notes are redeemable, in whole or in part, at 105.438% of principal amount, and thereafter at an annually declining premium over par until March 15, 2004 when they are redeemable at par. There are no sinking fund requirements related to the Senior Subordinated Notes.

     The indenture for the Senior Subordinated Notes limits the incurrence of indebtedness, payment of dividends and purchase of Company stock and includes certain other restrictions and limitations that are customary with subordinated indebtedness of this type. The Company believes that it was in compliance with the terms of the indenture at December 31, 2000.

     As discussed in Note 3, the Company entered into an agreement with the holder of a majority of its Senior Subordinated Notes on August 13, 1999. Under the agreement, (i) the holder consented to certain amendments to the indenture governing the Senior Subordinated Notes, thus allowing the Company to complete the merger without violating the covenants under the indenture, and (ii) the Company agreed to pay such holder (and other holders of the Senior Subordinated Notes who also consent), promptly after completion of the merger, $120 per $1,000 principal amount of the Senior Subordinated Notes owned by the holder. The Company subsequently obtained consents from all other holders as of August 13, 1999 through a consent solicitation process. Upon completion of the merger, the Company paid the holders an aggregate consent fee of $12,870,000.

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

                                   KNOLL, INC.

     Term and Revolving Loans

     In connection with the merger, the Company entered into a $650,000,000 senior credit agreement consisting of a $325,000,000 six-year term loan facility and a $325,000,000 six-year revolving credit facility, to
     (i) fund the merger and related fees and expenses (including consent fees related to the Company's Senior Subordinated Notes), (ii) refinance $14,000,000 owed under the Company's senior credit agreement that existed immediately prior to the merger and (iii) provide for working capital and ongoing general corporate purposes. The refinancing resulted in an extraordinary loss of $925,000 on a pretax basis ($557,000 on an after-tax basis), which consisted of the write-off of unamortized financing fees related to the refinanced debt. The credit agreement was amended on December 20, 2000 in connection with the declaration of a special cash dividend, which is discussed in Note 10.

     The senior credit agreement contains a letter of credit subfacility that allows for the issuance of up to $25,000,000 in letters of credit and a swing line loan subfacility that allows for the issuance of up to $10,000,000 in swing line loans. The amount available for borrowing under the revolving credit facility is reduced by the total outstanding letters of credit and swing line loans. At December 31, 2000, the Company had an aggregate of $3,057,000 of letters of credit outstanding and $307,943,000 available for borrowing under the revolving credit facility. On January 5, 2001, the Company borrowed $221,000,000 under the revolving credit facility in connection with the payment of a special cash dividend (see Note 10).

     The Company pays a commitment fee ranging from 0.175% to 0.50%, depending on the Company's leverage ratio, on the unused portion of the revolving credit facility. In addition, the Company is required to pay a letter of credit fee ranging from 0.625% to 1.625%, depending on the Company's ratio of funded debt to earnings before income taxes, depreciation, amortization and other noncash charges ("EBITDA"), and an issuing lender fee equal to 0.25% on the amount available to be drawn under letters of credit. As of December 31, 2000, the commitment and letter of credit fees applicable to the Company were 0.175% and 0.625%, respectively.

     Borrowings under the agreement bear interest at a floating rate based, at the Company's option, upon (i) the Eurodollar rate (as defined therein) plus an applicable percentage that is subject to change based upon the Company's ratio of funded debt to EBITDA or (ii) the greater of the federal funds rate plus 0.5% or the prime rate, plus an applicable percentage that is subject to change based upon the Company's ratio of funded debt to EBITDA. The Company is required to make quarterly principal payments under the term loan facility through September 2005. The revolving credit facility allows the Company to borrow, repay and reborrow funds from time to time until November 4, 2005.

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

     The credit agreement subjects the Company to various affirmative and negative covenants. Among other things, the covenants limit the Company's ability to incur additional indebtedness, declare or pay dividends and purchase Company stock; require the Company to maintain certain financial ratios with respect to funded debt leverage and interest coverage; and require the Company to maintain interest rate protection agreements in a notional amount of at least $135,000,000 for at least three years. The Company believes

                                   KNOLL, INC.

     that it was in compliance with the credit agreement covenants at December 31, 2000. See Note 12 for further discussion of interest rate protection agreements.

     The Company also has several revolving credit agreements with various European financial institutions. These credit agreements are to provide credit primarily for overdraft and working capital purposes. As of December 31, 2000, total credit available under such agreements was approximately $8,745,000 or the foreign currency equivalent. There is currently no expiration date on these agreements. The interest rate on borrowings is variable and is based on the monetary market rate that is linked to each country's prime rate. As of December 31, 2000, the Company did not have any outstanding borrowings under the European credit facilities.

     Interest Paid

     During 2000, 1999 and 1998, the Company made interest payments totaling $44,407,000, $18,110,000 and $15,943,000, respectively.

     Maturities

     Aggregate principal maturities of the Company's indebtedness as of December 31, 2000 are as follows (in thousands):

          2001................................  $ 31,250
          2002................................    52,560
          2003................................    63,825
          2004................................    81,325
          2005................................    89,075
          Subsequent years....................   107,720
                                                --------
                                                $425,755
                                                ========


10.  DIVIDEND

     On December 20, 2000, the Company's Board of Directors declared a special cash dividend of $9.50 per share of common stock payable on January 5, 2001 to stockholders of record as of the close of business on December 20, 2000. The payment of the dividend on January 5, 2001 was funded with borrowings under the Company's senior revolving credit facility. As such, the aggregate dividend payable of $220,339,000 is classified as a noncurrent liability in the Company's consolidated balance sheet as of December 31, 2000.


11.  PREFERRED STOCK

     The Company's Certificate of Incorporation authorizes the issuance of 10,000,000 shares of preferred stock with a par value of $1.00 per share. 1,920,000 of these shares are designated as Series A 12% Participating Convertible Preferred Stock, of which 1,602,998 shares have been retired and canceled and 317,002 shares remain eligible to be issued. Subject to applicable laws, the Board of Directors is authorized to provide for the issuance of preferred shares in one or more series, for such consideration and with designations, powers, preferences and relative, participating, optional or other special rights and the qualifications, limitations or restrictions thereof, as shall be determined by the Board of Directors.

                                   KNOLL, INC.

12.  DERIVATIVE FINANCIAL INSTRUMENTS

     The Company enters into interest rate collar agreements with major financial institutions to manage its exposure to fluctuations in interest rates on its variable rate debt. Such agreements effectively set agreed-upon maximum and minimum rates on a notional principal amount and utilize the London Interbank Offered Rate ("LIBOR") as a variable rate reference. Thus, the agreements hedge the LIBOR component of the Eurodollar interest rate on the Company's variable rate debt. The net amount paid or received on the agreements is recognized as an adjustment to interest expense.

     At December 31, 2000, the Company had three interest rate collar agreements outstanding with an aggregate notional principal amount of $135,000,000, related weighted average maximum and minimum rates of 10.00% and 5.64%, respectively, and a termination date of February 2003. In February 2001, the Company negotiated modifications to these agreements that increased the aggregate notional principal amount to $200,000,000, decreased the weighted average minimum rate to 5.12% and extended the termination date to February 2004. The Company did not have any interest rate collar agreements outstanding at December 31, 1999. During 2000, 1999 and 1998, the Company was not required to make nor was it entitled to receive any payments as a result of its use of interest rate collar agreements.

     From time to time, the Company enters into foreign currency forward exchange contracts and foreign currency option contracts to manage its exposure to foreign exchange rates associated with purchases of inventory from foreign suppliers. The terms of these contracts are generally less than a year. Material gains and losses on these contracts are recognized in income in the period the value of the contract changes. The contract amounts outstanding at December 31, 2000 and 1999 as well as the amounts of gains and losses recorded during 2000, 1999 and 1998 were not material.


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

     Long-Term Debt

     The fair values of the variable rate long-term debt instruments approximate their carrying amounts. The fair value of other long-term debt was estimated using quoted market values or discounted cash flow analyses based on current incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company's long-term debt, including the current portion, was approximately $423,265,000 at December 31, 2000 and $610,239,000 at December 31, 1999 while the carrying amounts were $425,755,000 and $610,376,000, respectively.

                                   KNOLL, INC.

     Letters of Credit

     The Company had outstanding letters of credit totaling $3,057,000 and $2,517,000 at December 31, 2000 and 1999, respectively. Historically, no claims have been made against letters of credit under which the Company was liable, and the Company does not expect any future claims against these financial instruments. Therefore, the Company believes that the fair value of the letters of credit is zero.

     Interest Rate Collar Agreements

     The fair value of the Company's interest rate collar agreements, as estimated by dealers, was not material as of December 31, 2000.

     Foreign Currency Forward Exchange Contracts

     The fair value of the Company's foreign currency forward exchange contracts, as determined by quoted market prices, was not material as of December 31, 2000 and 1999.


15.  INCOME TAXES

     Income before income tax expense and extraordinary item consists of the following:

                                               2000        1999        1998
                                            ----------  ----------  ----------
                                                      (In Thousands)
          U.S. operations.................   $180,398    $151,350    $142,483
          Foreign operations..............     15,362       4,163      14,932
                                             --------    --------    --------
                                             $195,760    $155,513    $157,415
                                             ========    ========    ========

     Income tax expense, excluding extraordinary items, is comprised of the following:

                                               2000        1999        1998
                                            ----------  ----------  ----------
                                                      (In Thousands)
          Current:
              Federal.....................   $55,334     $46,651     $42,364
              State.......................    12,449      10,198       9,456
              Foreign.....................     4,324       2,206       5,414
                                             -------     -------     -------
                  Total current...........    72,107      59,055      57,234
                                             -------     -------     -------
          Deferred:
              Federal.....................     4,097       6,385       4,423
              State.......................       976       1,256       1,113
              Foreign.....................     2,292        (345)      1,601
                                             -------     -------     -------
                  Total deferred..........     7,365       7,296       7,137
                                             -------     -------     -------
          Income tax expense..............   $79,472     $66,351     $64,371
                                             =======     =======     =======

     Income taxes paid by the Company during 2000, 1999 and 1998 totaled $68,290,000, $52,285,000 and $61,404,000, respectively.

                                   KNOLL, INC.

     The following table sets forth the tax effects of temporary differences that give rise to the deferred tax assets and liabilities:

                                                           2000        1999
                                                        ----------  ----------
                                                            (In Thousands)
          Deferred tax assets:
              Accounts receivable, principally due
                to allowance for doubtful accounts....   $  2,355    $  2,327
              Inventories.............................      2,924       3,030
              Net operating loss carryforwards........      9,753      13,432
              Obligation for postretirement benefits
                other than pension....................      7,835       7,787
              Accrued liabilities and other items.....     18,467      19,541
                                                         --------    --------
                  Gross deferred tax assets...........     41,334      46,117
              Valuation allowance.....................    (11,594)    (16,137)
                                                         --------    --------
                  Net deferred tax assets.............     29,740      29,980
                                                         --------    --------
          Deferred tax liabilities:
              Intangibles, principally due to
                differences in amortization...........     19,210      15,249
              Plant and equipment, principally due
                to differences in depreciation and
                assigned values.......................     12,969      11,155
              Other items.............................         --          92
                                                         --------    --------
                  Gross deferred tax liabilities......     32,179      26,496
                                                         --------    --------
          Net deferred tax asset (liability)..........   $ (2,439)   $  3,484
                                                         ========    ========

     As of December 31, 2000, the Company had net operating loss carryforwards totaling approximately $24,483,000 in various foreign tax jurisdictions. Such net operating loss carryforwards may be carried forward for an unlimited time.

     The Company has recorded a valuation allowance for net deferred tax assets in foreign tax jurisdictions, primarily related to net operating loss carryforwards that existed as of February 29, 1996, the date the Company was formed, due to losses incurred in these tax jurisdictions prior to such date. At December 31, 1998, the valuation allowance was $22,528,000. The decrease in the valuation allowance from 1998 to 1999 and from 1999 to 2000 resulted primarily from the expiration and utilization of net operating loss carryforwards in the foreign tax jurisdictions.

     For 2000, 1999 and 1998, tax benefits recognized through reductions of the valuation allowance for net operating loss carryforwards that existed as of February 29, 1996 had the effect of reducing goodwill by $1,403,000, $430,000 and $1,457,000, respectively. If additional tax benefits are recognized in the future through further reduction of the valuation allowance, such benefits will generally reduce goodwill.

                                   KNOLL, INC.

     The following table sets forth a reconciliation of the statutory federal income tax rate to the effective income tax rate:

                                                    2000      1999      1998
                                                  --------  --------  --------
          Federal statutory tax rate............    35.0%     35.0%     35.0%
          Increase in the tax rate
            resulting from:
                State taxes, net of
                  federal effect................     4.6       4.9       4.4
                Nondeductible recapitalization
                  expense.......................      --       1.2        --
                Higher income tax rates of
                  other countries...............     0.5       1.3       1.2
                Nondeductible goodwill
                  amortization..................     0.2       0.3       0.2
                Other...........................     0.3        --       0.1
                                                    ----      ----      ----
          Effective tax rate....................    40.6%     42.7%     40.9%
                                                    ====      ====      ====

     The Company has not made provisions for U.S. federal and state income taxes as of December 31, 2000 on $46,912,000 of foreign earnings that are expected to be reinvested indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. federal and state income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of the unrecognized deferred tax liability is not practicable.


16.  LEASES

     The Company has commitments under operating leases for certain machinery and equipment and facilities used in its operations. Total rental expense for 2000, 1999 and 1998 was $10,505,000, $9,626,000 and $9,256,000,
     respectively. Future minimum rental payments required under those operating leases that have an initial or remaining noncancelable lease term in excess of one year are as follows (in thousands):

          2001................................  $ 9,315
          2002................................    8,652
          2003................................    6,015
          2004................................    3,393
          2005................................    2,450
          Subsequent years....................    6,836
                                                -------
          Total minimum rental payments.......  $36,661
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

     The following table sets forth a reconciliation of the benefit obligation, plan assets and accrued benefit cost related to the pension and other postretirement benefits provided by the Company:

                                                  Pension Benefits         Other Benefits
                                               ----------------------  ----------------------
                                                  2000        1999        2000        1999
                                               ----------  ----------  ----------  ----------
                                                               (In Thousands)
          Change in benefit obligation:
          Benefit obligation at January 1....   $24,250     $17,897     $ 19,503    $ 18,778
          Service cost.......................     6,830       6,826          693         582
          Interest cost......................     1,754       1,204        1,393       1,256
          Participant contributions..........       264         225           --          --
          Amendment..........................        --          --           --           4
          Actuarial loss (gain)..............       654      (1,781)         917         180
          Benefits paid......................      (219)       (121)      (1,879)     (1,297)
                                                -------      -------    --------    --------
          Benefit obligation at December 31..    33,533       24,250      20,627      19,503
                                                -------      -------    --------    --------
          Change in plan assets:
          Fair value of plan assets at
            January 1........................    14,466        8,641          --          --
          Actual return on plan assets.......     1,595          336          --          --
          Employer contributions.............     9,397        5,385       1,879       1,297
          Participant contributions..........       264          225          --          --
          Benefits paid......................      (219)        (121)     (1,879)     (1,297)
                                                -------      -------    --------    --------
          Fair value of plan assets at
            December 31......................    25,503       14,466          --          --
                                                -------      -------    --------    --------

          Funded status......................    (8,030)      (9,784)    (20,627)    (19,503)
          Unrecognized net loss (gain).......     1,082          756         887        (118)
          Unrecognized prior service cost....       347          381           4           4
                                                -------      -------    --------    --------
          Accrued benefit cost...............   $(6,601)     $(8,647)   $(19,736)   $(19,617)
                                                =======      =======    ========    ========

     At December 31, 2000, one of the Company's pension plans had an accumulated benefit obligation in excess of plan assets. The accumulated benefit obligation applicable to such plan was $21,800,000 and the fair value of the related plan assets was $20,774,000. The accrued benefit cost recorded with respect to this plan was $5,209,000.

     Significant assumptions as of December 31 that were used in accounting for the pension and other postretirement benefits plans are as follows:

                                                Pension Benefits     Other Benefits
                                               ------------------  ------------------
                                                 2000      1999      2000      1999
                                               --------  --------  --------  --------
          Discount rate......................    7.25%     7.25%     7.25%     7.25%
          Expected return on plan assets.....    8.50      8.50        --        --
          Rate of compensation increase......    4.50      4.50      4.50      4.50

                                   KNOLL, INC.

     The following table sets forth the components of the net periodic benefit cost for the Company's pension and other postretirement benefits plans:

                                          Pension Benefits               Other Benefits
                                    ----------------------------  ----------------------------
                                      2000      1999      1998      2000      1999      1998
                                    --------  --------  --------  --------  --------  --------
                                                          (In Thousands)
          Service cost............  $ 6,830    $6,826    $5,396    $  693     $  582   $  595
          Interest cost...........    1,754     1,204       615     1,393      1,256    1,294
          Expected return on
            plan assets...........   (1,267)     (744)     (321)       --         --       --
          Amortization of prior
            service cost..........       34        35        35        --         --       --
          Recognized actuarial
            loss (gain)...........       --        27       (22)      (88)      (94)       --
                                    -------    ------    ------    ------    ------    ------
          Net periodic benefit
            cost..................  $ 7,351    $7,348    $5,703    $1,998    $1,744    $1,889
                                    =======    ======    ======    ======    ======    ======

     For purposes of measuring the benefit obligation and the net periodic benefit cost as of and for the year ended December 31, 2000, respectively, associated with the Company's other postretirement benefits plans, a 5.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000 and thereafter. Increasing the assumed health care cost trend rate by 1.0% in each year would increase the benefit obligation as of December 31, 2000 by $1,899,000 and increase the aggregate of the service and interest cost components of net periodic benefit cost for 2000 by $228,000. Decreasing the assumed health care cost trend rate by 1.0% in each year would decrease the benefit obligation as of December 31, 2000 by $1,655,000 and decrease the aggregate of the service and interest cost components of net periodic benefit cost for 2000 by $213,000.

     Employees of the Canadian, Belgium and United Kingdom operations participate in defined contribution pension plans sponsored by the Company. The Company's expense related to these plans for 2000, 1999 and 1998 was $854,000, $679,000 and $842,000, respectively.

     The Company also sponsors a retirement savings plan (i.e. 401(k) plan) for all U.S. employees. Under this plan, participants may defer a portion of their earnings up to the annual contribution limits established by the Internal Revenue Service. The Company matches 40.0% of participant contributions on up to the first 6.0% of compensation for nonunion employees and matches 50.0% of participant contributions on up to the first 6.0% of compensation for union employees. For participants who are nonunion employees, the plan provides for additional employer matching based on the achievement of certain profitability goals. Furthermore, effective November 4, 1999, the plan provides that the Company may also make discretionary contributions of Knoll common stock to participant accounts on behalf of all actively employed U.S. participants. However, upon retiring or leaving the Company, participants must sell vested shares of Knoll common stock back to the plan, and any shares that are not vested at such time are forfeited by the participant and held by the plan. Participants generally vest their interest in Company contributions ratably according to years of service, with such contributions being 100% vested at the end of five years of service.
     The Company's total expense under the 401(k) plan was $6,603,000, $9,466,000 and $5,472,000 for 2000, 1999 and 1998, respectively.

                                   KNOLL, INC.

     The Company's common stock was offered as an investment option under the 401(k) plan from May 9, 1997 through November 3, 1999, the period during which Knoll's common stock was publicly traded. During such time, the plan purchased shares of Knoll common stock on the open market. In connection with the merger, which is discussed in Note 3, all 71,174 shares of Knoll common stock held in the 401(k) plan immediately prior to the merger were converted into the right to receive $28.00 per share in cash and were canceled.


18.  STOCK PLANS

     Stock Incentive Plans

     The Company sponsors three stock incentive plans under which awards denominated or payable in shares or options to purchase shares of Knoll common stock may be granted to officers, certain other key employees, directors and consultants of the Company. As of December 31, 2000, a combined maximum of 9,264,898 shares or options to purchase shares were authorized for issuance under the plans. A Stock Plan Committee of the Company's Board of Directors has sole discretion concerning administration of the plans, including selection of individuals to receive awards, types of awards, the terms and conditions of the awards and the time at which awards will be granted. Options that are granted have a maximum contractual life of ten years.

     During 1996, the Company granted 4,144,030 restricted common shares, with a weighted-average fair value of $0.34 per share, to key employees. The Company recorded the fair value of the shares on the date of grant as unearned stock grant compensation, which is a separate component of stockholders' equity (deficit), and is recognizing compensation expense ratably over the vesting period. During 2000 and 1999, 84,769 and 18,837 nonvested restricted shares, respectively, were forfeited by employees that terminated employment. As of December 31, 2000, a total of 282,573 restricted shares were not vested. Such shares will vest in March 2001.

     The following table summarizes the Company's stock option activity in the years indicated:

                                           2000                      1999                      1998
                                  -----------------------   -----------------------   -----------------------
                                                Weighted                  Weighted                  Weighted
                                    Number      Average       Number      Average       Number      Average
                                      of        Exercise        of        Exercise        of        Exercise
                                    Options      Price        Options      Price        Options      Price
                                  -----------  ----------   -----------  ----------   -----------  ----------
          Outstanding at
            beginning of year...   3,706,338     $25.37      1,965,511     $21.27      2,142,158     $20.73
          Granted...............     180,000      28.00      2,305,500      26.74         50,000      28.21
          Exercised.............          --         --       (244,798)     15.93       (196,647)     16.06
          Forfeited.............    (179,893)     25.22       (269,875)     17.28        (30,000)     28.50
          Canceled .............          --         --        (50,000)     17.00             --         --
                                   ---------                 ---------                 ---------
          Outstanding at end
            of year.............   3,706,445      25.51      3,706,338      25.37      1,965,511      21.27
                                   =========                 =========                 =========
          Exercisable at end
            of year.............   1,327,359      25.56        396,427      26.17        240,789      24.33
                                   =========                 =========                 =========

          Available for
            future grants.......   1,076,584                   991,922                   658,710
                                   =========                 =========                 =========

                                   KNOLL, INC.

     Options were granted with an exercise price that equals the market price of a share of Knoll common stock on the date of grant, while the Company's stock was publicly traded, or the estimated fair value of a share of Knoll common stock on the date of grant, subsequent to the November 4, 1999 merger. Options that were granted generally vest in installments over either a four or five-year period, beginning one year from the date of grant.

     The following table summarizes information regarding stock options outstanding and exercisable at December 31, 2000:

                                      Options Outstanding               Options Exercisable
                             --------------------------------------   -----------------------
                                            Weighted
                                             Average      Weighted                  Weighted
                                Number      Remaining     Average       Number      Average
              Range of            of       Contractual    Exercise        of        Exercise
           Exercise Prices     Options        Life         Price        Options      Price
          -----------------  -----------  -------------  ----------   -----------  ----------
           $15.93 - $21.25      921,445     6.90 years     $17.66        314,959      $16.94
           $24.19 - $26.75       95,000     8.30            25.95         30,000       26.18
           $28.00 - $33.13    2,690,000     8.30            28.18        982,400       28.30
                              ---------                                ---------
           $15.93 - $33.13    3,706,445     7.95            25.51      1,327,359       25.56
                              =========                                =========

     In February 2001, the Stock Plan Committee granted an additional 200,000 options with an exercise price of $34.50 per share and approved certain adjustments to outstanding options in response to dilution created by the special cash dividend paid on January 5, 2001 (see Note 10). The adjustments included increasing the number of shares under option from 3,706,445 to 4,383,968, lowering the range of exercise prices to $13.47 - $28.01 and increasing the number of options available for future grants to 1,273,382. All vesting and term provisions of each award remain unchanged. No compensation expense was recognized in connection with the adjustments since (i) the adjustments were executed in response to an equity restructuring and (ii) the modifications to the awards did not increase the aggregate intrinsic value of each award and did not reduce the per share ratio of the exercise price to the market value.

     Employee Stock Purchase Plan

     From August 1, 1997 through November 3, 1999, the Company sponsored an employee stock purchase plan that provided all employees the ability to purchase common stock of the Company at a price equal to 15.0% below the lower of the market price at (i) the beginning of each quarterly offering period or (ii) the end of each quarterly offering period. Purchases under the plan were limited to 10.0% of an employee's eligible gross pay, up to $25,000 per year. During 1999 and 1998, the Company issued 40,972 shares and 75,609 shares, respectively, at a weighted average per share price of $20.66 and $21.89, respectively.

     Other Stock-Based Compensation Plans

     On November 4, 1999, the Company established The Knoll Stock Ownership Award Plan, under which it may grant notional stock units to substantially all individuals employed by the Company in Canada as of the effective date of the plan. Participants vest their interest in notional stock units ratably according to years of service, with such units being 100% vested at the end of five years of service. On November 4, 1999, the Company granted a total of 54,900 notional stock units, with an estimated fair value of $28.00 per unit, to eligible employees. Compensation expense is recognized based on the estimated fair value of notional stock units and vesting provisions. Total compensation expense incurred in connection with this award was $723,000 for 2000 and $992,000 for 1999. 2,140 and 370 units were forfeited during 2000 and 1999, respectively.
     As of December 31, 2000, 38,630 of the units outstanding were vested. In January 2001, the number of notional units outstanding was adjusted, in accordance with the plan provisions, in response to the special cash dividend that was paid (see Note 10). Subsequent to the adjustment, there were approximately 49,369 notional units vested.

                                   KNOLL, INC.

     As discussed in Note 17, the Company may contribute shares of Knoll common stock into participant 401(k) plan accounts at its discretion. Subsequent to the merger, the Company contributed 150,100 shares into the 401(k) plan for substantially all individuals employed by the Company in the U.S. as of November 4, 1999. In connection with this award, the Company recognized $4,203,000 of compensation expense, which was based on a value of $28.00 per share. During 2000 and 1999, the Company repurchased 9,500 and 1,000 of the contributed common shares, respectively, from the 401(k) plan at a weighted average price per share of $28.00. Such shares are held in treasury.

     Pro Forma Disclosures

     As discussed in Note 2, the Company accounts for its stock-based compensation plans in accordance with APB 25. Accordingly, no compensation cost has been recognized for the Company's stock options or stock purchase rights granted in connection with the employee stock purchase plan. If the Company had recognized compensation cost based upon the fair value of the stock options and stock purchase rights at the date of grant as prescribed by SFAS 123, the Company's pro forma net income would have been $108,680,000, $75,476,000 and $89,804,000 for
     2000, 1999 and 1998, respectively.

     For purposes of calculating pro forma net income, the weighted average per share fair value of options was $9.28 for 2000 grants, $10.22 for 1999 grants and $13.68 for 1998 grants. Additionally, the weighted average fair value of stock purchase rights granted under the employee stock purchase plan was $3.76 and $4.84 per share in 1999 and 1998, respectively.

     The fair value of the options and stock purchase rights was estimated at the date of grant using (i) a Black-Scholes option pricing model for grants made prior to March 24, 1999, the date the merger, which is discussed in Note 3, was first announced and (ii) a minimum value method for grants made on or subsequent to March 24, 1999. The following assumptions were used for the Black-Scholes model: risk-free interest rate of 6.5% in 1999 and 5.75% in 1998; dividend yield of zero in 1999 and 1998; expected volatility of the market price of the common stock of 35.0% in 1999 and 1998; and weighted average expected lives of 7 years for the options and 3 months for the stock purchase rights in 1999 and 1998. Under the minimum value method, the Company used the following assumptions: risk-free interest rate of 5.75% in 2000 and 6.5% in 1999; dividend yield of zero in 2000 and 1999; and weighted average expected lives of 7 years in 2000 and 1999. Volatility was not considered under the minimum value method. The estimated fair value of the options was amortized to expense over the vesting period of the options for purposes of determining pro forma net income. The effects of applying SFAS 123 for purposes of providing pro forma disclosures are not likely to be representative of the effects on reported net income in future years.


19.  STOCK REPURCHASE PROGRAM

     In September 1998, the Board of Directors approved a share repurchase program that authorized the repurchase of up to 3,000,000 shares of the Company's common stock. The Board of Directors subsequently approved an increase of 2,000,000 shares to the program on February 2, 1999. During 1999, the Company purchased 1,187,000 shares of its common stock for $28,675,000, or an average price of $24.16 per share. During 1998, the Company purchased 1,707,700 shares for $38,849,000, or an average price of $22.75 per share. Total shares purchased under the program were 2,894,700 for $67,524,000, or an average price of $23.33 per share.
     Common shares were purchased in the open market and were then held in treasury. In connection with the merger, which is discussed in Note 3, all shares that were held in treasury immediately prior to the merger were canceled and retired, and the share repurchase program thereby came to an end.

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

                                    United
                                    States       Canada       Europe     Consolidated
                                  ----------   ----------   ----------   ------------
                                                    (In Thousands)
          2000
          Sales to customers....  $1,060,894     $32,191      $70,392     $1,163,477
          Operating income......     223,931      10,848        2,392        237,171
          Property, plant and
            equipment, net......     140,046      29,707        9,876        179,629

          1999
          Sales to customers....     902,554      26,028       55,929        984,511
          Operating income......     178,631       4,574          945        184,150
          Property, plant and
            equipment, net......     142,326      31,663       10,652        184,641

          1998
          Sales to customers....     857,711      29,361       61,619        948,691
          Operating income......     158,880       9,915        2,748        171,543
          Property, plant and
            equipment, net......     146,488      27,754       11,925        186,167


21.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following table sets forth unaudited summary information on a quarterly basis for the Company for 2000 and 1999.

                                        First       Second        Third       Fourth
                                       Quarter      Quarter      Quarter      Quarter
                                     -----------  -----------  -----------  -----------
                                                        (In Thousands)
          2000
          Sales....................    $268,834     $315,374     $295,357     $283,912
          Gross profit.............     108,183      132,437      122,282      118,154
          Net income...............      24,166       35,918       32,491       23,713

          1999
          Sales....................     209,210      253,726      247,543      274,032
          Gross profit.............      81,547      102,198       96,585      110,739
          Income before
            extraordinary item.....      18,394       21,804       25,013       23,951
          Net income...............      18,394       21,804       25,013       13,150

     In connection with the merger and related transactions discussed in
     Note 3, the Company recorded recapitalization expense totaling $3,000,000, $541,000 and $2,815,000 in the second, third and fourth quarters of 1999, respectively, and an extraordinary loss of $17,926,000 pretax ($10,801,000 after-tax) in the fourth quarter of 1999. The extraordinary loss consisted of the write-off of unamortized deferred financing fees and the consent fee paid to the holders of the Senior Subordinated Notes.

                                   KNOLL, INC.

22.  FINANCIAL INFORMATION FOR GUARANTORS OF THE COMPANY'S DEBT

     As discussed in Note 9, certain debt of the Company is guaranteed by all existing and future directly or indirectly wholly owned domestic subsidiaries of the Company (the "Guarantors"). The Guarantors are
     Knoll Overseas, Inc., a holding company for the entities that conduct the Company's European business, and Spinneybeck Enterprises, Inc., which directly and through a Canadian subsidiary operates the Company's leather business.

     These Guarantors will irrevocably and unconditionally, fully, jointly and severally, guarantee the performance and payment when due, of all obligations under the Senior Subordinated Notes and senior credit agreement outstanding as of December 31, 2000, limited to the largest amount that would not render such Guarantors' obligations under the guarantees subject to avoidance under any applicable federal or state fraudulent conveyance or similar law.

     The condensed consolidating information that follows presents:

     - Condensed consolidating financial information as of December 31, 2000 and 1999 and for the years ended December 31, 2000, 1999 and 1998 of
        (a) Knoll, Inc. (as the Issuer), (b) the Guarantors, (c) the combined non-Guarantors, (d) elimination entries and (e) the Company on a consolidated basis.

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

                                  KNOLL, INC.

                                 BALANCE SHEET
                               DECEMBER 31, 2000
                                 (In Thousands)

                                                      Guarantors
                                               ------------------------
                                               Spinneybeck      Knoll
                                    Knoll,     Enterprises,   Overseas,       Non-
                                     Inc.          Inc.         Inc.       Guarantors   Eliminations      Total
                                  ----------   ------------   ---------   -----------   ------------   -----------
ASSETS
Current assets:
    Cash and cash equivalents...  $     104       $   598      $    --     $ 21,637      $      --      $  22,339
    Customer receivables, net...    102,365         2,153           --       27,665             --        132,183
    Accounts receivable--
      related parties...........      8,092           118        1,446       38,309        (47,965)            --
    Inventories.................     55,281         6,981           --       16,941             --         79,203
    Deferred income taxes.......     21,277            --           --          959             --         22,236
    Prepaid and other current
      assets....................      3,583           706           14        3,118             --          7,421
                                  ---------       -------      -------     --------      ---------      ---------
          Total current assets..    190,702        10,556        1,460      108,629        (47,965)       263,382
Property, plant and
  equipment, net................    139,694           352           --       39,583             --        179,629
Intangible assets, net..........    246,155            --           --         (276)            --        245,879
Equity investments..............    124,416           987       17,096           --       (142,499)            --
Other noncurrent assets.........      5,717            --           97          426             --          6,240
                                  ---------       -------      -------     --------      ---------      ---------
          Total Assets..........  $ 706,684       $11,895      $18,653     $148,362      $(190,464)     $ 695,130
                                  =========       =======      =======     ========      =========      =========
LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)
Current liabilities:
    Current maturities of
      long-term debt............  $  31,250       $    --      $    --     $     --      $      --      $  31,250
    Accounts payable--trade.....     64,902           922           --       19,971             --         85,795
    Accounts payable--related
      parties...................     37,549           760        1,695        7,961        (47,965)            --
    Income taxes payable........        927           412            7        4,322             --          5,668
    Other current liabilities...     92,338         1,487        1,740       12,426             --        107,991
                                  ---------       -------      -------     --------      ---------      ---------
          Total current
            liabilities.........    226,966         3,581        3,442       44,680        (47,965)       230,704
Dividend payable................    220,339            --           --           --             --        220,339
Long-term debt..................    393,750            --           --          755             --        394,505
Deferred income taxes...........     22,353            --           --        2,322             --         24,675
Postretirement benefits
  other than pension............     18,016            --           --           --             --         18,016
Other noncurrent
  liabilities...................      5,048            --           --        6,218             --         11,266
                                  ---------       -------      -------     --------      ---------      ---------
          Total liabilities.....    886,472         3,581        3,442       53,975        (47,965)       899,505
                                  ---------       -------      -------     --------      ---------      ---------
Stockholders' equity (deficit):
    Common stock................        232            --           --           --             --            232
    Additional paid-in-capital..     15,361        (9,413)      12,896       60,292        (75,545)         3,591
    Unearned stock grant
      compensation..............         (2)           --           --           --             --             (2)
    Retained earnings (deficit).   (195,379)       17,727        2,315       46,912        (66,954)      (195,379)
    Accumulated other
      comprehensive loss........         --            --           --      (12,817)            --        (12,817)
                                  ---------       -------      -------     --------      ---------      ---------
          Total stockholders'
            equity (deficit)....   (179,788)        8,314       15,211       94,387       (142,499)      (204,375)
                                  ---------       -------      -------     --------      ---------      ---------
          Total Liabilities
            and Stockholders'
            Equity (Deficit)....  $ 706,684       $11,895      $18,653     $148,362      $(190,464)     $ 695,130
                                  =========       =======      =======     ========      =========      =========

                                  KNOLL, INC.

                                 BALANCE SHEET
                               DECEMBER 31, 1999
                                 (In Thousands)

                                                      Guarantors
                                               ------------------------
                                               Spinneybeck      Knoll
                                    Knoll,     Enterprises,   Overseas,       Non-
                                     Inc.          Inc.         Inc.       Guarantors   Eliminations      Total
                                  ----------   ------------   ---------   -----------   ------------   -----------
ASSETS
Current assets:
    Cash and cash equivalents...   $    549       $   662      $    --       $  9,574     $      --      $ 10,785
    Restricted cash.............      7,776            --           --             --            --         7,776
    Customer receivables, net...    140,867         1,952           --         24,948            --       167,767
    Accounts receivable--
      related parties...........      9,545            99        4,360         37,665       (51,669)           --
    Inventories.................     54,351         9,123           --         19,264            --        82,738
    Deferred income taxes.......     20,727            --           --          1,713            --        22,440
    Prepaid and other current
      assets....................      1,887           (10)           5          5,838            --         7,720
                                   --------       -------      -------       --------     ---------      --------
          Total current assets..    235,702        11,826        4,365         99,002       (51,669)      299,226
Property, plant and
  equipment, net................    142,143           183           --         42,315            --       184,641
Intangible assets, net..........    253,584            --           --          1,373            --       254,957
Equity investments..............    111,330           778       16,185             --      (128,293)           --
Other noncurrent assets.........      1,705             2           97          1,678            --         3,482
                                   --------       -------      -------       --------     ---------      --------
          Total Assets..........   $744,464       $12,789      $20,647       $144,368     $(179,962)     $742,306
                                   ========       =======      =======       ========     =========      ========
LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)
Current liabilities:
    Current maturities of
      long-term debt............   $ 17,500       $    --      $    --       $     --     $      --      $ 17,500
    Accounts payable--trade.....     50,203           765           --         21,946            --        72,914
    Accounts payable--related
      parties...................     37,169           496        3,980         10,024       (51,669)           --
    Income taxes payable........      1,786           964           37            696            --         3,483
    Other current liabilities...     87,016         1,037        2,092         11,097            --       101,242
                                   --------       -------      -------       --------     ---------      --------
          Total current
            liabilities.........    193,674         3,262        6,109         43,763       (51,669)      195,139
Long-term debt..................    592,000            --           --            876            --       592,876
Deferred income taxes...........     16,730            --           --          2,226            --        18,956
Postretirement benefits
  other than pension............     18,426            --           --             --            --        18,426
Other noncurrent
  liabilities...................      5,045            --           --          6,058            --        11,103
                                   --------       -------      -------       --------     ---------      --------
          Total liabilities.....    825,875         3,262        6,109         52,923       (51,669)      836,500
                                   --------       -------      -------       --------     ---------      --------
Stockholders' equity (deficit):
    Common stock................        233            --           --             --            --           233
    Additional paid-in-capital..     10,117        (3,562)      12,896         60,267       (75,545)        4,173
    Unearned stock grant
      compensation..............       (433)           --           --             --            --          (433)
    Retained earnings (deficit).    (91,328)       13,089        1,642         38,017       (52,748)      (91,328)
    Accumulated other
      comprehensive loss........         --            --           --         (6,839)           --        (6,839)
                                   --------       -------      -------       --------     ---------      --------
          Total stockholders'
            equity (deficit)....    (81,411)        9,527       14,538         91,445      (128,293)      (94,194)
                                   --------       -------      -------       --------     ---------      --------
          Total Liabilities
            and Stockholders'
            Equity (Deficit)....   $744,464       $12,789      $20,647       $144,368     $(179,962)     $742,306
                                   ========       =======      =======       ========     =========      ========

                                  KNOLL, INC.

                            STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2000
                                 (In Thousands)

                                                      Guarantors
                                               ------------------------
                                               Spinneybeck      Knoll
                                    Knoll,     Enterprises,   Overseas,       Non-
                                     Inc.          Inc.         Inc.       Guarantors   Eliminations      Total
                                  ----------   ------------   ---------   -----------   ------------   -----------
Sales to customers..............  $1,034,115      $26,779      $   --       $102,583     $      --     $1,163,477
Sales to related parties........      31,457        4,098       1,088        127,568      (164,211)            --
                                  ----------      -------      ------       --------     ---------     ----------
Total sales.....................   1,065,572       30,877       1,088        230,151      (164,211)     1,163,477
Cost of sales to customers......     631,000       10,368         573         77,731       (37,251)       682,421
Cost of sales to related
  parties.......................      17,783        4,098          --        105,079      (126,960)            --
                                  ----------      -------      ------       --------     ---------     ----------
Gross profit....................     416,789       16,411         515         47,341            --        481,056
Selling, general and
  administrative expenses.......     200,409        8,838         537         34,101            --        243,885
                                  ----------      -------      ------       --------     ---------     ----------
Operating income (loss).........     216,380        7,573         (22)        13,240            --        237,171
Interest expense................      44,365           --          --             72            --         44,437
Other income (expense), net.....       1,148           --        (316)         2,194            --          3,026
Income from equity investments..      13,086          209         911             --       (14,206)            --
                                  ----------      -------      ------       --------     ---------     ----------
Income before income tax
  expense (benefit).............     186,249        7,782         573         15,362       (14,206)       195,760
Income tax expense (benefit)....      69,961        3,144        (100)         6,467            --         79,472
                                  ----------      -------      ------       --------     ---------     ----------
Net income......................  $  116,288      $ 4,638      $  673       $  8,895     $ (14,206)    $  116,288
                                  ==========      =======      ======       ========     =========     ==========

                                  KNOLL, INC.

                            STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1999
                                 (In Thousands)

                                                      Guarantors
                                               ------------------------
                                               Spinneybeck      Knoll
                                    Knoll,     Enterprises,   Overseas,       Non-
                                     Inc.          Inc.         Inc.       Guarantors   Eliminations      Total
                                  ----------   ------------   ---------   -----------   ------------   -----------
Sales to customers..............   $880,677      $21,877       $    --     $ 81,957      $      --      $984,511
Sales to related parties........     24,558        3,702         1,219      127,651       (157,130)           --
                                   --------      -------       -------     --------      ---------      --------
Total sales.....................    905,235       25,579         1,219      209,608       (157,130)      984,511
Cost of sales to customers......    551,894        8,347           803       62,049        (29,651)      593,442
Cost of sales to related
  parties.......................     13,883        3,702            --      109,894       (127,479)           --
                                   --------      -------       -------     --------      ---------      --------
Gross profit....................    339,458       13,530           416       37,665             --       391,069
Selling, general and
  administrative expenses.......    165,601        6,844         2,328       32,146             --       206,919
                                   --------      -------       -------     --------      ---------      --------
Operating income (loss).........    173,857        6,686        (1,912)       5,519             --       184,150
Interest expense................     21,519           --            --           92             --        21,611
Recapitalization expense........      6,356           --            --           --             --         6,356
Other income (expense), net.....        594           --            --       (1,264)            --          (670)
Income from equity investments..      4,621          112           253           --         (4,986)           --
                                   --------      -------       -------     --------      ---------      --------
Income (loss) before income
  tax expense (benefit) and
  extraordinary item............    151,197        6,798        (1,659)       4,163         (4,986)      155,513
Income tax expense (benefit)....     62,035        2,782          (134)       1,668             --        66,351
                                   --------      -------       -------     --------      ---------      --------
Income (loss) before
  extraordinary item............     89,162        4,016        (1,525)       2,495         (4,986)       89,162
Extraordinary loss on early
  extinguishment of debt, net
  of taxes......................     10,801           --            --           --             --        10,801
                                   --------      -------       -------     --------      ---------      --------
Net income (loss)...............   $ 78,361      $ 4,016       $(1,525)    $  2,495      $  (4,986)     $ 78,361
                                   ========      =======       =======     ========      =========      ========

                                  KNOLL, INC.

                            STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1998
                                 (In Thousands)

                                                      Guarantors
                                               ------------------------
                                               Spinneybeck      Knoll
                                    Knoll,     Enterprises,   Overseas,       Non-
                                     Inc.          Inc.         Inc.       Guarantors   Eliminations      Total
                                  ----------   ------------   ---------   -----------   ------------   -----------
Sales to customers..............   $835,209      $22,502       $   --      $ 90,980      $      --      $948,691
Sales to related parties........     24,652        3,531        1,244       124,816       (154,243)           --
                                   --------      -------       ------      --------      ---------      --------
Total sales.....................    859,861       26,033        1,244       215,796       (154,243)      948,691
Cost of sales to customers......    526,437        9,114          813        64,478        (28,086)      572,756
Cost of sales to related
  parties.......................     14,578        3,531           --       108,048       (126,157)           --
                                   --------      -------       ------      --------      ---------      --------
Gross profit....................    318,846       13,388          431        43,270             --       375,935
Selling, general and
  administrative expenses.......    165,976        6,938          871        30,607             --       204,392
                                   --------      -------       ------      --------      ---------      --------
Operating income (loss).........    152,870        6,450         (440)       12,663             --       171,543
Interest expense................     16,809           --           --            51             --        16,860
Other income, net...............        412           --           --         2,320             --         2,732
Income from equity investments..     11,401           99          985            --        (12,485)           --
                                   --------      -------       ------      --------      ---------      --------
Income before income tax
  expense (benefit).............    147,874        6,549          545        14,932        (12,485)      157,415
Income tax expense (benefit)....     54,830        2,685          (21)        6,877             --        64,371
                                   --------      -------       ------      --------      ---------      --------
Net income......................   $ 93,044      $ 3,864       $  566      $  8,055      $ (12,485)     $ 93,044
                                   ========      =======       ======      ========      =========      ========

                                  KNOLL, INC.

                            STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2000
                                 (In Thousands)

                                                      Guarantors
                                               ------------------------
                                               Spinneybeck      Knoll
                                    Knoll,     Enterprises,   Overseas,       Non-
                                     Inc.          Inc.         Inc.       Guarantors   Eliminations      Total
                                  ----------   ------------   ---------   -----------   ------------   -----------
CASH PROVIDED BY OPERATING
  ACTIVITIES                      $ 205,309        $ 164         $ --        $17,238         $ --        $ 222,711

CASH FLOWS FROM INVESTING
  ACTIVITIES
Capital expenditures............    (20,041)        (228)          --         (3,828)          --          (24,097)
Proceeds from sale of assets....         21           --           --            118           --              139
                                  ---------        -----         ----        -------         ----        ---------
Cash used in investing
  activities....................    (20,020)        (228)          --         (3,710)          --          (23,958)

CASH FLOWS FROM FINANCING
  ACTIVITIES
Proceeds from revolving
  credit facility, net..........   (167,000)          --           --             --           --         (167,000)
Repayment of long-term debt.....    (17,500)          --           --             --           --          (17,500)
Payment of fees to amend
  debt agreements...............       (682)          --           --             --           --             (682)
Purchase of common stock........       (322)          --           --             --           --             (322)
Payment of recapitalization
  costs.........................       (230)          --           --             --           --             (230)
                                  ---------        -----         ----        -------         ----        ---------
Cash used in financing
  activities....................   (185,734)          --           --             --           --         (185,734)

Effect of exchange rate changes
  on cash and cash equivalents..         --           --           --         (1,465)          --           (1,465)
                                  ---------        -----         ----        -------         ----        ---------
Increase (decrease) in cash
  and cash equivalents..........       (445)         (64)          --         12,063           --           11,554

Cash and cash equivalents
  at beginning of year..........        549          662           --          9,574           --           10,785
                                  ---------        -----         ----        -------         ----        ---------
Cash and cash equivalents
  at end of year................  $     104        $ 598         $ --        $21,637         $ --        $  22,339
                                  =========        =====         ====        =======         ====        =========

                                  KNOLL, INC.

                            STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1999
                                 (In Thousands)

                                                      Guarantors
                                               ------------------------
                                               Spinneybeck      Knoll
                                    Knoll,     Enterprises,   Overseas,       Non-
                                     Inc.          Inc.         Inc.       Guarantors   Eliminations      Total
                                  ----------   ------------   ---------   -----------   ------------   -----------
CASH PROVIDED BY OPERATING
  ACTIVITIES                      $ 124,858        $141         $ --        $ 2,988         $ --        $ 127,987

CASH FLOWS FROM INVESTING
  ACTIVITIES
Capital expenditures............    (18,906)        (40)          --         (6,208)          59          (25,095)
Proceeds from sale of assets....         60          --           --            113          (59)             114
                                  ---------        ----         ----        -------         ----        ---------
Cash used in investing
  activities....................    (18,846)        (40)          --         (6,095)          --          (24,981)

CASH FLOWS FROM FINANCING
  ACTIVITIES
Proceeds from revolving
  credit facility, net..........    120,000          --           --             --           --          120,000
Proceeds from long-term debt....    325,000          --           --             --           --          325,000
Repayment of long-term debt.....     (3,750)         --           --             --           --           (3,750)
Payment of debt issuance costs..     (7,864)         --           --             --           --           (7,864)
Payment of fees to amend
  debt agreements...............    (12,870)         --           --             --           --          (12,870)
Net proceeds from issuance
  of stock......................      4,746          --           --             --           --            4,746
Purchase of common stock........    (28,703)         --           --             --           --          (28,703)
Payment of merger
  consideration.................   (496,682)         --           --             --           --         (496,682)
Payment of recapitalization
  costs.........................     (8,843)         --           --             --           --           (8,843)
                                  ---------        ----         ----        -------         ----        ---------
Cash used in financing
  activities....................   (108,966)         --           --             --           --         (108,966)

Effect of exchange rate changes
  on cash and cash equivalents..         --          --           --           (720)          --             (720)
                                  ---------        ----         ----        -------         ----        ---------
Increase (decrease) in cash
  and cash equivalents..........     (2,954)        101           --         (3,827)          --           (6,680)

Cash and cash equivalents
  at beginning of year..........      3,503         561           --         13,401           --           17,465
                                  ---------        ----         ----        -------         ----        ---------
Cash and cash equivalents
  at end of year................  $     549        $662         $ --        $ 9,574         $ --        $  10,785
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
                                   ========        ====         ====        =======         ====        ========

                                                                   SCHEDULE II

                         VALUATION AND QUALIFYING ACCOUNTS


                Column A                    Column B       Column C        Column D        Column E
---------------------------------------   ------------   ------------   --------------   ------------
                                                          Additions
                                           Balance at     Charged to                       Balance
                                           Beginning      Costs and                         at End
              Description                   of Year        Expenses     Deductions (1)     of Year
---------------------------------------   ------------   ------------   --------------   ------------
                                                                (In Thousands)
Valuation Accounts Deducted in the
  Consolidated Balance Sheet from the
  Assets to which They Apply:

Year Ended December 31, 2000:
    Allowance for doubtful accounts....      $6,783         $1,565          $1,666          $6,682
Year Ended December 31, 1999:
    Allowance for doubtful accounts....       5,057          2,513             787           6,783
Year Ended December 31, 1998:
    Allowance for doubtful accounts....       5,461          1,313           1,717           5,057

____________________
(1)  Uncollectible accounts written off and foreign currency translation.

                                 EXHIBIT INDEX


 Exhibit
 Number                                     Description                                    Page
---------   ---------------------------------------------------------------------------   ------
 2+++       Amended and Restated Agreement and Plan of Merger by and between Warburg,
            Pincus Ventures, L.P. and Knoll, Inc., dated as of July 29, 1999.
 3.1***     Amended and Restated Certificate of Incorporation of the Company.
 3.2***     Amended and Restated By-Laws of the Company.
10.1*       Stock Purchase Agreement, dated as of December 20, 1995, by and between
            Westinghouse and T.K.G. Acquisition Corp.
10.2++++    Credit Agreement, dated as of October 20, 1999, by and among the Company, the Guarantors (as defined therein), the Lenders (as defined therein),
            Bank of America, N.A., as Administrative Agent, the Chase Manhattan Bank,
            as Syndication Agent, and Merrill Lynch & Co., Merrill Lynch, Pierce,
            Fenner & Smith Incorporated, as Documentation Agent.
10.3        First Amendment to Credit Agreement, dated as of December 20, 2000, by and among the Company, the Guarantors (as defined therein), the Lenders
            (as defined therein) party thereto, and Bank of America, N.A., as
            Administrative Agent.
10.4*       Indenture, dated as of February 29, 1996, by and among the Company,
            T.K.G. Acquisition Corp., T.K.G. Acquisition Sub, Inc., The Knoll Group,
            Inc., Knoll North America, Inc., Spinneybeck Enterprises, Inc. and Knoll
            Overseas, Inc., as guarantors, and IBJ Schroder Bank & Trust Company, as trustee, relating to $165,000,000 principal amount of 10.875%
            Senior Subordinated Notes due 2006, including form of Initial Global Note.
10.5*       Supplemental Indenture, dated as of February 29, 1996, by and among the
            Company, as successor to T.K.G. Acquisition Sub, Inc., the Guarantors
            (as defined therein), and IBJ Schroder Bank & Trust Company, as trustee, relating to $165,000,000 principal amount of 10.875% Senior Subordinated
            Notes due 2006, including form of Initial Global Note.
10.6**      Supplemental Indenture No. 2, dated as of March 14, 1997, by and among the Company, the Guarantors (as defined therein), and IBJ Schroder
            Bank & Trust Company, as trustee,  relating to $165,000,000 principal amount of 10.875% Senior Subordinated Notes due 2006, including form of Initial Global Note.
10.7++      Letter Agreement between Oak Hill Securities Fund, L.P. and the Company, dated August 13, 1999.
10.8+       Supplemental Indenture No. 3, dated as of November 4, 1999, by and among the Company, the Guarantors (as defined therein), and The Bank of
            New York, as trustee, relating to the Company's 10.875% Senior
            Subordinated Notes due 2006.
10.9+++++   Amended and Restated Employment Agreement, dated as of January 1, 2000, between the Company and Burton B. Staniar.
10.10**     Employment Agreement, dated as of February 29, 1996, between T.K.G.
            Acquisition Corp. and John H. Lynch.
10.11       Letter Agreement, dated as of March 23, 2001, between the Company and
            John H. Lynch.
10.12**     Employment Agreement, dated as of February 29, 1996, between T.K.G.
            Acquisition Corp. and Andrew B. Cogan.
10.13***    Amendment to Employment Agreement, dated as of April 30, 1997, between the
            Company and Andrew B. Cogan.
10.14****   Amendment #2 to Employment Agreement, dated as of August 1, 1998, between the Company and Andrew B. Cogan.


 Exhibit
 Number                                     Description                                    Page
---------   ---------------------------------------------------------------------------   ------
10.15+++++  Amendment #3 to Employment Agreement, dated as of December 4, 1999, between the Company and Andrew B. Cogan.
10.16       Employment Agreement, dated as of March 23, 2001, between the Company and
            Andrew B. Cogan.
10.17       Employment Agreement, dated as of March 23, 2001, between the Company and
            Kathleen G. Bradley.
10.18+++++  Amended and Restated Stockholders Agreement, dated as of November 4, 1999, among the Company, Warburg, Pincus Ventures, L.P., and the signatories thereto.
10.19+++++  Amended and Restated Stockholders Agreement (Common Stock Under Stock
            Incentive Plans), dated as of November 4, 1999, among the Company,
            Warburg, Pincus Ventures, L.P., and the signatories thereto.
10.20+++++  Amended and Restated Knoll, Inc. 1996 Stock Incentive Plan.
10.21+++++  Amended and Restated Knoll, Inc. 1997 Stock Incentive Plan.
10.22+++++  Knoll, Inc. 1999 Stock Incentive Plan.
10.23+++++  Form of Non-Qualified Stock Option Agreement under the Knoll, Inc. 1999
            Stock Incentive Plan, entered into by the Company and certain executive officers.
21**        Subsidiaries of the Registrant.

-----------------------------------------
*	Incorporated by reference to the Company's Registration Statement on
        Form S-4 (File No. 333-2972), which was declared effective by the Commission on June 12, 1996.
**	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
***	Incorporated by reference to the Company's Registration Statement on
        Form S-1 (File No. 333-23399), which was declared effective by the Commission on May 9, 1997.
****	Incorporated by reference to the Company's Annual Report on Form 10-K, and the amendments thereto, for the year ended December 31, 1998.
+	Incorporated by reference to the Company's Quarterly Report on
        Form 10-Q for the quarter ended September 30, 1999.
++	Incorporated by reference to the Company's Amendment No. 1 to
        Schedule 13E-3, which was filed with the Commission on September 10,
        1999.
+++	Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A, which was filed with the Commission on September 30, 1999.
++++ Incorporated by reference to the Company's Form 8-K dated November 4, 1999, which was filed with the Commission on November 5, 1999.
+++++	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.