Form 10-Q
period 2001-03-31
KNOLL INC
filed 2001-05-14
CIK 1011570

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from ___________ to ____________


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


As of May 11, 2001, there were 23,189,829 shares of the Registrant's common stock, par value $0.01 per share, outstanding.

                                  KNOLL, INC.

                        TABLE OF CONTENTS FOR FORM 10-Q



Item                                                                  Page
----                                                                  ----

                         PART I -- FINANCIAL INFORMATION

1. Condensed Consolidated Financial Statements (Unaudited):
       Condensed Consolidated Balance Sheets at
           March 31, 2001 and December 31, 2000.......................  3
       Condensed Consolidated Statements of Operations for the
           three months ended March 31, 2001 and 2000.................  4
       Condensed Consolidated Statements of Cash Flows for the
           three months ended March 31, 2001 and 2000.................  5
       Notes to the Condensed Consolidated Financial Statements.......  6

2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations..........................................  8

3. Quantitative and Qualitative Disclosures about Market Risk......... 10


                          PART II -- OTHER INFORMATION

2. Changes in Securities and Use of Proceeds.......................... 11

4. Submission of Matters to a Vote of Security Holders................ 11

6. Exhibits and Reports on Form 8-K................................... 11

Signatures............................................................ 12

Exhibit Index......................................................... 13

                         PART I -- FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)
----------------------------------------------------------------


                                   KNOLL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                  (Dollars In Thousands, Except Per Share Data)

                                                                                  March 31, 2001         December 31, 2000
ASSETS                                                                            --------------         -----------------
Current assets:
  Cash and cash equivalents.......................................                   $  14,115               $  22,339
  Customer receivables, net.......................................                     120,916                 132,183
  Inventories.....................................................                      78,785                  79,203
  Deferred income taxes...........................................                      21,998                  22,236
  Prepaid and other current assets................................                       8,753                   7,421
                                                                                     ---------               ---------
     Total current assets.........................................                     244,567                 263,382
Property, plant and equipment.....................................                     300,661                 298,828
Accumulated depreciation..........................................                    (125,735)               (119,199)
                                                                                     ---------               ---------
     Property, plant and equipment, net...........................                     174,926                 179,629
Intangible assets.................................................                     280,120                 280,724
Accumulated amortization..........................................                     (36,849)                (34,845)
                                                                                     ---------               ---------
     Intangible assets, net.......................................                     243,271                 245,879
Other noncurrent assets...........................................                       6,260                   6,240
                                                                                     ---------               ---------
     Total Assets.................................................                   $ 669,024               $ 695,130
                                                                                     =========               =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Current maturities of long-term debt............................                   $  37,500               $  31,250
  Accounts payable................................................                      71,092                  85,795
  Income taxes payable............................................                      15,421                   5,668
  Other current liabilities.......................................                      73,047                 107,991
                                                                                     ---------               ---------
     Total current liabilities....................................                     197,060                 230,704
Dividend payable..................................................                          --                 220,339
Long-term debt....................................................                     599,554                 394,505
Deferred income taxes.............................................                      24,573                  24,675
Other noncurrent liabilities......................................                      33,366                  29,282
                                                                                     ---------               ---------
     Total liabilities............................................                     854,553                 899,505
                                                                                     ---------               ---------
Stockholders' deficit:
  Common stock, $0.01 par value; 100,000,000 shares authorized;
   23,190,829 shares issued and outstanding (net of 15,300
   treasury shares) in 2001 and 23,193,629 shares issued and
   outstanding (net of 12,500 treasury shares) in 2000............                         232                     232
  Additional paid-in-capital......................................                       3,498                   3,591
  Unearned stock grant compensation...............................                          --                      (2)
  Retained deficit................................................                    (173,267)               (195,379)
  Accumulated other comprehensive loss............................                     (15,992)                (12,817)
                                                                                     ---------               ---------
     Total stockholders' deficit..................................                    (185,529)               (204,375)
                                                                                     ---------               ---------
     Total Liabilities and Stockholders' Deficit..................                   $ 669,024               $ 695,130
                                                                                     =========               =========

                            See accompanying notes.

                                  KNOLL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                 (In Thousands)


                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                     ----------------------------------
                                                                                         2001                   2000
                                                                                     ------------            ----------
Sales................................................................                  $253,125               $268,834
Cost of sales........................................................                   152,393                160,651
                                                                                       --------               --------
Gross profit.........................................................                   100,732                108,183
Selling, general and administrative expenses.........................                    50,652                 55,217
                                                                                       --------               --------
Operating income.....................................................                    50,080                 52,966
Interest expense.....................................................                    12,157                 12,477
Other income (expense), net..........................................                       (44)                   436
                                                                                       --------               --------
Income before income tax expense.....................................                    37,879                 40,925
Income tax expense...................................................                    15,767                 16,759
                                                                                       --------               --------
Net income...........................................................                  $ 22,112               $ 24,166
                                                                                       ========               ========


                            See accompanying notes.

                                  KNOLL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                 (In Thousands)


                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                  --------------------------------
                                                                                      2001                 2000
                                                                                  -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.............................................................            $  22,112             $ 24,166
Adjustments to reconcile net income to cash provided by operating activities:
   Depreciation and amortization.......................................                9,133                9,014
   Other noncash items.................................................                  967                  201
   Changes in assets and liabilities:
     Customer receivables..............................................               11,770               11,344
     Inventories.......................................................                  351               (4,445)
     Accounts payable..................................................              (15,059)              (9,316)
     Current and deferred income taxes.................................               10,018               10,928
     Other current assets and liabilities..............................              (36,332)             (12,155)
     Other noncurrent assets and liabilities...........................                  966                  922
                                                                                   ---------             --------
Cash provided by operating activities..................................                3,926               30,659
                                                                                   ---------             --------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures...................................................               (3,198)              (3,140)
Proceeds from sale of assets...........................................                    8                   30
                                                                                   ---------             --------
Cash used in investing activities......................................               (3,190)              (3,110)
                                                                                   ---------             --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment of) revolving credit facilities, net..........              217,500              (16,250)
Repayment of long-term debt............................................               (6,250)              (3,750)
Payment of dividend....................................................             (220,339)                  --
Purchase of common stock...............................................                  (93)                (134)
Payment of recapitalization costs......................................                   --                 (230)
                                                                                   ---------             --------
Cash used in financing activities......................................               (9,182)             (20,364)
                                                                                   ---------             --------

Effect of exchange rate changes on cash and cash equivalents...........                  222                 (393)
                                                                                   ---------             --------

Increase (decrease) in cash and cash equivalents.......................               (8,224)               6,792

Cash and cash equivalents at beginning of period.......................               22,339               10,785
                                                                                   ---------             --------

Cash and cash equivalents at end of period.............................            $  14,115             $ 17,577
                                                                                   =========             ========


                            See accompanying notes.

                                  KNOLL, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                  (Unaudited)





1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Knoll, Inc. (the "Company" or "Knoll") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are reflected in the condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2000 is derived from the Company's 2000 audited balance sheet. The unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001 or other future periods.


2.  Dividend

On December 20, 2000, the Company's Board of Directors declared a special cash dividend of $9.50 per share of common stock payable on January 5, 2001 to stockholders of record as of the close of business on December 20, 2000. The payment of the dividend on January 5, 2001 was funded with borrowings under the Company's senior revolving credit facility.


3.  Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"). The Company adopted SFAS 133 on January 1, 2001. The adoption of SFAS 133 did not have a material effect on earnings or the financial position of the Company.

On the date a derivative instrument is entered into, the Company designates the derivative as (i) a fair value hedge, (ii) a cash flow hedge, (iii) a hedge of a net investment in a foreign operation or (iv) a risk management instrument not eligible for hedge accounting. The Company recognizes all derivatives on the balance sheet at fair value. All derivatives in which the Company was engaged as of January 1, 2001 and March 31, 2001 and during the three months then ended were classified as risk management instruments not eligible for hedge accounting. Changes in the fair value of derivatives classified as risk management instruments not eligible for hedge accounting are reported in earnings in the period the value of the contract changes.

The Company uses interest rate collar agreements to manage its exposure to fluctuations in interest rates on its variable rate debt. At December 31, 2000, the Company had three interest rate collar agreements outstanding with an aggregate notional principal amount of $135.0 million, related weighted average maximum and minimum rates of 10.00% and 5.64%, respectively, and a termination date of February 2003. In February 2001, the Company negotiated modifications to these agreements that increased the aggregate notional principal amount to $200.0 million, decreased the weighted average minimum rate to 5.12% and extended the termination date to February 2004. The aggregate unrealized net loss for such interest rate collar agreements was $3.0 million for the three months ended March 31, 2001 and is recorded as a noncurrent liability in the Company's condensed consolidated balance sheet as of March 31, 2001.

From time to time, the Company enters into foreign currency forward exchange contracts and foreign currency option contracts to manage its exposure to foreign exchange rates associated with purchases of inventory from foreign suppliers. The terms of these contracts are generally less than a year. The aggregate unrealized net loss of the Company's outstanding foreign currency forward exchange contracts for the three months ended March 31, 2001 was not material.


4.  Adjustments to Stock Options

In February 2001, the Stock Plan Committee approved certain adjustments to outstanding stock options in response to dilution created by the special cash dividend paid on January 5, 2001. The adjustments included increasing the number of shares of common stock under option from 3,706,445 to 4,383,968, lowering the range of exercise prices from $15.93 - $33.13 to $13.47 - $28.01 and increasing the number of options available for future grants from 1,076,584 to 1,273,382. All vesting and term provisions of each award remain unchanged. No compensation expense was recognized in connection with the adjustments since
(i) the adjustments were executed in response to an equity restructuring and
(ii) the modifications to the awards did not increase the aggregate intrinsic value of each award and did not reduce the per share ratio of the exercise price to the market value.


5.  Inventories

                                      March 31, 2001        December 31, 2000
                                     ----------------      -------------------
                                                  (In Thousands)

    Raw materials.................       $49,281                 $50,626
    Work in process...............         8,986                   8,633
    Finished goods................        20,518                  19,944
                                         -------                 -------
    Inventories...................       $78,785                 $79,203
                                         =======                 =======

6.  Comprehensive Income

For the three months ended March 31, 2001 and 2000, total comprehensive income amounted to $18.9 million and $23.0 million, respectively.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto and in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2000.

Results of Operations

Comparison of First Quarter Ended March 31, 2001 to First Quarter Ended
  March 31, 2000

Sales. Sales for the first quarter of 2001 were $253.1 million, a decrease of 5.8%, or $15.7 million, from first quarter 2000 sales of $268.8 million. Sales in the first quarter of 2001 for both the Company and the industry were down primarily as a result of a reduction in business confidence, corporate profitability and white-collar employment growth in response to a general softening in the economy in North America. The decrease in the Company's first quarter sales was also due, to a lesser extent, to competitive pricing pressures that have been experienced in connection with the economic slowdown. If current economic conditions persist, the Company anticipates that it will experience negative sales growth for the year 2001.

Gross Profit and Operating Income. In anticipation of lower sales volume in the first quarter of 2001, the Company took steps intended to prevent deterioration of profits as a percentage of sales by aggressively managing certain discretionary costs. Consequently, the Company's gross profit and operating income as a percentage of sales for the first quarter of 2001 were comparable to those of the first quarter of 2000 despite the lower sales volume. As a percentage of sales, gross profit was 39.8% for the first quarter of 2001 and 40.2% for the first quarter of 2000 and operating income was 19.8% for the first quarter of 2001 and 19.7% for the first quarter of 2000. The Company is continuing its aggressive cost management efforts intended to mitigate erosion of its gross profit and operating income as a percentage of sales despite the potential negative sales growth discussed in "Sales."

Interest Expense. Despite somewhat higher outstanding debt balances in the first quarter of 2001 compared to the first quarter of 2000, the Company's interest expense remained relatively unchanged quarter-over-quarter as a result of lower interest rates on variable-rate debt during 2001. Interest rates incurred for borrowings under the Company's credit facilities during the first quarter of 2001 were more favorable due to the improvement of the Company's leverage ratio since December 31, 1999 and lower short-term borrowing rates in response to actions taken by the Federal Reserve to lower the federal funds rate in 2001.

Income Tax Expense. The Company's effective tax rate is directly affected by changes in consolidated pretax income and the mix of pretax income and varying effective tax rates attributable to the countries in which it operates. The mix of pretax income was primarily responsible for the change in the effective tax rate to 41.6% for the first quarter of 2001 from 41.0% for the first quarter of 2000.

Liquidity and Capital Resources

During the three months ended March 31, 2001, the Company generated cash flow from operations of $3.9 million. Cash provided by operations resulted primarily from earnings before depreciation and amortization offset by cash used for working capital purposes, of which a substantial portion related to the payment, in the first quarter of 2001, of December 31, 2000 accruals of employee costs associated with year 2000 performance.

The $3.9 million of cash flow provided by operations in addition to $217.5 million of net borrowings under the senior revolving credit facility and a portion of the December 31, 2000 cash balance were used during the first quarter of 2001 to fund capital expenditures of $3.2 million, repay $6.2 million of debt under the term loan facility and fund the payment of a special cash dividend totaling $220.3 million, or $9.50 per share of common stock. Such dividend was declared by the Company on December 20, 2000 and was payable on January 5, 2001 to stockholders of record as of the close of business on December 20, 2000.

As of March 31, 2001, the Company had an aggregate of $99.7 million available for borrowing under its U.S. and European revolving credit facilities. The Company believes that existing cash balances and internally generated cash flows, together with borrowings available under its revolving credit facilities, will be sufficient to fund normal working capital needs, capital spending requirements and debt service requirements for at least the next twelve months. The Company's debt instruments contain certain covenants that, among other things, limit the Company's ability to incur additional indebtedness, pay dividends and purchase Company stock as well as require the Company to maintain certain financial ratios.

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

The Company cautions that its forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation, the Company's indebtedness, which requires a significant portion of the Company's cash flow from operations to be dedicated to debt service, making such cash flow unavailable for other purposes, and which could limit the Company's flexibility in reacting to changes in its industry or economic conditions generally; fluctuations in industry revenues driven by a variety of macroeconomic factors, including white-collar employment levels, business confidence and corporate profitability and cash flows, as well as by a variety of industry factors such as corporate reengineering and restructuring, technology demands, ergonomic, health and safety concerns and corporate relocations; the impact of the recent downturn in the high-technology industry and in the economy generally; the highly competitive nature of the market in which the Company competes, including the introduction of new products, pricing changes by the Company's competitors and growth rates of the office systems category; risks associated with the Company's growth strategy, including the risk that the Company's introduction of new products will not achieve the same degree of success achieved historically by the Company's products; the Company's dependence on key personnel; the ability of the Company to maintain its relationships with its dealers; the Company's reliance on its patents and other intellectual property; environmental laws and regulations, including those that may be enacted in the future, that affect the ownership and operation of the Company's manufacturing plants; risks relating to potential labor disruptions; risks associated with conducting business via the Internet and the Company's ability to react appropriately and in a timely fashion to changing technologies and business models; and fluctuations in foreign currency exchange rates.
Except as otherwise required by the federal securities laws, the Company disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this Form 10-Q to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

During the normal course of business, the Company is routinely subjected to market risk associated with interest rate movements and foreign currency exchange rate movements. Interest rate risk arises from the Company's debt obligations and related interest rate collar agreements. Foreign currency exchange rate risk arises from the Company's foreign operations and purchases of inventory from foreign suppliers. There have been no material changes in the carrying amounts or fair values of the Company's financial instruments or its exposure to market risk since December 31, 2000 except as described below.

The Company had $529.0 million of variable rate debt outstanding at March 31, 2001, which is an increase of $211.3 million from December 31, 2000. Such increase is related to net borrowings of $217.5 million under the senior revolving credit facility, which includes borrowings to fund the payment of a special cash dividend totaling $220.3 million on January 5, 2001, offset by the repayment of $6.2 million of debt under the term loan facility. The fair value of the Company's variable rate debt continues to approximate its carrying amount.

As previously disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2000, in February 2001, the Company negotiated modifications to its interest rate collar agreements that existed at December 31, 2000. Such modifications included increasing the aggregate notional principal amount from $135.0 million to $200.0 million, decreasing the weighted average minimum rate from 5.64% to 5.12% and extending the termination date from February 2003 to February 2004. The aggregate fair value of the modified agreements from the Company's perspective changed to ($3.0) million at March 31, 2001. This amount has been recognized as an unrealized loss in the Company's condensed consolidated statement of operations for the three months ended March 31, 2001 and as a noncurrent liability in its condensed consolidated balance sheet as of March 31, 2001.

                          PART II -- OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------

Restrictions on Dividends

The credit agreement governing the Company's credit facilities and the indenture relating to the Company's 10.875% Senior Subordinated Notes due 2006 contain certain covenants that, among other things, limit the Company's ability to purchase Knoll stock and pay dividends to its stockholders. On December 20, 2000, the Company's Board of Directors declared a special cash dividend of $9.50 per share of common stock (approximately $220.3 million in the aggregate) payable on January 5, 2001 to stockholders of record as of the close of business on December 20, 2000. Such dividend was in compliance with the covenants contained in the aforementioned debt agreements, as amended. Prior to December 20, 2000, the Company had never declared any dividends on its common stock. Any future determination to pay dividends will depend on the Company's results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant by the Board of Directors.

Recent Sales of Unregistered Securities

Options to purchase an aggregate of 200,000 shares of Knoll common stock were granted to certain employees of the Company on February 6, 2001. These options were granted at an exercise price of $34.50, will vest in installments over four years (30% on the first vesting date, 20% on each of the second and third vesting dates and 30% on the fourth vesting date) and may be exercised pursuant to the terms of the related stock option agreements. The Company did not receive any consideration for such grants. These grants were exempt from registration under the Securities Act of 1933, as amended, as not involving the sale of a security.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

On March 19, 2001, by written consent of the Company's majority stockholder in an action taken without a meeting, the employment agreements for Andrew B. Cogan and Kathleen G. Bradley were approved. This approval was obtained in compliance with Section 280G(b)(5) of the Internal Revenue Code of 1986, as amended.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

a. Exhibits:

   10.1* Letter Agreement, dated as of March 23, 2001, between the Company and John H. Lynch.
   10.2* Employment Agreement, dated as of March 23, 2001, between the Company and Andrew B. Cogan.
   10.3* Employment Agreement, dated as of March 23, 2001, between the Company and Kathleen G. Bradley.

b. Current Reports on Form 8-K:

   The Company did not file any reports on Form 8-K during the three months ended March 31, 2001.


--------------------------------------------------------------------------------

* Incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 2000.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        KNOLL, INC.



Date:  May 14, 2001                     By:    /s/ Burton B. Staniar
                                             -------------------------------
                                               Burton B. Staniar
                                               Chairman of the Board


Date:  May 14, 2001                     By:    /s/ Barry L. McCabe
                                             -------------------------------
                                               Barry L. McCabe
                                               Senior Vice President,
                                               Treasurer and Controller
                                                 (Principal Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------



Exhibit
 Number                       Description                                  Page
--------  ---------------------------------------------------------       ------

 10.1* Letter Agreement, dated as of March 23, 2001, between the Company and John H. Lynch.
 10.2* Employment Agreement, dated as of March 23, 2001, between the Company and Andrew B. Cogan.
 10.3* Employment Agreement, dated as of March 23, 2001, between the Company and Kathleen G. Bradley.


--------------------------------------------------------------------------------
* Incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 2000.