Form 10-Q
period 2001-06-30
KNOLL INC
filed 2001-08-13
CIK 1011570

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

              For the transition period from _________ to _________


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

As of August 6, 2001, there were 23,188,829 shares of the Registrant's common stock, par value $0.01 per share, outstanding.

                                   KNOLL, INC.

                         TABLE OF CONTENTS FOR FORM 10-Q

Item                                                                        Page
----                                                                        ----

                         PART I -- FINANCIAL INFORMATION

1. Condensed Consolidated Financial Statements (Unaudited):
       Condensed Consolidated Balance Sheets at June 30, 2001
            and December 31, 2000...........................................   3
       Condensed Consolidated Statements of Operations for the three months
            and six months ended June 30, 2001 and 2000.....................   4
       Condensed Consolidated Statements of Cash Flows for the six months
            ended June 30, 2001 and 2000....................................   5
       Notes to the Condensed Consolidated Financial Statements.............   6

2. Management's Discussion and Analysis of Financial Condition and Results
       of Operations........................................................   8

3. Quantitative and Qualitative Disclosures about Market Risk...............  10


                        PART II -- OTHER INFORMATION

2. Changes in Securities and Use of Proceeds................................  11

6. Exhibits and Reports on Form 8-K.........................................  11

Signatures .................................................................  12

                         PART I -- FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)
----------------------------------------------------------------

                                   KNOLL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                  (Dollars In Thousands, Except Per Share Data)

                                                                   June 30, 2001   December 31, 2000
                                                                   -------------   -----------------
ASSETS
Current assets:
    Cash and cash equivalents ....................................   $  26,787          $  22,339
    Customer receivables, net ....................................     120,878            132,183
    Inventories ..................................................      71,500             79,203
    Deferred income taxes ........................................      18,076             22,236
    Prepaid and other current assets .............................       6,256              7,421
                                                                     ---------          ---------
         Total current assets ....................................     243,497            263,382
Property, plant and equipment ....................................     302,018            298,828
Accumulated depreciation .........................................    (129,213)          (119,199)
                                                                     ---------          ---------
         Property, plant and equipment, net ......................     172,805            179,629
Intangible assets ................................................     280,450            280,724
Accumulated amortization .........................................     (38,950)           (34,845)
                                                                     ---------          ---------
         Intangible assets, net ..................................     241,500            245,879
Other noncurrent assets ..........................................       5,986              6,240
                                                                     ---------          ---------
         Total Assets ............................................   $ 663,788          $ 695,130
                                                                     =========          =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Current maturities of long-term debt .........................   $  43,750          $  31,250
    Accounts payable .............................................      75,887             85,795
    Income taxes payable .........................................       3,974              5,668
    Other current liabilities ....................................      82,271            107,991
                                                                     ---------          ---------
         Total current liabilities ...............................     205,882            230,704
Dividend payable .................................................          --            220,339
Long-term debt ...................................................     561,488            394,505
Deferred income taxes ............................................      23,863             24,675
Other noncurrent liabilities .....................................      32,978             29,282
                                                                     ---------          ---------
         Total liabilities .......................................     824,211            899,505
                                                                     ---------          ---------
Stockholders' deficit:
    Common stock, $0.01 par value; 100,000,000 shares
       authorized; 23,189,829 shares issued and outstanding
       (net of 16,300 treasury shares) in 2001 and 23,193,629
       shares issued and outstanding (net of 12,500 treasury
       shares) in 2000 ...........................................         232                232
    Additional paid-in-capital ...................................       3,464              3,591
    Unearned stock grant compensation ............................          --                 (2)
    Retained deficit .............................................    (149,777)          (195,379)
    Accumulated other comprehensive loss .........................     (14,342)           (12,817)
                                                                     ---------          ---------
         Total stockholders' deficit .............................    (160,423)          (204,375)
                                                                     ---------          ---------
         Total Liabilities and Stockholders' Deficit .............   $ 663,788          $ 695,130
                                                                     =========          =========

                             See accompanying notes.

                                   KNOLL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                 (In Thousands)

                                        Three Months Ended        Six Months Ended
                                             June 30,                  June 30,
                                      ----------------------    ----------------------
                                        2001          2000        2001          2000
                                      --------      --------    --------      --------
Sales ..............................  $261,102      $315,374    $514,227      $584,208
Cost of sales ......................   155,805       182,937     308,198       343,588
                                      --------      --------    --------      --------
Gross profit .......................   105,297       132,437     206,029       240,620
Selling, general and administrative
   expenses ........................    53,237        61,753     103,889       116,970
                                      --------      --------    --------      --------
Operating income ...................    52,060        70,684     102,140       123,650
Interest expense ...................    10,864        11,718      23,021        24,195
Other income (expense), net ........    (1,571)        1,126      (1,615)        1,562
                                      --------      --------    --------      --------
Income before income tax expense ...    39,625        60,092      77,504       101,017
Income tax expense .................    16,135        24,174      31,902        40,933
                                      --------      --------    --------      --------
Net income .........................  $ 23,490      $ 35,918    $ 45,602      $ 60,084
                                      ========      ========    ========      ========


                             See accompanying notes.

                                   KNOLL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (In Thousands)

                                                                     Six Months Ended
                                                                         June 30,
                                                                ----------------------------
                                                                   2001             2000
                                                                ----------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ...................................................  $  45,602        $ 60,084
Adjustments to reconcile net income to cash provided by
   operating activities:
      Depreciation and amortization ..........................     18,348          18,024
      Other noncash items ....................................      2,348             118
      Changes in assets and liabilities:
          Customer receivables ...............................     11,123          12,539
          Inventories ........................................      7,391          (3,438)
          Accounts payable ...................................     (9,687)         10,256
          Current and deferred income taxes ..................      2,767           8,553
          Other current assets and liabilities ...............    (25,624)          7,002
          Other noncurrent assets and liabilities ............      1,534          (3,135)
                                                                ---------        --------
Cash provided by operating activities ........................     53,802         110,003
                                                                ---------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures .........................................     (8,144)         (8,119)
Proceeds from sale of assets .................................         57              92
                                                                ---------        --------
Cash used in investing activities ............................     (8,087)         (8,027)
                                                                ---------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment of) revolving credit
   facilities, net ...........................................    192,000         (91,718)
Repayment of long-term debt ..................................    (12,500)         (7,500)
Payment of dividend ..........................................   (220,339)             --
Purchase of common stock .....................................       (128)           (162)
Payment of recapitalization costs ............................         --            (230)
                                                                ---------        --------
Cash used in financing activities ............................    (40,967)        (99,610)
                                                                ---------        --------
Effect of exchange rate changes on cash and cash
   equivalents ...............................................       (300)           (957)
                                                                ---------        --------

Increase in cash and cash equivalents ........................      4,448           1,409

Cash and cash equivalents at beginning of period .............     22,339          10,785
                                                                ---------        --------

Cash and cash equivalents at end of period ...................  $  26,787        $ 12,194
                                                                =========        ========


                             See accompanying notes.

                                   KNOLL, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Knoll, Inc. (the "Company" or "Knoll") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are reflected in the condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2000 is derived from the Company's 2000 audited balance sheet. The unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 2000. The results of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001 or other future periods.


2.  Dividend

On December 20, 2000, the Company's Board of Directors declared a special cash dividend of $9.50 per share of common stock, or $220.3 million in the aggregate, payable on January 5, 2001 to stockholders of record as of the close of business on December 20, 2000. The payment of the dividend on January 5, 2001 was funded with borrowings under the Company's senior revolving credit facility.


3.  Derivative Instruments and Hedging Activities

The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"), on January 1, 2001. The adoption of SFAS 133 did not have a material effect on the earnings or financial position of the Company.

On the date a derivative instrument is entered into, the Company designates the derivative as (i) a fair value hedge, (ii) a cash flow hedge, (iii) a hedge of a net investment in a foreign operation or (iv) a risk management instrument not eligible for hedge accounting. The Company recognizes all derivatives on the balance sheet at fair value. All derivatives in which the Company was engaged as of January 1, 2001 and June 30, 2001 and during the six months then ended, which include interest rate collar agreements and foreign currency forward exchange contracts, were classified as risk management instruments not eligible for hedge accounting. Changes in the fair value of derivatives classified as risk management instruments not eligible for hedge accounting are reported in earnings in the period the value of the contract changes. The net amount paid or received upon quarterly settlements for interest rate collar agreements and the net gain or loss incurred upon settlement of foreign currency forward exchange contracts are recorded as an adjustment to interest expense and cost of sales, respectively, while the remaining change in fair value is recorded as a component of other income (expense).

The Company uses interest rate collar agreements to manage its exposure to fluctuations in interest rates on its variable rate debt. At December 31, 2000, the Company had three interest rate collar agreements outstanding with an aggregate notional principal amount of $135.0 million, related weighted average maximum and minimum rates of 10.00% and 5.64%, respectively, and a termination date of February 2003. In February 2001, the Company negotiated modifications to these agreements that increased the aggregate notional principal amount to $200.0 million, decreased the weighted average minimum rate to 5.12% and extended the termination date to February 2004. The aggregate fair value of such interest rate collar agreements as of June 30, 2001 was $3.1 million, which was recorded as a liability in the Company's condensed consolidated balance sheet. The aggregate net loss related to these agreements was $0.1 million and $3.1 million for the three months and six months ended June 30, 2001, respectively, and was recorded as a component of other expense.

From time to time, the Company enters into foreign currency forward exchange contracts and foreign currency option contracts to manage its exposure to foreign exchange rates associated with purchases of inventory from foreign suppliers. The terms of these contracts are generally less than a year. The aggregate fair value as of June 30, 2001 as well as the aggregate net gain for the six months ended June 30, 2001 related to the Company's foreign currency forward exchange contracts was not material.


4.  Adjustments to Stock Options

In February 2001, the Stock Option Committee of the Board of Directors approved certain adjustments to outstanding stock options in response to dilution created by the special cash dividend paid on January 5, 2001. The adjustments included increasing the number of shares of common stock under option from 3,706,445 to 4,383,968, lowering the range of exercise prices from $15.93 - $33.13 to $13.47
- $28.01 and increasing the number of options available for future grants from 1,076,584 to 1,273,382. All vesting and term provisions of each award remain unchanged. No compensation expense was recognized in connection with the adjustments since (i) the adjustments were executed in response to an equity restructuring and (ii) the modifications to the awards did not increase the aggregate intrinsic value of each award and did not reduce the per share ratio of the exercise price to the market value.


5.  Inventories

                                            June 30, 2001      December 31, 2000
                                            -------------      -----------------
                                                      (In Thousands)

       Raw materials ......................    $41,698             $50,626
       Work in process ....................      8,036               8,633
       Finished goods .....................     21,766              19,944
                                               -------             -------
       Inventories ........................    $71,500             $79,203
                                               =======             =======


6.  Comprehensive Income

For the three months ended June 30, 2001 and 2000, total comprehensive income amounted to $25.2 million and $33.7 million, respectively. Total comprehensive income for the six months ended June 30, 2001 and 2000 was $44.1 million and $56.7 million, respectively.


7.  Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangibles" ("SFAS 142"). SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and changes the criteria to recognize intangible assets apart from goodwill. SFAS 142 prescribes that goodwill and certain other intangible assets should no longer be amortized to earnings, but instead should be reviewed for impairment on at least an annual basis. With respect to intangible assets recorded as of June 30, 2001, the Company is required to adopt SFAS 141 and SFAS 142 on January 1, 2002. Knoll has not yet determined what the effect of these statements will be on the earnings and financial position of the Company.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -----------------------------------------------------------------------

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto and in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2000.

Overview

2001 is shaping up to be the most challenging year the United States office furniture industry has faced in the last thirty years. A reduction in business confidence, corporate profitability and white-collar employment growth in response to a general softening in the economy in North America have directly affected sales of office furniture. The economic slowdown in North America has led to a significant reduction in sales volume in 2001 compared to 2000 and an extremely competitive pricing environment within the industry.

Despite the current economic slowdown, the Company continues to invest aggressively in the development of new products and other sales and marketing initiatives designed to gain market share. At NeoCon 2001, a contract furniture trade show held annually in June, the Company introduced many new products, including the A3(TM) office system, the Crinion Collection(TM) and two seating offerings, as well as enhancements to each of its existing office system product lines. The Company also continues to pursue and implement technological initiatives designed to streamline its order entry process and provide customers with readily accessible product information tailored specifically to their individual demands. The Company believes that its continued focus on the above initiatives will enable Knoll to be well positioned to meet the needs of its customers as macroeconomic conditions improve.

Results of Operations

Comparison of Second Quarter and Six Months Ended June 30, 2001 to Second
   Quarter and Six Months Ended June 30, 2000

Sales. Sales for the second quarter of 2001 were $261.1 million, a decrease of 17.2%, or $54.3 million, from the Company's highest ever quarterly sales of $315.4 million achieved in the second quarter of 2000. Sales for the six months ended June 30, 2001 were $514.2 million, a decrease of 12.0%, or $70.0 million, from sales of $584.2 million for the same period of 2000. Sales in the second quarter and six months of 2001 were down primarily as a result of decreased volume attributable to the economic slowdown. The decreases in the Company's second quarter and six month 2001 sales were also due, to a lesser extent, to competitive pricing pressures that have been experienced in connection with the economic slowdown. The Company believes that current economic conditions will persist through the remainder of 2001, and therefore expects to experience a decline in sales for the full year of 2001 as compared to 2000.

Gross Profit and Operating Income. In anticipation of lower sales volume in the second quarter and six months of 2001, the Company took steps intended to prevent significant deterioration of profits as a percentage of sales by aggressively managing certain discretionary and factory costs. As a percentage of sales, gross profit was 40.3% and 40.1% for the second quarter and six months ended June 30, 2001, respectively, and 42.0% and 41.2% for the second quarter and six months ended June 30, 2000, respectively. Operating income as a percentage of sales was 19.9% for both the second quarter and six months ended June 30, 2001 and 22.4% and 21.2% for the second quarter and six months ended June 30, 2000, respectively. The decreases in the gross profit and operating income percentages from 2000 to 2001 are due primarily to lower sales volume allowing less absorption of fixed overhead costs in the second quarter and six months ended June 30, 2001 compared to the same periods of 2000. As economic conditions are not expected to improve through the remainder of this year, the Company expects to continue with its efforts to aggressively manage certain discretionary and factory costs.

Interest Expense. Despite higher outstanding debt balances in the second quarter and six months ended June 30, 2001 compared to the same periods of 2000, the Company's interest expense decreased $0.8 million quarter-over-quarter and $1.2 million six months-over-six months as a result of lower interest rates on variable-rate debt during 2001. Interest rates incurred for borrowings under the Company's credit facilities during the second quarter and six months ended June 30, 2001 were more favorable due to the improvement of the Company's leverage ratio since December 31, 1999 and lower short-term borrowing rates in response to actions taken by the United States Federal Reserve to lower the federal funds rate in 2001.

Income Tax Expense. The Company's effective tax rate is directly affected by changes in consolidated pretax income and the mix of pretax income and varying effective tax rates attributable to the countries in which it operates. The mix of pretax income was primarily responsible for the change in the effective tax rate to 40.7% for the second quarter of 2001 from 40.2% for the second quarter of 2000 and to 41.2% for the six months ended June 30, 2001 from 40.5% for the same period of 2000.

Liquidity and Capital Resources

During the six months ended June 30, 2001, the Company generated cash flow from operations of $53.8 million. Cash provided by operations resulted primarily from earnings before depreciation, amortization and other noncash charges offset by cash used for working capital purposes. A substantial portion of cash used for working capital purposes related to the payment, in the first quarter of 2001, of December 31, 2000 accruals of employee costs associated with year 2000 performance.

The $53.8 million of cash flow provided by operations in addition to $192.0 million of net borrowings under the senior revolving credit facility were used during the six months ended June 30, 2001 to fund capital expenditures of $8.1 million, repay $12.5 million of debt under the term loan facility and fund the payment of a special cash dividend totaling $220.3 million, or $9.50 per share of common stock. Such dividend was declared by the Company on December 20, 2000 and was payable on January 5, 2001 to stockholders of record as of the close of business on December 20, 2000.

As of June 30, 2001, the Company had an aggregate of $124.0 million available for borrowing under its U.S. and European revolving credit facilities. The Company believes that existing cash balances and internally generated cash flows, together with borrowings available under its revolving credit facilities, will be sufficient to fund normal working capital needs, capital spending requirements and debt service requirements for at least the next twelve months. The Company's debt instruments contain certain covenants that, among other things, limit the Company's ability to incur additional indebtedness, pay dividends and purchase Company stock as well as require the Company to maintain certain financial ratios.

Recently Issued Accounting Pronouncements

In June 2001, the FASB approved the issuance of SFAS 141 and SFAS 142. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and changes the criteria to recognize intangible assets apart from goodwill. SFAS 142 prescribes that goodwill and certain other intangible assets should no longer be amortized to earnings, but instead should be reviewed for impairment on at least an annual basis. With respect to intangible assets recorded as of June 30, 2001, the Company is required to adopt SFAS 141 and SFAS 142 on January 1, 2002. Knoll has not yet determined what the effect of these statements will be on the earnings and financial position of the Company.

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

The Company cautions that its forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation, the impact of the continuing downturn in the North American economy generally and in the high-technology industry; further fluctuations in industry revenues driven by a variety of macroeconomic factors, including white-collar employment levels, business confidence and corporate profitability and cash flows, as well as by a variety of industry factors such as corporate reengineering and restructuring, technology demands, ergonomic, health and safety concerns and corporate relocations; competitive pricing within the contract office furniture industry; the Company's indebtedness, which requires a significant portion of the Company's cash flow from operations to be dedicated to debt service, making such cash flow unavailable for other purposes, and which could limit the Company's flexibility in reacting to changes in its industry or economic conditions generally; the highly competitive nature of the market in which the Company competes, including the introduction of new products, pricing changes by the Company's competitors and growth rates of the office systems category; risks associated with the Company's growth strategy, including the risk that the Company's introduction of new products will not achieve the same degree of success achieved historically by the Company's products; the Company's dependence on key personnel; the ability of the Company to maintain its relationships with its dealers; the Company's reliance on its patents and other intellectual property; environmental laws and regulations, including those that may be enacted in the future, that affect the ownership and operation of the Company's manufacturing plants; risks relating to potential labor disruptions; risks associated with conducting business via the Internet and the Company's ability to react appropriately and in a timely fashion to changing technologies and business models; and fluctuations in foreign currency exchange rates. Except as otherwise required by the federal securities laws, the Company disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this Form 10-Q to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


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

The Company had $497.3 million of variable rate debt outstanding at June 30, 2001, which is an increase of $179.5 million from December 31, 2000. Such increase is related to net borrowings of $192.0 million under the senior revolving credit facility, which includes borrowings to fund the payment of a special cash dividend totaling $220.3 million on January 5, 2001, offset by the repayment of $12.5 million of debt under the term loan facility. The fair value of the Company's variable rate debt continues to approximate its carrying amount.

As previously disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2000, in February 2001, the Company negotiated modifications to its interest rate collar agreements that existed at December 31, 2000. Such modifications included increasing the aggregate notional principal amount from $135.0 million to $200.0 million, decreasing the weighted average minimum rate from 5.64% to 5.12% and extending the termination date from February 2003 to February 2004. The aggregate fair value of the modified agreements from the Company's perspective changed to ($3.1) million at June 30, 2001. This fair value has been recognized as a liability in the Company's condensed consolidated balance sheet as of June 30, 2001. In addition, the Company recognized an aggregate net loss related to the interest rate collar agreements of $0.1 million and $3.1 million as a component of other expense in the condensed consolidated statements of operations for the three months and six months ended June 30, 2001, respectively.

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


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

a.   Exhibits:

     None.

b.   Current Reports on Form 8-K:

     The Company did not file any reports on Form 8-K during the three months ended June 30, 2001.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    KNOLL, INC.



Date:  August 13, 2001              By:      /s/ Burton B. Staniar
                                         ----------------------------------
                                             Burton B. Staniar
                                             Chairman of the Board


Date:  August 13, 2001              By:      /s/ Barry L. McCabe
                                         ----------------------------------
                                             Barry L. McCabe
                                             Senior Vice President,
                                             Treasurer and Controller
                                                (Principal Accounting Officer)