Form 10-Q
period 2001-09-30
KNOLL INC
filed 2001-11-13
CIK 1011570

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2001

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

As of November 7, 2001, there were 23,182,829 shares of the Registrant's common stock, par value $0.01 per share, outstanding.

                                  KNOLL, INC.

                        TABLE OF CONTENTS FOR FORM 10-Q


Item                                                                     Page
----                                                                     ----

                        PART I -- FINANCIAL INFORMATION

  1.  Condensed Consolidated Financial Statements (Unaudited):
          Condensed Consolidated Balance Sheets at September 30, 2001
            and December 31, 2000......................................    3
          Condensed Consolidated Statements of Operations for the
            three months and nine months ended September 30, 2001
            and 2000...................................................    4
          Condensed Consolidated Statements of Cash Flows for the
            nine months ended September 30, 2001 and 2000..............    5
          Notes to the Condensed Consolidated Financial Statements.....    6

  2.  Management's Discussion and Analysis of Financial Condition
        and Results of Operations......................................    9

  3.  Quantitative and Qualitative Disclosures about Market Risk.......   11


                          PART II -- OTHER INFORMATION

  2.  Changes in Securities and Use of Proceeds........................   13

  6.  Exhibits and Reports on Form 8-K.................................   13

  Signatures...........................................................   14

                        PART I -- FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)
----------------------------------------------------------------

                                  KNOLL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                 (Dollars In Thousands, Except Per Share Data)

                                        September 30, 2001   December 31, 2000
                                        ------------------   -----------------
ASSETS
Current assets:
    Cash and cash equivalents........       $  16,675            $  22,339
    Customer receivables, net........         121,479              132,183
    Inventories......................          68,478               79,203
    Deferred income taxes............          21,165               22,236
    Prepaid and other current
      assets.........................           7,360                7,421
                                            ---------            ---------
        Total current assets.........         235,157              263,382
Property, plant and equipment........         305,771              298,828
Accumulated depreciation.............        (135,207)            (119,199)
                                            ---------            ---------
        Property, plant and
          equipment, net.............         170,564              179,629
Intangible assets....................         279,978              280,724
Accumulated amortization.............         (40,954)             (34,845)
                                            ---------            ---------
        Intangible assets, net.......         239,024              245,879
Other noncurrent assets..............           5,672                6,240
                                            ---------            ---------
        Total Assets.................       $ 650,417            $ 695,130
                                            =========            =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Current maturities of long-
      term debt......................       $  50,000            $  31,250
    Accounts payable.................          63,826               85,795
    Income taxes payable.............          16,041                5,668
    Other current liabilities........          86,205              107,991
                                            ---------            ---------
        Total current liabilities....         216,072              230,704
Dividend payable.....................              --              220,339
Long-term debt.......................         515,047              394,505
Deferred income taxes................          24,732               24,675
Other noncurrent liabilities.........          34,694               29,282
                                            ---------            ---------
        Total liabilities............         790,545              899,505
                                            ---------            ---------
Stockholders' deficit:
    Common stock, $0.01 par value;
      100,000,000 shares authorized;
      23,185,329 shares issued and
      outstanding (net of 20,800
      treasury shares) in 2001 and
      23,193,629 shares issued and
      outstanding (net of 12,500
      treasury shares) in 2000.......             232                  232
    Additional paid-in-capital.......           3,309                3,591
    Unearned stock grant
      compensation...................              --                   (2)
    Retained deficit.................        (127,412)            (195,379)
    Accumulated other
      comprehensive loss.............         (16,257)             (12,817)
                                            ---------            ---------
        Total stockholders' deficit..        (140,128)            (204,375)
                                            ---------            ---------
        Total Liabilities and
          Stockholders' Deficit......       $ 650,417            $ 695,130
                                            =========            =========

                            See accompanying notes.

                                  KNOLL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                 (In Thousands)

                                Three Months Ended       Nine Months Ended
                                  September 30,            September 30,
                              ----------------------   ----------------------
                                 2001        2000         2001        2000
                              ----------  ----------   ----------  ----------
Sales......................    $250,293    $295,357     $764,520    $879,565
Cost of sales..............     150,136     173,075      458,334     516,663
                               --------    --------     --------    --------
Gross profit...............     100,157     122,282      306,186     362,902
Selling, general and
  administrative expenses..      47,057      58,188      150,946     175,158
Restructuring charge.......       2,155          --        2,155          --
                               --------    --------     --------    --------
Operating income...........      50,945      64,094      153,085     187,744
Interest expense...........       9,999      10,699       33,020      34,894
Other income (expense),
  net......................      (2,725)      1,044       (4,340)      2,606
                               --------    --------     --------    --------
Income before income tax
  expense..................      38,221      54,439      115,725     155,456
Income tax expense.........      15,856      21,948       47,758      62,881
                               --------    --------     --------    --------
Net income.................    $ 22,365    $ 32,491     $ 67,967    $ 92,575
                               ========    ========     ========    ========

                            See accompanying notes.

                                  KNOLL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                 (In Thousands)

                                                     Nine Months Ended
                                                       September 30,
                                                  ------------------------
                                                     2001          2000
                                                  ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.....................................   $  67,967     $  92,575
Adjustments to reconcile net income to cash
  provided by operating activities:
      Depreciation and amortization............      27,668        26,944
      Other noncash items......................       5,802          (466)
      Changes in assets and liabilities:
          Customer receivables.................      11,144        23,409
          Inventories..........................      10,613        (1,090)
          Accounts payable.....................     (22,158)        8,108
          Current and deferred income taxes....      13,486         8,210
          Other current assets and
            liabilities........................     (27,765)        3,357
          Other noncurrent assets and
            liabilities........................       2,463        (1,741)
                                                  ---------     ---------
Cash provided by operating activities..........      89,220       159,306
                                                  ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures...........................     (13,738)      (11,916)
Proceeds from sale of assets...................          70            93
                                                  ---------     ---------
Cash used in investing activities..............     (13,668)      (11,823)
                                                  ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment of) revolving
  credit facilities, net.......................     158,000      (134,685)
Repayment of long-term debt....................     (18,750)      (11,250)
Payment of dividend............................    (220,339)           --
Purchase of common stock.......................        (282)         (218)
Payment of recapitalization costs..............          --          (230)
                                                  ---------     ---------
Cash used in financing activities..............     (81,371)     (146,383)
                                                  ---------     ---------
Effect of exchange rate changes on cash and
  cash equivalents.............................         155        (1,416)
                                                  ---------      --------

Decrease in cash and cash equivalents..........      (5,664)         (316)

Cash and cash equivalents at beginning
  of period....................................      22,339        10,785
                                                  ---------     ---------

Cash and cash equivalents at end of period.....   $  16,675     $  10,469
                                                  =========     =========

                            See accompanying notes.

                                  KNOLL, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                  (Unaudited)


1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Knoll, Inc. (the "Company" or "Knoll") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are reflected in the condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2000 is derived from the Company's 2000 audited balance sheet. The unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 2000. The results of operations for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001 or other future periods.


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

On the date a derivative instrument is entered into, the Company designates the derivative as (i) a fair value hedge, (ii) a cash flow hedge, (iii) a hedge of a net investment in a foreign operation or (iv) a risk management instrument not eligible for hedge accounting. The Company recognizes all derivatives on the balance sheet at fair value. All derivatives in which the Company was engaged as of January 1, 2001 and September 30, 2001 and during the nine months then ended, which include interest rate collar agreements and foreign currency forward exchange contracts, were classified as risk management instruments not eligible for hedge accounting. Changes in the fair value of derivatives classified as risk management instruments not eligible for hedge accounting are reported in earnings in the period the value of the contract changes. The net amount paid or received upon quarterly settlements for interest rate collar agreements and the net gain or loss incurred upon settlement of foreign currency forward exchange contracts are recorded as an adjustment to interest expense and cost of sales, respectively, while the remaining change in fair value is recorded as a component of other income (expense).

The Company uses interest rate collar agreements to manage its exposure to fluctuations in interest rates on its variable-rate debt. At December 31, 2000, the Company had three interest rate collar agreements outstanding with an aggregate notional principal amount of $135.0 million, related weighted average maximum and minimum rates of 10.00% and 5.64%, respectively, and a termination date of February 2003. In February 2001, the Company negotiated modifications to these agreements that increased the aggregate notional principal amount to $200.0 million, decreased the weighted average minimum rate to 5.12% and extended the termination date to February 2004. The aggregate fair value of such interest rate collar agreements from the Company's perspective as of

September 30, 2001 was ($8.3) million, of which $4.7 million was recorded as a current liability and $3.6 million was recorded as a noncurrent liability in the Company's unaudited condensed consolidated balance sheet. For the three months ended September 30, 2001, the Company recognized an aggregate net loss related to these agreements of $5.6 million, of which $0.9 million was recorded as interest expense and $4.7 million was recorded as a component of other expense in the Company's unaudited condensed consolidated statement of operations. For the nine months ended September 30, 2001, the Company recognized an aggregate net loss related to these agreements of $8.7 million, of which $0.9 million was recorded as interest expense and $7.8 million was recorded as a component of other expense.

From time to time, the Company enters into foreign currency forward exchange contracts and foreign currency option contracts to manage its exposure to foreign exchange rates associated with purchases of inventory from foreign suppliers. The terms of these contracts are generally less than a year. The aggregate fair value as of September 30, 2001 as well as the aggregate net gain for the nine months ended September 30, 2001 related to the Company's foreign currency forward exchange contracts was not material.


4.  Restructuring

In September 2001, the Company adopted a restructuring plan to eliminate certain salaried positions in its workforce in North America. In connection with the adoption of this plan, the Company recorded a restructuring charge of $2.2 million for severance and other termination benefits.


5.  Adjustments to Stock Options

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


6.  Inventories

                                       September 30, 2001    December 31, 2000
                                       ------------------    -----------------
                                                    (In Thousands)
        Raw materials...............         $39,013              $50,626
        Work in process.............           7,768                8,633
        Finished goods..............          21,697               19,944
                                             -------              -------
        Inventories..................        $68,478              $79,203
                                             =======              =======


7.  Comprehensive Income

For the three months ended September 30, 2001 and 2000, total comprehensive income amounted to $20.4 million and $30.0 million, respectively. Total comprehensive income for the nine months ended September 30, 2001 and 2000 was $64.5 million and $86.7 million, respectively.

8.  Recently Issued Accounting Pronouncements

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

Overview

The office furniture industry in the United States is currently experiencing the most severe industry downturn in the last thirty years. A reduction in business confidence, corporate profitability, corporate spending and growth of white-collar employment in response to a general softening in the economy in North America have directly affected sales of office furniture. The economic slowdown in North America has led to a significant reduction in sales volume in 2001 compared to 2000 and an extremely competitive pricing environment within the industry. The tragic events of September 11, 2001 and continued aftermath have exacerbated the economic slowdown and added to general economic uncertainty. These conditions are expected to continue to negatively impact the office furniture industry for the remainder of 2001 as well as into 2002.

The Company continues to aggressively manage its cost structure in light of current economic conditions and uncertainty, but at the same time continues to focus on initiatives that it believes will enable Knoll to be well positioned to meet the needs of its customers once economic conditions improve. Such initiatives include (i) investing in the development of new products and other sales and marketing initiatives designed to gain market share and (ii) pursuing and implementing technological initiatives designed to streamline the Company's order entry process and provide customers with readily accessible product information tailored specifically to their individual demands.

Results of Operations

Comparison of Third Quarter and Nine Months Ended September 30, 2001 to Third
  Quarter and Nine Months Ended September 30, 2000

Sales. Sales for the third quarter of 2001 were $250.3 million, a decrease of 15.3%, or $45.1 million, from sales of $295.4 million for the third quarter of 2000. Sales for the nine months ended September 30, 2001 were $764.5 million, a decrease of 13.1%, or $115.1 million, from sales of $879.6 million for the same period of 2000. Sales in the third quarter and nine months of 2001 were down primarily as a result of decreased volume attributable to the economic slowdown. The decreases in the Company's third quarter and nine month 2001 sales were also due, to a lesser extent, to competitive pricing pressures that have been experienced in connection with the economic slowdown.

Gross Profit and Operating Income. In anticipation of lower sales volume in 2001 compared to 2000, the Company has taken steps intended to prevent significant deterioration of profits as a percentage of sales. This includes reducing hourly headcount in North America as dictated by volume, adopting a restructuring plan to eliminate certain salaried positions in North America and aggressively managing certain other discretionary and factory costs.

As a percentage of sales, gross profit was 40.0% for the third quarter and nine months ended September 30, 2001 and 41.4% and 41.3% for the third quarter and nine months ended September 30, 2000, respectively. Operating income as a percentage of sales was 20.4% and 20.0% for the third quarter and nine months ended September 30, 2001, respectively, and 21.7% and 21.3% for the third quarter and nine months ended September 30, 2000, respectively. The decreases in the gross profit and operating income percentages from 2000 to 2001 are due primarily to lower sales volume allowing less absorption of fixed overhead costs in the third quarter and nine months ended September 30, 2001 compared to the same periods of 2000. The decrease in the Company's operating income as a percentage of sales was also due, in part, to a restructuring charge of $2.2 million for severance and other termination benefits recorded in the third quarter of 2001 upon adoption of the restructuring plan discussed above. Excluding this restructuring charge, the Company's operating income as a percentage of sales was 21.2% and 20.3% for the third quarter and nine months ended September 30, 2001, respectively.

Other Income (Expense), Net. For the third quarter and nine months ended September 30, 2001, other expense includes noncash losses of $4.7 million and $7.8 million, respectively, related to the Company's interest rate collar agreements. These losses are a result of the change in the fair value of the agreements for the periods noted. See Note 3 to the unaudited condensed consolidated financial statements for further discussion.

Interest Expense. Despite higher outstanding debt balances in the third quarter and nine months ended September 30, 2001 compared to the same periods of 2000, the Company's interest expense decreased $0.7 million quarter-over-quarter and $1.9 million nine months-over-nine months. Such decreases are a result of lower interest rates on the Company's variable-rate debt offset by net settlement payments of $0.9 million incurred under the Company's interest rate collar agreements during the third quarter and nine months ended
September 30, 2001. Interest rates incurred for borrowings under the Company's senior credit facilities during the third quarter and nine months ended September 30, 2001 were more favorable primarily as a result of lower short-term borrowing rates in response to actions taken by the United States Federal Reserve to lower the federal funds rate in 2001.

Income Tax Expense. The Company's effective tax rate is directly affected by changes in consolidated pretax income and the mix of pretax income and varying effective tax rates attributable to the countries in which it operates. The mix of pretax income was primarily responsible for the change in the effective tax rate to 41.5% for the third quarter of 2001 from 40.3% for the third quarter of 2000 and to 41.3% for the nine months ended September 30, 2001 from 40.4% for the same period of 2000. Additionally, the change in the effective tax rate has been impacted by the increased effect of non-deductible expenses with the decrease in pretax income.

Liquidity and Capital Resources

During the nine months ended September 30, 2001, the Company generated cash flow from operations of $89.2 million. Cash provided by operations resulted primarily from earnings before depreciation, amortization and other noncash charges offset by cash used for working capital purposes. A substantial portion of cash used for working capital purposes related to the payment, in the first quarter of 2001, of December 31, 2000 accruals of employee costs associated with year 2000 performance.

The $89.2 million of cash flow provided by operations in addition to $158.0 million of net borrowings under the senior revolving credit facility and a portion of the December 31, 2000 cash balance were used during the nine months ended September 30, 2001 to fund capital expenditures of $13.7 million, repay $18.8 million of debt under the term loan facility and fund the payment of a special cash dividend totaling $220.3 million, or $9.50 per share of common stock. Such dividend was declared by the Company on December 20, 2000 and was payable on January 5, 2001 to stockholders of record as of the close of business on December 20, 2000.

As of September 30, 2001, the Company had an aggregate of $157.9 million available for borrowing under its U.S. and European revolving credit facilities. The Company believes that existing cash balances and internally generated cash flows, together with borrowings available under its revolving credit facilities, will be sufficient to fund normal working capital needs, capital spending requirements and debt service requirements for at least the next twelve months. The Company's debt instruments contain certain covenants that, among other things, limit the Company's ability to incur additional indebtedness, pay dividends and purchase Company stock as well as require the Company to maintain certain financial ratios.

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

The Company cautions that its forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation, the impact of the continuing downturn and uncertainty in the North American economy generally and in the high-technology industry; further fluctuations in industry revenues driven by a variety of macroeconomic factors, including white-collar employment levels, business confidence and corporate profitability and cash flows, as well as by a variety of industry factors such as corporate reengineering and restructuring, technology demands, ergonomic, health and safety concerns and corporate relocations; the negative effects of the tragic events of September 11, 2001 and continued aftermath upon the economy as a whole and the office furniture industry; competitive pricing within the contract office furniture industry; the Company's indebtedness, which requires a significant portion of the Company's cash flow from operations to be dedicated to debt service, making such cash flow unavailable for other purposes, and which could limit the Company's flexibility in reacting to changes in its industry or economic conditions generally; the highly competitive nature of the market in which the Company competes, including the introduction of new products, pricing changes by the Company's competitors and growth rates of the office systems category; risks associated with the Company's growth strategy, including the risk that the Company's introduction of new products will not achieve the same degree of success achieved historically by the Company's products; the Company's dependence on key personnel; the ability of the Company to maintain its relationships with its dealers; the Company's reliance on its patents and other intellectual property; environmental laws and regulations, including those that may be enacted in the future, that affect the ownership and operation of the Company's manufacturing plants; risks relating to potential labor disruptions; risks associated with conducting business via the Internet and the Company's ability to react appropriately and in a timely fashion to changing technologies and business models; and fluctuations in foreign currency exchange rates. Except as otherwise required by the federal securities laws, the Company disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this Form 10-Q to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


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

The Company had $457.0 million of variable-rate debt outstanding at September 30, 2001, which is an increase of $139.2 million from December 31, 2000. Such increase is related to net borrowings of $158.0 million under the senior revolving credit facility, which includes borrowings to fund the payment of a special cash dividend totaling $220.3 million on January 5, 2001, offset by the repayment of $18.8 million of debt under the term loan facility. The fair value of the Company's variable-rate debt continues to approximate its carrying amount.

As previously disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2000, in February 2001, the Company negotiated modifications to its interest rate collar agreements that existed at December 31, 2000. Such modifications included increasing the aggregate notional principal amount from $135.0 million to $200.0 million, decreasing the weighted average minimum rate from 5.64% to 5.12% and extending the termination date from February 2003 to February 2004. The aggregate fair value of the modified agreements from the Company's perspective changed to ($8.3) million at September 30, 2001. Of this amount, $4.7 million was recognized as a current liability and $3.6 million was recognized as a noncurrent liability in the Company's unaudited condensed consolidated balance sheet as of September 30, 2001. For the three months ended September 30, 2001, the Company recognized an aggregate net loss related to its interest rate collar agreements of $5.6 million, of which $0.9 million was recorded as interest expense and $4.7 million was recorded as a component of other expense in the Company's unaudited condensed consolidated statement of operations. For the nine months ended September 30, 2001, the Company recognized an aggregate net loss related to the agreements of $8.7 million, of which $0.9 million was recorded as interest expense and $7.8 million was recorded as a component of other expense.

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


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

a.  Exhibits:

    None.

b.  Current Reports on Form 8-K:

    The Company did not file any reports on Form 8-K during the three months ended September 30, 2001.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        KNOLL, INC.


Date:  November 13, 2001                By:   /s/ Burton B. Staniar
                                            -------------------------------
                                              Burton B. Staniar
                                              Chairman of the Board


Date:  November 13, 2001                By:   /s/ Barry L. McCabe
                                            -------------------------------
                                              Barry L. McCabe
                                              Senior Vice President,
                                              Treasurer and Controller
                                                (Principal Accounting Officer)