Form 10-K
period 2001-12-31
KNOLL INC
filed 2002-04-01
CIK 1011570

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001

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

As of March 28, 2002, there were 23,174,029 shares of the Registrant's common stock, par value $0.01 per share, outstanding.


DOCUMENTS INCORPORATED BY REFERENCE
None.

===============================================================================

                               TABLE OF CONTENTS
                               -----------------


 Item                                                                    Page
------                                                                  ------

                                     PART I

   1.  Business.......................................................     2

   2.  Properties.....................................................     8

   3.  Legal Proceedings..............................................     9

   4.  Submission of Matters to a Vote of Security Holders............     9


                                    PART II

   5.  Market for the Company's Common Equity and Related
         Stockholder Matters..........................................    10

   6.  Selected Financial Data........................................    11

   7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations....................................    12

  7A.  Quantitative and Qualitative Disclosures about Market Risk.....    20

   8.  Financial Statements and Supplementary Data....................    22

   9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure.....................................    22


                                    PART III

  10.  Directors and Executive Officers of the Company................    23

  11.  Executive Compensation.........................................    25

  12.  Security Ownership of Certain Beneficial Owners and
         Management...................................................    30

  13.  Certain Relationships and Related Transactions.................    31


                                    PART IV

  14.  Exhibits, Financial Statement Schedules and Reports on
         Form 8-K.....................................................    34


  Signatures..........................................................    37

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

Industry Overview

The U.S. office furniture market consists of five major product categories: office systems, seating, storage, desks and casegoods and tables. The following table indicates the percentage of sales that each product category contributed to the estimated U.S. office furniture industry in 2001.

                                              U.S.       % of U.S.
     Product Category                    Category Size     Market
     ----------------                    -------------   ----------
                                         (In Billions)

     Office systems....................      $3.8           34.4%
     Seating...........................       2.7           24.8
     Storage...........................       1.5           13.6
     Desks and casegoods...............       1.9           17.0
     Tables............................       0.8            7.3

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

Management believes that there are certain macroeconomic conditions, including white-collar employment levels, business confidence and corporate cash flow, that influence industry revenues. Management also believes that fundamental trends in the workplace, including the continued proliferation of technology in the workplace, changes in corporate organizational structures and work processes and heightened sensitivity to concerns about ergonomic standards influence revenues in the office furniture industry. Companies use workplace design and furniture purchase decisions as catalysts for organizational and cultural change and to attract and retain talented employees. Several significant factors that influence these changes include: new office technology and the resulting necessity for improved wire and data management; continued corporate reengineering, restructuring and reorganizing; and corporate relocations.

In 2001, the office furniture industry experienced its most severe downturn in the last thirty years. BIFMA estimates that revenues declined 17.4% in 2001 as compared to 2000. A reduction in business confidence, corporate profitability, corporate spending and white-collar employment levels in response to an economic recession in the U.S. and a general softening of the economy in Canada directly affected sales of office furniture. The tragic events and aftermath of September 11, 2001 exacerbated the economic slowdown and added to general economic uncertainty. These conditions have and are expected to continue to negatively impact the office furniture industry in 2002 as well.

Management is aware of initiatives by existing competitors, as well as new entrants, to sell, distribute or market office furniture and related products via the Internet. These initiatives may compete with existing office furniture companies, such as Knoll. Management believes that these initiatives are not currently affecting the office furniture industry's traditional channels of distribution and have become less of a factor in 2001. The
Company has developed and continues to develop initiatives in an effort to take advantage of opportunities presented by the Internet. In 2001, the Company continued its efforts to link its dealers and customers with the Company's internal systems. In addition, the Company continued to offer a limited number of its products for sale via the Internet and upgraded on-line product information. There can be no assurance that any of such initiatives will be successful, will be completed in a timely fashion or will materially affect the Company's results of operations or financial condition. Management is currently unable to predict the extent to which the current or potential Internet initiatives may affect the demand for the Company's products or the financial condition of the office furniture industry.

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

The following is a description of the Company's major product categories and lines:

Office Systems

The Company offers a complete line of office system products, comprised mainly of the REFF, CURRENTS, MORRISON, EQUITY and DIVIDENDS product lines, in order to meet the needs of a variety of businesses. Office systems may be used for teamwork settings, private offices and open floor plans and are comprised of adjustable partitions, work surfaces, storage units and electrical and lighting systems that can be moved, re-configured and re-used within the office. Office systems, therefore, offer a cost effective and flexible alternative to traditional drywall office construction. The Company has focused on this area of the office furniture industry because it is the industry's largest product category, typically provides attractive gross margins and often leads to repeat and add-on sales of additional office systems, complementary furniture and furniture accessories. Office systems accounted for approximately 70.2% of the Company's sales in 2001, 71.3% of sales in 2000 and 68.9% of sales in 1999. At NeoCon(R) 2001, a contract furniture trade show held annually in June, the Company introduced its A3 office system, which is expected to be available for orders in May 2002, as well as enhancements to each of the Company's existing office system product lines.

Seating

The Company believes that the office seating portion of the office furniture market includes three major segments: the "appearance," "comfort" and "basic" segments. Key customer criteria in seating include superior ergonomics, aesthetics, comfort and quality, all of which the Company believes to be consistent with its strengths and reputation. With its SAPPER, BULLDOG, RPM, PARACHUTE and SOHO product lines, the Company has a complete offering of seating in the appearance and comfort segments at various price, appearance, comfort and performance levels. At NeoCon(R) 2001, the Company introduced its mid-priced RPM chair, which began shipping in 2001, and its VISOR stacking chair, which is expected to begin shipping in 2002. In March 2002, the Company became the exclusive North American distributor of certain products of Sedus Stoll AG, including the OPEN UP executive seating product line.

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

Desks and Casegoods

The Company's collections of stand-alone wood desks, bookshelves and credenzas are available in a range of designs and price points. These products combine contemporary styling with sophisticated workplace solutions and attract a wide variety of customers, ranging from those conducting large office reconfigurations to small retail purchasers. At NeoCon(R) 2001, the Company introduced its CRINION COLLECTION, a versatile line of wood casegoods designed for today's executive. The Company began shipping the CRINION COLLECTION products in March 2002.

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

KNOLLSTUDIO

The Company's historically significant KNOLLSTUDIO collection serves the design-conscious segment of the fine contract furniture portion of the market, providing the architecture and design community and customers with sophisticated furniture for high-profile office and home uses. KNOLLSTUDIO provides a marketing umbrella for the full range of the Company's office products. KNOLLSTUDIO includes complete collections by individual designers as well as distinctive single items. KNOLLSTUDIO products, which include a wide variety of high image side chairs, sofas, desks and conference, training, side and dining tables, were created by many of the twentieth century's most prominent architects and designers, such as Ludwig Mies van der Rohe, Marcel Breuer, Eero Saarinen and Frank O. Gehry, for prestigious corporate and residential interiors. The KNOLLSTUDIO line also offers a signature collection of products designed by Maya Lin, the internationally known designer of the National Veterans Memorial in Washington, D.C.

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

KNOLLTEXTILES

KNOLLTEXTILES offers a wide range of coverings for walls, panels and seating, including the IMAGO product, which combines the benefit of a hard surface material with the texture and translucence of a textile. KNOLLTEXTILES was established in 1947 to develop high quality fabrics for Knoll furniture.
These products allow the Company to distinguish its product offerings by providing specialty fabric options and flexibility in fabric selection and application. As it does with its furniture lines, the Company uses many independent designers to create its fabrics, which has helped it establish what management believes to be a unique reputation for textile design. Not only are KNOLLTEXTILES coverings applied to Knoll furniture, but they are also sold to customers for use on other manufacturers' products, thereby allowing the Company to benefit from its competitors' sales.

Leather

Spinneybeck Enterprises, Inc., a wholly-owned subsidiary of the Company, supplies quality upholstery leather that is used on Knoll furniture and is sold to customers, including primarily other office furniture manufacturers, upholsterers, aviation, custom coach and boating manufacturers and the architecture and design community, for use on their products.

European Products

Much like North America, Knoll Europe has a product offering that allows customers to single-source a complete office environment, including certain products designed specifically for the European market. Knoll Europe's core product categories include: (i) office systems, including the HANNAH DESKING SYSTEM and the PL1 system, which are targeted to Northern Europe, the ALESSANDRI system, which is targeted to the French market, the KNOLLSCOPE system and the SOHO DESKING SYSTEM; (ii) KNOLLSTUDIO, which serves the image and design-oriented segment of the fine furniture portion of the market;
(iii) seating, including a comprehensive range of chairs such as SAPPER, BULLDOG, PARACHUTE and SOHO; and (iv) storage units, which are designed to complement its office system products. The Company also sells its products designed and manufactured in North America to the international operations of its core North American customers.

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

Sales and Distribution

Knoll's customers are typically Fortune 1000 companies. The Company employs approximately 360 direct sales representatives, who work closely with its approximately 230 independent dealers in North America to present the Company's products to prospective customers. The sales force, in conjunction with the dealer network, has close relationships with architects, designers and corporate facility managers, who often have a significant influence on product selection for large orders.

In addition to coordinating sales efforts with the Company's sales representatives, the Company's dealers generally handle project management, installation and maintenance for the account after the initial product selection and sale. Although many of these dealers also carry products of other manufacturers, none of them acts as a dealer for the Company's principal direct competitors. The Company has not experienced significant turnover in its dealer network except at its own initiative. The dealer's economic investment in learning all aspects of a particular manufacturer's product offerings and the value of the relationships the dealer forms with the Company and with customers discourage dealers from changing their vendor affiliations. The Company is not dependent on any one of its dealers, the largest of which accounted for less than 6.0% of the Company's North American sales in 2001. Additionally, no single customer represented more than 1.5% of the Company's North American sales during 2001. However, a number of U.S. government agencies purchase the Company's products through multiple contracts with the General Services Administration ("GSA"). Sales to government entities under the GSA contracts aggregated approximately 12.0% of consolidated sales in 2001.

In Europe, the Company sells its products in largely the same manner as it does in North America, through a direct sales force and a network of dealers, though each major European market has its own distinct characteristics. Knoll Europe accounted for approximately 6.0% of the Company's sales in 2001. In the Latin American and Asia-Pacific markets, which accounted for approximately 1.0% of the Company's sales in 2001, the Company uses both dealers and independent licensees.

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

In 2001, the Company continued to implement programs and procedures in its manufacturing operations intended to improve customer service. As part of these initiatives, the Company continued its focus on process cycle time, percentage of orders shipped complete and on-time, order correctness and other key measures aimed at driving service improvements.

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

Competition

The office furniture market is highly competitive. Office furniture companies compete on the basis of (i) product design, including performance, ergonomic and aesthetic factors, (ii) product quality and durability, (iii) price,
(iv) on-time delivery and (v) service and technical support. The Company estimates that it had an 8.4% market share in the U.S. office furniture market in 2001. Five companies (including the Company) represented approximately 71.0% of the U.S. market in 2001.

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

The European market is highly fragmented, as the combined sales of the estimated top 50 manufacturers represent less than approximately 70.0% of the market. Based on the most recent publicly available trade information, the Company believes that no single company holds more than a 10.0% share of the European market.

Patents and Trademarks

The Company has approximately 110 active U.S. utility patents on various components used in its products and systems and approximately 138 active U.S. design patents. The Company also has approximately 221 patents in various foreign countries. Knoll(R), KnollStudio(R), KnollExtra(R), Good Design Is Good Business(R), A3(TM), Bulldog(R), Calibre(R), Currents(R), Dividends(R), Equity(R), Imago(TM), KnollScope(R), Parachute(R), Propeller(R), Reff(R), RPM(R), Upstart(R) and Visor(TM) are trademarks of the Company. The Company considers securing and protecting its intellectual property rights to be important to its business.

Backlog

The Company's backlog of unfilled orders was $136.8 million at December 31, 2001 and $170.6 million at December 31, 2000. The Company manufactures substantially all of its products to order and expects to fill substantially all outstanding unfilled orders within the next twelve months. As such, backlog is not a significant factor used to predict the Company's long-term business prospects.

Foreign and Domestic Operations

For information regarding foreign and domestic operations, refer to Note 21 (Segment and Geographic Region Information) of the Notes to the Consolidated Financial Statements on page F-26.

Environmental Matters

The Company believes that it is substantially in compliance with all applicable laws and regulations for the protection of the environment and the health and safety of its employees based upon existing facts presently known to management. Compliance with federal, state, local and foreign environmental regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes and other related activities has had and will continue to have an impact on the operations of the Company, but has, since the formation of the Company's Predecessor in 1990, been accomplished without having a material adverse effect on the operations of the Company. There can be no assurance that such regulations will not change in the future or that the Company will not incur significant costs as a result of such regulations.
While it is difficult to estimate the timing and ultimate costs to be incurred due to uncertainties about the status of laws, regulations and technology, management presently has no planned expenditures of significant amounts for future environmental compliance.

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

Employees

As of February 28, 2002, the Company employed a total of 3,863 people, including 2,512 hourly and 1,351 salaried employees. The Grand Rapids, Michigan plant is the only unionized plant within the U.S., with the Carpenters and Joiners of America-Local 1615 having a four-year contract that expires on August 26, 2002. The Company believes that relations with this union are positive. However, the Company cannot assure that it will be successful in reaching a new contract when the current contract expires. From time to time, there have been unsuccessful efforts to unionize at the Company's other North American locations. There has been recent unionizing activity at the Company's Muskegon, Michigan location as well as more limited efforts at its other North American facilities. The Company believes that relations with its employees throughout North America are good. Nonetheless, it is possible that Company employees may continue attempts to unionize. The Company's employees in Italy are represented by unions. The Company has experienced brief work stoppages from time to time at the Company's plants in Italy, certain of which related to national or local issues. Such work stoppages have not materially affected the Company.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on December 3, 2001. The Company's stockholders were asked to take the following actions at the meeting:

(1) Elect nine directors of the Company to serve until the next annual meeting of stockholders of Knoll or until their successors are elected and qualified ("Proposal 1").

(2) Ratify the appointment of the firm Ernst & Young LLP as independent auditors of Knoll for the 2001 fiscal year ("Proposal 2").

With respect to Proposal 1, all nine individuals nominated for director were elected. The nominees and the votes each received are as follows:

             Nominee                 For          Withheld
     ------------------------   --------------   ----------
     Burton B. Staniar.......     22,491,327         --
     Andrew B. Cogan.........     22,491,327         --
     Kathleen G. Bradley.....     22,491,327         --
     Jeffrey A. Harris.......     22,491,327         --
     Sidney Lapidus..........     22,491,327         --
     Kewsong Lee.............     22,491,327         --
     John H. Lynch...........     22,491,327         --
     Lloyd Metz..............     22,491,327         --
     Henry B. Schacht........     22,491,327         --

Lloyd Metz subsequently resigned as director of Knoll effective January 24, 2002.

Proposal 2 was also approved by affirmative vote of a majority of shares of common stock present at the annual meeting. Such proposal received 22,491,327 votes FOR and zero votes AGAINST. There were no abstentions.

On March 8, 2002, by written consent of the Company's majority stockholder in an action taken without a meeting, an amendment to the employment agreement of Burton B. Staniar was approved. Such approval was obtained in compliance with
Section 280G(b)(5) of the Internal Revenue Code of 1986, as amended.

                                    PART II


ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information and Dividend Policy

There has been no established trading market for the Company's common stock, par value $0.01 per share since cessation of trading on November 3, 1999, the day before consummation of the merger. From May 9, 1997, the date of the Company's initial public offering, through November 3, 1999, the Company's common stock was traded on the NYSE.

As of March 28, 2002, there were 38 holders of record of the Company's common stock.

The credit agreement governing the Company's senior credit facilities and the indenture relating to the Company's 10.875% Senior Subordinated Notes due 2006 (the "Senior Subordinated Notes") contain certain covenants that, among other things, limit the Company's ability to purchase Knoll stock and pay dividends to its stockholders. On December 20, 2000, the Company's Board of Directors declared a special cash dividend of $9.50 per share of common stock (approximately $220.3 million in the aggregate) payable on January 5, 2001 to stockholders of record as of the close of business on December 20, 2000. Such dividend was in compliance with the covenants contained in the aforementioned debt agreements, as amended. Prior to December 20, 2000, the Company had never declared any dividends on its common stock. Any future determination to pay dividends will depend on the Company's results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant by the Board of Directors.

Recent Sales of Unregistered Securities

Options to purchase an aggregate of 547,500 shares of Knoll common stock were granted to certain employees of the Company on February 5, 2002. These options were granted at an exercise price of $36.00, will vest in installments over four years (30% on the first vesting date, 20% on each of the second and third vesting dates and 30% on the fourth vesting date) and may be exercised pursuant to the terms of the related stock option agreements. The Company did not receive any consideration for such grants. These grants were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), as not involving the sale of a security.

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents selected consolidated financial information, as of the dates and for the periods indicated, that has been derived from audited financial statements of the Company. The selected financial information should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, "Financial Statements and Supplementary Data."

                                                     Years Ended December 31,
                               --------------------------------------------------------------------
                                   1997          1998          1999          2000          2001
                               ------------  ------------  ------------  ------------  ------------
                                              (In Thousands, Except Per Share Data)
Operating Data
Sales.......................     $810,857      $948,691      $984,511     $1,163,477     $985,388
Cost of sales...............      489,962       572,756       593,442        682,421      594,446
                                 --------      --------      --------     ----------     --------
Gross profit................      320,895       375,935       391,069        481,056      390,942
Selling, general and
  administrative expenses...      183,018       204,392       206,919        243,885      195,532
Restructuring charge........           --            --            --             --        1,655
                                 --------      --------      --------     ----------     --------
Operating income............      137,877       171,543       184,150        237,171      193,755
Interest expense............       25,075        16,860        21,611         44,437       42,101
Recapitalization expense....           --            --         6,356             --           --
Other income
  (expense), net............        1,667         2,732          (670)         3,026       (3,670)
                                 --------      --------      --------     ----------     --------
Income before income
  tax expense and
  extraordinary item........      114,469       157,415       155,513        195,760      147,984
Income tax expense..........       48,026        64,371        66,351         79,472       60,794
                                 --------      --------      --------     ----------     --------
Income before
  extraordinary item........       66,443        93,044        89,162        116,288       87,190
Extraordinary loss on
  early extinguishment of
  debt, net of taxes........        5,337            --        10,801             --           --
                                 --------      --------      --------     ----------     --------
Net income..................     $ 61,106      $ 93,044      $ 78,361     $  116,288     $ 87,190
                                 ========      ========      ========     ==========     ========

Per Share Data
Cash dividends declared.....     $     --      $     --      $     --     $     9.50     $     --

                                                           December 31,
                               --------------------------------------------------------------------
                                   1997          1998          1999          2000          2001
                               ------------  ------------  ------------  ------------  ------------
                                                          (In Thousands)
Balance Sheet Data
Working capital..............    $ 65,553      $ 95,040      $104,087     $  32,678     $   4,020
Total assets.................     680,859       714,027       742,306       695,130       639,003
Total long-term debt,
  including current portion..     207,029       169,255       610,376       425,755       547,524
Total liabilities............     392,570       370,177       836,500       899,505       761,321
Stockholders' equity
  (deficit)..................     288,289       343,850       (94,194)     (204,375)     (122,318)

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

2001 Overview

2001 was a very challenging year for the U.S. office furniture industry.
BIFMA estimates that 2001 revenues for the U.S. office furniture industry declined 17.4% from 2000. This decline is the most severe industry downturn in the last thirty years. A reduction in business confidence, corporate profitability, corporate spending and white-collar employment levels in response to an economic recession in the U.S. and a general softening of the economy in Canada directly affected sales of office furniture. The economic slowdown in North America led to a significant reduction in sales volume in 2001 and an extremely competitive pricing environment within the industry.
The tragic events and aftermath of September 11, 2001 exacerbated the economic slowdown and added to general economic uncertainty.

While the Company continued to aggressively manage its cost structure in light of economic conditions and uncertainty in 2001, it also continued to focus on certain initiatives that it believes will enable Knoll to be well positioned to meet the needs of its customers once economic conditions improve. Such initiatives include (i) investing in the development of new products and other sales and marketing initiatives designed to gain market share and (ii) pursuing and implementing technological initiatives designed to streamline the Company's order entry process and provide customers with readily accessible product information tailored specifically to their individual demands.

2002 Outlook

The near-term outlook for the U.S. office furniture industry remains uncertain. The Company anticipates that its sales in the first quarter of 2002 will be down compared to the first quarter of 2001. BIFMA forecasts 2002 revenues for the U.S. office furniture industry will decline 13.0% from 2001. Economic indicators have recently shown evidence that the U.S. economy has already started to recover from a recession that began about a year ago. There has historically been a lag between an upturn in corporate profits following an economic slowdown and renewed demand for office furniture. Thus, the office furniture industry is not expected to experience growth until several months after such an upturn begins.

Critical Accounting Policies

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses and the disclosure of certain contingent assets and liabilities. Actual results may differ materially from such estimates. Management believes that the critical accounting policies that follow are those of its policies that require the most judgement, estimation and assumption for preparation of the consolidated financial statements.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers and dealers to make required payments. The allowance is determined through an analysis of the aging of accounts receivable and assessments of risk that are based on historical trends and an evaluation of the impact of current and projected economic conditions. If the financial condition of the Company's customers and dealers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company writes down to zero value inventory that is specifically identified as obsolete and inventory for which there was no activity within one year. Obsolescence may be caused by the discontinuance of a product line, changes in product material specifications, replacement products in the marketplace and other competitive influences.

Product Warranty

The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in product quality programs and processes, its warranty obligation is affected by product failure rates, material usage and service costs incurred in correcting a product failure. Cost estimates are based on historical product failure rates and identified one-time fixes for each specific product category. Should actual costs differ from original estimates, revisions to the estimated warranty liability would be required.

Employee Benefits

The Company is partially self-insured for certain employee health benefits. The Company accrues for employee health benefit obligations based on an independent actuarial valuation. The actuarial valuation is based upon historical claims as well as a number of assumptions, including rates of inflation for medical costs and benefit plan changes. Actual results could be materially different than the estimates used.

The Company accounts for its defined benefit pension plan obligations and other postretirement benefit plan obligations in accordance with Statements of Accounting Standards No. 87, "Employers' Accounting for Pensions," and
No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," respectively. The defined benefit pension and other postretirement benefit expenses and liabilities that are recognized in the Company's financial statements as well as pension funding requirements are based upon actuarial valuations. The actuarial valuations are dependent upon various assumptions, including, but not limited to, selected discount rates, expected rates of return on plan assets, projected salary increases and benefits, expected health care cost trend rates and withdrawal and mortality rates. The actuarial assumptions used are reviewed annually. Changes in assumptions as well as actual experience could potentially have a material impact on the Company's pension and other postretirement expenses and related funding requirements.

Commitments and Contingencies

The Company establishes reserves for the estimated cost of environmental and legal contingencies. A significant amount of judgement and use of estimates is required to quantify the Company's ultimate exposure in these matters. The Company engages outside experts as it deems necessary or appropriate to assist in the evaluation of exposure. From time to time, as information becomes available regarding changes in circumstances for ongoing issues as well as information regarding emerging issues, management assesses the potential liability and adjusts its reserve balances accordingly. Revisions to management's estimates of potential liability as well as actual expenditures related to environmental and legal contingencies could have a material impact on the Company's results of operations or financial position.

Income Taxes

The Company accounts for taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires that deferred tax assets and liabilities be measured using enacted tax rates for the effect of future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company evaluates quarterly the realizability of its deferred tax assets, and adjusts its valuation allowance accordingly, based upon future taxable income and ongoing tax planning strategies.

The Company operates within multiple taxing jurisdictions and is subject to audit in all of these jurisdictions. These audits could result in tax obligations in excess of amounts previously recorded by the Company.

Interest Rate Collar Agreements

The Company accounts for its interest rate collar agreements in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133").
The Company's interest rate collar agreements are classified as risk management instruments not eligible for hedge accounting. In accordance with SFAS 133, the Company records the fair value of these agreements on its balance sheet and recognizes changes in their fair value in earnings in the period the value of the contract changes. The fair value of the interest rate collar agreements represents the present value of expected future payments, as estimated by the counterparties, who are dealers in these instruments, and is based upon a number of factors, including current interest rates and expectations of future interest rates. Changes in valuation assumptions and estimates used by the counterparties could cause a material effect on the Company's results of operations or financial position.

Results of Operations

Sales

Although 2001 was a challenging year, the Company was able to outperform the industry. The Company's sales for 2001 declined 15.3% to $985.4 million, compared to the estimated overall U.S. industry decline of 17.4%. The decrease in the Company's sales from 2000 to 2001 was primarily a result of decreased volume attributable to the recession in the U.S. The volume decrease was spread across all of the Company's product categories, with office systems accounting for the largest dollar decrease because such category historically represents the largest component of the Company's sales. The decrease from 2000 to 2001 was also due, to a lesser extent, to competitive pricing pressures that have been and continue to be experienced in the industry since the start of the economic slowdown in late 2000.

The challenging times of 2001 followed a record year for the Company. 2000 was the first year in the history of the Company in which annual sales exceeded $1.0 billion. 2000 sales of $1,163.5 million were up 18.2%, or $179.0 million, from $984.5 million in sales for 1999. Such growth resulted primarily from increased volume in both North America and Europe, which was primarily attributable to office systems and specialty products. Office systems is the largest product category in the industry. BIFMA estimates that U.S. sales of office systems were $3.8 billion, or 34.4% of total industry sales, in 2001. Office systems accounted for 70.2% of the Company's sales in 2001, 71.3% of sales in 2000 and 68.9% of sales in 1999.

Gross Profit and Operating Income

The Company's gross profit and operating income as a percentage of sales continue to be the highest among the companies in the U.S. office furniture industry for which financial results are publicly available. As a percentage of sales, gross profit was 39.7% for 2001, 41.3% for 2000 and 39.7% for 1999 and operating income was 19.7% for 2001, 20.4% for 2000 and 18.7% for 1999.

In anticipation of lower sales volumes in 2001, the Company took steps intended to prevent significant deterioration of its profits as a percentage of sales. Such steps included reducing hourly headcount in North America as dictated by volume, adopting a restructuring plan to eliminate certain salaried positions in North America and aggressively managing certain other discretionary and factory costs. The decreases in gross profit and operating income percentages from 2000 to 2001 were due primarily to lower sales volume allowing less absorption of fixed overhead costs in 2001 compared to 2000. The decrease in the Company's operating income as a percentage of sales was also due, in part, to a restructuring charge of $1.7 million for severance and other termination benefits recorded in 2001 in connection with the restructuring plan discussed above.

In 2000, the Company's gross profit and operating income as a percentage of sales benefited from increased volume, the Company's continued focus on cost control and the correction of certain manufacturing inefficiencies at the Company's Toronto, Canada facility that resulted in part from implementation issues associated with the transition to a new manufacturing system in 1999. The Company's 1999 gross profit and operating income were impacted negatively by the aforementioned manufacturing inefficiencies.

Interest Expense

Despite higher outstanding debt balances in 2001 compared to 2000, the Company's interest expense decreased $2.3 million. This decrease was a result of lower interest rates on the Company's variable-rate debt offset by net settlement payments of $2.1 million incurred under the Company's interest rate collar agreements during 2001. Interest rates incurred for borrowings under the Company's senior credit facilities were more favorable in 2001 primarily as a result of lower short-term borrowing rates in response to actions taken by the U.S. Federal Reserve to lower the federal funds rate in 2001.

Interest expense increased $22.8 million from 1999 to 2000 primarily as a result of higher outstanding debt balances during 2000 compared to 1999. In connection with the merger that was consummated on November 4, 1999, the Company incurred $533.0 million of debt under a new senior credit agreement with higher interest rates than those under the credit agreement that it replaced. Such borrowings significantly increased the Company's level of debt during the last two months of 1999 and the year 2000. See "Liquidity and Capital Resources" for further discussion of such senior credit agreement.

Recapitalization Expense

In 1999, the Company incurred $6.4 million of expense relating to the recapitalization of the Company that occurred upon consummation of the merger.

Other Income (Expense), Net

Other expense for 2001 includes a noncash loss of $7.5 million related to the Company's interest rate collar agreements. This loss was a result of the change in the fair value of the agreements during 2001. See Note 12 to the consolidated financial statements for further discussion.

Income Tax Expense

The mix of pretax income and varying effective tax rates attributable to the countries in which the Company operates were primarily responsible for the increase in the effective tax rate from 40.6% in 2000 to 41.1% in 2001. The decrease in the effective tax rate from 42.7% in 1999 to 40.6% in 2000 was primarily due to $5.2 million of recapitalization expense that was recorded in 1999 and was not deductible for income tax purposes.

The change in the effective rate from 1999 to 2000 was also due, to a lesser extent, to the mix of pretax income and varying effective tax rates attributable to the countries in which the Company operates.

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

Liquidity and Capital Resources

The following table highlights certain key cash flow and capital information pertinent to the discussion that follows:

                                             2001         2000         1999
                                          ----------   ----------   ----------
                                                     (In Thousands)
     Cash provided by operating
       activities.......................   $134,147    $ 222,711     $127,987
     Capital expenditures...............     25,020       24,097       25,095
     Purchase of common stock...........        403          322       28,703
     Payment of merger consideration....         --           --      496,682
     Payment of recapitalization costs..         --          230        8,843
     Payment of fees to amend debt
       agreements.......................         --          682       12,870
     Net proceeds from (repayment of)
       long-term debt...................    121,750    (184,500)      441,250
     Payment of dividend................    220,339          --            --

2001 cash flow from operating activities was negatively impacted by the Company's lower earnings before noncash items, which was due primarily to decreased demand for office furniture and accessories in 2001. The $134.1 million of cash flow provided by operations in 2001 in addition to $153.0 million of net borrowings under the senior revolving credit facility were used during 2001 to fund $25.0 million of capital expenditures, repay $31.25 million of debt under the term loan facility and fund the payment of a special cash dividend totaling $220.3 million, or $9.50 per share of common stock.

The Company's capital expenditures are typically for new manufacturing equipment and information systems. The Company estimates that capital expenditures for 2002 will be approximately $20.0 million.

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

During the first two months of 1999, the Company purchased 1,187,000 shares of its common stock for $28.7 million, or an average price of $24.16 per share, under a stock repurchase program that began in September 1998 and was terminated in connection with the merger.

The Company repaid $47.0 million of its outstanding senior bank debt from January 1, 1999 through November 3, 1999. On November 4, 1999, in connection with the consummation of the merger, the Company repaid all of its then-outstanding senior indebtedness, which amounted to $14.0 million, and incurred debt totaling $533.0 million under a new senior credit agreement. The new credit agreement provides up to $650.0 million to (i) fund the merger and related fees and expenses, (ii) refinance all amounts owing under the Company's senior credit agreement that existed immediately prior to the merger and
(iii) provide for working capital and ongoing general corporate purposes. The agreement consists of a $325.0 million six-year term loan facility and a $325.0 million six-year revolving credit facility and contains restrictive covenants, financial covenants and events of default. Among other things, the restrictive covenants limit the Company's ability to incur additional indebtedness, pay dividends, purchase Company stock, make investments, grant liens and engage in certain other activities. The credit agreement was amended on December 20, 2000 in connection with the declaration of the special cash dividend, which is discussed above.

Borrowings under the new credit agreement bear interest at a floating rate based, at the Company's option, upon (i) the Eurodollar rate (as defined therein) plus an applicable percentage that is subject to change based upon the Company's ratio of funded debt to earnings before income taxes, depreciation, amortization and other noncash charges ("EBITDA") or (ii) the greater of the federal funds rate plus 0.5% or the prime rate, plus an applicable percentage that is subject to change based upon the Company's ratio of funded debt to EBITDA. The Company is required to make quarterly principal payments under the term loan facility. Aggregate annual amounts due are as follows: $52.5 million in 2002, $63.75 million in 2003, $81.25 million in 2004 and $75.0 million in 2005. Loans made pursuant to the revolving credit facility may be borrowed, repaid and reborrowed from time to time until November 4, 2005. The Company repaid $31.25 million of borrowings under the term loan facility and borrowed net proceeds of $153.0 million under the revolving credit facility in 2001, repaid $17.5 million and $167.0 million of borrowings under the term loan facility and revolving credit facility, respectively, in 2000 and repaid $3.75 million and $27.0 million of borrowings under the term loan facility and revolving credit facility, respectively, in December 1999.

The senior credit agreement provides for a letter of credit subfacility that allows for the issuance of up to $25.0 million in letters of credit. The amount available for borrowing under the revolving credit facility is reduced by the total outstanding letters of credit. As of December 31, 2001, the Company had an aggregate of $3.8 million of letters of credit outstanding and $154.2 million available for borrowing under the revolving credit facility.

In addition to the credit facilities, the Company has $107.2 million aggregate principal amount of Senior Subordinated Notes outstanding. The Senior Subordinated Notes are subordinated to all of the Company's existing and future senior indebtedness, including all indebtedness under the senior credit agreement. The indenture governing the Senior Subordinated Notes imposes certain restrictions on the Company and its subsidiaries, including restrictions on the ability to incur indebtedness, pay dividends, purchase Company stock, make investments, grant liens and engage in certain other activities. The Company may be required to purchase the Senior Subordinated Notes upon a change of control (as defined in the indenture) and in certain circumstances with the proceeds of asset sales. The Senior Subordinated Notes are redeemable, in whole or in part, at the Company's option at 105.438% of their principal amount through March 14, 2002, and thereafter at an annually declining premium over par until March 15, 2004, when they are redeemable at par. On March 27, 2002, the Company notified the holders of the Senior Subordinated Notes that it will redeem $50.0 million aggregate principal amount of the Senior Subordinated Notes on April 30, 2002 at 103.625% of principal amount, plus accrued interest. The Company intends to fund such redemption with borrowings under its senior revolving credit facility.

The Company's foreign subsidiaries maintain local credit facilities to provide credit for overdraft, working capital and other purposes. As of December 31, 2001, total credit available under such facilities was approximately $8.4 million, or the foreign currency equivalent, and there were no outstanding borrowings under the facilities. The Company believes that it is currently in compliance with all terms of its indebtedness.

In addition to the contractual cash obligations under the Company's debt agreements, as described above, the Company has commitments under its interest rate collar agreements and operating leases for certain machinery and equipment as well as manufacturing, warehousing, showroom and other facilities used in its operations. See Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" for further discussion of the Company's interest rate collar agreements. Future minimum lease payments required under those operating leases that have an initial or remaining noncancelable lease term in excess of one year are as follows: $7.6 million in 2002, $6.7 million in 2003, $4.2 million in 2004, $3.1 million in 2005, $2.1 million in 2006 and $5.3 million thereafter.

The Company continues to have significant liquidity requirements. In addition to working capital needs and the need to fund capital expenditures to support the Company's sales and marketing initiatives, the Company has significant cash requirements for debt service. The Company believes that existing cash balances and internally generated cash flows, together with borrowings available under its revolving credit facilities, will be sufficient to fund normal working capital needs, capital spending requirements and debt service requirements for at least the next twelve months.

Accounting Pronouncements Pending Adoption as of December 31, 2001

In June 2001, the Financial Accounting Standards Board ("FASB") approved Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that all business combinations be accounted for using the purchase method and requires that intangible assets that meet certain criteria be recognized apart from goodwill. SFAS 142 prescribes that goodwill and intangible assets with indefinite useful lives should no longer be amortized to earnings, but instead should be reviewed for impairment on at least an annual basis. Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

The Company adopted SFAS 141 and SFAS 142 on January 1, 2002. The adoption of these statements did not result in any changes to the classification of the Company's goodwill and other intangible assets as they are presented at December 31, 2001. The Company assigned an indefinite useful life to its trademarks effective January 1, 2002. Application of the nonamortization provisions of SFAS 142, as they relate to the Company's goodwill and trademarks, is expected to result in an increase in income before taxes of approximately $6.8 million in 2002.

The Company will perform impairment tests of its trademarks and goodwill as of January 1, 2002. Knoll has not yet determined what the effect of these tests will be on the earnings and financial position of the Company. The impairment test of the trademarks will be completed during the first quarter ended
March 31, 2002. The Company expects to perform the first step of a two-step goodwill impairment test, as prescribed in SFAS 142, during the second quarter ended June 30, 2002. The first step of the goodwill impairment test is a screen for potential impairment, while the second step measures the amount of the impairment, if any. Any impairment loss resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the Company's interim financial statements for the first quarter of 2002, regardless of the interim period in which the measurement of the loss is completed.

Inflation

There was no significant impact on Knoll's operations as a result of inflation during the three years ended December 31, 2001.

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

The Company cautions that its forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation, the impact and duration of the economic downturn in the North American economy generally and in the high-technology industry; continuation or further deterioration of depressed industry revenues driven by a variety of macroeconomic factors, including white-collar employment levels, business confidence and corporate profitability and cash flows, as well as by a variety of industry factors such as corporate reengineering and restructuring, technology demands, ergonomic, health and safety concerns and corporate relocations; the negative effects of the tragic events and aftermath of September 11, 2001 upon the economy as a whole and the office furniture industry; competitive pricing within the contract office furniture industry; the Company's indebtedness, which requires the Company to meet certain financial covenants and requires a significant portion of the Company's cash flow from operations to be dedicated to debt service, making such cash flow unavailable for other purposes, and which could limit the Company's flexibility in reacting to changes in its industry or economic conditions generally; the highly competitive nature of the market in which the Company competes, including the introduction of new products, pricing changes by the Company's competitors and growth rates of the office systems category; risks associated with the Company's marketing and sales strategies, including the risk that the Company's introduction of new products will not achieve the same degree of success achieved historically by the Company's products; the Company's dependence on key personnel; the ability of the Company to successfully negotiate a new collective bargaining agreement with its unionized employees; the ability of the Company to maintain its relationships with its dealers; the Company's reliance on its patents and other intellectual property; environmental laws and regulations, including those that may be enacted in the future, that affect the ownership and operation of the Company's manufacturing plants; risks relating to potential labor disruptions; risks associated with conducting business via the Internet and the Company's ability to react appropriately and in a timely fashion to changing technologies and business models; and fluctuations in foreign currency exchange rates. Except as otherwise required by the federal securities laws, the Company disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this Form 10-K to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


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

Interest Rate Risk

The Company has both fixed and variable rate debt obligations for other than trading purposes that are denominated in U.S. dollars. Changes in interest rates have different impacts on the fixed and variable-rate portions of the debt. A change in interest rates impacts the interest incurred and cash paid on the variable-rate debt but does not impact the interest incurred or cash paid on the fixed rate debt.

The Company uses interest rate collar agreements for other than trading purposes in order to manage its exposure to fluctuations in interest rates on its variable-rate debt. Such agreements effectively set agreed-upon maximum and minimum rates on a notional principal amount and utilize the three-month London Interbank Offered Rate ("LIBOR") as a floating rate reference. The notional amounts are utilized to measure the amount of interest to be paid or received quarterly and do not represent the amount of exposure to credit loss. Fluctuations in LIBOR impact both the net financial instrument position and the amount of cash to be paid or received, if any.

The following table summarizes the Company's market risks associated with its debt obligations and interest rate collar agreements as of December 31, 2001. For debt obligations, the table presents principal cash flows and related weighted average interest rates by year of maturity. Variable interest rates presented for variable-rate debt represent the weighted average interest rates on the Company's credit facility borrowings as of December 31, 2001. For interest rate caps and floors, the table presents the notional amounts and related weighted average interest rates by year of maturity.

                               2002      2003      2004      2005      2006    Thereafter    Total     Fair Value
                             --------  --------  --------  --------  --------  ----------  ----------  ----------
                                                            (Dollars in Thousands)
Rate Sensitive Liabilities
Long-term Debt:
    Fixed Rate.............  $    58   $    62   $     65  $     69  $107,324       $446    $108,024    $102,704
        Average Interest
          Rate.............   10.83%    10.83%     10.84%    10.84%    10.84%      4.11%
    Variable Rate..........  $62,500   $63,750   $ 81,250  $232,000        --         --    $439,500    $439,500
        Average Interest
          Rate.............    2.89%     2.89%      2.89%     2.89%        --         --

Rate Sensitive Derivative
  Financial Instruments
Interest Rate Caps:
    Notional Amount........       --        --   $200,000        --        --         --    $200,000    $     87
    Strike Rate............       --        --     10.00%        --        --         --
Interest Rate Floors:
    Notional Amount........       --        --   $200,000        --        --         --    $200,000    $ (8,521)
    Strike Rate............       --        --      5.12%        --        --         --

At December 31, 2000, the Company had total debt outstanding of $425.8 million, of which $317.8 million was variable-rate debt. The increase in the variable-rate debt from December 31, 2000 to December 31, 2001 is related to net borrowings of $153.0 million under the senior revolving credit facility, which includes borrowings to fund the payment of a special cash dividend totaling $220.3 million on January 5, 2001, offset by the repayment of $31.25 million of debt under the term loan facility.

As previously discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company notified the holders of its Senior Subordinated Notes that it will redeem $50.0 million aggregate principal amount of the outstanding Senior Subordinated Notes on April 30, 2002 at 103.625% of principal amount, plus accrued interest. The Company intends to fund such redemption with borrowings under its senior revolving credit facility. Consequently, the Company will replace fixed-rate debt with variable-rate debt, thereby increasing its market risk exposure related to changes in interest rates.

At December 31, 2000, the Company had three interest rate collar agreements outstanding with an aggregate notional principal amount of $135.0 million, related weighted average maximum and minimum rates of 10.00% and 5.64%, respectively, and a termination date of February 2003. In February 2001, the Company negotiated modifications to these agreements that increased the aggregate notional principal amount to $200.0 million, decreased the weighted average minimum rate to 5.12% and extended the termination date to February 2004. The aggregate fair value of these interest rate collar agreements from the Company's perspective as of December 31, 2001 was ($8.4 million), of which $5.9 million was recorded as a current liability and $2.5 million was recorded as a noncurrent liability in the Company's consolidated balance sheet as of December 31, 2001. During 2001, the Company recognized an aggregate net loss related to these agreements of $9.6 million, of which $2.1 million was recorded as interest expense and $7.5 million was recorded as a component of other expense in the Company's consolidated statement of operations. The aggregate fair value of the interest rate collar agreements outstanding at December 31, 2000 was not material. The Company was not required to make nor was it entitled to receive any payments as a result of its use of interest rate collar agreements during 2000 and 1999.

The Company will continue to review its exposure to interest rate fluctuations and evaluate whether it should manage such exposure through derivative transactions.

Foreign Currency Exchange Rate Risk

The Company manufactures its products in the U.S., Canada and Italy and sells its products in those markets as well as in other European countries. The Company's foreign sales and certain expenses are transacted in foreign currencies. The production costs, profit margins and competitive position of the Company are affected by the strength of the currencies in countries where it manufactures or purchases goods relative to the strength of the currencies in countries where its products are sold. Additionally, as the Company's reporting currency is the U.S. dollar, the financial position of the Company is affected by the strength of the currencies in countries where the Company has operations relative to the strength of the U.S. dollar. The principal foreign currencies in which the Company conducts business are the Canadian dollar and the Italian lira, which has been replaced by the Euro effective January 1, 2002. Approximately 8.8% of the Company's revenues in 2001 and 2000, 25.4% of the Company's expenses in 2001 and 24.7% of the Company's expenses in 2000 were denominated in currencies other than the U.S. dollar. Foreign currency exchange rate fluctuations did not have a material impact on the financial results of the Company during 2001 and 2000.

The Company generally does not hedge its foreign currency exposure. However, from time to time, the Company enters into foreign currency forward exchange contracts and foreign currency option contracts for other than trading purposes in order to manage its exposure to foreign exchange rates associated with purchases of inventory from foreign suppliers. The terms of these contracts are generally less than a year. Changes in the fair value of such contracts are reported in earnings in the period the value of the contract changes. The net gain or loss upon settlement is recorded as an adjustment to cost of sales, while the remaining change in fair value is recorded as a component of other income (expense). The Company did not have any foreign currency forward exchange or option contracts outstanding at December 31, 2001. The aggregate net gain related to the Company's foreign currency forward exchange contracts was not material for 2001. The contract amounts and fair value of the contracts outstanding at December 31, 2000 as well as the amounts of gains and losses recorded during 2000 and 1999 were not material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and supplementary data are filed under this Item beginning on page F-1 of this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The table below sets forth the names, ages and titles of the persons who were directors and executive officers of the Company as of March 28, 2002.

                 Name            Age                   Position
     ------------------------   -----   --------------------------------------
     Burton B. Staniar.......    60     Chairman of the Board
     Andrew B. Cogan.........    39     Chief Executive Officer, Knoll, Inc.,
                                          and Director
     Kathleen G. Bradley.....    52     President and Chief Executive Officer,
                                          Knoll North America, and Director
     Arthur C. Graves........    55     Senior Vice President--Sales and
                                          Distribution
     Stephen A. Grover.......    49     Senior Vice President--Operations
     Carl G. Magnusson.......    62     Senior Vice President--Design
     Barry L. McCabe.........    55     Senior Vice President, Treasurer and
                                          Controller
     Andrew C. McGregor......    52     Chief Marketing and Development Officer
     Patrick A. Milberger....    45     Senior Vice President, General Counsel
                                          and Secretary
     S. David Wolfe..........    44     Vice President--Human Resources
     Jeffrey A. Harris.......    46     Director
     Sidney Lapidus..........    64     Director
     Kewsong Lee.............    36     Director
     John H. Lynch...........    49     Director
     Henry B. Schacht........    67     Director

Burton B. Staniar was appointed Chairman of the Board of the Company in December 1993. Mr. Staniar served as Chief Executive Officer of the Company from December 1993 to January 1997. Prior to that time, Mr. Staniar held a number of assignments at Westinghouse, including President of Group W Cable and Chairman and Chief Executive Officer of Westinghouse Broadcasting. Prior to joining Westinghouse in 1980, he held a number of marketing and general management positions at Colgate-Palmolive Company and Church and Dwight Co., Inc. Mr. Staniar is also a director of Church and Dwight Co., Inc. and Journal Register Company.

Andrew B. Cogan has been a director of the Company since February 1996. Mr. Cogan was appointed Chief Executive Officer of Knoll, Inc. effective April 2001 after having served as Chief Operating Officer since December 1999, Executive Vice President--Marketing and Product Development since August 1998 and Senior Vice President since May 1994. Mr. Cogan held several positions in the design and marketing group since joining the Company in 1989.

Kathleen G. Bradley has been a director of the Company since November 1999.
Ms. Bradley was appointed President and Chief Executive Officer of Knoll North America effective April 2001. She was appointed to this position after having served as President of the Company since December 1999, Executive Vice President--Sales, Distribution and Customer Service since August 1998, Senior Vice President since 1996, Divisional Vice President for Knoll's southeast division since 1988 and regional manager for the Company's Atlanta region since 1983. She began her career with Knoll in 1979.

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

Jeffrey A. Harris, a director of the Company since February 1996, is a Senior Managing Director of Warburg Pincus LLC, where he has been employed since 1983. Mr. Harris is also a director of Industri-Matematik International Corp., ECsoft Group plc and Spinnaker Exploration Company.

Sidney Lapidus, a director of the Company since February 1996, is a Managing Director and Senior Advisor of Warburg Pincus LLC, where he has been employed since 1967. Mr. Lapidus is a director of Lennar Corporation, Information Holdings, Inc. and Radio Unica Communications Corp.

Kewsong Lee, a director of the Company since February 1996, is a Managing Director of Warburg Pincus LLC, where he has been employed since 1992. Mr. Lee is a director of Arch Capital Group Ltd. and Eagle Family Foods Holdings, Inc.

John H. Lynch, a director of the Company since 1994, is Chief Executive Officer of The Lynch Group, a management consulting firm he founded. Mr. Lynch resigned as Chief Executive Officer of the Company effective March 31, 2001. Mr. Lynch joined the Company as Vice Chairman of the Board in May 1994. He was subsequently elected President of the Company and in January 1997 was elected Chief Executive Officer. From 1990 to 1994, prior to joining the Company, Mr. Lynch was a partner in BGI, a management firm. During that time, Mr. Lynch led the restructuring of the Westinghouse Broadcasting television and radio stations. From 1988 to 1990, Mr. Lynch was an associate dean at the Harvard Business School. Mr. Lynch is a director of Citizens National Bank of New Hampshire.

Henry B. Schacht, a director of the Company since December 1998, is on leave of absence from his position as a Managing Director of Warburg Pincus LLC, which he joined in March 1999, and is currently serving as Chairman of Lucent Technologies, Inc. ("Lucent"). Mr. Schacht returned to Lucent in October 2000 as Chairman and Chief Executive Officer (until January 2002), after serving as Chairman of Avaya Inc., a spin-off of Lucent, in October 2000. Prior to joining Warburg Pincus LLC, Mr. Schacht served as Chairman of the Board of Lucent from April 1996 to February 1998, Chief Executive Officer of Lucent from February 1996 to October 1997 and Chairman of the Board (1977-1995) and Chief Executive Officer (1973-1994) of Cummins

Engine Company, Inc. Mr. Schacht is also a director of Agere Systems Inc., Avaya Inc., Aluminum Company of America (Alcoa), Johnson & Johnson Corp. and The New York Times Company.

Except for Mr. Magnusson, all directors and executive officers of Knoll are citizens of the U.S.


ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the years ended December 31, 2001, 2000 and 1999, individual compensation information for the Chief Executive Officer of the Company and each of the four other most highly compensated executive officers of the Company who were serving in such capacities as of December 31, 2001 as well as the Former Chief Executive Officer of the Company who resigned effective March 31, 2001 (the "Named Executive Officers").

                                                                                Long-Term
                                                                               Compensation
                                                  Annual Compensation             Awards
                                           ----------------------------------  ------------
                                                                     Other                      All
                                                                     Annual    Securities      Other
                                                                    Compen-    Underlying     Compen-
     Name and Principal Position    Year     Salary      Bonus     sation (1)  Options (2)   sation (3)
     ---------------------------   ------  ----------  ----------  ----------  ------------  ----------
     Burton B. Staniar..........    2001    $200,004   $  625,000   $  5,320           --      $5,199
         Chairman of the Board      2000     200,004      625,000      6,570           --       9,180
                                    1999     400,008      450,000      6,570      177,420       7,299

     Andrew B. Cogan............    2001     391,673      750,000     14,640      100,000          99
         Chief Executive Officer,   2000     300,000      905,000     12,035           --          99
           Knoll, Inc.              1999     254,174      400,000      9,375      236,560          99

     Kathleen G. Bradley........    2001     391,673      750,000     23,040      100,000       5,199
         President and Chief        2000     300,000    1,800,000      7,382           --       9,180
           Executive Officer,       1999     254,174      400,000     73,594      236,560       7,299
           Knoll North America

     Andrew C. McGregor.........    2001     250,032      300,000     66,646           --       5,199
         Chief Marketing and        2000     144,089      400,000    268,713      141,936          50
           Development Officer      1999          --           --         --           --          --

     Arthur C. Graves...........    2001     208,016      300,000      8,645           --       5,199
         Senior Vice President--    2000     200,683      600,000      6,166           --       9,180
           Sales and Distribution   1999     139,704      100,000    113,624       59,140       7,299

     John H. Lynch..............    2001     100,002           --      2,253           --       4,105
         Former Chief Executive     2000     400,008    1,450,000      6,730           --       9,180
           Officer                  1999     400,008      450,000      6,730      354,840       7,299

     ___________________________

     (1) $64,239 of the amount indicated in 1999 for Ms. Bradley and $54,215 of the amount indicated in 1999 for Mr. Graves represents expenses related to their relocation to the Company's headquarters in East Greenville, Pennsylvania. The indicated amount for 1999 for Mr. Graves also includes sales commissions of $53,376. With respect to Mr. McGregor, $58,011 of the amount indicated for 2001 and $15,510 of the amount indicated for 2000 represents expenses related to his relocation to the Company's offices in New York, New York. The indicated amount for 2000 for Mr. McGregor also includes a one-time signing bonus of $250,000. All other amounts represent benefit dollars allocated to the Named Executive Officers pursuant to terms of the Company's employee benefit plans in addition to compensation for vacation days that were sold in the case of Messrs. Staniar and Cogan and Ms. Bradley ($800 in 2001 and $1,600 in each of 2000 and 1999 for Mr.

            Staniar; $8,400 in 2001, $7,000 in 2000 and $5,040 in 1999 for
            Mr. Cogan; and $16,800 in 2001, $2,200 in 2000 and $3,000 in 1999
            for Ms. Bradley).

     (2) Represents the aggregate number of shares of common stock subject to options granted to the Named Executive Officers. The amounts presented for 2000 and 1999 reflect adjustments made to outstanding options in February 2001 in response to an equity restructuring. The Company's Stock Option Committee of the Board of Directors approved certain adjustments, as permitted by antidilution provisions under the Company's stock incentive plans, to the then outstanding options in response to dilution created by the special cash dividend paid on January 5, 2001. See Note 19 (Stock Plans) of the Notes to the Consolidated Financial Statements beginning on page F-22 for further discussion of such adjustments.

     (3) Amounts in this column represent the Company's matching contributions to the Knoll, Inc. Retirement Savings Plan and the payment by the Company of premiums in respect of term life insurance.

Stock Option Grants Table

The following table sets forth information concerning individual grants of options to purchase common stock made to the Named Executive Officers during 2001.

                                Number of    % of Total                                   Per
                               Securities     Options        Per                         Share
                               Underlying    Granted to     Share                     Grant Date
                                Options      Employees     Exercise     Expiration      Present
              Name             Granted (1)    in 2001       Price          Date        Value (2)
     -----------------------   -----------   ----------   ----------   ------------   -----------
     Burton B. Staniar......          --         -- %       $   --         N/A          $   --
     Andrew B. Cogan........     100,000        50.0         34.50      02/06/2111       10.36
     Kathleen G. Bradley....     100,000        50.0         34.50      02/06/2111       10.36
     Andrew C. McGregor.....          --         --             --         N/A              --
     Arthur C. Graves.......          --         --             --         N/A              --
     John H. Lynch..........          --         --             --         N/A              --

     _______________________

     (1) Options were granted to Mr. Cogan and Ms. Bradley on February 6, 2001. Such options will vest in installments as follows: 30% on February 6, 2002, 20% on each of February 6, 2003 and 2004 and 30% on February 6, 2005.

     (2) The per share grant date present value was estimated using a minimum value method, which does not consider volatility of the Company's stock. Such method was deemed appropriate as the Company's common stock was not publicly traded at the date of grant. The present value of the options under the minimum value method was calculated using a grant date fair value of $34.50 per share of Knoll common stock, which was based upon an independent appraisal, as well as the following assumptions: risk-free interest rate of 5.1%, dividend yield of zero and an expected life of 7 years.

Aggregate Stock Option Exercise Table

The following table sets forth information regarding the exercise of options by the Named Executive Officers during 2001. The table also shows the number and value of unexercised options that were held by the Named Executive Officers on December 31, 2001. The values of unexercised options are based on an independent appraised fair value of $36.00 per share of Knoll common stock on December 31, 2001.

                                                          Number of Securities
                                Number of                      Underlying         Value of Unexercised
                                 Shares                   Unexercised Options         In-the-Money
                               Acquired on     Value          Exercisable /       Options Exercisable
              Name              Exercise      Realized     Unexercisable (1)      / Unexercisable (1)
     -----------------------   -----------   ----------   --------------------   ----------------------
     Burton B. Staniar......       N/A          N/A         88,710 /  88,710     $1,093,794 / 1,093,794
     Andrew B. Cogan........       N/A          N/A        151,396 / 226,562      1,759,978 / 1,683,824
     Kathleen G. Bradley....       N/A          N/A        296,516 / 262,842      5,474,049 / 2,612,374
     Andrew C. McGregor.....       N/A          N/A         42,581 /  99,355        525,024 / 1,225,047
     Arthur C. Graves.......       N/A          N/A         29,570 /  29,570        364,598 /   364,598
     John H. Lynch..........       N/A          N/A        177,420 / 177,420      2,187,589 / 2,187,589

     _______________________

     (1) Reflects the February 2001 adjustments to outstanding options by the Company's Stock Option Committee of the Board of Directors in response to dilution created by the special cash dividend paid on January 5, 2001. See Note 19 (Stock Plans) of the Notes to the Consolidated Financial Statements beginning on page F-22 for further discussion of such adjustments.

Pension Plans

The Knoll, Inc. Pension Plan (the "Company Pension Plan") provides eligible employees with retirement benefits based on a career average compensation formula. The formula for computing normal retirement benefits under this plan is 1.55% of career compensation divided by twelve. Once a participant accumulates five years of vesting service, he or she can take early retirement anytime after reaching age 55. Accrued normal retirement benefit is reduced
6% per year prior to normal retirement age. The minimum benefit earned for any year of participation in the plan is $300 ($25 per month), prorated for the partial years worked during the first and last years of employment. As of December 31, 2001, the estimated annual benefits payable upon normal retirement under the Company Pension Plan was as follows: Mr. Staniar ($14,648); Mr. Cogan ($14,648); Ms. Bradley ($14,648); Mr. McGregor ($5,270); Mr. Graves ($14,648);
and Mr. Lynch ($14,648).

Remuneration covered by the Company Pension Plan primarily includes salary and bonus, as set forth in the "Summary Compensation Table." As of December 31, 2001, each of Messrs. Staniar, Cogan and Graves and Ms. Bradley had 5.83 years of credited service, Mr. McGregor had 1.57 years of credited service and Mr. Lynch had 5.08 years of credited service.

Director Compensation

During 2001, the Company's directors did not receive compensation for service on the Board of Directors but were reimbursed for certain expenses in connection with attendance at Board and committee meetings.

Employment Arrangements

The Company entered into employment agreements with Messrs. Staniar, Cogan and Lynch for terms that expired on March 1, 1999 and were each renewed annually pursuant to automatic one-year extensions. The employment agreements of Messrs. Staniar, Cogan and Lynch have since been amended and restated (in the case of Mr. Staniar), superseded (in the case of Mr. Cogan) and terminated (in the case of Mr. Lynch).

The employment agreement with Mr. Staniar, as amended and restated on January 1, 2000 and amended on March 25, 2002, provides for a base salary of $250,000 subject to annual review and a target bonus of 100% of base salary based upon the attainment of goals set by the Board of Directors. The employment agreement for Mr. Staniar will continue to renew automatically each January 1, unless either party gives 60 days notice not to renew. Mr. Staniar's agreement may be terminated at any time by the Company, but if so terminated without "cause," or if the Company fails to renew the agreement, the Company must pay him 100% of his then current base salary. The agreement also contains non-compete, non-solicitation (during the term of the agreement and for one year thereafter) and confidentiality provisions.

In connection with Mr. Lynch's decision to resign his position as Chief Executive Officer of the Company effective March 31, 2001, the Company and Mr. Lynch entered into an agreement on March 23, 2001 pursuant to which Mr. Lynch's employment agreement was terminated by mutual consent as of 11:59 p.m. on March 31, 2001 without the payment of termination compensation. Mr. Lynch continues to serve as a member of the Company's Board of Directors.

The Company entered into employment agreements with Mr. Cogan and Ms. Bradley on March 23, 2001. Mr. Cogan's agreement replaced and superseded his agreement referenced above. These agreements each commenced on April 1, 2001. Each provides for a base salary of $400,000 subject to annual review and a target annual bonus of 100% of base salary based upon the attainment of goals set by the Board of Directors. The employment agreements for Mr. Cogan and Ms. Bradley will continue to renew automatically each April 1 unless either party gives 60 days notice of his, her or its intention not to renew. The agreements may be terminated by the Company at any time, but if so terminated without "cause," or if the Company fails to renew the agreements, the Company must pay the employee termination compensation. In the case of Mr. Cogan, the termination compensation is 200% of his then current base salary plus the average of the annual bonuses paid to him for the last two completed fiscal years preceding the fiscal year of termination. In the case of Ms. Bradley, the termination compensation is 100% of her then current base salary plus the average of the annual bonuses paid to her for the last two completed fiscal years preceding the fiscal year of termination. The agreements also contain non-compete, non-solicitation (during the term of the agreement and for two years thereafter for Mr. Cogan and during the term of the agreement and for one year thereafter for Ms. Bradley) and confidentiality provisions.

The Company entered into a letter of agreement, dated June 6, 2000, with Mr. McGregor. This agreement sets forth the one-time signing bonus, initial starting salary, target bonus for the year 2000 and stock options granted to Mr. McGregor. This agreement provides that if Mr. McGregor is terminated by the Company without "cause," he will receive $250,000 as severance in complete satisfaction of any and all claims against Knoll. For 2002, Mr. McGregor's base salary is $250,032, and his target bonus amount is $250,000, based upon the attainment of certain goals set by the Company. This bonus is subject to certain conditions, including approval of the Company's Board of Directors.

In 1999, Mr. Graves was promoted to Senior Vice President--Sales and Distribution. For 2002, Mr. Graves' base salary is $208,016, and his target bonus amount is $250,000, based upon the attainment of certain goals set by the Company. This bonus is subject to certain conditions, including approval of the Company's Board of Directors.

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

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors was comprised of Messrs. Harris, Lapidus and Lynch from November 4, 1999 until May 7, 2001 and Messrs. Harris, Lapidus, Lynch and Cogan and Ms. Bradley on and after May 7, 2001.
Mr. Cogan abstained from actions of the Compensation Committee regarding the 2001 incentive compensation for himself, and Ms. Bradley abstained from actions regarding the 2001 incentive compensation for herself.

Options are granted under the Company's stock incentive plans at the discretion of the Stock Option Committee of the Board of Directors. This committee was comprised of Messrs. Harris, Lapidus and Lynch from November 4, 1999 until May 7, 2001 and Messrs. Harris, Lapidus, Lynch and Cogan and Ms. Bradley on and after May 7, 2001. On February 6, 2001, the Stock Option Committee granted 100,000 options to each of Mr. Cogan and Ms. Bradley.

Except for Messrs. Staniar, Cogan and Lynch and Ms. Bradley, no member of the Board of Directors is or has been an officer or employee of the Company. During the year ended December 31, 2001, no executive officer of the Company served on the board of directors or compensation committee of any entity (other than the Company) whose executive officers were a director or member of the compensation committee of Knoll.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock, as of March 28, 2002, by (i) each person known by the Company to own beneficially more than 5% of the outstanding common stock, (ii) each of the Company's directors, (iii) each of the Named Executive Officers of the Company, and (iv) all directors and executive officers of the Company, as a group (15 persons). Except as set forth in the table and Notes 4, 7 and 8 to the table, the business address of each person is 1235 Water Street, East Greenville, PA 18041. As described in the notes to the table, voting and/or dispositive power with respect to certain common stock is shared by the named individuals or entities. In these cases, such shares are shown as beneficially owned by each of those sharing voting and/or dispositive power.

                                          Number of Shares of
            Beneficial Owner (1)           Common Stock (2)       Percentage
     ----------------------------------   -------------------   --------------
     Warburg, Pincus & Co. (3)
         466 Lexington Avenue
         New York, New York 10017......       20,981,956            90.5%
     Burton B. Staniar.................          753,949             3.2
     Andrew B. Cogan...................          376,518             1.6
     Kathleen G. Bradley...............          446,424             1.9
     Andrew C. McGregor................           42,581             *
     Arthur C. Graves..................           57,826             *
     John H. Lynch (4).................          633,864             2.7
     Jeffrey A. Harris (5) (7).........       20,981,956            90.5
     Sidney Lapidus (5) (7)............       20,981,956            90.5
     Kewsong Lee (5) (7)...............       20,981,956            90.5
     Henry B. Schacht (5) (6) (8)......       21,005,612            90.6
     All directors and executive
       officers as a group
       (15 persons)....................       23,627,418            97.3

     __________________________

     *      Less than 1%.

     (1) Percentages are calculated pursuant to Rule 13d-3 under the Exchange Act. Percentage calculations assume, for each person and group, that all shares that may be acquired by such person or group pursuant to options currently exercisable or that become exercisable within 60 days following March 28, 2002 are outstanding for the purpose of computing the percentage of common stock owned by such person or group. However, those unissued shares of common stock described above are not deemed to be outstanding for calculating the percentage of common stock owned by any other person. Except as otherwise indicated, the persons in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and subject to the information contained in the footnotes to this table. The number of shares outstanding for these purposes as of March 28, 2002 was 23,174,029 shares of common stock.

     (2)    Excludes options to purchase 138,710; 296,562; 149,355; 79,570;
            177,420; 5,914; 288,280 and 1,410,550 shares of common stock held by Messrs. Staniar, Cogan, McGregor, Graves, Lynch and Schacht, Ms. Bradley and all directors and executive officers as a group, respectively, that will not vest within 60 days of March 28, 2002.

     (3) Warburg directly owns 20,709,922 shares of common stock and Warburg, Pincus & Co. ("Warburg, Pincus") directly owns an additional 272,034 shares. The sole general partner of Warburg is Warburg, Pincus. Warburg Pincus LLC manages Warburg. The members of Warburg Pincus LLC are substantially the same as the partners of Warburg, Pincus. Lionel I. Pincus is the managing partner of Warburg, Pincus and the managing member of Warburg Pincus LLC and may be deemed to control both Warburg, Pincus and Warburg Pincus LLC. Jeffrey A. Harris, Sidney Lapidus, Kewsong Lee and Henry B. Schacht (who is currently on unpaid leave from Warburg Pincus LLC), directors of the Company, are Senior Managing Director (in the case of Mr. Harris), Managing Director and Senior Advisor (in the case of Mr. Lapidus) and Managing Directors (in the case of Messrs. Lee and Schacht) of Warburg Pincus LLC and general partners of Warburg, Pincus. As such, Messrs. Harris, Lapidus, Lee and Schacht may be deemed to have an indirect pecuniary interest (within the meaning of Rule 16a-1 under the Exchange Act) in an indeterminate portion of the shares beneficially owned by Warburg and Warburg, Pincus. See Note 5 below.

     (4) The business address of Mr. Lynch is 889 Elm Street, Manchester, New Hampshire 03101.

     (5) 20,709,922 and 272,034 of the shares indicated as owned by Messrs. Harris, Lapidus, Lee and Schacht are owned directly by Warburg and Warburg, Pincus, respectively, and are included because of the affiliation of such persons with Warburg and Warburg, Pincus. Messrs. Harris, Lapidus, Lee and Schacht disclaim "beneficial ownership" of these shares within the meaning of Rule 13d-3 under the Exchange Act. See Note 3 above.

     (6) Includes 23,656 shares of common stock underlying stock options granted to Mr. Schacht on December 2, 1998, as adjusted in February 2001, in connection with his appointment as a director of the Company.

     (7) The business address of each of Messrs. Harris, Lapidus and Lee is 466 Lexington Avenue, New York, New York 10017.

     (8) The business address of Mr. Schacht is 600 Mountain Avenue, Murray Hill, New Jersey 07974.


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

Pursuant to the Stockholders Agreement, Warburg is entitled to request at any time that the Company file a registration statement under the Securities Act covering the sale of shares of common stock with an aggregate public offering price of at least $25 million, subject to certain conditions. If officers or directors of the Company holding other securities of the Company request inclusion of their securities in any such registration, or if holders of securities of the Company other than Registrable Securities who are entitled, by contract with the Company or otherwise, to have securities included in such a registration (the "Other Stockholders"), request such inclusion, the Holders shall offer to include the securities of such officers, directors and Other Stockholders in any underwriting involved in such registration, provided, among other conditions, that the underwriter representative of any such offering has the right, subject to certain conditions, to limit the number of Registrable Securities or other securities included in the registration. The Company may defer the registration for 120 days if it believes that it would be seriously detrimental to the Company and its stockholders for such registration statement to be filed.

The Stockholders Agreement further provides that, if the Company proposes to register any of its securities (other than registrations related solely to employee benefit plans or pursuant to Rule 145 or on a form which does not permit secondary sales or does not include substantially the same information as would be required to be included in a registration statement covering the sale of Registrable Securities), either for its own account or for the account of other security holders, holders of Registrable Securities may require the Company to include all or a portion of their Registrable Securities in the registration and in any underwriting involved therein, provided, among other conditions, that the underwriter representative of any such offering has the right, subject to certain conditions, to limit the number of Registrable Securities included in the registration. In addition, after the Company becomes qualified to use Form S-3, the holders of Registrable Securities will have the right to request an unlimited number of registrations on Form S-3 to register such shares with an aggregate price to the public of more than $5 million, subject to certain conditions, provided that the Company will not be required to effect such a registration within 180 days of the effective date of the most recent registration pursuant to this provision. The Company may defer the registration for 120 days if it believes that it would be seriously detrimental to the Company and its stockholders for such registration statement to be filed.

In general, all fees, costs and expenses of such registrations (other than underwriting discounts and selling commissions applicable to sales of the Registrable Securities) and all fees and disbursements of counsel for the Holders will be borne by the Company.

The Stockholders Agreement provides that the Board of Directors of the Company shall initially be comprised of Messrs. Staniar, Cogan, Harris, Lapidus, Lee, Lynch, Metz and Schacht, and Ms. Bradley. Pursuant to the Stockholders Agreement, Warburg and the other stockholders who are a party thereto (who hold in the aggregate a majority of the outstanding shares of common stock) have agreed to nominate and use their best efforts to have elected that number of persons designated by Warburg as shall constitute a majority of the Board (or, at Warburg's irrevocable election, as shall constitute one director less than a majority of the Board).

Stockholders Agreement (Common Stock Under Stock Incentive Plans)

In connection with the issuance of 4,144,030 restricted shares of common stock pursuant to the Company's 1996 stock incentive plan, Warburg and the Company also entered into a separate Stockholders Agreement with all of the Company's then executive officers and other members of the Company's management. This Stockholders Agreement was amended and restated as of November 4, 1999. Pursuant to this agreement, persons deemed to be "insiders" within the meaning of Section 16 of the Exchange Act have agreed not to transfer their shares except (i) to members of their immediate families and other related or controlled entities, (ii) to Warburg or an affiliate thereof or (iii) after an initial public offering, upon 30 days prior written notice to the Board of Directors. The restrictions on transfer will terminate after an initial public offering when Warburg owns less than 10% of the outstanding shares of common stock. In addition, pursuant to this agreement, the Company agreed that, if the Company determined to register any shares of common stock for its own account or for the account of security holders, the Company would include in such registration certain vested shares of common stock received by management pursuant to the 1996 stock incentive plan, subject to certain limited exceptions. In addition, management may request unlimited registrations of at least $5 million of securities on Form S-3, provided that the Company is not required to effect a registration pursuant to this provision within 180 days of the effective date of the most recent registration pursuant to this provision. The Company may defer the registration for 120 days if it believes that it would be seriously detrimental to the Company and its stockholders for such registration statement to be filed.

Substantially all individuals who were granted options under the Company's stock incentive plans have also agreed to be bound by the terms of the Stockholders Agreement (Common Stock Under Stock Incentive Plans).

Other

During the year ended December 31, 2001, the Company paid approximately $395,000 to Emanuela Frattini Magnusson for design services and product royalties, the bulk of which was payable pursuant to the terms of a July 1993 Design Development Agreement between Emanuela Frattini and the Company pertaining to the Company's PROPELLER product line. Emanuela Frattini Magnusson is the wife of Carl G. Magnusson, the Company's Senior Vice President--Design.

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

    (3) EXHIBITS

          Exhibit
           Number                                    Description
         ----------   ---------------------------------------------------------------------------
         2++          Amended and Restated Agreement and Plan of Merger by and between Warburg,
                      Pincus Ventures, L.P. and Knoll, Inc., dated as of July 29, 1999.
         3.1***       Amended and Restated Certificate of Incorporation of the Company.
         3.2***       Amended and Restated By-Laws of the Company.
        10.1*         Stock Purchase Agreement, dated as of December 20, 1995, by and between
                      Westinghouse and T.K.G. Acquisition Corp.
        10.2+++       Credit Agreement, dated as of October 20, 1999, by and among the Company, the Guarantors (as defined therein), the Lenders (as defined therein),
                      Bank of America, N.A., as Administrative Agent, the Chase Manhattan Bank,
                      as Syndication Agent, and Merrill Lynch & Co., Merrill Lynch, Pierce,
                      Fenner & Smith Incorporated, as Documentation Agent.
        10.3+++++     First Amendment to Credit Agreement, dated as of December 20, 2000, by and among the Company, the Guarantors (as defined therein), the Lenders (as defined therein) party thereto, and Bank of America, N.A., as
                      Administrative Agent.
        10.4*         Indenture, dated as of February 29, 1996, by and among the Company, T.K.G.
                      Acquisition Corp., T.K.G. Acquisition Sub, Inc., The Knoll Group, Inc.,
                      Knoll North America, Inc., Spinneybeck Enterprises, Inc. and Knoll
                      Overseas, Inc., as guarantors, and IBJ Schroder Bank & Trust Company, as trustee, relating to $165,000,000 principal amount of 10.875% Senior
                      Subordinated Notes due 2006, including form of Initial Global Note.
        10.5*         Supplemental Indenture, dated as of February 29, 1996, by and among the
                      Company, as successor to T.K.G. Acquisition Sub, Inc., the Guarantors (as
                      defined therein), and IBJ Schroder Bank & Trust Company, as trustee, relating to $165,000,000 principal amount of 10.875% Senior Subordinated
                      Notes due 2006, including form of Initial Global Note.
        10.6**        Supplemental Indenture No. 2, dated as of March 14, 1997, by and among the
                      Company, the Guarantors (as defined therein), and IBJ Schroder Bank &
                      Trust Company, as trustee, relating to $165,000,000 principal amount of
                      10.875% Senior Subordinated Notes due 2006, including form of Initial
                      Global Note.
        10.7+         Letter Agreement between Oak Hill Securities Fund, L.P. and the Company, dated August 13, 1999.

          Exhibit
           Number                                    Description
         ----------   ---------------------------------------------------------------------------
         10.8*****    Supplemental Indenture No. 3, dated as of November 4, 1999, by and among the Company, the Guarantors (as defined therein), and The Bank of New York, as trustee, relating to the Company's 10.875% Senior Subordinated Notes due 2006.
         10.9++++     Amended and Restated Employment Agreement, dated as of January 1, 2000, between the Company and Burton B. Staniar.
         10.10        Amendment to Employment Agreement, dated as of March 25, 2002, between the
                      Company and Burton B. Staniar.
         10.11+++++   Employment Agreement, dated as of March 23, 2001, between the Company and
                      Andrew B. Cogan.
         10.12+++++   Employment Agreement, dated as of March 23, 2001, between the Company and
                      Kathleen G. Bradley.
         10.13        Letter Agreement, dated as of June 6, 2000, between the Company and
                      Andrew C. McGregor.
         10.14**      Employment Agreement, dated as of February 29, 1996, between T.K.G.
                      Acquisition Corp. and John H. Lynch.
         10.15+++++   Letter Agreement, dated as of March 23, 2001, between the Company and
                      John H. Lynch.
         10.16++++    Amended and Restated Stockholders Agreement, dated as of November 4, 1999, among the Company, Warburg, Pincus Ventures, L.P., and the signatories thereto.
         10.17++++    Amended and Restated Stockholders Agreement (Common Stock Under Stock
                      Incentive Plans), dated as of November 4, 1999, among the Company,
                      Warburg, Pincus Ventures, L.P., and the signatories thereto.
         10.18++++    Amended and Restated Knoll, Inc. 1996 Stock Incentive Plan.
         10.19++++    Amended and Restated Knoll, Inc. 1997 Stock Incentive Plan.
         10.20++++    Knoll, Inc. 1999 Stock Incentive Plan.
         10.21++++++  Form of Non-Qualified Stock Option Agreement under the Knoll, Inc. 1996
                      Stock Incentive Plan, entered into by the Company and certain executive officers.
         10.22++++++  Form of Non-Qualified Stock Option Agreement under the Knoll, Inc. 1997
                      Stock Incentive Plan, entered into by the Company and certain executive officers.
         10.23++++    Form of Non-Qualified Stock Option Agreement under the Knoll, Inc. 1999
                      Stock Incentive Plan, entered into by the Company and certain executive officers.
         21**         Subsidiaries of the Registrant.

(b) Current Reports on Form 8-K:

    The Company did not file any reports on Form 8-K during the three months ended December 31, 2001.

__________________________________________
* Incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-2972), which was declared effective by the Commission on June 12, 1996.
** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
*** Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-23399), which was declared effective by the Commission on May 9, 1997.
**** Incorporated by reference to the Company's Annual Report on Form 10-K, and the amendments thereto, for the year ended December 31, 1998.
***** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
+        Incorporated by reference to the Company's Amendment No. 1 to
         Schedule 13E-3, which was filed with the Commission on September 10, 1999.
++ Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A, which was filed with the Commission on September 30, 1999.
+++ Incorporated by reference to the Company's Form 8-K dated November 4, 1999, which was filed with the Commission on November 5, 1999.
++++ Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
+++++ Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.
++++++   See Exhibit 10.23.  Exhibit is substantially identical to
         Exhibit 10.23.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of March 2002.

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


  /s/ Burton B. Staniar        Chairman of the Board             March 29, 2002
--------------------------
      Burton B. Staniar

  /s/ Andrew B. Cogan          Chief Executive Officer,          March 29, 2002
--------------------------       Knoll, Inc. and Director
      Andrew B. Cogan              (Principal Executive Officer)

  /s/ Kathleen G. Bradley      President and Chief Executive     March 29, 2002
--------------------------       Officer, Knoll North America
      Kathleen G. Bradley        and Director

  /s/ Barry L. McCabe          Controller                        March 29, 2002
--------------------------       (Principal Accounting Officer)
      Barry L. McCabe

  /s/ Jeffrey A. Harris        Director                          March 29, 2002
--------------------------
      Jeffrey A. Harris

  /s/ Sidney Lapidus           Director                          March 29, 2002
--------------------------
      Sidney Lapidus

  /s/ Kewsong Lee              Director                          March 29, 2002
--------------------------
      Kewsong Lee

  /s/ John H. Lynch            Director                          March 29, 2002
--------------------------
      John H. Lynch

  /s/ Henry B. Schacht         Director                          March 29, 2002
--------------------------
      Henry B. Schacht

                                  KNOLL, INC.

                 TABLE OF CONTENTS FOR THE FINANCIAL STATEMENTS



                                                                         Page
                                                                        ------

Report of Independent Auditors........................................   F-2

Consolidated Balance Sheets at December 31, 2001 and 2000.............   F-3

Consolidated Statements of Operations for the Years Ended
  December 31, 2001, 2000 and 1999....................................   F-4

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2001, 2000 and 1999....................................   F-5

Consolidated Statements of Changes in Stockholders' Equity (Deficit)
  for the Years Ended December 31, 2001, 2000 and 1999................   F-6

Notes to the Consolidated Financial Statements........................   F-7

Financial Statement Schedule II--Valuation and Qualifying Accounts....   S-1

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
Knoll, Inc.

We have audited the accompanying consolidated balance sheets of Knoll, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Knoll, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As explained in Note 2 to the consolidated financial statements, effective January 1, 2001, the Company changed its method of accounting for derivatives.


                                       /s/ Ernst & Young LLP


Philadelphia, Pennsylvania
January 31, 2002, except for the
  third paragraph of Note 9, as to
  which the date is March 27, 2002

                                   KNOLL, INC.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                 (Dollars In Thousands, Except Per Share Data)

                                                           2001        2000
                                                        ----------  ----------
ASSETS
Current assets:
    Cash and cash equivalents........................   $  32,213   $  22,339
    Customer receivables, net........................     100,286     132,183
    Inventories......................................      60,691      79,203
    Deferred income taxes............................      23,669      22,236
    Prepaid and other current assets.................       4,436       7,421
                                                        ---------   ---------
        Total current assets.........................     221,295     263,382
    Property, plant and equipment, net...............     175,038     179,629
    Intangible assets, net...........................     237,105     245,879
    Other noncurrent assets..........................       5,565       6,240
                                                        ---------   ---------
        Total Assets.................................   $ 639,003   $ 695,130
                                                        =========   =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Current maturities of long-term debt.............   $  62,558   $  31,250
    Accounts payable.................................      59,923      85,795
    Income taxes payable.............................       4,817       5,668
    Other current liabilities........................      89,977     107,991
                                                        ---------   ---------
        Total current liabilities....................     217,275     230,704
    Dividend payable (Note 10).......................          --     220,339
    Long-term debt...................................     484,966     394,505
    Deferred income taxes............................      25,656      24,675
    Postretirement benefits other than pension.......      19,612      18,016
    Other noncurrent liabilities.....................      13,812      11,266
                                                        ---------   ---------
        Total liabilities............................     761,321     899,505
                                                        ---------   ---------
Stockholders' deficit:
    Common stock, $0.01 par value; authorized
      100,000,000 shares; 23,181,829 shares issued
      and outstanding (net of 24,300 treasury
      shares) in 2001 and 23,193,629 shares issued
      and outstanding (net of 12,500 treasury
      shares) in 2000................................         232         232
    Additional paid-in-capital.......................       3,188       3,591
    Unearned stock grant compensation................          --          (2)
    Retained deficit.................................    (108,189)   (195,379)
    Accumulated other comprehensive loss.............     (17,549)    (12,817)
                                                        ---------   ---------
        Total stockholders' deficit..................    (122,318)   (204,375)
                                                        ---------   ---------
        Total Liabilities and Stockholders' Deficit..   $ 639,003   $ 695,130
                                                        =========   =========

        See accompanying notes to the consolidated financial statements.

                                  KNOLL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                 (In Thousands)

                                          2001          2000          1999
                                      ------------  ------------  ------------
Sales..............................     $985,388     $1,163,477     $984,511
Cost of sales......................      594,446        682,421      593,442
                                        --------     ----------     --------
Gross profit.......................      390,942        481,056      391,069
Selling, general and
  administrative expenses..........      195,532        243,885      206,919
Restructuring charge (Note 15).....        1,655             --           --
                                        --------     ----------     --------
Operating income...................      193,755        237,171      184,150
Interest expense...................       42,101         44,437       21,611
Recapitalization expense (Note 3)..           --             --        6,356
Other income (expense), net........       (3,670)         3,026         (670)
                                        --------     ----------     --------
Income before income tax expense
  and extraordinary item...........      147,984        195,760      155,513
Income tax expense.................       60,794         79,472       66,351
                                        --------     ----------     --------
Income before extraordinary item...       87,190        116,288       89,162
Extraordinary loss on early
  extinguishment of debt, net
  of taxes (Note 9)................           --             --       10,801
                                        --------     ----------     --------
Net income.........................     $ 87,190     $  116,288     $ 78,361
                                        ========     ==========     ========

        See accompanying notes to the consolidated financial statements.

                                  KNOLL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                 (In Thousands)

                                               2001        2000        1999
                                            ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income...............................   $  87,190   $ 116,288   $  78,361
Adjustments to reconcile net income to
  cash provided by operating activities:
      Depreciation.......................      27,735      25,843      25,135
      Amortization of intangible assets..       8,228       8,106       7,873
      Recapitalization expense...........          --          --       6,356
      Extraordinary loss, net of taxes...          --          --      10,801
      Other noncash items................       5,302         351       7,748
      Changes in assets and liabilities:
          Customer receivables...........      32,019      33,033     (31,134)
          Inventories....................      18,150       1,958      (6,364)
          Accounts payable...............     (25,766)     14,197      13,848
          Current and deferred income
            taxes........................         757      10,339      13,715
          Other current assets...........         993      (2,028)       (166)
          Other current liabilities......     (22,780)     15,646       2,038
          Other noncurrent assets and
            liabilities..................       2,319      (1,022)       (224)
                                            ---------   ---------   ---------
Cash provided by operating activities....     134,147     222,711     127,987
                                            ---------   ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures.....................     (25,020)    (24,097)    (25,095)
Proceeds from sale of assets.............          71         139         114
                                            ---------   ---------   ---------
Cash used in investing activities........     (24,949)    (23,958)    (24,981)
                                            ---------   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment of) revolving
  credit facility, net...................     153,000    (167,000)    120,000
Proceeds from long-term debt.............          --          --     325,000
Repayment of long-term debt..............     (31,250)    (17,500)     (3,750)
Payment of debt issuance costs...........          --          --      (7,864)
Payment of fees to amend debt
  agreements.............................          --        (682)    (12,870)
Payment of dividend......................    (220,339)         --          --
Net proceeds from issuance of stock......          --          --       4,746
Purchase of common stock.................        (403)       (322)    (28,703)
Payment of merger consideration..........          --          --    (496,682)
Payment of recapitalization costs........          --        (230)     (8,843)
                                            ---------   ---------   ---------
Cash used in financing activities........     (98,992)   (185,734)   (108,966)
                                            ---------   ---------   ---------

Effect of exchange rate changes on cash
  and cash equivalents...................        (332)     (1,465)       (720)
                                            ---------   ---------   ---------

Increase (decrease) in cash and cash
  equivalents............................       9,874      11,554      (6,680)

Cash and cash equivalents at beginning
  of year................................      22,339      10,785      17,465
                                            ---------   ---------   ---------
Cash and cash equivalents at end
  of year................................   $  32,213   $  22,339   $  10,785
                                            =========   =========   =========

        See accompanying notes to the consolidated financial statements.

                                  KNOLL, INC.

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                             (Dollars In Thousands)

                                                         Unearned                 Accumulated        Total
                                           Additional     Stock       Retained       Other       Stockholders'
                                   Common   Paid-In-      Grant       Earnings   Comprehensive      Equity
                                   Stock    Capital    Compensation   (Deficit)       Loss         (Deficit)
                                   ------  ----------  ------------  ----------  --------------  -------------
Balance at December 31, 1998
  (41,799,499 shares)...........   $ 418   $ 181,792      $(712)     $ 170,986      $ (8,634)      $ 343,850
                                                                                                   ---------
Net income......................      --          --         --         78,361            --          78,361
Foreign currency
  translation adjustment........      --          --         --             --         1,795           1,795
                                                                                                   ---------
Comprehensive income............                                                                      80,156
                                                                                                   ---------
Shares issued for consideration:
  Exercise of stock options,
    including tax benefit of
    $674 (244,798 shares).......       2       4,572         --             --            --           4,574
  Other (40,972 shares).........      --         846         --             --            --             846
Shares contributed to the
  401(k) Plan (150,100 shares)..       2       4,201         --             --            --           4,203
Purchase of common stock
  (1,188,000 shares)............     (12)    (28,691)        --             --            --         (28,703)
Shares forfeited under
  stock incentive plan
  (18,837 shares)...............      --          --          1             --            --               1
Merger consideration for shares
  canceled (17,738,634 shares)..    (177)   (155,830)        --       (340,675)           --        (496,682)
Recapitalization costs..........      --      (2,717)        --             --            --          (2,717)
Earned stock grant
  compensation..................      --          --        278             --            --             278
                                   -----   ---------      -----      ---------      --------       ---------
Balance at December 31, 1999....     233       4,173       (433)       (91,328)       (6,839)        (94,194)
                                                                                                   ---------
Net income......................      --          --         --        116,288            --         116,288
Foreign currency
  translation adjustment........      --          --         --             --        (5,978)         (5,978)
                                                                                                   ---------
Comprehensive income............                                                                     110,310
                                                                                                   ---------
Purchase of common stock
  (11,500 shares)...............      --        (322)        --             --            --            (322)
Shares forfeited under
  stock incentive plan
  (84,769 shares)...............      (1)       (260)       261             --            --              --
Cash dividend ($9.50 per share).      --          --         --       (220,339)           --        (220,339)
Earned stock grant
  compensation..................      --          --        170             --            --             170
                                   -----   ---------      -----      ---------      --------       ---------
Balance at December 31, 2000....     232       3,591         (2)      (195,379)      (12,817)       (204,375)
                                                                                                   ---------
Net income......................      --          --         --         87,190            --          87,190
Foreign currency
  translation adjustment........      --          --         --             --        (4,732)         (4,732)
                                                                                                   ---------
Comprehensive income............                                                                      82,458
                                                                                                   ---------
Purchase of common stock
  (11,800 shares)...............      --        (403)        --             --            --            (403)
Earned stock grant
  compensation..................      --          --          2             --            --               2
                                   -----   ---------      -----      ---------      --------       ---------
Balance at December 31, 2001
  (23,181,829 shares)...........   $ 232   $   3,188      $  --      $(108,189)     $(17,549)      $(122,318)
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

     Derivative Financial Instruments

     The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"), on January 1, 2001. The adoption of SFAS 133 did not have a material effect on the earnings or financial position of the Company.

     On the date a derivative instrument is entered into, the Company designates the derivative as (i) a fair value hedge, (ii) a cash flow hedge, (iii) a hedge of a net investment in a foreign operation or
     (iv) a risk management instrument not eligible for hedge accounting. The Company recognizes all derivatives on the balance sheet at fair value.
     All derivatives in which the Company was engaged as of January 1, 2001 and December 31, 2001 and during the year then ended were classified as risk management instruments not eligible for hedge accounting. Changes in the fair value of derivatives classified as risk management instruments not eligible for hedge accounting are reported in earnings in the period the value of the contract changes.

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

                                   KNOLL, INC.

     Use of Estimates

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses and the disclosure of certain contingent assets and liabilities. Actual results may differ from such estimates.

     Reclassifications

     Certain amounts for 2000 in the notes to the consolidated financial statements have been reclassified to conform to the 2001 presentation.

     Accounting Pronouncements Pending Adoption as of December 31, 2001

     In June 2001, the Financial Accounting Standards Board ("FASB") approved Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that all business combinations be accounted for using the purchase method and requires that intangible assets that meet certain criteria be recognized apart from goodwill.
     SFAS 142 prescribes that goodwill and intangible assets with indefinite useful lives should no longer be amortized to earnings, but instead should be reviewed for impairment on at least an annual basis. Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

     The Company adopted SFAS 141 and SFAS 142 on January 1, 2002. The adoption of these statements did not result in any changes to the classification of the Company's goodwill and other intangible assets as they are presented at December 31, 2001. The Company assigned an indefinite useful life to its trademarks effective January 1, 2002. Application of the nonamortization provisions of SFAS 142, as they relate to the Company's goodwill and trademarks, is expected to result in an increase in income before taxes of approximately $6,781,000 in 2002.

     The Company will perform impairment tests of its trademarks and goodwill as of January 1, 2002. Knoll has not yet determined what the effect of these tests will be on the earnings and financial position of the Company. The impairment test of the trademarks will be completed during the first quarter ended March 31, 2002. The Company expects to perform the first step of a two-step goodwill impairment test, as prescribed in SFAS 142, during the second quarter ended June 30, 2002. The first step of the goodwill impairment test is a screen for potential impairment, while the second step measures the amount of the impairment, if any. Any impairment loss resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the Company's interim financial statements for the first quarter of 2002, regardless of the interim period in which the measurement of the loss is completed.

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

     In connection with the merger, the Company entered into an agreement on August 13, 1999 with the holder of a majority of its 10.875% Senior Subordinated Notes due 2006 ("Senior Subordinated Notes"). Under the agreement, the majority holder consented to the merger and the related transactions, and the Company agreed to pay such holder (and other holders of the Senior Subordinated Notes who also consented), promptly after completion of the merger, $120 per $1,000 principal amount of the Senior Subordinated Notes owned by the holder. All other holders also provided their consent. See Note 9 for further discussion of this transaction.

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


4.   CUSTOMER RECEIVABLES

     Customer receivables are presented net of an allowance for doubtful accounts of $7,450,000 and $6,682,000 at December 31, 2001 and 2000,
     respectively. Management performs ongoing credit evaluations of its customers and generally does not require collateral. As of December 31, 2001 and 2000, the U.S. government represented approximately 21.2% and 13.7%, respectively, of gross customer receivables.

                                   KNOLL, INC.

5.   INVENTORIES

                                                           2001        2000
                                                        ----------  ----------
                                                            (In Thousands)
          Raw materials...............................    $34,044     $47,236
          Work in process.............................      8,190      10,923
          Finished goods..............................     18,457      21,044
                                                          -------     -------
          Inventories.................................    $60,691     $79,203
                                                          =======     =======


6.   PROPERTY, PLANT AND EQUIPMENT

                                                           2001        2000
                                                        ----------  ----------
                                                            (In Thousands)
          Land and buildings..........................  $  73,274   $  70,740
          Machinery and equipment.....................    227,365     213,180
          Construction in progress....................     14,730      14,908
                                                        ---------   ---------
          Property, plant and equipment...............    315,369     298,828
          Accumulated depreciation....................   (140,331)   (119,199)
                                                        ---------   ---------
          Property, plant and equipment, net..........  $ 175,038   $ 179,629
                                                        =========   =========


7.   INTANGIBLE ASSETS

                                                           2001        2000
                                                        ----------  ----------
                                                            (In Thousands)
          Goodwill....................................   $ 51,663    $ 52,278
          Trademarks..................................    219,900     219,900
          Deferred financing fees.....................      8,546       8,546
                                                         --------    --------
          Intangible assets...........................    280,109     280,724
          Accumulated amortization....................    (43,004)    (34,845)
                                                         --------    --------
          Intangible assets, net......................   $237,105    $245,879
                                                         ========    ========


8.   OTHER CURRENT LIABILITIES

                                                           2001        2000
                                                        ----------  ----------
                                                            (In Thousands)
          Accrued employee compensation...............   $41,145     $ 62,215
          Accrued product warranty....................     8,113        9,748
          Other.......................................    40,719       36,028
                                                         -------     --------
          Other current liabilities...................   $89,977     $107,991
                                                         =======     ========

                                   KNOLL, INC.

9.   INDEBTEDNESS

     The Company's long-term debt is summarized as follows:

                                                           2001        2000
                                                        ----------  ----------
                                                            (In Thousands)
          10.875% Senior Subordinated Notes due 2006..   $107,250    $107,250
          Term loans, variable rate (2.815% at
            December 31, 2001 and 7.355% at
            December 31, 2000), due through 2005......    272,500     303,750
          Revolving loans, variable rate (2.925% -
            4.75% at December 31, 2001 and 7.355% -
            9.5% at December 31, 2000), due 2005......    167,000      14,000
          Other.......................................        774         755
                                                         --------    --------
                                                          547,524     425,755
          Less current maturities.....................    (62,558)    (31,250)
                                                         --------    --------
          Long-term debt..............................   $484,966    $394,505
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

     There are no sinking fund requirements related to the Senior Subordinated Notes. The Senior Subordinated Notes outstanding at December 31, 2001 are redeemable, in whole or in part, at 105.438% of principal amount through March 14, 2002, and thereafter at an annually declining premium over par until March 15, 2004 when they are redeemable at par. On
     March 27, 2002, the Company notified the holders of the Senior Subordinated Notes that it will redeem $50,000,000 aggregate principal amount of the Senior Subordinated Notes on April 30, 2002 at 103.625% of principal amount. The Company intends to fund such redemption with borrowings under its senior revolving credit facility. Therefore, the entire principal amount of Senior Subordinated Notes outstanding as of December 31, 2001 is classified as a noncurrent liability in the Company's consolidated balance sheet. The Company expects to record a loss on the early extinguishment of debt of approximately $1,940,000 pretax during the three months ended June 30, 2002 as a result of the redemption.

     The indenture for the Senior Subordinated Notes limits the incurrence of indebtedness, payment of dividends and purchase of Company stock and includes certain other restrictions and limitations that are customary with subordinated indebtedness of this type. The Company believes that it was in compliance with the terms of the indenture at December 31, 2001.

     As discussed in Note 3, the Company entered into an agreement with the holder of a majority of its Senior Subordinated Notes on August 13, 1999. Under the agreement, (i) the holder consented to certain amendments to the indenture governing the Senior Subordinated Notes, thus allowing the Company to complete the merger without violating the covenants under the indenture, and (ii) the Company agreed to pay such holder (and other holders of the Senior Subordinated Notes who also consented), promptly after completion of the merger, $120 per $1,000 principal amount of the Senior Subordinated Notes owned by the holder. The Company subsequently obtained consents from all other holders as of August 13, 1999 through a consent solicitation process. Upon completion of the merger, the Company paid the holders an aggregate consent fee of $12,870,000.

                                   KNOLL, INC.

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

     The senior credit agreement contains a letter of credit subfacility that allows for the issuance of up to $25,000,000 in letters of credit and a swing line loan subfacility that allows for the issuance of up to $10,000,000 in swing line loans. The amount available for borrowing under the revolving credit facility is reduced by the total outstanding letters of credit and swing line loans. At December 31, 2001, the Company had an aggregate of $3,757,000 of letters of credit outstanding, borrowings of $167,000,000 under the revolving credit facility, of which $10,000,000 has been classified as current, and $154,243,000 available for borrowing under the revolving credit facility.

     The Company pays a commitment fee ranging from 0.175% to 0.50%, depending on the Company's leverage ratio, on the unused portion of the revolving credit facility. In addition, the Company is required to pay a letter of credit fee ranging from 0.625% to 1.625%, depending on the Company's ratio of funded debt to earnings before income taxes, depreciation, amortization and other noncash charges ("EBITDA"), and an issuing lender fee equal to 0.25% on the amount available to be drawn under letters of credit. As of December 31, 2001, the commitment and letter of credit fees applicable to the Company were 0.25% and 0.875%, respectively.

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

                                   KNOLL, INC.

     The credit agreement subjects the Company to various affirmative and negative covenants. Among other things, the covenants limit the Company's ability to incur additional indebtedness, declare or pay dividends and purchase Company stock; require the Company to maintain certain financial ratios with respect to funded debt leverage and interest coverage; and require the Company to maintain interest rate protection agreements in a notional amount of at least $135,000,000 for at least three years. The Company believes that it was in compliance with the credit agreement covenants at December 31, 2001. See Note 12 for further discussion of interest rate protection agreements.

     The Company also has several revolving credit agreements with various European financial institutions. These credit agreements are to provide credit primarily for overdraft and working capital purposes. As of December 31, 2001, total credit available under such agreements was approximately $8,427,000 or the foreign currency equivalent. There is currently no expiration date on these agreements. The interest rate on borrowings is variable and is based on the monetary market rate that is linked to each country's prime rate. As of December 31, 2001, the Company did not have any outstanding borrowings under the European credit facilities.

     Interest Paid

     During 2001, 2000 and 1999, the Company made interest payments totaling $38,878,000, $44,407,000 and $18,110,000, respectively.

     Maturities

     Aggregate principal maturities of the Company's indebtedness as of December 31, 2001 are as follows (in thousands):

          2002................................  $ 62,558
          2003................................    63,812
          2004................................    81,315
          2005................................   232,069
          2006................................   107,324
          Subsequent years....................       446
                                                --------
                                                $547,524
                                                ========


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

                                   KNOLL, INC.

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


12.  DERIVATIVE FINANCIAL INSTRUMENTS

     Interest Rate Collar Agreements

     The Company uses interest rate collar agreements to manage its exposure to fluctuations in interest rates on its variable-rate debt. Such agreements effectively set agreed-upon maximum and minimum rates on a notional principal amount and utilize the London Interbank Offered Rate ("LIBOR") as a variable-rate reference. Changes in the fair value of interest rate collar agreements are reported in earnings in the period the value of the contract changes. The net amount paid or received upon quarterly settlements is recorded as an adjustment to interest expense, while the remaining change in fair value is recorded as a component of other income (expense).

     At December 31, 2000, the Company had three interest rate collar agreements outstanding with an aggregate notional principal amount of $135,000,000, related weighted average maximum and minimum rates of 10.00% and 5.64%, respectively, and a termination date of February 2003. In February 2001, the Company negotiated modifications to these agreements that increased the aggregate notional principal amount to $200,000,000, decreased the weighted average minimum rate to 5.12% and extended the termination date to February 2004. The aggregate fair value of these interest rate collar agreements from the Company's perspective as of December 31, 2001 was ($8,434,000), of which $5,901,000 was recorded as a current liability and $2,533,000 was recorded as a noncurrent liability in the Company's consolidated balance sheet as of December 31, 2001. During 2001, the Company recognized an aggregate net loss related to these agreements of $9,599,000, of which $2,068,000 was recorded as interest expense and $7,531,000 was recorded as a component of other expense in the Company's consolidated statement of operations. The aggregate fair value of the interest rate collar agreements outstanding at December 31, 2000 was not material. The Company was not required to make nor was it entitled to receive any payments as a result of its use of interest rate collar agreements during 2000 and 1999.

     Foreign Currency Contracts

     From time to time, the Company enters into foreign currency forward exchange contracts and foreign currency option contracts to manage its exposure to foreign exchange rates associated with purchases of inventory from foreign suppliers. The terms of these contracts are generally less than a year. Changes in the fair value of such contracts are reported in earnings in the period the value of the contract changes. The net gain or loss upon settlement is recorded as an adjustment to cost of sales, while the remaining change in fair value is recorded as a component of other income (expense).

                                   KNOLL, INC.

     The Company did not have any foreign currency forward exchange or option contracts outstanding at December 31, 2001. The aggregate net gain related to the Company's foreign currency forward exchange contracts was not material for 2001. The contract amounts and fair value of the contracts outstanding at December 31, 2000 as well as the amounts of gains and losses recorded during 2000 and 1999 were not material.


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

     Long-Term Debt

     The fair values of the variable-rate long-term debt instruments approximate their carrying amounts. The fair value of other long-term debt was estimated using quoted market values or discounted cash flow analyses based on current incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company's long-term debt, including the current portion, was approximately $542,204,000 at December 31, 2001 and $423,265,000 at December 31, 2000, while the carrying amounts were $547,524,000 and $425,755,000, respectively.

     Letters of Credit

     The Company had outstanding letters of credit totaling $3,757,000 and $3,057,000 at December 31, 2001 and 2000, respectively. Historically, no claims have been made against letters of credit under which the Company was liable, and the Company does not expect any future claims against these financial instruments. Therefore, the Company believes that the fair value of the letters of credit is zero.

     Interest Rate Collar Agreements

     The carrying value and fair value of the Company's interest rate collar agreements, as estimated by dealers, were ($8,434,000) from the Company's perspective at December 31, 2001 and were not material as of December 31, 2000.

     Foreign Currency Forward Exchange Contracts

     The fair value of the Company's foreign currency forward exchange contracts, as determined by quoted market prices, was not material as of December 31, 2000.

                                   KNOLL, INC.

15.  RESTRUCTURING

     In September 2001, the Company adopted a restructuring plan to eliminate certain salaried positions in its workforce in North America. In connection with the restructuring plan, the Company recorded a restructuring charge of $1,655,000 for severance and other termination benefits. The Company's consolidated balance sheet as of December 31, 2001 includes a current liability of $918,000 for those benefits not yet paid out.


16.  INCOME TAXES

     Income before income tax expense and extraordinary item consists of the following:

                                               2001        2000        1999
                                            ----------  ----------  ----------
                                                      (In Thousands)
          U.S. operations.................   $135,447    $180,398    $151,350
          Foreign operations..............     12,537      15,362       4,163
                                             --------    --------    --------
                                             $147,984    $195,760    $155,513
                                             ========    ========    ========

     Income tax expense, excluding extraordinary items, is comprised of the following:

                                               2001        2000        1999
                                            ----------  ----------  ----------
                                                      (In Thousands)
          Current:
              Federal.....................   $45,595     $55,334     $46,651
              State.......................     9,909      12,449      10,198
              Foreign.....................     5,488       4,324       2,206
                                             -------     -------     -------
                  Total current...........    60,992      72,107      59,055
                                             -------     -------     -------
          Deferred:
              Federal.....................      (667)      4,097       6,385
              State.......................       (89)        976       1,256
              Foreign.....................       558       2,292        (345)
                                             -------     -------     -------
                  Total deferred..........      (198)      7,365       7,296
                                             -------     -------     -------
          Income tax expense..............   $60,794     $79,472     $66,351
                                             =======     =======     =======

     Income taxes paid by the Company during 2001, 2000 and 1999 totaled $59,901,000, $68,290,000 and $52,285,000, respectively.

                                   KNOLL, INC.

     The following table sets forth the tax effects of temporary differences that give rise to the deferred tax assets and liabilities:

                                                           2001        2000
                                                        ----------  ----------
                                                            (In Thousands)
          Deferred tax assets:
              Accounts receivable, principally due
                to allowance for doubtful accounts....   $  2,688    $  2,355
              Inventories.............................      2,818       2,924
              Net operating loss carryforwards........     10,938       9,753
              Obligation for postretirement benefits
                other than pension....................      8,274       7,835
              Accrued liabilities and other items.....     22,413      18,467
                                                         --------    --------
                  Gross deferred tax assets...........     47,131      41,334
              Valuation allowance.....................    (12,271)    (11,594)
                                                         --------    --------
                  Net deferred tax assets.............     34,860      29,740
                                                         --------    --------
          Deferred tax liabilities:
              Intangibles, principally due to
                differences in amortization...........     23,083      19,210
              Plant and equipment, principally due
                to differences in depreciation and
                assigned values.......................     13,764      12,969
                                                         --------    --------
                  Gross deferred tax liabilities......     36,847      32,179
                                                         --------    --------
          Net deferred tax liability..................   $ (1,987)   $ (2,439)
                                                         ========    ========

     As of December 31, 2001, the Company had net operating loss carryforwards totaling approximately $27,785,000 in various foreign tax jurisdictions, of which $301,000 expire in 2005 and $27,484,000 may be carried forward for an unlimited time.

     The Company has recorded a valuation allowance for net deferred tax assets in foreign tax jurisdictions, primarily related to net operating loss carryforwards that existed as of February 29, 1996, the date the Company was formed, due to losses incurred in these tax jurisdictions prior to such date. At December 31, 1999, the valuation allowance was $16,137,000. The decrease in the valuation allowance from 1999 to 2000 resulted primarily from the expiration and utilization of net operating loss carryforwards in the foreign tax jurisdictions.

     For 2001, 2000 and 1999, tax benefits recognized through reductions of the valuation allowance for net operating loss carryforwards that existed as of February 29, 1996 had the effect of reducing goodwill by $160,000, $1,403,000 and $430,000, respectively. If additional tax benefits are recognized in the future through further reduction of the valuation allowance, such benefits will generally reduce goodwill.

                                   KNOLL, INC.

     The following table sets forth a reconciliation of the statutory federal income tax rate to the effective income tax rate:

                                                    2001      2000      1999
                                                  --------  --------  --------
          Federal statutory tax rate............    35.0%     35.0%     35.0%
          Increase in the tax rate
            resulting from:
                State taxes, net of
                  federal effect................     4.6       4.6       4.9
                Nondeductible recapitalization
                  expense.......................      --        --       1.2
                Higher income tax rates of
                  other countries...............     0.6       0.5       1.3
                Nondeductible goodwill
                  amortization..................     0.2       0.2       0.3
                Other...........................     0.7       0.3        --
                                                    ----      ----      ----
          Effective tax rate....................    41.1%     40.6%     42.7%
                                                    ====      ====      ====

     The Company has not made provisions for U.S. federal and state income taxes as of December 31, 2001 on $53,511,000 of foreign earnings that are expected to be reinvested indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. federal and state income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of the unrecognized deferred tax liability is not practicable.


17.  LEASES

     The Company has commitments under operating leases for certain machinery and equipment as well as manufacturing, warehousing, showroom and other facilities used in its operations. Some of the leases contain renewal provisions and generally require the Company to pay certain operating expenses, including utilities, insurance and taxes, which are subject to escalation. Total rental expense for 2001, 2000 and 1999 was $10,729,000, $10,505,000 and $9,626,000, respectively. Future minimum rental payments required under those operating leases that have an initial or remaining noncancelable lease term in excess of one year are as follows (in thousands):

          2002................................  $ 7,640
          2003................................    6,736
          2004................................    4,204
          2005................................    3,080
          2006................................    2,119
          Subsequent years....................    5,299
                                                -------
          Total minimum rental payments.......  $29,078
                                                =======

                                   KNOLL, INC.

18.  PENSION AND OTHER POSTRETIREMENT BENEFITS

     The Company has two domestic defined benefit pension plans and two plans providing for other postretirement benefits, including medical and life insurance coverage. One of the pension plans and one of the other postretirement benefits plans cover eligible U.S. nonunion employees while the other pension plan and other postretirement benefits plan cover eligible U.S. union employees. On January 1, 2002, the Company implemented an amendment to its other postretirement benefits plan covering U.S. nonunion employees to cap the amount of medical benefits provided to future retirees. The impact of this amendment was reflected in the measurement of the related benefit obligation as of December 31, 2001.

     The following table sets forth a reconciliation of the benefit obligation, plan assets and accrued benefit cost related to the pension and other postretirement benefits provided by the Company:

                                                  Pension Benefits         Other Benefits
                                               ----------------------  ----------------------
                                                  2001        2000        2001        2000
                                               ----------  ----------  ----------  ----------
                                                               (In Thousands)
          Change in benefit obligation:
          Benefit obligation at January 1....   $ 33,533    $24,250     $ 20,627    $ 19,503
          Service cost.......................      7,344      6,830          789         693
          Interest cost......................      2,433      1,754        1,463       1,393
          Participant contributions..........        282        264           --          --
          Plan amendment.....................         --         --       (3,129)         --
          Actuarial loss.....................      1,123        654        2,226         917
          Benefits paid......................       (312)      (219)      (1,094)     (1,879)
                                                --------    -------     --------    --------
          Benefit obligation at December 31..     44,403     33,533       20,882      20,627
                                                --------    -------     --------    --------
          Change in plan assets:
          Fair value of plan assets at
            January 1........................     25,503     14,466           --          --
          Actual return on plan assets.......     (2,330)     1,595           --          --
          Employer contributions.............      7,802      9,397        1,094       1,879
          Participant contributions..........        282        264           --          --
          Benefits paid......................       (312)      (219)      (1,094)     (1,879)
                                                --------    -------     --------    --------
          Fair value of plan assets at
            December 31......................     30,945     25,503           --          --
                                                --------    -------     --------    --------

          Funded status......................    (13,458)    (8,030)     (20,882)    (20,627)
          Unrecognized net loss..............      6,745      1,082        3,166         887
          Unrecognized prior service cost
            (benefit)........................        312        347       (3,126)          4
                                                --------    -------     --------    --------
          Accrued benefit cost...............   $ (6,401)   $(6,601)    $(20,842)   $(19,736)
                                                ========    =======     ========    ========

     At December 31, 2000, one of the Company's pension plans had an accumulated benefit obligation in excess of plan assets. The accumulated benefit obligation applicable to such plan was $21,800,000 and the fair value of the related plan assets was $20,774,000. The accrued benefit cost recorded with respect to this plan was $5,209,000.

                                   KNOLL, INC.

     Significant assumptions that were used in accounting for the pension and other postretirement benefits plans as of December 31 are as follows:

                                                Pension Benefits     Other Benefits
                                               ------------------  ------------------
                                                 2001      2000      2001      2000
                                               --------  --------  --------  --------
          Discount rate......................    7.25%     7.25%     7.25%     7.25%
          Expected return on plan assets.....    8.50      8.50       N/A       N/A
          Rate of compensation increase......    4.50      4.50      4.50      4.50

     The following table sets forth the components of the net periodic benefit cost for the Company's pension and other postretirement benefits plans:

                                          Pension Benefits               Other Benefits
                                    ----------------------------  ----------------------------
                                      2001      2000      1999      2001      2000      1999
                                    --------  --------  --------  --------  --------  --------
                                                          (In Thousands)
          Service cost............  $ 7,344   $ 6,830    $6,826    $  789    $  693    $  582
          Interest cost...........    2,433     1,754     1,204     1,463     1,393     1,256
          Expected return on
            plan assets...........   (2,210)   (1,267)     (744)       --        --        --
          Amortization of prior
            service cost..........       35        34        35         1        --        --
          Recognized actuarial
            loss (gain)...........       --        --        27       (53)      (88)      (94)
                                    -------    ------    ------    ------    ------    ------
          Net periodic benefit
            cost..................  $ 7,602   $ 7,351    $7,348    $2,200    $1,998    $1,744
                                    =======    ======    ======    ======    ======    ======

     For purposes of measuring the benefit obligation and the net periodic benefit cost as of and for the year ended December 31, 2001, respectively, associated with the Company's other postretirement benefits plans, a 12.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001. The rate was then assumed to decrease 1.0% per year to an ultimate rate of 5.0% for 2008 and thereafter. Increasing the assumed health care cost trend rate by 1.0% in each year would increase the benefit obligation as of December 31, 2001 by $1,483,000 and increase the aggregate of the service and interest cost components of net periodic benefit cost for 2001 by $258,000. Decreasing the assumed health care cost trend rate by 1.0% in each year would decrease the benefit obligation as of December 31, 2001 by $1,562,000 and decrease the aggregate of the service and interest cost components of net periodic benefit cost for 2001 by $241,000.

     Employees of the Canadian, Belgium and United Kingdom operations participate in defined contribution pension plans sponsored by the Company. The Company's expense related to these plans for 2001, 2000 and 1999 was $704,000, $854,000 and $679,000, respectively.

     The Company also sponsors a retirement savings plan (i.e. 401(k) plan) for all U.S. employees. Under this plan, participants may defer a portion of their earnings up to the annual contribution limits established by the Internal Revenue Service. The Company matches 40.0% of participant contributions on up to the first 6.0% of compensation for nonunion employees and matches 50.0% of participant contributions on up to the first 6.0% of compensation for union employees. For participants who are nonunion employees, the plan provides for additional employer matching based on the achievement of certain profitability goals. Furthermore, effective November 4, 1999, the plan provides that the Company may also make discretionary contributions of Knoll common stock to participant accounts on behalf of all actively employed U.S. participants. However, upon retiring or leaving the Company, participants must sell vested shares of Knoll

                                   KNOLL, INC.

     common stock back to the plan, and any shares that are not vested at such time are forfeited by the participant and held by the plan. Participants generally vest their interest in Company contributions ratably according to years of service, with such contributions being 100% vested at the end of five years of service. The Company's total expense under the 401(k) plan was $3,460,000, $6,603,000 and $9,466,000 for 2001, 2000 and 1999,
     respectively.

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


19.  STOCK PLANS

     Stock Incentive Plans

     The Company sponsors three stock incentive plans under which awards denominated or payable in shares or options to purchase shares of Knoll common stock may be granted to officers, certain other key employees, directors and consultants of the Company. As of December 31, 2001, a combined maximum of 10,139,219 shares or options to purchase shares were authorized for issuance under the plans. A Stock Option Committee of the Company's Board of Directors ("Stock Option Committee") has sole discretion concerning administration of the plans, including selection of individuals to receive awards, types of awards, the terms and conditions of the awards and the time at which awards will be granted. Options that are granted have a maximum contractual life of ten years.

     During 1996, the Company granted 4,144,030 restricted common shares, with a weighted-average fair value of $0.34 per share, to key employees. The Company recorded the fair value of the shares on the date of grant as unearned stock grant compensation, which is a separate component of stockholders' equity (deficit), and recognized compensation expense ratably over the vesting period. During 2000 and 1999, 84,769 and 18,837 nonvested restricted shares, respectively, were forfeited by employees that terminated employment. As of December 31, 2001, all restricted shares were vested.

                                   KNOLL, INC.

     The following table summarizes the Company's stock option activity in the years indicated:

                                           2001                      2000                      1999
                                  -----------------------   -----------------------   -----------------------
                                                Weighted                  Weighted                  Weighted
                                    Number      Average       Number      Average       Number      Average
                                      of        Exercise        of        Exercise        of        Exercise
                                    Options      Price        Options      Price        Options      Price
                                  -----------  ----------   -----------  ----------   -----------  ----------
          Outstanding at
            beginning of year...   3,706,445     $25.51      3,706,338     $25.37      1,965,511     $21.27
          February 2001
            adjustment to
            outstanding.........     677,523        N/A             --        N/A             --        N/A
          Granted...............     200,000      34.50        180,000      28.00      2,305,500      26.74
          Exercised.............          --         --             --         --       (244,798)     15.93
          Forfeited.............    (108,234)     23.44       (179,893)     25.22       (269,875)     17.28
          Canceled .............          --         --             --         --        (50,000)     17.00
                                   ---------                 ---------                 ---------
          Outstanding at end
            of year.............   4,475,734      22.10      3,706,445      25.51      3,706,338      25.37
                                   =========                 =========                 =========
          Exercisable at end
            of year.............   2,500,364      21.40      1,327,359      25.56        396,427      26.17
                                   =========                 =========                 =========

          Available for
            future grants.......   1,181,616                 1,076,584                   991,922
                                   =========                 =========                 =========

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

     In February 2001, the Stock Option Committee approved certain adjustments to the outstanding options as well as the number of options available for grant under the stock incentive plans in response to dilution created by the special cash dividend paid on January 5, 2001 (see Note 10). The adjustments included increasing the number of shares under option from 3,706,445 to 4,383,968, lowering the range of exercise prices from $15.93 - $33.13 to $13.47 - $28.01 and increasing the number of options available for future grants as of the time of adjustment from 1,076,584 to 1,273,382. These adjustments consequently increased the aggregate number of shares or options to purchase shares that are authorized for issuance under the stock incentive plans from 9,264,898 to 10,139,219. All vesting and term provisions of each award remained unchanged. No compensation expense was recognized in connection with these adjustments since (i) the adjustments were executed in response to an equity restructuring and (ii) the modifications to the awards did not increase the aggregate intrinsic value of each award and did not reduce the per share ratio of the exercise price to the market value.

                                   KNOLL, INC.

     The following table summarizes information regarding stock options outstanding and exercisable at December 31, 2001:

                                      Options Outstanding               Options Exercisable
                             --------------------------------------   -----------------------
                                            Weighted
                                             Average      Weighted                  Weighted
                                Number      Remaining     Average       Number      Average
              Range of            of       Contractual    Exercise        of        Exercise
           Exercise Prices     Options        Life         Price        Options      Price
          -----------------  -----------  -------------  ----------   -----------  ----------
           $13.47 - $17.97    1,089,879     5.90 years     $14.93        648,373      $14.45
           $20.45 - $22.62       83,978     6.17            21.75         57,952       22.06
           $23.67 - $24.10    3,072,307     7.22            23.79      1,770,383       23.83
           $28.01 - $34.50      229,570     8.68            33.66         23,656       28.01
                              ---------                                ---------
           $13.47 - $34.50    4,475,734     6.95            22.10      2,500,364       21.40
                              =========                                =========

     In February 2002, the Stock Option Committee granted an additional 547,500 options with an exercise price of $36.00 per share.

     Employee Stock Purchase Plan

     From August 1, 1997 through November 3, 1999, the Company sponsored an employee stock purchase plan that provided all employees the ability to purchase common stock of the Company at a price equal to 15.0% below the lower of the market price at (i) the beginning of each quarterly offering period or (ii) the end of each quarterly offering period. Purchases under the plan were limited to 10.0% of an employee's eligible gross pay, up to $25,000 per year. During 1999, the Company issued 40,972 shares at a weighted average per share price of $20.66.

     Other Stock-Based Compensation Plans

     On November 4, 1999, the Company established The Knoll Stock Ownership Award Plan, under which it may grant notional stock units to substantially all individuals employed by the Company in Canada as of the effective date of the plan. Participants vest their interest in notional stock units ratably according to years of service, with such units being 100% vested at the end of five years of service. On November 4, 1999, the Company granted a total of 54,900 notional stock units, with an estimated fair value of $28.00 per unit, to eligible employees. In January 2001, the number of notional units outstanding was adjusted, in accordance with the plan provisions, in response to the special cash dividend that was paid (see Note 10). Compensation expense is recognized based on the estimated fair value of notional stock units and vesting provisions. Total compensation expense incurred in connection with this award was $248,000 for 2001, $723,000 for 2000 and $992,000 for 1999. Units forfeited totaled 1,135; 2,140; and 370 for 2001, 2000 and 1999, respectively. As of December 31, 2001, approximately 60,643 notional units were outstanding, of which approximately 51,231 units were vested.

     As discussed in Note 18, the Company may contribute shares of Knoll common stock into participant 401(k) plan accounts at its discretion. Subsequent to the merger, the Company contributed 150,100 shares into the 401(k) plan for substantially all individuals employed by the Company in the U.S. as of November 4, 1999. In connection with this award, the Company recognized $4,203,000 of compensation expense, which was based on a value of $28.00 per share. During 2001, 2000 and 1999, the Company repurchased 11,800; 9,500; and 1,000 of the contributed common shares, respectively, from the 401(k) plan at a weighted average price per share of $34.20 during 2001 and $28.00 during 2000 and 1999. Such shares are held in treasury.

                                   KNOLL, INC.

     Pro Forma Disclosures

     As discussed in Note 2, the Company accounts for its stock-based compensation plans in accordance with APB 25. Accordingly, no compensation cost has been recognized for the Company's stock options or stock purchase rights granted in connection with the employee stock purchase plan. If the Company had recognized compensation cost based upon the fair value of the stock options and stock purchase rights at the date of grant as prescribed by SFAS 123, the Company's pro forma net income would have been $82,950,000, $108,680,000 and $75,476,000 for 2001,
     2000 and 1999, respectively.

     For purposes of calculating pro forma net income, the weighted average per share fair value of options was $10.36 for 2001 grants, $9.28 for 2000 grants and $10.22 for 1999 grants. Additionally, the weighted average fair value of stock purchase rights granted under the employee stock purchase plan was $3.76 per share in 1999.

     The fair value of the options and stock purchase rights was estimated at the date of grant using (i) a Black-Scholes option pricing model for grants made prior to March 24, 1999, the date the merger, which is discussed in Note 3, was first announced and (ii) a minimum value method for grants made on or subsequent to March 24, 1999. The following assumptions were used for the Black-Scholes model in 1999: risk-free interest rate of 6.5%, dividend yield of zero, expected volatility of the market price of the common stock of 35.0% and weighted average expected lives of 7 years for the options and 3 months for the stock purchase rights. Under the minimum value method, the Company used the following assumptions: risk-free interest rate of 5.1% in 2001, 5.75% in 2000 and 6.5% in 1999; dividend yield of zero in 2001, 2000 and 1999; and weighted average expected lives of 7 years in 2001, 2000 and 1999. Volatility was not considered under the minimum value method. The estimated fair value of the options was amortized to expense over the vesting period of the options for purposes of determining pro forma net income. The effects of applying SFAS 123 for purposes of providing pro forma disclosures are not likely to be representative of the effects on reported net income in future years.


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

                                   KNOLL, INC.

21.  SEGMENT AND GEOGRAPHIC REGION INFORMATION

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

                                    United
                                    States       Canada       Europe     Consolidated
                                  ----------   ----------   ----------   ------------
                                                    (In Thousands)
          2001
          Sales to customers....  $  899,042     $26,807      $59,539     $  985,388
          Operating income......     184,790       7,077        1,888        193,755
          Property, plant and
            equipment, net......     137,200      27,115       10,723        175,038

          2000
          Sales to customers....   1,060,894      32,191       70,392      1,163,477
          Operating income......     223,931      10,848        2,392        237,171
          Property, plant and
            equipment, net......     140,046      29,707        9,876        179,629

          1999
          Sales to customers....     902,554      26,028       55,929        984,511
          Operating income......     178,631       4,574          945        184,150
          Property, plant and
            equipment, net......     142,326      31,663       10,652        184,641

     A number of U.S. government agencies purchase the Company's products through multiple contracts with the General Services Administration ("GSA"). Sales to government entities under the GSA contracts aggregated more than 10.0% of the Company's consolidated sales in 2001. Sales under GSA contracts amounted to $118,552,000 in 2001, $114,639,000 in 2000 and $72,774,000 in 1999.

                                   KNOLL, INC.

22.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following table sets forth unaudited summary information on a quarterly basis for the Company for 2001 and 2000.

                                        First       Second        Third       Fourth
                                       Quarter      Quarter      Quarter      Quarter
                                     -----------  -----------  -----------  -----------
                                                        (In Thousands)
          2001
          Sales....................    $253,125     $261,102     $250,293     $220,868
          Gross profit.............     100,732      105,297      100,157       84,756
          Net income...............      22,112       23,490       22,365       19,223

          2000
          Sales....................     268,834      315,374      295,357      283,912
          Gross profit.............     108,183      132,437      122,282      118,154
          Net income...............      24,166       35,918       32,491       23,713

     In connection with the adoption of the restructuring plan discussed in
     Note 15, the Company recorded a restructuring charge of $2,155,000 in the third quarter of 2001. The Company subsequently reversed $500,000 of this charge in the fourth quarter of 2001 as a result of a change in the number of salaried positions to be eliminated according to the plan.


23.  FINANCIAL INFORMATION FOR GUARANTORS OF THE COMPANY'S DEBT

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

     These Guarantors will irrevocably and unconditionally, fully, jointly and severally, guarantee the performance and payment when due, of all obligations under the Senior Subordinated Notes and senior credit agreement outstanding as of December 31, 2001, limited to the largest amount that would not render such Guarantors' obligations under the guarantees subject to avoidance under any applicable federal or state fraudulent conveyance or similar law.

     The condensed consolidating information that follows presents:

     - Condensed consolidating financial information as of December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000 and 1999 of
        (a) Knoll, Inc. (as the Issuer), (b) the Guarantors, (c) the combined non-Guarantors, (d) elimination entries and (e) the Company on a consolidated basis.

     - The Issuer and the Guarantors are shown with their investments in their subsidiaries accounted for on the equity method.

     The condensed consolidating financial information should be read in connection with the consolidated financial statements of the Company. Separate financial statements of the Guarantors are not presented because the Guarantors are fully, jointly, severally and unconditionally liable under the guarantees.

                                  KNOLL, INC.

                                 BALANCE SHEET
                               DECEMBER 31, 2001
                                 (In Thousands)

                                                      Guarantors
                                               ------------------------
                                               Spinneybeck      Knoll
                                    Knoll,     Enterprises,   Overseas,       Non-
                                     Inc.          Inc.         Inc.       Guarantors   Eliminations      Total
                                  ----------   ------------   ---------   -----------   ------------   -----------
ASSETS
Current assets:
    Cash and cash equivalents...  $     128      $  1,631      $    --     $ 30,454      $      --      $  32,213
    Customer receivables, net...     84,915         2,573           --       12,798             --        100,286
    Accounts receivable--
      related parties...........      2,521            69        1,013       39,132        (42,735)            --
    Inventories.................     39,683         8,592           --       12,416             --         60,691
    Deferred income taxes.......     23,189            --           --          480             --         23,669
    Prepaid and other current
      assets....................      2,978           (45)           4        1,499             --          4,436
                                  ---------       -------      -------     --------      ---------      ---------
          Total current assets..    153,414        12,820        1,017       96,779        (42,735)       221,295
Property, plant and
  equipment, net................    136,912           288           --       37,838             --        175,038
Intangible assets, net..........    237,909            --           --         (804)            --        237,105
Equity investments..............    136,800         1,059       17,348           --       (155,207)            --
Other noncurrent assets.........      5,160            (3)          97          311             --          5,565
                                  ---------       -------      -------     --------      ---------      ---------
          Total Assets..........  $ 670,195       $14,164      $18,462     $134,124      $(197,942)     $ 639,003
                                  =========       =======      =======     ========      =========      =========
LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)
Current liabilities:
    Current maturities of
      long-term debt............  $  62,500       $    --      $    --     $     58      $      --      $  62,558
    Accounts payable--trade.....     46,481           359           --       13,083             --         59,923
    Accounts payable--related
      parties...................     38,116         1,016          991        2,612        (42,735)            --
    Income taxes payable........      1,214           558            4        3,041             --          4,817
    Other current liabilities...     77,377         1,000        1,649        9,951             --         89,977
                                  ---------       -------      -------     --------      ---------      ---------
          Total current
            liabilities.........    225,688         2,933        2,644       28,745        (42,735)       217,275
Long-term debt..................    484,250            --           --          716             --        484,966
Deferred income taxes...........     23,509            --           --        2,147             --         25,656
Postretirement benefits
  other than pension............     19,612            --           --           --             --         19,612
Other noncurrent
  liabilities...................      7,587            --           --        6,225             --         13,812
                                  ---------       -------      -------     --------      ---------      ---------
          Total liabilities.....    760,646         2,933        2,644       37,833        (42,735)       761,321
                                  ---------       -------      -------     --------      ---------      ---------
Stockholders' equity (deficit):
    Common stock................        232            --           --           --             --            232
    Additional paid-in-capital..     17,506       (11,998)      12,896       60,329        (75,545)         3,188
    Retained earnings (deficit).   (108,189)       23,229        2,922       53,511        (79,662)      (108,189)
    Accumulated other
      comprehensive loss........         --            --           --      (17,549)            --        (17,549)
                                  ---------       -------      -------     --------      ---------      ---------
          Total stockholders'
            equity (deficit)....    (90,451)       11,231       15,818       96,291       (155,207)      (122,318)
                                  ---------       -------      -------     --------      ---------      ---------
          Total Liabilities
            and Stockholders'
            Equity (Deficit)....  $ 670,195       $14,164      $18,462     $134,124      $(197,942)     $ 639,003
                                  =========       =======      =======     ========      =========      =========

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
                                  =========       =======      =======     ========      =========      =========

                                  KNOLL, INC.

                            STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2001
                                 (In Thousands)

                                                      Guarantors
                                               ------------------------
                                               Spinneybeck      Knoll
                                    Knoll,     Enterprises,   Overseas,       Non-
                                     Inc.          Inc.         Inc.       Guarantors   Eliminations      Total
                                  ----------   ------------   ---------   -----------   ------------   -----------
Sales to customers..............   $870,427      $28,615       $   --      $ 86,346      $      --      $985,388
Sales to related parties........     24,572        3,356        1,171       117,575       (146,674)           --
                                   --------      -------       ------      --------      ---------      --------
Total sales.....................    894,999       31,971        1,171       203,921       (146,674)      985,388
Cost of sales to customers......    548,055       11,304          428        64,700        (30,041)      594,446
Cost of sales to related
  parties.......................     14,284        3,356           --        98,993       (116,633)           --
                                   --------      -------       ------      --------      ---------      --------
Gross profit....................    332,660       17,311          743        40,228             --       390,942
Selling, general and
  administrative expenses.......    155,667        8,424          178        31,263             --       195,532
Restructuring charge............      1,655           --           --            --             --         1,655
                                   --------      -------       ------      --------      ---------      --------
Operating income................    175,338        8,887          565         8,965             --       193,755
Interest expense................     41,985           --           --           116             --        42,101
Other income (expense), net.....     (7,356)          --           (2)        3,688             --        (3,670)
Income from equity investments..     12,384           72          252            --        (12,708)           --
                                   --------      -------       ------      --------      ---------      --------
Income before income tax
  expense.......................    138,381        8,959          815        12,537        (12,708)      147,984
Income tax expense..............     51,191        3,457          208         5,938             --        60,794
                                   --------      -------       ------      --------      ---------      --------
Net income......................   $ 87,190      $ 5,502       $  607      $  6,599      $ (12,708)     $ 87,190
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
                                   ========      =======       =======     ========      =========      ========

                                  KNOLL, INC.

                            STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2001
                                 (In Thousands)

                                                      Guarantors
                                               ------------------------
                                               Spinneybeck      Knoll
                                    Knoll,     Enterprises,   Overseas,       Non-
                                     Inc.          Inc.         Inc.       Guarantors   Eliminations      Total
                                  ----------   ------------   ---------   -----------   ------------   -----------
CASH PROVIDED BY OPERATING
  ACTIVITIES                      $ 120,148       $1,074        $ --        $12,925         $ --        $ 134,147

CASH FLOWS FROM INVESTING
  ACTIVITIES
Capital expenditures............    (21,172)         (41)         --         (3,807)          --          (25,020)
Proceeds from sale of assets....         40           --          --             31           --               71
                                  ---------       ------        ----        -------         ----        ---------
Cash used in investing
  activities....................    (21,132)         (41)         --         (3,776)          --          (24,949)

CASH FLOWS FROM FINANCING
  ACTIVITIES
Proceeds from revolving
  credit facility, net..........    153,000           --          --             --           --          153,000
Repayment of long-term debt.....    (31,250)          --          --             --           --          (31,250)
Payment of dividend.............   (220,339)          --          --             --           --         (220,339)
Purchase of common stock........       (403)          --          --             --           --             (403)
                                  ---------       ------        ----        -------         ----        ---------
Cash used in financing
  activities....................    (98,992)          --          --             --           --          (98,992)

Effect of exchange rate changes
  on cash and cash equivalents..         --           --          --           (332)          --             (332)
                                  ---------       ------        ----        -------         ----        ---------
Increase in cash and
  cash equivalents..............         24        1,033          --          8,817           --            9,874

Cash and cash equivalents
  at beginning of year..........        104          598          --         21,637           --           22,339
                                  ---------       ------        ----        -------         ----        ---------
Cash and cash equivalents
  at end of year................  $     128       $1,631        $ --        $30,454         $ --        $  32,213
                                  =========       ======        ====        =======         ====        =========

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

CASH FLOWS FROM FINANCING
  ACTIVITIES
Repayment of revolving
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
                                  =========        ====         ====        =======         ====        =========

                                                                   SCHEDULE II

                                  KNOLL, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                 (In Thousands)

                 Column A                    Column B       Column C        Column D        Column E
---------------------------------------   ------------   ------------   --------------   ------------
                                                          Additions
                                           Balance at     Charged to                       Balance
                                           Beginning      Costs and                         at End
              Description                   of Year        Expenses     Deductions (1)     of Year
---------------------------------------   ------------   ------------   --------------   ------------
Valuation Accounts Deducted in the
  Consolidated Balance Sheet from the
  Assets to which They Apply:

Year Ended December 31, 2001:
    Allowance for doubtful accounts....      $6,682         $3,096          $2,328          $7,450
Year Ended December 31, 2000:
    Allowance for doubtful accounts....       6,783          1,565           1,666           6,682
Year Ended December 31, 1999:
    Allowance for doubtful accounts....       5,057          2,513             787           6,783

____________________
(1) Uncollectible accounts written off and foreign currency translation.

                                 EXHIBIT INDEX

 Exhibit
  Number                                    Description                                     Page
----------   ---------------------------------------------------------------------------   ------
2++          Amended and Restated Agreement and Plan of Merger by and between Warburg,
             Pincus Ventures, L.P. and Knoll, Inc., dated as of July 29, 1999.
3.1***       Amended and Restated Certificate of Incorporation of the Company.
3.2***       Amended and Restated By-Laws of the Company.
10.1*        Stock Purchase Agreement, dated as of December 20, 1995, by and between
             Westinghouse and T.K.G. Acquisition Corp.
10.2+++      Credit Agreement, dated as of October 20, 1999, by and among the Company, the Guarantors (as defined therein), the Lenders (as defined therein),
             Bank of America, N.A., as Administrative Agent, the Chase Manhattan Bank,
             as Syndication Agent, and Merrill Lynch & Co., Merrill Lynch, Pierce,
             Fenner & Smith Incorporated, as Documentation Agent.
10.3+++++    First Amendment to Credit Agreement, dated as of December 20, 2000, by and among the Company, the Guarantors (as defined therein), the Lenders (as defined therein) party thereto, and Bank of America, N.A., as
             Administrative Agent.
10.4*        Indenture, dated as of February 29, 1996, by and among the Company, T.K.G.
             Acquisition Corp., T.K.G. Acquisition Sub, Inc., The Knoll Group, Inc.,
             Knoll North America, Inc., Spinneybeck Enterprises, Inc. and Knoll
             Overseas, Inc., as guarantors, and IBJ Schroder Bank & Trust Company, as trustee, relating to $165,000,000 principal amount of 10.875% Senior
             Subordinated Notes due 2006, including form of Initial Global Note.
10.5*        Supplemental Indenture, dated as of February 29, 1996, by and among the
             Company, as successor to T.K.G. Acquisition Sub, Inc., the Guarantors (as
             defined therein), and IBJ Schroder Bank & Trust Company, as trustee, relating to $165,000,000 principal amount of 10.875% Senior Subordinated
             Notes due 2006, including form of Initial Global Note.
10.6**       Supplemental Indenture No. 2, dated as of March 14, 1997, by and among the
             Company, the Guarantors (as defined therein), and IBJ Schroder Bank &
             Trust Company, as trustee, relating to $165,000,000 principal amount of
             10.875% Senior Subordinated Notes due 2006, including form of Initial
             Global Note.
10.7+        Letter Agreement between Oak Hill Securities Fund, L.P. and the Company, dated August 13, 1999.
10.8*****    Supplemental Indenture No. 3, dated as of November 4, 1999, by and among the Company, the Guarantors (as defined therein), and The Bank of New York, as trustee, relating to the Company's 10.875% Senior Subordinated Notes due 2006.
10.9++++     Amended and Restated Employment Agreement, dated as of January 1, 2000, between the Company and Burton B. Staniar.
10.10        Amendment to Employment Agreement, dated as of March 25, 2002, between the
             Company and Burton B. Staniar.
10.11+++++   Employment Agreement, dated as of March 23, 2001, between the Company and
             Andrew B. Cogan.
10.12+++++   Employment Agreement, dated as of March 23, 2001, between the Company and
             Kathleen G. Bradley.
10.13        Letter Agreement, dated as of June 6, 2000, between the Company and
             Andrew C. McGregor.
10.14**      Employment Agreement, dated as of February 29, 1996, between T.K.G.
             Acquisition Corp. and John H. Lynch.

 Exhibit
  Number                                    Description                                     Page
----------   ---------------------------------------------------------------------------   ------
10.15+++++   Letter Agreement, dated as of March 23, 2001, between the Company and
             John H. Lynch.
10.16++++    Amended and Restated Stockholders Agreement, dated as of November 4, 1999, among the Company, Warburg, Pincus Ventures, L.P., and the signatories thereto.
10.17++++    Amended and Restated Stockholders Agreement (Common Stock Under Stock
             Incentive Plans), dated as of November 4, 1999, among the Company,
             Warburg, Pincus Ventures, L.P., and the signatories thereto.
10.18++++    Amended and Restated Knoll, Inc. 1996 Stock Incentive Plan.
10.19++++    Amended and Restated Knoll, Inc. 1997 Stock Incentive Plan.
10.20++++    Knoll, Inc. 1999 Stock Incentive Plan.
10.21++++++  Form of Non-Qualified Stock Option Agreement under the Knoll, Inc. 1996
             Stock Incentive Plan, entered into by the Company and certain executive officers.
10.22++++++  Form of Non-Qualified Stock Option Agreement under the Knoll, Inc. 1997
             Stock Incentive Plan, entered into by the Company and certain executive officers.
10.23++++    Form of Non-Qualified Stock Option Agreement under the Knoll, Inc. 1999
             Stock Incentive Plan, entered into by the Company and certain executive officers.
21**         Subsidiaries of the Registrant.

__________________________________________
* Incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-2972), which was declared effective by the Commission on June 12, 1996.
** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
*** Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-23399), which was declared effective by the Commission on May 9, 1997.
**** Incorporated by reference to the Company's Annual Report on Form 10-K, and the amendments thereto, for the year ended December 31, 1998.
***** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
+        Incorporated by reference to the Company's Amendment No. 1 to
         Schedule 13E-3, which was filed with the Commission on September 10, 1999.
++ Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A, which was filed with the Commission on September 30, 1999.
+++ Incorporated by reference to the Company's Form 8-K dated November 4, 1999, which was filed with the Commission on November 5, 1999.
++++ Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
+++++ Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.
++++++   See Exhibit 10.23.  Exhibit is substantially identical to
         Exhibit 10.23.