Form 10-Q
period 2002-03-31
KNOLL INC
filed 2002-05-15
CIK 1011570

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002

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

As of May 13, 2002, there were 23,173,029 shares of the Registrant's common stock, par value $0.01 per share, outstanding.

                                  KNOLL, INC.

                        TABLE OF CONTENTS FOR FORM 10-Q


Item                                                                     Page
----                                                                     ----

                        PART I -- FINANCIAL INFORMATION

  1.  Condensed Consolidated Financial Statements (Unaudited):
          Condensed Consolidated Balance Sheets at March 31, 2002
            and December 31, 2001......................................    3
          Condensed Consolidated Statements of Operations for the
            three months ended March 31, 2002 and 2001.................    4
          Condensed Consolidated Statements of Cash Flows for the
            three months ended March 31, 2002 and 2001.................    5
          Notes to the Condensed Consolidated Financial Statements.....    6

  2.  Management's Discussion and Analysis of Financial Condition
        and Results of Operations......................................    9

  3.  Quantitative and Qualitative Disclosures about Market Risk.......   12


                          PART II -- OTHER INFORMATION

  2.  Changes in Securities and Use of Proceeds........................   13

  4.  Submission of Matters to a Vote of Security Holders..............   13

  5.  Other Information................................................   13

  6.  Exhibits and Reports on Form 8-K.................................   13

  Signatures...........................................................   14

  Exhibit Index........................................................   15

                        PART I -- FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)
----------------------------------------------------------------

                                  KNOLL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                 (Dollars In Thousands, Except Per Share Data)

                                          March 31, 2002    December 31, 2001
                                          --------------    -----------------
ASSETS
Current assets:
    Cash and cash equivalents..........     $  13,395           $  32,213
    Customer receivables, net..........       100,208             100,286
    Inventories........................        54,391              60,691
    Deferred income taxes..............        20,516              23,669
    Prepaid and other current assets...         4,580               4,436
                                            ---------           ---------
        Total current assets...........       193,090             221,295
Property, plant and equipment..........       320,367             315,369
Accumulated depreciation...............      (147,256)           (140,331)
                                            ---------           ---------
	Property, plant and
          equipment, net...............       173,111             175,038
Goodwill...............................        43,719              43,692
Trademarks.............................       187,831             187,831
Deferred financing fees, net...........         5,220               5,582
Other noncurrent assets................         5,873               5,565
                                            ---------           ---------
        Total Assets...................     $ 608,844           $ 639,003
                                            =========           =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Current maturities of long-term
      debt.............................     $  65,056           $  62,558
    Accounts payable...................        51,553              59,923
    Income taxes payable...............         9,486               4,817
    Other current liabilities..........        64,898              89,977
                                            ---------           ---------
        Total current liabilities......       190,993             217,275
Long-term debt.........................       461,946             484,966
Deferred income taxes..................        27,987              25,656
Other noncurrent liabilities...........        32,589              33,424
                                            ---------           ---------
        Total liabilities..............       713,515             761,321
                                            ---------           ---------
Stockholders' deficit:
    Common stock, $0.01 par value;
      100,000,000 shares authorized;
      23,174,029 shares issued and
      outstanding (net of 32,100
      treasury shares) in 2002 and
      23,181,829 shares issued and
      outstanding (net of 24,300
      treasury shares) in 2001.........           232                 232
    Additional paid-in-capital.........         2,909               3,188
    Retained deficit...................       (89,606)           (108,189)
    Accumulated other comprehensive
      loss.............................       (18,206)            (17,549)
                                            ---------           ---------
        Total stockholders' deficit....      (104,671)           (122,318)
                                            ---------           ---------
	Total Liabilities and
          Stockholders' Deficit........     $ 608,844           $ 639,003
                                            =========           =========

                            See accompanying notes.

                                  KNOLL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                 (In Thousands)

                                                     Three Months Ended
                                                          March 31,
                                                  ------------------------
                                                     2002          2001
                                                  ----------    ----------
Sales..........................................    $197,807      $253,125
Cost of sales..................................     123,675       152,393
                                                   --------      --------
Gross profit...................................      74,132       100,732
Selling, general and administrative expenses...      36,483        50,652
                                                   --------      --------
Operating income...............................      37,649        50,080
Interest expense...............................       8,123        12,157
Other income (expense), net....................       2,289           (44)
                                                   --------      --------
Income before income tax expense...............      31,815        37,879
Income tax expense.............................      13,232        15,767
                                                   --------      --------
Net income.....................................    $ 18,583      $ 22,112
                                                   ========      ========

                            See accompanying notes.

                                  KNOLL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                 (In Thousands)

                                                     Three Months Ended
                                                          March 31,
                                                  ------------------------
                                                     2002          2001
                                                  ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.....................................    $ 18,583     $  22,112
Adjustments to reconcile net income to cash
  provided by operating activities:
      Depreciation and amortization............       7,448         9,133
      Other noncash items......................      (2,402)          967
      Changes in assets and liabilities:
          Customer receivables.................        (118)       11,770
          Inventories..........................       6,128           351
          Accounts payable.....................      (8,178)      (15,059)
          Current and deferred income taxes....      10,211        10,018
          Other current assets and
            liabilities........................     (24,009)      (36,332)
          Other noncurrent assets and
            liabilities........................          21           966
                                                   --------     ---------
Cash provided by operating activities..........       7,684         3,926
                                                   --------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures...........................      (5,504)       (3,198)
Proceeds from sale of assets...................           4             8
                                                   --------     ---------
Cash used in investing activities..............      (5,500)       (3,190)
                                                   --------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment of) revolving
  credit facilities, net.......................      (8,000)      217,500
Repayment of long-term debt....................     (12,500)       (6,250)
Payment of dividend............................          --      (220,339)
Purchase of common stock.......................        (279)          (93)
                                                   --------     ---------
Cash used in financing activities..............     (20,779)       (9,182)
                                                   --------     ---------
Effect of exchange rate changes on cash and
  cash equivalents.............................        (223)          222
                                                   --------      --------

Decrease in cash and cash equivalents..........     (18,818)       (8,224)

Cash and cash equivalents at beginning
  of period....................................      32,213        22,339
                                                   --------     ---------

Cash and cash equivalents at end of period.....    $ 13,395     $  14,115
                                                   ========     =========

                            See accompanying notes.

                                  KNOLL, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                  (Unaudited)


1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Knoll, Inc. (the "Company" or "Knoll") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are reflected in the condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2001 is derived from the Company's 2001 audited balance sheet. The unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002 or other future periods.


2.  Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board ("FASB") approved Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that all business combinations be accounted for using the purchase method and requires that intangible assets that meet certain criteria be recognized apart from goodwill. SFAS 142 prescribes that goodwill and intangible assets with indefinite useful lives should no longer be amortized to earnings, but instead should be reviewed for impairment on at least an annual basis. Intangible assets with finite lives should continue to be amortized over their estimated useful lives.

The Company adopted SFAS 141 and SFAS 142 on January 1, 2002. The adoption of these statements did not result in any changes to the classification of the Company's goodwill and other intangible assets. Effective January 1, 2002, the Company assigned an indefinite useful life to its trademarks and discontinued the amortization of both its goodwill and trademarks. The following table sets forth a reconciliation of reported net income to net income adjusted to exclude amortization expense recognized during the three months ended March 31, 2001 for goodwill and trademarks:

                                              Three Months Ended
                                                   March 31,
                                           ------------------------
                                              2002          2001
                                           ----------    ----------
                                                (In Thousands)
        Reported net income.............    $18,583       $22,112
        Add back:
          Goodwill amortization, net
            of $46 tax benefit..........         --           277
          Trademark amortization, net
            of $547 tax benefit.........         --           827
                                            -------       -------
        Adjusted net income.............    $18,583       $23,216
                                            =======       =======

SFAS 142 requires the Company to perform transitional impairment tests of its trademarks and goodwill as of January 1, 2002, as well as perform impairment tests on an annual basis and whenever events or circumstances occur indicating that the trademarks or goodwill may be impaired. An impairment charge will be recognized for the Company's trademarks when the estimated fair value of the trademarks is less than their carrying amount. An impairment charge will be recognized for the Company's goodwill when the estimated fair value of goodwill of a reporting unit is less than its carrying amount. Fair value represents the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

The Company has completed the impairment test of its trademarks as of January 1, 2002. The fair value of the trademarks, as determined by an independent appraiser, was measured as the discounted cash flow savings realized from owning such trademarks and not having to pay a royalty for their use. No impairment of the trademarks was determined to exist at January 1, 2002.

The Company expects to perform the first step of a two-step goodwill impairment test, as prescribed in SFAS 142, during the second quarter ended June 30, 2002. The first step of the goodwill impairment test is a screen for potential impairment, while the second step measures the amount of the impairment, if any. Knoll has not yet determined what the effect of this test will be on the earnings and financial position of the Company. Any impairment loss resulting from this goodwill transitional impairment test will be reflected as the cumulative effect of a change in accounting principle for the three months ended March 31, 2002, regardless of the interim period in which the measurement of the loss is completed.

The Company continues to amortize its deferred financing fees over the life of the respective debt. The total gross carrying amount of such fees was $8.5 million at both March 31, 2002 and December 31, 2001 while the related accumulated amortization was $3.3 million and $2.9 million at March 31, 2002 and December 31, 2001, respectively. The Company recorded expense of $0.4 million in each of the three-month periods ended March 31, 2002 and 2001 in connection with amortizing its deferred financing fees. This amortization expense was recorded as a component of interest expense. The Company anticipates that it will record amortization expense related to its deferred financing fees for the remainder of 2002 and the four succeeding fiscal years in the following amounts: $1.1 million for the remaining nine months of 2002, $1.4 million in each of 2003 and 2004, $1.2 million in 2005 and less than $0.1 million in 2006.

The increase in the carrying amount of goodwill from December 31, 2001 to March 31, 2002 was attributable to fluctuations in foreign currency exchange rates.


3.  Partial Redemption of Senior Subordinated Notes

On April 30, 2002, the Company redeemed $50.0 million aggregate principal amount of its 10.875% Senior Subordinated Notes due 2006 ("Senior Subordinated Notes") for a total redemption price of $52.5 million, including a redemption premium of $1.8 million and accrued interest thereon of $0.7 million. Notice of such redemption was provided to the holders of the Senior Subordinated Notes on March 27, 2002. The Company funded the redemption with $40.0 million of borrowings under its senior revolving credit facility and $12.5 million of cash on hand. The Company will record an extraordinary loss on the early extinguishment of debt of $1.9 million pretax ($1.2 million after-tax), consisting of the $1.8 million premium and the write-off of $0.1 million of unamortized financing fees, during the three months ended June 30, 2002 as a result of the redemption.


4.  Derivative Instruments

The aggregate fair value of the Company's interest rate collar agreements from the Company's perspective as of March 31, 2002 was a loss of $6.3 million, of which $4.8 million was recorded as a current liability and $1.5 million was recorded as a noncurrent liability in the Company's unaudited condensed consolidated balance sheet. The aggregate fair value of the Company's interest rate collar agreements from the Company's perspective as of December 31, 2001 was a loss of $8.4 million, of which $5.9 million was recorded as a current liability and $2.5 million was recorded as a noncurrent liability. For the three months ended March 31, 2002, the Company recognized an aggregate net gain related to these agreements of $0.6 million, which was comprised of a loss of $1.6 million for net settlement payments incurred and recorded as interest expense and a noncash gain of $2.2 million that was recorded as a component of other income in the Company's unaudited condensed consolidated statement of operations. For the three months ended March 31, 2001, the Company recorded, as a component of other expense, an aggregate noncash loss of $3.0 million related to the interest rate collar agreements.

In May 2002, the Company entered into two interest rate swap agreements that effectively convert the fixed-rate floor on the Company's interest rate collar agreements to a floating rate of interest. Under these agreements, the Company will receive a fixed rate of interest of 5.12% and pay a variable rate of interest equal to the three-month London Interbank Offered Rate ("LIBOR"), as determined on the last day of each quarterly settlement period, plus 1.35% on an aggregate notional principal amount of $200.0 million. The termination date of the agreements is February 2004. The Company has classified these interest rate swap agreements as risk management instruments not eligible for hedge accounting.


5.  Dividend

On January 5, 2001, the Company paid a special cash dividend of $9.50 per share of common stock, or $220.3 million in the aggregate, to stockholders of record as of the close of business on December 20, 2000. The Company's Board of Directors had declared this dividend on December 20, 2000. The payment of the dividend was funded with borrowings under the Company's senior revolving credit facility.


6.  Inventories

                                       March 31, 2002    December 31, 2001
                                       --------------    -----------------
                                                (In Thousands)
        Raw materials...............      $31,303             $34,044
        Work in process.............        7,927               8,190
        Finished goods..............       15,161              18,457
                                          -------             -------
        Inventories..................     $54,391             $60,691
                                          =======             =======


7.  Comprehensive Income

For the three months ended March 31, 2002 and 2001, total comprehensive income amounted to $17.9 million and $18.9 million, respectively.


8.  Recently Issued Accounting Pronouncement

In April 2002, the FASB issued Statement of Financial Accounting Standards
No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). The Company will adopt the provisions of SFAS 145 related to the rescission of FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and the rescission of an amendment of that statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," effective January 1, 2003. The provisions related to the amendment of FASB Statement No. 13, "Accounting for Leases," will be adopted for transactions occurring after May 15, 2002.

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations
         ---------------------

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto and in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2001.

Overview

Business conditions in the United States ("U.S.") office furniture industry deteriorated further during the first quarter of 2002. Demand for new office furniture continued to soften as corporate profits remained under pressure and white-collar employment levels continued to decrease. Additionally, pricing within the industry continued to be extremely competitive. The Business and Institutional Furniture Manufacturer's Association ("BIFMA"), the U.S. office furniture trade association, estimates U.S. office furniture industry revenues for the first quarter of 2002 were down 29.4% compared to the first quarter of 2001 and currently forecasts revenues for the year 2002 will decline 13.3% from 2001.

The near-term outlook for the U.S. office furniture industry remains uncertain. Some economic indicators have shown evidence that the U.S. economy has started to recover from the recession that began in March 2001. There has historically been a lag of several months between an upturn in corporate profits following an economic slowdown and renewed demand for office furniture. Thus, the Company believes that the office furniture industry is not expected to experience growth until several months after such an upturn begins.

The Company continues to aggressively manage its cost structure in light of current economic conditions and uncertainty, but at the same time continues to focus on initiatives that it believes will enable Knoll to be well positioned to meet the needs of its customers as economic conditions improve. Such initiatives include investing in the development of new products and other sales and marketing initiatives designed to gain market share.

Accounting for Goodwill and Other Intangible Assets

In June 2001, the FASB approved SFAS 141 and SFAS 142. SFAS 141 requires that all business combinations be accounted for using the purchase method and requires that intangible assets that meet certain criteria be recognized apart from goodwill. SFAS 142 prescribes that goodwill and intangible assets with indefinite useful lives should no longer be amortized to earnings, but instead should be reviewed for impairment on at least an annual basis. Intangible assets with finite lives should continue to be amortized over their estimated useful lives.

The Company adopted SFAS 141 and SFAS 142 on January 1, 2002. The adoption of these statements did not result in any changes to the classification of the Company's goodwill and other intangible assets. Effective January 1, 2002, the Company assigned an indefinite useful life to its trademarks and discontinued the amortization of both its goodwill and trademarks. The Company's results of operations for the three months ended March 31, 2001 included a pretax charge of $1.7 million ($1.1 million after-tax) for the amortization of goodwill and trademarks. Excluding this charge, the Company's net income would have been $23.2 million for the three months ended March 31, 2001.

SFAS 142 requires the Company to perform transitional impairment tests of its trademarks and goodwill as of January 1, 2002, as well as perform impairment tests on an annual basis and whenever events or circumstances occur indicating that the trademarks or goodwill may be impaired. An impairment charge will be recognized for the Company's trademarks when the estimated fair value of the trademarks is less than their carrying amount. An impairment charge will be recognized for the Company's goodwill when the estimated fair value of goodwill of a reporting unit is less than its carrying amount. Fair value represents the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

The Company has completed the impairment test of its trademarks as of January 1, 2002. The fair value of the trademarks, as determined by an independent appraiser, was measured as the discounted cash flow savings realized from owning such trademarks and not having to pay a royalty for their use. No impairment of the trademarks was determined to exist at January 1, 2002.

The Company expects to perform the first step of a two-step goodwill impairment test, as prescribed in SFAS 142, during the second quarter ended June 30, 2002. The first step of the goodwill impairment test is a screen for potential impairment, while the second step measures the amount of the impairment, if any. Knoll has not yet determined what the effect of this test will be on the earnings and financial position of the Company. Any impairment loss resulting from this goodwill transitional impairment test will be reflected as the cumulative effect of a change in accounting principle for the three months ended March 31, 2002, regardless of the interim period in which the measurement of the loss is completed.

Results of Operations

Comparison of First Quarter Ended March 31, 2002 to First Quarter Ended
  March 31, 2001

Sales. Sales for the first quarter of 2002 were $197.8 million, a decrease of 21.8%, or $55.3 million, from sales of $253.1 million for the first quarter of 2001. The Company outperformed the U.S. office furniture industry sales decrease of 29.4% for the comparable period, as estimated by BIFMA. The Company's sales in the first quarter of 2002 were down primarily as a result of decreased volume attributable to the continued economic slowdown in the U.S. The volume decrease was spread across all of the Company's product categories, with office systems accounting for the largest dollar decrease because such category represents the largest component of the Company's sales. The decrease in the Company's first quarter 2002 sales was also due, to a lesser extent, to extremely competitive pricing pressures that have been and continue to be experienced in the industry in connection with the economic slowdown.

Gross Profit and Operating Income. Throughout 2001 and the first quarter of 2002, the Company took steps intended to prevent significant deterioration of profits as a percentage of sales in anticipation of lower sales volumes. Such steps included reducing hourly headcount in North America as dictated by volume, adopting a restructuring plan in September 2001 to eliminate certain salaried positions in North America and aggressively managing certain other discretionary and factory costs. These initiatives helped mitigate the deterioration of the Company's profits as a percentage of sales in the first quarter of 2002.

As a percentage of sales, gross profit was 37.5% for the first quarter of 2002 and 39.8% for the first quarter of 2001. Operating income as a percentage of sales was 19.0% for the first quarter of 2002 and 19.8% for the first quarter of 2001. Excluding the goodwill and trademark amortization expense of $1.7 million recorded in the first quarter of 2001, the Company's operating income as a percentage of sales was 20.5%. The decreases in the gross profit and operating income percentages from 2001 to 2002 were due primarily to the lower sales volume allowing less absorption of fixed overhead costs in the first quarter of 2002 compared to the same period of 2001. These decreases were also due, in part, to lower net sales prices for the Company's products resulting from competitive pricing within the industry.

Interest Expense. The Company's interest expense for the first quarter of 2002 decreased $4.0 million compared to that of the first quarter of 2001. Such decrease was a result of lower outstanding debt balances as well as significantly lower interest rates on the Company's variable-rate debt during the first quarter of 2002 compared to the first quarter of 2001 partially offset by net settlement payments of $1.6 million incurred under the Company's interest rate collar agreements during the first quarter of 2002. Interest rates incurred for borrowings under the Company's senior credit facilities during the first quarter of 2002 were more favorable primarily as a result of lower short-term borrowing rates in response to actions taken by the U.S. Federal Reserve to lower the federal funds rate during 2001.

Other Income (Expense), Net. Other income (expense) included a noncash gain of $2.2 million for the first quarter of 2002 and a noncash loss of $3.0 million for the first quarter of 2001 related to the Company's interest rate collar agreements. These noncash items were a result of the change in the fair value of the agreements during the periods noted. See Note 4 to the unaudited condensed consolidated financial statements for further discussion.

Income Tax Expense. The Company's effective tax rate is directly affected by changes in consolidated pretax income and the mix of pretax income and varying effective tax rates attributable to the countries in which it operates. The Company's effective tax rate was 41.6% for both the first quarter of 2002 and 2001.

Liquidity and Capital Resources

During the three months ended March 31, 2002, the Company generated cash flow from operations of $7.7 million. Cash provided by operations resulted primarily from earnings before depreciation and other noncash items offset by cash used for working capital purposes. A substantial portion of cash used for working capital purposes related to the payment, in the first quarter of 2002, of December 31, 2001 accruals of employee costs associated with year 2001 performance. The cash flow provided by operations in addition to a portion of the December 31, 2001 cash balance were used during the first quarter of 2002 to fund capital expenditures of $5.5 million and repay
$20.5 million of debt under the Company's senior credit facility.

The Company's debt instruments contain certain covenants that, among other things, limit the Company's ability to incur additional indebtedness, pay dividends and purchase Company stock as well as require the Company to maintain certain financial ratios. As of March 31, 2002, the Company had an aggregate of $170.3 million available for borrowing under its U.S. and European revolving credit facilities. The Company believes that existing cash balances and internally generated cash flows, together with borrowings available under its revolving credit facilities, will be sufficient to fund normal working capital needs, capital spending requirements and debt service requirements for at least the next twelve months.

On April 30, 2002, the Company redeemed $50.0 million aggregate principal amount of its Senior Subordinated Notes for a total redemption price of $52.5 million, including a redemption premium of $1.8 million and accrued interest thereon of $0.7 million. Notice of such redemption was provided to the holders of the Senior Subordinated Notes on March 27, 2002. The Company funded the redemption with $40.0 million of borrowings under its senior revolving credit facility and $12.5 million of cash on hand.

Statement Regarding Forward-Looking Disclosure

Certain portions of this Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, that represent the Company's expectations or beliefs concerning future events. Forward-looking statements relate to future operations, strategies, financial results or other developments and are not based on historical information. In particular, statements using verbs such as "anticipates," "believes," "estimates," "expects" or words of similar meaning generally involve forward-looking statements. Although the Company believes the expectations reflected in these forward-looking statements are based upon reasonable assumptions, no assurance can be given that Knoll will attain these expectations or that any deviations will not be material. Readers of this Form 10-Q are cautioned not to unduly rely on any forward-looking statements.

The Company cautions that its forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation, the impact and duration of the economic slowdown in the North American economy generally and in the high-technology industry; continuation or further deterioration of depressed industry revenues driven by a variety of macroeconomic factors, including white-collar employment levels, business confidence and corporate profitability and cash flows, as well as by a variety of industry factors such as corporate reengineering and restructuring, technology demands, ergonomic, health and safety concerns and corporate relocations; competitive pricing within the contract office furniture industry; the Company's indebtedness, which requires the Company to meet certain financial covenants and requires a significant portion of the Company's cash flow from operations to be dedicated to debt service, making such cash flow unavailable for other purposes, and which could limit the Company's flexibility in reacting to changes in its industry or economic conditions generally; the highly competitive nature of the market in which the Company competes, including the timely introduction of new products, pricing changes by the Company's competitors and growth rates of the office systems category; risks associated with the Company's marketing and sales strategies, including the risk that the Company's introduction of new products will not achieve the same degree of success achieved historically by the Company's products; the Company's dependence on key personnel; the ability of the Company to successfully negotiate a new collective bargaining agreement with its unionized employees; the ability of the Company to maintain its relationships with its dealers; the Company's reliance on its patents and other intellectual property; environmental laws and regulations, including those that may be enacted in the future, that affect the ownership and operation of the Company's manufacturing plants; risks relating to potential labor disruptions; and fluctuations in foreign currency exchange rates. Except as otherwise required by the federal securities laws, the Company disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this Form 10-Q to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

During the normal course of business, the Company is routinely subjected to market risk associated with interest rate movements and foreign currency exchange rate movements. Interest rate risk arises from the Company's debt obligations and related interest rate collar agreements. Foreign currency exchange rate risk arises from the Company's foreign operations and purchases of inventory from foreign suppliers. There have been no material changes in the carrying amounts or fair values of the Company's financial instruments or its exposure to market risk since December 31, 2001 except as described below.

The Company had $419.0 million of variable-rate debt outstanding at March 31, 2002, which is a decrease of $20.5 million from December 31, 2001. The fair value of the Company's variable-rate debt continues to approximate its carrying amount.

The aggregate fair value of the Company's interest rate collar agreements from the Company's perspective changed to a loss of $6.3 million at March 31, 2002 from a loss of $8.4 million at December 31, 2001. Of the March 31, 2002 value, $4.8 million was recognized as a current liability and $1.5 million was recognized as a noncurrent liability in the Company's unaudited condensed consolidated balance sheet as of March 31, 2002. For the three months ended March 31, 2002, the Company recognized an aggregate net gain related to these agreements of $0.6 million, which was comprised of a loss of $1.6 million for net settlement payments incurred and recorded as interest expense and a noncash gain of $2.2 million that was recorded as a component of other income in the Company's unaudited condensed consolidated statement of operations.

As previously discussed in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company redeemed
$50.0 million aggregate principal amount of its outstanding Senior Subordinated Notes on April 30, 2002. The Company funded the redemption with $40.0 million of borrowings under its senior revolving credit facility and $12.5 million of cash on hand. Consequently, the Company replaced $40.0 million of fixed-rate debt with variable-rate debt.

In May 2002, the Company entered into two interest rate swap agreements that effectively convert the fixed-rate floor on the Company's interest rate collar agreements to a floating rate of interest. Under these agreements, the Company will receive a fixed rate of interest of 5.12% and pay a variable rate of interest equal to the three-month LIBOR, as determined on the last day of each quarterly settlement period, plus 1.35% on an aggregate notional principal amount of $200.0 million. The termination date of the agreements is February 2004. The Company has classified these interest rate swap agreements as risk management instruments not eligible for hedge accounting.

                          PART II -- OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------

Restrictions on Dividends

The credit agreement governing the Company's senior credit facilities and the indenture relating to the Company's Senior Subordinated Notes contain certain covenants that, among other things, limit the Company's ability to purchase Knoll stock and pay dividends to its stockholders. On December 20, 2000, the Company's Board of Directors declared a special cash dividend of $9.50 per share of common stock (approximately $220.3 million in the aggregate), which was paid on January 5, 2001 to stockholders of record as of the close of business on December 20, 2000. Such dividend was in compliance with the covenants contained in the aforementioned debt agreements, as amended. Prior to December 20, 2000, the Company had never declared any dividends on its common stock. Any future determination to pay dividends will depend on the Company's results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant by the Board of Directors.

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


Item 5.  Other Information
--------------------------

On May 10, 2002, the Company's Board of Directors elected Barry L. McCabe as Chief Financial Officer of Knoll.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

a.  Exhibits:

    10* Amendment to Employment Agreement, dated as of March 25, 2002, between the Company and Burton B. Staniar.

b.  Current Reports on Form 8-K:

    The Company did not file any reports on Form 8-K during the three months ended March 31, 2002.


-------------------------------------------------------------------------------

* Incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 2001.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        KNOLL, INC.


Date:  May 15, 2002                     By:   /s/ Burton B. Staniar
                                            -------------------------------
                                              Burton B. Staniar
                                              Chairman of the Board


Date:  May 15, 2002                     By:   /s/ Barry L. McCabe
                                            -------------------------------
                                              Barry L. McCabe
                                              Senior Vice President and
                                              Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------

 Exhibit
 Number                           Description                           Page
---------    -----------------------------------------------------    --------

  10* Amendment to Employment Agreement, dated as of March 25, 2002, between the Company and Burton B.
             Staniar.


-------------------------------------------------------------------------------

* Incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 2001.