Form 10-Q
period 2002-06-30
KNOLL INC
filed 2002-08-14
CIK 1011570

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

As of August 9, 2002, there were 23,171,029 shares of the Registrant's common stock, par value $0.01 per share, outstanding.

                                  KNOLL, INC.

                        TABLE OF CONTENTS FOR FORM 10-Q


Item                                                                     Page
----                                                                     ----

                        PART I -- FINANCIAL INFORMATION

  1.  Condensed Consolidated Financial Statements (Unaudited):
          Condensed Consolidated Balance Sheets at June 30, 2002
            and December 31, 2001......................................    3
          Condensed Consolidated Statements of Operations for the
            three months and six months ended June 30, 2002 and 2001... 4 Condensed Consolidated Statements of Cash Flows for the
            six months ended June 30, 2002 and 2001....................    5
          Notes to the Condensed Consolidated Financial Statements.....    6

  2.  Management's Discussion and Analysis of Financial Condition
        and Results of Operations......................................   10

  3.  Quantitative and Qualitative Disclosures about Market Risk.......   14


                          PART II -- OTHER INFORMATION

  2.  Changes in Securities and Use of Proceeds........................   15

  6.  Exhibits and Reports on Form 8-K.................................   15

  Signatures...........................................................   16

  Exhibit Index........................................................   17

                        PART I -- FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)
----------------------------------------------------------------

                                  KNOLL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                 (Dollars In Thousands, Except Per Share Data)

                                           June 30, 2002    December 31, 2001
                                           -------------    -----------------
ASSETS
Current assets:
    Cash and cash equivalents..........      $  12,945          $  32,213
    Customer receivables, net..........        108,694            100,286
    Inventories........................         50,795             60,691
    Deferred income taxes..............         19,351             23,669
    Prepaid and other current assets...          8,234              4,436
                                             ---------          ---------
        Total current assets...........        200,019            221,295
Property, plant and equipment..........        328,324            315,369
Accumulated depreciation...............       (155,589)          (140,331)
                                             ---------          ---------
	Property, plant and
          equipment, net...............        172,735            175,038
Goodwill...............................         44,017             43,692
Trademarks.............................        187,831            187,831
Deferred financing fees, net...........          4,737              5,582
Other noncurrent assets................          5,721              5,565
                                             ---------          ---------
        Total Assets...................      $ 615,060          $ 639,003
                                             =========          =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Current maturities of long-term
      debt.............................      $  57,561          $  62,558
    Accounts payable...................         54,080             59,923
    Income taxes payable...............          2,703              4,817
    Other current liabilities..........         71,002             89,977
                                             ---------          ---------
        Total current liabilities......        185,346            217,275
Long-term debt.........................        452,506            484,966
Deferred income taxes..................         28,842             25,656
Other noncurrent liabilities...........         34,947             33,424
                                             ---------          ---------
        Total liabilities..............        701,641            761,321
                                             ---------          ---------
Stockholders' deficit:
    Common stock, $0.01 par value;
      100,000,000 shares authorized;
      23,172,029 shares issued and
      outstanding (net of 34,100
      treasury shares) in 2002 and
      23,181,829 shares issued and
      outstanding (net of 24,300
      treasury shares) in 2001.........            232                232
    Additional paid-in-capital.........          2,837              3,188
    Retained deficit...................        (76,368)          (108,189)
    Accumulated other comprehensive
      loss.............................        (13,282)           (17,549)
                                             ---------          ---------
        Total stockholders' deficit....        (86,581)          (122,318)
                                             ---------          ---------
	Total Liabilities and
          Stockholders' Deficit........      $ 615,060          $ 639,003
                                             =========          =========

                            See accompanying notes.

                                  KNOLL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                 (In Thousands)

                                Three Months Ended        Six Months Ended
                                     June 30,                 June 30,
                              ----------------------   ----------------------
                                 2002        2001         2002        2001
                              ----------  ----------   ----------  ----------
Sales......................    $202,662    $261,102     $400,469    $514,227
Cost of sales..............     126,666     155,805      250,341     308,198
                               --------    --------     --------    --------
Gross profit...............      75,996     105,297      150,128     206,029
Selling, general and
  administrative expenses..      42,691      53,237       79,174     103,889
                               --------    --------     --------    --------
Operating income...........      33,305      52,060       70,954     102,140
Interest expense...........       7,150      10,864       15,273      23,021
Other income (expense),
  net......................      (1,970)     (1,571)         319      (1,615)
                               --------    --------     --------    --------
Income before income tax
  expense and
  extraordinary item.......      24,185      39,625       56,000      77,504
Income tax expense.........       9,779      16,135       23,011      31,902
                               --------    --------     --------    --------
Income before
  extraordinary item.......      14,406      23,490       32,989      45,602
Extraordinary loss on
  early extinguishment
  of debt, net of tax
  benefit..................       1,168          --        1,168          --
                               --------    --------     --------    --------
Net income.................    $ 13,238    $ 23,490     $ 31,821    $ 45,602
                               ========    ========     ========    ========

                            See accompanying notes.

                                  KNOLL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                 (In Thousands)

                                                      Six Months Ended
                                                          June 30,
                                                  ------------------------
                                                     2002          2001
                                                  ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.....................................    $ 31,821     $  45,602
Adjustments to reconcile net income to cash
  provided by operating activities:
      Depreciation and amortization............      15,143        18,348
      Extraordinary loss, net of tax benefit...       1,168            --
      Other noncash items......................        (501)        2,348
      Changes in assets and liabilities:
          Customer receivables.................      (7,822)       11,123
          Inventories..........................      10,457         7,391
          Accounts payable.....................      (6,437)       (9,687)
          Current and deferred income taxes....       5,903         2,767
          Other current assets and
            liabilities........................     (20,433)      (25,624)
          Other noncurrent assets and
            liabilities........................         760         1,534
                                                   --------     ---------
Cash provided by operating activities..........      30,059        53,802
                                                   --------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures...........................     (10,307)       (8,144)
Proceeds from sale of assets...................          12            57
                                                   --------     ---------
Cash used in investing activities..............     (10,295)       (8,087)
                                                   --------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facilities,
  net..........................................      37,500       192,000
Repayment of long-term debt....................     (75,000)      (12,500)
Premium paid for early extinguishment of debt..      (1,813)           --
Payment of dividend............................          --      (220,339)
Purchase of common stock.......................        (351)         (128)
                                                   --------     ---------
Cash used in financing activities..............     (39,664)      (40,967)
                                                   --------     ---------
Effect of exchange rate changes on cash and
  cash equivalents.............................         632          (300)
                                                   --------      --------
Increase (decrease) in cash and cash
  equivalents..................................     (19,268)        4,448

Cash and cash equivalents at beginning
  of period....................................      32,213        22,339
                                                   --------     ---------

Cash and cash equivalents at end of period.....    $ 12,945     $  26,787
                                                   ========     =========

                            See accompanying notes.

                                  KNOLL, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2002
                                  (Unaudited)


1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Knoll, Inc. (the "Company" or "Knoll") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation in accordance with generally accepted accounting principles are reflected in the condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2001 is derived from the Company's 2001 audited balance sheet. The unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 2001. The results of operations for the three months and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002 or other future periods.


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

The Company adopted SFAS 141 and SFAS 142 on January 1, 2002. The adoption of these statements did not result in any changes to the classification of the Company's goodwill and other intangible assets. Effective January 1, 2002, the Company assigned an indefinite useful life to its trademarks and discontinued the amortization of both its goodwill and trademarks. The following table sets forth a reconciliation of reported net income to net income adjusted to exclude amortization expense recognized for goodwill and trademarks during the three months and six months ended June 30, 2001:

                                     Three Months Ended        Six Months Ended
                                          June 30,                 June 30,
                                   ----------------------   ----------------------
                                      2002        2001         2002        2001
                                   ----------  ----------   ----------  ----------
                                                   (In Thousands)
     Reported net income........     $13,238     $23,490      $31,821     $45,602
     Add back:
       Goodwill amortization,
         net of tax benefit
         of $46 and $92,
         respectively...........          --         276           --         553
       Trademark amortization,
         net of tax benefit
         of $547 and $1,094,
         respectively...........          --         827           --       1,654
                                     -------     -------      -------     -------
     Adjusted net income........     $13,238     $24,593      $31,821     $47,809
                                     =======     =======      =======     =======

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

During the first quarter ended March 31, 2002, the Company completed the impairment test of its trademarks as of January 1, 2002. The fair value of the trademarks was estimated by an independent appraiser using a discounted cash flow method. No impairment of the trademarks was determined to exist at January 1, 2002.

The Company completed its transitional goodwill impairment test during the second quarter ended June 30, 2002. An independent appraiser performed the first step of the goodwill impairment test, as prescribed by SFAS 142, to screen for potential impairment. This first step included estimating the fair value of the reporting unit to which the Company's goodwill is attributable and comparing that fair value to the carrying amount of the reporting unit. Fair value was estimated using discounted cash flows and comparable company market multiples. Step one yielded a fair value that exceeded the carrying amount of the reporting unit. As a result, goodwill was considered not impaired as of January 1, 2002, no impairment charge was necessary and the Company was not required to perform the second step of the impairment test prescribed by SFAS 142.

The increase in the carrying amount of goodwill from December 31, 2001 to June 30, 2002 was attributable to fluctuations in foreign currency exchange rates.

The Company continues to amortize its deferred financing fees over the life of the respective debt. The gross carrying amount and related accumulated amortization of these fees were as follows:

                                       June 30, 2002    December 31, 2001
                                       -------------    -----------------
                                                (In Thousands)
     Gross carrying amount..........      $ 8,337            $ 8,546
     Accumulated amortization.......       (3,600)            (2,964)
                                          -------            -------
     Net amount.....................      $ 4,737            $ 5,582
                                          =======            =======

The Company recorded expense of $0.4 million in each of the three-month periods ended June 30, 2002 and 2001 and $0.7 million in each of the six-month periods ended June 30, 2002 and 2001 in connection with amortizing its deferred financing fees. This amortization expense was recorded as a component of interest expense. The Company estimates that it will record amortization expense of $0.7 million for the remaining six months of 2002, $1.4 million in each of 2003 and 2004, $1.2 million in 2005 and less than $0.1 million in 2006.


3.  Partial Redemption of Senior Subordinated Notes

On April 30, 2002, the Company redeemed $50.0 million aggregate principal amount of its 10.875% Senior Subordinated Notes due 2006 ("Senior Subordinated Notes") for a total redemption price of $52.5 million, including a redemption premium of $1.8 million and accrued interest thereon of $0.7 million. The Company funded the redemption with borrowings under its senior revolving credit facility and cash on hand. The Company recorded an extraordinary loss on the early extinguishment of debt of $1.9 million pretax ($1.2 million after-tax), consisting of the $1.8 million premium and the write-off of $0.1 million of unamortized financing fees, during the three months ended
June 30, 2002 as a result of the redemption.

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

The aggregate fair value of the Company's interest rate collar and swap agreements from the Company's perspective as of June 30, 2002 was a net loss of $6.3 million, of which $2.7 million was recorded as a current asset, $6.1 million was recorded as a current liability and $2.9 million was recorded as a noncurrent liability in the Company's unaudited condensed consolidated balance sheet. The aggregate fair value of the Company's interest rate collar agreements from the Company's perspective as of December 31, 2001 was a net loss of $8.4 million, of which $5.9 million was recorded as a current liability and $2.5 million was recorded as a noncurrent liability.

The following table sets forth the gains and losses recorded for the Company's interest rate collar and swap agreements and the line items in which such amounts are reflected in the Company's unaudited condensed consolidated statements of operations:

                                     Three Months Ended        Six Months Ended
                                          June 30,                 June 30,
                                   ----------------------   ----------------------
                                      2002        2001         2002        2001
                                   ----------  ----------   ----------  ----------
                                                   (In Thousands)
     Interest expense...........     $ 1,622      $ --        $3,177     $    --
     Other income (expense).....          53       (85)        2,237      (3,127)
                                     -------      ----        ------     -------
     Aggregate net loss.........     $(1,569)     $(85)       $ (940)    $(3,127)
                                     =======      ====        ======     =======


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


6.  Inventories

                                       June 30, 2002    December 31, 2001
                                       -------------    -----------------
                                                (In Thousands)
     Raw materials..................      $27,765             $34,044
     Work in process................        8,196               8,190
     Finished goods.................       14,834              18,457
                                          -------             -------
     Inventories.....................     $50,795             $60,691
                                          =======             =======

7.  Comprehensive Income

For the three months ended June 30, 2002 and 2001, comprehensive income amounted to $18.2 million and $25.2 million, respectively. Comprehensive income for the six months ended June 30, 2002 and 2001 was $36.1 million and $44.1 million, respectively. Comprehensive income is comprised of net income and foreign currency translation adjustments, which are reflected in accumulated other comprehensive loss in the Company's unaudited condensed consolidated balance sheets, for the periods noted.


8.  Recently Issued Accounting Pronouncement

In April 2002, the FASB issued Statement of Financial Accounting Standards
No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). The Company will adopt the provisions of SFAS 145 related to the rescission of FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and the rescission of an amendment of that statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," effective January 1, 2003. Upon adoption of these provisions, losses that the Company recorded as an extraordinary item in connection with the early extinguishment of debt prior to the date of adoption will be reclassified to be reflected in results of continuing operations. The provisions related to the amendment of FASB Statement No. 13, "Accounting for Leases," are effective for transactions occurring after May 15, 2002.

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

Overview

During the first six months of 2002, demand for new office furniture remained weak as corporate profits remained under pressure and white-collar employment levels decreased from December 2001 levels. Additionally, pricing within the United States ("U.S.") office furniture industry continued to be extremely competitive. The Business and Institutional Furniture Manufacturer's Association, the U.S. office furniture trade association, estimates U.S. office furniture industry revenues for the first six months of 2002 were down 25.4% compared to the first six months of 2001.

The near-term outlook for the U.S. office furniture industry remains bleak. Historically, after a recessionary period the office furniture industry has not experienced growth until several months after corporations demonstrate and sustain improved earnings.

The Company continues to aggressively manage its cost structure in light of current economic conditions and uncertainty, but at the same time continues to focus on initiatives that it believes will enable Knoll to be well positioned to meet the needs of its customers as economic conditions improve. Such initiatives include investing in the development of new products and other sales and marketing initiatives designed to gain market share. At NeoCon(R) 2002, a contract furniture trade show held annually in Chicago in June, the Company introduced a number of new products, most notably Life(TM), a high-performance, environmentally friendly work chair.

Union Negotiations

The Company's employees at its Grand Rapids, Michigan plant are unionized under the Carpenters and Joiners of America-Local 1615. The collective bargaining agreement with this union expires at midnight on August 25, 2002. The Company is currently in the process of negotiating a new agreement with the union. While the Company is hopeful that it will enter into a new collective bargaining agreement with the union, the Company can not assure that it will be successful in negotiating a new agreement on a timely basis or that a work stoppage will not occur at the Company's Grand Rapids plant. There could be a material adverse impact on the Company if a work stoppage would occur for a significant period of time.

Critical Accounting Policies

Following are critical accounting policies that the Company implemented during 2002. Refer to the Company's annual report on Form 10-K for the year ended December 31, 2001 for discussion of other critical accounting policies that affect the Company's financial statements.

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

The Company adopted SFAS 141 and SFAS 142 on January 1, 2002. The adoption of these statements did not result in any changes to the classification of the Company's goodwill and other intangible assets. Effective January 1, 2002, the Company assigned an indefinite useful life to its trademarks and discontinued the amortization of both its goodwill and trademarks. The Company's results of operations for the three months and six months ended
June 30, 2001 included a pretax charge of $1.7 million ($1.1 million after-tax) and $3.4 million ($2.2 million after-tax), respectively, for the amortization of goodwill and trademarks. Excluding these charges, the Company's net income would have been $24.6 million and $47.8 million for the three months and six months ended June 30, 2001, respectively.

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

During the first quarter ended March 31, 2002, the Company completed the impairment test of its trademarks as of January 1, 2002. The fair value of the trademarks was estimated by an independent appraiser using a discounted cash flow method. No impairment of the trademarks was determined to exist at January 1, 2002.

The Company completed its transitional goodwill impairment test during the second quarter ended June 30, 2002. An independent appraiser performed the first step of the goodwill impairment test, as prescribed by SFAS 142, to screen for potential impairment. This first step included estimating the fair value of the reporting unit to which the Company's goodwill is attributable and comparing that fair value to the carrying amount of the reporting unit. Fair value was estimated using discounted cash flows and comparable company market multiples. Step one yielded a fair value that exceeded the carrying amount of the reporting unit. As a result, goodwill was considered not impaired as of January 1, 2002, no impairment charge was necessary and the Company was not required to perform the second step of the impairment test prescribed by SFAS 142.

Interest Rate Swap Agreements

The Company accounts for its interest rate swap agreements in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"). The Company's interest rate swap agreements are classified as risk management instruments not eligible for hedge accounting. In accordance with SFAS 133, the Company records the fair value of these agreements on its balance sheet and recognizes changes in their fair value in earnings in the period the value of the contract changes. The fair value of the interest rate swap agreements represents the present value of expected future payments, as estimated by the counterparty, who is a dealer in these instruments, and is based upon a number of factors, including current interest rates and expectations of future interest rates. Changes in valuation assumptions and estimates used by the counterparty could cause a material effect on the Company's results of operations or financial position.

Results of Operations

Comparison of Second Quarter and Six Months Ended June 30, 2002 to Second
  Quarter and Six Months Ended June 30, 2001

Sales. Sales for the second quarter of 2002 were $202.7 million, a decrease of 22.4%, or $58.4 million, from sales of $261.1 million for the second quarter of 2001. Sales for the six months ended June 30, 2002 were $400.5 million, a decrease of 22.1%, or $113.7 million, from sales of $514.2 million for the same period of 2001. The Company's sales in the second quarter and six months of 2002 were down primarily as a result of decreased volume attributable to the sluggishness in the U.S. economy. The decreases in the Company's sales for the second quarter and six months of 2002 were also due, to a lesser extent, to lower net sales prices for the Company's products resulting from extremely competitive pricing pressures that have been and continue to be experienced in the industry in connection with current economic conditions.

Gross Profit and Operating Income. Throughout 2001 and the first six months of 2002, the Company took steps intended to prevent significant deterioration of profits as a percentage of sales in anticipation of lower sales volumes. Such steps included reducing hourly headcount in North America as dictated by volume, adopting a restructuring plan in September 2001 to eliminate certain salaried positions in North America and aggressively managing certain other discretionary and factory costs. These initiatives helped mitigate the deterioration of the Company's profits as a percentage of sales in the second quarter and six months ended June 30, 2002.

As a percentage of sales, gross profit was 37.5% for the second quarter and six months ended June 30, 2002, 40.3% for the second quarter of 2001 and 40.1% for the six months ended June 30, 2001. Operating income as a percentage of sales was 16.4% and 17.7% for the second quarter and six months ended June 30, 2002, respectively, and 19.9% for both the second quarter and six months ended June 30, 2001. Excluding the goodwill and trademark amortization expense of $1.7 million and $3.4 million recorded in the second quarter and six months of 2001, respectively, the Company's operating income as a percentage of sales was 20.6% and 20.5%, respectively. The decreases in the gross profit and operating income percentages from 2001 to 2002 were due primarily to the lower sales volume allowing less absorption of fixed overhead costs in the second quarter and six months ended June 30, 2002 compared to the same periods of 2001 as well as lower net sales prices for the Company's products in 2002 resulting from competitive pricing within the industry. The decreases in the Company's operating income as a percentage of sales from 2001 to 2002 were also due, in part, to an estimated contingency loss of $1.5 million recorded in the second quarter of 2002 as a result of a bankruptcy filing by a third party that processed payment of the Company's freight bills.

The Company's steel suppliers recently started to implement price increases primarily in response to the imposition of tariffs by the U.S. government on some imported steel products. While there was no appreciable impact of steel price increases on the Company's results of operations for the first six months of 2002, the Company expects its steel costs to increase in the second half of 2002. The Company is currently unable to reasonably quantify the amount of such increase and the effect on its results of operations for the second half of 2002.

Interest Expense. The Company's interest expense for the second quarter and six months ended June 30, 2002 decreased $3.7 million and $7.7 million, respectively, compared to that of the same periods of 2001. Such decreases were primarily a result of lower outstanding debt balances as well as significantly lower interest rates on the Company's variable-rate debt during the second quarter and six months of 2002 compared to the same periods of 2001 partially offset by net settlement payments of $1.6 million and $3.2 million incurred under the Company's interest rate collar agreements during the second quarter and six months of 2002, respectively. Interest rates incurred for borrowings under the Company's senior credit facilities during the second quarter and six months of 2002 were more favorable primarily as a result of continued lower short-term borrowing rates. The Company's interest expense for the second quarter and six months of 2002 was also impacted favorably, to a lesser extent, by the redemption of a portion of the Company's Senior Subordinated Notes on April 30, 2002. See below for further discussion of the redemption.

Other Income (Expense), Net. Other income (expense) included noncash gains related to the Company's interest rate collar and swap agreements of $0.1 million and $2.2 million for the second quarter and six months ended
June 30, 2002, respectively.  For the second quarter and six months ended
June 30, 2001, other income (expense) included noncash losses of $0.1 million and $3.1 million, respectively, related to the Company's interest rate collar agreements. These noncash items were a result of the change in the fair value of the interest rate collar and swap agreements during the periods noted. See
Note 4 to the unaudited condensed consolidated financial statements for further discussion.

Income Tax Expense. The Company's effective tax rate is directly affected by changes in consolidated pretax income and the mix of pretax income and varying effective tax rates attributable to the countries in which it operates. The mix of pretax income was primarily responsible for the change in the effective tax rate to 40.4% for the second quarter of 2002 from 40.7% for the second quarter of 2001 and to 41.1% for the six months ended June 30, 2002 from 41.2% for the same period of 2001.

Extraordinary Item. On April 30, 2002, the Company redeemed $50.0 million aggregate principal amount of its Senior Subordinated Notes for a total redemption price of $52.5 million, including a redemption premium of $1.8 million and accrued interest thereon of $0.7 million. The Company recorded an extraordinary loss on the early extinguishment of debt of $1.9 million pretax ($1.2 million after-tax), consisting of the $1.8 million premium and the write-off of $0.1 million of unamortized financing fees, during the second quarter of 2002 as a result of the redemption.

Liquidity and Capital Resources

During the six months ended June 30, 2002, the Company generated cash flow from operations of $30.1 million. Cash provided by operations resulted primarily from earnings before noncash and extraordinary items offset by cash used for working capital purposes. A substantial portion of cash used for working capital purposes related to the payment, in the first quarter of 2002, of December 31, 2001 accruals of employee costs associated with year 2001 performance.

The cash flow provided by operations in addition to $37.5 million of net borrowings under the senior revolving credit facility and a portion of the December 31, 2001 cash balance were used during the six months of 2002 to fund capital expenditures of $10.3 million, repay $25.0 million of debt under the term loan facility and fund the redemption of a portion of the Company's Senior Subordinated Notes. The Company redeemed $50.0 million aggregate principal amount of its Senior Subordinated Notes for a total redemption price of $52.5 million, including a redemption premium of $1.8 million and accrued interest thereon of $0.7 million, on April 30, 2002.

The Company's debt instruments contain certain covenants that, among other things, limit the Company's ability to incur additional indebtedness, pay dividends and purchase Company stock as well as require the Company to maintain certain financial ratios. As of June 30, 2002, the Company had an aggregate of $125.4 million available for borrowing under its U.S. and European revolving credit facilities. The Company believes that existing cash balances and internally generated cash flows, together with borrowings available under its revolving credit facilities, will be sufficient to fund normal working capital needs, capital spending requirements and debt service requirements for at least the next twelve months.

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

The Company cautions that its forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation, the impact and duration of the sluggishness in the North American economy generally and in the high-technology industry; continuation or further deterioration of depressed industry revenues driven by a variety of macroeconomic factors, including white-collar employment levels, business confidence and corporate profitability and cash flows, as well as by a variety of industry factors such as corporate reengineering and restructuring, technology demands, ergonomic, health and safety concerns and corporate relocations; the ability of the Company to successfully negotiate a new collective bargaining agreement with its unionized employees prior to the expiration of the currently existing agreement at midnight on August 25, 2002; competitive pricing within the contract office furniture industry; the Company's indebtedness, which requires the Company to meet certain financial covenants and requires a significant portion of the Company's cash flow from operations to be dedicated to debt service, making such cash flow unavailable for other purposes, and which could limit the Company's flexibility in reacting to changes in its industry or economic conditions generally; the highly competitive nature of the market in which the Company competes, including the timely introduction of new products, pricing changes by the Company's competitors and growth rates of the office systems category; increases in raw material prices, such as steel; risks associated with the Company's marketing and sales strategies, including the risk that the Company's introduction of new products will not achieve the same degree of success achieved historically by the Company's products; the Company's dependence on key personnel; the ability of the Company to maintain its relationships with its dealers; the Company's reliance on its patents and other intellectual property; environmental laws and regulations, including those that may be enacted in the future, that affect the ownership and operation of the Company's manufacturing plants; risks relating to potential labor disruptions; and fluctuations in foreign currency exchange rates. Except as otherwise required by the federal securities laws, the Company disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this Form 10-Q to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

During the normal course of business, the Company is routinely subjected to market risk associated with interest rate movements and foreign currency exchange rate movements. Interest rate risk arises from the Company's debt obligations and related interest rate collar and swap agreements. Foreign currency exchange rate risk arises from the Company's foreign operations and purchases of inventory from foreign suppliers. There have been no material changes in the Company's financial instruments or its exposure to market risk since December 31, 2001 except as described below.

The Company's fixed-rate debt was $58.1 million at June 30, 2002, a decrease of $50.0 million from December 31, 2001, while its variable-rate debt was $452.0 million at June 30, 2002, an increase of $12.5 million from December 31, 2001. The Company's fixed-rate debt decreased as a result of the redemption of $50.0 million aggregate principal amount of its Senior Subordinated Notes on April 30, 2002. The increase in variable-rate debt is related to net borrowings of $37.5 million under the senior revolving credit facility to partially fund the redemption of a portion of the Senior Subordinated Notes offset by the repayment of $25.0 million under the term loan facility.

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

The aggregate fair value of the Company's interest rate collar and swap agreements from the Company's perspective as of June 30, 2002 was a net loss of $6.3 million, of which $2.7 million was recorded as a current asset, $6.1 million was recorded as a current liability and $2.9 million was recorded as a noncurrent liability in the Company's unaudited condensed consolidated balance sheet. The aggregate fair value of the Company's interest rate collar agreements from the Company's perspective as of December 31, 2001 was a net loss of $8.4 million, of which $5.9 million was recorded as a current liability and $2.5 million was recorded as a noncurrent liability.

The following table sets forth the gains and losses recorded for the Company's interest rate collar and swap agreements and the line items in which such amounts are reflected in the Company's unaudited condensed consolidated statements of operations:

                                     Three Months Ended        Six Months Ended
                                          June 30,                 June 30,
                                   ----------------------   ----------------------
                                      2002        2001         2002        2001
                                   ----------  ----------   ----------  ----------
                                                   (In Thousands)
     Interest expense...........     $ 1,622      $ --        $3,177     $    --
     Other income (expense).....          53       (85)        2,237      (3,127)
                                     -------      ----        ------     -------
     Aggregate net loss.........     $(1,569)     $(85)       $ (940)    $(3,127)
                                     =======      ====        ======     =======

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


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

a.  Exhibits:

    99.1     Chief Executive Officer Certification Pursuant to 18 U.S.C.
             Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
    99.2     Chief Financial Officer Certification Pursuant to 18 U.S.C.
             Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.  Current Reports on Form 8-K:

    The Company did not file any reports on Form 8-K during the three months ended June 30, 2002.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        KNOLL, INC.


Date:  August 14, 2002                  By:   /s/ Andrew B. Cogan
                                            -------------------------------
                                              Andrew B. Cogan
                                              Chief Executive Officer


Date:  August 14, 2002                  By:   /s/ Barry L. McCabe
                                            -------------------------------
                                              Barry L. McCabe
                                              Senior Vice President and
                                              Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------

 Exhibit
 Number                           Description                           Page
---------    -----------------------------------------------------    --------

  99.1 Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002.
  99.2 Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002.