Form 10-Q
period 2002-09-30
KNOLL INC
filed 2002-11-14
CIK 1011570

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2002

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

As of November 11, 2002, there were 23,169,029 shares of the Registrant's common stock, par value $0.01 per share, outstanding.

                                  KNOLL, INC.

                        TABLE OF CONTENTS FOR FORM 10-Q


Item                                                                     Page
----                                                                     ----

                        PART I -- FINANCIAL INFORMATION

  1.  Condensed Consolidated Financial Statements (Unaudited):
          Condensed Consolidated Balance Sheets at September 30, 2002
            and December 31, 2001......................................    3
          Condensed Consolidated Statements of Operations for the
            three months and nine months ended September 30, 2002
            and 2001...................................................    4
          Condensed Consolidated Statements of Cash Flows for the
            nine months ended September 30, 2002 and 2001..............    5
          Notes to the Condensed Consolidated Financial Statements.....    6

  2.  Management's Discussion and Analysis of Financial Condition
        and Results of Operations......................................   10

  3.  Quantitative and Qualitative Disclosures about Market Risk.......   14

  4.  Controls and Procedures..........................................   15


                          PART II -- OTHER INFORMATION

  2.  Changes in Securities and Use of Proceeds........................   16

  5.  Other Information................................................   16

  6.  Exhibits and Reports on Form 8-K.................................   16

  Signatures...........................................................   17

  Certifications.......................................................   18

  Exhibit Index........................................................   20

                        PART I -- FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)
----------------------------------------------------------------

                                  KNOLL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                 (Dollars In Thousands, Except Per Share Data)

                                        September 30, 2002   December 31, 2001
                                        ------------------   -----------------
ASSETS
Current assets:
    Cash and cash equivalents........       $  17,204            $  32,213
    Customer receivables, net........          93,700              100,286
    Inventories......................          49,972               60,691
    Deferred income taxes............          18,275               23,669
    Prepaid and other current
      assets.........................          13,212                4,436
                                            ---------            ---------
        Total current assets.........         192,363              221,295
Property, plant and equipment........         330,889              315,369
Accumulated depreciation.............        (162,559)            (140,331)
                                            ---------            ---------
	Property, plant and
          equipment, net.............         168,330              175,038
Goodwill.............................          43,754               43,692
Trademarks...........................         187,831              187,831
Deferred financing fees, net.........           4,384                5,582
Other noncurrent assets..............           6,234                5,565
                                            ---------            ---------
        Total Assets.................       $ 602,896            $ 639,003
                                            =========            =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Current maturities of long-term
      debt...........................       $  60,074            $  62,558
    Accounts payable.................          52,590               59,923
    Income taxes payable.............           4,051                4,817
    Other current liabilities........          67,963               89,977
                                            ---------            ---------
        Total current liabilities....         184,678              217,275
Long-term debt.......................         424,961              484,966
Deferred income taxes................          30,506               25,656
Other noncurrent liabilities.........          35,416               33,424
                                            ---------            ---------
        Total liabilities............         675,561              761,321
                                            ---------            ---------
Stockholders' deficit:
    Common stock, $0.01 par value;
      100,000,000 shares authorized;
      23,169,029 shares issued and
      outstanding (net of 37,100
      treasury shares) in 2002 and
      23,181,829 shares issued and
      outstanding (net of 24,300
      treasury shares) in 2001.......             232                  232
    Additional paid-in-capital.......           2,729                3,188
    Retained deficit.................         (60,092)            (108,189)
    Accumulated other comprehensive
      loss...........................         (15,534)             (17,549)
                                            ---------            ---------
        Total stockholders' deficit..         (72,665)            (122,318)
                                            ---------            ---------
	Total Liabilities and
          Stockholders' Deficit......       $ 602,896            $ 639,003
                                            =========            =========

                            See accompanying notes.

                                  KNOLL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                 (In Thousands)

                                Three Months Ended        Nine Months Ended
                                   September 30,            September 30,
                              ----------------------   ----------------------
                                 2002        2001         2002        2001
                              ----------  ----------   ----------  ----------
Sales......................    $187,696    $250,293     $588,165    $764,520
Cost of sales..............     120,649     150,136      370,990     458,334
                               --------    --------     --------    --------
Gross profit...............      67,047     100,157      217,175     306,186
Selling, general and
  administrative expenses..      37,560      47,057      116,734     150,946
Restructuring charge.......          --       2,155           --       2,155
                               --------    --------     --------    --------
Operating income...........      29,487      50,945      100,441     153,085
Interest expense...........       5,768       9,999       21,041      33,020
Other income (expense),
  net......................       3,731      (2,725)       4,050      (4,340)
                               --------    --------     --------    --------
Income before income tax
  expense and
  extraordinary item.......      27,450      38,221       83,450     115,725
Income tax expense.........      11,174      15,856       34,185      47,758
                               --------    --------     --------    --------
Income before
  extraordinary item.......      16,276      22,365       49,265      67,967
Extraordinary loss on
  early extinguishment
  of debt, net of tax
  benefit..................          --          --        1,168          --
                               --------    --------     --------    --------
Net income.................    $ 16,276    $ 22,365     $ 48,097    $ 67,967
                               ========    ========     ========    ========

                            See accompanying notes.

                                  KNOLL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                 (In Thousands)

                                                     Nine Months Ended
                                                       September 30,
                                                  ------------------------
                                                     2002          2001
                                                  ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.....................................    $ 48,097     $  67,967
Adjustments to reconcile net income to cash
  provided by operating activities:
      Depreciation and amortization............      23,067        27,668
      Extraordinary loss, net of tax benefit...       1,168            --
      Other noncash items......................      (4,048)        5,802
      Changes in assets and liabilities:
          Customer receivables.................       7,705        11,144
          Inventories..........................      11,235        10,613
          Accounts payable.....................      (8,113)      (22,158)
          Current and deferred income taxes....      10,067        13,486
          Other current assets and
            liabilities........................     (26,291)      (27,765)
          Other noncurrent assets and
            liabilities........................          87         2,463
                                                   --------     ---------
Cash provided by operating activities..........      62,974        89,220
                                                   --------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures...........................     (14,253)      (13,738)
Proceeds from sale of assets...................          36            70
                                                   --------     ---------
Cash used in investing activities..............     (14,217)      (13,668)
                                                   --------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facilities,
  net..........................................      25,000       158,000
Repayment of long-term debt....................     (87,570)      (18,750)
Premium paid for early extinguishment of debt..      (1,813)           --
Payment of dividend............................          --      (220,339)
Purchase of common stock.......................        (459)         (282)
                                                   --------     ---------
Cash used in financing activities..............     (64,842)      (81,371)
                                                   --------     ---------
Effect of exchange rate changes on cash and
  cash equivalents.............................       1,076           155
                                                   --------      --------

Decrease in cash and cash equivalents..........     (15,009)       (5,664)

Cash and cash equivalents at beginning
  of period....................................      32,213        22,339
                                                   --------     ---------

Cash and cash equivalents at end of period.....    $ 17,204     $  16,675
                                                   ========     =========

                            See accompanying notes.

                                  KNOLL, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                  (Unaudited)


1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Knoll, Inc. (the "Company" or "Knoll") have been prepared in accordance with accounting principles generally accepted in the United States ("U.S.") for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation in accordance with accounting principles generally accepted in the U.S. are reflected in the condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2001 is derived from the Company's 2001 audited balance sheet. The unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 2001. The results of operations for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002 or other future periods.


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

The Company adopted SFAS 141 and SFAS 142 on January 1, 2002. The adoption of these statements did not result in any changes to the classification of the Company's goodwill and other intangible assets. Effective January 1, 2002, the Company assigned an indefinite useful life to its trademarks and discontinued the amortization of both its goodwill and trademarks. The following table sets forth a reconciliation of reported net income to net income adjusted to exclude amortization expense recognized for goodwill and trademarks during the three months and nine months ended September 30, 2001:

                                     Three Months Ended        Nine Months Ended
                                        September 30,            September 30,
                                   ----------------------   ----------------------
                                      2002        2001         2002        2001
                                   ----------  ----------   ----------  ----------
                                                   (In Thousands)
     Reported net income........     $16,276     $22,365      $48,097     $67,967
     Add back:
       Goodwill amortization,
         net of tax benefit
         of $46 and $138,
         respectively...........          --         268           --         821
       Trademark amortization,
         net of tax benefit
         of $547 and $1,641,
         respectively...........          --         828           --       2,482
                                     -------     -------      -------     -------
     Adjusted net income........     $16,276     $23,461      $48,097     $71,270
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

During the quarter ended March 31, 2002, the Company completed the impairment test of its trademarks as of January 1, 2002. The fair value of the trademarks was estimated by an independent appraiser using a discounted cash flow method. No impairment of the trademarks was determined to exist at January 1, 2002.

The Company completed its transitional goodwill impairment test during the quarter ended June 30, 2002. An independent appraiser performed the first step of the goodwill impairment test, as prescribed by SFAS 142, to identify potential impairment. This first step included estimating the fair value of the reporting unit to which the Company's goodwill is attributable and comparing that fair value to the carrying amount of the reporting unit. Fair value was estimated using discounted cash flows and comparable company market multiples. Step one yielded a fair value that exceeded the carrying amount of the reporting unit. As a result, goodwill was considered not impaired as of January 1, 2002, no impairment charge was necessary and the Company was not required to perform the second step of the impairment test prescribed by SFAS 142.

The increase in the carrying amount of goodwill from December 31, 2001 to September 30, 2002 was attributable to fluctuations in foreign currency exchange rates.

The Company continues to amortize its deferred financing fees over the life of the respective debt. The gross carrying amount and related accumulated amortization of these fees were as follows:

                                       September 30, 2002    December 31, 2001
                                       ------------------    -----------------
                                                    (In Thousands)
     Gross carrying amount..........        $ 8,337               $ 8,546
     Accumulated amortization.......         (3,953)               (2,964)
                                            -------               -------
     Net amount.....................        $ 4,384               $ 5,582
                                            =======               =======

The Company recorded expense of $0.4 million in each of the three-month periods ended September 30, 2002 and 2001 and $1.1 million in each of the nine-month periods ended September 30, 2002 and 2001 in connection with amortizing its deferred financing fees. This amortization expense was recorded as a component of interest expense. The Company estimates that it will record amortization expense of $0.4 million for the remaining three months of 2002, $1.4 million in each of 2003 and 2004, $1.2 million in 2005 and less than $0.1 million in 2006.


3.  Partial Redemption of Senior Subordinated Notes

On April 30, 2002, the Company redeemed $50.0 million aggregate principal amount of its 10.875% Senior Subordinated Notes due 2006 ("Senior Subordinated Notes") for a total redemption price of $52.5 million, including a redemption premium of $1.8 million and accrued interest thereon of $0.7 million. The Company funded the redemption with borrowings under its senior revolving credit facility and cash on hand. The Company recorded an extraordinary loss on the early extinguishment of debt of $1.9 million pretax ($1.2 million after-tax), consisting of the $1.8 million premium and the write-off of $0.1 million of unamortized financing fees, during the quarter ended June 30, 2002 as a result of the redemption.

4.  Derivative Instruments

The Company's interest rate collar agreements have an aggregate notional principal amount of $200.0 million, related weighted-average maximum and minimum interest rates of 10.0% and 5.12%, respectively, and a termination date of February 2004. In May 2002, the Company entered into two interest rate swap agreements that effectively convert the fixed-rate floor on the Company's interest rate collar agreements to a floating rate of interest. Under the interest rate swap agreements, the Company receives a fixed rate of interest of 5.12% and pays a variable rate of interest equal to the three-month London Interbank Offered Rate ("LIBOR"), as determined on the last day of each quarterly settlement period, plus 1.35% on an aggregate notional principal amount of $200.0 million. The termination date of the interest rate swap agreements is February 2004. The Company has classified these interest rate swap agreements as risk management instruments not eligible for hedge accounting.

The aggregate fair value of the Company's interest rate collar and swap agreements from the Company's perspective as of September 30, 2002 was a net loss of $4.5 million, of which $6.1 million was recorded as a current asset, $7.2 million was recorded as a current liability and $3.4 million was recorded as a noncurrent liability in the Company's unaudited condensed consolidated balance sheet. The aggregate fair value of the Company's interest rate collar agreements from the Company's perspective as of December 31, 2001 was a net loss of $8.4 million, of which $5.9 million was recorded as a current liability and $2.5 million was recorded as a noncurrent liability.

The following table sets forth the gains and losses recorded for the Company's interest rate collar and swap agreements and the line items in which such amounts are reflected in the Company's unaudited condensed consolidated statements of operations:

                                     Three Months Ended        Nine Months Ended
                                        September 30,            September 30,
                                   ----------------------   ----------------------
                                      2002        2001         2002        2001
                                   ----------  ----------   ----------  ----------
                                                   (In Thousands)
     Interest expense...........     $  657     $   865       $3,834     $   865
     Other income (expense).....      1,784      (4,685)       4,021      (7,812)
                                     ------     -------       ------     -------
     Aggregate net gain (loss)..     $1,127     $(5,550)      $  187     $(8,677)
                                     ======     =======       ======     =======


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


6.  Restructuring

In September 2001, the Company adopted a restructuring plan to eliminate certain salaried positions in its workforce in North America. In connection with the adoption of the plan, the Company recorded a restructuring charge of $2.2 million for severance and other termination benefits.

7.  Inventories

                                       September 30, 2002    December 31, 2001
                                       ------------------    -----------------
                                                    (In Thousands)
     Raw materials..................        $28,006               $34,044
     Work in process................          7,165                 8,190
     Finished goods.................         14,801                18,457
                                            -------               -------
     Inventories.....................       $49,972               $60,691
                                            =======               =======


8.  Comprehensive Income

For the three months ended September 30, 2002 and 2001, comprehensive income amounted to $14.0 million and $20.4 million, respectively. Comprehensive income for the nine months ended September 30, 2002 and 2001 was $50.1 million and $64.5 million, respectively. Comprehensive income is comprised of net income and foreign currency translation adjustments, which are reflected in accumulated other comprehensive loss in the Company's unaudited condensed consolidated balance sheets, for the periods noted.


9.  Recently Issued Accounting Pronouncement

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

Overview

During the first nine months of 2002, demand for new office furniture remained weak and pricing within the United States ("U.S.") office furniture industry continued to be extremely competitive. The Business and Institutional Furniture Manufacturer's Association ("BIFMA"), the U.S. office furniture trade association, estimates U.S. office furniture industry revenues for the first nine months of 2002 were down 21.9% compared to the first nine months of 2001.

The near-term outlook for the U.S. contract office furniture industry remains bleak. Macroeconomic conditions, including white-collar employment levels, business confidence and corporate profitability and cash flows, that are believed to influence industry revenues continue to show little or no sign of improvement. Lack of improvement in these industry drivers, as well as the prevailing economic and geopolitical uncertainty, are causing companies to defer capital spending. BIFMA currently forecasts revenues for the year 2002 will decline 20.3% from 2001, bringing the industry back to sales levels not experienced since 1994.

The Company continues to aggressively manage its cost structure in light of current economic conditions and uncertainty, but at the same time continues to pursue and invest in a focused set of initiatives that it believes will enable Knoll to be well positioned to meet the needs of its customers as economic conditions improve. Such initiatives include the development of new products and other sales and marketing efforts aimed at gaining market share.

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

The Company adopted SFAS 141 and SFAS 142 on January 1, 2002. The adoption of these statements did not result in any changes to the classification of the Company's goodwill and other intangible assets. Effective January 1, 2002, the Company assigned an indefinite useful life to its trademarks and discontinued the amortization of both its goodwill and trademarks. The Company's results of operations for the three months and nine months ended September 30, 2001 included a pretax charge of $1.7 million ($1.1 million after-tax) and $5.1 million ($3.3 million after-tax), respectively, for the amortization of goodwill and trademarks. Excluding these charges, the Company's net income would have been $23.5 million and $71.3 million for the three months and nine months ended September 30, 2001, respectively.

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

During the quarter ended March 31, 2002, the Company completed the impairment test of its trademarks as of January 1, 2002. The fair value of the trademarks was estimated by an independent appraiser using a discounted cash flow method. No impairment of the trademarks was determined to exist at January 1, 2002.

The Company completed its transitional goodwill impairment test during the quarter ended June 30, 2002. An independent appraiser performed the first step of the goodwill impairment test, as prescribed by SFAS 142, to identify potential impairment. This first step included estimating the fair value of the reporting unit to which the Company's goodwill is attributable and comparing that fair value to the carrying amount of the reporting unit. Fair value was estimated using discounted cash flows and comparable company market multiples. Step one yielded a fair value that exceeded the carrying amount of the reporting unit. As a result, goodwill was considered not impaired as of January 1, 2002, no impairment charge was necessary and the Company was not required to perform the second step of the impairment test prescribed by SFAS 142.

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

Results of Operations

Comparison of Third Quarter and Nine Months Ended September 30, 2002 to
  Third Quarter and Nine Months Ended September 30, 2001

Sales. Sales for the third quarter of 2002 were $187.7 million, a decrease of 25.0%, or $62.6 million, from sales of $250.3 million for the third quarter of 2001. Sales for the nine months ended September 30, 2002 were $588.2 million, a decrease of 23.1%, or $176.3 million, from sales of $764.5 million for the same period of 2001. The Company's sales in the third quarter and nine months of 2002 were down primarily as a result of decreased volume attributable to the sluggishness and uncertainty in the U.S. economy. The decreases in the Company's sales for the third quarter and nine months of 2002 were also due, to a lesser extent, to lower net sales prices for the Company's products resulting from extremely competitive pricing pressures that have been and continue to be experienced in the industry in connection with current economic conditions.

The volume decreases for the third quarter and nine months were spread across all of the Company's product categories, with office systems accounting for the largest decrease. Office systems are the largest component of the Company's sales, as well as of overall industry sales. Based on the most recent product category data released by BIFMA, it appears that the office systems category in general is declining at a greater rate than the industry as a whole.

Gross Profit and Operating Income. Throughout 2001 and the first nine months of 2002, the Company took steps intended to prevent significant deterioration of profits as a percentage of sales in anticipation of lower sales volumes. Such steps included reducing hourly headcount in North America as dictated by volume, adopting a restructuring plan in September 2001 to eliminate certain salaried positions in North America and aggressively managing certain other discretionary and factory costs.

As a percentage of sales, gross profit was 35.7% and 36.9% for the third quarter and nine months ended September 30, 2002, respectively, and 40.0% for both the third quarter and nine months ended September 30, 2001. Operating income as a percentage of sales was 15.7% and 17.1% for the third quarter and nine months ended September 30, 2002, respectively, and 20.4% and 20.0% for the third quarter and nine months ended September 30, 2001, respectively. Excluding the goodwill and trademark amortization expense of $1.7 million and $5.1 million recorded in the third quarter and nine months of 2001, respectively, and the restructuring charge of $2.2 million for severance and other termination benefits recorded in the third quarter of 2001 upon adoption of the restructuring plan discussed above, the Company's operating income as a percentage of sales was 21.9% and 21.0%, for the third quarter and nine months of 2001, respectively. The decreases in the gross profit and operating income percentages from 2001 to 2002 were due primarily to the lower sales volume allowing less absorption of fixed overhead costs in the third quarter and nine months ended September 30, 2002 compared to the same periods of 2001, as well as lower net sales prices for the Company's products in 2002 resulting from competitive pricing within the industry. The decreases in the Company's operating income as a percentage of sales from 2001 to 2002 were also due, in part, to a contingency loss recorded as a result of a bankruptcy filing by a third party that processed payment of the Company's freight bills. The estimated contingency loss recorded during the nine months ended September 30, 2002 was $2.0 million, of which $0.5 million was recorded during the third quarter of 2002.

The Company's steel suppliers started to implement price increases during the quarter ended June 30, 2002 primarily in response to the imposition of tariffs by the U.S. government on some imported steel products. There was no appreciable impact of steel price increases on the Company's results of operations for the third quarter or nine months of 2002. The Company expects steel inflation to have an adverse effect on its results of operations for the remainder of 2002 and 2003. However, such negative impact is not expected to be material.

Interest Expense. The Company's interest expense for the third quarter and nine months ended September 30, 2002 decreased $4.2 million and $12.0 million, respectively, compared to that of the same periods of 2001. Such decreases were primarily a result of lower outstanding variable-rate debt balances, significantly lower interest rates on the Company's variable-rate debt and the redemption of $50.0 million aggregate principal amount of the Company's Senior Subordinated Notes on April 30, 2002 (see Note 3 to the unaudited condensed consolidated financial statements) offset, for the nine-month period, by the negative impact of the Company's interest rate protection agreements. Interest rates incurred for borrowings under the Company's senior credit facilities during the third quarter and nine months of 2002 were more favorable primarily as a result of continued lower short-term borrowing rates.

Interest expense reflects the following amounts related to the Company's interest rate protection agreements: net expense of $0.7 million, consisting of $1.7 million of payments under the interest rate collars and $1.0 million of receipts under the interest rate swaps, for the third quarter of 2002; net expense of $3.8 million, consisting of $4.8 million of payments under the interest rate collars and $1.0 million of receipts under the interest rate swaps, for the nine months ended September 30, 2002; and net expense of $0.9 million under the interest rate collars for both the third quarter and nine months ended September 30, 2001.

Other Income (Expense), Net. Other income (expense) included noncash gains related to the Company's interest rate collar and swap agreements of $1.8 million and $4.0 million for the third quarter and nine months ended September 30, 2002, respectively. For the third quarter and nine months ended September 30, 2001, other income (expense) included noncash losses of $4.7 million and $7.8 million, respectively, related to the Company's interest rate collar agreements. These noncash items were a result of the change in the fair value of the interest rate collar and swap agreements during the periods noted. See Note 4 to the unaudited condensed consolidated financial statements for further discussion.

Income Tax Expense. The Company's effective tax rate is directly affected by changes in consolidated pretax income and the mix of pretax income and varying effective tax rates attributable to the countries in which it operates. The mix of pretax income was primarily responsible for the decrease in the effective tax rate to 40.7% for the third quarter of 2002 from 41.5% for the third quarter of 2001 and the decrease to 41.0% for the nine months ended September 30, 2002 from 41.3% for the same period of 2001.

Extraordinary Item. On April 30, 2002, the Company redeemed $50.0 million aggregate principal amount of its Senior Subordinated Notes for a total redemption price of $52.5 million, including a redemption premium of $1.8 million and accrued interest thereon of $0.7 million. The Company recorded an extraordinary loss on the early extinguishment of debt of $1.9 million pretax ($1.2 million after-tax), consisting of the $1.8 million premium and the write-off of $0.1 million of unamortized financing fees, during the nine months ended September 30, 2002 as a result of the redemption.

Liquidity and Capital Resources

During the nine months ended September 30, 2002, the Company generated cash flow from operations of $63.0 million. Cash provided by operations resulted primarily from earnings before noncash and extraordinary items offset by cash used for working capital purposes. A substantial portion of cash used for working capital purposes related to the payment, in the first quarter of 2002, of December 31, 2001 accruals of employee costs associated with year 2001 performance.

The cash flow provided by operations, in addition to $25.0 million of net borrowings under the senior revolving credit facility and a portion of the December 31, 2001 cash balance, were used during the nine months of 2002 to fund capital expenditures of $14.3 million, repay $37.5 million of debt under the term loan facility and fund the redemption of a portion of the Company's Senior Subordinated Notes. The Company redeemed $50.0 million aggregate principal amount of its Senior Subordinated Notes for a total redemption price of $52.5 million, including a redemption premium of $1.8 million and accrued interest thereon of $0.7 million, on April 30, 2002.

The Company's debt instruments contain certain covenants that, among other things, limit the Company's ability to incur additional indebtedness, pay dividends and purchase Company stock, as well as require the Company to maintain certain financial ratios. As of September 30, 2002, the Company had an aggregate of $138.3 million available for borrowing under its U.S. and European revolving credit facilities. The Company believes that existing cash balances and internally generated cash flows, together with borrowings available under its revolving credit facilities, will be sufficient to fund normal working capital needs, capital spending requirements and debt service requirements for at least the next twelve months.

Statement Regarding Forward-Looking Disclosure

Certain portions of this Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), that represent the Company's expectations or beliefs concerning future events. Forward-looking statements relate to future operations, strategies, financial results or other developments and are not based on historical information. In particular, statements using verbs such as "anticipates," "believes," "estimates," "expects" or words of similar meaning generally involve forward-looking statements. Although the Company believes the expectations reflected in these forward-looking statements are based upon reasonable assumptions, no assurance can be given that Knoll will attain these expectations or that any deviations will not be material. Readers of this Form 10-Q are cautioned not to unduly rely on any forward-looking statements.

The Company cautions that its forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation, the impact and duration of the economic and geopolitical uncertainty, as well as the continued sluggishness in the North American economy generally and the more dramatic downturn in the high-technology industry; continuation or further deterioration of depressed industry revenues driven by a variety of macroeconomic factors, including white-collar employment levels, business confidence and corporate profitability and cash flows, as well as by a variety of industry factors such as corporate reengineering and restructuring, technology demands, ergonomic, health and safety concerns and corporate relocations; competitive pricing within the contract office furniture industry; the Company's indebtedness, which requires the Company to meet certain financial covenants and requires a significant portion of the Company's cash flow from operations to be dedicated to debt service, making such cash flow unavailable for other purposes, and which could limit the Company's flexibility in reacting to industry or economic conditions generally; the ability of the Company's dealers to maintain financial viability; the highly competitive nature of the market in which the Company competes, including the timely introduction of new products, pricing changes by the Company's competitors and growth rates of the office systems category; increases in raw material prices, such as steel; risks associated with the Company's marketing and sales strategies, including the risk that the Company's introduction of new products will not achieve the same degree of success achieved historically by the Company's products; the Company's dependence on key personnel; the ability of the Company to maintain its relationships with its dealers; the Company's reliance on its patents and other intellectual property; environmental laws and regulations, including those that may be enacted in the future, that affect the ownership and operation of the Company's manufacturing plants; risks relating to potential labor disruptions; and fluctuations in foreign currency exchange rates. Except as otherwise required by the federal securities laws, the

Company disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this Form 10-Q to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


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

The Company's fixed-rate debt was $58.0 million at September 30, 2002, a decrease of $50.0 million from December 31, 2001, while its variable-rate debt was $427.0 million at September 30, 2002, a decrease of $12.5 million from December 31, 2001. The Company's fixed-rate debt decreased primarily as a result of the redemption of $50.0 million aggregate principal amount of its Senior Subordinated Notes on April 30, 2002. The decrease in variable-rate debt is related to net borrowings of $25.0 million under the senior revolving credit facility to partially fund the redemption of a portion of the Senior Subordinated Notes offset by the repayment of $37.5 million under the term loan facility.

In May 2002, the Company entered into two interest rate swap agreements that effectively convert the fixed-rate floor on the Company's interest rate collar agreements to a floating rate of interest. Under these agreements, the Company receives a fixed rate of interest of 5.12% and pays a variable rate of interest equal to the three-month LIBOR, as determined on the last day of each quarterly settlement period, plus 1.35% on an aggregate notional principal amount of $200.0 million. The termination date of the agreements is February 2004.

The aggregate fair value of the Company's interest rate collar and swap agreements from the Company's perspective as of September 30, 2002 was a net loss of $4.5 million, of which $6.1 million was recorded as a current asset, $7.2 million was recorded as a current liability and $3.4 million was recorded as a noncurrent liability in the Company's unaudited condensed consolidated balance sheet. The aggregate fair value of the Company's interest rate collar agreements from the Company's perspective as of December 31, 2001 was a net loss of $8.4 million, of which $5.9 million was recorded as a current liability and $2.5 million was recorded as a noncurrent liability.

The following table sets forth the gains and losses recorded for the Company's interest rate collar and swap agreements and the line items in which such amounts are reflected in the Company's unaudited condensed consolidated statements of operations:

                                     Three Months Ended        Nine Months Ended
                                        September 30,            September 30,
                                   ----------------------   ----------------------
                                      2002        2001         2002        2001
                                   ----------  ----------   ----------  ----------
                                                   (In Thousands)
     Interest expense...........     $  657     $   865       $3,834     $   865
     Other income (expense).....      1,784      (4,685)       4,021      (7,812)
                                     ------     -------       ------     -------
     Aggregate net gain (loss)..     $1,127     $(5,550)      $  187     $(8,677)
                                     ======     =======       ======     =======

Item 4.  Controls and Procedures
--------------------------------

a.  Evaluation of disclosure controls and procedures.

    The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within ninety days before the filing date of this quarterly report on Form 10-Q (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

b.  Changes in internal controls.

    There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, nor were there any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were undertaken.

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


Item 5.  Other Information
--------------------------

The Company reached an agreement with the Carpenters and Joiners of America-Local 1615 on a new four-year collective bargaining agreement covering hourly employees at the Company's Grand Rapids, Michigan plant, its only unionized facility in the U.S. The differences between the terms of the new agreement and the terms of the old agreement, which expired at midnight on August 25, 2002, are not expected to have a material effect on the Company's results of operations. The new collective bargaining agreement will expire on August 27, 2006.


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

b.  Current Reports on Form 8-K:

    The Company did not file any reports on Form 8-K during the three months ended September 30, 2002.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        KNOLL, INC.


Date:  November 14, 2002                By:   /s/ Andrew B. Cogan
                                            -------------------------------
                                              Andrew B. Cogan
                                              Chief Executive Officer


Date:  November 14, 2002                By:   /s/ Barry L. McCabe
                                            -------------------------------
                                              Barry L. McCabe
                                              Senior Vice President and
                                              Chief Financial Officer

                                 CERTIFICATIONS
                                 --------------

I, Andrew B. Cogan, certify that:

    (1) I have reviewed this quarterly report on Form 10-Q of Knoll, Inc.;

    (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

    (4) The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    (5) The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

    (6) The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002                  /s/ Andrew B. Cogan
                                        ------------------------------
                                          Andrew B. Cogan
                                          Chief Executive Officer

I, Barry L. McCabe, certify that:

    (1) I have reviewed this quarterly report on Form 10-Q of Knoll, Inc.;

    (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

    (4) The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    (5) The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

    (6) The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002                  /s/ Barry L. McCabe
                                        ------------------------------
                                          Barry L. McCabe
                                          Senior Vice President and
                                          Chief Financial Officer

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