Form 10-K
period 2004-12-31
KNOLL INC
filed 2005-03-31
CIK 1011570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 333-118901

KNOLL, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3873847
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1235 Water Street

East Greenville, PA 18041

(215) 679-7991

(Address, including zip code, and telephone number, including area code, of principal executive offices)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Act.)    Yes  ☐    No  ☒

There was no established public trading market for the Registrant’s common stock as of the last business day of the Registrant’s most recently completed second fiscal quarter.

As of March 21, 2005, there were 50,486,024 shares of the Registrants’ common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this report on Form 10-K to the extent stated therein.

PART I

ITEM 1.	BUSINESS

General

Knoll, Inc. (the “Company” or “Knoll”) is a leading designer and manufacturer of branded office furniture products and textiles. The Company estimates that it had a 7.2% market share in 2004 in the over $8.9 billion U.S. office furniture market. By the Company’s estimates, the five largest companies, including Knoll, accounted for approximately 67% of the U.S. office furniture market in 2004. The market and industry data presented in this Annual Report on Form 10-K are generally estimates received from The Business and Institutional Furniture Manufacturer’s Association, (“BIFMA”). While the Company believes that these data are reasonable and the best available, the Company cannot independently verify these data.

Knoll offers a comprehensive portfolio of products that are recognized for high quality and a sophisticated image and are targeted at the middle to upper end of the market. The Company has a direct sales force and a broad network of independent dealers that sell its products throughout North America as well as internationally. Approximately 8% of sales are outside North America, the majority of which are through the Company’s European operations.

Since its founding in 1938, the Company has been recognized worldwide as a design leader within the industry. Its status as a pioneer in bringing the principles of modern design to the workplace is well established. Knoll’s design leadership is exemplified by recently introduced, award winning products, including the innovative LIFE™ chair and AutoStrada™ office furniture system. Additionally, Florence Knoll, the Company’s co-founder and first director of design, was awarded the 2002 National Medal Of Arts in recognition of her lifetime contributions to modern design. Knoll products are exhibited in major art museums worldwide, including more than 40 pieces in the permanent Design Collection of The Museum of Modern Art in New York.

In addition to the Company’s design excellence, its management philosophy and culture have enabled Knoll to achieve superior financial performance and has positioned itself for profitable growth. Knoll’s management philosophy fosters a strong collaborative culture, client-driven processes and a lean, agile operating structure. Additionally, employees participate in a variable incentive compensation system and have broad-based equity ownership in the Company, which drives and motivates strong performance.

Historically, the U.S. office furniture industry has demonstrated positive growth characteristics including growth in 23 of the 25 years preceding 2001 and above average compounded annual growth of 7.3% during the four years from 1997 to 2000. Industry growth during this period was driven by strong corporate profitability, business expansion and investment in infrastructure during the Y2K and dot-com booms. However, the economic recession in 2001 through 2003 resulted in significant reductions in corporate profitability, business confidence, service-sector employment and commercial real estate occupancy rates. That period, exacerbated by the tragic events of September 11, 2001, created economic hardships and uncertainty for a number of corporations, which cutback or eliminated investments in office space projects, and ultimately resulted in an industry sales decline of more than 36%. This steep decline had a particularly pronounced effect on office systems due to the deferral of infrastructure investments by the Company’s clients and a saturation of the market by “just new” used office systems created by the increase in vacated office space. As a consequence, industry-wide shipments in the office systems category declined by 45%, more than any other category in the three years from 2001 to 2003.

During 2004, the U.S. office furniture market experienced positive period-over-period growth in orders and shipments of 6.6% and 5.1%, respectively. This growth is expected to continue according to BIFMA, which forecasts U.S. office furniture shipments growth of 8.1% in 2005. The early stages of a recovery have been most evident in the seating, files and storage and casegoods categories, which are generally lower ticket purchases. The Company expects that a rebound in office systems will occur later in this recovery due to the typically larger commitment that the purchase of these products represents. During that period, higher levels of corporate profitability, improving business confidence, increasing service-sector employment and increasing absorption of vacant office space all contributed to improving demand for office furniture products. The Company believes that demand for office systems in North America will benefit from a general economic recovery, as companies expand, relocate to take advantage of lower rents, hire additional knowledge workers and reorganize to improve efficiency and productivity.

Products

Knoll offers a comprehensive and expanding portfolio of branded office furniture products, textiles and accessories noted for their high quality and sophisticated image. The Company’s commitment to innovation, modern design and meeting environmental standards for the workplace is reflected in products designed to provide enduring value that consistently meets client needs.

Knoll offers products across five categories: (i) office systems, which are typically modular and moveable workspaces with functionally integrated panels, work surfaces, desk components, pedestal and other storage units, power and data systems and lighting; (ii) specialty products, including high image side chairs, sofas, desks and tables for the office and home, textiles, accessories and leathers and related products; (iii) seating; (iv) files and storage; and (v) desks, casegoods and tables. Historically, a majority of the Company’s revenues have been derived from office systems and specialty products; however, in recent years, the Company’s non-systems categories have expanded, with a particular focus on seating and storage.

Major product categories and lines include:

Systems Furniture

Knoll believes that office systems purchases are divided primarily between architect and designer-oriented products, and entry-level products with technology, ergonomic and functional support. Knoll office systems furniture reflects the breadth of these segments with a variety of planning models and a corresponding depth of product features. Knoll office systems furniture can define or adapt to virtually any office environment from collaborative spaces for team interaction to private executive offices.

Systems furniture consists principally of functionally integrated panels, work surfaces, desk components, pedestal and other storage units, power and data systems and lighting. These components are combined to create flexible, space-efficient work environments that can be moved, re-configured and re-used. Clients, often working with architects and designers, have the opportunity to select from a palette of laminates, paints, veneers and textiles to design workspaces appropriate to their organizations’ personality. Knoll’s systems furniture product development strategy aims to ensure that product line enhancements can be added to clients’ existing installations, maximizing the value of the clients’ investments in Knoll systems products.

Office systems furniture accounted for approximately 57.0% of sales in 2004, 61.5% of sales in 2003 and 64.5% of sales in 2002.

Systems furniture product lines include the following panel and desk-based planning models:

AutoStrada

AutoStrada, which the Company began shipping in the second half of 2004, is one of the most comprehensive office concepts that the Company has developed. AutoStrada provides aesthetic and functional alternatives to traditional panel-based and desk-based systems furniture with four planning models that combine high-performance furniture with the look of custom millwork. The AutoStrada spine-based, storage-based, wall-based and collaborative/open table planning models leverage a consistent design aesthetic to create a distinctively modern office environment. Whether an office requires a high performance open plan system, architectural casegoods, progressive private office furniture or a collaborative “big table” concept, AutoStrada provides a solution. AutoStrada received a silver 2004 Best of NeoCon® award.

Reff ®

Reff is Knoll’s flagship wood systems furniture platform. It combines the high performance capabilities of panel-based systems furniture and the refined elegance of wood casegoods, showcasing sophisticated all-wood construction and precisely crafted detail. Reff is available in an extensive range of veneers, and durable laminates and metal options that can be used interchangeably in panel-based open areas as well as in private offices, as freestanding casegoods. Reff offers clients a variety of flexible panel types, making it easy to create virtually any type of workstation and has extensive power and data management capabilities for data and communications technology.

Currents®

The award-winning and innovative Currents system provides advanced power and data capabilities to organizations that require maximum space-planning freedom, advanced technology support and require the mobility of freestanding furniture. The groundbreaking Currents service wall divides space and manages technology. Currents may be used in tandem with existing systems furniture, removing the constraints imposed by conventional panel systems. Currents also integrates with competitors’ systems and freestanding furniture.

Morrison™

Morrison, which meets essential power and data requirements for panel and desk-based planning and private offices, offers one of the broadest ranges of systems performance in the industry. Morrison 120-degree panel-based planning, introduced in June 2003, extends the Morrison legacy of systems planning flexibility through a definitive vocabulary of universal systems components. Morrison has been upgraded continually with interchangeable enhancements from its Morrison Network, Morrison Access and Morrison Options lines. In addition, Morrison integrates with Currents to provide advanced wire management capabilities, as well as with Knoll’s Calibre and Series 2 desks, pedestals, lateral files, overhead storage cabinets and architectural towers to provide compatible, cost-effective panel and desk-based solutions.

Equity

The distinguishing feature of Equity is its unique centerline modularity, which maximizes the efficient use of space for high-density workplaces with a minimal inventory of parts. Equity incorporates power and data capabilities, including desktop features, and integrates with Currents, which is described above, to provide advanced wire management capabilities. Equity components also create modular freestanding desks, and Equity 120-degree planning enables clients to create sleek, hexagonal configurations that are well suited for call and data centers. For both 90- and 120-degree Equity planning, a variety of components accommodate clients’ needs for privacy and storage: add-on screens, bi-fold doors and side-door components. Add-on screens are available in perforated steel, polycarbonate, Plexiglas® and Imago™ to accommodate various aesthetic and budgetary requirements. Equity continues to lead the industry in terms of sustainable design. Equity was the first office system to use synthetic recycled gypsum composite for internal panel construction, which is composed of 64% recycled materials.

Dividends®

Dividends is a straightforward, versatile frame-and-tile furniture system featuring a universal panel frame. Removable panel inserts, which can be ordered in fabric, steel, glass or as marker boards, meet a range of clients’ design and budgetary needs. The Dividends panel frame enables clients to utilize either monolithic, tiled or beltway panel type for applications throughout the workplace, and power and data access may be located virtually anywhere on the panel. The panel, in combination with the universal post, makes the Dividends system easy to re-configure, and workstations do not have to be dissembled to make changes to the panel. Dividends accommodates off-module planning, encouraging workstation design flexibility as well as the placement of freestanding Dividends desk components.

Seating

Knoll continuously researches and assesses the general landscape of the office seating market, and tailors work chair product development initiatives to enhance its competitive position for ergonomics, aesthetics, comfort and value. The Company believes that the result of these efforts is an increasingly innovative, versatile seating collection consistent with the Knoll brand.

Key client criteria in work chair selection include superior ergonomics, aesthetics, comfort, quality and affordability, all of which is consistent with the Company’s strengths and reputation. To support these efforts, Knoll has expanded the number of seating specialists in its sales force from 7 in 2000 to 24 in 2004 and has trained its dealer sales representatives to focus on generating increased seating sales in the dealerships.

Knoll seating product lines are designed and engineered for clients in businesses of all sizes who seek distinctive, comfortable, high performance executive, task, conference and visitor chairs. The LIFE, RPM®, Sapper, Bulldog®, SOHO™ and Visor™ product lines offer a range of ergonomic features at various price levels. The Company is also pursuing work chair product offerings in the middle-market and entry price point segment with the expected introduction of two new seating lines in 2005.

In 2003, Knoll office seating earned the GREENGUARD™ Indoor Air Quality Certification for low emitting products from the Greeenguard Environmental Institute. The Institute verified that Knoll office seating products have low chemical emissions that meet or exceed the GREENGUARD™ indoor air quality standards. In addition, Knoll office seating products can help clients meet LEED®-CI requirements.

Office seating accounted for approximately 9.8% of sales in 2004, 7.8% of sales in 2003 and 6.3% of sales in 2002.

Principal seating lines are:

LIFE. LIFE, introduced in 2002, has become an industry benchmark for ergonomic and sustainable design. Recognized for its overall lightness and agility, LIFE features intuitive adjustments that bring comfort and effortless control to a new performance level with an extensive range of supportive sitting options and responsive lumbar support.

LIFE received the gold 2002 Best of NeoCon® award in task seating, two Canadian International Interior Design Exhibition gold awards for both sustainable design and for work chairs and the U.K. FX awards as seating product of the year and overall Interior Product of the year.

RPM. RPM, recognized for outstanding comfort, extraordinary performance and exceptional value, is offered with distinctive fabrics that reflect its stylish design. Engineered for durability, RPM delivers comfort and support, especially for 24-hour work environments.

Files and Storage

Knoll files and storage products, featuring the Calibre and Series 2 product lines, are designed with unique features to maximize storage capabilities throughout the workplace. The Company’s core files and storage products consist of lateral files, mobile pedestals and other storage units, bookcases and overhead storage cabinets. In 2004, the breadth of Knoll’s storage products was expanded by introducing new storage towers, including wardrobe towers, bookcase towers and display towers. Knoll Calibre storage towers received a silver 2004 Best of NeoCon® award.

The range of files and storage completes Knoll’s product offering, allowing clients to address all of their furniture needs with Knoll, especially in competitive bid situations where Knoll office systems, seating, tables and desks have been specified. The breadth of the product line also enables Knoll dealers to offer the files and storage as stand alone products to businesses with smaller requirements.

Files and storage are available in an extensive array of sizes, configurations and colors, which can be integrated with other manufacturers’ stand-alone furniture, thereby increasing the Company’s penetration in competitor accounts. In addition, certain elements of the product line can be configured as freestanding furniture in private offices or open-plan environments.

Files and storage accounted for approximately 7.3% of sales in 2004, 6.8% of sales in 2003 and 6.9% of sales in 2002.

Tables and Desks

The Company offers collections of adjustable tables as well as meeting, conference, training, dining, and café tables for large-scale projects and stand-alone desks and table desks. These items are also sold as stand-alone products through Knoll dealers to businesses with smaller requirements.

The Company’s Crinion, Interaction™, and Upstart™ product lines include adjustable, work, meeting, conference and training tables. These product lines range from independent tables to tables suitable for workstations that support individual preferences for computer and writing heights to plannable desks that can be linked together to build and reshape larger work areas. Additionally, Interaction tables are designed to be compatible with Dividends, Equity, Morrison and Reff office systems.

The Company’s principal desk product lines, detailed to meet the needs of the contemporary office, offer traditional wood casegoods construction synonymous with the Knoll standard of quality. These desk product lines include: Magnusson®, designed especially to serve the day-to-day wood casegoods requirements of Knoll dealers; Reference™, with over thirty choices of natural veneers and finishes; and Crinion, a progressive casegoods aesthetic.

Tables and desks accounted for approximately 0.5% of sales in 2004, 0.4% of sales in 2003 and 0.7% of sales in 2002.

Specialty Products

The KnollStudio, KnollTextiles, KnollExtra and Spinneybeck businesses serve as a marketing and distribution umbrella for the portfolio of specialty product lines. These businesses, which represented over 16% of our revenue in 2004, are the Company’s highest margin product lines and enhance the Company’s design and quality reputation.

KnollStudio is a renowned source for classic modern furniture and spirited new designs for the workplace, homes, hotels, government and educational institutions. KnollStudio includes wood side chairs; conference, dining and occasional tables; and café chairs, barstools and lounge seating. These products were designed in collaboration with many of the twentieth century’s most prominent architects and designers, such as Marcel Breuer, Frank O. Gehry, Maya Lin, Ludwig Mies van der Rohe, Isamu Noguchi, Jorge Pensi, Jens Risom, Eero Saarinen and Kazuhide Takahama.

KnollTextiles, established in 1947 to create high-quality textiles for Knoll furniture, offers upholstery, panel fabrics, wall coverings and drapery that harmonize color, pattern and texture. KnollTextiles offers products for corporate, hospitality, healthcare and residential interiors. KnollTextiles products are used in the manufacture of Knoll furniture and are sold to clients for use in other manufacturers’ products. Extending KnollTextiles’ heritage of product innovation from classic upholstery to ecologically oriented panel fabrics, the Company introduced Imago in 2000, a product that defined an entirely new category of hard surface materials. Designers who collaborate with the Company on KnollTextiles include Suzanne Tick and 2x4.

KnollExtra offers accessories that complement Knoll office furniture products, including technology support accessories, desktop organizational tools, lighting and storage. KnollExtra integrates technology comfortably into the workplace, meeting the increased demand for flat panel monitor supports, central processing unit holders as cable management with such products as Zorro, Wishbone™ and Rotation, which deliver adjustability and space savings. In 2004, the Company’s innovative JellyFish laptop holder won a 2004 Best of NeoCon® gold award.

Spinneybeck Enterprises, Inc. (“Spinneybeck”), the Company’s wholly owned subsidiary, offers leathers and related products, including leather rugs and wall panels. Spinneybeck supplies high-quality upholstery leather for use on Knoll furniture and for sale directly to clients, including other office furniture manufacturers, upholsterers, aviation, custom coach and boating manufacturers.

Knoll Space was introduced in the fourth quarter 2004 as a formalized retail sales program to make it easier to bring the best of Knoll furnishings into the individual consumer’s home and home office. The program consists of independent specialty retailers nationwide that will sell the Company’s iconic modern classics and selected contemporary designs as well as selected products with cross over home office appeal. At the end of 2004, Knoll had contracts with 29 Knoll Space retailers. The Company expects to continue to grow its retailer network with an additional 10-20 Knoll Space dealers in 2005.

Specialty products accounted for approximately 16.5% of sales in 2004, 15.8% of sales in 2003 and 15.7% of sales in 2002.

European Products

Knoll Europe has a product offering that allows clients to purchase a complete office environment from a single source. In addition, it offers certain products designed specifically for the European market. Knoll’s presence in the European market provides strategic positioning with clients that have international offices where they would like to maintain their Knoll facility standard. In addition to working with North American clients’ international offices, Knoll also has a local European client base.

In Europe the core product categories include: (i) desk systems, including the KnollScope, and the PL1 system; (ii) KnollStudio; (iii) seating, including a comprehensive range of chairs; and (iv) storage units, which are designed to complement Knoll desk products.

Knoll Europe accounted for approximately 7.7% of sales in 2004, 7.2% of sales in 2003 and 6.0% of sales in 2002.

Product Design and Development

Knoll’s design philosophy reflects its historical commitment to working with the world’s preeminent designers to develop products and product enhancements that delight and inspire. By combining the designers’ creative vision with Knoll’s commitment to developing products that address changing business needs, Knoll has been able to generate strong demand for its product offerings and cultivate brand loyalty among target clients. Knoll’s reputation as a design leader and history of working with these preeminent designers allows the Company to continue to attract and collaborate with a diverse group of the world’s leading designers. In addition, these types of collaborations are consistent with the Company’s commitment to a lean organizational structure and incentive-based compensation, with the resulting costs a variable royalty-based fee as opposed to fixed costs associated with a larger in-house design staff.

As part of the Company’s continuous improvement program, a New Product Commercialization Process has been implemented to ensure the quality and repeatability of the product development processes. This has helped to reduce product development cycle time and improve the quality of output. A significant investment has also been made in Pro/ENGINEER® design tools and rapid prototyping technology to reduce product design and development lead times and improve responsiveness to special requests for customized solutions. Working very closely with the designers during this phase of design and development helps to ensure the most viable products that balance innovative, modern design with practical, functional style. Cross-functional teams are formed for all major development efforts with dedicated leaders to facilitate a seamless flow into manufacture and accountability on cost and schedule. Additionally, throughout the development process, materials that are used are evaluated with a focus on incorporating recycled and recyclable materials into the products.

Research and development expenses, which are expensed as incurred, were $12.8 million for 2004, $9.3 million for 2003, and $9.7 million for 2002.

Sales and Distribution

Knoll clients are typically Fortune 1000 companies, governmental agencies and other medium to large sized organizations in a variety of industries including education, healthcare and hospitality. The Company has a direct sales force of 315 professionals and a network of 215 independent dealers in North America who work in close partnership with clients and design professionals to specify distinctive work environments. The Company’s direct sales representatives, in conjunction with the independent dealers, sell to and call directly on key clients. The Company’s independent dealers also call on many other medium and small sized clients to provide seamless sales support and client service.

Knoll’s products and knowledgeable sales force have generated strong brand recognition and loyalty among architects, designers and corporate facility managers, all of whom are key decision makers in the office furnishings purchasing process. The Company’s strong relationships with architects and design professionals help Knoll stay abreast of key workplace trends and position it to better meet the changing needs of clients. For example, the Company has invested in training all of its Architect and Designer specialists as LEED® accredited professionals to help clients better address environmental issues that arise in the design of the workplace. Knoll has an over $6 billion installed base of office systems, which provides a strong platform for recurring and add-on sales.

The Company has realigned its sales force to target strategic areas of opportunity. For example, the Global Business Division was created to target competitively held accounts. The Company has also placed sales representatives and technical specialists into certain dealerships to support programs such as Knoll Essentials, as well as strengthened its focused seating and KnollExtra sales team with new senior leadership.

In addition to coordinating sales efforts with the sales representatives, the dealers generally handle project management, installation and maintenance for client accounts after the initial product selection and sale. Although many of these dealerships also carry products of other manufacturers, they have agreed not to act as dealers for the Company’s principal direct competitors. The Company has not experienced significant dealer turnover. The Company’s dealers’ substantial commitment to understanding the Knoll product lines, and their strong relationship with the Company, serve to discourage dealers from changing vendor affiliations. The Company is not dependent on any one dealer, the largest of which accounted for less than 5.2% and 4.6% of the Company’s North American sales in 2004 and 2003 respectively.

The Company provides product training for its sales force and dealer sales representatives, who make sales calls primarily to small to medium sized businesses. As part of its commitment to building relationships with its dealer sales representatives, Knoll introduced the Knoll Essentials program in January 2004, a catalog program developed in response to dealer requests for a consolidated, user-friendly selling tool for day-to-day systems, seating, storage and accessory products. The Knoll Essentials program includes dealer incentives to sell Knoll products, and has already, in 2004, increased dealer generated sales by $20.0 million as compared to 2003. The Company also employs a dedicated team of dealer sales representatives to work with Knoll dealerships.

No single client represented more than 2.8% of our North American sales during 2004. However, a number of U.S. government agencies purchase products through multiple contracts with the General Services Administration, or “GSA”. Sales to U.S. government entities under the GSA contracts aggregated approximately 11.0% of consolidated sales in 2004, with no single U.S. government order accounting for more than 2% of consolidated sales. The U.S. government typically can terminate or modify any of its contracts with the Company either for its convenience or if the Company defaults by failing to perform under the terms of the applicable contract.

In Europe, we sell products in largely the same manner as in North America, through a direct sales force and a network of dealers. In Europe, the majority of sales come from the United Kingdom, France and Italy, as well as export markets in the Middle East. The Company also sells products designed and manufactured in North America to the international operations of core clients.

Manufacturing and Operations

The Company operates manufacturing sites in North America, with plants located in East Greenville, Pennsylvania, Grand Rapids and Muskegon, Michigan and Toronto, Canada. In addition, there are two plants in Italy: one in Foligno and one in Graffignana. The Company manufactures and assembles products to specific customer order and operates all facilities under a philosophy of continuous improvement, lean manufacturing and efficient asset utilization. All plants are registered under ISO 9000, an internationally developed set of quality criteria for manufacturing companies. Additionally, the North American plants are ISO 14001 certified, which reflects the Company’s commitment to environmentally responsible practices.

The root of Knoll’s continuous improvement efforts lies in the philosophy of lean manufacturing that drives operations. As part of this philosophy, Knoll partners with suppliers who can supply the Company’s facilities efficiently, often with just-in-time deliveries, thus allowing Knoll to reduce its raw materials inventory. Kaizen work groups are also formed in the plants to develop best practices, to minimize scrap and time and material waste, at all stages of the manufacturing process. The involvement of employees at all levels ensures an organizational commitment to lean and efficient manufacturing operations.

Starting in 2000, new programs and procedures were implemented, which improved operations from order entry through shipment, resulting in more efficient workflows, reduced lead times and enhanced client service. Order-processing time was significantly reduced and accuracy improved by investing in order entry technology that provides a direct interface with the Knoll dealer network through an Internet based order entry tracking system. In addition, associate safety performance has improved, logistics operations have been outsourced, all while improving service performance. Other areas of focus have been process cycle time, percentage of orders shipped complete and on-time, order correctness and other key measures aimed at driving service improvements.

In addition to the continued focus on enhancing the efficiency of the manufacturing operations, the Company also seeks to reduce costs through its recently initiated global sourcing effort. Knoll has capitalized on raw material and component cost savings available through lower cost global suppliers. This broader view of potential sources of supply has enhanced the Company’s leverage with domestic supply sources, and it has been able to reduce cycle times by extracting improvements from all levels throughout the supply chain.

Raw Materials and Suppliers

The purchasing function in North America is centralized at the East Greenville facility. This centralization, and the close relationships with the Company’s primary suppliers, has enhanced Knoll’s ability to realize purchasing economies of scale and implement “just-in-time” inventory practices. Steel, lumber, paper, paint, plastics, laminates, particleboard, veneers, glass, fabrics, leathers and upholstery filling material are used in the manufacturing process. Both domestic and overseas suppliers of these materials are selected based upon a variety of factors, with the price and quality of the materials and the supplier’s ability to meet delivery requirements being primary factors in such selection. There are currently no long-term supply contracts and the supply sources for these materials are adequate and as a result, the Company is vulnerable to fluctuations in the prices for these materials. Materials costs for steel and plastic increased by approximately $8.9 million during 2004 due to increasing prices. Without factoring in the potential benefits from the global sourcing initiative, continuous improvement program, and list price increases, materials costs are estimated to increase by an additional $12 million in 2005 due to price increases. In addition, the Company is currently experiencing the effect of fuel surcharges. In 2004, inflation impacted transportation costs by $1.8 million. In 2005, the Company estimates total freight inflation to impact the Company by $3.2 million. The existing and ongoing global sourcing initiative and continuous improvement program, recently implemented list price increases and selected additional list price increases are anticipated to offset most of these further increased material costs, however the additional impact of transportation inflation will make it more difficult for the Company to offset all of these costs. The Company does not rely on any sole supplier as the sole source of any of its raw materials, except for certain electrical products.

Competition

The office furniture market is highly competitive. Office furniture companies compete on the basis of (i) product design, including performance, ergonomic and aesthetic features, (ii) product quality and durability, (iii) relationships with clients, architects and designers, (iv) strength of dealer and distributor network, (v) on-time delivery and (vi) price. The Company estimates that it had a 7.2% market share in the U.S. office furniture market in 2004. The Company also estimates that five companies, including Knoll, represented approximately 67% of the U.S. market in 2004.

Some of Knoll’s competitors, especially those in North America, are large and have significantly greater financial, marketing, manufacturing and technical resources than Knoll. The Company’s most significant competitors in the primary markets are Herman Miller, Inc., Steelcase, Inc. and Haworth, Inc. and, to a lesser extent, Allsteel, Inc. an operating unit of HNI Corporation, formerly known as HON Industries, Inc., and Teknion Corporation. These competitors have a substantial volume of furniture installed at businesses throughout the country, providing a continual source of demand for further products and enhancements. Moreover, the products of these competitors have strong acceptance in the marketplace. Although the Company believes that it has been able to compete successfully to date, there can be no assurance that it will be able to continue to do so in the future.

Patents and Trademarks

The Company considers securing and protecting its intellectual property rights to be important to the business. Knoll owns approximately 121 active U.S. utility patents on various components used in the Company’s products and systems and approximately 132 active U.S. design patents. It also owns approximately 215 patents in various foreign countries. The Company owns approximately 47 trademark registrations in the U.S., including registrations to the following trademarks, as well as related stylized depictions of the Knoll work mark: Knoll®, KnollStudio®, KnollExtra®, Good Design Is Good Business®, A3®, Bulldog®, Calibre®, Currents®, Dividends®, Equity®, Parachute®, Propeller®, Reff®, RPM®, Upstart®, Visor®. The Company also owns approximately 144 trademarks registered in foreign countries. Additionally, the Company has the right to use the LIFE™ trademark through an exclusive licensing arrangement.

In October 2004, the Company received registered trademark protection in the United States for five of its world-famous furniture designs created by Mies van der Rohe—the Barcelona Chair, the Barcelona Stool, the Barcelona Couch, the Barcelona Table and the Flat Bar Brno Chair. This protection recognizes the renown of these designs and reflects the Company’s commitment to ensuring that when architects, furniture retailers, businesses and the public purchase a Mies van der Rohe design, they will be purchasing the authentic product, manufactured to the designer’s historic specifications.

Backlog

The Company’s sales backlog was $122.5 million at December 31, 2004, $107.0 million at December 31, 2003 and $136.4 million at December 31, 2002. The Company manufactures substantially all of its products to order and expects to fill substantially all outstanding unfilled orders within the next twelve months. As such, backlog is not a significant factor used to predict the Company’s long-term business prospects.

Foreign and Domestic Operations

The Company’s principal manufacturing operations and markets are in North America, and it also has manufacturing operations and markets in Europe. The Company’s sales to clients and net property, plant and equipment are summarized by geographic areas below. Sales to clients are attributed to the geographic areas based on the point of sale.

	United States	Canada	Europe	Consolidated
	(in thousands)
2004
Sales to clients	$633,787	$18,192	$54,411	$706,390
Property, plant and equipment, net	103,225	33,722	14,045	150,992

2003
Sales to clients	$627,844	$19,263	$50,139	$697,246
Property, plant and equipment, net	111,213	30,448	12,992	154,653

2002
Sales to clients	$708,409	$18,746	$46,108	$773,263
Property, plant and equipment, net	128,256	25,814	11,434	165,504

Environmental Matters

The Company believes that it is substantially in compliance with all applicable laws and regulations for the protection of the environment and the health and safety of its employees based upon existing facts presently known to management. Compliance with federal, state, local and foreign environmental laws and regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes and other related activities has had and will continue to have an impact on the operations of the Company, but has, since the formation of Knoll in 1990, been accomplished without having a material adverse effect on the operations of the Company. There can be no assurance that such laws and regulations will not change in the future or that the Company will not incur significant costs as a result of such laws and regulations. The Company has trained staff responsible for monitoring compliance with environmental, health and safety requirements. The Company’s goal is to reduce and, wherever possible, eliminate the creation of hazardous waste in its manufacturing processes. While it is difficult to estimate the timing and ultimate costs to be incurred due to uncertainties about the status of laws, regulations and technology, based on information currently known to management and accrued environmental reserves, the Company does not expect environmental costs or contingencies to have a material adverse effect on the business. The operation of manufacturing plants entails risks in these areas, however, and the Company cannot be certain that it will not incur material costs or liabilities in the future, which could adversely affect the operations of the Company.

The Company has been identified as a potentially responsible party pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) for remediation costs associated with waste disposal sites previously used by the Company. CERCLA can impose liability for costs to investigate and remediate contamination without regard to fault or the legality of disposal and, under certain circumstances, liability may be joint and several resulting in one responsible party being held responsible for the entire obligation. Liability may also include damages for harm to natural resources. The remediation costs and the Company’s allocated share at some of these CERCLA sites are unknown. The Company may also be subject to claims for personal injury or contribution relating to CERCLA sites. The Company reserves amounts for such matters when expenditures are probable and reasonably estimable.

Principal Stockholder

The Company’s principal stockholder is Warburg, Pincus Ventures, L.P. As of February 15, 2005, Warburg Pincus and its affiliates beneficially owned approximately 59.9% of the outstanding common stock.

Employees

As of December 31, 2004, the Company employed a total of 3,601 people, consisting of 2,426 hourly and 1,175 salaried employees. The Grand Rapids, Michigan plant is the only unionized plant within the U.S. In August 2002, the Company reached an agreement with the Carpenters and Joiners of America, Local 1615 on a new four-year collective bargaining agreement covering hourly employees at the plant. The new agreement expires on August 27, 2006, subject to automatic one-year renewals if the agreement is not terminated. From time to time, there have been unsuccessful efforts to unionize at the other North American locations. For example, in August 2004, a petition was filed with the National Labor Relations Board seeking to unionize employees at the Company’s Muskegon, Michigan, facility. In September 2004, the employees at this facility voted against unionization. The Company believes that relations with its employees throughout North America are good. Nonetheless, it is possible that Company employees may continue attempts to unionize. Certain workers in the Company’s facilities in Italy are represented by unions. The Company has experienced brief work stoppages from time to time at the Company’s plants in Italy, none of which have exceeded eight hours. Work stoppages are relatively common occurrences at many Italian manufacturing plants and are usually related to national or local issues. The Company has had 5 work stoppages in 2004, with an average duration of 4.4 hours. None of these work stoppages were unique to the Company, and these work stoppages have not materially affected the performance of the Company.

Available Information

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are made available free of charge through the “Investors Relations” section of the Company’s Internet Web site at www.knoll.com, as soon as practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

ITEM 2.	PROPERTIES

The Company operates over 3,271,000 square feet of facilities, including manufacturing plants, warehouses and sales offices. Of these facilities, the Company owns approximately 2,544,000 square feet and leases approximately 727,000 square feet. The Company’s manufacturing plants are located in East Greenville, Pennsylvania; Grand Rapids and Muskegon, Michigan; Toronto, Canada; and Foligno and Graffignana, Italy.

The Company’s corporate headquarters are located in East Greenville, Pennsylvania, where the Company owns two manufacturing facilities aggregating approximately 547,000 square feet and leases three warehouses aggregating approximately 142,000 square feet. These three warehouses have been subleased to a third party logistics provider and serve as the Company’s northeast distribution center.

The Company owns an approximately 545,000 square foot manufacturing facility in Grand Rapids, Michigan. In Muskegon, Michigan, the Company owns one approximately 326,000 square foot plant, an approximately 42,000 square foot office building, and leases an approximately 105,000 square foot building for manufacturing. The Company’s plants in Toronto, Canada consist of an approximately 408,000 square foot owned building and two leased properties aggregating approximately 157,000 square feet. The Company’s owned facilities in East Greenville, Grand Rapids and Muskegon are encumbered by mortgages securing the Company’s indebtedness under its senior credit agreement.

The Company owns two manufacturing facilities in Italy: an approximately 258,000 square foot building in Foligno, which houses the Knoll Europe headquarters, and an approximately 110,000 square foot building in Graffignana.

The Company believes that its plants and other facilities are sufficient to meet its needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

The Company from time to time is subject to, and is presently involved in, litigation or other legal proceedings arising out of the ordinary course of business. Based upon information currently known to the Company, it believes the outcome of such proceedings will not have, individually or in the aggregate, a material adverse effect on the Company’s business, its financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In December 2004, the Company sent a written consent to its stockholders requesting their consent to the Company’s taking the following actions in connection with its initial public offering: (1) the approval and adoption of an amended and restated certificate of incorporation so as to, among other things, effect a stock split prior to its initial public offering, (2) the approval and adoption of an amendment and restatement to its 1999 Stock Incentive Plan to increase the number of shares available for issuance under the plan, (3) the approval and adoption of an amendment to The Knoll Retirement Savings Plan to include a common stock fund as an investment option and (4) the approval and adoption of an employee stock purchase plan.

All such actions were effected pursuant to an action by written consent of the Company’s stockholders in compliance with Section 228 of the Delaware General Corporation Law. The Company received the requisite consents on December 13, 2004. A total of 20,709,922 shares of our common stock out of 23,146,829 shares issued and outstanding as of December 13, 2004 voted in favor of these matters.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividend Policy

The Company’s common stock has been listed on the New York Stock Exchange (“NYSE”) since December 14, 2004, the date of the Company’s common stock began trading in connection with its initial public offering, under the symbol “KNL.” As of March 21, 2005, there were approximately 43 shareholders of record of the Company’s common stock.

The following table sets forth, for the periods indicated, high and low closing sales prices for the common stock as reported by the NYSE.

2004	High	Low
Fourth quarter (commencing December 14, 2004)	$18.30	$17.00

On September 27, 2004, the Company’s board of directors declared a $1.525 per share cash dividend payable to stockholders of record as of that date resulting an aggregate dividend of $70.6 million.

The Company’s board of directors currently intends to declare and pay quarterly dividends of $0.05 per share on the common stock. On February 2, 2005, the Company’s board of directors declared a $.05 per share cash dividend payable on March 30, 2005 to stockholders of record on March 16, 2005 resulting in an aggregate dividend of $2.5 million. The declaration and payment of dividends is subject to the discretion of the board of directors and depends on various factors, including net income, financial condition, cash requirements, future prospects and other factors deemed relevant by the board of directors. The Company’s credit facility imposes restrictions on its ability to pay dividends, and thus its ability to pay dividends on the common stock will depend upon, among other things, the level of indebtedness at the time of the proposed dividend and whether the Company is in default under any of its debt instruments. The Company’s future dividend policy will also depend on the requirements of any future financing agreements to which it may be a party and other factors considered relevant by the board of directors. For a discussion of the Company’s cash resources and needs, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

As of December 31, 2004

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Shares Remaining for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	10,313,030	$11.55	1,971,924
Equity compensation plans not approved by security holders	—	—	—

Recent Repurchases of Equity Securities

The following is a summary of share repurchase activity during the period from October 1, 2004 through December 31, 2004. All share information has been adjusted retroactively for all periods presented to reflect the Company’s two-for-one stock split, which was effective December 13, 2004.

All shares repurchased were in accordance with the Company’s 401(k) retirement savings plan. The plan provides that the Company may make discretionary contributions of common stock to participant accounts on behalf of all actively employed U.S. participants. Upon retirement, death, or termination of employment, participants must sell vested shares of common stock back to the plan or the Company, and any shares that are not vested at such time are forfeited by the participant and held by the plan.

Period	Total Number of Shares Purchased (a)	Average Price Paid (b)
October 1, 2004 – October 31, 2004	800	$16.00
November 1, 2004 – November 30, 2004	600	16.00
December 1, 2004 – December 31, 2004	700	16.00

Use of Proceeds from Sales of Registered Securities

On December 17, 2004, the sale of 12,702,150 shares of the Company’s common stock in its initial public offering closed. The registration statement on Form S-1 (Reg. No. 333-118901) that the Company filed to register the common stock being sold in the offering was declared effective by the SEC on December 13, 2004. The initial public offering commenced as of December 13, 2004 and did not terminate before any securities were sold. The offering has been completed and all shares were sold at an initial price per share of $15.00. The joint book-running lead managers for the offering were Goldman, Sachs & Co., UBS Securities LLC and the co-managing underwriters for the offering were Banc of America Securities LLC, J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

The Company did not receive any proceeds from the offering. The following table sets forth the number of shares sold by the selling stockholders in the offering and the aggregate price of the amount sold.

Name of Selling Stockholder	Number of Shares Sold	Aggregate Price of Shares Sold
Warburg, Pincus Ventures, L.P.	12,095,960	$181,439,400
Burton B. Staniar	332,620	4,989,300
John H. Lynch	228,222	3,423,330
Other selling stockholders	45,348	680,222

The proceeds of the offering, before expenses, to the selling stockholders was reduced by underwriting discounts and commissions of $1.05 per share. Generally all of the fees, costs and expenses of the registration (other than underwriting discounts and commissions) were borne by the Company on behalf of the selling stockholders. The Company incurred expenses in connection with the offering of approximately $4.4 million, which includes fees, costs and expenses of the registration borne by the Company on behalf of the selling stockholders.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and the related notes included elsewhere in this Form 10-K. The selected consolidated financial data for the years ended December 31, 2002, 2003 and 2004 and as of December 31, 2003 and 2004 are derived from the Company’s audited financial statements included elsewhere in this Form 10-K. The selected consolidated financial data for the years ended December 31, 2000 and 2001 and as of December 31, 2000, 2001 and 2002 are derived from the Company’s audited financial statements not included in this Form 10-K.

	Years Ended December 31,
	2000	2001	2002	2003	2004
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Sales	$1,163,477	$985,388	$773,263	$697,246	$706,390
Cost of sales	682,421	594,446	492,902	460,911	465,379

Gross profit	481,056	390,942	280,361	236,335	241,011
Selling, general and administrative expenses	243,885	195,532	156,314	149,739	169,706
Restructuring charge	—	1,655	—	—	—

Operating income	237,171	193,755	124,047	86,596	71,305
Interest expense	44,437	42,101	26,541	20,229	19,452
Other income (expense), net	3,026	(3,670)	2,933	(2,473)	(5,316)

Income before income tax expense	195,760	147,984	100,439	63,894	46,537
Income tax expense	79,472	60,794	40,667	27,545	19,793

Net income	$116,288	$87,190	$59,772	$36,349	$26,744

Per Share Data (1):
Earnings per share:
Basic	$2.55	$1.88	$1.29	$.78	$.58
Diluted	$2.43	$1.80	$1.23	$.75	$.55
Cash dividends declared per share:	$4.75	$—	$—	$—	$1.525

Weighted average shares outstanding:
Basic	45,572,652	46,285,108	46,345,714	46,317,530	46,353,253
Diluted	47,892,332	48,395,074	48,474,648	48,414,374	48,319,483

	As of December 31,
	2000	2001	2002	2003	2004
	(in thousands)
Consolidated Balance Sheet Data:
Working capital (deficit)	$32,678	$4,020	$(14,419)	$(28,238)	$62,658
Total assets	695,130	639,003	590,351	561,001	566,709
Total long-term debt, including current portion	425,755	547,524	452,042	380,871	392,858
Total liabilities	899,505	761,321	653,474	569,120	588,054
Stockholders’ deficit	(204,375)	(122,318)	(63,123)	(8,119)	(21,345)

(1)	All per share data and numbers of shares outstanding have been adjusted retroactively for all periods presented to reflect the Company’s two-for-one stock split which was effective December 13, 2004.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations provides an account of the Company’s financial performance and financial condition that should be read in conjunction with the accompanying consolidated financial statements. It includes the following sections: Results of Operations; Liquidity and Capital Resources; Accounting Policies and Estimates; and Forward Looking Statements.

Overview

We are a leading designer and manufacturer of an expanding portfolio of high quality, branded office furniture products and textiles. Our products embody our commitment to innovation and are designed to provide enduring value and help clients shape their workplaces with imagination and vision. They are recognized for their high quality and sophisticated image and are targeted at the middle to upper end of the market.

Since 1997, the U.S. office furniture market has experienced periods of significant growth and contraction. In the four years from 1997 to 2000, the industry grew at an above-average compounded annual rate of 7.3%. In contrast, in 2001 through 2003, the industry experienced a sales decline of more than 36% due to a more challenging macroeconomic environment. Industry-wide shipments in the office systems category in particular declined by 45%, more than in any other category. During 2004, however, the U.S. office furniture market experienced positive period-over-period growth in orders and shipments of 6.6% and 5.1%, respectively. Consistent with these results, our sales backlog has grown by 14.5% since December 31, 2003.

Starting in early 2001, in an effort to maintain gross profit and operating income margins, we reduced hourly headcount in response to declining sales volumes, eliminated certain salaried positions in North America, reduced the amount of square footage leased for operations and aggressively managed discretionary expenditures. As a result, we have been able to maintain operating income margins that exceed those of our primary publicly held competitors, who are Herman Miller, Inc. and Steelcase, Inc.

Even with the more favorable recent macroeconomic environment, we continued to aggressively manage our cost structure in order to maintain relatively strong profit margins, while maintaining our focus on growth initiatives that we believe will help to better position us to meet the needs of our clients as economic conditions continue to improve. These initiatives include investing in new product development and other sales and marketing initiatives designed to gain market share and investing in technology designed to streamline and simplify the order entry process and improve the client’s furniture buying experience. As a result of the completion of our initial public offering, costs will increase due to having to comply with the Exchange Act, the Sarbanes-Oxley Act and the New York Stock Exchange listing requirements, which will require us, among other things, to establish an internal audit function.

For 2004, we experienced increases as compared to 2003 in sales of our seating, files and storage, European, and specialty businesses. Third and fourth quarter sales benefited from list price increases that were implemented in May 2004. Acceptance of the price increases indicates the continued reversal of industry pricing pressures that we experienced in 2001, 2002 and during the first half of 2003. Materials costs for steel and plastic increased by approximately $8.9 million during 2004 due to increasing raw material prices. Our list price increases, along with our global sourcing initiatives and continuous improvement programs, have largely offset the materials costs increases in steel and plastics to date. We estimate that materials costs for steel and plastic will increase by an additional $12 million in 2005 due to further raw material price increases. We are also impacted by increasing transportation costs largely as a result of fuel surcharges. In 2004, transportation inflation impacted our results by $1.8 million. In 2005, we estimate that transportation inflation will increase costs by approximately $3.2 million and we are currently working on implementing programs to offset these costs. Although we anticipate that our existing and ongoing global sourcing initiatives and continuous improvement programs, recently implemented list price increases and selected additional list price increases will offset the increased costs of materials, the additional impact of transportation costs will make it more difficult for us to completely offset all inflationary pressures.

	Three Months Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
	(unaudited)
	(in thousands, except statistical data)
Consolidated Statement of Operations Data:
Sales	$164,630	$177,014	$176,563	$179,039	$153,324	$178,821	$181,441	$192,804
Gross profit	55,751	59,291	59,924	61,369	47,061	62,174	63,002	68,774
Operating income	20,089	22,940	21,507	22,060	11,513	18,025	21,198	20,569
Interest expense	5,084	5,075	5,066	5,004	3,732	4,635	4,866	6,219
Other (expense) income, net	(3,592)	(1,819)	3,259	(321)	1,418	1,329	(4,932)	(3,131)
Income tax expense	5,114	6,998	7,976	7,457	3,973	5,920	5,435	4,465

Net income	$6,299	$9,048	$11,724	$9,278	$5,226	$8,799	$5,965	$6,754

Statistical and Other Data:
Sales (decline) growth from comparable period of prior year	(16.8)%	(12.7)%	(5.9)%	(3.3)%	(6.9)%	1.0%	2.8%	7.7%
Gross profit margin	33.9%	33.5%	33.9%	34.3%	30.7%	34.8%	34.7%	35.7%
Backlog	$142,667	$125,508	$107,443	$107,023	$111,784	$116,206	$113,748	$122,513

Critical Accounting Policies

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses and the disclosure of certain contingent assets and liabilities. Actual results may differ from such estimates. We believe that the critical accounting policies that follow are those policies that require the most judgment, estimation and assumption in preparing the consolidated financial statements.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients and dealers to make required payments. The allowance is determined through an analysis of the aging of accounts receivable and assessments of risk that are based on historical trends and an evaluation of the impact of current and projected economic conditions. We evaluate the past-due status of our trade receivables based on contractual terms of sale. If the financial condition of our clients and dealers were to deteriorate, additional allowances may be required. Accounts receivable are charged off against the allowance for doubtful accounts when we determine that recovery is unlikely.

Inventory

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. We write down inventory that, in our judgment, is impaired or obsolete. Obsolescence may be caused by the discontinuance of a product line, changes in product material specifications, replacement products in the marketplace and other competitive influences.

Goodwill and Other Intangible Assets

Goodwill represents the difference between the purchase price and the related underlying tangible and identifiable intangible net assets resulting from a business acquisition. We discontinued the amortization of goodwill and our indefinite lived intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. Annually, or if conditions indicate an earlier review is necessary, the estimated fair value of our defined reporting unit is compared to the recorded carrying amount of the reporting unit. If the estimated fair value is less than the carrying value, goodwill may be impaired, and will be written down to its estimated fair value, if necessary.

In testing for potential impairment, we measure the estimated fair value using a combination of two methods based upon a discounted cash flow valuation and a market value approach.

The discounted cash flow method analysis is based on the present value of projected cash flows and a residual value and uses the following assumptions:

•	A business is worth today what it can generate in future cash to its owners;

•	Cash received today is worth more than an equal amount of cash received in the future; and

•	Future cash flows can be reasonably estimated.

The market value approach uses a set of five comparable companies to derive a range of market multiples for the last twelve months’ revenue and earnings before interest, taxes, depreciation and amortization.

We also perform an annual impairment analysis on our trademarks that are not subject to amortization. In testing for potential impairment of the trademarks, we compare the fair value of our trademarks with their respective carrying amounts. If the carrying amount of the trademark exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. In determining fair value of our trademarks, an income approach has been used. The income method used estimates the cash flow savings realized from owning the intangible asset and not having to pay a royalty for its use. This method is commonly referred to as a relief-from-royalty method. Under this approach, it is necessary to estimate a royalty rate for the product, which is then applied to the projected net revenues for that product line. Estimated cash flow savings are then discounted using the applicable discount rate. As of the most recent valuation date, the fair market value of our trademarks exceeded the carrying amounts.

The key assumptions used to determine fair value of our defined reporting unit and intangible assets include product sales forecasts, cash flows, terminal values and the discount rate based on our weighted average cost of capital adjusted for the risks associated with our operations.

Our deferred financing fees continue to be amortized over the life of the respective debt.

Product Warranty

We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in product quality programs and processes, our warranty obligation is affected by product failure rates and by material usage and service costs incurred in correcting a product failure. Cost estimates are based on historical product failure rates and identified one-time fixes for each specific product category. Warranty cost generally varies in direct relation to sales volume, as such costs tend to be a consistent percentage of revenue. Should actual costs differ from original estimates, revisions to the estimated warranty liability would be required.

Employee Benefits

We are partially self-insured for our employee health benefits. We accrue for employee health benefit obligations based upon historical claims as well as a number of assumptions, including rates of inflation for medical costs and benefit plan changes. Actual results could be materially different from the estimates used.

Pension and Other Postretirement Benefits

We sponsor two defined benefit pension plans and two other postretirement benefit plans that cover substantially all our U.S. employees. Several statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liability related to the plans. Key factors include assumptions about the expected rates of return on plan assets, discount rates, and health care cost trend rates, as determined by us, within certain guidelines. We consider market conditions, including changes in investment returns and interest rates, in making these assumptions.

We determine the expected long-term rate of return on plan assets based on aggregating the expected rates of return for each component of the plan’s asset mix. We use historic plan asset returns combined with current market conditions to estimate the rate of return. The expected rate of return on plan assets is a long-term assumption and generally does not change annually. The discount rate reflects the market rate for high-quality fixed income debt instruments as of our annual measurement date and is subject to change each year. Holding all other assumptions constant, a one-percentage-point increase or decrease in the assumed rate of return on plan assets would decrease or increase, respectively, 2004 net periodic pension expense by approximately $0.5 million. Likewise, a one percentage point increase or decrease in the discount rate would decrease or increase, respectively, 2004 net periodic pension expense by approximately $3.5 million.

Unrecognized actuarial gains and losses are recognized over the expected remaining service life of the employee group. Unrecognized actuarial gains and losses arise from several factors, including experience and assumption changes with respect to the obligations and from the difference between expected returns and actual returns on plan assets. These unrecognized gains and losses are systematically recognized as a change in future net periodic pension expense in accordance with FASB Statement No. 87, Employers’ Accounting for Pensions.

Key assumptions we use in determining the amount of the obligation and expense recorded for postretirement benefits other than pensions (“OPEB”), under FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, include the assumed discount rate and the assumed rate of increases in future health care costs. The discount rate we use to determine the obligation for these benefits matches the discount rate used in determining our pension obligations in each year presented. In estimating the health care cost trend rate, we consider actual health care cost experience, future benefit structures, industry trends and advice from our actuaries. We assume that the relative increase in health care costs will generally trend downward over the next several years, reflecting assumed increases in efficiency in the health care system and industry-wide cost containment initiatives. At December 31, 2004, the expected rate of increase in future health care costs was 9% for 2004, declining to 5% in 2008 and thereafter. Increasing the assumed health care cost trend by one percentage point in each year would increase the benefit obligation as of December 31, 2004 by $2.5 million and increase the aggregate of the service and interest cost components of net periodic benefit cost for 2004 by approximately $0.3 million. Decreasing the assumed health care cost trend rate by one percentage point in each year would decrease the benefit obligation as of December 31, 2004 by approximately $2.3 million and decrease the aggregate of the service and interest cost components of net periodic benefit cost for 2004 by approximately $0.2 million.

The actuarial assumptions we use in determining our pension and OPEB retirement benefits may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants. While we believe that the assumptions used are appropriate, differences in actual experience or changes in assumptions may materially affect our financial position or results of operations.

Commitments and Contingencies

We establish reserves for the estimated cost of environmental and legal contingencies when such expenditures are probable and reasonably estimable. A significant amount of judgment and use of estimates is required to quantify our ultimate exposure in these matters. We engage outside experts as deemed necessary or appropriate to assist in the evaluation of exposure. From time to time, as information becomes available regarding changes in circumstances for ongoing issues as well as information regarding emerging issues, our potential liability is reassessed and reserve balances are adjusted as necessary. Revisions to our estimates of potential liability, and actual expenditures related to environmental and legal contingencies, could have a material impact on our results of operations or financial position.

Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” (“SFAS 109”) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be recognized.

At December 31, 2003, our deferred tax liabilities of $53.6 million exceeded our deferred tax assets of $28.0 million by $25.6 million. At December 31, 2004, our deferred tax liabilities of $60.8 million exceeded our deferred tax assets of $26.3 million by $34.5 million. Our deferred tax assets at December 31, 2003 and 2004 of $28.0 million and $26.3 million, respectively, are net of valuation allowances of $17.0 million and $16.0 million, respectively. We have recorded the above valuation allowance primarily for net operating loss carryforwards in foreign tax jurisdictions where we have incurred historical tax losses from operations, and have determined that it is more likely than not that these deferred tax assets will not be realized.

We evaluate on a quarterly basis the realizability of our deferred tax assets and adjust the amount of the allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income and our assessment of available tax planning strategies that could be implemented to realize the net deferred tax assets.

Interest Rate Swap and Cap Agreements

We account for our interest rate swap and cap agreements in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”). Our interest rate swap agreement is classified as a cash flow hedge and, as such, the effective portion of the change in the value of the contract is recorded in other comprehensive income, net of tax, and reclassified into earnings in the period or periods during which the hedged transaction affects earnings. The ineffective portion of the change in the value of the contracts is immediately recognized in earnings. Our interest rate cap agreement was not considered to be a highly effective hedge, and thus, the change in the value of the contract has been recognized immediately in earnings. Changes in valuation assumptions and estimates used by the counterparties could materially affect our results of operations or financial position.

Results of Operations

Years ended December 31, 2003 and 2004

	Three Months Ended				Twelve Months Ended	Three Months Ended				Twelve Months Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003	December 31, 2003	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004	December 31, 2004
	(unaudited) (in thousands, except statistical data)
Consolidated Statement of Operations Data:
Sales	$164,630	$177,014	$176,563	$179,039	$697,246	$153,324	$178,821	$181,441	$192,804	$706,390
Gross Profit	55,751	59,291	59,924	61,369	236,335	47,061	62,174	63,002	68,774	241,011
Operating income	20,089	22,940	21,507	22,060	86,596	11,513	18,025	21,198	20,569	71,305
Interest Expense	5,084	5,075	5,066	5,004	20,229	3,732	4,635	4,866	6,219	19,452
Other (expense) income, net	(3,592)	(1,819)	3,259	(321)	(2,473)	1,418	1,329	(4,932)	(3,131)	(5,316)
Income Tax Expense	5,114	6,998	7,976	7,457	27,545	3,973	5,920	5,435	4,465	19,793

Net Income	$6,299	$9,048	$11,724	$9,278	$36,349	$5,226	$8,799	$5,965	$6,754	$26,744

Statistical and Other Data:
Sales growth (decline) from comparable prior year	(16.8)%	(12.7)%	(5.9)%	(3.3)%	(9.8)%	(6.9)%	1.0%	2.8%	7.7%	1.3%
Gross Profit Margin	33.9%	33.5%	33.9%	34.3%	33.9%	30.7%	34.8%	34.7%	35.7%	34.1%

Sales

Sales for 2004 were $706.4 million, an increase of $9.2 million, or 1.3%, from sales of $697.2 million for 2003. The sales increase was primarily due to increased sales of seating and specialty products as well as price increases implemented in the second quarter of 2004. The second half of 2004 experienced net sales growth of 5.2%; this was preceded by a decline in net sales of 2.8% during the first half of the year. Beginning in the second quarter 2004, we experienced our first quarter-over-quarter sales increase in the past 13 quarters with fourth quarter 2004 sales of $192.8 million representing the highest sales for any quarter in 2004. A price increase in May 2004 and favorable discounting contributed approximately $5.0 million in additional sales for 2004 as compared to 2003.

The 1.3% increase in sales for 2004 was directly attributable to a $35.4 million, or 13.2%, increase in sales of our seating, files and storage, casegoods, specialty products, and European products offset by a $26.2 million, or 6.1%, decrease in sales in office systems. The increase in seating sales of $14.4 million, or 26.5%, was primarily due to increased sales of the LIFE™ chair, which was introduced in 2002. Files and storage sales increased by $4.5 million, or 9.4%, as a result of enhancements to the product line such as the introduction of storage towers, while specialty products sales also benefited from new product introductions and increased by $6.5 million, or 5.9%. Casegoods sales increased by $5.6 million, or 317.83%, due to greater sales of our Reference™ product line, which was introduced in 2003. The increase in sales of our European products is due primarily to the change in foreign currency exchange rates during the year. The decrease in sales of office systems for the year was due to fewer large orders in this category. Sales of office systems for the fourth quarter of 2004 showed an increase of 2.1%, or $2.3 million, over the fourth quarter 2003. Sales of seating, files and storage and specialty products increased 18.3% during the same period. We believe that an industry recovery starts with growth in the shorter lead time and lower ticket products such as seating and files and storage and that the rebound of office systems sales will lag that of the rest of the industry due to the typically larger spending commitment that the purchase of these products represents.

At December 31, 2004, sales backlog was $122.5 million, an increase of $15.5 million, or 14.5%, from sales backlog of $107.0 million as of December 31, 2003.

Gross Profit and Operating Income

Gross profit for 2004 was $241.0 million, an increase of $4.7 million, or 2.0%, from gross profit of $236.3 million for 2003. Operating income for 2004 was $71.3 million, a decrease of $15.3 million, or 17.7%, from operating income of $86.6 million for 2003.

As a percentage of sales, gross profit increased from 33.9% for 2003 to 34.1% for 2004. Operating income as a percentage of sales declined from 12.4% to 10.1% over the same period. We were able to maintain gross margins by offsetting the effect of significant steel and plastic inflation through higher realized prices and an ongoing focus on global sourcing and continuous improvement efforts. Materials costs for steel and plastic increased by approximately $8.9 million during 2004.

Operating margins increased from 7.5% in the first quarter of 2004 to 10.1%, 11.7%, and 10.7% for the second, third, and fourth quarters, respectively. This improvement in operating income margins was principally the result of increased overhead absorption on the higher sales volumes with the favorable impact of recently implemented price increases contributing to a lesser degree. The decrease in operating income for the year and the fourth quarter also includes $4.4 million and $3.8 million, respectively of pre-tax charges associated with our initial public offering completed in December 2004. In addition to these costs, operating expenses reflect the effect of higher expenditures in product development and marketing relating to new product and growth initiatives along with increased sales compensation relating to strong bookings performance particularly in the fourth quarter. During 2004, product development expenses increased $2.5 million, marketing expenses increased by approximately $2.8 million, and sales commissions increased by approximately $3.6 million. European operating expenses increased $1.8 million largely due to the increase in the allowance for doubtful accounts related to one dealer. Employee related expenses also impacted operating income by increasing approximately $1.5 million.

Interest Expense

Interest expense for 2004 was $19.5 million, a decrease of $0.8 million from 2003. On March 28, 2003, we redeemed the remaining $57.3 million principal amount of our 10.875% senior subordinated notes. The redemption was funded through our then-existing credit facility, which bore a lower rate of interest than the senior subordinated notes. The redemption and other reductions in debt reduced interest expense by $1.2 million but were offset by higher interest rates on our variable rate debt that increased interest expense by $5.6 million. On September 30, 2004 we terminated our previously existing senior credit facility and entered into a new $488 million senior secured credit facility consisting of a $425 million term loan and a $63 million revolving credit line. The new credit facility bears interest at higher rates than the old facility. We incurred $6.2 million of interest in the fourth quarter 2004 with a weighted average rate of 4.5%. Our weighted average interest rate was 4.3% for the twelve months in 2004. In addition, we had net interest expense of only $1.0 million under our interest rate collar and swap agreements for 2004 whereas we had a net interest expense of $6.6 million under our interest rate collar agreements for 2003. The decrease during 2004 was largely due to our interest rate collar agreement maturing in March 2004 and our entering into new interest rate hedge agreements in October 2004 in accordance with the new credit facility. 2003 interest expense has a full year of expense related to the interest rate agreements.

Other (Expense) Income, Net

Other expense for 2004 includes a foreign exchange transaction loss of $3.4 million that is due primarily to a 7.4% devaluation of the U.S. dollar to the Canadian dollar, offset in part by exchange rate hedge agreements; a gain of $0.7 million related to the ineffective portion of our interest rate hedge agreements; and the write off of $2.5 million in deferred financing fees associated with the termination of our prior credit agreement on September 30, 2004.

Other expense for December 31, 2003 includes a foreign exchange transaction loss of $7.7 million due to a 22.2% devaluation of the U.S. dollar to the Canadian dollar; a gain of $6.5 million related to our interest rate swap and collar agreements; and a loss of $1.1 million on the early redemption of the remaining $57.3 million principal amount of our 10.875% senior subordinated notes.

Income Tax Expense

The mix of pretax income and the varying effective tax rates in the countries in which we operate directly affects our consolidated effective tax rate. Our mix of pretax income was primarily responsible for the net decrease in the effective tax rate from 43.1% for 2003 to 42.5% for the same period in 2004. Non-deductible transaction costs impacted our effective tax rate by 2.2%. Our effective tax rate in the United States and Canada is consistently around 40.0% of pretax income. Non U.S. tax losses for which a tax benefit was not recorded increased the 2004 effective tax rate by approximately 3% over the anticipated statutory rate.

Years ended December 31, 2002 and 2003

Sales

Sales during 2003 were $697.2 million, a decrease of $76.1 million, or 9.8%, from sales of $773.3 million in 2002 due to lower unit shipments. The decrease in sales extended across all product categories except seating, which increased approximately $6.0 million, or 11.8%, in 2003 as compared to 2002. This increase in seating sales was primarily attributable to increased sales of the LIFE™ chair, which was introduced in 2002. Sales of office systems, our largest category, accounted for the greatest dollar and percentage decrease in sales, approximately $70 million, or 14.0%, due to fewer large orders in this category and an overall industry decline in office systems sales. The overall decrease in sales was primarily attributable to continued weakness in the U.S. economy and specifically in the macroeconomic factors (corporate profitability, business confidence and service-sector employment growth) that drive demand for our products. BIFMA estimates that U.S. office furniture shipments in 2003 declined 4.3% from shipments in 2002 and that U.S. office systems shipments declined 9.1% from 2002 to 2003. We believe that the weak U.S. economy disproportionately affected our sales because office systems decreased more than the other categories in the industry and represent a greater proportion of our sales than they do of industry sales. Industry pricing pressures experienced in the first half of 2003 reversed during the second half of the year. As a result, industry-pricing pressures did not have a significant impact on sales during 2003.

Gross Profit and Operating Income

Gross profit in 2003 was $236.3 million, a decrease of $44.1 million, or 15.7%, from gross profit of $280.4 million in 2002. Operating income in 2003 was $86.6 million, a decrease of $37.4 million, or 30.2%, from operating income of $124.0 million in 2002. However, during 2003, we continued to outperform the industry with the highest operating income margin among our primary publicly held competitors. Gross profit and operating income as percentages of sales during 2003 were 33.9% and 12.4%, respectively, as compared with 36.3% and 16.0% in 2002, respectively. The decreases in gross profit and operating income margins from 2002 to 2003 were primarily due to the decrease in year-over-year sales during 2003, allowing for less absorption of fixed overhead costs, which adversely affected gross profit margin by approximately 1.7%, and the weakening of the U.S. dollar versus foreign currencies, which adversely affected gross profit margin by approximately 1.0%.

During 2003, we sought to maintain our profitability by continuing our efforts, initiated in early 2001, to aggressively manage expenditures and reduce hourly headcount in response to declining sales volumes.

Interest Expense

Interest expense during 2003 was $20.2 million, a decrease of $6.3 million from interest expense in 2002. The decrease was the result of lower interest rates on our variable-rate debt, which reduced interest expense by $1.7 million, the redemption on March 28, 2003 of the remaining 10.875% senior subordinated notes funded through our then-existing credit facility, which reduced interest expense by $3.3 million because this credit facility had lower interest rates than the senior subordinated notes, and the overall reduction of debt, which reduced interest expense by $3.5 million. All of these offset net settlement payments of $6.6 million under our interest rate collar and swap agreements during 2003 versus a net payment of $4.4 million in 2002. The higher settlement payments resulted from the termination on March 11, 2003 of our two interest rate swap agreements that, historically, partially offset the payments required under our three interest rate collar agreements.

Other (Expense) Income, Net

Other expense for 2003 includes a net foreign exchange transaction loss of $7.7 million, a loss of $0.8 million related to the termination of our two interest rate swap agreements, and a $7.3 million net gain related to our interest rate collar agreements. See Note 12 to the consolidated financial statements for further discussion of these derivative financial instruments. The net foreign exchange transaction loss consists primarily of the loss incurred with respect to unhedged short-term operating receivables of a Canadian subsidiary that are payable from our U.S. operations. Other expense also includes a $1.1 million loss on the early redemption of the remaining $57.3 million principal amount of our 10.875% senior subordinated notes.

Other income for 2002 includes a net gain of $4.9 million related to our interest rate collar agreements. See Note 12 to the consolidated financial statements for further discussion of these derivative financial instruments. Other income for 2002 also includes a $1.9 million loss on the early redemption of $50.0 million of our senior subordinated notes and a net foreign exchange transaction loss of $0.4 million.

Income Tax Expense

Our effective tax rate is directly affected by changes in our consolidated pretax income and mix of pretax income and by the varying effective tax rates in the countries in which we operate. Our geographic mix of pretax income and these varying tax rates were primarily responsible for the increase in the effective tax rate to 43.1% in 2003 from 40.5% in 2002. Non U.S. tax losses for which a tax benefit was not recorded increased the 2003 effective tax rate by approximately 3% over the anticipated statutory rate.

Liquidity and Capital Resources

The following table highlights certain key cash flows and capital information pertinent to the discussion that follows:

	2002	2003	2004
	(in thousands)
Cash provided by operating activities	$95,366	$78,975	$60,303
Capital expenditures	18,114	9,722	13,131
Net cash used in investing activities	(18,077)	(10,117)	(13,131)
Purchase of common stock	494	526	220
Premium paid for early extinguishment of debt	1,813	1,037	—
Net proceeds from (repayment of) debt	(95,570)	(71,336)	11,896
Payment of dividend	—	—	70,601
Net proceeds from issuance of stock	—	—	13,216
Net cash used for financing activities	(97,877)	(72,899)	(51,528)

Historically, we have carried significant amounts of debt, and cash generated by operating activities has been used to fund working capital, capital expenditures and scheduled payments of principal and debt service. Our capital expenditures are typically for new product tooling and manufacturing equipment. These capital expenditures support new products and continuous improvements in our manufacturing processes. From time to time, we have used the proceeds of debt offerings to repay other debt and return capital to our stockholders.

At December 31, 2000, our outstanding indebtedness was $425.8 million. On January 5, 2001, we borrowed an additional $221.0 million under our then-existing credit facility to fund the payment of an aggregate dividend of $220.3 million to our stockholders. As a result of this borrowing, our aggregate debt on January 5, 2001 was $646.8 million. Despite industry-wide revenue declines from the beginning of 2001 through 2003, we generated positive operating income and net income in each quarter during the period and reduced debt by an aggregate of $265.9 million.

Net cash provided by operating activities was $60.3 million in 2004, $79.0 million in 2003 and $95.4 million in 2002. The decrease in operating cash flow in 2004 was largely a result of an investment in working capital of $3.3 million as well as a $7.7 million decrease in net income, adjusted for non-cash items, due to increased operating expenses. In addition, cash flows from operating activities in 2003 included $4.8 million in proceeds received from the termination of our interest rate swap agreements and $1.5 million in proceeds received from the settlement of one of our foreign currency contracts. The decrease in operating cash flows in 2003 was the result of lower sales during that year compared to the prior year. The decrease in sales in 2003 was primarily attributable to continued weakness in the U.S. economy and specifically in the macroeconomic factors (corporate profitability, business confidence and service-sector employment growth) that drive demand for our products.

In 2004, we used available cash, including the $60.3 of net cash from operations, $425.0 million of proceeds from our new credit facility, and $13.2 million of proceeds from the issuance of stock to fund $13.1 million in capital expenditures, repay $413.1 of existing debt, and fund a dividend payment to shareholders totaling $70.6 million. In 2003, we used available cash, including the $79.0 million of net cash from operations and $49.8 million of net borrowings under our then-existing revolving credit facility, to fund $9.7 million of capital expenditures, repay $121.1 million of debt and pay $1.0 million of premiums for the early extinguishment of debt. In 2002, we used available cash, including the $95.4 million of net cash provided from operations and $7.0 million of net borrowings under our then-existing revolving credit facility, to fund $18.1 million of capital expenditures, repay $102.6 million of debt and pay $1.8 million of premium for the early extinguishment of debt.

Cash used in investing activities was $13.1 million in 2004, $10.1 million in 2003 and $18.1 million in 2002. Fluctuations in cash used in investing activities are primarily attributable to the levels of capital expenditures. Capital expenditure levels are the result of aggressive management of discretionary expenditures, one of the steps we took during this recessionary period to help maintain our gross profit and operating income margins. We estimate that our capital expenditures in 2005 will be approximately $12 million.

On September 30, 2004, we repaid our then-existing revolving and term loan credit facilities with the proceeds of our current credit facility. Upon repayment of our then-existing credit facility, we paid a $70.6 million dividend to our common stockholders. Our new credit facility with a syndicate of various lenders permits us to borrow an aggregate principal amount of up to $488.0 million, consisting of a $63.0 million revolving credit facility and $425.0 million term loan facility. Our new credit facility is guaranteed by all our existing and future domestic wholly owned subsidiaries. Our new credit facility includes a letter of credit subfacility of which $5,641,000 of letters of credit were outstanding at December 31, 2004. Approximately $57.4 million remains available for borrowing under the revolving credit facility. As of December 31, 2004, our outstanding indebtedness was $392.9 million, a net increase of $12.0 million from December 31, 2003, and we had no outstanding borrowings on our revolving credit facility. The refinancing of our credit facility has significantly improved our working capital position.

In addition to our new credit facility, our foreign subsidiaries maintain local credit facilities to provide credit for overdraft, working capital and other purposes. As of December 31, 2004, total credit available under such facilities was approximately $11.4 million, or the foreign currency equivalent.

We continue to have significant liquidity requirements. In addition to the significant cash requirements for debt service, we have commitments under our operating leases for certain machinery and equipment as well as manufacturing, warehousing, showroom and other facilities used in our operations.

We are currently in compliance with all of the covenants and conditions under our credit facility. We believe that existing cash balances and internally generated cash flows, together with borrowings available under our new revolving credit facility, will be sufficient to fund normal working capital needs, capital spending requirements, debt service requirements and dividend payments for at least the next twelve months. In addition, we believe that we will have adequate funds available to meet long-term cash requirements and that we will be able to comply with the covenants under the credit agreement. Future principal debt payments may be paid out of cash flows from operations, from future refinancing of our debt or from equity issuances. However, our ability to make scheduled payments of principal, to pay interest on or to refinance our indebtedness, to satisfy our other debt obligations and to pay dividends to stockholders will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

Contractual Obligations

The following summarizes our fixed long-term contractual cash obligations as of December 31, 2004 (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Long-term debt	$112	$8,603	$8,621	$395,596	$412,932
Operating leases	9,936	15,651	11,486	13,124	50,197
Purchase commitments	1,184	—	—	—	1,184
Pension obligations	6,962	—	—	—	6,962
Postretirement benefit plan obligations	2,063	4,219	4,546	13,788	24,616

Total	$20,257	$28,473	$24,653	$422,508	$495,891

Contractual obligations for long-term debt include principal and interest payments. Interest has been included at either the fixed rate or the variable rate in effect as of December 31, 2004, as applicable.

Environmental Matters

Our past and present business operations and the past and present ownership and operation of manufacturing plants on real property are subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste and the cleanup of properties affected by hazardous substances. As a result, we are involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters and could become subject to fines or penalties related thereto. We cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist. Compliance with more stringent laws or regulations, or stricter interpretation of existing laws, may require additional expenditures by us, some of which may be material. We have been identified as a potentially responsible party pursuant to CERCLA for remediation costs associated with waste disposal sites that we previously used. The remediation costs and our allocated share at some of these CERCLA sites are unknown. We may also be subject to claims for personal injury or contribution relating to CERCLA sites. We reserve amounts for such matters when expenditures are probable and reasonably estimable.

Off-Balance Sheet Arrangements

We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Section 404 of the Sarbanes-Oxley Act of 2002

Beginning in late 2004, we began a process to document and evaluate our internal controls over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations, which require annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments in 2005. In this regard, management has dedicated internal resources, engaged outside consultants and adopted a detailed work plan to (i) assess and document the adequacy of internal controls over financial reporting, (ii) take steps to improve control processes, where appropriate, (iii) validate through testing that controls are functioning as documented and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. Our efforts to commence compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our assessment of our internal controls over financial reporting have resulted, and are likely to continue to result, in increased expenses. Management and our audit committee have given our compliance with Section 404 the highest priority. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we fail to correct any issues in the design or operating effectiveness of internal controls over financial reporting or fail to prevent fraud, current and potential shareholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock.

Forward-looking Statements

This Form 10-K contains forward-looking statements, principally in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” Statements and financial discussion and analysis contained in this Form 10-K that are not historical facts are forward-looking statements. These statements discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to us, based on our current beliefs as well as assumptions made by us and information currently available to us. Forward-looking statements generally will be accompanied by words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “forecast”, “intend”, “may”, “possible”, “potential”, “predict”, “project”, or other similar words, phrases or expressions. Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation: the risks described on the previous pages and in Item 7A of this Form 10-K; changes in the financial stability of our clients resulting in decreased corporate spending and service sector employment; changes in relationships with clients; the mix of products sold and of clients purchasing our products; the success of new technology initiatives; changes in business strategies and decisions; competition from our competitors; our ability to recruit and retain an experienced management team; changes in raw material prices and availability; restrictions on government spending resulting in fewer sales to one of our largest customers; restrictions in our credit agreement on spending; our ability to protect our patents, copyrights and trademarks; our reliance on furniture dealers to produce sales; claims of third parties arising from allegations of patent, copyright and trademark infringements; violations of environment laws and regulations; potential labor disruptions; adequacy of our insurance policies; the availability of future capital; and currency rate fluctuations. The factors identified above are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement. Unpredictable or unknown factors could also have material adverse effects on us. All forward-looking statements included in this Form 10-K are expressly qualified in their entirety by the foregoing cautionary statements. Except as required under the Federal securities laws and rules regulations of the SEC, we undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 introduces a new consolidation model that determines control (and consolidation) based on potential variability in gains and losses of the entity being evaluated for consolidation. In December 2003, the FASB issued FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues. The consolidation requirements did not have an effect on our financial statements.

In the fourth quarter of 2003, Congress passed the Medicare Prescription Drug Act of 2003, which authorized Medicare to provide prescription drug benefits to retirees. To encourage employers to retain or provide postretirement drug benefits for their Medicare-eligible employees, beginning in 2006, the federal government will begin to make subsidy payments to employers who sponsor postretirement benefit plans under which retirees receive prescription drug benefits that are “actuarially equivalent” to the prescription drug benefits provided under Medicare. In May 2004, FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP No. 106-2”), was issued which provides guidance on accounting for the effects of the new Medicare legislation. Adoption of FSP No. 106-2, which was effective in the third quarter of 2004, did not materially impact our consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005. As such, we are required to adopt these provisions on January 1, 2006. We are currently evaluating the impact of SFAS 151 on our consolidated financial statements.

In December 2004, the FASB issued a revision of SFAS No. 123, “Share-Based Payment” (“SFAS 123(R)”), which supersedes SFAS No. 123 and APB Opinion No. 25. This statement focuses primarily on transactions in which an entity obtains employee services in exchange for share-based payments. The pro forma disclosure previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Under SFAS 123(R), a public entity generally is required to measure the cost of employee services received in exchange for an award of equity instrument based on the grant-date fair value of the award, with such cost recognized over the applicable vesting period. In addition, SFAS 123(R) requires an entity to provide certain disclosures in order to assist in understanding the nature of share-based payment transactions and the effects of those transactions on the financial statements. The provisions of SFAS 123(R) are required to be applied as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. As such, the Company is required to adopt the provisions of SFAS 123(R) at the beginning of the third quarter in 2005. Under SFAS No. 123(R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123(R), while the retrospective method would record compensation expense for all unvested stock options beginning with the first period presented. The Company is currently evaluating the requirements of SFAS 123(R) and expects that adoption of SFAS No. 123(R) will have a material impact on the Company’s consolidated financial position and results of operations. Since the Company has not yet determined the method of adoption or its effect, it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123 included above.

In the fourth quarter of 2004, the United States Congress passed The American Jobs Creation Act of 2004 (the Act), which introduced a new tax deduction for computing taxable profit from the sale of products manufactured in the United States and a special one-time dividends received deduction on the repatriation of certain foreign earnings upon meeting certain criteria. The Act provides for a deduction of 85% of foreign earnings that are repatriated. The deduction is available to us through December 31, 2005. We are currently evaluating the provisions of the Act for purposes of determining whether or not it will repatriate previously unremitted foreign earnings in Canada, and whether or not such repatriation will meet the necessary criteria, and, therefore are unable to estimate a range of amounts that are being considered for repatriation and the related income tax effects. Our evaluation is expected to be completed by June 30, 2005. No income tax expense has been recognized in the December 31, 2004 consolidated financial statements related to the provisions of the Act.

In December 2004, the FASB issued Staff Position No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP 109-1”). FSP 109-1 clarifies that the benefit of the manufacturer’s tax deduction provided by the new tax law constitutes a special deduction and not a change in tax rate. Consequently, the enactment of the Act does not affect deferred tax assets and liabilities existing at the enactment date.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the normal course of business, the Company is routinely subjected to market risk associated with interest rate movements and foreign currency exchange rate movements. Interest rate risk arises from the Company’s debt obligations and related interest rate collar and swap agreements. Foreign currency exchange rate risk arises from its non-U.S. operations and purchases of inventory from foreign suppliers.

The Company has risk in its exposure to certain material costs. The Company’s largest raw material costs are for steel and plastics. Steel is the primary raw material used in the manufacture of the Company’s products. The prices of plastic are sensitive to the cost of oil, which is used in the manufacture of plastics, and have increased significantly in recent months. Both raw materials experienced significant price increases during 2004. As a result, material costs increased by $8.9 million in 2004. To date, the Company has been largely successful in offsetting these recent price changes in raw materials through our global sourcing initiatives and price increases to our products. There was no significant impact on the Company’s operations as a result of inflation during the two years ended December 31, 2003.

Interest Rate Risk

The Company has both fixed and variable rate debt obligations that are denominated in U.S. dollars. Changes in interest rates have different impacts on the fixed and variable-rate portions of the debt. A change in interest rates impacts the interest incurred and cash paid on the variable-rate debt but does not impact the interest incurred or cash paid on the fixed rate debt.

The Company uses interest rate swap and cap agreements for other than trading purposes in order to manage its exposure to fluctuations in interest rates on the Company’s variable-rate debt. Such agreements effectively convert $212.5 million of the Company’s variable-rate debt at the end of the year to a fixed-rate basis, utilizing the three-month London Interbank Offered Rate, or LIBOR, as a floating rate reference. Fluctuations in LIBOR affect both the Company’s net financial instrument position and the amount of cash to be paid or received by it, if any, under these agreements.

The following table summarizes our market risks associated with the Company’s debt obligations and interest rate swap and cap agreements as of December 31, 2004. For debt obligations, the table presents principal cash flows and related weighted average interest rates by year of maturity. Variable interest rates presented for variable-rate debt represent the weighted average interest rates on the Company’s credit facility borrowings as of

December 31, 2004. For interest rate swaps and caps, the table presents the notional amounts and related weighted average interest rates by year of maturity.

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
	(dollars in thousands)
Rate Sensitive Liabilities
Long-term Debt:
Fixed Rate	$108	$113	$117	$122	$126	$272	$858	$858
Average Interest Rate	4.11%	4.11%	4.11%	4.11%	4.11%	4.11%
Variable Rate	$—	$3,970	$3,970	$3,970	$3,970	$376,120	$392,000	$392,000
Average Interest Rate	—	5.34%	5.34%	5.34%	5.34%	5.34%

Rate Sensitive Derivative Financial Instruments
Interest Rate Caps:
Notional Amount	—	$162,500	—	—	—	—	$162,500	$275,313
Strike Rate	—	4.25%	—	—	—	—
Interest Rate Swap:
Notional Amount	—	$50,000	—	—	—	—	$50,000	$250,636
Pay Fixed Interest Rate		3.01%
Receive Variable Interest Rate (at 12/31/04)		2.01%

A 1% interest rate increase would increase interest expense by $3.9 million. The Company will continue to review its exposure to interest rate fluctuations and evaluate whether it should manage such exposure through derivative transactions.

Foreign Currency Exchange Rate Risk

The Company manufactures its products in the United States, Canada and Italy and sells its products in those markets as well as in other European countries. The Company’s foreign sales and certain expenses are transacted in foreign currencies. The Company’s production costs, profit margins and competitive position are affected by the strength of the currencies in countries where it manufactures or purchases goods relative to the strength of the currencies in countries where the Company’s products are sold. Additionally, as the Company reports currency in the U.S. dollar, our financial position is affected by the strength of the currencies in countries where it has operations relative to the strength of the U.S. dollar. The principal foreign currencies in which the Company conducts business are the Canadian dollar and the Euro. Approximately 10.3% of the Company’s revenues in 2004 and 10.0% in 2003, and 32.2% of its cost of goods sold in 2004 and 34.0% in 2003, were denominated in currencies other than the U.S. dollar. Foreign currency exchange rate fluctuations resulted in a $3.4 million loss in 2004 and a $7.7 million loss in 2003.

From time to time, the Company enters into foreign currency forward exchange contracts and foreign currency option contracts for other than trading purposes in order to manage its exposure to foreign exchange rates associated with short-term operating receivables of a Canadian subsidiary that are payable by the Company’s U.S. operations. The terms of these contracts are generally less than a year. Changes in the fair value of such contracts are reported in earnings in the period the value of the contract changes. The net gain or loss upon settlement and the remaining change in fair value is recorded as a component of other income (expense). The aggregate fair market value of the foreign currency option contract outstanding at December 31, 2004 and 2003 was $(87) thousand and $200 thousand, respectively, all of which was included in prepaid and other current assets in the Company’s consolidated balance sheet as of December 31, 2004 and 2003. During 2004 and 2003, the Company recognized a corresponding net loss and gain, respectively, related to the agreements. The Company also realized a net gain of $1.5 million related to agreements initiated and settled during 2003.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KNOLL, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

(dollars in thousands, except per share data)

	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$9,052	$11,517
Customer receivables, net	92,452	91,271
Inventories	49,586	38,354
Deferred income taxes	12,240	14,338
Prepaid and other current assets	6,364	5,702

Total current assets	169,694	161,182
Property, plant, and equipment, net	150,992	154,653
Goodwill	45,408	45,101
Intangible assets, net	191,974	190,365
Other non-trade receivables	5,465	5,602
Other noncurrent assets	3,176	4,098

Total Assets	$566,709	$561,001

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$108	$81,340
Accounts payable	46,075	54,502
Income taxes payable	1,163	—
Other current liabilities	59,690	53,578

Total current liabilities	107,036	189,420
Long-term debt	392,750	299,531
Deferred income taxes	46,823	39,908
Postretirement benefits other than pension	23,513	21,149
Pension liability	7,597	8,768
International retirement obligation	5,771	5,313
Other noncurrent liabilities	4,564	5,031

Total liabilities	588,054	569,120

Stockholders’ deficit:
Common stock, $0.01 par value; authorized 200,000,000 shares; 49,475,364 shares issued and outstanding (net of 118,600 treasury shares) in 2004 and 46,306,858 shares issued and outstanding (net of 105,400 treasury shares) in 2003	495	463
Additional paid-in capital	45,275	1,937
Unearned stock grant compensation	(23,833)	—
Accumulated deficit	(55,925)	(12,068)
Accumulated other comprehensive income	12,643	1,549

Total stockholders’ deficit	(21,345)	(8,119)

Total Liabilities and Stockholders’ Deficit	$566,709	$561,001

See accompanying notes to the consolidated financial statements.

KNOLL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

(dollars in thousands, except per share data)

	2004	2003	2002
Sales	$706,390	$697,246	$773,263
Cost of sales	465,379	460,911	492,902

Gross profit	241,011	236,335	280,361
Selling, general, and administrative expenses	169,706	149,739	156,314

Operating income	71,305	86,596	124,047
Interest expense	19,452	20,229	26,541
Other (expense) income, net	(5,316)	(2,473)	2,933

Income before income tax expense	46,537	63,894	100,439
Income tax expense	19,793	27,545	40,667

Net income	$26,744	$36,349	$59,772

Earnings per share:
Basic	$.58	$.78	$1.29
Diluted	$.55	$.75	$1.23
Weighted-average shares outstanding:
Basic	46,353,253	46,317,530	46,345,714
Diluted	48,319,483	48,414,374	48,474,648

See accompanying notes to the consolidated financial statements.

KNOLL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

(dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Unearned Stock Grant Compensation	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
Balance at January 1, 2002 (46,363,658 shares)	$463	$2,975	$—	$(108,189)	$(17,549)	$(122,318)
Net income	—	—	—	59,772	—	59,772
Foreign currency translation adjustment	—	—	—	—	2,568	2,568
Minimum pension liability (net of income tax effect of $1,766)	—	—	—	—	(2,651)	(2,651)

Total comprehensive income						59,689

Purchase of common stock (27,600 shares)	—	(494)	—	—	—	(494)

Balance at December 31, 2002	$463	$2,463	$—	$(48,417)	$(17,632)	$(63,123)
Net income	—	—	—	36,349	—	36,349
Foreign currency translation adjustment	—	—	—	—	18,980	18,980
Minimum pension liability (net of income tax effect of $133)	—	—	—	—	201	201

Total comprehensive income						55,530

Purchase of common stock (29,200 shares)	—	(526)	—	—	—	(526)

Balance at December 31, 2003	$463	$1,937	$—	$(12,068)	$1,549	$(8,119)
Net income	—	—	—	26,744	—	26,744
Foreign currency translation adjustment	—	—	—	—	8,501	8,501
Unrealized gain on derivatives (net of income tax effect of $101)	—	—	—	—	150	150
Minimum pension liability (net of income tax effect of $1,629)	—	—	—	—	2,443	2,443

Total comprehensive income						37,838

Shares issued for consideration:
Exercise of stock options, including tax benefit of $5,501 (1,581,706 shares)	16	19,574	—	—	—	19,590
Shares issued under stock incentive plan (1,600,000 shares)	16	23,984	(24,000)	—	—	—
Earned stock grant compensation	—	—	167	—	—	167
Cash dividend ($1.525 per share)	—	—	—	(70,601)	—	(70,601)
Purchase of common stock (13,200 shares)	—	(220)	—	—	—	(220)

Balance at December 31, 2004 (49,475,364 shares)	$495	$45,275	$(23,833)	$(55,925)	$12,643	$(21,345)

See accompanying notes to the consolidated financial statements.

KNOLL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

(in thousands)

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$26,744	$36,349	$59,772
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	20,080	28,217	28,768
Amortization of intangible assets	1,692	1,382	1,424
Loss on early extinguishment of debt	—	1,151	1,940
Write-off of deferred financing fees	2,518	—	—
Foreign currency loss	2,944	6,509	27
Proceeds from settlement of foreign currency contracts	—	1,484	—
Proceeds from termination of interest rate swap agreements	—	4,770	—
Premium paid for interest rate cap agreement	(425)	—	—
Tax benefit from exercise of stock options	5,501	—	—
Other noncash items	102	(6,388)	(4,690)
Changes in assets and liabilities:
Customer receivables	299	3,117	9,832
Inventories	(9,932)	11,505	13,404
Accounts payable	(9,847)	(5,132)	(4,014)
Current and deferred income taxes	8,125	1,217	10,462
Other current assets	2,503	920	(1,493)
Other current liabilities	7,883	(15,894)	(23,501)
Other noncurrent assets and liabilities	2,116	9,768	3,435

Cash provided by operating activities	60,303	78,975	95,366

CASH FLOWS FOR INVESTING ACTIVITIES
Capital expenditures	(13,131)	(9,722)	(18,114)
Proceeds from sale of assets	—	235	37
Purchase of license agreement	—	(630)	—

Cash used in investing activities	(13,131)	(10,117)	(18,077)

CASH FLOWS FOR FINANCING ACTIVITIES
(Repayment) proceeds from revolving credit facility, net	(223,750)	49,750	7,000
Proceeds from issuance of long term debt	425,000	—	—
Repayment of long-term debt	(189,354)	(121,086)	(102,570)
Deferred financing fees	(5,819)	—	—
Premium paid for early extinguishment of debt	—	(1,037)	(1,813)
Payment of dividend	(70,601)	—	—
Purchase of common stock	(220)	(526)	(494)
Net proceeds from issuance of common stock	13,216	—	—

Cash used in financing activities	(51,528)	(72,899)	(97,877)

Effect of exchange rate changes on cash and cash equivalents	1,891	2,685	1,248

Decrease in cash and cash equivalents	(2,465)	(1,356)	(19,340)

Cash and cash equivalents at beginning of year	11,517	12,873	32,213

Cash and cash equivalents at end of year	$9,052	$11,517	$12,873

See accompanying notes to the consolidated financial statements.

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

1. NATURE OF OPERATIONS

Knoll, Inc. and its subsidiaries (the “Company” or “Knoll”) are engaged in the design, manufacture and sale of office furniture products and accessories, focusing on the middle to high-end segments of the contract furniture market. The Company has operations in the United States (“U.S.”), Canada and Europe and sells its products primarily through its direct sales representatives and independent dealers.

The Company’s Registration Statement (SEC File No. 333-118901) for its initial public offering was declared effective by the Securities and Exchange Commission on December 13, 2004. The Company’s common stock commenced trading on the New York Stock Exchange on December 14, 2004 under the trading symbol “KNL”. The Company sold 12,702,150 shares of common stock at an initial public offering price of $15.00 per share. The shares in the offering were offered by Warburg, Pincus Ventures, L.P., Knoll’s principal stockholder, and by certain current and former employees of Knoll. The number of shares sold included 1,656,802 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional securities.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with maturities of three months or less at the date of purchase.

Revenue Recognition and Accounts Receivable

Revenue from the sale of products is recognized upon transfer of title to the client, which occurs at the time of shipment.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its clients and dealers to make required payments. The allowance is determined through an analysis of the aging of accounts receivable and assessments of risk that are based on historical trends and an evaluation of the impact of current and projected economic conditions. The Company evaluates the past-due status of its trade receivables based on the contractual terms of sale. If the financial condition of the Company’s clients and dealers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Accounts receivable are charged off against the allowance for doubtful accounts when the Company determines that recovery is unlikely. Losses have been consistent with the Company’s expectations.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, Plant, Equipment and Depreciation

Property, plant, and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The useful lives are as follows: 45 years for buildings and 3 to 12 years for machinery and equipment.

Intangible Assets

Intangible assets consist of goodwill, trademarks and deferred financing fees. Goodwill is recorded at the amount by which cost exceeds the net assets of acquired businesses, and all other intangible assets are recorded at cost.

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires the Company to annually, or more frequently if deemed necessary, compare the estimated fair value of the defined reporting unit to the reported carrying amount of the reporting unit. If the fair market value is less than the carrying value, goodwill may be impaired, and will be written down to its estimated fair market value, if necessary. In adopting the above Standard, the Company assigned an indefinite useful life to its trademarks and discontinued the amortization of both its goodwill and trademarks.

The Company has identified North America and Europe as its two reporting units and all of the Company’s goodwill is in North America. The Company completed the transitional goodwill impairment test as of January 1, 2002 and its annual impairment tests as of October 1 of each year thereafter. The first step of the goodwill impairment test was performed, as prescribed by SFAS 142, to identify potential impairment. This first step included estimating the fair value of the reporting unit to which the Company’s goodwill is attributable and comparing that fair value to the carrying amount of the reporting unit. Fair value was estimated using discounted cash flows and comparable company market multiples. Step one yielded a fair value that exceeded the carrying amount of each reporting unit. As a result, goodwill was considered not impaired.

The annual impairment test of trademarks is completed as of October 1 of each year and the transitional impairment testing was completed as of January 1, 2002. It was determined that no impairment existed based on the impairment tests for each year through 2004. The fair value of the trademarks was estimated using a discounted cash flow method.

The Company continues to amortize its deferred financing fees over the life of the respective debt.

Shipping and Handling

Amounts billed to clients for shipping and handling of products are classified as sales in the consolidated statements of operations. Costs incurred by the Company for shipping and handling are classified as cost of sales.

Research and Development Costs

Research and development expenses, which are expensed as incurred, were $12.8 million for 2004, $9.3 million for 2003, and $9.7 million for 2002.

Income Taxes

Deferred tax assets and liabilities are recognized for the future income tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respective tax bases and are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse.

Derivative Financial Instruments

The Company uses derivative financial instruments, to reduce its exposure to adverse fluctuations in foreign currency exchange and interest rates. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, on the date a derivative instrument is entered into, the Company designates the derivative as (i) a fair value hedge, (ii) a cash flow hedge, (iii) a hedge of a net investment in a foreign operation, or (iv) a risk management instrument not eligible for hedge accounting. The Company recognizes all derivatives on the consolidated balance sheet at fair value. The interest rate swap agreement entered into in October 2004 (see further discussion in Note 12) was classified as a cash flow hedge and as such the effective portion of the change in the value of the contract is recorded in other comprehensive income, net of tax, and reclassified into earnings in the period or periods during which the hedged transactions affect earnings. Any ineffective portion of the change in the value of the contracts is immediately recognized in earnings. The interest rate cap agreement, also entered into in October 2004, was not considered to be a highly effective hedge, and thus, the change in the value of the contract is recognized immediately in earnings. All derivatives in effect during 2003 and 2002 were classified as risk management instruments not eligible for hedge accounting. Changes in the fair value of derivatives classified as risk management instruments not eligible for hedge accounting are reported in earnings in the period the value of the contract changes.

Foreign Currency Translation

Results of foreign operations are translated into U.S. dollars using average exchange rates during the period, while assets and liabilities are translated into U.S. dollars using exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded in accumulated other comprehensive income. As of December 31, 2004 and 2003, the accumulated foreign currency translation adjustments included in other comprehensive income amounted to $12,500,000 and $3,999,000, respectively.

Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than the functional currency are included in income in the period in which the change occurs.

Stock-Based Compensation

At December 31, 2004, the Company has three stock incentive plans, which are described more fully in Note 19. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), encourages entities to record compensation expense for stock-based employee compensation plans at fair value but provides the option of measuring compensation expense using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The Company accounts for stock-based compensation in accordance with APB 25. No stock-based employee compensation cost related to the three stock incentive plans is reflected in net income, as all options granted under those plans had an exercise price equal to the fair value of the underlying common stock on the date of grant.

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Twelve Months Ended December 31,
	2004	2003	2002
	(in thousands except per share data)
Net income, as reported	$26,744	$36,349	$59,772
Add:
Earned stock grant compensation	167	—	—
Other stock-based compensation expense (income)	747	(363)	138
Deduct:
Total stock-based employee compensation expense determined under fair-value-based method, net of related tax effects	(2,540)	(1,867)	(4,216)

As adjusted net income	$25,118	$34,119	$55,694

Earnings per share:
Basic—as reported	$.58	$.78	$1.29

Diluted—as reported	$.55	$.75	$1.23

Basic—as adjusted	$.54	$.74	$1.20

Diluted—as adjusted	$.52	$.70	$1.15

The weighted average per share fair value of options was $4.07 for 2004 grants and $5.23 for 2002 grants. There were no options granted in 2003.

The fair value of the options and stock purchase rights was estimated at the date of grant using (i) a Black-Scholes option pricing model for grants made prior to March 24, 1999 and (ii) a minimum value method for grants made on or subsequent to March 24, 1999. The following assumptions were used for the Black-Scholes model in 1999: risk-free interest rate of 6.5%, dividend yield of zero, expected volatility of the market price of the common stock of 35.0% and weighted average expected lives of 7 years for the options and 3 months for the stock purchase rights. Under the minimum value method, the Company used the following assumptions: risk-free interest rate of 4.8% in 2004 and 4.9% in 2002; dividend yield of zero in 2004 and 2002; and weighted average expected lives of 7 years in 2004 and 2002. Volatility was not considered under the minimum value method. The estimated fair value of the options was amortized to expense over the vesting period of the options for purposes of determining as adjusted net income.

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax are as follows (in thousands):

	Beginning Balance	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Ending Balance
December 31, 2002
Minimum pension liability	$—	$(4,417)	$1,766	$(2,651)	$(2,651)
Foreign currency translation adjustment	(17,549)	2,568	—	2,568	(14,981)

Accumulated other comprehensive (loss) income, net of tax	$(17,549)	$(1,849)	$1,766	$(83)	$(17,632)

December 31, 2003
Minimum pension liability	$(2,651)	$334	$(133)	$201	$(2,450)
Foreign currency translation adjustment	(14,981)	18,980	—	18,980	3,999

Accumulated other comprehensive (loss) income, net of tax	$(17,632)	$19,314	$(133)	$19,181	$1,549

December 31, 2004
Minimum pension liability	$(2,450)	$4,072	$(1,629)	$2,443	$(7)
Foreign currency translation adjustment	3,999	8,501	—	8,501	12,500
Unrealized gain (loss) on derivative	—	251	(101)	150	150

Accumulated other comprehensive income (loss), net of tax	$1,549	$12,824	$(1,730)	$11,094	$12,643

Earnings per Share

Basic earnings per share excludes the dilutive effect of common shares that could potentially be issued, due to the exercise of stock options, and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share include the effect of shares and potential shares issued under the stock incentive plans.

	Twelve Months Ended December 31,
	2004	2003	2002
	(in thousands)
Weighted average shares of common stock outstanding—basic	46,353	46,318	46,346
Potentially dilutive shares resulting from stock plans	1,966	2,096	2,129

Weighted average common shares—diluted	48,319	48,414	48,475

Antidilutive options not included in the weighted average common shares-diluted calculation	1,590	1,005	1,075

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of certain assets, liabilities, revenues and expenses and the disclosure of certain contingent assets and liabilities. Actual results may differ from such estimates.

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 introduces a new consolidation model that determines control (and consolidation) based on potential variability in gains and losses of the entity being evaluated for consolidation. In December 2003, the FASB issued FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues. The consolidation requirements did not have an effect on the Company’s financial statements.

In the fourth quarter of 2003, Congress passed the Medicare Prescription Drug Act of 2003, which authorized Medicare to provide prescription drug benefits to retirees. To encourage employers to retain or provide postretirement drug benefits for their Medicare-eligible employees, beginning in 2006, the federal government will begin to make subsidy payments to employers who sponsor postretirement benefit plans under which retirees receive prescription drug benefits that are “actuarially equivalent” to the prescription drug benefits provided under Medicare. In May 2004, FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP No. 106-2”), was issued which provides guidance on accounting for the effects of the new Medicare legislation. Adoption of FSP No. 106-2, which was effective in the third quarter of 2004, did not materially impact Knoll’s consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions on January 1, 2006. The Company is currently evaluating the impact of SFAS 151 on its consolidated financial statements.

In December 2004, the FASB issued a revision of SFAS No. 123, “Share-Based Payment” (“SFAS 123(R)”), which supersedes SFAS No. 123 and APB Opinion No. 25. This statement focuses primarily on transactions in which an entity obtains employee services in exchange for share-based payments. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Under SFAS 123(R), a public entity generally is required to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award, with such cost recognized over the applicable vesting period. In addition, SFAS 123(R) requires an entity to provide certain disclosures in order to assist in understanding the nature of share-based payment transactions and the effects of those transactions on the financial statements. The provisions of SFAS 123(R) are required to be applied as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. As such, the Company is required to adopt the provisions of SFAS 123(R) at the beginning of the third quarter in 2005. Under SFAS No. 123(R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adoption of SFAS No. 123(R), while the retrospective method would record compensation expense for all unvested stock options beginning with the first period presented. The Company is currently evaluating the requirements of SFAS 123(R) and expects that adoption of SFAS No. 123(R) will have a material impact on the Company’s consolidated financial position and results of operations. Since the Company has not yet determined the method of adoption or its effect, it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123 included above.

3. CUSTOMER RECEIVABLES

Customer receivables are presented net of an allowance for doubtful accounts of $7,372,000 and $7,468,000 at December 31, 2004 and 2003, respectively. Management performs ongoing credit evaluations of its clients and generally does not require collateral. As of December 31, 2004 and 2003, the U.S. government and agencies thereof, represented approximately 18.8% and 23.2%, respectively, of gross customer receivables.

4. INVENTORIES

	2004	2003
	(in thousands)
Raw materials	$23,427	$20,125
Work in process	6,129	5,893
Finished goods	20,030	12,336

Inventories	$49,586	$38,354

Inventory reserves for obsolescence and other estimated losses were $6,347 and $6,559 at December 31, 2004 and 2003, respectively.

5. PROPERTY, PLANT, AND EQUIPMENT

	2004	2003
	(in thousands)
Land and buildings	$87,334	$80,334
Machinery and equipment	277,978	268,942
Construction in progress	6,397	5,784

Property, plant and equipment	371,709	355,060
Accumulated depreciation	(220,717)	(200,407)

Property, plant and equipment, net	$150,992	$154,653

6. INTANGIBLE ASSETS

Information regarding the Company’s goodwill and other intangible assets follows (in thousands):

	2004			2003
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Unamortizable intangible assets:
Goodwill	$53,766	$(8,358)	$45,408	$53,351	$(8,250)	$45,101
Trademarks	219,900	(32,069)	187,831	219,900	(32,069)	187,831

Amortizable intangible assets:
Deferred financing fees	4,297	(154)	4,143	8,098	(5,564)	2,534

Total	$277,963	$(40,581)	$237,382	$281,349	$(45,883)	$235,466

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 30, 2004, the Company executed a second amendment to its existing senior credit facility. As a result, approximately $1,522,000 of deferred financing fees were recorded. However, on September 30, 2004, the Company terminated its previously existing senior credit facility and entered into a new senior secured credit facility. As a result of this transaction, approximately $2,518,000 of deferred financing fees, net of accumulated amortization of $7,102,000 were written off and approximately $4,297,000 of new deferred financing fees were recorded.

The Company recorded amortization of deferred financing fees of approximately $1,692,000 for the year ended December 31, 2004 and approximately $1,382,000 and $1,424,000 for the years ended December 31, 2003 and 2002. This amortization was recorded as a component of interest expense. The Company estimates that it will record amortization expense of approximately $614,000 for each of the succeeding five fiscal years.

7. OTHER CURRENT LIABILITIES

	2004	2003
	(in thousands)
Accrued employee compensation	$29,271	$23,160
Accrued product warranty	5,019	5,647
Accrued pension costs	6,962	6,251
Accrued group insurance	2,371	3,207
Deferred rent	3,205	—
Accrued freight	1,989	2,808
Other	10,873	12,505

Other current liabilities	$59,690	$53,578

8. INDEBTEDNESS

The Company’s long-term debt is summarized as follows:

	2004	2003
	(in thousands)
Term loans, variable rate (5.34% at December 31, 2004 and 2.515% at December 31, 2003), due through 2011	$392,000	$156,250
Revolving loans, variable rate (2.515%-4.375% at December 31, 2003)	—	223,750
Other	858	871

	392,858	380,871
Less current maturities	(108)	(81,340)

Long-term debt	$392,750	$299,531

Senior Subordinated Notes

On March 28, 2003, the Company redeemed the remaining principal amount ($57,250,000) of its 10.875% Senior Subordinated Notes due 2006 at a redemption price of 101.812% of principal amount, plus accrued interest. The redemption was funded with borrowings under the senior revolving credit facility. The Company recorded a loss on the early extinguishment of debt of $1,151,000.

On April 30, 2002, the Company redeemed $50,000,000 aggregate principal amount of the Senior Subordinated Notes at 103.625% of principal amount. The Company recorded a loss on the early extinguishment of debt of $1,940,000.

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Term and Revolving Loans

On September 30, 2004, the Company terminated its previously existing senior credit facility and entered into a new $488 million senior secured credit facility consisting of a $425 million term loan and a $63 million revolving credit line. The Company used the proceeds of the term loan to repay amounts outstanding under the previously existing senior credit facility, plus accrued interest, totaling $355.2 million and to pay transaction costs associated with the new credit facility of $3.9 million. In addition, the proceeds from the borrowing funded a $70.6 million dividend to the Company’s stockholders (see Note 9).

The $425 million term loan is subject to a 0.25% quarterly principal amortization equal to $1.0625 million per quarter with the remaining principal due on September 30, 2011. As of December 31, 2004, $392.0 million remains outstanding following the Company’s prepayment of approximately $32.0 million of principal. Terms of the credit agreement require optional prepayments to be applied first in chronological order to the installments of principal scheduled to be paid within 12 months after such prepayment and secondly prorata against the remaining scheduled installments of principal. Obligations under the credit facility are secured by substantially all of the Company’s assets, including the capital stock of the Company. Borrowings under the credit agreement bear interest at a floating rate based, at the Company’s option, upon (i) a LIBOR rate plus an applicable percentage or (ii) the greater of the federal funds rate plus 0.5% or the prime rate, plus an applicable percentage. Under the terms of the credit facility, the Company is required to prepay certain principal in the event of any termination of all the Revolving Credit Commitments.

The senior credit agreement contains a letter of credit subfacility that allows for the issuance of up to $15,000,000 in letters of credit and a swing-line loan subfacility that allows for the issuance of up to $10,000,000 in swing-line loans. The amount available for borrowing under the revolving credit facility is reduced by the total outstanding letters of credit and swing-line loans. At December 31, 2004, the Company had $5,641,000 of letters of credit outstanding, no outstanding borrowings under the revolving credit facility and approximately $57,359,000 available for borrowing under the revolving credit facility. The letters of credit have expiration dates of May 30, 2005 and December 31, 2005, both with auto-renewal provisions, and October 31, 2005.

The Company pays a commitment fee initially through March 31, 2005 of 0.50% of the unused portion of the revolving credit facility. After March 31, 2005, the commitment fee will depend on the Company’s leverage ratio, ranging from 0.375% to 0.50%, on the unused portion of the revolving credit facility. In addition, the Company is required to pay a letter of credit fee of 2.50% through March 31, 2005 and thereafter ranging from 2.00% to 2.50%, depending on the Company’s leverage ratio and an issuing lender fee equal to 0.25% on the amount available to be drawn under letters of credit.

The credit agreement subjects the Company to various affirmative and negative covenants. Among other things, the covenants limit the Company’s ability to incur additional indebtedness, declare or pay annual dividends in an amount exceeding $11,432,000, purchase Company stock and require the Company to maintain certain financial ratios with respect to funded debt leverage and interest coverage. The credit agreement specifically allowed for payment of the 2004 dividend (see further discussion in Note 9). The Company was in compliance with the credit agreement covenants at December 31, 2004.

In October 2004, as required by the Company’s new credit facility, the Company entered into an interest rate swap agreement and an interest rate cap agreement for purposes of managing its risk in market interest rate fluctuations. These agreements hedge interest rate risk on a notional amount of approximately $212.5 million of the Company’s borrowings under the new credit facility. See further discussion at Note 12.

The Company also has several revolving credit agreements with various European financial institutions. These credit agreements provide credit primarily for overdraft and working capital purposes. As of December 31,

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2004, total credit available under such agreements was approximately $11,369,000. There is currently no expiration date on these agreements. The interest rates on borrowings are variable and are based on the monetary market rate that is linked to each country’s prime rate. As of December 31, 2004, the Company had $1,064,000 outstanding under the European credit facilities.

Interest Paid

During 2004, 2003 and 2002, the Company made interest payments including amounts paid related to the Company’s interest rate collar swap and cap agreements totaling $17,081,000, $20,606,000, and $26,577,000, respectively.

Maturities

Aggregate maturities of the Company’s indebtedness as of December 31, 2004 are as follows (in thousands):

2005	$108
2006	4,083
2007	4,087
2008	4,092
2009	4,096
Subsequent years	376,392

$392,858

9. DIVIDENDS

On September 27, 2004, the Company’s Board of Directors declared a $1.525 per share cash dividend payable to stockholders of record as of that date resulting in total dividends of $70.6 million.

10. PREFERRED STOCK

The Company’s Certificate of Incorporation authorizes the issuance of 10,000,000 shares of preferred stock with a par value of $1.00 per share. Subject to applicable laws, the Board of Directors is authorized to provide for the issuance of preferred shares in one or more series, for such consideration and with designations, powers, preferences and relative, participating, optional or other special rights and the qualifications, limitations or restrictions thereof, as shall be determined by the Board of Directors. There was no Preferred Stock outstanding as of December 31, 2004 and 2003.

11. STOCK SPLIT

On November 14, 2004, a two-for-one stock split of the Company’s common stock was authorized by the Company’s Board of Directors. The stock split was effective December 13, 2004. All references in the consolidated financial statements to common shares, common stock options, common share prices and per share amounts have been adjusted retroactively for all periods presented to reflect this split. In connection with this split, the Company’s Board of Directors also approved an increase in the number of authorized shares of common stock from 100 million shares to 200 million shares. The Company’s authorized preferred shares and per share amounts are not impacted by the stock split.

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses derivative financial instruments, to reduce its exposure to adverse fluctuations in foreign currency exchange and interest rates.

Interest Rate Collar and Swap Agreements

In February 2001, the Company negotiated modifications to its existing interest rate collar agreements that increased the aggregate notional principal amount from $135.0 million to $200.0 million, decreased the weighted average minimum rate from 5.64% to 5.12%, and extended the termination date to February 2004. Such agreement effectively set agreed-upon maximum and minimum rates on a notional principal amount and utilized the London Interbank Offered Rate (“LIBOR”) as a variable-rate reference.

In May 2002, the Company entered into two interest rate swap agreements that effectively converted the fixed rate floor on the Company’s interest rate collar agreements to a floating rate of interest. Under the interest rate swap agreements, the Company received a fixed rate of interest of 5.12% and paid a variable rate of interest equal to the three-month LIBOR, as determined on the last day of each quarterly settlement period, plus 1.35% on an aggregate notional principal amount of $200.0 million. On March 11, 2003, the Company terminated its two interest rate swap agreements for cash proceeds of $4,770,000, recognizing a loss of $758,000.

In October 2004, as required by the Company’s new credit facility, the Company entered into an interest rate swap agreement and an interest rate cap agreement for purposes of managing its risk in market interest rate fluctuations. These agreements hedge interest rate risk on a notional amount of approximately $212.5 million of the Company’s borrowings under the new credit facility. Under the interest rate swap agreement, the Company pays a fixed rate of interest of 3.010% and receives a variable rate of interest equal to three-month LIBOR, as determined on the last day of each quarterly settlement period on an aggregated notional principal amount of $50.0 million. Changes in the fair value of interest rate swap agreement are recorded in the period the value of the contract changes. The net amount paid or received upon quarterly settlements is recorded as an adjustment to interest expense, while the change in fair value is recorded as a component of accumulated other comprehensive income in the equity section of the balance sheet. The interest rate cap agreement sets a maximum interest rate on a notional amount and utilizes LIBOR as a variable-rate reference. Under the new cap agreement, the Company paid a premium of $425,000 for a cap rate of 4.250% on $162.5 million of the Company’s borrowings under the new credit facility. Because the interest rate cap did not offset the change in cash flows related to the interest payments on the debt, the interest rate cap agreement is considered ineffective and the change in fair value of the contract is reported in earnings in the period the value of the contract changes as a component of other income (expense). Both the interest rate swap agreement and the interest rate cap agreement mature on September 30, 2006.

The aggregate fair market value of the interest rate hedge agreements as of December 31, 2004 was $526 thousand. The fair value of the interest rate agreements is included in other non-current assets in the Company’s consolidated balance sheet as of December 31, 2004. During 2004, the Company recognized an aggregate net gain related to the agreements of $121 thousand, of which $966 thousand was recorded as interest expense, $695 thousand was recorded as a component of other income (expense) in the Company’s consolidated statement of operations, and $150 thousand was recorded as other comprehensive income in the Company’s consolidated statement of changes in stockholder’s equity. The aggregate fair market value of the interest rate collars as of December 31, 2003 was ($2.1 million), all of which was included in other current liabilities in the Company’s consolidated balance sheet as of December 31, 2003. During 2003, the Company recognized an aggregate net gain related to the agreements of $720 thousand, of which $6.56 million was recorded as interest expense and $7.28 million was recorded as a component of other income in the Company’s consolidated statement of

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operations. The aggregate fair value of the interest rate collar and swap agreements as of December 31, 2002 was ($3.7 million), of which $7.7 million was recorded as a current liability, $5.7 million was recorded as a current asset and $1.7 million was recorded as a noncurrent liability in the Company’s consolidated balance sheet as of December 31, 2002. During 2002, the Company recognized an aggregate net gain related to these agreements of $.5 million, of which $4.4 million was recorded as interest expense and $4.9 million was recorded as a component of other income in the Company’s consolidated statement of operations.

The Company will continue to review its exposure to interest rate fluctuations and evaluate whether it should manage such exposure through derivative transactions.

Foreign Currency Contracts

From time to time, the Company enters into foreign currency forward exchange contracts and foreign currency option contracts to manage its exposure to foreign exchange rates associated with short-term operating receivables of a Canadian subsidiary that are payable by the U.S. operations. The terms of these contracts are generally less than a year. Changes in the fair value of such contracts are reported in earnings in the period the value of the contract changes. The net gain or loss upon settlement and the remaining change in fair value is recorded as a component of other income (expense).

The aggregate fair market value of the foreign currency option contract outstanding at December 31, 2004 and 2003 was $(87) thousand and $200 thousand, respectively, all of which was included in prepaid and other current assets in the Company’s consolidated balance sheet as of December 31, 2004 and 2003. During 2004 and 2003, the Company recognized a corresponding net loss and gain, respectively, related to the agreements. The Company also realized a net gain of $1.5 million related to agreements initiated and settled during 2003.

13. CONTINGENT LIABILITIES AND COMMITMENTS

The Company is currently involved in matters of litigation, including environmental contingencies, arising in the ordinary course of business. The Company accrues for such matters when expenditures are probable and reasonably estimable. Management is of the opinion that such litigation, either individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

The Company offers a warranty for all of its products. The specific terms and conditions of those warranties vary depending upon the product sold. The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s liability include historical product-failure experience and estimated repair costs for identified matters for each specific product category. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Adjustments to recorded reserves for pre-existing warranties are not material for each period presented.

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the Company’s warranty reserve during the years ended December 31, 2004, 2003, and 2002 are as follows:

	2004	2003	2002
	(in thousands)
Balance, beginning of the year	$5,647	$7,110	$8,113
Provision for warranty claims	6,127	4,729	4,452
Warranty claims paid	(6,809)	(6,070)	(5,457)
Exchange rate impact	54	(122)	2

Balance, end of the year	$5,019	$5,647	$7,110

The Company is currently involved in various agreements in which it guarantees a percentage of the contract value between certain clients and a financing company. Under the terms of the agreements, the Company is liable for the guaranteed amount upon nonpayment by the client. As of December 31, 2004, the arrangements have expiration dates that range from 2005 to 2008 and the Company has recorded a liability of $535,000, which is the maximum potential liability under these guarantees. No recourse provisions or collateral exists which would allow the Company to recover amounts paid.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (“Statement 143”), “Accounting for Asset Retirement Obligations”. The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The Company adopted Statement 143 on January 1, 2003 and recorded an asset retirement obligation of $390,000 related to the removal of leasehold improvements that have been made to one of the Company’s manufacturing and distribution centers. Such improvements must be removed upon termination of the lease agreement. As of December 31, 2004, the fair value of that obligation is $440,000.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of cash and cash equivalents, accounts receivable, and accounts payable, approximate their carrying amounts due to their immediate or short-term periods to maturity. The stated interest rates on the Company’s long-term debt approximates market rates for debt instruments with similar terms and maturities, and accordingly, the fair value of the Company’s long-term debt, described in Note 8, approximates its carrying amount. The derivative instruments described in Note 12, are recorded at fair value as estimated by the dealer.

15. INCOME TAXES

Income (loss) before income tax expense consists of the following:

	2004	2003	2002
	(in thousands)
U.S. operations	$43,748	$67,024	$96,775
Foreign operations	2,789	(3,130)	3,664

	$46,537	$63,894	$100,439

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income tax expense is comprised of the following:

	2004	2003	2002
	(in thousands)
Current:
Federal	$10,141	$11,817	$20,452
State	2,399	3,202	4,773
Foreign	1,221	857	2,296

Total current	13,761	15,876	27,521

Deferred:
Federal	4,651	9,698	10,436
State	956	1,914	2,437
Foreign	425	57	273

Total deferred	6,032	11,669	13,146

Income tax expense	$19,793	$27,545	$40,667

Income taxes paid, net of refunds received, by the Company during 2004, 2003, and 2002 totaled $6,407,000, $19,032,000, and $30,242,000, respectively.

The following table sets forth the tax effects of temporary differences that give rise to the deferred tax assets and liabilities:

	2004	2003
	(in thousands)
Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts	$2,574	$2,876
Inventories	2,109	2,395
Net operating loss carryforwards	15,361	16,229
Obligation for postretirement benefits other than pension	9,660	8,920
Accrued liabilities and other items	12,546	14,615

Gross deferred tax assets	42,250	45,035
Valuation allowance	(15,994)	(17,033)

Net deferred tax assets	26,256	28,002

Deferred tax liabilities:
Intangibles, principally due to differences in amortization	42,055	35,744
Plant and equipment, principally due to differences in depreciation and assigned values	18,784	17,828

Gross deferred tax liabilities	60,839	53,572

Net deferred tax liabilities	$(34,583)	$(25,570)

As of December 31, 2004, the Company had net operating loss carryforwards totaling approximately $45,209,000 in various foreign tax jurisdictions, of which $549,000 expire in 2007, $254,000 in 2008, $498,000 in 2009, $940,000 in 2010, $836,000 in 2011 and $42,132,000 may be carried forward for an unlimited time.

Future tax benefits recognized through reductions of the valuation allowance for net operating loss carryforwards that existed as of February 29, 1996, the date the Company was formed, will generally reduce

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

goodwill. The Company provides a valuation allowance against net foreign deferred tax assets due to the uncertainty that they can be realized.

The following table sets forth a reconciliation of the statutory federal income tax rate to the effective income tax rate:

	2004	2003	2002
Federal statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) in the tax rate resulting from:
State taxes, net of federal effect	5.1	5.4	4.7
Effect of tax rates of other countries	0.3	0.1	(0.3)
Non-deductible IPO expense	2.2	—	—
Other	(0.1)	2.6	1.1

Effective tax rate	42.5%	43.1%	40.5%

The Company has not made provisions for U.S. federal and state income taxes as of December 31, 2004 on $55,991,000 of foreign earnings that are expected to be reinvested indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. federal and state income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of the unrecognized deferred tax liability is not practicable.

In the fourth quarter of 2004, the United States Congress passed The American Jobs Creation Act of 2004 (the Act), which introduced a new tax deduction for computing taxable profits from the sale of products manufactured in the United States and a special one-time dividends received deduction on the repatriation of certain foreign earnings upon meeting certain criteria. The Act provides for a deduction of 85% of foreign earnings that are repatriated. The deduction is available to the Company through December 31, 2005. The Company is currently evaluating the provisions of the Act for purposes of determining whether or not it will repatriate previously unremitted foreign earnings in Canada, and whether or not such repatriation will meet the necessary criteria, and, therefore are unable to estimate a range of amounts that are being considered for repatriation and the related income tax effects. The Company’s evaluation is expected to be completed by June 30, 2005. No income tax expense has been recognized in the December 31, 2004 consolidated financial statements related to the provisions of the Act.

In December 2004, the FASB issued Staff Position No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP 109-1”). FSP 109-1 clarifies that the benefit of the manufacturer’s tax deduction provided by the new tax law constitutes a special deduction and not a change in tax rate. Consequently, the enactment of the Act does not affect deferred tax assets and liabilities existing at the enactment date.

16. LEASES

The Company has commitments under operating leases for certain machinery and equipment as well as manufacturing, warehousing, showroom and other facilities used in its operations. Some of the leases contain renewal provisions and generally require the Company to pay certain operating expenses, including utilities, insurance and taxes, which are subject to escalation. Total rental expense for 2004, 2003, and 2002 was $9,934,000, $10,184,000 and $10,593,000, respectively. Future minimum rental payments required under those

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operating leases that have an initial or remaining noncancelable lease term in excess of one year are as follows (in thousands):

2005	$9,936
2006	8,480
2007	7,171
2008	6,229
2009	5,257
Subsequent years	13,124

Total minimum rental payments	$50,197

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

The following table sets forth a reconciliation of the benefit obligation, plan assets and accrued benefit cost related to the pension and other postretirement benefits provided by the Company:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
	(in thousands)
Change in benefit obligation:
Benefit obligation at January 1	$73,115	$58,204	$26,419	$23,085
Service cost	8,990	8,729	871	835
Interest cost	4,550	3,967	1,619	1,533
Participant contributions	251	222	—	—
Actuarial (gain) loss	(1,923)	2,617	2,916	2,261
Benefits paid	(767)	(624)	(1,312)	(1,295)

Benefit obligation at December 31	$84,216	$73,115	$30,513	$26,419

Change in plan assets:
Fair value of plan assets at January 1	$47,582	$34,969	$—	$—
Actual return on plan assets	5,227	6,054	—	—
Employer contributions	6,038	6,961	1,312	1,295
Participant contributions	251	222	—	—
Benefits paid	(767)	(624)	(1,312)	(1,295)

Fair value of plan assets at December 31	$58,331	$47,582	$—	$—

Funded status	$(25,885)	$(25,533)	$(30,513)	$(26,419)
Unrecognized net loss	11,498	14,838	9,277	6,630
Unrecognized prior service cost (benefit)	629	705	(2,456)	(2,679)

Net amount recognized	$(13,758)	$(9,990)	$(23,692)	$(22,468)

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit cost	$(14,398)	$(14,778)	$(23,692)	$(22,468)
Intangible asset	629	705	—	—
Accumulated other comprehensive income	11	4,083	—	—

Net amount recognized	$(13,758)	$(9,990)	$(23,692)	$(22,468)

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Weighted-average assumptions used to determine benefit obligations of the Company’s pension and other postretirement benefit plans as of December 31, 2004 and 2003, are as follows:

Discount rate	6.25%
Rate of compensation increase	4.00

The following table sets forth the components of the net periodic benefit cost for the Company’s pension and other postretirement benefits plans:

	Pension Benefits			Other Benefits
	2004	2003	2002	2004	2003	2002
	(in thousands)
Service cost	$8,990	$8,729	$8,009	$871	$835	$748
Interest cost	4,550	3,967	3,231	1,619	1,533	1,479
Expected return on plan assets	(4,166)	(3,761)	(3,063)	—	—	—
Amortization of prior service cost	77	77	35	(223)	(223)	(223)
Recognized actuarial loss	356	137	—	269	161	90

Net periodic benefit cost	$9,807	$9,149	$8,212	$2,536	$2,306	$2,094

Additional Information
(Decrease) increase in minimum liability included in other comprehensive income	$(4,072)	$(334)	$4,417	$—	$—	$—

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 are as follows:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Discount rate	6.25%	6.75%	6.25%	6.75%
Expected return on plan assets	8.50	8.50	N/A	N/A
Rate of compensation increase	4.00	4.00	4.00	4.00

The expected long-term rate of return on assets is based on management’s expectations of long-term average rates of return to be earned on the investment portfolio. In establishing this assumption, management considers historical and expected returns for the asset classes in which the plan assets are invested.

As discussed in Note 2, in accordance with the Medicare Prescription Drug Act of 2003, the federal government will begin to make subsidy payments to employers who sponsor postretirement benefit plans under which retirees receive prescription drug benefits that are “actuarially equivalent” to the prescription drug benefits provided under Medicare. In May 2004, FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP No. 106-2”), was issued which provides guidance on accounting for the effects of the new Medicare legislation. Adoption of FSP No. 106-2, which was effective in the third quarter of 2004, did not materially impact our consolidated financial statements.

At December 31, 2004, the Company’s nonunion defined benefit pension plans had an accumulated benefit obligation in excess of plan assets. The accumulated benefit obligation was $59,218,000, and the fair value of the related plan assets was $46,592,000. The projected benefit obligation at December 31, 2004 was $68,297,000.

At December 31, 2003, both of the Company’s defined benefit pension plans had an accumulated benefit obligation in excess of plan assets. The accumulated benefit obligation applicable to both plans was $62,361,000,

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and the fair value of the related plan assets was $47,582,000. The projected benefit obligation for both plans at December 31, 2003 was $73,115,000.

For purposes of measuring the benefit obligation and the net periodic benefit cost as of and for the year ended December 31, 2004, respectively, associated with the Company’s other postretirement benefits plans, an 8.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2005. The rate was then assumed to decrease 1.0% per year to an ultimate rate of 5.0% for 2008 and thereafter. Increasing the assumed health care cost trend rate by 1.0% would increase the benefit obligation as of December 31, 2004 by $2,461,000 and increase the aggregate of the service and interest cost components of net periodic benefit cost for 2004 by $264,000. Decreasing the assumed health care cost trend rate by 1.0% would decrease the benefit obligation as of December 31, 2004 by $2,318,000 and decrease the aggregate of the service and interest cost components of net periodic benefit cost for 2004 by $245,000.

The Company’s pension plans’ weighted-average asset allocations as of December 31, 2004 and 2003, by asset category are as follows:

	Plan Assets at December 31
Asset Category	2004	2003
Temporary Investment Funds	1%	1%
Equity Investment Funds	62	60
Fixed Income Funds	37	39

Total	100%	100%

The Company’s pension plans’ investment policy includes an asset mix based on the Company’s risk posture. The investment policy states a target allocation of 60% equity funds and 40% fixed income funds. Inclusion of the fixed income funds is to provide growth through income and these funds should primarily invest in fixed income instruments of the U.S. Treasury and government agencies and investment-grade corporate bonds. The equity fund investments can consist of a broadly diversified domestic equity fund, an actively managed domestic equity fund and an actively managed international equity fund. The purpose of these funds is to provide the opportunity for capital appreciation, income, and the ability to diversify investments outside the U.S. equity market. Mutual funds are used as the plans’ investment vehicle since they have clearly stated investment objectives and guidelines, offer a high degree of investment flexibility, offer competitive long-term results, and are cost effective for small asset balances.

The Company expects to contribute $6,962,000 to its pension plans and $2,063,000 to its other postretirement benefit plans in 2005. Estimated future benefit payments under our pension and other postretirement plans are as follows:

	Pension Benefits	Other Benefits
	(in thousands)
2005	$997	$2,063
2006	1,213	2,082
2007	1,497	2,137
2008	1,895	2,253
2009	2,361	2,293
2010-2014	22,997	13,788

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employees of the Canadian, Belgium and United Kingdom operations participate in defined contribution pension plans sponsored by the Company. The Company’s expense related to these plans for 2004, 2003, and 2002 was $937,000, $944,000, and $721,000 respectively.

The Company also sponsors a 401(k) retirement savings plan for all U.S. employees. Under this plan, participants may defer a portion of their earnings up to the annual contribution limits established by the Internal Revenue Service. The Company matches 40.0% of participant contributions up to the first 6.0% of compensation for nonunion employees and matches 50.0% of participant contributions up to the first 6.0% of compensation for union employees. For participants who are nonunion employees, the plan provides for additional employer matching based on the achievement of certain profitability goals. The plan also provides that the Company may make discretionary contributions of common stock to participant accounts on behalf of all actively employed U.S. participants. Contributed shares of common stock are restricted from transfer or withdrawal while participants remain employed. However, upon retirement, death or termination of employment, participants must sell vested shares of common stock back to the plan or the Company, and any shares that are not vested at such time are forfeited by the participant and held by the plan. Company contributions generally vest ratably over a five-year period. A Knoll common stock fund consisting of 1,000,000 shares of common stock into which participants may invest the compensation they elect to defer was established on December 14, 2004. Participant contributions into the Knoll common stock fund will be limited to no more than 10% of their total account balance in the plan. Participant contributions in the Knoll common stock fund may be transferred into other investment alternatives and distributed in the form of shares of Knoll common stock if so invested at the time of distribution.

The Company’s total expense under the 401(k) plan was $2,915,000, $2,805,000, and $3,707,000 for 2004, 2003 and 2002, respectively.

18. LONG-TERM INCENTIVE PLAN

In 2003, the Company adopted the Knoll Inc. Long-Term Incentive Plan (LTIP). The purpose of the plan was to attract, retain, and motivate key employees of the Company and promote long-term growth and profitability. The Plan provided long-term incentives, contingent upon a change in control or upon meeting certain corporate performance goals. The plan was terminated on December 13, 2004 in connection with the Company’s initial public offering.

19. STOCK PLANS

Stock Incentive Plans

The Company sponsors three stock incentive plans under which awards denominated or payable in shares or options to purchase shares of Knoll common stock may be granted to officers, certain other key employees, directors and consultants of the Company. As of December 31, 2004, a combined maximum of 24,430,398 shares were authorized for issuance under the plans. A Stock Option Committee currently consisting of the Company’s entire Board of Directors (“Stock Option Committee”) has sole discretion concerning administration of the plans, including selection of individuals to receive awards, types of awards, the terms and conditions of the awards and the time at which awards will be granted. Options that are granted have a maximum contractual life of ten years. Grants to employees generally become partially vested one year from the date of the award agreement. On such date, 30% of the shares covered by the options become available for exercise. An additional 20% vest and become available on the second and third anniversaries and an additional 30% on the fourth anniversary. In addition, the options generally have accelerated vesting provisions upon a change of control of the Company.

On November 22, 2004, the Company’s Board of Directors passed a resolution to amend its 1999 Stock Incentive Plan to increase the number of shares of common stock authorized for issuance under that plan by 3,000,000 shares.

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In lieu of and effective upon the termination of the LTIP, the Company has granted, under the Amended and Restated 1999 Stock Incentive Plan, performance-based restricted stock awards to former LTIP participants and certain other key employees aggregating 1,600,000 shares of common stock. These awards provide for the delivery of shares of common stock to award recipients upon the satisfaction of certain vesting requirements. The restricted stock awards will vest as to one-sixth of the shares underlying each award to the extent that the average Knoll operating profit for any two-year period is equal to $100.0 million. An additional one-sixth will vest based on additional increments to operating profit of $15.0 million over such a period, with full vesting upon the achievement of $175.0 million in average operating profit over such a period. In any event, the awards will fully vest on the sixth anniversary of the date of the grant and will be subject to pro rata vesting upon a change of control of the Company, if earlier, regardless of whether the operating profit targets are met. The Company recorded the fair value of the shares on the date of grant as unearned stock grant compensation, which is a separate component of stockholders’ equity (deficit), and is recognizing compensation expense ratably over the vesting period.

The following table summarizes the Company’s stock option activity in the years indicated:

	2004		2003		2002
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year	9,617,862	$11.78	9,896,226	$11.81	8,951,468	$11.05
September 2004 adjustment to outstanding	1,088,412	11.09	—	—	—	—
Exercised	(1,581,706)	8.91	—	—	—	—
Granted	1,402,000	15.91	—	—	1,095,000	18.00
Expired	(202,490)	10.96	(95,278)	11.22	—	—
Forfeited	(11,048)	16.72	(183,086)	13.89	(150,242)	11.57

Outstanding at end of year	10,313,030	11.55	9,617,862	11.78	9,896,226	11.81

Exercisable at end of year	8,134,902	10.58	8,574,454	11.21	6,842,950	10.76

Available for future grants	1,971,924		1,696,838		1,418,474

Options were granted with an exercise price that equals the market price of a share of Knoll common stock on the date of grant, while the Company’s stock was publicly traded, or the estimated fair value of a share of Knoll common stock on the date of grant, subsequent to November 4, 1999 through December 13, 2004, when the Company’s stock was not publicly traded. Options that were granted generally vest in installments over either a four- or five-year period, beginning one year from the date of grant.

In September 2004, the Stock Option Committee approved certain adjustments to the outstanding options as well as the number of options available for grant under the stock incentive plans in response to dilution created by the cash dividend paid in September 2004. The adjustments included increasing the number of shares under option from 10,690,696 to 11,779,108, lowering the range of exercise prices from $6.74–$18.00 to $6.12–$16.34, and increasing the number of options available for future grants as of the time of adjustment from 624,004 to 687,528. These adjustments consequently increased the aggregate number of shares that are authorized for issuance under the stock incentive plans from 20,278,438 to 21,430,398. All vesting and term provisions of each award remained unchanged. No compensation expense was recognized in connection with these adjustments since (i) the adjustments were executed in response to an equity restructuring and (ii) the modifications to the awards did not increase the aggregate intrinsic value of each award and did not reduce the per share ratio of the exercise price to the market value.

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information regarding stock options outstanding and exercisable at December 31, 2004:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life		Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 6.12 – $ 8.15	1,526,608	2.85	years	$6.80	1,526,608	$6.80
$ 9.28 – $10.27	117,094	1.59		9.87	117,094	9.87
$10.74 – $10.94	5,588,656	4.16		10.78	5,588,656	10.78
$12.71 – $17.80	3,080,672	8.06		15.31	902,544	15.85

$ 6.12 – $17.80	10,313,030	5.10		11.55	8,134,902	10.58

Other Stock-Based Compensation Plans

On November 4, 1999, the Company established The Knoll Stock Ownership Award Plan, under which it may grant notional stock units to substantially all individuals employed by the Company in Canada as of the effective date of the plan. Participants vest their interest in notional stock units ratably according to years of service, with such units being 100% vested at the end of five years of service. On November 4, 1999, the Company granted a total of 109,800 notional stock units, with an estimated fair value of $14.00 per unit, to eligible employees. In September 2004 and in January 2001, the number of notional units outstanding was adjusted, in accordance with the plan provisions, in response to special cash dividends that were paid to stockholders. Compensation expense is recognized based on the estimated fair value of notional stock units and vesting provisions. Total compensation expense (income) incurred in connection with this award was $747,000 for 2004, $(363,000) for 2003 and $138,000 for 2002. Units forfeited totaled 102; 256; and 434 in 2004, 2003 and 2002, respectively.

As of December 31, 2004, approximately 123,069 notional units were outstanding and fully vested.

As discussed in Note 17, the Company may contribute shares of Knoll common stock into participant 401(k) plan accounts at its discretion. The Company contributed 300,200 shares into the 401(k) plan for substantially all individuals employed by the Company in the U.S. as of November 4, 1999. In connection with this award, the Company recognized $4,203,000 of compensation expense, which was based on a value of $14.00 per share. During 2004, 2003, and 2002 the Company repurchased 13,200; 29,200; and 27,600 of the contributed common shares, respectively, from the 401(k) plan at a weighted average price per share of $16.67 during 2004, $18.01 during 2003, and $17.90 during 2002, respectively. Such shares are held in treasury.

20. SEGMENT AND GEOGRAPHIC REGION INFORMATION

In accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” management evaluates the Company as one reporting segment in the office furniture industry. The Company is engaged worldwide in the design, manufacture and sale of office furniture products and accessories through its wholly owned subsidiaries. Throughout the world, the product offerings, the production processes, the methods of distribution, and the customers serviced are similar. The Company’s product offerings consist primarily of office furniture systems, seating, files and storage, and other specialty products. These product offerings are marketed, distributed, and managed primarily as a group of similar products on an overall portfolio basis.

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s net sales by product category are as follows:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Office Systems	$402,313	$428,555	$498,594
Specialty Products	116,570	110,078	121,293
Seating	69,038	54,597	48,821
Files and Storage	51,616	47,162	53,000
European Products	54,411	50,139	46,108
Other	12,442	6,715	5,447

	$706,390	$697,246	$773,263

The Company markets its products in the United States and internationally, with its principal international markets being Canada and Europe. The table below contains information about the geographical areas in which the Company operates. Sales to clients are attributed to the geographic areas based on the origin of sale.

	United States	Canada	Europe	Consolidated
	(in thousands)
2004
Sales to clients	$633,787	$18,192	$54,411	$706,390
Property, plant and equipment, net	103,225	33,722	14,045	150,992

2003
Sales to clients	$627,844	$19,263	$50,139	$697,246
Property, plant and equipment, net	111,213	30,448	12,992	154,653

2002
Sales to clients	$708,409	$18,746	$46,108	$773,263
Property, plant and equipment, net	128,256	25,814	11,434	165,504

A number of U.S. government agencies purchase the Company’s products through multiple contracts with the General Services Administration (“GSA”). Sales under GSA contracts amounted to $120,495,000 in 2004, $122,839,000 in 2003, and $129,288,000 in 2002.

21. QUARTERLY RESULTS (UNAUDITED)

The following tables contain selected unaudited Consolidated Statements of Operations data for each quarter for the years ended December 31, 2004 and 2003. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(in thousands, except per share data)
2004
Sales	$153,324	$178,821	$181,441	$192,804	$706,390
Gross profit	47,061	62,174	63,002	68,774	241,011
Net income	5,226	8,799	5,965	6,754	26,744
Earnings per share—basic	$.11	$.19	$.13	$.15	$.58
Earnings per share—diluted	$.11	$.18	$.12	$.14	$.55

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(in thousands, except per share data)

2003
Sales	$164,630	$177,014	$176,563	$179,039	$697,246
Gross profit	55,751	59,291	59,924	61,369	236,335
Net income	6,299	9,048	11,724	9,278	36,349
Earnings per share—basic	$.14	$.20	$.25	$.20	$.78
Earnings per share—diluted	$.13	$.19	$.24	$.19	$.75

22. OTHER (EXPENSE) INCOME

The components of other (expense) income are as follows:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Foreign exchange transaction loss	$(3,427)	$(7,733)	$(409)
Loss on termination of interest rate swap agreements	—	(758)	—
Unrealized gain on derivatives	695	7,278	4,937
Loss on early extinguishment of debt	—	(1,151)	(1,940)
Write-off of deferred financing fees	(2,517)	—	—
Other	(67)	(109)	345

Other (expense) income, net	$(5,316)	$(2,473)	$2,933

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Knoll, Inc.

We have audited the accompanying consolidated balance sheets of Knoll, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Knoll, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

January 28, 2005

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A.	CONTROLS AND PROCEDURES

With the participation of management, the Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2004, have concluded that, as of such date, the Company’s disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information relating to directors and director nominees of the registrant is incorporated by reference to the section entitled “Corporate Governance” in the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held on May 3, 2005 (the “Proxy Statement”).

The information relating to the identification of the audit committee, audit committee financial expert and director nomination procedures of the registrant is incorporated by reference to the subsection entitled “Board Meetings and Committees” under the section entitled “Corporate Governance” in the Company’s Proxy Statement.

The Company’s Board of Directors has adopted a code of ethics for all employees. For further information see subsection “Code of Ethics” under the section entitled “Corporate Governance” in the Company’s Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to the section entitled “Executive Compensation” and “Corporate Governance” in the Company’s Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is hereby incorporated by reference to the section entitled “Certain Relationships and Related Transactions” in the Company’s Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to the section entitled “Independent Auditors” in the Company’s Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of the report:

(1)	CONSOLIDATED FINANCIAL STATEMENTS (ITEM 8)

•	Consolidated Balance Sheets as of December 31, 2004 and 2003.

•	Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003, and 2002.

•	Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2004, 2003, and 2002.

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003, and 2002.

•	Notes to the Consolidated Financial Statements.

•	Report of Independent Registered Public Accounting Firm.

(2)	FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedule II—Valuation and Qualifying Accounts is filed with this Form 10-K on page S-1 of this Form 10-K. All other schedules for which provision is made in the applicable regulation of the Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)	EXHIBITS

Exhibit Number	Description
3.1(h)	Amended and Restated Certificate of Incorporation of Knoll, Inc.

3.2(h)	Amended and Restated By-Laws of Knoll, Inc.

4.1(h)	Form of Stock Certificate.

10.1(a)	Stock Purchase Agreement, dated as of December 20, 1995, by and between Westinghouse and T.K.G. Acquisition Corp.

10.2(h)	Credit Agreement, dated as of September 30, 2004, by and among Knoll, Inc., the Lenders (as defined therein), UBS AG, Stamford Branch, as Administrative Agent, and Goldman Sachs Credit Partners L.P., as Syndication Agent.

10.3(d)*	Amended and Restated Employment Agreement, dated as of January 1, 2000, between Knoll, Inc. and Burton B. Staniar.

10.4(f)*	Amendment to Employment Agreement, dated as of March 25, 2002, between Knoll, Inc. and Burton B. Staniar.

10.5(e)*	Employment Agreement, dated as of March 23, 2001, between Knoll, Inc. and Andrew B. Cogan.

10.6(h)*	Amendment No. 1 to Amended and Restated Employment Agreement, dated as of August 25, 2004, between Knoll, Inc. and Andrew B. Cogan.

10.7(e)*	Employment Agreement, dated as of March 23, 2001, between Knoll, Inc. and Kathleen G. Bradley.

10.8(h)*	Amendment No. 1 to Amended and Restated Employment Agreement, dated as of August 25, 2004, between Knoll, Inc. and Kathleen G. Bradley.

Exhibit Number	Description
10.9(h)*	Offer Letter, dated March 11, 1999, from Knoll, Inc. to Stephen A. Grover.

10.10(h)*	Offer Letter, dated July 30, 1999, from Knoll, Inc. to Arthur C. Graves.

10.11(d)	Amended and Restated Stockholders Agreement, dated as of November 4, 1999, among Knoll, Inc., Warburg, Pincus Ventures, L.P., and the signatories thereto.

10.12(h)	Amendment and Waiver to Amended and Restated Stockholders Agreement, dated as of October 1, 2004, among Knoll, Inc., Warburg, Pincus Ventures, L.P., and the signatories thereto.

10.13(d)	Amended and Restated Stockholders Agreement (Common Stock Under Stock Incentive Plans), dated as of November 4, 1999, among Knoll, Inc., Warburg, Pincus Ventures, L.P., and the signatories thereto.

10.14(h)	Amendment and Waiver to Amended and Restated Stockholders Agreement (Common Stock Under Stock Incentive Plans), dated as of September 8, 2004, among Knoll, Inc., Warburg, Pincus Ventures, L.P., and the signatories thereto.

10.15(d)*	Amended and Restated Knoll, Inc. 1996 Stock Incentive Plan.

10.16(d)*	Amended and Restated Knoll, Inc. 1997 Stock Incentive Plan.

10.17(h)*	Form of Amended and Restated Knoll, Inc. 1999 Stock Incentive Plan.

10.18(g)*	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Knoll, Inc. 1996 Stock Incentive Plan, entered into by Knoll, Inc. and certain executive officers.

10.19(g)*	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Knoll, Inc. 1997 Stock Incentive Plan, entered into by Knoll, Inc. and certain executive officers.

10.20(d)*	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Knoll, Inc. 1999 Stock Incentive Plan, entered into by Knoll, Inc. and certain executive officers.

10.21(h)*	Form of Restricted Stock Agreement under the Amended and Restated Knoll, Inc. 1999 Stock Incentive Plan.

10.22(h)	Agreement between the Knoll, Inc. Grand Rapids and United Brotherhood of Carpenters and Joiners of America Midwestern Council of Industrial Workers Local 1615, dated August 25, 2002.

10.23(h)*	Form of Director and Officer Indemnification Agreement.

10.24(h)*	Offer Letter, dated October 6, 2004, from Knoll, Inc. to John F. Maypole.

10.25(h)*	Offer Letter, dated October 6, 2004, from Knoll, Inc. to Anthony P. Terracciano.

10.26(h)*	Form of Knoll Employee Stock Purchase Plan

21(h)	Subsidiaries of Knoll, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page).

31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Executive Officer.

31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer.

32.1	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer and Chief Financial Officer.

(a)	Incorporated by reference to Knoll, Inc.’s Registration Statement on Form S-4 (File No. 333-2972), which was declared effective by the Commission on June 12, 1996.

(b)	Incorporated by reference to Knoll, Inc.’s Amendment No. 1 to Schedule 13E-3, which was filed with the Commission on September 10, 1999.

(c)	Incorporated by reference to Knoll, Inc.’s Definitive Proxy Statement on Schedule 14A, which was filed with the Commission on September 30, 1999.

(d)	Incorporated by reference to Knoll, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999.

(e)	Incorporated by reference to Knoll, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000.

(f)	Incorporated by reference to Knoll, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001.

(g)	See Exhibit 10.20. Exhibit is substantially identical to Exhibit 10.20.

(h)	Incorporated by reference to Knoll, Inc.’s Registration Statement on Form S-1 (File No. 333-118901), which was declared effective by the Commission on December 13, 2004.

*	Management Contract or Compensatory Plan or Arrangement required to be identified by Item 15(a) (3) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March 2005.

KNOLL, INC.

By:	/s/ BURTON B. STANIAR
Burton B. Staniar
Chairman of the Board

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Andrew B. Cogan and Barry L. McCabe, and each of them, his true and lawful attorneys-in-fact and agents with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ BURTON B. STANIAR Burton B. Staniar	Chairman of the Board	March 31, 2005

/s/ ANDREW B. COGAN Andrew B. Cogan	Chief Executive Officer, Knoll, Inc. and Director	March 31, 2005

/s/ KATHLEEN G. BRADLEY Kathleen G. Bradley	President and Chief Executive Officer, Knoll North America and Director	March 31, 2005

/s/ BARRY L. MCCABE Barry L. McCabe	Chief Financial Officer	March 31, 2005

/s/ JEFFREY A. HARRIS Jeffrey A. Harris	Director	March 31, 2005

/s/ SIDNEY LAPIDUS Sidney Lapidus	Director	March 31, 2005

/s/ KEWSONG LEE Kewsong Lee	Director	March 31, 2005

/s/ JOHN F. MAYPOLE John F. Maypole	Director	March 31, 2005

/s/ ANTHONY P. TERRACCIANO Anthony P. Terracciano	Director	March 31, 2005

/s/ KEVIN KRUSE Kevin Kruse	Director	March 31, 2005

SCHEDULE II

KNOLL, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

Description	Balance at Beginning of Year	Additions Charged Expenses	Charge-Offs	Other (1)	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2002	$7,450	$1,364	$1,044	$20	$7,790
Year ended December 31, 2003	7,790	1,699	2,162	141	7,468
Year ended December 31, 2004	7,468	2,427	2,582	59	7,372

Reserve for inventory valuation:
Year ended December 31, 2002	6,586	2,060	1,857	164	6,953
Year ended December 31, 2003	6,953	1,400	2,199	405	6,559
Year ended December 31, 2004	6,559	1,197	1,654	245	6,347

Valuation allowance for deferred income tax assets:
Year ended December 31, 2002	11,115	1,562	—	882	13,559
Year ended December 31, 2003	13,559	1,790	322	2,006	17,033
Year ended December 31, 2004	17,033	1,119	4,432	2,274	15,994

Reserve for warranty claims:
Year ended December 31, 2002	8,113	4,452	5,457	2	7,110
Year ended December 31, 2003	7,110	4,729	6,070	(122)	5,647
Year ended December 31, 2004	5,647	6,127	6,809	54	5,019

(1)	Primarily the impact of currency changes

S-1