Form 10-Q
period 2005-03-31
KNOLL INC
filed 2005-05-16
CIK 1011570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 333-118901

KNOLL, INC.

A Delaware Corporation	I.R.S. Employer No. 13-3873847

1235 Water Street

East Greenville, PA 18041

Telephone Number (215) 679-7991

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

As of May 9, 2005, there were 50,593,165 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

KNOLL, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

KNOLL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands, Except Per Share Data)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,393	$9,052
Customer receivables, net	93,075	92,452
Inventories	49,685	49,586
Deferred income taxes	12,197	12,240
Prepaid and other current assets	9,810	9,886

Total current assets	175,160	173,216
Property, plant and equipment, net	148,136	150,992
Goodwill	45,312	45,408
Intangible assets, net	191,813	191,974
Other non-trade receivables	5,465	5,465
Other noncurrent assets	3,768	3,176

Total Assets	$569,654	$570,231

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$107	$108
Accounts payable	55,059	46,075
Income taxes payable	3,760	4,246
Other current liabilities	49,365	60,129

Total current liabilities	108,291	110,558
Long-term debt	374,748	392,750
Deferred income taxes	47,244	46,823
Postretirement benefits other than pension	24,097	23,513
Pension liability	8,229	7,597
International retirement obligation	5,747	5,771
Other noncurrent liabilities	4,411	4,564

Total liabilities	572,767	591,576

Stockholders’ equity (deficit):
Common stock, $0.01 par value; 200,000,000 shares authorized; 50,509,577 issued and outstanding (net of 122,700 treasury shares) in 2005 and 49,475,364 shares issued and outstanding (net of 118,600 treasury shares) in 2004	505	495
Additional paid-in-capital	58,389	45,275
Unearned stock grant compensation	(22,833)	(23,833)
Accumulated deficit	(51,591)	(55,925)
Accumulated other comprehensive income	12,417	12,643

Total stockholders’ deficit	(3,113)	(21,345)

Total Liabilities and Stockholders’ Deficit	$569,654	$570,231

See accompanying notes.

KNOLL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2005	2004
Net sales	$179,129	$153,324
Cost of goods sold	121,040	106,263

Gross profit	58,089	47,061
Selling, general and administrative expenses	41,070	35,548

Operating income	17,019	11,513
Interest expense	6,087	3,732
Other income, net	514	1,418

Income before income tax expense	11,446	9,199
Income tax expense	4,595	3,973

Net income	$6,851	$5,226

Net earnings per share:
Basic	$.14	$.11

Diluted	$.13	$.11

Dividends per share	$.05	$—

Weighted-average shares of common stock outstanding:
Basic	49,888,640	46,314,236

Diluted	51,904,940	47,977,344

See accompanying notes.

KNOLL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars In Thousands)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,851	$5,226
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	4,792	5,359
Amortization of intangible assets	153	344
Foreign currency loss	(75)	(827)
Tax benefit from exercise of stock options	3,007	—
Amortization of stock grants	1,000	—
Unrealized loss on foreign exchange currency contact	(85)	(102)
Other non-cash items	(203)	(838)
Changes in assets and liabilities:
Customer receivables	(596)	(495)
Inventories	(167)	898
Accounts payable	9,125	(66)
Current and deferred income taxes	(883)	3,727
Other current assets	344	495
Other current liabilities	(10,855)	(13,165)
Other noncurrent assets and liabilities	906	2,921

Cash provided by operating activities	13,314	3,477

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,133)	(1,449)
Proceeds from disposal of property, plant, and equipment	15	—

Cash used in investing activities	(2,118)	(1,449)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facilities, net	—	18,000
Repayment of long-term debt	(18,000)	(18,750)
Deferred Financing Fees	—	(1,519)
Payment of dividend	(2,517)	—
Net proceeds from issuance of common stock	10,896	—
Purchase of common stock	(70)	(95)

Cash used in financing activities	(9,691)	(2,364)

Effect of exchange rate changes on cash and cash equivalents	(164)	129

Increase (Decrease) in cash and cash equivalents	1,341	(207)
Cash and cash equivalents at beginning of period	9,052	11,517

Cash and cash equivalents at end of period	$10,393	$11,310

See accompanying notes.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Knoll, Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet of the Company, as of December 31, 2004, was derived from the Company’s audited consolidated balance sheet as of that date. All other consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company’s operations and cash flows for the periods presented. All of these adjustments are of normal recurring nature. All intercompany balances and transactions have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2004.

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions on January 1, 2006 and is currently evaluating the impact of SFAS 151 on the consolidated financial statements.

In December 2004, the FASB issued a revision of SFAS No. 123, “Share-Based Payment” (“SFAS 123(R)”), which supersedes SFAS No. 123 and APB Opinion No. 25. This statement focuses primarily on transactions in which an entity obtains employee services in exchange for share-based payments. The pro forma disclosure previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Under SFAS 123(R), a public entity generally is required to measure the cost of employee services received in exchange for an award of equity instrument based on the grant-date fair value of the award, with such cost recognized over the applicable vesting period. In addition, SFAS 123(R) requires an entity to provide certain disclosures in order to assist in understanding the nature of share-based payment transactions and the effects of those transactions on the financial statements. The provisions of SFAS 123(R) were required to be applied as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. In April of 2005 the SEC announced that it would provide for a phased-in implementation process requiring the Company to be in compliance with provisions no later than the beginning of the first fiscal year beginning after June 15, 2005. As such, the Company is required to adopt the provisions of SFAS 123(R) by January 1, 2006. Under SFAS No. 123(R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123(R), while the retrospective method would record compensation expense for all unvested stock options beginning with the first period presented. The Company is currently evaluating the requirements of SFAS 123(R) and expects that adoption of SFAS No. 123(R) may have a material impact on the Company’s consolidated financial position and results of operations. Since the Company has not yet determined the method of adoption or its effect, it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 3: INVENTORIES

Inventories, net consist of:

	March 31, 2005	December 31, 2004
	(in thousands)
Raw Materials	$26,437	$23,427
Work-in-Process	6,265	6,129
Finished Goods	16,983	20,030

	$49,685	$49,586

Inventory reserves for obsolescence and other estimated losses were $6,254 and $6,347 at March 31, 2005 and December 31, 2004, respectively.

NOTE 4: INCOME TAXES

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provisions for the three months ended March 31, 2005 and 2004 were based on the estimated effective tax rates applicable for the full years ending December 31, 2005 and 2004, after giving effect to items specifically related to the interim periods. The Company’s effective tax rate was 40% and 43% for the three months ended March 31, 2005 and 2004. The Company’s effective tax rate for the three months ended March 31, 2004 is higher than federal, state and foreign statutory rates as a result of losses realized in certain non-U.S. jurisdictions for which no tax benefits have been recognized. Non U.S. tax losses for which a tax benefit was not recorded increased the 2004 effective tax rate by approximately 2% over the anticipated statutory rate.

In the fourth quarter of 2004, the United States Congress passed The American Jobs Creation Act of 2004 (the Act), which introduced a new tax deduction for computing taxable profits from the sale of products manufactured in the United States and a special one-time dividends received deduction on the repatriation of certain foreign earnings upon meeting certain criteria. The Act provides for a deduction of 85% of foreign earnings that are repatriated. The deduction is available to us through December 31, 2005. We are currently evaluating the provisions of the Act for purposes of determining whether or not to repatriate previously unremitted foreign earnings in Canada, and whether or not such repatriation will meet the necessary criteria, and, therefore are unable to estimate a range of amounts that are being considered for repatriation and the related income tax effects. The Company’s evaluation is expected to be completed by June 30, 2005. No income tax expense has been recognized in the March 31, 2005 consolidated financial statements related to the provisions of the Act.

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

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 5: DERIVATIVE FINANCIAL INSTRUMENTS

In October 2004, as required by the Company’s new credit facility, the Company entered into an interest rate swap agreement and an interest rate cap agreement for purposes of managing its risk in market interest rate fluctuations. These agreements hedge interest rate risk on a notional amount of approximately $212.5 million of the Company’s borrowings under the credit facility. Under the interest rate swap agreement, the Company pays a fixed rate of interest of 3.010% and receives a variable rate of interest equal to three-month LIBOR, as determined on the last day of each quarterly settlement period on an aggregated notional principal amount of $50.0 million. Changes in the fair value of interest rate swap agreement are recorded in the period the value of the contract changes. The net amount paid or received upon quarterly settlements is recorded as an adjustment to interest expense, while the change in fair value is recorded as a component of accumulated other comprehensive income in the equity section of the balance sheet. The interest rate cap agreement sets a maximum interest rate on a notional amount and utilizes LIBOR as a variable-rate reference. Under the new cap agreement, the Company paid a premium of $425 thousand for a cap rate of 4.250% on $162.5 million of the Company’s borrowing under the new credit facility. Because the interest rate cap did not offset the change in cash flows related to the interest payments on the debt, the interest rate cap agreement is considered ineffective and the change in fair value of the contract is reported in earnings in the period the value of the contract changes as a component of other income (expense). Both the interest rate swap agreement and the interest rate cap agreement mature on September 30, 2006.

The aggregate fair market value of the interest rate swap and cap agreements as of March 31, 2005 was $1.2 million and is included in other non-current assets in the Company’s consolidated balance sheet as of March 31, 2005. For the period ended March 31, 2005, the Company recognized an aggregate net benefit related to the agreements of $585 thousand, of which $58 thousand was recorded as interest expense, $194 thousand was recorded as a component of other income in the Company’s consolidated statement of operations, and $449 thousand pre-tax was recorded as other comprehensive income. The aggregate fair market value of the interest rate agreements as of December 31, 2004 was $526 thousand, all of which was included in other non-current assets in the Company’s consolidated balance sheet as of December 31, 2004. The Company’s interest rate collar agreements expired in February 2004. For the three months ended March 31, 2004 the Company recognized an aggregate net loss related to the agreements of $3 thousand, of which $847 thousand was recorded as interest expense and $844 thousand was recorded as a component of other income in the Company’s consolidated statement of operations.

The Company will continue to review its exposure to interest rate fluctuations and evaluate whether it should manage such exposure through derivative transactions.

Foreign Currency Contracts

From time to time, the Company enters into foreign currency forward exchange contracts and foreign currency option contracts to manage its exposure to foreign exchange rates associated with short-term operating receivables of a Canadian subsidiary that are payable by the U.S. operations. The terms of these contracts are generally less than a year. Changes in the fair value of such contracts are reported in earnings in the period the value of the contract changes. The net gain or loss upon settlement and the remaining change in fair value is record as a component of other income (expense).

As of March 31, 2005, the Company had no outstanding foreign currency contracts. The aggregate fair market value of the foreign currency option contract outstanding at December 31, 2004 was $(87) thousand all of which was included in prepaid and other current assets in the Company’s consolidated balance sheet. For the period ended March 31, 2005, the Company recognized a net gain of $85 thousand related to an agreement settled during the period. For the period ended March 31, 2004, the Company recognized a net gain of $102 thousand.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6: DIVIDENDS

On March 30, 2005, the Company paid a $.05 per share cash dividend to stockholders of record on March 16, 2005 resulting in an aggregate dividend of $2.5 million. The Company’s board of directors had declared the dividend on February 2, 2005.

On May 3, 2005, the Company’s board of directors declared a $.05 per shared cash dividend payable on June 30, 2005 to stockholders of record on June 15, 2005.

NOTE 7: CONTINGENT LIABILITIES AND COMMITMENTS

The Company is currently involved in matters of litigation, including environmental contingencies, arising in the ordinary course of business. The Company accrues for such matters when expenditures are probable and reasonably estimable. Based upon information presently known management is of the opinion that such litigation, either individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

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

	Three months ended
	March 31, 2005	March 31, 2004
	(in thousands)
Balance at beginning of period	$5,019	$5,647
Provision for warranty claims	1,390	1,153
Warranty claims paid	(1,538)	(1,740)

Balance at end of period	$4,871	$5,060

The Company is currently involved in various agreements in which it guarantees a percentage of the contract value between certain clients and a financing company. Under the terms of the agreements, the Company is liable for the guaranteed amount upon nonpayment by the client. As of March 31, 2005, the arrangements have expiration dates that range from 2005 to 2008 and the Company has recorded a liability of $535,000, which is the maximum potential liability under these guarantees. No recourse provisions or collateral exists which would allow the Company to recover amounts paid.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8: PENSIONS

The Company has adopted the disclosure requirements of SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. The following table presents the interim disclosure requirements of components of the Company’s net periodic cost (benefit) related to its defined benefit pension plans for the three months ended March 31, 2005 and 2004:

	Pension Benefits		Other Benefits
	Three months ended		Three months ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
	(in thousands)
Service cost	$2,157	$2,248	$219	$218
Interest cost	1,310	1,138	466	405
Expected return on plan assets	(1,225)	(1,042)	—	—
Amortization of prior service cost	19	19	(56)	(56)
Recognized actuarial loss	45	89	108	67

Net periodic benefit cost	$2,306	$2,452	$737	$634

NOTE 9: STOCK PLANS

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

	Three months ended
	March 31, 2005	March 31, 2004
	(in thousands, except per share data)
Net income—as reported	$6,851	$5,226
Add:
Earned stock grant compensation	1,000	—
Other stock-based compensation (income) expense	(114)	253
Deduct:
Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(1,515)	(438)

As adjusted net income	$6,222	$5,041

Earnings per share:
Basic-as reported	$.14	$.11
Diluted-as reported	$.13	$.11
Basic-as adjusted	$.13	$.11
Diluted-as adjusted	$.12	$.11

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 10: OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income (loss), net of tax are as follows (in thousands);

	Beginning Balance	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Ending Balance
March 31, 2004
Minimum pension liability	$(2,450)	$—	$—	$—	$(2,450)
Foreign currency translation adjustment	3,999	(576)	—	(576)	3,423
Unrealized gain (loss) on derivative	—	—	—	—	—

Accumulated other comprehensive (loss) income, net of tax	$1,549	$(576)	$—	$(576)	$973

March 31, 2005
Minimum pension liability	$(7)	$—	$—	$—	$(7)
Foreign currency translation adjustment	12,500	(496)	—	(496)	12,004
Unrealized gain (loss) on derivative	150	449	(179)	270	420

Accumulated other comprehensive income (loss), net of tax	$12,643	$(47)	$(179)	$(226)	$12,417

NOTE 11: COMMON STOCK AND EARNINGS PER SHARE

Basic earnings per share excludes the dilutive effect of common shares that could potentially be issued, due to the exercise of stock options, and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share include the effect of shares and potential shares issued under the stock incentive plans.

	Three months ended
	March 31, 2005	March 31, 2004
Weighted average shares of common stock outstanding—basic	49,889	46,314
Potentially dilutive shares resulting from stock plans	2,016	1,663

Weighted average common shares—diluted	51,905	47,977

Antidilutive options not included in the weighted average common shares-diluted	50	1,548

Common stock activity for the three months ended March 31, 2005 and 2004, included the repurchase of approximately 4,100 shares for $70 thousand and 5,400 shares for $95 thousand, respectively. For the three months ended March 31, 2005 common stock activity also included the issuance of 1,038,313 shares for $10.2 million under the Company’s stock based compensation plan.

NOTE 12: RECLASSIFICATIONS

Certain reclassifications have been made to the prior year balance sheet to conform to the current year presentation.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations provides an account of the Company’s financial performance and financial condition that should be read in conjunction with the accompanying unaudited condensed consolidated financial statements

Overview

During 2004, the U.S. office furniture market experienced the first positive period-over-period growth in shipments of 5.1%, since the contraction of the market in 2001. This trend has continued into 2005. In the Business and Institutional Furniture Manufacturer’s Association (“BIFMA”) latest report, 2005 sales are estimated to grow by 11.3% from the respective 2004 level. 2005 estimates are based on improvements in 2004 of the industry’s macroeconomic environment. These improvements are expected to continue in 2005 and BIFMA expects the expansion of the office furniture industry to continue well into 2006.

In the first quarter of 2005 sales were up over 16% from the same period a year ago. This was our fourth consecutive quarter of year over year sales growth and our North American sales growth during this quarter of 17.3% exceeded that of BIFMA of 17.1%. We had strong growth across all our product categories including 14.5% growth in our office systems business. This increase in sales dollars was a result of several factors. Volume has increased as a result of the improving market conditions and as such we are experiencing an increase in large project activity. In addition, the sales of new product introduced in 2004, as well as the new marketing and dealers programs introduced in 2004 all began to gain momentum. Our new AutoStrada system has received a lot of interest and our new Knoll Essentials marketing program has helped to increase the demand for our seating and storage products. We have increased the number of Knoll dealers through our Knoll Space retail dealer program which has contributed to the growth in our specialty products.

Inflation continues to impact our business and based on present trends we now expect inflation for the year to cost us $2.3 million more than previously estimated. As a result a list price increase of approximately 4% was announced to be effective May 2005. Even with the inflationary pressures and the deterioration of the U.S. dollar relative to the Canadian dollar, we grew gross margin by 170 basis points from 30.7% in the first quarter of 2004 to 32.4% in the first quarter of 2005. Our gross margins benefited from higher realized prices, continuous improvement efforts, global sourcing and greater fixed cost absorption. We expect inflationary pressures to continue and see no immediate relief even with the anticipated price increase. We plan to continue our efforts to offset inflation.

Looking forward we expect second quarter 2005 revenue to be in the $190 to $197 million range, an increase of 6-10% from the second quarter of 2004. With the ongoing inflationary pressure we anticipate gross margins for the second quarter of 2005 to be in the range of 33.0% to 34.0%. Earnings per share estimates are between $0.18 and $0.20.

Critical Accounting Policies

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses and the disclosure of certain contingent assets and liabilities. Actual results may differ from such estimates. On an ongoing basis we review our accounting policies and procedures. A more detailed review of our critical accounting policies is contained in the company’s 10-K report for the year ended December 31, 2004. During the first quarter of 2005 there have been no material changes in our accounting policies and procedures.

Results of Operations

Comparison of First Quarter Ended March 31, 2005 to First Quarter Ended March 31, 2004

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Consolidated Statement of Operations Data:
Net Sales	$179,129	$153,324
Gross Profit	58,089	47,061
Operating Income	17,019	11,513
Interest Expense	6,087	3,732
Other Income, net	514	1,418
Income Tax Expense	4,595	3,973

Net Income	$6,851	$5,226

Statistical and Other Data:
Sales Growth (Decline) From Comparable Prior Year	16.8%	(6.9)%
Gross Profit Margin	32.4%	30.7%
Backlog	$117,209	$111,784

Sales

Sales for the first quarter of 2005 were $179.1 million, an increase of $25.8 million, or 16.8%, from sales of $153.3 million for the same period in the prior year.

The increase in sales for the first quarter of 2005 was spread across all product categories and includes $2.0 million of additional revenue realized from recently implemented price increases. Sales from office furniture systems increased $12.6 million, or 14.5%. In addition specialty products experienced a $6.0 million, or 24.0% growth in sales and seating, files and storage also increased $6.0 million or, 23.2%. European sales increased by $1.6 million, or 12.2% due to the change in foreign currency exchange rates during the period as well as increased volume. The increase in sales of our office furniture systems is an indication of the industry recovery.

At March 31, 2005, sales backlog was $117.2 million, an increase of $5.4 million, or 4.9%, from sales backlog of $111.8 million as of March 31, 2004. Backlog is not a significant factor used to predict the Company’s long term business prospects.

Gross Profit and Operating Income

Gross profit for the first quarter of 2005 was $58.1 million, an increase of $11.0 million, or 23.4%, from gross profit of $47.1 million for the first quarter of March 31, 2004. Operating income for 2005 was $17.0 million, an increase of $5.5 million, or 47.8%, from operating income of $11.5 million for 2004. As a percentage of sales, gross profit increased from 30.7% for the first quarter of 2004 to 32.4% for the first quarter of 2005. Operating income as a percentage of sales increased from 7.5% to 9.5% over the same period.

The increase in gross margin resulted from better absorption of overhead on incremental volume by approximately $12.4 million, improved pricing of approximately $2.0 million and $3.2 million of cost savings realized from ongoing global sourcing initiatives and continuous improvement programs. Offsetting these cost increases were $5.5 million of commodity and transportation inflation and $1.7 million of unfavorable exchange rate impact. Transportation costs alone increased $1.1 million or approximately 24% for the first quarter of 2005.

Operating expense for the first quarter 2005 were $41.1 million or 22.9% of sales compared to $35.6 million, or 23.2% of sales for the first quarter 2004. The increase in operating expenses resulted from $1.8 million increased marketing spending in preparation for 2005 product introductions. Increased sales compensation and incentive costs as a result of our higher sales and strong profit performance also increased operating expenses by approximately $1.9 million compared to the same period in 2004. Lastly, operating expenses were negatively impacted by the costs of operating as a public company of approximately $800 thousand and increased employee costs of approximately $1.0 million.

Interest Expense

Interest expense for the quarter ended March 31, 2005 was $6.1 million, an increase of $2.4 million from the same period in 2004. The increase in interest expense is largely due to increasing interest rates. The new credit facility entered into on September 30, 2004 bears interest at higher rates than the prior facility. The weighted average rate for the first quarter of 2005 was 6.1%. The weighted average rate for the same period of 2004 was 2.6%.

Other Income (Expense), net

Other income for the first quarter of 2005 was $0.5 million comprised primarily of a $0.2 million gain on interest rate swap and cap agreements and a foreign exchange transaction gain of $0.2 million. Other income for the first quarter of 2004 was $1.4 million comprised primarily of a $0.8 million gain on interest rate collar agreements and a foreign exchange transaction gain of $0.5 million.

Income Tax Expense

The mix of pretax income and the varying effective tax rates in the countries in which we operate directly affects our consolidated effective tax rate. Our mix of pretax income was primarily responsible for the net decrease in the effective tax rate from 43.2% in the first quarter of 2004 to 40.1% for the same period in 2005. Our effective tax rate in the United States and Canada is consistently around 40.0% of pretax income. Non U.S. tax losses for which a tax benefit was not recorded increased the 2004 effective tax rate by approximately 2% over the anticipated statutory rate.

Liquidity and Capital Resources

The following table highlights certain key cash flows and capital information pertinent to the discussion that follows:

	March 31, 2005	March 31, 2004
	(in thousands)
Cash provided by operating activities	$13,314	$3,477
Capital expenditures	2,133	1,449
Net cash used in investing activities	(2,118)	(1,449)
Purchase of common stock	70	95
Net repayment of debt	(18,000)	(750)
Payment of dividend	2,517	—
Net proceeds from issuance of stock	10,896	—
Net cash used for financing activities	(9,691)	(2,364)

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

The increase in operating cash flow in 2005 was largely the result of the year-over-year improvement in net earnings plus non-cash amortizations of $3.3 million, the tax benefit of $3.0 million from the exercise of stock options and improvements in working capital balances of $5.6 million. Increases in accounts payable balances as a result of the timing of payments offset by a decrease in the current and deferred tax balances primarily drove the change in the working capital balances.

For the first quarter of 2005, we used available cash, including the $13.3 million of net cash from operations and $10.9 million of proceeds from the issuance of common stock to fund $2.1 million in capital expenditures, repay $18.0 million of existing debt, and fund a dividend payment to shareholders totaling $2.5 million. For the first quarter of 2004 we used available cash, including the $3.5 million of net cash from operations and $18.0 million of net borrowings under our then-existing revolving credit facility, to fund $1.4 million of capital expenditures, repay $18.8 million of debt and pay $1.5 million of premiums for the early extinguishment of debt.

Cash used in investing activities was $2.1 million for the first quarter of 2005 and $1.4 million for the same period in 2004. Fluctuations in cash used in investing activities are primarily attributable to the levels of capital expenditures. We estimate that our capital expenditures in 2005 will be approximately $12 million.

We continue to have significant liquidity requirements. In addition to the significant cash requirements for debt service, we have commitments under our operating leases for certain machinery and equipment as well as manufacturing, warehousing, showroom and other facilities used in our operations.

We are currently in compliance with all of the covenants and conditions under our credit facility. We believe that existing cash balances and internally generated cash flows, together with borrowings available under our new revolving credit facility, will be sufficient to fund normal working capital needs, capital spending requirements, debt service requirements and dividend payments for at least the next twelve months. In addition, we believe that we will have adequate funds available to meet long-term cash requirements and that we will be able to comply with the covenants under the credit agreement. Future principal debt payments may be paid out of cash flows from operations or from future refinancing of our debt or equity issuances. However, our ability to make scheduled payments of principal, to pay interest on or to refinance our indebtedness, to satisfy our other debt obligations and to pay dividends to stockholders will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

Environmental Matters

Our past and present business operations and the past and present ownership and operation of manufacturing plants on real property are subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste and the cleanup of properties affected by hazardous substances. As a result, we are involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters and could become subject to fines or penalties related thereto. We cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist. Compliance with more stringent laws or regulations, or stricter interpretation of existing laws, may require additional expenditures by us, some of which may be material. We have been identified as a potentially responsible party pursuant to CERCLA for remediation costs associated with waste disposal sites that we previously used. The remediation costs and our allocated share at some of these CERCLA sites are unknown. We may also be subject to claims for personal injury or contribution relating to CERCLA sites. We reserve amounts for such matters when expenditures are probable and reasonably estimable. Based upon information presently known management is of the opinion that such litigation, either individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

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

Forward-looking Statements

This Form 10-Q contains forward-looking statements, principally in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” Statements and financial discussion and analysis contained in this Form 10-Q that are not historical facts are forward-looking statements. These statements discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to us, based on our current beliefs as well as assumptions made by us and information currently available to us. Forward-looking statements generally will be accompanied by words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “forecast”, “intend”, “may”, “possible”, “potential”, “predict”, “project”, or other similar words, phrases or expressions. Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation: changes in raw material prices and availability; the risks described on the previous pages; changes in the financial stability of our clients resulting in decreased corporate spending and service sector employment; changes in relationships with clients; the mix of products sold and of clients purchasing our products; the success of new technology initiatives; changes in business strategies and decisions; competition from our competitors; our ability to recruit and retain an experienced management team; restrictions on government spending resulting in fewer sales to one of our largest customers; restrictions in our credit agreement on spending; our ability to protect our patents, copyrights and trademarks; our reliance on furniture dealers to produce sales; claims of third parties arising from allegations of patent, copyright and trademark infringements; violations of environment laws and regulations; potential labor disruptions; adequacy of our insurance policies; the availability of future capital; and currency rate fluctuations. The factors identified above are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement. Unpredictable or unknown factors could also have material adverse effects on us. All forward-looking statements included in this Form 10-Q are expressly qualified in their entirety by the foregoing cautionary statements. Except as required under the Federal securities laws and rules regulations of the SEC, we undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the normal course of business, the Company is routinely subjected to market risk associated with interest rate movements and foreign currency exchange rate movements. Interest rate risk arises from the Company’s debt obligations and related interest rate cap and swap agreements. Foreign currency exchange rate risk arises from its non-U.S. operations and purchases of inventory from foreign suppliers.

The Company has risk in its exposure to certain material and transportation costs. The Company’s largest raw material costs are for steel and plastics. Steel is the primary raw material used in the manufacture of the Company’s products. The prices of plastic are sensitive to the cost of oil, which is used in the manufacture of plastics, and have increased significantly in recent months. We estimate that materials costs for steel and plastic will increase by $13.5 million by the end of 2005. Transportation costs are expected to increase by approximately $4.0 million in 2005. The Company is currently working to offset these price changes in raw materials and transportation through our global sourcing initiatives, cost improvements and price increases to our products.

Interest Rate Risk

The Company has both fixed and variable rate debt obligations that are denominated in U.S. dollars. Changes in interest rates have different impacts on the fixed and variable-rate portions of the debt. A change in interest rates impacts the interest incurred and cash paid on the variable-rate debt but does not impact the interest incurred or cash paid on the fixed rate debt.

The Company uses interest rate swap and cap agreements for other than trading purposes in order to manage its exposure to fluctuations in interest rates on the Company’s variable-rate debt. Such agreements effectively convert $212.5 million of the Company’s variable-rate debt to a fixed-rate basis, utilizing the three-month London Interbank Offered Rate, or LIBOR, as a floating rate reference. Fluctuations in LIBOR affect both the Company’s net financial instrument position and the amount of cash to be paid or received by it, if any, under these agreements.

Foreign Currency Exchange Rate Risk

The Company manufactures its products in the United States, Canada and Italy and sells its products in those markets as well as in other European countries. The Company’s foreign sales and certain expenses are transacted in foreign currencies. The Company’s production costs, profit margins and competitive position are affected by the strength of the currencies in countries where it manufactures or purchases goods relative to the strength of the currencies in countries where the Company’s products are sold. Additionally, as the Company reports currency in the U.S. dollar, our financial position is affected by the strength of the currencies in countries where it has operations relative to the strength of the U.S. dollar. The principal foreign currencies in which the Company conducts business are the Canadian dollar and the Euro. Approximately 12.7% of the Company’s revenues for the first quarter 2005 and 11.7% in the same period for 2004, and 36.2% of its cost of goods sold for the first quarter of 2005 and 33.7% for the same period in 2004, were denominated in currencies other than the U.S. dollar. Foreign currency exchange rate fluctuations resulted in a $0.2 million gain for the first quarter of 2005, and a $0.5 million gain for the same period in 2004.

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

On April 12, 2005, the Company entered into a foreign currency option contract with a notional amount of $65,000,000 CAD to hedge its exposure to fluctuations in the Canadian dollar. This contract expires June 30, 2005.

ITEM 4.	CONTROLS AND PROCEDURES

With the participation of management, the Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of March 31, 2005, have concluded that, as of such date, the Company’s disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS

Repurchases of Equity Securities

The following is a summary of share repurchase activity during the period from January 1, 2005 through March 31, 2005.

All shares repurchased were in accordance with Company’s 401(k) retirement savings plan. The plan provides that the Company make discretionary contributions of common stock to participant accounts on behalf of all actively employed U.S. participants. Upon retirement, death, or termination of employment, participants must sell vested shares of common stock back to the plan or the Company, and any shares that are not vested at such time are forfeited by the participant and held by the plan.

Period	Total Number of Shares Purchased (a)	Average Price Paid (b)
January 1, 2005 – January 31, 2005	2,300	$17.31
February 1, 2005 – February 28, 2005	300	16.70
March 1, 2005 – March 31, 2005	1,500	16.91

ITEM 5.	OTHER INFORMATION

On February 7, 2005 incentive compensation agreements were entered into between Knoll, Inc. and each of the following persons: Andrew Cogan, Kathleen Bradley, Art Graves, Steve Grover, and Burt Staniar.

On December 17, 2004, Knoll, Inc. granted options to John F. Maypole and Anthony P. Terracciano under the 1999 Stock Incentive Plan.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.27	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Knoll, Inc. 1999 Stock Incentive Plan, entered into by Knoll, Inc. and John F. Maypole.

10.28	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Knoll, Inc. 1999 Stock Incentive Plan, entered into by Knoll, Inc. and Anthony P. Terracciano.

10.29	Incentive Compensation Agreement entered into by Knoll, Inc. and Andrew Cogan.

10.30	Incentive Compensation Agreement entered into by Knoll, Inc. and Kathleen Bradley.

10.31	Incentive Compensation Agreement entered into by Knoll, Inc. and Art Graves.

10.32	Incentive Compensation Agreement entered into by Knoll, Inc. and Steve Grover.

10.33	Incentive Compensation Agreement entered into by Knoll, Inc. and Burt Staniar.

31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Executive Officer.

31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer.

32.1	Sarbanes-Oxley Act of 2002, Section 906 Certification for Chief Executive Officer.

32.2	Sarbanes-Oxley Act of 2002, Section 906 Certification for Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOLL, INC.

Date: May 16, 2005

By:	/s/ Andrew B. Cogan
Andrew B. Cogan
Chief Executive Officer, Knoll, Inc. and Director

Date: May 16, 2005

By:	/s/ Barry L. McCabe
Barry L. McCabe
Chief Financial Officer