Form 10-Q
period 2005-06-30
KNOLL INC
filed 2005-08-12
CIK 1011570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 5, 2005, there were 51,986,689 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

KNOLL, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

KNOLL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands, Except Per Share Data)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,573	$9,052
Customer receivables, net	94,091	92,452
Inventories	55,017	49,586
Deferred income taxes	11,042	12,240
Prepaid and other current assets	15,306	9,886

Total current assets	187,029	173,216
Property, plant and equipment, net	144,945	150,992
Goodwill	45,065	45,408
Intangible assets, net	191,660	191,974
Other non-trade receivables	4,790	5,465
Other noncurrent assets	2,690	3,176

Total Assets	$576,179	$570,231

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$100	$108
Accounts payable	55,408	45,613
Income taxes payable	5,956	4,246
Other current liabilities	48,498	57,737

Total current liabilities	109,962	107,704
Long-term debt	355,695	392,750
Deferred income taxes	47,699	46,823
Postretirement benefits other than pension	24,052	23,513
Pension liability	8,925	7,597
International retirement obligation	5,329	5,771
Other noncurrent liabilities	7,542	7,418

Total liabilities	559,204	591,576

Stockholders’ equity (deficit):
Common stock, $0.01 par value; 200,000,000 shares authorized; 51,493,506 issued and outstanding (net of 123,900 treasury shares) in 2005 and 49,475,364 shares issued and outstanding (net of 118,600 treasury shares) in 2004	515	495
Additional paid-in-capital	71,221	45,275
Unearned stock grant compensation	(21,833)	(23,833)
Accumulated deficit	(42,757)	(55,925)
Accumulated other comprehensive income	9,829	12,643

Total stockholders’ equity (deficit)	16,975	(21,345)

Total Liabilities and Stockholders’ Equity (Deficit)	$576,179	$570,231

See accompanying notes.

KNOLL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	$197,726	$178,821	$376,855	$332,145
Cost of goods sold	129,539	116,647	250,579	222,910

Gross profit	68,187	62,174	126,276	109,235
Selling, general and administrative expenses	44,092	44,149	85,162	79,697

Operating income	24,095	18,025	41,114	29,538
Interest expense	6,000	4,635	12,087	8,367
Other income, net	338	1,329	852	2,747

Income before income tax expense	18,433	14,719	29,879	23,918
Income tax expense	7,065	5,920	11,660	9,893

Net income	$11,368	$8,799	$18,219	$14,025

Net earnings per share:
Basic	$.22	$.19	$.36	$.30

Diluted	$.22	$.18	$.35	$.29

Dividends per share	$.05	$—	$.10	$—

Weighted-average shares of common stock outstanding:
Basic	50,673,087	46,300,508	50,283,034	46,302,036

Diluted	52,374,156	47,966,190	52,141,719	48,118,485

See accompanying notes.

KNOLL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars In Thousands)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,219	$14,025
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	9,569	10,692
Amortization of intangible assets	315	941
Foreign currency loss	(257)	(2,016)
Tax benefit from exercise of stock options	5,666	—
Amortization of stock grants	2,000	—
Unrealized loss on foreign exchange currency contract	(84)	(312)
Other non-cash items	113	(833)
Changes in assets and liabilities:
Customer receivables	(2,683)	2,804
Inventories	(6,125)	(6,846)
Accounts payable	10,258	1,021
Current and deferred income taxes	1,114	9,030
Other current assets	(992)	(1,240)
Other current liabilities	(11,161)	(6,034)
Other noncurrent assets and liabilities	5,984	3,310

Cash provided by operating activities	31,936	24,542

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(5,076)	(3,376)
Proceeds from disposal of property, plant, and equipment	15	—

Cash used in investing activities	(5,061)	(3,376)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facilities, net	—	19,750
Repayment of long-term debt	(37,000)	(37,500)
Deferred Financing Fees	—	(1,522)
Payment of dividends	(5,051)	—
Net proceeds from issuance of common stock	18,790	—
Purchase of common stock	(92)	(130)

Cash used in financing activities	(23,353)	(19,402)

Effect of exchange rate changes on cash and cash equivalents	(1,001)	(9)

Increase in cash and cash equivalents	2,521	1,755
Cash and cash equivalents at beginning of period	9,052	11,517

Cash and cash equivalents at end of period	$11,573	$13,272

See accompanying notes.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

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

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities, however, in periods of abnormally high production, the amount of fixed overhead allocated to products is decreased so that inventories are not measured above cost. The provisions of SFAS 151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions on January 1, 2006 and is currently evaluating the impact of SFAS 151 on the consolidated financial statements.

In December 2004, the FASB issued a revision of SFAS No. 123, “Share-Based Payment” (“SFAS 123(R)”), which supersedes SFAS No. 123 and APB Opinion No. 25. This statement focuses primarily on transactions in which an entity obtains employee services in exchange for share-based payments. The pro forma disclosure previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Under SFAS 123(R), a public entity generally is required to measure the cost of employee services received in exchange for the award of an equity instrument based on the grant-date fair value of the award, with such cost recognized over the applicable vesting period. In addition, SFAS 123(R) requires an entity to provide certain disclosures in order to assist in understanding the nature of share-based payment transactions and the effects of those transactions on the financial statements. The provisions of SFAS 123(R) were initially required to be applied as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. In April of 2005 the SEC announced that it would provide for a phased-in implementation process requiring the Company to be in compliance with provisions no later than the beginning of the first fiscal year beginning after June 15, 2005. As such, the Company is required to adopt the provisions of SFAS 123(R) by January 1, 2006. Under SFAS No. 123(R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The permitted transition methods include either retrospective or modified prospective adoption. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123(R), while the retrospective method would record compensation expense for all unvested stock options beginning with the first period presented. The Company is currently evaluating the requirements of SFAS 123(R) and expects that adoption of SFAS No. 123(R) may have a material impact on the Company’s consolidated financial position and results of operations. Since the Company has not yet determined the method of adoption or its effect, it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 3: INVENTORIES

Inventories, net consist of:

	June 30, 2005	December 31, 2004
	(in thousands)
Raw Materials	$27,348	$23,427
Work-in-Process	5,828	6,129
Finished Goods	21,841	20,030

	$55,017	$49,586

Inventory reserves for obsolescence and other estimated losses were $6,223 and $6,347 at June 30, 2005 and December 31, 2004, respectively.

NOTE 4: INCOME TAXES

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provisions for the three months and six months ended June 30, 2005 and 2004 were based on the estimated effective tax rates applicable for the full years ending December 31, 2005 and 2004, after giving effect to items specifically related to the interim periods. The Company’s effective tax rate was 38% and 40% for the three months ended June 30, 2005 and 2004, respectively and 39% and 41% for the six months ended June 30, 2005 and 2004, respectively. The Company’s effective tax rate for the three months and six months ended June 30, 2004 is higher than federal, state and foreign statutory rates as a result of losses realized in certain non-U.S. jurisdictions for which no tax benefits have been recognized. The Company’s non-U.S. operations are expected to approximate breakeven in 2005 and the related taxes are not expected to significantly impact the effective tax rate.

In the fourth quarter of 2004, the United States Congress passed The American Jobs Creation Act of 2004 (the Act), which introduced a new tax deduction for computing taxable profits from the sale of products manufactured in the United States and a special one-time dividends received deduction on the repatriation of certain foreign earnings upon meeting certain criteria. The Act provides for a deduction of 85% of foreign earnings that are repatriated. The deduction is available through December 31, 2005. On July 27, 2005, the Company formalized a plan to repatriate $45 million of foreign earnings from its Canadian operations. The repatriation will take place in two installments over the second half of the 2005 calendar year. The Company expects to repatriate $20 million during the third quarter of 2005 and $25 million during the fourth quarter of 2005. The estimated tax impact of these transactions is expected to result in additional tax expense of $3.6 million which will be recorded in the third quarter of 2005.

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

The aggregate fair market value of the interest rate swap and cap agreements as of June 30, 2005 was $684 thousand and is included in other non-current assets in the Company’s consolidated balance sheet as of June 30, 2005. For the three month period ended June 30, 2005, the Company recognized an aggregate net loss related to the agreements of $474 thousand, of which $10 thousand was recorded as interest income, $310 thousand was recorded as a loss component of other income in the Company’s consolidated statement of operations, and $174 thousand pre-tax was recorded as a loss in other comprehensive income. For the three month period ended June 30, 2004, the Company recognized no benefit or loss related to the agreements.

For the six month period ended June 30, 2005, the Company recognized an aggregate net benefit related to the agreements of $112 thousand, of which $47 thousand was recorded as interest expense, $116 thousand was recorded as a loss component of other income in the Company’s consolidated statement of operations, and $275 thousand pre-tax was recorded as other comprehensive income. The aggregate fair market value of the interest rate agreements as of December 31, 2004 was $526 thousand, all of which was included in other non-current assets in the Company’s consolidated balance sheet as of December 31, 2004. The Company’s interest rate collar agreements expired in February 2004. For the six month period ended June 30, 2004, the Company recognized an aggregate net loss related to the agreements of $3 thousand, of which $847 thousand was recorded as interest expense and $844 thousand was recorded as a component of other income in the Company’s consolidated statement of operations.

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

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of June 30, 2005, the Company had no outstanding foreign currency contracts. The aggregate fair market value of the foreign currency option contract outstanding at December 31, 2004 was $(87) thousand all of which was included in prepaid and other current assets in the Company’s consolidated balance sheet. For the three month period ended June 30, 2005, the Company recognized no gain or loss related to the agreements. For the three month period ended June 30, 2004, the Company recognized a net gain of $203 thousand. For the six month period ended June 30, 2005, the Company recognized a net gain of $85 thousand related to an agreement settled during the period. For the six month period ended June 30, 2004 the Company recognized a net gain of $303 thousand.

NOTE 6: DIVIDENDS

On June 30, 2005 and March 30, 2005, the Company paid a $.05 per share cash dividend to stockholders of record on June 15, 2005 and March 16, 2005, respectively, resulting in aggregate dividends of $5.1 million (approximately, $2.5 million per declaration).

On August 2, 2005, the Company’s board of directors declared a $.05 per share cash dividend payable on September 30, 2005 to stockholders of record on September 15, 2005.

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

	Six Months Ended
	June 30, 2005	June 30, 2004
	(in thousands)
Balance at beginning of period	$5,019	$5,647
Provision for warranty claims	3,069	2,691
Warranty claims paid	(3,239)	(3,320)

Balance at end of period	$4,849	$5,018

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company is currently involved in various agreements in which it guarantees a percentage of the contract value between certain clients and a financing company. Under the terms of the agreements, the Company is liable for the guaranteed amount upon nonpayment by the client. As of June 30, 2005, the arrangements have expiration dates that range from 2005 to 2008 and the Company has recorded a liability of $535,000, which is the maximum potential liability under these guarantees. No recourse provisions or collateral exists which would allow the Company to recover amounts paid.

NOTE 8: PENSIONS

The Company has adopted the disclosure requirements of SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. The following table presents the interim disclosure requirements of components of the Company’s net periodic cost (benefit) related to its defined benefit pension plans for the three months and six months ended June 30, 2005 and 2004, respectively:

	Pension Benefits		Other Benefits
	Three months ended		Three months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(in thousands)
Service cost	$2,157	$2,248	$219	$218
Interest cost	1,310	1,138	466	405
Expected return on plan assets	(1,225)	(1,042)	—	—
Amortization of prior service cost	19	19	(56)	(56)
Recognized actuarial loss	45	89	108	67

Net periodic benefit cost	$2,306	$2,452	$737	$634

	Pension Benefits		Other Benefits
	Six months ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(in thousands)
Service cost	$4,314	$4,496	$438	$436
Interest cost	2,620	2,276	932	810
Expected return on plan assets	(2,450)	(2,084)	—	—
Amortization of prior service cost	38	38	(112)	(112)
Recognized actuarial loss	90	178	216	134

Net periodic benefit cost	$4,612	$4,904	$1,474	$1,268

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

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Three months ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(in thousands, except per share data)
Net income-as reported	$11,368	$8,799	$18,219	$14,025
Add:
Earned stock grant compensation	1,000	—	2,000	—
Other stock-based compensation (income)	67	12	(47)	265
Deduct:
Total stock-based employee compensation determined under the fair value based method	(1,606)	(271)	(3,128)	(710)

As adjusted net income	$10,829	$8,540	$17,044	$13,580

Earnings per share:
Basic-as reported	$.22	$.19	$.36	$.30
Diluted-as reported	$.22	$.18	$.35	$.29
Basic-as adjusted	$.21	$.18	$.34	$.29
Diluted-as adjusted	$.21	$.18	$.33	$.28

NOTE 10: OTHER COMPREHENSIVE INCOME

Comprehensive income (loss) consists of net earnings, foreign currency translation adjustments, minimum pension liability, and unrealized gains (losses) on derivatives. Comprehensive income was approximately $8.8 million and $6.5 million for the three months ended June 30, 2005 and June 30, 2004, respectively. For the six months ended June 30, 2005 and June 30, 2004, comprehensive income totaled $15.4 million and $11.2 million, respectively. The following presents the components of “Accumulated Other Comprehensive Income (Loss)” for the period indicated.

Six months ended: June 30, 2005	Beginning Balance	Before- Tax Amount	Tax Benefit (Expense)	Net-of- Tax Amount	Ending Balance
Minimum pension liability	$(7)	$—	$—	$—	$(7)
Foreign currency translation adjustment	12,500	(2,979)	—	(2,979)	9,521
Unrealized gain (loss) on derivative	150	275	(110)	165	315

Accumulated other comprehensive income (loss), net of tax	$12,643	$(2,704)	$(110)	$(2,814)	$9,829

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

	Three months ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Weighted average shares of common stock outstanding-basic	50,673	46,301	50,283	46,302
Potentially dilutive shares resulting from stock plans	1,701	1,665	1,859	1,816

Weighted average common shares-diluted	52,374	47,966	52,142	48,118

Antidilutive options not included in the weighted average	50	2,793	50	4,341

Common stock activity for the six months ended June 30, 2005 and 2004, included the repurchase of approximately 5,300 shares for $92 thousand and 7,600 shares for $130 thousand, respectively. For the six months ended June 30, 2005 common stock activity also included the issuance of 2,023,548 shares for $20.3 million under the Company’s stock based compensation plan.

NOTE 12: RECLASSIFICATIONS

Certain reclassifications have been made to the prior year balance sheet to conform to the current year presentation.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations provides an account of the Company’s financial performance and financial condition that should be read in conjunction with the accompanying unaudited condensed consolidated financial statements.

Overview

This quarter continued to show signs of industry growth and the Business and Institutional Furniture Manufacturer’s Association (“BIFMA”) most recent forecast report estimates industry shipments to grow by 12.4% for the year of 2005. This is an increase from the 11.3% shipment growth projection of BIFMA published in May 2005. The second quarter also marked our fifth consecutive quarter of year over year sales growth. In addition our backlog, shipments, operating profits, net income, and earnings per share have all increased by double digit percentages over the second quarter of 2004. In June, we were awarded the prestigious Russel Wright Award for the Marketing of Modernism. In addition we received four Best of NeoCon® awards for our innovative designs and the Office Furniture Dealers Alliance Choice Award for quality of our office systems and our seating, storage and specialty offerings.

In the second quarter of 2005 sales were up 10.6%, operating income increased 33.9% and net income increased 29.5% from the same period a year ago. We continued to see growth across all product categories. Sales volumes continued to increase consistent with the improving overall market condition we are experiencing. Large project activity also continued to gain momentum as we are seeing the number of large dollar orders and projects increase. Increased corporate profitability, growing service sector employment and increased absorption of office space are driving demand for our products. Our Autostrada systems package gained significant traction and our specialty business sales also continued to grow with the new leather and textile introductions and expanded retail and consumer distribution.

Inflation pressures continued to negatively affect our earnings. For the quarter we incurred $5.2 million in commodity and transportation inflation. Deterioration of the U.S. dollar relative to the Canadian dollar also caused us to incur $1.3 million in foreign exchange losses. These inflation costs and foreign exchange losses were partially offset by approximately $3.8 million of price realization, and another $2.0 million of global sourcing and results of our continuous improvement effort. Even with the inflationary pressures and the deterioration of the U.S. dollar relative to the Canadian dollar, we have been able to sustain significant growth in operating profits and net income as compared to the second quarter ended 2004. Our gross margin was relatively flat decreasing 30 basis points from 34.8% in the second quarter of 2004. We expect transportation and oil related commodity inflationary pressures to continue. We plan to continue our efforts to offset inflation.

Critical Accounting Policies

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses and the disclosure of certain contingent assets and liabilities. Actual results may differ from such estimates. On an ongoing basis we review our accounting policies and procedures. A more detailed review of our critical accounting policies is contained in the company’s 10-K report for the year ended December 31, 2004. During the first and second quarters of 2005, there have been no material changes in our accounting policies and procedures.

Results of Operations

Comparison of the Three Months and Six Months Ended June 30, 2005 and 2004

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Consolidated Statement of Operations Data:
Net Sales	$197,726	$178,821	$376,855	$332,145
Gross Profit	68,187	62,174	126,276	109,235
Operating Income	24,095	18,025	41,114	29,538
Interest Expense	6,000	4,635	12,087	8,367
Other Income, net	338	1,329	852	2,747
Income Tax Expense	7,065	5,920	11,660	9,893

Net Income	$11,368	$8,799	$18,219	$14,025

Statistical and Other Data:
Sales Growth (Decline) from Comparable Prior Year	10.6%	1.0%	13.5%	(2.8)%
Gross Profit Margin	34.5%	34.8%	33.5%	32.9%
Backlog	$131,234	$116,206	$131,234	$116,206

Sales

Sales for the second quarter of 2005 were $197.7 million, an increase of $18.9 million, or 10.6%, from sales of $178.8 million for the second quarter of 2004. Sales for the six months ended June 30, 2005 were $376.9 million, an increase of $44.7 million, or 13.5% from sales of $332.1 million for the same period in the prior year.

The increase in sales for the three months and six months ended June 30, 2005 was spread across all product categories with price realization contributing $3.7 million for the quarter and $5.7 million for the six months.

At June 30, 2005, sales backlog was $131.2 million, an increase of $15.0 million, or 12.9%, from sales backlog of $116.2 million as of June 30, 2004. Backlog is not a significant factor used to predict the Company’s long-term business prospects.

Gross Profit and Operating Income

Gross profit for the second quarter of 2005 was $68.2 million, an increase of $6.0 million or 9.7%, from gross profit of $62.2 million for second quarter of 2004. Gross profit for the six months ended June 30, 2005 was $126.3 million, an increase of $17.1 million or 15.7%, from gross profit of $109.2 million for the same period in the prior year. Operating income for the second quarter of 2005 was $24.1 million, an increase of $6.1 million or 33.9%, from operating income of $18.0 million for the second quarter of 2004. Operating income for the six months ended June 30, 2005 was $41.1 million, an increase of $11.6 million or 39.3%, from operating income of $29.5 million for the same period in 2004. As a percentage of sales, gross profit decreased from 34.8% for the second quarter of 2004 to 34.5% for the second quarter of 2005. Operating income as a percentage of sales increased from 10.1% in the second quarter of 2004 to 12.2% over the same period of 2005. For the six months ended June 30, gross profit as a percentage of sales increased from 32.9% in 2004 to 33.5% in 2005. Operating income as a percentage of sales increased from 8.9% in 2004 to 10.9% in 2005.

The increase in gross profit for the quarter and the six months year-to-date resulted from better absorption of overhead on incremental volume by approximately $8.2 million and $20.6 million, respectively. Gross profit also benefited from improved pricing by approximately $3.7 and $5.7 million, respectively, and $2.0 and $5.2 million, respectively, of cost savings realized from ongoing global sourcing initiatives and continuous improvement programs. Offsetting these cost savings were $5.2 million of commodity and transportation inflation for the quarter and $10.7 year-to-date as well as $1.7 million of unfavorable exchange rate impact in the quarter and $3.4 million year-to-date.

Selling, general and administrative expense for the second quarter 2005 was $44.1 million or 22.3% of sales compared to $44.1 million, or 24.7% of sales for the second quarter 2004. Operating expense for the six months ended June 30, 2005 was $85.2 million or 22.6% of sales compared to $79.7 million or 24.0% of sales for the same period in 2004. The increase in operating expenses for the six months ended June 30, 2005 resulted from $1.4 million increased sales compensation as a result of our higher sales and strong profit performance. Increased employee costs of approximately $2.0 million, increased costs of approximately $1.2 million relating to the Company’s trademarks and to the launch of the Knoll Space Program, and the costs of operating as a public company of approximately $1.3 million also negatively impacted operating expenses. Operating expenses in 2004 were also increased as a result of higher product development costs of $1.5 million tied to the 2004 Neocon introduction of Autostrada and to costs associated with our seating product line.

Interest Expense

Interest expense for the quarter and six months ended June 30, 2005 was $6.0 million and $12.1 million, an increase of $1.4 million and $3.7 million, respectively, from the same periods in 2004. The increase in interest expense is largely due to increasing interest rates. The new credit facility entered into on September 30, 2004 bears interest at higher rates than the prior facility. The weighted average rate for the second quarter of 2005 was approximately 6.0%. The weighted average rate for the same period of 2004 was approximately 2.0%.

Other Income (Expense), net

Other income for the second quarter of 2005 was $0.3 million comprised primarily of the change in fair value of the interest rate swap and cap agreements and the foreign exchange transaction gains and losses. Other income for the second quarter of 2004 was $1.3 million comprised primarily of a foreign exchange transaction gain. Other income for the six months ended June 30, 2005 was $0.9 million comprised primarily of a $0.5 million gain on foreign exchange transactions. Other income for the six months ended June 30, 2004 was $2.7 million comprised primarily of a $1.9 million gain on foreign exchange transactions and a $0.8 million unrealized gain from the change in fair value of the interest rate swap and cap agreements.

Income Tax Expense

The mix of pretax income and the varying effective tax rates in the countries in which we operate directly affects our consolidated effective tax rate. Our mix of pretax income was primarily responsible for the net decrease in the effective tax rate from 40.2% in the first quarter of 2004 to 38.3% for the same period in 2005. The effective tax rate for the six months ended June 30, 2005 was 39.0% and 41.4% for the same period in 2004. Non U.S. tax losses for which a tax benefit was not recorded increased the 2004 effective tax rate by approximately 2% over the anticipated statutory rate.

Liquidity and Capital Resources

The following table highlights certain key cash flows and capital information pertinent to the discussion that follows:

	Six Months Ended
	June 30, 2005	June 30, 2004
	(in thousands)
Cash provided by operating activities	$31,936	$24,542
Capital expenditures	5,076	3,376
Net cash used in investing activities	5,061	3,376
Purchase of common stock	92	130
Net repayment of debt	37,000	17,750
Payment of dividends	5,051	—
Net proceeds from issuance of stock	18,790	—
Net cash used for financing activities	23,353	19,402

Historically cash generated by operating activities has been used to fund working capital, capital expenditures and scheduled payments of principal and debt service. Our capital expenditures are typically for new product tooling and manufacturing equipment. These capital expenditures support new products and continuous improvements in our manufacturing processes.

Operating cash flows were $31.9 million and $24.5 million the six month period ended June 30, 2005 and 2004. The increase in operating cash flow in 2005 was largely the result of the year-over-year improvement in net earnings plus non-cash amortizations of stock grants of $2.0 million with the remainder primarily due to changes in working capital.

For the six month period ended June 30, 2005, we used available cash, including the $31.9 million of net cash from operations and $18.8 million of proceeds from the issuance of common stock to fund $5.1 million in capital expenditures, repay $37.0 million of existing debt, and fund dividend payments to shareholders totaling $5.1 million. For the six month period ended June 30, 2004 we used available cash, including the $24.5 million of net cash from operations and $19.8 million of net borrowings under our then-existing revolving credit facility, to fund $3.4 million of capital expenditures, repay $37.5 million of debt and pay $1.5 million of premiums for the early extinguishment of debt.

Cash used in investing activities was $5.1 million for the six month period ended June 30, 2005 and $3.4 million for the same period in 2004. Fluctuations in cash used in investing activities are primarily attributable to the levels of capital expenditures. We estimate that our capital expenditures in 2005 will be approximately $12.0 million.

We continue to have significant liquidity requirements. In addition to the cash requirements for debt service, we have commitments under our operating leases for certain machinery and equipment as well as manufacturing, warehousing, showroom and other facilities used in our operations.

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

Off-Balance Sheet Arrangements

We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market or credit risk that could have arisen if we had engaged in these relationships.

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

The Company has risk in its exposure to certain material and transportation costs. The Company’s largest raw material costs are for steel and plastics. Steel is the primary raw material used in the manufacture of the Company’s products. The prices of plastic are sensitive to the cost of oil, which is used in the manufacture of plastics, and have increased significantly in recent months. We estimate that materials costs for steel and plastic will increase by $12.5 million by the end of 2005. Transportation costs are expected to increase by approximately $3.3 million in 2005. The Company is currently working to offset these price changes in raw materials and transportation through our global sourcing initiatives, cost improvements and price increases to our products.

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

Foreign Currency Exchange Rate Risk

The Company manufactures its products in the United States, Canada and Italy and sells its products in those markets as well as in other European countries. The Company’s foreign sales and certain expenses are transacted in foreign currencies. The Company’s production costs, profit margins and competitive position are affected by the strength of the currencies in countries where it manufactures or purchases goods relative to the strength of the currencies in countries where the Company’s products are sold. Additionally, as the Company reports currency in the U.S. dollar, our financial position is affected by the strength of the currencies in countries where it has operations relative to the strength of the U.S. dollar. The principal foreign currencies in which the Company conducts business are the Canadian dollar and the Euro. Approximately 12.2% of the Company’s revenues for the first half of 2005 and 10.8% in the same period for 2004, and 35.6% of its cost of goods sold for the first half of 2005 and 32.1% for the same period in 2004, were denominated in currencies other than the U.S. dollar. Foreign currency exchange rate fluctuations resulted in a $0.5 million gain for the second quarter of 2005, and a $1.9 million gain for the same period in 2004.

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

On April 12, 2005, the Company entered into a foreign currency option contract with a notional amount of $65,000,000 CAD to hedge its exposure to fluctuations in the Canadian dollar. This contract expired June 30, 2005. No gain or loss was recognized in settlement of this contract.

ITEM 4. CONTROLS AND PROCEDURES

With the participation of management, the Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of June 30, 2005, have concluded that, as of such date, the Company’s disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS

Repurchases of Equity Securities

The following is a summary of share repurchase activity during the period from April 1, 2005 through June 30, 2005.

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

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)
April 1, 2005 –April 30, 2005	400	16.74
May 1, 2005 – May 31, 2005	100	17.37
June 1, 2005 –June 30, 2005	700	17.20

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Executive Officer.

31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer.

32.1	Sarbanes-Oxley Act of 2002, Section 906 Certification for Chief Executive Officer.

32.2	Sarbanes-Oxley Act of 2002, Section 906 Certification for Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOLL, INC.

Date: August 12, 2005

By:	/s/ Andrew B. Cogan
Andrew B. Cogan
Chief Executive Officer, Knoll, Inc. and Director

Date: August 12, 2005

By:	/s/ Barry L. McCabe
Barry L. McCabe
Chief Financial Officer