Form 10-Q
period 2005-09-30
KNOLL INC
filed 2005-11-14
CIK 1011570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of November 04, 2005, there were 52,284,579 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

KNOLL, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

KNOLL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands, Except Per Share Data)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,309	$9,052
Customer receivables, net	107,254	98,440
Inventories	52,647	49,586
Deferred income taxes	11,182	12,240
Prepaid and other current assets	12,652	9,886

Total current assets	197,044	179,204

Property, plant and equipment, net	144,576	150,992
Goodwill	45,388	45,408
Intangible assets, net	191,507	191,974
Other non-trade receivables	4,533	5,465
Other noncurrent assets	1,299	1,196

Total Assets	$584,347	$574,239

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$102	$108
Accounts payable	52,767	45,613
Income taxes payable	7,879	4,246
Other current liabilities	58,227	61,745

Total current liabilities	118,975	111,712

Long-term debt	333,586	392,750
Deferred income taxes	52,448	46,823
Postretirement benefits other than pension	24,639	23,513
Pension liability	4,450	7,597
International retirement obligation	5,337	5,771
Other noncurrent liabilities	7,377	7,418

Total liabilities	546,812	595,584

Stockholders’ equity (deficit):
Common stock, $0.01 par value; 200,000,000 shares authorized; 52,273,101 issued and outstanding (net of 183,139 treasury shares) in 2005 and 49,475,364 shares issued and outstanding (net of 118,600 treasury shares) in 2004	522	495
Additional paid-in-capital	81,771	45,275
Unearned stock grant compensation	(21,758)	(23,833)
Accumulated deficit	(37,175)	(55,925)
Accumulated other comprehensive income	14,175	12,643

Total stockholders’ equity (deficit)	37,535	(21,345)

Total Liabilities and Stockholders’ Equity (Deficit)	$584,347	$574,239

See accompanying notes.

KNOLL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	$209,333	$181,441	$586,188	$513,586
Cost of goods sold	137,900	118,439	388,479	341,349

Gross profit	71,433	63,002	197,709	172,237
Selling, general and administrative expenses	45,110	41,804	130,272	121,501

Operating income	26,323	21,198	67,437	50,736
Interest expense	6,214	4,866	18,301	13,233
Other expense, net	1,933	4,932	1,081	2,185

Income before income tax expense	18,176	11,400	48,055	35,318
Income tax expense	9,980	5,435	21,640	15,328

Net income	$8,196	$5,965	$26,415	$19,990

Net earnings per share:

Basic	$.16	$.13	$.52	$.43

Diluted	$.15	$.12	$.50	$.42

Dividends per share	$.05	$1.53	$.15	$1.53

Weighted-average shares of common stock outstanding:

Basic	51,972,198	46,297,630	50,852,279	46,300,556

Diluted	53,792,442	47,960,812	52,698,150	47,964,546

See accompanying notes.

KNOLL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars In Thousands)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$26,415	$19,990
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	13,947	15,921
Amortization of intangible assets	468	1,539
Loss on disposal of fixed assets	253	—
Write-off of deferred financing fees	—	2,517
Foreign currency loss	1,692	996
Tax benefit from exercise of stock options	8,128	—
Amortization of stock grants	3,013	—
Unrealized gain on foreign currency exchange contract	(85)	—
Other non-cash items	(114)	(795)
Changes in assets and liabilities:
Customer receivables	(9,674)	(4,058)
Inventories	(3,285)	(7,662)
Accounts payable	7,123	(270)
Current and deferred income taxes	7,094	10,605
Other current assets	(666)	(3,525)
Other current liabilities	(2,704)	(3,246)
Other noncurrent assets and liabilities	(955)	4,189

Cash provided by operating activities	50,650	36,201

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(7,631)	(7,146)
Proceeds from disposal of property, plant, and equipment	15	1

Cash used in investing activities	(7,616)	(7,145)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (repayment) from revolving credit facilities, net	—	(223,750)
Proceeds from the issuance of long term debt	—	425,000
Repayment of long-term debt	(59,098)	(156,250)
Deferred Financing Fees	—	(5,431)
Payment of dividends	(7,665)	(68,183)
Net proceeds from issuance of common stock	29,524	—
Purchase of common stock for treasury	(1,193)	(186)

Cash used in financing activities	(38,432)	(28,800)

Effect of exchange rate changes on cash and cash equivalents	(345)	563

Increase in cash and cash equivalents	4,257	819

Cash and cash equivalents at beginning of period	9,052	11,517

Cash and cash equivalents at end of period	$13,309	$12,336

See accompanying notes.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Knoll, Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet of the Company, as of December 31, 2004, was derived from the Company’s audited consolidated balance sheet as of that date (See Note 12). All other consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company’s operations and cash flows for the periods presented. All of these adjustments are of normal recurring nature. All intercompany balances and transactions have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2004.

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities however, in periods of abnormal high production, the amount of fixed overhead allocated to products is decreased so that inventories are not measured above cost. The Company is required to adopt these provisions on January 1, 2006 and does not believe there will be a material impact from SFAS 151 on the consolidated financial statements.

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

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company is currently evaluating the requirements of SFAS 123(R) and expects to use the Black-Scholes option-pricing model to value all of its unvested stock options and the modified-prospective method in applying the requirements of SFAS No. 123(R) beginning January 1, 2006. The Company has not yet finalized the effect of applying these methods but most likely the effect will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123(See Note 9).

NOTE 3: INVENTORIES

Inventories, net consist of:

	September 30, 2005	December 31, 2004
	(in thousands)
Raw Materials	$28,109	$23,427
Work-in-Process	6,106	6,129
Finished Goods	18,432	20,030

	$52,647	$49,586

Inventory reserves for obsolescence and other estimated losses were $6,010 and $6,347 at September 30, 2005 and December 31, 2004, respectively.

NOTE 4: INCOME TAXES

In the fourth quarter of 2004, the United States Congress passed The American Jobs Creation Act of 2004 (the Act), which introduced a new tax deduction for computing taxable profits from the sale of products manufactured in the United States and a special one-time dividends received deduction on the repatriation of certain foreign earnings upon meeting certain criteria. The Act provides for a deduction of 85% of foreign earnings that are repatriated. The deduction is available through December 31, 2005. On July 27, 2005, the Company formalized a plan to repatriate $45 million of foreign earnings from its Canadian operations. The Company repatriated $20 million during the third quarter of 2005 and expects to repatriate the remaining $25 million during the fourth quarter of 2005.

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provisions for the three months and nine months ended September 30, 2005 and 2004 were based on the estimated effective tax rates applicable for the full years ending December 31, 2005 and 2004, after giving effect to items specifically related to the interim periods. The Company’s effective tax rate was 55% and 48% for the three months ended September 30, 2005 and 2004, respectively and 45% and 43% for the nine months ended September 30, 2005 and 2004, respectively. The Company’s effective tax rate for the three months and nine months ended September 30, 2005 was higher than federal, state and foreign statutory rates as a result of the $3.1 million tax effect related to the Company’s plan to repatriate $45 million of foreign earnings from its Canadian operations. $20 million has been repatriated during the third quarter of 2005. The Company’s effective tax rate for the three months and nine months ended September 30, 2004 was higher than federal, state and foreign statutory rates as a result of losses realized in certain non-U.S. jurisdictions for which no tax benefits have been recognized and the inclusion of $654,000 non-deductible IPO costs. The Company’s non-U.S. operations are expected to approximate breakeven in 2005 and consequently the taxes on current year operating results will have negligible impact on the consolidated effective tax rate.

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

NOTE 5: DERIVATIVE FINANCIAL INSTRUMENTS

In October 2004, as required by the Company’s credit facility, the Company entered into an interest rate swap agreement and an interest rate cap agreement for purposes of managing its risk in market interest rate fluctuations. These agreements hedge interest rate risk on a notional amount of approximately $212.5 million of the Company’s borrowings under the credit facility. Under the interest rate swap agreement, the Company pays a fixed rate of interest of 3.010% and receives a variable rate of interest equal to three-month London Interbank Offered Rate (LIBOR), as determined on the last day of each quarterly settlement period on an aggregated notional principal amount of $50.0 million. Changes in the fair value of interest rate swap agreement are recorded in the period the value of the contract changes. The net amount paid or received upon quarterly settlements is recorded as an adjustment to interest expense, while the change in fair value is recorded as a component of accumulated other comprehensive income in the equity section of the balance sheet. The interest rate cap agreement sets a maximum interest rate on a notional amount and utilizes LIBOR as a variable-rate reference. Under the new cap agreement, the Company paid a premium of $425 thousand for a cap rate of 4.250% on $162.5 million of the Company’s borrowing under the new credit facility. Because the interest rate cap did not offset the change in cash flows related to the interest payments on the debt, the interest rate cap agreement is considered ineffective and the change in fair value of the contract is reported in earnings in the period the value of the contract changes as a component of other income (expense). Both the interest rate swap agreement and the interest rate cap agreement mature on September 30, 2006.

The aggregate fair market value of the interest rate swap and cap agreements as of September 30, 2005 was $1.1 million and is included in other non-current assets in the Company’s consolidated balance sheet as of September 30, 2005. For the three month period ended September 30, 2005, the Company recognized an aggregate net gain related to the agreements of $469 thousand, of which $61 thousand was recorded as interest income, $250 thousand was recorded as other income in the Company’s consolidated statement of operations, and $158 thousand pre-tax was recorded in other comprehensive income. For the three month period ended September 30, 2004, the Company recognized no benefit or loss related to the agreements.

For the nine month period ended September 30, 2005, the Company recognized an aggregate net benefit related to the agreements of $580 thousand, of which $14 thousand was recorded as interest income, $133 thousand was recorded as a component of other income in the Company’s consolidated statement of operations, and $433 thousand pre-tax was recorded as other comprehensive income. The aggregate fair market value of the interest rate agreements as of December 31, 2004 was $526 thousand, all of which was included in other non-current assets in the Company’s consolidated balance sheet as of December 31, 2004. The Company’s interest rate collar agreements expired in February 2004. For the nine month period ended September 30, 2004, the Company recognized an aggregate net loss related to the agreements of $3 thousand, of which $847 thousand was recorded as interest expense and $844 thousand was recorded as a component of other income in the Company’s consolidated statement of operations.

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

As of September 30, 2005, the Company had no outstanding foreign currency contracts. The aggregate fair market value of the foreign currency option contract outstanding at December 31, 2004 was $(87) thousand all of which was included in prepaid and other current assets in the Company’s consolidated balance sheet. For the three month period ended September 30, 2005 the Company recognized no gain or loss related to the agreements. For the three month period ended September 30, 2004, the Company recognized a net loss of $505 thousand. For the nine month period ended September 30, 2005, the Company recognized a net gain of $85 thousand related to an agreement settled during the period. For the nine month period ended September 30, 2004 the Company recognized a net loss of $202 thousand.

NOTE 6: DIVIDENDS

On September 30, 2005, June 30, 2005 and March 30, 2005, the Company paid a $.05 per share cash dividend to stockholders of record on September 15, 2005, June 15, 2005 and March 16, 2005, respectively, resulting in aggregate dividends of $7.7 million (approximately $2.5 million per declaration).

In August 2005, the Board of Directors announced its intention to declare and pay quarterly cash dividends of $.10 per share beginning in the fourth quarter of 2005.

NOTE 7: CONTINGENT LIABILITIES AND COMMITMENTS

The Company is currently involved in matters of litigation, including environmental contingencies, arising in the ordinary course of business. The Company accrues for such matters when expenditures are probable and reasonably estimable. Based upon information presently known, management is of the opinion that such litigation, either individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

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

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Nine Months Ended
	September 30, 2005	September 30, 2004
	(in thousands)
Balance at beginning of period	$5,019	$5,647
Provision for warranty claims	4,967	4,413
Warranty claims paid	(4,842)	(5,136)

Balance at end of period	$5,144	$4,924

The Company is currently involved in various agreements in which it guarantees a percentage of the contract value between certain clients and a financing company. Under the terms of the agreements, the Company is liable for the guaranteed amount upon nonpayment by the client. As of September 30, 2005, the arrangements have expiration dates that range from 2005 to 2008 and the Company has recorded a liability of $535,000, which is the maximum potential liability under these guarantees. No recourse provisions or collateral exists which would allow the Company to recover amounts paid.

NOTE 8: PENSIONS

The following table presents the interim disclosure requirements of components of the Company’s net periodic cost (benefit) related to its defined benefit pension plans for the three months and nine months ended September 30, 2005 and 2004, respectively:

	Pension Benefits		Other Benefits
	Three months ended		Three months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(in thousands)
Service cost	$2,157	$2,248	$219	$218
Interest cost	1,310	1,138	466	405
Expected return on plan assets	(1,225)	(1,042)	—	—
Amortization of prior service cost	19	19	(56)	(56)
Recognized actuarial loss	45	89	108	67

Net periodic benefit cost	$2,306	$2,452	$737	$634

	Pension Benefits		Other Benefits
	Nine months ended		Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(in thousands)
Service cost	$6,471	$6,742	$657	$653
Interest cost	3,930	3,413	1,398	1,215
Expected return on plan assets	(3,675)	(3,125)	—	—
Amortization of prior service cost	57	58	(168)	(168)
Recognized actuarial loss	135	267	324	202

Net periodic benefit cost	$6,918	$7,355	$2,211	$1,902

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the third quarter of 2005, the Company made an additional contribution to its defined benefit pension plan of $6.6 million from the cash received from the foreign earnings repatriation and pursuant to the conditions of the American Jobs Creation Act of 2004.

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

	Three months ended		Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(in thousands, except per share data)
Net income-as reported	$8,196	$5,965	$26,415	$19,990
Add:
Earned stock grant compensation	1,013	—	3,013	—
Other stock-based compensation (income)	188	92	141	357
Deduct:
Total stock-based employee compensation determined under the fair value based method	(1,573)	(684)	(4,701)	(1,394)

As adjusted net income	$7,824	$5,373	$24,868	$18,953

Earnings per share:
Basic-as reported	$.16	$.13	$.52	$.43
Diluted-as reported	$.15	$.12	$.50	$.42
Basic-as adjusted	$.15	$.12	$.49	$.41
Diluted-as adjusted	$.15	$.11	$.47	$.40

NOTE 10: OTHER COMPREHENSIVE INCOME

Comprehensive income (loss) consists of net earnings, foreign currency translation adjustments, minimum pension liability, and unrealized gains (losses) on derivatives. Comprehensive income was approximately $12.6 million and $11.1 million for the three months ended September 30, 2005 and September 30, 2004, respectively. For the nine months ended September 30, 2005 and September 30, 2004, comprehensive income totaled $28.0 million and $22.2 million, respectively. The following presents the components of “Accumulated Other Comprehensive Income (Loss)” for the period indicated.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Nine months ended:	Beginning Balance	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Ending Balance
September 30, 2005
Minimum pension liability	$(7)	$—	$—	$—	$(7)
Foreign currency translation adjustment	12,500	1,272	—	1,272	13,772
Unrealized gain (loss) on derivative	150	433	(173)	260	410

Accumulated other comprehensive income (loss), net of tax	$12,643	$1,705	$(173)	$1,532	$14,175

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

	Three months ended		Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Weighted average shares of common stock outstanding-basic	51,972	46,298	50,852	46,301
Potentially dilutive shares resulting from stock plans	1,820	1,663	1,846	1,664

Weighted average common shares-diluted	53,792	47,961	52,698	47,965

Antidilutive options not included in the weighted average common shares - diluted	75	2,793	125	2,535

Common stock activity for the nine months ended September 30, 2005 and 2004, included the repurchase of approximately 64,500 shares for $1.2 million and 11,100 shares for $186 thousand, respectively. For the nine months ended September 30, 2005 common stock activity also included the issuance of 2,862,382 shares for $28.4 million under the Company’s stock based compensation plan.

NOTE 12: RECLASSIFICATIONS

Certain reclassifications have been made to the prior year balance sheet to conform to the current year presentation.

NOTE 13: SUBSEQUENT EVENT

On October 3, 2005, the Company amended and restated its existing senior credit facility. The new senior secured facility permits the Company to borrow an aggregate principal amount of up to $450 million, consisting of a $200 million revolving credit facility and a $250 million term loan facility. The Company used the proceeds of the term loan facility and a $92 million borrowing under the revolving credit facility to repay amounts outstanding under the previously existing senior credit facility of $333 million, plus accrued interest and to pay related fees and expenses.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The $250 million term loan is subject to a 0.25% quarterly principal amortization equal to $625 thousand per quarter with the remaining principal due on October 2, 2012. Loans made pursuant to the revolving credit facility may be borrowed, repaid and reborrowed from time to time until October 2, 2010, subject to satisfaction of certain conditions on the date of any such borrowing. Obligations under the credit facility are currently secured by a first security interest in substantially all of the Company’s assets and properties, as well as those of the Company’s domestic subsidiaries. Following an improvement of the Company’s debt ratings to specified levels, the indebtedness will be secured only by a pledge of the capital stock of each of the Company’s wholly owned domestic subsidiaries and 65% of the capital stock of each of the Company’s, and the wholly owned domestic subsidiaries’, first tier international subsidiaries. Borrowings under the credit agreement bear interest at a floating rate based, at the Company’s option, upon (i) a LIBOR rate plus an applicable percentage or (ii) the greater of the federal funds rate plus 0.5% or the prime rate, plus an applicable percentage.

The senior credit agreement contains a letter of credit subfacility that allows for the issuance of up to $15,000,000 in letters of credit and a swing-line loan subfacility that allows for issuance of up to $10,000,000 in swing-line loans. The amount available for borrowing under the revolving credit facility is reduced by the total outstanding letters of credit and swing-line loans.

The Company is required to pay a commitment fee equal to 0.5% per annum on the unused portion of the revolving credit facility, subject to adjustment based upon the Company’s leverage ratio. In addition, the Company is required to pay a letter of credit equal to the applicable margin payable on revolving credit facility loans maintained as LIBOR loans, subject to adjustment under similar circumstances.

In addition, the credit agreement also contains various affirmative and negative covenants that among other things, limit, subject to certain exceptions, the incurrence of additional indebtedness; capital expenditures in excess of a specified amount in any fiscal year (with a two-year carry-over); and declaration or payment of dividends and stock repurchases.

As a result of completing the Company’s amended credit facility, the Company expects to incur approximately $1.0 million of costs related to putting the new facility in place and to write-off approximately $3.7 million of deferred financing fees related to the old facility.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations provides an account of the Company’s financial performance and financial condition that should be read in conjunction with the accompanying unaudited condensed consolidated financial statements.

Overview

This quarter continued to produce double digit sales growth marking it our sixth consecutive quarter of year-over-year sales growth. We not only experienced double digit growth in sales but also in backlog, operating profits, net income and earnings per share. We achieved this growth in spite of inflationary pressures and the negative foreign exchange impact associated with the strengthening of the Canadian dollar.

The outlook for the industry continues to be positive and economic indicators support further industry expansion. Office vacancy rates are continuing to decrease, while new office construction activity is picking up. New building construction tends to drive larger size office system projects and our growth is evidence of that.

Overall net sales for the quarter increased 15.4 % to $209.3 million over the same period a year ago. Sales are continuing to increase across all product categories. Third quarter gross profit increased 13.3%, operating income increased 24.1% and net income increased 37.4% over the same period a year ago.

Inflation pressures continued to negatively impact our gross margins. For the quarter, we incurred $4.6 million in commodity and transportation inflation. Deterioration of the U.S. dollar relative to the Canadian dollar led to $1.9 million in foreign exchange losses. These inflation costs and foreign exchange losses were partially offset by approximately $3.7 million of price realization, and another $1.8 million from global sourcing and continuous improvement efforts. Even with the inflationary pressures and the deterioration of the U.S. dollar relative to the Canadian dollar, we have been able to sustain significant growth in operating profits and net income as compared to the third quarter ended 2004.

Also during the quarter we began the first stage of exiting an 80,000 square foot leased facility in Canada. The lease expires this December. Operations in this leased facility will be consolidated into our main operating facility in Toronto. We expect to complete the move by the end of the year and estimate restructuring charges of approximately $800,000 relating to this move. $200,000 of these charges were incurred in the third quarter 2005 and the balance is expected to be incurred in the fourth quarter.

Critical Accounting Policies

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses and the disclosure of certain contingent assets and liabilities. Actual results may differ from such estimates. On an ongoing basis we review our accounting policies and procedures. A more detailed review of our critical accounting policies is contained in the company’s 10-K report for the year ended December 31, 2004. During the first three quarters of 2005, there have been no material changes in our accounting policies and procedures.

Results of Operations

Comparison of the Three Months and Nine Months Ended September 30, 2005 and 2004

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Consolidated Statement of Operations Data:
Net Sales	$209,333	$181,441	$586,188	$513,586
Gross Profit	71,433	63,002	197,709	172,237
Operating Income	26,323	21,198	67,437	50,736
Interest Expense	6,214	4,866	18,301	13,233
Other Expense , net	1,933	4,932	1,081	2,185
Income Tax Expense	9,980	5,435	21,640	15,328

Net Income	$8,196	$5,965	$26,415	$19,990

Statistical and Other Data:
Sales Growth (Decline) from Comparable Prior Year	15.4%	2.8%	14.1%	(0.9)%
Gross Profit Margin	34.1%	34.7%	33.7%	33.5%
Backlog	$125,409	$113,748	$125,409	$113,748

Sales

Sales for the third quarter of 2005 were $209.3 million, an increase of $27.9 million, or 15.4%, from sales of $181.4 million for the third quarter of 2004. Sales for the nine months ended September 30, 2005 were $586.2 million, an increase of $72.6 million, or 14.1% from sales of $513.6 million for the same period in the prior year primarily due to higher sales volume across all our product categories and Europe. Price realization, resulting from price increases implemented in May and December 2004 and adjustments to product discounts, contributed $3.7 million for the quarter and $9.0 million for the nine months.

At September 30, 2005, sales backlog was $125.4 million, an increase of $11.6 million, or 10.2%, from sales backlog of $113.8 million as of September 30, 2004. Backlog is not a significant factor used to predict the Company’s long-term business prospects.

Gross Profit and Operating Income

Gross profit for the third quarter of 2005 was $71.4 million, an increase of $8.4 million or 13.3%, from gross profit of $63.0 million for third quarter of 2004. Gross profit for the nine months ended September 30, 2005 was $197.7 million, an increase of $25.5 million or 14.8%, from gross profit of $172.2 million for the same period in the prior year. Operating income for the third quarter of 2005 was $26.3 million, an increase of $5.1 million or 24.1%, from operating income of $21.2 million for the third quarter of 2004. Operating income for the nine months ended September 30, 2005 was $67.4 million, an increase of $16.7 million or 32.9%, from operating income of $50.7 million for the same period in 2004. As a percentage of sales, gross profit decreased from 34.7% for the third quarter of 2004 to 34.1% for the third quarter of 2005. Operating income as a percentage of sales increased from 11.7% in the third quarter of 2004 to 12.6% over the same period of 2005. For the nine months ended September 30, 2005 gross profit as a percentage of sales increased from 33.5% in 2004 to 33.7% in 2005. Operating income as a percentage of sales increased from 9.9% during the first nine months of 2004 to 11.5% during the same period in 2005, primarily due to higher sales, which allow for better absorption of fixed operating costs.

The increase in gross profit for the quarter and the nine months year-to-date is a result of better absorption of overhead on incremental volume of approximately $10.9 million and $30.9 million, respectively. Gross profit also benefited by approximately $3.7 and $9.0 million from improved pricing, and $1.8 and $6.3 million, of cost savings realized from ongoing global sourcing initiatives and continuous improvement programs. Offsetting these cost savings were $4.6 million of commodity and transportation inflation for the quarter and $13.9 year-to-date as well as $1.9 million of unfavorable exchange rate impact in the quarter and $5.6 million year-to-date. While we have been largely successful in countering material inflation through our global sourcing and continuous improvement programs, we have not been successful in offsetting the increase in our foreign exchange transaction costs.

Selling, general and administrative expense for the third quarter 2005 was $45.1 million or 21.6% of sales compared to $41.8 million, or 23.0% of sales for the third quarter 2004. Operating expense for the nine months ended September 30, 2005 was $130.3 million or 22.2% of sales compared to $121.5 million or 23.7% of sales for the same period in 2004. Increased performance based compensation of approximately $0.8 million, $1.0 million non-cash stock-based compensation related to restricted stock grants, and the incremental costs of operating as a public company of approximately $1.0 million negatively impacted operating expenses for the third quarter of 2005. Operating expenses in the third quarter of 2004 included $600 thousand of costs associated with our 2004 initial public offering. The $8.8 million increase in selling, general, and administrative expense for the first nine months of 2005 as compared to the same period in 2004 is due to approximately $2.5 million of incremental costs of operating as a public company, $3.0 million as a result of non-cash stock-based compensation and $2.2 million of performance-based compensation.

Interest Expense

Interest expense for the quarter and nine months ended September 30, 2005 was $6.2 million and $18.3 million, an increase of $1.4 million and $5.1 million, respectively, from the same periods in 2004. The increase in interest expense is largely due to increasing interest rates. The credit facility entered into on September 30, 2004 bore interest at higher rates than the prior facility. The weighted average rate for the nine months ended September 30, 2005 was approximately 6.5%. The weighted average rate for the same period of 2004 was approximately 3.8%.

Other Expense, net

Other expense for the third quarters of 2005 and 2004 was $1.9 million and $4.9 million comprised primarily of foreign exchange transaction losses caused by the revaluing of the Company’s Canadian intercompany account. Third quarter 2004 also included a $2.5 million write off of deferred financing fees. Other expense for the nine months ended September 30, 2005 was $1.1 million comprised primarily of a $2.0 million loss on foreign exchange transactions offset by gains on the interest rate swap and cap agreements and other miscellaneous income. Other expense for the nine months ended September 30, 2004 was $2.2 million comprised primarily of deferred financing fees of $2.5 million which were written off during the third quarter of 2004, an approximate $500,000 foreign exchange transaction loss and other miscellaneous income.

Income Tax Expense

The mix of pretax income and the varying effective tax rates in the countries in which we operate directly affects our consolidated effective tax rate. The effective tax rate was 54.9% in the third quarter of 2005 compared to 47.7% in the third quarter of 2004. $3.1 million of taxes were related to the one-time repatriation of $45 million of Canadian earnings under the American Job Creations Act, which increased our effective rate by 17% during the third quarter of 2005. The effective tax rate for the nine months ended September 30, 2005 was 45.0% and 43.4% for the same period in 2004. $654,000 of non-deductible IPO costs as well as non U.S. tax losses for which a tax benefit was not recorded increased the 2004 effective tax rate over the anticipated statutory rates.

Liquidity and Capital Resources

The following table highlights certain key cash flows and capital information pertinent to the discussion that follows:

	Nine Months Ended
	September 30, 2005	September 30, 2004
	(in thousands)
Cash provided by operating activities	$50,650	$36,201
Capital expenditures	7,631	7,146
Net cash used in investing activities	7,616	7,145
Purchase of common stock	1,193	186
Net repayment of debt	59,098	156,250
Payment of dividends	7,665	68,183
Net proceeds from issuance of stock	29,524	—
Net cash used for financing activities	38,432	28,800

Historically cash generated by operating activities has been used to fund working capital, capital expenditures and scheduled payments of principal and debt service. Our capital expenditures are typically for new product tooling and manufacturing equipment. These capital expenditures support new products and continuous improvements in our manufacturing processes.

Operating cash flows were $50.7 million and $36.2 million for the nine month period ended September 30, 2005 and 2004. Operating cash flow in 2005 was largely the result of $45.6 million provided by net income plus non-cash amortizations, $8.1 million from the tax benefit of stock options, offset by ($3.1) million of changes in assets and liabilities. Operating cash flows in 2004 resulted from $40.2 million provided by net income plus non-cash amortizations offset by $4.0 million of changes in assets and liabilities.

For the nine month period ended September 30, 2005, we used available cash, including the $50.7 million of net cash from operations and $29.5 million of proceeds from the issuance of common stock to fund $7.6 million in capital expenditures, repay $59.1 million of existing debt, and fund dividend payments to shareholders totaling $7.7 million. For the nine month period ended September 30, 2004 we used available cash, including the $36.2 million of net cash from operations and $45.0 million of net borrowings under our then-existing credit facility, to fund $7.2 million of capital expenditures, and pay $68.2 million in dividends to shareholders.

Cash used in investing activities was $7.6 million for the nine month period ended September 30, 2005 and $7.2 million for the same period in 2004. Fluctuations in cash used in investing activities are primarily attributable to the levels of capital expenditures. We estimate that our capital expenditures in 2005 will be approximately $12.0 million.

During the third quarter of 2005, we made an additional $6.6 million contribution to our defined benefit pension plan. This payment resulted in increasing the value of the plan assets to over 90% of the projected benefit obligation.

On October 3, 2005, we amended and restated our existing credit facility in order to extend the maturities of our outstanding debt, obtain greater financial flexibility and take advantage of favorable debt capital markets to reduce our borrowing costs. In connection with our amended and restated credit facility, we increased our revolving credit facility to $200.0 million and reduced our term loan facility to $250.0 million. Our amended and restated credit facility with various lenders and Bank of America, N.A., as Administrative Agent, and UBS Securities LLC, as Syndication Agent, permits us to borrow an aggregate principal amount of up to $450.0 million, consisting of a $200.0 million revolving credit facility and $250.0 million term loan facility. Our amended and restated credit facility is guaranteed by all our existing and future domestic wholly owned subsidiaries. As of October 3, 2005, our outstanding indebtedness was approximately $342.7 million, a net decrease of approximately $50.2 million from December 31, 2004, and we had outstanding borrowings of $92.0 million on our revolving credit facility.

In addition to our amended and restated credit facility, our foreign subsidiaries maintain local credit facilities to provide credit for overdraft, working capital and other purposes. As of October 3, 2005, total credit available under such facilities was approximately $10.4 million, or the foreign currency equivalent.

We continue to have significant liquidity requirements. In addition to the cash requirements for debt service, we have commitments under our operating leases for certain machinery and equipment as well as manufacturing, warehousing, showroom and other facilities used in our operations.

We are currently in compliance with all of the covenants and conditions under our amended and restated credit facility. We believe that existing cash balances and internally generated cash flows, together with borrowings available under our new revolving credit facility, will be sufficient to fund normal working capital needs, capital spending requirements, debt service requirements and dividend payments for at least the next twelve months. In addition, we believe that we will have adequate funds available to meet long-term cash requirements and that we will be able to comply with the covenants under the credit agreement. Future principal debt payments may be paid out of cash flows from operations, from future refinancing of our debt or equity issuances. However, our ability to make scheduled payments of principal, to pay interest on or to refinance our indebtedness, to satisfy our other debt obligations and to pay dividends to stockholders will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

Environmental Matters

Our past and present business operations and the past and present ownership and operation of manufacturing plants on real property are subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste and the cleanup of properties affected by hazardous substances. As a result, we are involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters and could become subject to fines or penalties related thereto. We cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist. Compliance with more stringent laws or regulations, or stricter interpretation of existing laws, may require additional expenditures by us, some of which may be material. We have been identified as a potentially responsible party pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (‘CERCLA”) for remediation costs associated with waste disposal sites that we previously used. The remediation costs and our allocated share at some of these CERCLA sites are unknown. We may also be subject to claims for personal injury or contribution relating to CERCLA sites. We reserve amounts for such matters when expenditures are probable and reasonably estimable. Based upon information presently known, management is of the opinion that such litigation, either individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

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

Forward-looking Statements

This Form 10-Q contains forward-looking statements, principally in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” Statements and financial discussion and analysis contained in this Form 10-Q that are not historical facts are forward-looking statements. These statements discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to us, based on our current beliefs as well as assumptions made by us and information currently available to us. Forward-looking statements generally will be accompanied by words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “forecast”, “intend”, “may”, “possible”, “potential”, “predict”, “project”, or other similar words, phrases or expressions. Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation: changes in raw material prices and availability, including petroleum-based products and steel; transportation costs; the risks described in the Company’s 2004 Registration Statement on Form S-1; changes in the financial stability of our clients; decreased corporate spending and service sector employment; changes in relationships with clients; the mix of products sold and of clients purchasing our products; the success of new technology initiatives; changes in business strategies and decisions; competition from our competitors; our ability to recruit and retain an experienced management team; restrictions on government spending resulting in fewer sales to one of our largest customers; restrictions in our credit agreement on spending; our ability to protect our patents, copyrights and trademarks; our reliance on furniture dealers to produce sales; claims of third parties arising from allegations of patent, copyright and trademark infringements; violations of environment laws and regulations; potential labor disruptions; adequacy of our insurance policies; the availability of future capital; and currency rate fluctuations. The factors identified above are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement. Unpredictable or unknown factors could also have material adverse effects on us. All forward-looking statements included in this Form 10-Q are expressly qualified in their entirety by the foregoing cautionary statements. Except as required under the Federal securities laws and rules regulations of the SEC, we undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company provided a discussion of our market risk in Item 7A of our 2004 annual report on Form 10-K for the year ended December 31, 2004. During the first nine months of 2005, there was no substantive change in our market risk except for the items noted below:

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

The Company has risk in its exposure to certain material and transportation costs. The Company’s largest raw material costs are for steel and plastics. Steel is the primary raw material used in the manufacture of the Company’s products. The prices of plastic are sensitive to the cost of oil, which is used in the manufacture of plastics, and have increased significantly in recent months. We estimate that materials costs for steel and plastic will increase by $13.0 million by the end of 2005. Transportation costs are expected to increase by approximately $4.1 million in 2005. To date, we have been largely successful in offsetting these price changes in materials and energy through our global sourcing initiatives and price increases to our products, however we have not been successful in offsetting the increase in our foreign exchange rate costs.

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

Foreign Currency Exchange Rate Risk

The Company manufactures its products in the United States, Canada and Italy and sells its products in those markets as well as in other European countries. The Company’s foreign sales and certain expenses are transacted in foreign currencies. The Company’s production costs, profit margins and competitive position are affected by the strength of the currencies in countries where it manufactures or purchases goods relative to the strength of the currencies in countries where the Company’s products are sold. Additionally, as the Company reports currency in the U.S. dollar, our financial position is affected by the strength of the currencies in countries where it has operations relative to the strength of the U.S. dollar. The principal foreign currencies in which the Company conducts business are the Canadian dollar and the Euro. Approximately 11.8% of the Company’s revenues for the nine month period ended September 30, 2005 and 10.1% in the same period for 2004, and 35.9% of its cost of goods sold for the nine month period ended September 30, 2005 and 31.5% for the same period in 2004, were denominated in currencies other than the U.S. dollar. Foreign currency exchange rate fluctuations resulted in a $2.5 million loss for the third quarter of 2005, and a $2.4 million loss for the same period in 2004.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of September 30, 2005, have concluded that, as of such date, the Company’s disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

There were no changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS

Repurchases of Equity Securities

The following is a summary of share repurchase activity during the period from June 1, 2005 through September 30, 2005.

On August 17, 2005, the Company’s Board of Directors approved a stock repurchase program, whereby it authorized the Company to purchase shares of its common stock in the open market from the cash proceeds received by the Company upon exercise of options to purchase shares of the Company’s common stock.

In addition, from time-to-time the Company repurchases shares of common stock under the Company’s 401(k) retirement savings plan. In 1999, the Company issued shares of common stock to the accounts of all actively employed U.S. participants under the 401(k) retirement savings plan at that time. Upon retirement, death, or termination of employment, these participants may sell vested shares of common stock back to the Company. When a participant elects to sell vested shares back to the Company, the Company may elect to purchase those shares or cause them to be sold in the open market.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (3)
July 1, 2005 – July 31, 2005	400	17.51	—
August 1, 2005 – August 31, 2005	30,554	18.54	30,454
September 1, 2005 – September 30, 2005	28,385	18.69	27,985

(1)	900 of these shares were purchased under our 401(k) retirement savings plan.
(2)	These shares were purchased under the Company’s stock repurchase program approved by the Company’s Board of Directors on August 17, 2005. The stock repurchase plan does not have a limit on the number or value of shares purchased or an expiration date.
(3)	There is no limit on the number or value of shares that may be purchased by the Company under the stock repurchase program or for the 401(k) plan.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.2	Amended and Restated Credit Agreement dated October 3, 2005, among Knoll Inc., Bank of America, N.A., as Administrative Agent, UBS Securities LLC, as Syndication Agent, UBS Securities LLC and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Bookrunners, Citibank, F.S.B. Manufactures and Traders Trust Company and Harris N.A., as Co-Documentation Agents, and the other lenders party thereto (Incorporated by reference to Knoll, Inc’s Current Report of Form 8-K, which was filed with the Commission on October 4, 2005.

31.1	Certification for Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification for Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification for Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification for Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOLL, INC.

Date: November 14, 2005

By:	/s/ Andrew B. Cogan
Andrew B. Cogan
Chief Executive Officer, Knoll, Inc. and Director

Date: November 14, 2005

By:	/s/ Barry L. McCabe
Barry L. McCabe
Chief Financial Officer