Form 10-K
period 2005-12-31
KNOLL INC
filed 2006-03-16
CIK 1011570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

(Address, including zip code, and telephone number including area code of principal executive offices)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:    NONE

Indicate by check mark if the issuer is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act.)    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐, Accelerated filer  ☒, Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes  ☐    No  ☒

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $275,924,000 based on the closing sale price as reported on the New York Stock Exchange.

As of March 10, 2006, there were 53,184,013 shares of the Registrants’ common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this report on Form 10-K to the extent stated therein.

PART I

Item 1. Business

General

We are a leading designer and manufacturer of branded office furniture products and textiles. Our commitment to innovation and modern design has yielded a comprehensive portfolio of products designed to provide enduring value and help clients shape their workplaces with imagination and vision. Our products are recognized for high quality and a sophisticated image and are targeted at the middle to upper end of the market. We sell our products primarily in North America through a direct sales force of approximately 300 professionals and a broad network of over 300 independent dealers. Our distinctive operating approach has driven industry leading operating income margins among our primary publicly-held competitors.

Since our founding in 1938, we have been recognized worldwide as a design leader within our industry. Our products are exhibited in major art museums worldwide, including more than 40 pieces in the permanent Design Collection of The Museum of Modern Art in New York. This design legacy continues to flourish today and is embodied in recently introduced, award winning products, including the innovative LIFE™ chair and AutoStrada™ office furniture system. Our design excellence is complemented by a management philosophy that fosters a strong collaborative culture, client-driven processes and a lean, agile operating structure. Our employees are performance-driven and motivated by a variable incentive compensation system and broad-based equity ownership in the company. Together, these core attributes have enabled us to achieve superior financial performance and have positioned us for profitable growth.

Products

We offer a comprehensive and expanding portfolio of high quality office furniture, textiles and leather across five product categories: (i) office systems, which are typically modular and moveable workspaces with functionally integrated panels, work surfaces, desk components, pedestal and other storage units, power and data systems and lighting; (ii) specialty products, including high image side chairs, sofas, desks and tables for the office and home, textiles, accessories and leathers and related products; (iii) seating; (iv) files and storage; and (v) desks, casegoods and tables. Historically, we have derived most of our revenues from office systems, work surfaces, storage and lighting, and from specialty products, including our KnollStudio® collection of signature design classics furnishings, KnollTextiles™, Spinneybeck® leather and KnollExtra® accessories. However, in recent years, we have significantly expanded our product offerings in seating, files and storage, desks and casegoods and tables. Our products and knowledgeable sales force have generated strong brand recognition and loyalty among architects, designers and corporate facility managers, all of whom are key decision makers in the office furniture purchasing process. Our clients are typically Fortune 1000 companies, governmental agencies and other medium to large sized organizations in a variety of industries. We have an over $6 billion installed base of office systems, which provides a strong platform for recurring and add-on sales of products across all our categories.

Major product categories and lines include:

Systems Furniture

We believe that office systems purchases are divided primarily between (i) architect and designer-oriented products and (ii) entry-level products with technology, ergonomic and functional support. Our office systems furniture reflects the breadth of these segments with a variety of planning models and a corresponding depth of product features. Our systems furniture can define or adapt to virtually any office environment from collaborative spaces for team interaction to private executive offices.

Systems furniture consists principally of functionally integrated panels, work surfaces, desk components, pedestal and other storage units, power and data systems and lighting. These components are combined to create flexible, space-efficient work environments that can be moved, re-configured and re-used. Clients, often working with architects and designers, have the opportunity to select from a palette of laminates, paints, veneers and textiles to design workspaces appropriate to their organizations’ personality. Our systems furniture product development strategy aims to insure that product line enhancements can be added to clients’ existing installations, maximizing the value of the clients’ investments in Knoll systems products.

Office systems furniture accounted for approximately 56.8% of sales in 2005, 57.0% of sales in 2004 and 61.5% of sales in 2003.

Our systems furniture product lines include the following panel and desk-based planning models:

AutoStrada

AutoStrada, which we began shipping in the second half of 2004, is one of the most comprehensive office concepts that we have developed. AutoStrada provides aesthetic and functional alternatives to traditional panel-based and desk-based systems furniture with four planning models that combine high-performance furniture with the look of custom millwork. The AutoStrada spine-based, storage-based, wall-based and collaborative/open table planning models leverage a consistent design aesthetic to create a distinctively modern office environment. Whether an office requires a high performance open plan system, architectural casegoods, progressive private office furniture or a collaborative “big table” concept, AutoStrada provides a solution. AutoStrada received a silver 2004 Best of NeoCon® award.

Reff ®

Reff is our flagship wood systems furniture platform. It combines the high performance capabilities of panel-based systems furniture and the refined elegance of wood casegoods, showcasing sophisticated all-wood construction and precisely crafted detail. Reff is available in an extensive range of veneers, durable laminates and metal options that can be used interchangeably in panel-based open areas as well as in private offices, as freestanding casegoods. Reff offers clients a variety of flexible panel types, making it easy to create virtually any type of workstation and has extensive power and data management capabilities for data and communications technology.

Currents®

Our award-winning and innovative Currents system provides advanced power and data capabilities to organizations that require maximum space-planning freedom, advanced technology support and require the mobility of freestanding furniture. The groundbreaking Currents service wall divides space and manages technology. Currents may be used in tandem with existing systems furniture, removing the constraints imposed by conventional panel systems. Currents also integrates with competitors’ systems and freestanding furniture.

Morrison™

Our Morrison furniture system, which meets essential power and data requirements for panel and desk-based planning and private offices, offers one of the broadest ranges of systems performance in the industry. Morrison 120-degree panel-based planning, extends the Morrison legacy of systems planning flexibility through a definitive vocabulary of universal systems components. Morrison has been upgraded continually with interchangeable enhancements from its Morrison Network, Morrison Access and Morrison Options lines. In addition, Morrison integrates with Currents to provide advanced wire management capabilities, as well as with our Calibre and Series 2 desks, pedestals, lateral files, overhead storage cabinets and architectural towers to provide compatible, cost-effective panel and desk-based solutions.

Equity

The distinguishing feature of our Equity product is its unique centerline modularity, which maximizes the efficient use of space for high-density workplaces with a minimal inventory of parts. Equity incorporates power and data capabilities, including desktop features, and integrates with Currents, which is described above, to provide advanced wire management capabilities. Equity components also create modular freestanding desks, and Equity 120-degree planning enables clients to create sleek, hexagonal configurations that are well suited for call and data centers. For both 90- and 120-degree Equity planning, a variety of components accommodate clients’ needs for privacy and storage: add-on screens, bi-fold doors and side-door components. Add-on screens are available in perforated steel, polycarbonate, Plexiglas® and Imago™ to accommodate various aesthetic and budgetary requirements. Equity continues to lead the industry in terms of sustainable design.

Dividends®

Our Dividends product is a straightforward, versatile frame-and-tile furniture system featuring a universal panel frame. Removable panel inserts, which can be ordered in fabric, steel, glass or as marker boards, meet a range of clients’ design and budgetary needs. The Dividends panel frame enables clients to utilize either monolithic, tiled or beltway panel type for applications throughout the workplace, and power and data access may be located virtually anywhere on the panel. The panel, in combination with the universal post, makes the Dividends system easy to re-configure, and workstations do not have to be disassembled to make changes to the panel. Dividends accommodates off-module planning, encouraging workstation design flexibility as well as the placement of freestanding Dividends desk components.

Seating

We continuously research and assess the general landscape of the office seating market, and tailor work chair product development initiatives to enhance our competitive position for ergonomics, aesthetics, comfort and value. We believe that the result of these efforts is an increasingly innovative, versatile seating collection consistent with the Knoll brand.

Key client criteria in work chair selection include superior ergonomics, aesthetics, comfort, quality and affordability, all of which is consistent with our strengths and reputation. We believe that we offer an excellent and fully competitive line up of chairs at a range of price points and performance levels and constructed from varying materials, including mesh, plastic and upholstery.

Our seating product lines are designed and engineered for clients in businesses of all sizes who seek distinctive, comfortable, high performance executive, task, conference and visitor chairs. The LIFE™, RPM®, Sapper, Bulldog®, SOHO™ , Visor™, Chadwick™ , and Essentials™ product lines offer a range of ergonomic features at various price levels.

In January 2006, we introduced our Essentials™ chair collection designed by Jeffrey Bernett, and in 2005, we introduced the Chadwick™ product line designed by Don Chadwick. Both of these work chair offerings target the middle-market and entry price segment.

Office seating accounted for approximately 10.4% of sales in 2005, 9.8% of sales in 2004 and 7.8% of sales in 2003.

Our principal seating lines are:

LIFE™. LIFE™, introduced in 2002, has become an industry benchmark for ergonomic and sustainable design. Recognized for its overall lightness and agility, LIFE™ features intuitive adjustments that bring comfort and effortless control to a new performance level with an extensive range of supportive sitting options and responsive lumbar support. LIFE™ received the gold 2002 Best of NeoCon® award in task seating, two Canadian International Interior Design Exhibition gold awards for both sustainable design and for work chairs and the U.K. FX awards as seating product of the year and overall Interior Product of the year.

RPM. RPM, recognized for outstanding comfort, extraordinary performance and exceptional value, is offered with distinctive fabrics that reflect its stylish design. Engineered for durability, RPM delivers comfort and support, especially for 24-hour work environments.

Chadwick™ . Chadwick™, introduced in 2005, is a multi-functional chair that responds to the changing needs of work chairs. The Chadwick™ chair is an innovative hybrid seating design that accommodates the changing needs of today’s workplace and home office.

Essentials™ . Essentials™, introduced in January 2006, is a traditional, tailored, practical work chair designed to offer the ergonomic comfort and traditional appeal of fully upholstered task chair at an incredible value. Essentials Work Chairs, with two models, Pro™ and Tech™, are a comprehensive range of three task and two side chairs suitable to any office style from the traditional to the progressive.

Files and Storage

Our files and storage products, featuring the Calibre and Series 2 product lines, are designed with unique features to maximize storage capabilities throughout the workplace. Our core files and storage products consist of lateral files, mobile pedestals and other storage units, bookcases and overhead storage cabinets. In 2004, the breadth of our storage products was expanded by introducing new storage towers, including wardrobe towers, bookcase towers and display towers. Knoll Calibre storage towers received a silver 2004 Best of NeoCon® award.

The range of files and storage completes our product offering, allowing clients to address all of their furniture needs with us, especially in competitive bid situations where Knoll office systems, seating, tables and desks have been specified. The breadth of the product line also enables our dealers to offer the files and storage as stand alone products to businesses with smaller requirements.

Files and storage are available in an extensive array of sizes, configurations and colors, which can be integrated with other manufacturers’ stand-alone furniture, thereby increasing our penetration in competitor accounts. In addition, certain elements of the product line can be configured as freestanding furniture in private offices or open-plan environments.

Files and storage accounted for approximately 7.3% of sales in 2005, 7.3% of sales in 2004 and 6.8% of sales in 2003.

Desks, Casegoods, and Tables

We offer collections of adjustable tables as well as meeting, conference, training, dining, and café tables for large scale projects and stand-alone desks and table desks. These items are also sold as stand-alone products through Knoll dealers to businesses with smaller requirements.

Our Crinion, Interaction™, and Upstart™ product lines include adjustable, work, meeting, conference and training tables. These product lines range from independent tables to tables suitable for workstations that support individual preferences for computer and writing heights to plannable desks that can be linked together to build and reshape larger work areas. Additionally, Interaction tables are designed to be compatible with Dividends, Equity, Morrison and Reff office systems.

Our principal desk product lines, detailed to meet the needs of the contemporary office, offer traditional wood casegoods construction synonymous with the Knoll standard of quality. These desk product lines include: Magnusson® and Reff ®, both designed especially to serve the day-to-day wood casegoods requirements of Knoll dealers.

Desks, Casegoods, and Tables accounted for approximately 0.9% of sales in 2005, 1.5% of sales in 2004 and 0.7% of sales in 2003.

Specialty Products

The KnollStudio, KnollTextiles, KnollExtra and Spinneybeck businesses serve as a marketing and distribution umbrella for our portfolio of specialty product lines. These businesses, which represented over 16% of our revenue in 2005, are our highest margin product lines and enhance our design and quality reputation.

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

KnollTextiles, established in 1947 to create high-quality textiles for Knoll furniture, offers upholstery, panel fabrics, wall coverings and drapery that harmonize color, pattern and texture. KnollTextiles offers products for corporate, hospitality, healthcare and residential interiors. KnollTextiles products are used in the manufacture of Knoll furniture and are sold to clients for use in other manufacturers’ products. Extending KnollTextiles’ heritage of product innovation from classic upholstery to ecologically oriented panel fabrics, we introduced Imago in 2000, a product that defined an entirely new category of hard surface materials. Designers who collaborate with us on KnollTextiles include Suzanne Tick and 2x4. In 2005, Knoll Textiles won two Best of NeoCon® awards. In the Wall Treatments category, Adaptations/Aperture, woven vinyl wallcoverings, received the Editor’s Choice award, and in the Panel Fabric category, Micro, Mezzo and Macro, small, medium and large basket-weave panel fabrics made from Terratex recycled polyester, received the Best of NeoCon® Gold award. In January 2006, KnollTextiles partnered with Toray to be the exclusive contract distributor for Ultrasuede® fabrics in the United States, for corporate, hospitality, and healthcare applications. Ultrasuede has been used in the fashion and automotive industries for three decades due to its unique combination of luxury and performance. This partnership reflects are commitment to classic luxury and quality.

KnollExtra offers accessories that complement Knoll office furniture products, including technology support accessories, desktop organizational tools, lighting and storage. KnollExtra integrates technology comfortably into the workplace, meeting the increased demand for flat panel monitor supports, central processing unit holders as cable management with such products as Zorro, Wishbone™ and Rotation, which deliver adjustability and space savings. In 2005, our portable, aluminum, ergonomic support for laptop computers Lapjack won a 2005 Best of NeoCon® gold award. In addition we received the silver and gold 2005 Best of NeoCon® awards for the Copeland Light™ and the Halley™ Light. In 2004, our innovative JellyFish laptop holder won a 2004 Best of NeoCon® gold award.

Spinneybeck Enterprises, Inc. (“Spinneybeck”), our wholly owned subsidiary, offers leathers and related products, including leather rugs and wall panels. Spinneybeck supplies high-quality upholstery leather for use on Knoll furniture and for sale directly to clients, including other office furniture manufacturers, upholsterers, aviation, custom coach and boating manufacturers.

Knoll Space was introduced in the fourth quarter 2004 as a formalized retail sales program to make it easier to bring the best of Knoll furnishings into the individual consumer’s home and home office. The program consists of independent specialty retailers nationwide that will sell our iconic modern classics and selected contemporary designs as well as selected products with cross over home office appeal. Through this program we sell our KnollStudio and selected other products through approximately 50 retailers with an aggregate of over 100 locations.

Specialty products accounted for approximately 16.6% of sales in 2005, 16.5% of sales in 2004 and 15.8% of sales in 2003.

European Products

Knoll Europe has a product offering that allows clients to purchase a complete office environment from a single source. In addition, we offer certain products designed specifically for the European market. Our presence in the European market provides strategic positioning with clients that have international offices where they would like to maintain their Knoll facility standard. In addition to working with North American clients’ international offices, we also have a local European client base.

In Europe the core product categories include: (i) desk systems, including the KnollScope, and the PL1 system; (ii) KnollStudio; (iii) seating, including a comprehensive range of chairs; and (iv) storage units, which are designed to complement Knoll desk products.

Knoll Europe accounted for approximately 7.8% of sales in 2005, 7.7% of sales in 2004 and 7.2% of sales in 2003.

Product Design and Development

Our design philosophy reflects our historical commitment to working with the world’s preeminent designers to develop products and product enhancements that delight and inspire. By combining the designers’ creative vision with our commitment to developing products that address changing business needs, we have been able to generate strong demand for our product offerings and cultivate brand loyalty among target clients. Our reputation as a design leader and history of working with these preeminent designers allows us to continue to attract and collaborate with a diverse group of the world’s leading designers. In addition, these types of collaborations are consistent with our commitment to a lean organizational structure and incentive-based compensation, with the resulting costs a variable royalty-based fee as opposed to fixed costs associated with a larger in-house design staff.

As part of our continuous improvement program, a New Product Commercialization Process has been implemented to ensure the quality and repeatability of the product development processes. This has helped to reduce product development cycle time and improve the quality of output. A significant investment has also been made in Pro/ENGINEER® design tools and rapid prototyping technology to reduce product design and development lead times and improve responsiveness to special requests for customized solutions. Working very closely with the designers during this phase of design and development helps to ensure the most viable products that balance innovative, modern design with practical, functional style. Cross-functional teams are formed for all major development efforts with dedicated leaders to facilitate a seamless flow into manufacture and accountability on cost and schedule. Additionally, throughout the development process, materials that are used are evaluated with a focus on incorporating recycled and recyclable materials into the products.

Research and development expenses, which are expensed as incurred, were $10.8 million for 2005, $12.8 million for 2004, and $9.3 million for 2003.

Sales and Distribution

Our clients are typically Fortune 1000 companies, governmental agencies and other medium to large sized organizations in a variety of industries including education, healthcare and hospitality. We have a direct sales force of approximately 300 professionals and a network of over 300 independent dealers in North America who work in close partnership with clients and design professionals to specify distinctive work environments. Our direct sales representatives, in conjunction with the independent dealers, sell to and call directly on key clients. Our independent dealers also call on many other medium and small sized clients to provide seamless sales support and client service.

Knoll’s products and knowledgeable sales force have generated strong brand recognition and loyalty among architects, designers and corporate facility managers, all of whom are key decision makers in the office furniture purchasing process. Our strong relationships with architects and design professionals help Knoll stay abreast of key workplace trends and position us to better meet the changing needs of clients. For example, we have invested in training all of our Architect and Designer specialists as Leadership in Energy and Environmental Design (“LEED®”) accredited professionals to help clients better address environmental issues that arise in the design of the workplace. Knoll has an over $6 billion installed base of office systems, which provides a strong platform for recurring and add-on sales.

We have aligned our sales force to target strategic areas of opportunity. For example, our Global Business Division was created to target competitively held accounts. We have also placed sales representatives and technical specialists into certain dealerships to support programs such as Knoll Essentials, as well as strengthened our focused seating and KnollExtra sales team with new senior leadership.

In addition to coordinating sales efforts with the sales representatives, the dealers generally handle project management, installation and maintenance for client accounts after the initial product selection and sale. Although many of these dealerships also carry products of other manufacturers, they have agreed not to act as dealers for our principal direct competitors. We have not experienced significant dealer turnover. Our dealers’ substantial commitment to understanding the Knoll product lines, and their strong relationship with us, serve to discourage dealers from changing vendor affiliations. We are not dependent on any one dealer, the largest of which accounted for less than 7.2%, 5.2% and 4.6% of our North American sales in 2005, 2004 and 2003, respectively.

We provide product training for our sales force and dealer sales representatives, who make sales calls primarily to small to medium sized businesses. As part of our commitment to building relationships with our dealer sales representatives, we introduced the Knoll Essentials program in January 2004. Knoll Essentials is a catalog program developed in response to dealer requests for a consolidated, user-friendly selling tool for day-to-day systems, seating, storage and accessory products. The Knoll Essentials program includes dealer incentives to sell Knoll products, and has already, in 2005, increased dealer generated sales by $17.9 million as compared to 2004. We also employ a dedicated team of dealer sales representatives to work with Knoll dealerships.

No single client represented more than 3.0% of our North American sales during 2005. However, a number of U.S. government agencies purchase products through multiple contracts with the General Services Administration, or GSA. Sales to U.S. government entities under the GSA contracts aggregated approximately 12.3% of our consolidated sales in 2005, with no single U.S. government order accounting for more than 2% of consolidated sales. The U.S. government typically can terminate or modify any of its contracts with us either for its convenience or if we default by failing to perform under the terms of the applicable contract.

In Europe, we sell products in largely the same manner as in North America, through a direct sales force and a network of dealers with the majority of sales coming from the United Kingdom, France and Italy, as well as export markets in the Middle East. We also sell products designed and manufactured in North America to the international operations of core clients.

Manufacturing and Operations

We operate manufacturing sites in North America, with plants located in East Greenville, Pennsylvania; Grand Rapids and Muskegon, Michigan; and Toronto, Canada. In addition, we have two plants in Italy: one in Foligno and one in Graffignana. We manufacture and assemble products to specific customer order and operate all facilities under a philosophy of continuous improvement, lean manufacturing and efficient asset utilization. All plants are registered under ISO 9000, an internationally developed set of quality criteria for manufacturing companies. Additionally, the North American plants are ISO 14001 certified, which reflects our commitment to environmentally responsible practices.

The root of Knoll’s continuous improvement efforts lies in the philosophy of lean manufacturing that drives operations. As part of this philosophy, Knoll partners with suppliers who can supply our facilities efficiently, often with just-in-time deliveries, thus allowing Knoll to reduce its raw materials inventory. We also utilize Kaizen work groups in the plants to develop best practices to minimize scrap, time and material waste at all stages of the manufacturing process. The involvement of employees at all levels ensures an organizational commitment to lean and efficient manufacturing operations.

Starting in 2000, new programs and procedures were implemented, which improved operations from order entry through shipment, resulting in more efficient workflows, reduced lead times and enhanced client service. Order-processing time and accuracy was significantly reduced by investing in order entry technology that provides a direct interface with the Knoll dealer network through an Internet based order entry tracking system. In addition, associate safety performance has improved, logistics operations have been outsourced, all while improving service performance. Other areas of focus have been process cycle time, percentage of orders shipped complete and on-time, order correctness and other key measures aimed at driving service improvements.

In addition to the continued focus on enhancing the efficiency of the manufacturing operations, we also seek to reduce costs through our recently initiated global sourcing effort. We have capitalized on raw material and component cost savings available through lower cost global suppliers. This broader view of potential sources of supply has enhanced our leverage with domestic supply sources, and we have been able to reduce cycle times by extracting improvements from all levels throughout the supply chain.

Raw Materials and Suppliers

The purchasing function in North America is centralized at the East Greenville facility. This centralization, and the close relationships with our primary suppliers, has enhanced our ability to realize purchasing economies of scale and implement “just-in-time” inventory practices. Steel, lumber, paper, paint, plastics, laminates, particleboard, veneers, glass, fabrics, leathers and upholstery filling material are used in the manufacturing process. Both domestic and overseas suppliers of these materials are selected based upon a variety of factors, with the price and quality of the materials and the supplier’s ability to meet delivery requirements being primary factors in such selection. There are currently no long-term supply contracts and, as a result, we are vulnerable to fluctuations in the prices for these materials. Materials costs for steel and plastic increased by approximately $14.6 million during 2005 due to increasing prices. In addition, we are currently experiencing the effect of fuel surcharges. In 2005, inflation impacted transportation costs by $6.6 million. The existing and ongoing global sourcing initiative and continuous improvement program, implemented list price increases and selected additional list price increases are anticipated to offset most of these further increased material costs, however the additional impact of transportation inflation will make it more difficult for us to offset all of these costs. We do not rely on any supplier as the sole source of any raw materials or components, except for certain electrical products.

Competition

The office furniture market is highly competitive. Office furniture companies compete on the basis of (i) product design, including performance, ergonomic and aesthetic features, (ii) product quality and durability,

(iii) relationships with clients, architects and designers, (iv) strength of dealer and distributor network, (v) on-time delivery and (vi) price. We estimate that we had a 7.3% market share in the U.S. office furniture market in 2005. We also estimate that five companies, including Knoll, represented approximately 69% of the U.S. market in 2005.

Some of Knoll’s competitors, especially those in North America, are large and have significantly greater financial, marketing, manufacturing and technical resources than us. Our most significant competitors in primary markets are Herman Miller, Inc., Steelcase, Inc., Haworth, Inc. and, to a lesser extent, Allsteel, Inc., an operating unit of HNI Corporation (f/k/a HON Industries, Inc.) and Teknion Corporation. These competitors have a substantial volume of furniture installed at businesses throughout the country, providing a continual source of demand for further products and enhancements. Moreover, the products of these competitors have strong acceptance in the marketplace. Although we believe that we have been able to compete successfully in the markets to date, there can be no assurance that we will be able to continue to do so in the future.

Patents and Trademarks

We consider securing and protecting our intellectual property rights to be important to the business. Knoll owns approximately 82 active U.S. utility patents on various components used in our products and systems and approximately 104 active U.S. design patents. We also own approximately 188 patents in various foreign countries. Knoll owns approximately 52 trademark registrations in the U.S., including registrations to the following trademarks, as well as related stylized depictions of the Knoll word mark: Knoll®, KnollStudio®, KnollExtra®, Good Design Is Good Business®, A3®, Autostrada®, Bulldog®, Calibre®, Currents®, Dividends®, Equity®, Parachute®, Propeller®, Reff®, RPM®, Spinneybeck®, Upstart®, Visor®. We also own approximately 145 trademarks registered in foreign countries. Additionally, we have the right to use the LIFE™ trademark through an exclusive licensing arrangement.

In October 2004, we received registered trademark protection in the United States for five of our world-famous furniture designs created by Ludwig Mies van der Rohe—the Barcelona Chair, the Barcelona Stool, the Barcelona Couch, the Barcelona Table and the Flat Bar Brno Chair. This protection recognizes the renown of these designs and reflects our commitment to ensuring that when architects, furniture retailers, businesses and the public purchase a Ludwig Mies van der Rohe design, they will be purchasing the authentic product, manufactured to the designer’s historic specifications. Barcelona® is a U.S. registered trademark owned by Knoll, Inc.

Backlog

Our sales backlog was $147.3 million at December 31, 2005, $122.5 million at December 31, 2004 and $107.0 million at December 31, 2003. We manufacture substantially all of our products to order and expect to fill substantially all outstanding unfilled orders within the next twelve months. As such, backlog is not a significant factor used to predict our long-term business prospects.

Foreign and Domestic Operations

Our principal manufacturing operations and markets are in North America, and we also have manufacturing operations and markets in Europe. Our sales to clients and net property, plant and equipment are summarized by geographic areas below. Sales to clients are attributed to the geographic areas based on the point of sale.

	United States	Canada	Europe	Consolidated
	(in thousands)
2005
Sales to clients	$715,453	$29,490	$63,017	$807,960
Property, plant and equipment, net	95,074	35,070	12,022	142,166
2004
Sales to clients	$633,787	$18,192	$54,411	$706,390
Property, plant and equipment, net	103,225	33,722	14,045	150,992
2003
Sales to clients	$627,844	$19,263	$50,139	$697,246
Property, plant and equipment, net	111,213	30,448	12,992	154,653

Environmental Matters

We believe that we are substantially in compliance with all applicable laws and regulations for the protection of the environment and the health and safety of our employees based upon existing facts presently known to us. Compliance with federal, state, local and foreign environmental laws and regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes and other related activities has had and will continue to have an impact on our operations, but has, since 1990, been accomplished without having a material adverse effect on our operations. There can be no assurance that such laws and regulations will not change in the future or that we will not incur significant costs as a result of such laws and regulations. We have trained staff responsible for monitoring compliance with environmental, health and safety requirements. Our goal is to reduce and, wherever possible, eliminate the creation of hazardous waste in our manufacturing processes. While it is difficult to estimate the timing and ultimate costs to be incurred due to uncertainties about the status of laws, regulations and technology, based on information currently known to management, we do not expect environmental costs or contingencies to have a material adverse effect on our consolidated financial position, results of operations or cash flows. The operation of manufacturing plants entails risks in these areas, however, and we cannot be certain that we will not incur material costs or liabilities in the future which could adversely affect our operations.

We have been identified as a potentially responsible party pursuant to CERCLA for remediation costs associated with waste disposal sites previously used by us. CERCLA can impose liability for costs to investigate and remediate contamination without regard to fault or the legality of disposal and, under certain circumstances, liability may be joint and several resulting in one responsible party being held responsible for the entire obligation. Liability may also include damages for harm to natural resources. The remediation costs and our allocated share at some of these CERCLA sites are unknown. We may also be subject to claims for personal injury or contribution relating to CERCLA sites. We reserve amounts for such matters when expenditures are probable and reasonably estimable.

Principal Stockholder

Our principal stockholder is Warburg, Pincus Ventures, L.P. As of December 31, 2005, Warburg Pincus and its affiliates beneficially owned approximately 57.1% of the outstanding common stock. On February 17, 2006, certain of Knoll stockholders completed a secondary offering of 13,340,000 shares of common stock, of which 12,995,000 were sold by Warburg Pincus. Following the completion of this offering, Warburg Pincus and its affiliates beneficially own approximately 32.2% of our common stock. Because Warburg Pincus owns less than

50% of the voting power of our common stock, we will no longer be considered a “controlled company” for the purpose of the New York Stock Exchange listing requirements.

Employees

As of December 31, 2005, we employed a total of 3,775 people, consisting of 2,527 hourly and 1,248 salaried employees. The Grand Rapids, Michigan plant is the only unionized plant within the U.S. In August 2002, we reached an agreement with the Carpenters and Joiners of America, Local 1615 on a new four-year collective bargaining agreement covering hourly employees at the plant. The new agreement expires on August 27, 2006, subject to automatic one-year renewals if the agreement is not terminated. From time to time, there have been unsuccessful efforts to unionize at the other North American locations. For example, in August 2004, a petition was filed with the National Labor Relations Board seeking to unionize employees at our Muskegon, Michigan, facility. In September 2004, the employees at this facility voted against unionization. We believe that relations with our employees throughout North America are good. Nonetheless, it is possible that our employees may continue attempts to unionize. Certain workers in our facilities in Italy are represented by unions. We have experienced brief work stoppages from time to time at our plants in Italy, none of which have exceeded eight hours. Work stoppages are relatively common occurrences at many Italian manufacturing plants and are usually related to national or local issues. We have had 10 such work stoppages in 2005, with an average duration of 6.4 hours. None of these work stoppages were unique to us, and these work stoppages have not materially affected our performance.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are made available free of charge through the “Investors Relations” section of our Internet Web site at www.knoll.com, as soon as practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Item 1A. Risk Factors

Our product sales are tied to corporate spending and service-sector employment, which are outside of our control. Our sales and/or growth in sales would be adversely affected by a recessionary economy characterized by decreased corporate spending and service-sector employment.

Our sales are significantly impacted by the level of corporate spending primarily in North America, which, in turn, is a function of the general economic environment. In a recessionary economy, service-sector employment, corporate cash flows and non-residential commercial construction decrease, which typically leads to a decrease in demand for office furniture. For example, from 2001 to 2003, our industry experienced a sales decline of more than 36% as the economy suffered significant reductions in corporate profitability, business confidence, service-sector employment and commercial real estate occupancy rates. In addition, a recessionary economy may also result in saturation of the market by “just new” used office systems, leading to a decrease in demand. Sales of office systems, which have historically accounted for more than half of our revenues, represent longer term and higher cost investments for our clients. As a result, sales of office systems are more severely impacted by decreases in corporate spending than sales of seating, files and storage and casegoods, and demand for office systems typically takes longer to respond to an economic recovery. From 2001 to 2003, industry-wide shipments in the office systems category declined by more than 47% due to the deferral of infrastructure investments by our clients and a saturation of the market by “just new” used office systems created by the increase in vacated office space. Due to a combination of these factors, we experienced a significant decrease in sales and operating profits during the recent economic recession.

Geopolitical uncertainties, terrorist attacks, acts of war, natural disasters, increases in energy and other costs or combinations of such and other factors that are outside of our control could at any time have a significant effect on the North American economy, and, therefore, our business. The occurrence of any of these or similar events in the future could result in downward pressure on the economy, which we would expect to cause demand for our products to decline and competitive pricing pressures to increase.

We may have difficulty increasing or maintaining our prices as a result of price competition, which could lower our profit margins. Our competitors may develop new product designs that give them an advantage over us in making future sales.

Office furniture companies compete on the basis of, among other things, price and product design. Since our competitors offer products that are similar to ours, we face significant price competition from our competitors, which tends to intensify during an industry downturn. This price competition impacts our ability to implement price increases or, in some cases, such as during an industry downturn, maintain prices, which could lower our profit margins. Additionally, our competitors may develop new product designs that achieve a high level of customer acceptance, which could give them a competitive advantage over us in making future sales.

Our efforts to introduce new products that meet customer and workplace requirements may not be successful, which could limit our sales growth or cause our sales to decline.

To keep pace with workplace trends, such as changes in workplace design and increases in the use of technology, and with evolving regulatory and industry requirements, including environmental, health, safety and similar standards for the workplace and for product performance, we must periodically introduce new products. The introduction of new products requires the coordination of the design, manufacturing and marketing of such products, which may be affected by factors beyond our control. The design and engineering of certain of our new products can take up to a year or more, and further time may be required to achieve client acceptance. In addition, we may face difficulties in introducing new products if we cannot successfully align ourselves with independent architects and designers who are able to design, in a timely manner, high quality products consistent with our image. Accordingly, the launch of any particular product may be later or less successful than originally anticipated by us. Difficulties or delays in introducing new products or lack of customer acceptance of new products could limit our sales growth or cause our sales to decline.

We may not be able to manage our business effectively if we are unable to retain our experienced management team or recruit other key personnel.

The success of our operations is highly dependent upon our ability to attract and retain qualified employees and upon the ability of our senior management and other key employees to implement our business strategy. We believe there are only a limited number of qualified executives in the industry in which we compete. We rely substantially upon the services of Andrew B. Cogan, our Chief Executive Officer, and Kathleen G. Bradley, our President and Chief Executive Officer—Knoll, North America. The loss of the services of either of these individuals or other key members of our management team could seriously harm our efforts to successfully implement our business strategy. While we currently maintain key man life insurance policies with respect to Mr. Cogan and Ms. Bradley, this insurance may not be sufficient to compensate us for any harm to our business resulting from loss of their services. The inability to attract and retain other talented personnel could also affect our ability to successfully implement our business strategy.

We are dependent on the pricing and availability of raw materials and components, and price increases and unavailability of raw materials and components could lower sales, increase our cost of goods sold and reduce our profits and margins.

We require substantial amounts of raw materials, which we purchase from outside sources. Raw materials comprised our single largest total cost for the years ended December 31, 2005, 2004 and 2003. Steel, plastics and wood related materials are the main raw materials used in the manufacture of our products. The prices of plastics are sensitive to the cost of oil, which is used in the manufacture of plastics, and have increased significantly during 2005. To date, we have been successful in largely offsetting these recent price changes in raw materials through our global sourcing initiatives, primarily from China, Taiwan, Italy and Germany, our continuous improvement programs and price increases to our products. However, if the prices of certain raw materials continue to increase, we may be unable to continue to offset any further increased costs through our global sourcing initiatives and continuous improvement programs. Our raw materials costs for key commodities increased by approximately $14.6 million during 2005. The prices and availability of raw materials may in the future be subject to change or curtailment due to, among other things, the supply of, and demand for, such raw materials, changes in laws or regulations, including duties and tariffs, suppliers’ allocations to other purchasers, interruptions in production by raw materials or component parts suppliers, changes in currency exchange rates and worldwide price levels. Future changes in the price for, or supply of, these raw materials and components could increase our cost of goods sold and reduce our profits and margins.

In addition, contracts with most of our suppliers are short-term contracts. These suppliers may not continue to provide raw materials and components to us at attractive prices, or, at all, and we may not be able to obtain the raw materials we need in the future from these or other providers on the scale and within the time frames we require. Moreover, we do not carry significant inventories of raw materials, components or finished goods that could mitigate an interruption or delay in the availability of raw materials and components. Any failure to obtain raw materials and components on a timely basis, or any significant delays or interruptions in the supply of raw materials, could prevent us from being able to manufacture products ordered by our clients in a timely fashion, which could have a negative impact on our reputation and our dealership network, and could cause our sales to decline.

We are affected by the cost of energy and increases in energy prices could reduce our margins and profits.

The profitability of our operations is sensitive to the cost of energy through our transportation costs, the costs of petroleum-based materials, like plastics, and the costs of operating our manufacturing facilities. For example, as a result of recent energy price increases, our 2005 transportation costs increased by $6.6 million over the comparable period during 2004. Although we have been successful in countering these recent energy price increases, primarily through our global sourcing initiatives and continuous improvement programs, we may not be able to continue to offset such costs at current price levels, or if these prices continue to increase. If the price of petroleum-based products, the cost of operating our manufacturing facilities and our transportation costs continue to increase, it could have a negative impact on our gross margins and profitability.

We rely upon independent furniture dealers, and a loss of a significant number of dealers could affect our business, financial condition and results of operations.

We rely on a network of independent dealers for the joint marketing of our products to small and mid-sized accounts, and to assist us in the marketing of our products to large accounts. We also rely upon these dealers to provide a variety of important specification, installation and after-market services to our clients. Our dealers operate, generally, under one-year, non-exclusive agreements. There is nothing to prevent our dealers from terminating their relationships with us. In addition, individual dealers may not continue to be viable and profitable. If dealers go out of business or are restructured, we may suffer losses because they may not be able to pay us for furniture previously delivered to them. The loss of a dealer relationship could also negatively affect our ability to maintain market share in the affected geographic market and to compete for and service clients in that market until a new dealer relationship is established. The loss or termination of a significant number of dealer relationships could cause difficulties for us in marketing and distributing our products, resulting in a decline in our sales.

One of our largest clients currently is the U.S. government, which is subject to uncertain future funding levels and federal procurement laws and requires restrictive contract terms; any of these factors could curtail current or future business with the U.S. government.

For the year ended December 31, 2005, we derived approximately 12.3% of our revenue from sales to over 60 agencies and departments within the U.S. government. Our ability to compete successfully for and retain business with the U.S. government is highly dependent on cost-effective performance. Until recently, federal procurement laws required government agencies to purchase furniture products from Federal Prison Industries, Incorporated. If these or similar laws would be re-instituted, it would make it more difficult for us to sell our furniture to agencies and departments of the U.S. government. Our government business is also sensitive to changes in national and international priorities and U.S. government budgets.

The U.S. government typically can terminate or modify any of its contracts with us either for its convenience or if we default by failing to perform under the terms of the applicable contract. A termination arising out of our default could expose us to liability and impede our ability to compete in the future for contracts and orders. Furthermore, if we were found to have committed fraud or a criminal offense in connection with any government contract, we could be suspended or debarred from all further government contracting.

We are highly leveraged, and a significant amount of cash will be required to service our indebtedness. Restrictions imposed by the terms of our indebtedness may limit our operating and financial flexibility.

At December 31, 2005, we had total consolidated outstanding debt of approximately $316.0 million, which consisted of $249.4 million under our fully-drawn term loan facility, $66.0 million under our revolving credit facility and $0.6 million under local credit facilities maintained by our foreign subsidiaries. We also had $1.2 million outstanding under our European line of credit and $4.4 million outstanding commitments under letters of credit. As of December 31, 2005, the total remaining credit available to us under our credit facility and those of our foreign subsidiaries was $138.6 million. Assuming we were to borrow the maximum available to us under our credit facility and those of our foreign subsidiaries, we would have total consolidated outstanding debt of approximately $460 million. The high level of our indebtedness could have important consequences to holders of our common stock, given that:

•	a substantial portion of our cash flow from operations must be dedicated to fund scheduled payments of principal and debt service and will not be available for other purposes;

•	our ability to obtain additional debt financing in the future for working capital, capital expenditures, research and development or acquisitions may be limited by the terms of our credit facility; and

•	the terms of our credit facility also impose other operating and financial restrictions on us, which could limit our flexibility in reacting to changes in our industry or in economic conditions generally.

Our credit facility prevents us from incurring any additional indebtedness other than (i) borrowings under our revolving credit facility; (ii) certain types of indebtedness that may be incurred subject to aggregate dollar limitations identified in the credit facility, including, without limitation, purchase money indebtedness and capital lease obligations not to exceed $30.0 million in the aggregate and unsecured indebtedness not to exceed $50.0 million in the aggregate, and (iii) other types of indebtedness that are not limited to specific dollar limitations, such as indebtedness incurred in the ordinary course of business and unsecured, subordinated indebtedness. The aggregate amount of indebtedness that we may incur pursuant to these exceptions is further limited by the financial covenants in our credit facility and, therefore, will depend on our future results of operations and cannot be determined at this time. Furthermore, although we may incur unlimited amounts of certain types of indebtedness, subject to compliance with these financial covenants, the amount of indebtedness that we may actually be able to incur will depend on the terms on which such types of debt financing are available to us, if available at all.

As a result of the foregoing, we may be prevented from engaging in transactions that might further our growth strategy or otherwise be considered beneficial to us. A breach of any of the covenants in our credit facility could result in a default thereunder. If payments to the lenders under our credit facility were to be accelerated, our assets could be insufficient to repay in full our indebtedness under our credit facility and our other liabilities. Any such acceleration could also result in a foreclosure on all or substantially all of our subsidiaries’ assets, which would have a negative impact on the value of our common stock and jeopardize our ability to continue as a going concern.

We may require additional capital in the future, which may not be available or may be available only on unfavorable terms.

Our capital requirements depend on many factors, including capital improvements, tooling and new product development. To the extent that our existing capital is insufficient to meet these requirements and cover any losses, we may need to raise additional funds through financings or curtail our growth and reduce our assets. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. Equity financings could result in dilution to our stockholders, and the securities may have rights, preferences and privileges that are senior to those of our common stock. If our need for capital arises because of significant losses, the occurrence of these losses may make it more difficult for us to raise the necessary capital.

An inability to protect our intellectual property could have a significant impact on our business.

We attempt to protect our intellectual property rights, both in the United States and in foreign countries, through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements and third-party nondisclosure and assignment agreements. Because of the differences in foreign trademark, patent and other laws concerning proprietary rights, our intellectual property rights do not generally receive the same degree of protection in foreign countries as they do in the United States. In some parts of the world, we have limited protections, if any, for our intellectual property. Our ability to compete effectively with our competitors depends, to a significant extent, on our ability to maintain the proprietary nature of our intellectual property. The degree of protection offered by the claims of the various patents, trademarks and service marks may not be broad enough to provide significant proprietary protection or competitive advantages to us, and patents, trademarks or service marks may not be issued on our pending or contemplated applications. In addition, not all of our products are covered by patents. It is also possible that our patents, trademarks and service marks may be challenged, invalidated, cancelled, narrowed or circumvented.

In the past, certain of our products have been copied and sold by others. We try to enforce our intellectual property rights, but we have to make choices about where and how we pursue enforcement and where we seek and maintain patent protection. In many cases, the cost of enforcing our rights is substantial, and we may determine that the costs of enforcement outweigh the potential benefits. If we are unable to maintain the proprietary nature of our intellectual property with respect to our significant current or proposed products, our competitors may be able to sell copies of our products, which could adversely affect our ability to sell our original products and could also result in competitive pricing pressures.

If third parties claim that we infringe upon their intellectual property rights, we may incur liability and costs and may have to redesign or discontinue an infringing product.

We face the risk of claims that we have infringed third parties’ intellectual property rights. Companies operating in our industry routinely seek patent protection for their product designs, and many of our principal competitors have large patent portfolios. Prior to launching major new products in our key markets, we normally evaluate existing intellectual property rights. However, our competitors may have filed for patent protection which is not, at the time of our evaluation, a matter of public knowledge. Our efforts to identify and avoid infringing third parties’ intellectual property rights may not be successful. Any claims of patent or other intellectual property infringement, even those without merit, could (i) be expensive and time consuming to defend; (ii) cause us to cease making, licensing or using products that incorporate the challenged intellectual property; (iii) require us to redesign, reengineer, or rebrand our products or packaging, if feasible; or (iv) require us to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property.

We could be required to incur substantial costs to comply with environmental requirements. Violations of, and liabilities under, environmental laws and regulations may increase our costs or require us to change our business practices.

Our past and present ownership and operation of manufacturing plants are subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste and the cleanup of properties affected by hazardous substances. As a result, we are involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters and could become subject to fines or penalties related thereto. We cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist. Compliance with more stringent laws or regulations, or stricter interpretation of existing laws, may require additional expenditures by us, some of which may be material. We have been identified as a potentially responsible party pursuant to the Comprehensive Environmental Response Compensation and Liability Act, or CERCLA, for remediation costs associated with waste disposal sites previously used by us. In general, CERCLA can impose liability for costs to investigate and remediate contamination without regard to fault or the legality of disposal and, under certain circumstances, liability may be joint and several, resulting in one party being held responsible for the entire obligation. Liability may also include damages for harm to natural resources. The remediation costs and our allocated share at some of these CERCLA sites are unknown. We may also be subject to claims for personal injury or contribution relating to CERCLA sites. We reserve amounts for such matters when expenditures are probable and reasonably estimable.

We are subject to potential labor disruptions, which could have a significant impact on our business.

Certain of our employees located in Grand Rapids, Michigan and Italy are represented by unions. The collective bargaining agreement for our Grand Rapids location has an initial term that expires on August 27, 2006, with evergreen one-year terms thereafter, but may be terminated by either party on August 27, 2006 and anniversaries thereof with 60 days’ notice. While we have good relations with our Grand Rapids associates and the union, we may be unsuccessful in negotiating and agreeing upon a new collective bargaining agreement at that time if the current collective bargaining agreement is terminated. We have also had sporadic, to date unsuccessful, attempts to unionize our other North American manufacturing locations and have experienced a number of brief work stoppages in recent years at our facilities in Italy as a result of national and local issues. While we believe that we have good relations with our workforce, we may experience work stoppages or other labor problems in the future, and further unionization efforts may be successful. Any prolonged work stoppage could have an adverse effect on our reputation, our vendor relations and our dealership network. Moreover, because substantially all of our products are manufactured to order, we do not carry finished goods inventory that could mitigate the effects of a prolonged work stoppage.

Our insurance may not adequately insulate us from expenses for product defects.

We maintain product liability and other insurance coverage that we believe to be generally in accordance with industry practices, but our insurance coverage does not extend to field visits to repair, retrofit or replace defective products, or to product recalls. As a result, our insurance coverage may not be adequate to protect us fully against substantial claims and costs that may arise from product defects, particularly if we have a large number of defective products that we must repair, retrofit, replace or recall.

We may be vulnerable to the effects of currency exchange rate fluctuations, which could increase our expenses.

We primarily sell our products and report our financial results in U.S. dollars, but we generate some of our revenues and pay some of our expenses in other currencies. Paying our expenses in other currencies can result in a significant increase or decrease in the amount of those expenses in U.S. dollar terms, which affects our profits.

In the future, any foreign currency appreciation relative to the U.S. dollar would increase our expenses that are denominated in that currency. Additionally, as we report currency in the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the Canadian dollar and the Euro. Approximately 11.5% of our revenues in 2005 and 36.1% of our cost of goods sold in 2005 were denominated in currencies other than the U.S. dollar. From time to time we review our foreign currency exposure and evaluate whether we should enter into hedging transactions. We generally do not hedge our foreign currency exposure, and, to the extent that we determine not to do so in the future, we may be vulnerable to the effects of currency exchange rate fluctuations.

Risks Related to Our Common Stock

Our principal stockholder and its affiliates have significant influence on matters requiring stockholder approval and could discourage the purchase of our outstanding shares at a premium.

As of February 17, 2006, our principal stockholder, Warburg Pincus, beneficially owned approximately 32.2% of our outstanding common stock. As a result of Warburg Pincus’ share ownership and representation on our board of directors, Warburg Pincus has significant influence on affairs and actions of our company, including matters requiring stockholder approval such as the election of directors and approval of significant corporate transactions. The interests of Warburg Pincus may differ from the interests of the other stockholders. For example, Warburg Pincus could oppose a third party offer to acquire us that you might consider attractive, and the third party may not be able or willing to proceed unless Warburg Pincus supports the offer. Accordingly, this concentration of ownership may have the effect of delaying or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of our company and may negatively affect the market price of our common stock. Transactions that could be affected by this concentration of ownership include proxy contests, tender offers, mergers or other purchases of common stock that could give you the opportunity to realize a premium over the then-prevailing market price for shares of our common stock.

Our corporate documents and Delaware law contain provisions that could discourage, delay or prevent a change in control of our company.

Provisions in our amended and restated certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable. For example, our amended and restated certificate of incorporation authorizes our board of directors to issue up to 10,000,000 shares of “blank check” preferred stock. Without stockholder approval, the board of directors has the authority to attach special rights, including voting and dividend rights, to this preferred stock. With these rights, preferred stockholders could make it more difficult for a third party to acquire us. In addition, our amended and restated certificate of incorporation provides for a staggered board of directors, whereby directors serve for three-year terms, with approximately one third of the directors coming up for reelection each year. Having a staggered board will make it more difficult for a third party to obtain control of our board of directors through a proxy contest, which may be a necessary step in an acquisition of us that is not favored by our board of directors.

We are also subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. Under these provisions, if anyone becomes an “interested stockholder,” we may not enter into a “business combination” with that person for three years without special approval, which could discourage a third party from making a takeover offer and could delay or prevent a change of control. For purposes of Section 203, “interested stockholder” means, generally, someone owning 15% or more of our outstanding voting stock or an affiliate of ours that owned 15% or more of our outstanding voting stock during the past three years, subject to certain exceptions as described in Section 203. Under one such exception, Warburg Pincus and its affiliates do not constitute an “interested stockholder.”

Upon any change in control, the lenders under our credit facility would have the right to require us to repay all of our outstanding obligations under the facility.

Our stock price may be volatile, and your investment in our common stock could suffer a decline in value.

There has been significant volatility in the market price and trading volume of equity securities, which may be unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations may negatively affect the market price of our common stock. Some specific factors that may have a significant effect on our common stock market price include:

•	actual or anticipated fluctuations in our operating results or future prospects;

•	our announcements or our competitors’ announcements of new products;

•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	changes in our growth rates or our competitors’ growth rates;

•	our inability to raise additional capital;

•	conditions of the office furniture industry as a result of changes in financial markets or general economic conditions, including those resulting from war, incidents of terrorism and responses to such events;

•	sales of common stock by us or members of our management team; and

•	changes in stock market analyst recommendations or earnings estimates regarding our common stock, other comparable companies or the office furniture industry generally.

Item 1B. Unresolved Staff Comments

•	None

Item 2. Properties

We operate over 3,193,000 square feet of facilities, including manufacturing plants, warehouses and sales offices. Of these facilities, we own approximately 2,544,000 square feet and lease approximately 649,000 square feet. Our manufacturing plants are located in East Greenville, Pennsylvania; Grand Rapids and Muskegon, Michigan; Toronto, Canada; and Foligno and Graffignana, Italy. The location, square footage, and use of the facilities as of December 31, 2005 is shown below.

Owned Locations	Square Footage		Use
East Greenville, Pennsylvania	547,000	(1)	Corporate Headquarters, Manufacturing, Warehouses, and Administration
Grand Rapids, Michigan	545,000	(1)	Manufacturing
Muskegon, Michigan	368,000	(1)	Manufacturing and Administration
Toronto, Canada	408,000		Manufacturing, Distribution, Warehouses, and Administration
Foligno, Italy	258,000		Manufacturing, Distribution, Warehouses, and Administration
Graffignana, Italy	110,000		Manufacturing, Distribution, Warehouses, and Administration

Leased Locations	Square Footage		Use
East Greenville, Pennsylvania	142,000	(2)	Warehouses, Distribution
Muskegon, Michigan	105,000		Manufacturing
Toronto, Canada	79,000		Manufacturing

(1)	Facilities are encumbered by mortgages securing our indebtedness under our senior credit agreement.
(2)	These are three warehouses that have been subleased to a third party logistics provider and serve as our northeast distribution center.

We believe that our plants and other facilities are sufficient for our needs for the foreseeable future.

Item 3. Legal Proceedings

We from time to time are subject to litigation or other legal proceedings arising in the ordinary course of business. Based upon information currently known to us, we believe the outcome of such proceedings will not have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

On January 10, 2006, Humanscale Corporation filed a lawsuit against us in the U.S. District Court in the Eastern District of Texas alleging that certain elements of our LIFE™ chair infringed U.S. Patent No. 6,959,965 (the “965 Patent”), which was issued on November 1, 2005. Humanscale seeks a ruling of infringement, a preliminary and permanent injunction, fees, costs and compensatory and treble damages. On January 12, 2006, we filed a lawsuit against Humanscale Corporation in the U.S. District Court of the Southern District of New York in which we challenge Humanscale’s claim of infringement and the patent’s validity. In the New York action, we sought a ruling declaring the 965 Patent to be invalid and that we are not infringing the patent. We also sought costs, fees and injunctive relief. Subsequently, we voluntarily dismissed the New York action without prejudice and filed an answer and brought our claims as counterclaims in the Texas action.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders in the fourth quarter of 2005.

PART II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividend Policy

Our common stock has been listed on the New York Stock Exchange (“NYSE”) since December 14, 2004, the date of our initial public offering, under the symbol “KNL.” As of March 10, 2006, there were approximately 36 stockholders of record of our common stock.

The following table sets forth, for the periods indicated, high and low closing sales prices for the common stock as reported by the NYSE.

	High	Low
Fiscal year ended December 31, 2005
First quarter	$17.75	$16.20
Second quarter	$17.47	$16.17
Third quarter	$18.90	$17.14
Fourth quarter	$18.25	$14.95

Fiscal year ended December 31, 2004
Fourth quarter (commencing December 14, 2004)	$18.30	$15.00

We declared and paid cash dividends of $1.525 per share and $0.25 per share during the years ended December 31, 2004 and 2005, respectively. Our board of directors currently intends to declare and pay quarterly dividends of $0.10 per share on our common stock. The declaration and payment of dividends is subject to the discretion of our board of directors and depends on various factors, including our net income, financial condition, cash requirements and future prospects and other factors deemed relevant by our board of directors. Our credit facility imposes restrictions on our ability to pay dividends, and thus our ability to pay dividends on our common stock will depend upon, among other things, our level of indebtedness at the time of the proposed dividend and whether we are in default under any of our debt obligations. Our future dividend policy will also depend on the requirements of any future financing agreements to which we may be a party.

Repurchases of Equity Securities

The following is a summary of share repurchase activity during the three months ended December 31, 2005.

On August 17, 2005, our board of directors approved a stock repurchase program (the “Options Proceeds Program”), whereby they authorized us to purchase shares of our common stock in the open market using the cash proceeds received by us upon exercise of options. The Options Proceeds Program was suspended on February 3, 2006 because of our secondary stock offering and reinstated on February 21, 2006.

In addition, from time-to-time, we repurchase shares of common stock under our 401(k) retirement savings plan. In 1999, we issued shares of common stock to the accounts of all actively employed U.S. participants under the 401(k) retirement savings plan at that time. Upon retirement, death, or termination of employment, these participants may sell vested shares of common stock back to us. When a participant elects to sell vested shares back to us, we may elect to purchase those shares or cause them to be sold in the open market.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (3)
October 1, 2005 - October 31, 2005	2,523	$17.26	2,223	—
November 1, 2005 - November 30, 2005	107,811	15.81	107,311	—
December 1, 2005 - December 31, 2005	6,435	17.83	6,135	—

(1)	1,100 of these shares were purchased under our 401(k) retirement savings plan.
(2)	These shares were purchased under our stock repurchase program approved by our Board of Directors on August 17, 2005. The stock repurchase plan does not have a limit on the number or value of shares purchased or an expiration date.
(3)	There is no limit on the number or value of shares that may be purchased by us under the stock repurchase program or the 401(k) plan.

On February 2, 2006 our board of directors approved an additional stock repurchase program, pursuant to which we are authorized to repurchase up to $50,000,000 of our common stock in the open market, through privately negotiated transactions, or otherwise. Purchases under this plan are not expected to commence until the second quarter of 2006 and are subject to market conditions and applicable securities laws.

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Form 10-K. The selected consolidated financial data for the years ended December 31, 2003, 2004 and 2005 and as of December 31, 2004 and 2005 are derived from our audited financial statements included elsewhere in this Form 10-K. The selected consolidated financial data for the years ended December 31, 2001 and 2002 and as of December 31, 2001, 2002 and 2003 are derived from our audited financial statements not included in this Form 10-K.

	Years Ended December 31,
	2001	2002	2003	2004	2005
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Sales	$985,388	$773,263	$697,246	$706,390	$807,960
Cost of sales	594,446	492,902	460,911	465,379	535,904

Gross profit	390,942	280,361	236,335	241,011	272,056
Selling, general and administrative expenses	195,532	156,314	149,739	169,706	179,217
Restructuring charge	1,655	—	—	—	—

Operating income	193,755	124,047	86,596	71,305	92,839
Interest expense	42,101	26,541	20,229	19,452	23,684
Other (expense) income, net	(3,670)	2,933	(2,473)	(5,316)	(5,355)

Income before income tax expense	147,984	100,439	63,894	46,537	63,800
Income tax expense	60,794	40,667	27,545	19,793	27,891

Net income	$87,190	$59,772	$36,349	$26,744	$35,909

Per Share Data:
Earnings per share:
Basic	$1.88	$1.29	$.78	$.58	$.70
Diluted	$1.80	$1.23	$.75	$.55	$.68
Cash dividends declared per share:	$—	$—	$—	$1.525	$.25
Weighted average shares outstanding:
Basic	46,285,108	46,345,714	46,317,530	46,353,253	51,219,123
Diluted	48,395,074	48,474,648	48,414,374	48,319,483	52,919,388

	As of December 31,
	2001	2002	2003	2004	2005
	(in thousands)
Consolidated Balance Sheet Data:
Working capital (deficit)	$4,020	$(14,419)	$(28,238)	$67,492	$63,993
Total assets	639,003	590,351	561,001	574,239	582,546
Total long-term debt, including current portion	547,524	452,042	380,871	392,858	316,038
Total liabilities	761,321	653,474	569,120	595,584	544,830
Stockholders’ (deficit) equity	(122,318)	(63,123)	(8,119)	(21,345)	37,716

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations provides an account of the Company’s financial performance and financial condition that should be read in conjunction with the accompanying consolidated financial statements. It includes the following sections: Overview; Critical Accounting Policies; Results of Operations; Liquidity and Capital Resources; Contractual Obligations; Environmental Matters; Off-Balance Sheet Arrangements; Section 404 of Sarbanes-Oxley Act of 2002; and Forward Looking Statements.

Overview

2005 was a strong and profitable year for Knoll. The recovery of the office furniture industry in North America continued as business confidence, corporate profitability and service sector employment all increased. In addition, 2005 saw an increase in new commercial construction as well as a decrease in vacancy rates as companies began to grow and expand. This improved macroeconomic environment increased the demand for office systems, which is our largest product category. Our 2005 office systems sales increased 14.1% over prior year.

Over the past several years we have been working to increase our share in non-systems categories by cross selling to our office systems clients and securing stand-alone opportunities for the sales of seating, files and storage and casegoods. We have actively expanded our product lines in these non-systems categories to help us pursue the more than $7.0 billion U.S. market for those goods. In 2002, we introduced the award winning and commercially successful LIFE chair to drive our growth in the seating category and compete in the high-performance work chair market. In 2004, we introduced the Knoll Essentials collection of easy-to-order, best-selling products from our broad range of office furnishings and quadrupled our storage offering. During 2005, we increased the pace of our new product introductions for our Knoll Textiles collection of upholstery, panel fabrics, wall coverings and drapery and continued to expand our retail distribution network for our KnollStudio collection of chairs, barstools, lounge seating, conference, dining and occasional tables to take advantage of increased consumer interest in modern and mid-century design, showcase our design strength and broaden recognition of the Knoll brand. We introduced our Chadwick chair in 2005 and introduced our Essentials chair collection in January 2006.

In 2005, seating and storage sales grew significantly as new introductions like the Chadwick chair won rapid market acceptance and our expanded storage line-up continued to gain traction with our clients and dealers. In 2005, seating sales grew 22.3% over prior year and our storage product line grew 13.8%. Our dealer marketing program, Knoll Essentials, targeting day-to-day dealer sales, was also a factor in our strong growth. In 2005, this program almost doubled its sales compared to 2004.

During 2005, we continued to aggressively manage our cost structure in order to expand our industry-leading operating profit margin despite increased material, transportation, public company compliance costs and foreign currency exchange pressures. We experienced raw material inflation of approximately $14.6 million in 2005 due to increasing prices of steel and plastic. Transportation costs also increased by approximately $6.6 million in 2005 due to increased oil and gasoline prices. However, we have in part countered these inflationary pressures with price increases and our ongoing continuous improvement and global sourcing initiatives. Since our December 2004 initial public offering, we have also incurred additional costs associated with being a public company.

We invested in many initiatives in 2005 intended to strengthen Knoll for 2006. Many of these initiatives resulted in one-time charges, including $3.1 million of additional tax expense related to the repatriation of $45 million from our Canadian subsidiary pursuant to provisions of The American Jobs Creation Act. The repatriation of Canadian earnings will lessen our exposure to the further appreciation of the Canadian dollar on our intercompany balances. In addition, we refinanced our bank facility in order to extend the maturities of our outstanding debt, obtain greater financial flexibility and take advantage of favorable debt capital markets to reduce our borrowing cost. The Company incurred $1.0 million of costs to put the new bank facility in place and $3.6 million of charges related to the write-off of deferred financing fees under the old bank facility. Lastly, during the second half of 2005, we exited one of our leased manufacturing facilities in Canada concurrent with the expiration of the lease and incurred restructuring charges of approximately $0.8 million related to the move and the consolidation of that operation into our owned manufacturing facility.

In 2005, we significantly strengthened our balance sheet by reducing debt by over $76 million from $392.9 million at the end of 2004 to $316.0 million at the end of 2005. This deleveraging enabled us to put in place a lower cost bank facility, implement a share buy back program using proceeds from option exercises and double our quarterly dividend to $0.10 per share. This option proceeds share buy back program was suspended for our recently completed secondary offering and was reinstituted on February 21, 2006.

Critical Accounting Policies

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses and the disclosure of certain contingent assets and liabilities. Actual results may differ from such estimates. We believe that the critical accounting policies that follow are those policies that require the most judgment, estimation and assumption in preparing our consolidated financial statements.

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

We also perform an annual impairment analysis on our trademarks, which are not subject to amortization. In testing for potential impairment of the trademarks, we compare the fair value of our trademarks with their respective carrying amount. If the carrying amount of the trademarks exceed its fair value, an impairment loss is recognized in an amount equal to that excess. In determining fair value of our trademarks, an income approach has been used. The income method used estimates the cash flow savings realized from owning the intangible asset and not having to pay a royalty for its use. This method is commonly referred to as a relief-from-royalty method. Under this approach, it is necessary to estimate a royalty rate for the product, which is then applied to the projected net revenues for that product line. Estimated cash flow savings are then discounted using the applicable discount rate. As of the most recent valuation date, the fair market value of our trademarks exceeded the carrying amount.

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

Employee Benefits

We are partially self-insured for our employee health benefits. We accrue for employee health benefit obligations based on an actuarial valuation. The actuarial valuation is based upon historical claims as well as a number of assumptions, including rates of inflation for medical costs, and benefit plan changes. Actual results could be materially different from the estimates used.

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

We determine the expected long-term rate of return on plan assets based on aggregating the expected rates of return for each component of the plan’s asset mix. We use historic plan asset returns combined with current market conditions to estimate the rate of return. The expected rate of return on plan assets is a long-term assumption and generally does not change annually. The discount rate reflects the market rate for high-quality fixed income debt instruments as of our annual measurement date and is subject to change each year. Holding all other assumptions constant, a one-percentage-point increase or decrease in the assumed rate of return on plan assets would decrease or increase, respectively, 2005 net periodic pension expense by approximately $0.6 million. Likewise, a one percentage point increase or decrease in the discount rate would decrease or increase, respectively, 2005 net periodic pension expense by approximately $1.9 million or $3.4 million, respectively.

Unrecognized actuarial gains and losses are recognized over the expected remaining service life of the employee group. Unrecognized actuarial gains and losses arise from several factors, including experience and assumption changes with respect to the obligations and from the difference between expected returns and actual returns on plan assets. These unrecognized gain and losses are systematically recognized as a change in future net periodic pension expense in accordance with FASB Statement No. 87, Employers’ Accounting for Pensions.

Key assumptions we use in determining the amount of the obligation and expense recorded for postretirement benefits other than pensions (“OPEB”), under FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, include the assumed discount rate and the assumed rate of increases in future health care costs. The discount rate we use to determine the obligation for these benefits matches the discount rate used in determining our pension obligations in each year presented. In estimating the health care cost trend rate, we consider actual health care cost experience, future benefit structures, industry trends and advice from our actuaries. We assume that the relative increase in health care costs will generally trend downward over the next several years, reflecting assumed increases in efficiency in the health care system and industry-wide cost containment initiatives. At December 31, 2005, the expected rate of increase in future health care costs was 7% for 2006, declining to 5% in 2008 and thereafter. Increasing the assumed health care cost trend by one percentage point in each year would increase the benefit obligation as of December 31, 2005 by $4.3 million and increase the aggregate of the service and interest cost components of net periodic benefit cost for 2005 by approximately $0.3 million. Decreasing the assumed health care cost trend rate by one percentage point in each year would decrease the benefit obligation as of December 31, 2005 by approximately $3.0 million and decrease the aggregate of the service and interest cost components of net periodic benefit cost for 2005 by approximately $0.2 million.

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

On January 10, 2006, Humanscale Corporation filed a lawsuit against us in the U.S. District Court in the Eastern District of Texas alleging that certain elements of our LIFE™ chair infringed U.S. Patent No. 6,959,965 (the “965 Patent”), which was issued on November 1, 2005. Humanscale seeks a ruling of infringement, a preliminary and permanent injunction, fees, costs and compensatory and treble damages. On January 12, 2006, we filed a lawsuit against Humanscale Corporation in the U.S. District Court of the Southern District of New York in which we challenge Humanscale’s claim of infringement and the patent’s validity. In the New York action, we sought a ruling declaring the 965 Patent to be invalid and that we are not infringing the patent. We also sought costs, fees and injunctive relief. Subsequently, we voluntarily dismissed the New York action without prejudice and filed an answer and brought our claims as counterclaims in the Texas action.

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

At December 31, 2004, our deferred tax liabilities of $60.8 million exceeded our deferred tax assets of $26.3 million by $34.5 million. At December 31, 2005, deferred tax liabilities of $66.8 million exceeded deferred tax assets of $31.9 million by $34.9 million. Our deferred tax assets at December 31, 2004 and 2005 of $26.3 million and $31.9 million, respectively, are net of valuation allowances of $16.0 million and $16.8 million, respectively. We have recorded the above valuation allowance primarily for net operating loss carryforwards in foreign tax jurisdictions where we have incurred historical tax losses from operations or acquired tax losses through acquisition, and have determined that it is more likely than not that these deferred tax assets will not be realized.

We evaluate on a quarterly basis the realizability of our deferred tax assets and adjust the amount of the allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income and our assessment of available tax planning strategies that could be implemented to realize the net deferred tax assets.

Interest Rate Swap and Cap Agreements

We account for our interest rate swap and cap agreements in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”). Our interest rate swap and cap agreements are classified as cash flow hedges and, as such, the effective portion of the change in the value of the contracts is recorded in other comprehensive income, net of tax, and reclassified into earnings in the period or periods during which the hedged transaction affects earnings. The ineffective portion of the change in the value of the contracts is immediately recognized in earnings. Changes in valuation assumptions and estimates used by the counterparties could materially affect our results of operations or financial position.

Results of Operations

Years ended December 31, 2004 and 2005

	Three Months Ended				Twelve Months Ended	Three Months Ended				Twelve Months Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004	December 31, 2004	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005	December 31, 2005
	(unaudited) (in thousands, except statistical data)
Consolidated Statement of Operations Data:
Sales	$153,324	$178,821	$181,441	$192,804	$706,390	$179,129	$197,726	$209,333	$221,772	$807,960
Gross profit	47,061	62,174	63,002	68,774	241,011	58,089	68,187	71,433	74,347	272,056
Operating income	11,513	18,025	21,198	20,569	71,305	17,019	24,095	26,323	25,402	92,839
Interest expense	3,732	4,635	4,866	6,219	19,452	6,087	6,000	6,214	5,383	23,684
Other income (expense), net	1,418	1,329	(4,932)	(3,131)	(5,316)	514	338	(1,933)	(4,274)	(5,355)
Income tax expense	3,973	5,920	5,435	4,465	19,793	4,595	7,065	9,980	6,251	27,891

Net income	$5,226	$8,799	$5,965	$6,754	$26,744	$6,851	$11,368	$8,196	$9,494	$35,909

Statistical and Other Data:
Sales growth (decline) from comparable prior year	(6.9)%	1.0%	2.8%	7.7%	1.3%	16.8%	10.6%	15.4%	15.0%	14.4%
Gross profit margin	30.7%	34.8%	34.7%	35.7%	34.1%	32.4%	34.5%	34.1%	33.5%	33.7%
Backlog	$111,784	$116,206	$113,748	$122,513	$122,513	$117,209	$131,234	$125,409	$147,289	$147,289

Sales

Sales for 2005 were $808.0 million, an increase of $101.6 million, or 14.4%, from sales of $706.4 million for 2004. The sales increase was primarily due to increased sales across all our product categories and Europe primarily as a result improved conditions in the industry. For each quarter in 2005, we experienced a greater than 10% increase in sales over the comparable prior year period, and the quarter ending December 31, 2005 marked the seventh consecutive quarter of year-over-year growth. Price realization, resulting from price increases implemented during 2004 and adjustments to product discounts, contributed $13.4 million during 2005.

At December 31, 2005, sales backlog was $147.3 million, an increase of $24.8 million, or 20.2%, from sales backlog of $122.5 million as of December 31, 2004.

Gross Profit and Operating Income

Gross profit for 2005 was $272.1 million, an increase of $31.1 million, or 12.9%, from gross profit of $241.0 million for 2004. Operating income for 2005 was $92.8 million, an increase of $21.5 million, or 30.2%, from operating income of $71.3 million for 2004.

As a percentage of sales, gross profit decreased from 34.1% for 2004 to 33.7% for 2005. Operating income as a percentage of sales increased from 10.1% to 11.5% over the same period. 2005 gross profits include $0.8 million of restructuring charges related to the exiting of one our leased facilities in Canada concurrent with the expiration of the lease. The appreciation of the Canadian dollar also had the effect of decreasing gross profits by approximately $5.5 million due to higher product costs in 2005 compared to 2004. The Company was also able to offset increased material and transportation costs of $21.2 million through $13.4 million of price realization, and $8.1 million of continuous improvement and global sourcing initiatives. Without the appreciation of the Canadian dollar and the additional restructuring charges, gross margins for 2005 would have remained substantially consistent with the prior year.

Operating margins benefited from better absorption of overhead on incremental volume. Operating expenses for 2005 were $179.2 million, or 22.2% of sales, compared to $169.7 million, or 24.0% of sales for 2004. 2005 operating expenses included approximately $4.0 million of stock-based compensation, $3.1 million of costs of operating as a public company and higher sales compensation due to strong bookings during the year of approximately $4.5 million. 2004 operating expenses included $4.4 million of costs associated with our initial public offering.

Interest Expense

Interest expense for 2005 was $23.7 million, an increase of $4.2 million from 2004. The increase in interest expense was largely due to higher interest rates that were in effect under our old credit facility which was in place through September 30, 2005. On October 3, 2005, we amended and restated our existing facility for a new facility which provides for lower rates.

The weighted average rate for 2005 was approximately 6.4%. The weighted average rate for 2004 was approximately 4.3%.

Other (Expense) Income, Net

Other expense for 2005 was $5.4 million comprised primarily of $2.3 million of foreign exchange transaction losses, a $3.6 million write off of deferred financing fees related to the amendment and restatement or our credit facility, and $1.0 million of costs incurred in putting the facility in place. Other expense for December 31, 2004 was $5.3 million comprised primarily of $3.4 million of foreign exchange transaction losses and a $2.5 million write off deferred financing fees due to the refinancing of our credit facility in 2004.

Income Tax Expense

The mix of pretax income and the varying effective tax rates in the countries in which we operate directly affects our consolidated effective tax rate. The effective tax rate was 43.7% for 2005 compared to 42.5 % for 2004. 2005 tax expense included $3.1 million of taxes related to the one-time repatriation of $45 million of Canadian earnings under The American Job Creations Act. 2004 tax expense included $2.9 million of non-deductible IPO costs as well as non U.S. tax losses for which a benefit was not recorded. Both of these items increased the 2004 effective tax rate over the anticipated statutory rates.

Years ended December 31, 2003 and 2004

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

Interest Expense

Interest expense for 2004 was $19.5 million, a decrease of $0.8 million from 2003. On March 28, 2003, we redeemed the remaining $57.3 million principal amount of our 10.875% senior subordinated notes. The redemption was funded through our then-existing credit facility, which bore a lower rate of interest than the senior subordinated notes. The redemption and other reductions in debt reduced interest expense by $1.2 million but were offset by higher interest rates on our variable rate debt that increased interest expense by $5.6 million. On September 30, 2004, we terminated our previously existing senior credit facility and entered into a new $488 million senior secured credit facility consisting of a $425 million term loan and a $63 million revolving credit line. The new credit facility bears interest at higher rates than the old facility. We incurred $6.2 million of interest in the fourth quarter 2004 with a weighted average rate of 4.5%. Our weighted average interest rate was 4.3% for the twelve months in 2004. In addition, we had net interest expense of only $1.0 million under our interest rate collar and swap agreements for 2004, whereas we had a net interest expense of $6.6 million under our interest rate collar agreements for 2003. The decrease during 2004 was largely due to our interest rate collar agreement maturing in March 2004 and our entering into new interest rate hedge agreements in October 2004 in accordance with the new credit facility. 2003 interest expense has a full year of expense related to the interest rate agreements.

Other Income (Expense), Net

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

Income Tax Expense

The mix of pretax income and the varying effective tax rates in the countries in which we operate directly affects our consolidated effective tax rate. $2.9 million of non-deductible transaction costs related to our initial public offering as well as our mix of pretax income was responsible for the decrease in the effective tax rate from 43.1% for 2003 to 42.5% for 2004. Non-deductible transaction costs impacted our effective tax rate by 2.2%. Our effective tax rate in the United States and Canada is consistently around 40.0% of pretax income. Non U.S. tax losses for which a tax benefit was not recorded increased the 2004 effective tax rate by approximately 3% over the anticipated statutory rate.

Liquidity and Capital Resources

The following table highlights certain key cash flows and capital information pertinent to the discussion that follows:

	2003	2004	2005
	(in thousands)
Cash provided by operating activities	$78,975	$60,303	$77,441
Capital expenditures	9,722	13,131	10,744
Net cash used in investing activities	(10,117)	(13,131)	(10,643)
Purchase of common stock	526	220	3,065
Premium paid for early extinguishment of debt	1,037	—	—
Net proceeds from (repayment of) debt	(71,336)	11,896	(76,723)
Payment of dividend	—	70,601	12,490
Net proceeds from issuance of stock	—	13,216	31,399
Net cash used for financing activities	(72,899)	(51,528)	(64,567)

Historically, we have carried significant amounts of debt, and cash generated by operating activities has been used to fund working capital, capital expenditures and scheduled payments of principal and debt service. Our capital expenditures are typically for new product tooling and manufacturing equipment. These capital expenditures support new products and continuous improvements in our manufacturing processes. From time to time, we have used the proceeds of debt offerings to repay other debt and return capital to our stockholders. In addition, we have used proceeds from the issuance of stock in connection with the exercise of outstanding stock options to further pay down debt, as well as repurchase stock under our stock repurchase program which was approved by our Board of Directors on August 17, 2005.

Net cash provided by operating activities was $77.9 million in 2005, $60.3 million in 2004 and $79.0 million in 2003. The increase in operating cash flow in 2005 was largely a result of an increase of $9.2 million in net income and a $2.9 million increase in the tax benefit from the exercise of stock options and a $3.9 increase in non-cash earned stock grant compensation. The decrease in operating cash flow in 2004, was largely a result of an investment in working capital of $3.3 million as well as a $7.7 million decrease in net income, adjusted for non-cash items, due to increased operating expenses. In addition, cash flows from operating activities in 2003 included $4.8 million in proceeds received from the termination of our interest rate swap agreements and $1.5 million in proceeds received from the settlement of one of our foreign currency contracts.

In 2005, we used available cash, including the $77.4 million of net cash provided from operations, $316.0 million of proceeds from our new credit facility, and $31.4 million of proceeds from the issuance of common stock, to fund $10.7 million of capital expenditures, repay $392.7 million of debt, and fund dividend payments to shareholders totaling $12.5 million. In 2004, we used available cash, including the $60.3 million of net cash from operations, $425.0 million of proceeds from our credit facility, and $13.2 million of proceeds from the issuance of stock to fund $13.1 million in capital expenditures, repay $413.1 of existing debt, and fund a dividend payment to shareholders totaling $70.6 million. In 2003, we used available cash, including the $79.0 million of net cash from operations and $49.8 million of net borrowings under our then-existing revolving credit facility, to fund $9.7 million of capital expenditures, repay $121.1 million of debt and pay $1.0 million of premiums for the early extinguishment of debt.

Cash used in investing activities was $10.6 million in 2005, $13.1 million in 2004 and $10.1 million in 2003. Fluctuations in cash used in investing activities is primarily attributable to the levels of capital expenditures. We estimate that our capital expenditures in 2006 will be approximately $15.0 million.

At December 31, 2004, our outstanding indebtedness was $392.9 million. On October 3, 2005, we amended and restated our existing senior credit facility in order to extend the maturities of our outstanding debt, obtain greater financial flexibility and take advantage of favorable debt capital markets to reduce our borrowing costs. The new senior credit facility permits us to borrow an aggregate principal amount of up to $450.0 million, consisting of a $200.0 million revolving credit facility and a $250.0 million term loan facility. We used the proceeds of $250.0 million from the term loan facility and a $92.0 million borrowing under the revolving credit facility to repay amounts outstanding under the previously existing senior credit facility of $333.0 million, plus accrued interest and to pay related fees and expenses. Our new credit facility is guaranteed by all our existing and future domestic wholly owned subsidiaries. Our new credit facility includes a letter of credit subfacility of which $4,361,000 of letters of credit were outstanding at December 31, 2005. In 2005, while increasing our dividends to shareholders, we were able to reduce our outstanding debt at December 31, 2005 to $316.0 million. Approximately $129.6 million remains available for borrowing under the revolving credit facility.

In addition to our amended and restated credit facility, our foreign subsidiaries maintain local credit facilities to provide credit for overdraft, working capital and other purposes. As of December 31, 2005, total credit available under such facilities was approximately $10.2 million, or the foreign currency equivalent.

We continue to have significant liquidity requirements. In addition to the significant cash requirements for debt service, we have commitments under our operating leases for certain machinery and equipment, as well as manufacturing, warehousing, showroom and other facilities used in our operations.

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

Contractual Obligations

The following summarizes our fixed long-term contractual cash obligations as of December 31, 2005 (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Long-term debt	$23,144	$45,868	$110,086	$263,850	$442,948
Operating leases	8,666	16,118	10,030	9,563	44,377
Purchase commitments	1,566	—	—	—	1,566
Pension plan contributions	3,039	1,786	—	—	4,825
Postretirement benefit plan obligations	1,731	3,493	3,859	12,077	21,160

Total	$38,146	$67,265	$123,975	$285,490	$514,876

Contractual obligations for long-term debt include principal and interest payments. Interest has been included at either the fixed rate or the variable rate in effect as of December 31, 2005, as applicable.

Environmental Matters

Our past and present business operations and the past and present ownership and operation of manufacturing plants on real property are subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste and the cleanup of properties affected by hazardous substances. As a result, we are involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters and could become subject to fines or penalties related thereto. We cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist. Compliance with more stringent laws or regulations, or stricter interpretation of existing laws, may require additional expenditures by us, some of which may be material. We have been identified as a potentially responsible party pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) for remediation costs associated with waste disposal sites that we previously used. The remediation costs and our allocated share at some of these CERCLA sites are unknown. We may also be subject to claims for personal injury or contribution relating to CERCLA sites. We reserve amounts for such matters when expenditures are probable and reasonably estimable.

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

Section 404 of the Sarbanes-Oxley Act of 2002

Beginning in late 2004, we began a process to document and evaluate our internal controls over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations, which require annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments in 2005. In this regard, management has dedicated internal resources, engaged outside consultants and adopted and implemented a detailed work plan to (i) assess and document the adequacy of internal controls over financial reporting, (ii) take steps to improve control processes, where appropriate, (iii) validate through testing that controls are functioning as documented and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. Our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our assessment of our internal controls over financial reporting have resulted, and are likely to continue to result, in increased expenses. We have spent approximately $3 million in 2005 on Section 404 compliance related expenses. We expect that our Section 404 compliance related expenditures will decrease in 2006.

Management and our audit committee have given our compliance with Section 404 the highest priority. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we fail to correct any issues in the design or operating effectiveness of internal controls over financial reporting or fail to prevent fraud, current and potential stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock.

Forward-looking Statements

This Form 10-K contains forward-looking statements, principally in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” Statements and

financial discussion and analysis contained in this Form 10-K that are not historical facts are forward-looking statements. These statements discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to us, based on our current beliefs as well as assumptions made by us and information currently available to us. Forward-looking statements generally will be accompanied by words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “forecast”, “intend”, “may”, “possible”, “potential”, “predict”, “project”, or other similar words, phrases or expressions. Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation: the risks described under Item 1A and in Item 7A of this Form 10-K; changes in the financial stability of our clients resulting in decreased corporate spending and service sector employment; changes in relationships with clients; the mix of products sold and of clients purchasing our products; the success of new technology initiatives; changes in business strategies and decisions; competition from our competitors; our ability to recruit and retain an experienced management team; changes in raw material prices and availability; restrictions on government spending resulting in fewer sales to one of our largest customers; our debt restrictions on spending; our ability to protect our patents, copyrights and trademarks; our reliance on furniture dealers to produce sales; lawsuits arising from patents, copyrights and trademark infringements; violations of environment laws and regulations; potential labor disruptions and our ability to successfully negotiate a new collective bargaining agreement for unionized associates; adequacy of our insurance policies; the availability of future capital; and currency rate fluctuations. The factors identified above are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement. Unpredictable or unknown factors could also have material adverse effects on us. All forward-looking statements included in this Form 10-K are expressly qualified in their entirety by the foregoing cautionary statements. Except as required under the Federal securities laws and rules regulations of the SEC, we undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Recent Accounting Pronouncements

In December 2004, the FASB issued a revision of SFAS No. 123, “Share-Based Payment” (“SFAS 123(R)”), which supersedes SFAS No. 123 and APB Opinion No. 25. This statement focuses primarily on transactions in which an entity obtains employee services in exchange for share-based payments. The pro forma disclosure previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Under SFAS 123(R), a public entity generally is required to measure the cost of employee services received in exchange for the award of an equity instrument based on the grant-date fair value of the award, with such cost recognized over the applicable vesting period. In addition, SFAS 123(R) requires an entity to provide certain disclosures in order to assist in understanding the nature of share-based payment transactions and the effects of those transactions on the financial statements. The Company was required to adopt the provisions of SFAS 123(R) by January 1, 2006. Under SFAS No. 123(R), the Company had to determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The permitted transition methods include the prospective, retrospective, or modified prospective methods. The prospective method only relates to the options that were issued prior to the Company’s initial public offering that have historically been accounted for under the minimum value method. Such options continue to be accounted for under the provisions of APB Opinion No. 25. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123(R), while the retrospective method would record compensation expense for all unvested stock options beginning with the first period presented.

Unvested options outstanding upon adoption that were accounted for under the minimum value method in accordance with SFAS No. 123 and APB Opinion No. 25, will continue to be accounted for under the minimum value method. All other unvested options outstanding upon adoption will be accounted for under the modified-

prospective method. The Company has evaluated the requirements of SFAS 123(R) and will be using a lattice option-pricing model to value all of its unvested stock options that are accounted for under the modified-prospective method. The Company expects to recognize additional compensation expense for 2006 of approximately $0.7 million.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities however, in periods of abnormal high production, the amount of fixed overhead allocated to products is decreased so that inventories are not measured above cost. The Company was required to adopt these provisions on January 1, 2006 and has determined there will not be a material impact from SFAS 151 on the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

During the normal course of business, we are routinely subjected to market risk associated with interest rate movements and foreign currency exchange rate movements. Interest rate risk arises from our debt obligations and related interest rate collar and swap agreements. Foreign currency exchange rate risk arises from our non-U.S. operations and purchases of inventory from foreign suppliers.

We also have risk in our exposure to certain material costs. Our largest raw material costs are for steel and plastics. Steel is the primary raw material used in the manufacture of our products. The prices of plastic are sensitive to the cost of oil, which is used in the manufacture of plastics. In 2005, as a result of energy price inflation, our transportation costs and the cost of plastics have increased significantly. Our raw materials costs increased by approximately $14.6 million and transportation costs increased approximately $6.6 million during 2005. To date, we have been largely successful in offsetting these price changes in materials and energy through our global sourcing initiatives and price increases to our products. However, we have not been successful in offsetting the increase in our foreign exchange rate costs during 2005. Both steel and plastic experienced significant price increases during 2004. As a result, material costs increased by $8.9 million in 2004.

Interest Rate Risk

We have both fixed and variable rate debt obligations that are denominated in U.S. dollars. Changes in interest rates have different impacts on the fixed and variable-rate portions of our debt. A change in interest rates impacts the interest incurred and cash paid on the variable-rate debt but does not impact the interest incurred or cash paid on the fixed rate debt.

We use interest rate swap and cap agreements for other than trading purposes in order to manage our exposure to fluctuations in interest rates on our variable-rate debt. Such agreements effectively convert $212.5 million of the Company’s variable-rate debt outstanding as of December 31, 2005 to a fixed-rate basis, utilizing the three-month London Interbank Offered Rate, or LIBOR, as a floating rate reference. Fluctuations in LIBOR affect both the Company’s net financial instrument position and the amount of cash to be paid or received by it, if any, under these agreements.

The following table summarizes our market risks associated with our debt obligations and interest rate swap and cap agreements as of December 31, 2005. For debt obligations, the table presents principal cash flows and related weighted average interest rates by year of maturity. Variable interest rates presented for variable-rate debt represent the weighted average interest rates on our credit facility borrowings as of December 31, 2005. For interest rate swaps and caps, the table presents the notional amounts and related weighted average interest rates by year of maturity.

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
	(dollars in thousands)
Rate Sensitive Liabilities
Long-term Debt:
Fixed Rate	$99	$104	$108	$112	$117	$123	$663	$663
Average Interest Rate	4.11%	4.11%	4.11%	4.11%	4.11%	4.11%
Variable Rate	$2,500	$2,500	$2,500	$2,500	$68,500	$236,875	$315,375	$315,375
Average Interest Rate	6.49%	6.49%	6.49%	6.49%	6.49%	6.49%
Rate Sensitive Derivative Financial Instruments
Interest Rate Caps:
Notional Amount	$162,500	—	—	—	—	—	$162,500	$570,441
Strike Rate	4.25%	—	—	—	—	—
Interest Rate Swap:
Notional Amount	$50,000	—	—	—	—	—	$50,000	$633,740
Pay Fixed Interest Rate	3.01%
Received Variable Interest Rate (at 12/31/05)	4.02%

An increase in interest rates of 1% would increase interest expense by approximately $3.2 million. The Company will continue to review its exposure to interest rate fluctuations and evaluate whether it should manage such exposure through derivative transactions.

Foreign Currency Exchange Rate Risk

The Company manufactures its products in the United States, Canada and Italy and sells its products in those markets as well as in other European countries. The Company’s foreign sales and certain expenses are transacted in foreign currencies. The Company’s production costs, profit margins and competitive position are affected by the strength of the currencies in countries where it manufactures or purchases goods relative to the strength of the currencies in countries where the Company’s products are sold. Additionally, as the Company reports currency in the U.S. dollar, its financial position is affected by the strength of the currencies in countries where it has operations relative to the strength of the U.S. dollar. The principal foreign currencies in which the Company conducts business are the Canadian dollar and the Euro. Approximately 11.5% of the Company’s revenues in 2005 and 10.3% in 2004 and 36.1% of its cost of goods sold in 2005 and 32.2% in 2004, were denominated in currencies other than the U.S. dollar. Foreign currency exchange rate fluctuations resulted in a $2.3 million loss in 2005 and a $3.4 million loss in 2004.

From time to time, the Company enters into foreign currency forward exchange contracts and foreign currency option contracts for other than trading purposes in order to manage its exposure to foreign exchange rates associated with short-term operating receivables of a Canadian subsidiary that are payable by the Company’s U.S. operations. The terms of these contracts are generally less than a year. Changes in the fair value of such contracts are reported in earnings in the period the value of the contract changes. The net gain or loss upon settlement and the remaining change in fair value is recorded as a component of other income (expense). There were no contracts outstanding as of December 31, 2005 however, the Company recorded an $87 thousand unrecognized gain related to the termination of the agreement outstanding at December 31, 2004. The aggregate fair market value of the foreign currency option contract outstanding at December 31, 2004 was $87 thousand all of which was included in prepaid and other current assets in the Company’s consolidated balance sheet as of December 31, 2004. During 2004 and 2003, the Company recognized a corresponding net loss and gain, respectively, related to the agreements. The Company also realized a net gain of $1.5 million related to agreements initiated and settled during 2003.

Item 8. Financial Statements and Supplementary Data

KNOLL, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

(dollars in thousands, except share and per share data)

	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$10,695	$9,052
Customer receivables, net	113,531	98,440
Inventories	56,500	49,586
Deferred income taxes	9,156	12,240
Prepaid and other current assets	7,867	9,886

Total current assets	197,749	179,204
Property, plant, and equipment, net	142,166	150,992
Goodwill	45,333	45,408
Intangible assets, net	191,066	191,974
Other non-trade receivables, net	4,827	5,465
Other noncurrent assets	1,405	1,196

Total Assets	$582,546	$574,239

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$2,599	$108
Accounts payable	56,559	45,613
Income taxes payable	10,253	4,246
Other current liabilities	64,345	61,745

Total current liabilities	133,756	111,712
Long-term debt	313,439	392,750
Deferred income taxes	44,082	46,823
Postretirement benefits other than pension	23,864	23,513
Pension liability	16,908	7,597
International retirement obligation	5,201	5,771
Other noncurrent liabilities	7,580	7,418

Total liabilities	544,830	595,584

Stockholders’ equity (deficit):
Common stock, $0.01 par value; authorized 200,000,000 shares; 52,338,171 shares issued and outstanding (net of 300,008 treasury shares) in 2005 and 49,475,364 shares issued and outstanding (net of 118,600 treasury shares) in 2004	523	495
Additional paid-in capital	82,072	45,275
Unearned stock grant compensation	(20,720)	(23,833)
Accumulated deficit	(32,914)	(55,925)
Accumulated other comprehensive income	8,755	12,643

Total stockholders’ equity (deficit)	37,716	(21,345)

Total Liabilities and Stockholders’ Equity (Deficit)	$582,546	$574,239

See accompanying notes to the consolidated financial statements.

KNOLL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

(dollars in thousands, except share and per share data)

	2005	2004	2003
Sales	$807,960	$706,390	$697,246
Cost of sales	535,904	465,379	460,911

Gross profit	272,056	241,011	236,335
Selling, general, and administrative expenses	179,217	169,706	149,739

Operating income	92,839	71,305	86,596
Interest expense	23,684	19,452	20,229
Other expense, net	5,355	5,316	2,473

Income before income tax expense	63,800	46,537	63,894
Income tax expense	27,891	19,793	27,545

Net income	$35,909	$26,744	$36,349

Earnings per share:
Basic	$.70	$.58	$.78
Diluted	$.68	$.55	$.75
Weighted-average shares outstanding:
Basic	51,219,123	46,353,253	46,317,530
Diluted	52,919,388	48,319,483	48,414,374

See accompanying notes to the consolidated financial statements.

KNOLL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

(dollars in thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Unearned Stock Grant Compensation	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
Balance at January 1, 2003 (46,336,058 shares)	$463	$2,463	$—	$(48,417)	$(17,632)	$(63,123)
Net income	—	—	—	36,349	—	36,349
Foreign currency translation adjustment	—	—	—	—	18,980	18,980
Minimum pension liability (net of income tax effect of $133)	—	—	—	—	201	201

Total comprehensive income						55,530

Purchase of common stock (29,200 shares)	—	(526)	—	—	—	(526)

Balance at December 31, 2003	$463	$1,937	$—	$(12,068)	$1,549	$(8,119)
Net income	—	—	—	26,744	—	26,744
Foreign currency translation adjustment	—	—	—	—	8,501	8,501
Unrealized gain on derivative (net of income tax effect of $101)	—	—	—	—	150	150
Minimum pension liability (net of income tax effect of $1,629)	—	—	—	—	2,443	2,443

Total comprehensive income						37,838

Shares issued for consideration:
Exercise of stock options, including tax benefit of $5,501 (1,581,706 shares)	16	19,574	—	—	—	19,590
Shares issued under stock incentive plan (1,600,000 shares)	16	23,984	(24,000)	—	—	—
Earned stock grant compensation	—	—	167	—	—	167
Cash dividend ($1.525 per share)	—	—	—	(70,601)	—	(70,601)
Purchase of common stock (13,200 shares)	—	(220)	—	—	—	(220)

Balance at December 31, 2004	$495	$45,275	$(23,833)	$(55,925)	$12,643	$(21,345)
Net income	—	—	—	35,909	—	35,909
Foreign currency translation adjustment	—	—	—	—	272	272
Unrealized gain on derivative (net of income tax effect of $151)	—	—	—	—	232	232
Minimum pension liability (net of income tax effect of $2,862)	—	—	—	—	(4,392)	(4,392)

Total comprehensive income						32,021

Shares issued for consideration:
Exercise of stock options, including tax benefit of $8,347 (2,990,262 shares)	29	38,850	—	—	—	38,879
Shares issued under stock incentive plan (50,000 shares)	1	938	(939)	—	—	—
Shares issued under employee stock purchase plan (3,953)	—	65	—	—	—	65
Earned stock grant compensation	—	—	4,052	—	—	4,052
Cash dividend ($.25 per share)	—	—	—	(12,898)	—	(12,898)
Purchase of common stock (181,408 shares)	(2)	(3,056)	—	—	—	(3,058)

Balance at December 31, 2005 (52,338,171 shares)	$523	$82,072	$(20,720)	$(32,914)	$8,755	$37,716

See accompanying notes to the consolidated financial statements.

KNOLL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

(in thousands)

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$35,909	$26,744	$36,349
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	18,721	20,080	28,217
Amortization of intangible assets	626	1,692	1,382
Loss on early extinguishment of debt	—	—	1,151
Write-off of deferred financing fees	3,562	2,518	—
Unrealized foreign currency loss	2,045	2,944	6,509
Proceeds from settlement of foreign currency contracts	—	—	1,484
Proceeds from termination of interest rate swap agreements	—	—	4,770
Premium paid for interest rate cap agreement	—	(425)	—
Tax benefit from exercise of stock options	8,347	5,501	—
Earned stock grant compensation	4,052	167	—
Other noncash items	(5)	(65)	(6,388)
Changes in assets and liabilities:
Customer receivables	(16,559)	299	3,117
Inventories	(7,304)	(9,932)	11,505
Accounts payable	11,318	(9,847)	(5,132)
Current and deferred income taxes	9,360	8,125	1,217
Other current assets	(1,560)	2,503	920
Other current liabilities	3,068	7,883	(15,894)
Other noncurrent assets and liabilities	5,861	2,116	9,768

Cash provided by operating activities	77,441	60,303	78,975

CASH FLOWS FOR INVESTING ACTIVITIES
Capital expenditures	(10,744)	(13,131)	(9,722)
Proceeds from sale of assets	101	—	235
Purchase of license agreement	—	—	(630)

Cash used in investing activities	(10,643)	(13,131)	(10,117)

CASH FLOWS FOR FINANCING ACTIVITIES
Proceeds (repayment) from revolving credit facility, net	66,000	(223,750)	49,750
Proceeds from issuance of long term debt	250,000	425,000	—
Repayment of long-term debt	(392,723)	(189,354)	(121,086)
Deferred financing fees	(3,280)	(5,819)	—
Premium paid for early extinguishment of debt	—	—	(1,037)
Payment of dividends	(12,490)	(70,601)	—
Purchase of common stock for treasury	(3,056)	(220)	(526)
Proceeds from issuance of common stock	31,390	13,216	—

Cash used in financing activities	(64,159)	(51,528)	(72,899)

Effect of exchange rate changes on cash and cash equivalents	(996)	1,891	2,685

Increase (decrease) in cash and cash equivalents	1,643	(2,465)	(1,356)
Cash and cash equivalents at beginning of year	9,052	11,517	12,873

Cash and cash equivalents at end of year	$10,695	$9,052	$11,517

See accompanying notes to the consolidated financial statements.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

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

The results of the European subsidiaries are reported and included in the consolidated financial statements on a one-month lag to allow for the timely preparation of consolidated information. The effect of this presentation is not material to the financial statements.

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

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires the Company to annually, or more frequently if deemed necessary, to compare the estimated fair value of the defined reporting unit to the reported carrying amount of the reporting unit. If the fair market value is less than the carrying value, goodwill may be impaired, and will be written down to its estimated fair market value, if necessary. In adopting the above Standard, the Company assigned an indefinite useful life to its trademarks and discontinued the amortization of both its goodwill and trademarks.

The Company has identified North America and Europe as its two reporting units and all of the Company’s goodwill is in North America. The Company performs its annual impairment tests as of October 1 of each year. The first step of the goodwill impairment test was performed, as prescribed by SFAS 142, to identify potential impairment. This first step included estimating the fair value of the reporting unit to which the Company’s goodwill is attributable and comparing that fair value to the carrying amount of the reporting unit. Step one yielded a fair value that exceeded the carrying amount. As a result, goodwill was considered not impaired.

The annual impairment test of trademarks is completed as of October 1 of each year. It was determined that no impairment existed based on the impairment tests for each year through 2005. The fair value of the trademarks was estimated using a discounted cash flow method.

The Company continues to amortize its deferred financing fees over the life of the respective debt.

Shipping and Handling

Amounts billed to clients for shipping and handling of products are classified as sales in the consolidated statements of operations. Costs incurred by the Company for shipping and handling are classified as cost of sales.

Research and Development Costs

Research and development expenses, which are expensed as incurred, were $10.8 million for 2005, $12.8 million for 2004, and $9.3 million for 2003.

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

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Financial Instruments

The Company uses derivative financial instruments, to reduce its exposure to adverse fluctuations in foreign currency exchange and interest rates. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, on the date a derivative instrument is entered into, the Company designates the derivative as (i) a fair value hedge, (ii) a cash flow hedge, (iii) a hedge of a net investment in a foreign operation, or (iv) a risk management instrument not eligible for hedge accounting. The Company recognizes all derivatives on the consolidated balance sheet at fair value. The interest rate swap and interest rate cap agreements entered into in October 2004 (see further discussion in Note 10) were classified as cash flow hedges and as such the effective portion of the change in the value of the contracts is recorded in other comprehensive income, net of tax, and reclassified into earnings in the period or periods during which the hedged transactions affect earnings. Any ineffective portion of the change in the value of the contracts is immediately recognized in earnings. All derivatives in effect during 2003 were classified as risk management instruments not eligible for hedge accounting. Changes in the fair value of derivatives classified as risk management instruments not eligible for hedge accounting are reported in earnings in the period the value of the contract changes.

Foreign Currency Translation

Results of foreign operations are translated into U.S. dollars using average exchange rates during the period, while assets and liabilities are translated into U.S. dollars using exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded in accumulated other comprehensive income. As of December 31, 2005 and 2004, the accumulated foreign currency translation adjustments included in other comprehensive income amounted to $12,772,000 and $12,500,000, respectively.

Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than the functional currency are included in income in the period in which the change occurs.

Stock-Based Compensation

At December 31, 2005, the Company has three stock incentive plans, which are described more fully in Note 16. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), encourages entities to record compensation expense for stock-based employee compensation plans at fair value but provides the option of measuring compensation expense using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The Company accounts for stock-based compensation in accordance with APB 25. No stock-based employee compensation cost related to the three stock incentive plans is reflected in net income, as all options granted under those plans had an exercise price equal to the fair value of the underlying common stock on the date of grant.

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Twelve Months Ended December 31,
	2005	2004	2003
	(in thousands except per share data)
Net income, as reported	$35,909	$26,744	$36,349
Add:
Earned stock grant compensation	4,052	167	—
Other stock-based compensation expense	612	747	(363)
Deduct:
Total stock-based employee compensation expense determined under fair-value-based method, net of related tax effects	(6,460)	(2,540)	(1,867)

As adjusted net income	$34,113	$25,118	$34,119

Earnings per share:
Basic—as reported	$.70	$.58	$.78

Diluted—as reported	$.68	$.55	$.75

Basic—as adjusted	$.67	$.54	$.74

Diluted—as adjusted	$.64	$.52	$.70

The weighted average per share fair value of options was $3.80 for 2005 grants and $4.07 for 2004 grants. There were no options granted in 2003.

The fair value of the options and stock purchase rights, prior to 2005, was estimated using a minimum value method for grants made on or subsequent to March 24, 1999 and through December 14, 2004. The Company went public on December 14, 2004 and used the Black-Scholes option pricing model to value options granted after that date. During 2005, the Company replaced the Black-Scholes option pricing model with a lattice model in preparation for the implementation of FAS 123(R) effective January 1, 2006. No options were granted in 2003. For options granted prior to December 14, 2004 and valued under the minimum value method, the Company used the following assumptions; a risk-free interest rate of 4.8% in 2004 and 4.9% in 2002; dividend yield of zero in 2004 and 2002; and weighted average expected lives of 7 years in 2004 and 2002. For stock options granted during 2005 the following assumptions were used in the lattice model; a risk-free interest rate of 4.5%; dividend yield of 2.3%; and weighted average expected lives of 7 years. In addition, for the stock options granted during 2005 volatility was calculated at 22.0% and a forfeiture rate of 2% was used. The estimated fair value of the options was amortized to expense over the vesting period of the options for purposes of determining as adjusted net income.

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax are as follows (in thousands):

	Beginning Balance	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Ending Balance
December 31, 2003
Minimum pension liability	$(2,651)	$334	$(133)	$201	$(2,450)
Foreign currency translation adjustment	(14,981)	18,980	—	18,980	3,999

Accumulated other comprehensive (loss) income, net of tax	$(17,632)	$19,314	$(133)	$19,181	$1,549

December 31, 2004
Minimum pension liability	$(2,450)	$4,072	$(1,629)	$2,443	$(7)
Foreign currency translation adjustment	3,999	8,501	—	8,501	12,500
Unrealized gain on derivative	—	251	(101)	150	150

Accumulated other comprehensive income (loss), net of tax	$1,549	$12,824	$(1,730)	$11,094	$12,643

December 31, 2005
Minimum pension liability	$(7)	$(7,254)	$2,862	$(4,392)	$(4,399)
Foreign currency translation adjustment	12,500	272	—	272	12,772
Unrealized gain on derivative	150	383	(151)	232	382

Accumulated other comprehensive income (loss), net of tax	$12,643	$(6,599)	$2,711	$(3,888)	$8,755

Earnings per Share

Basic earnings per share excludes the dilutive effect of common shares that could potentially be issued, due to the exercise of stock options, and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share includes the effect of shares and potential shares issued under the stock incentive plans.

	Twelve Months Ended December 31,
	2005	2004	2003
	(in thousands)
Weighted average shares of common stock outstanding—basic	51,219	46,353	46,318
Potentially dilutive shares resulting from stock plans	1,700	1,966	2,096

Weighted average common shares—diluted	52,919	48,319	48,414

Antidilutive options not included in the weighted average common shares—diluted calculation	295	1,590	1,005

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

New Accounting Pronouncements

In December 2004, the FASB issued a revision of SFAS No. 123, “Share-Based Payment” (“SFAS 123(R)”), which supersedes SFAS No. 123 and APB Opinion No. 25. This statement focuses primarily on transactions in which an entity obtains employee services in exchange for share-based payments. The pro forma disclosure previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Under SFAS 123(R), a public entity generally is required to measure the cost of employee services received in exchange for the award of an equity instrument based on the grant-date fair value of the award, with such cost recognized over the applicable vesting period. In addition, SFAS 123(R) requires an entity to provide certain disclosures in order to assist in understanding the nature of share-based payment transactions and the effects of those transactions on the financial statements. The Company was required to adopt the provisions of SFAS 123(R) on January 1, 2006. Under SFAS No. 123(R), the Company determined the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The permitted transition methods include the prospective, retrospective, or modified-prospective methods. The prospective method only relates to the options that were issued prior to the Company’s initial public offering that have historically been accounted for under the minimum value method. Such options continue to be accounted for under the provisions of APB Opinion No. 25. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified-prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123(R), while the retrospective method would record compensation expense for all unvested stock options beginning with the first period presented.

Unvested options outstanding upon adoption that were accounted for under the minimum value method in accordance with SFAS No. 123 and APB Opinion No. 25, will continue to be accounted for under the minimum value method. All other unvested options outstanding upon adoption will be accounted for under the modified–prospective method. The Company has evaluated the requirements of SFAS 123(R) and will be using a lattice option-pricing model to value all of its unvested stock options that are accounted for under the modified-prospective method. The Company expects to recognize additional compensation expense for 2006 of approximately $0.7 million.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities however, in periods of abnormal high production, the amount of fixed overhead allocated to products is decreased so that inventories are not measured above cost. The Company was required to adopt these provisions on January 1, 2006 and has determined there will not be a material impact from SFAS 151 on the consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the prior year balance sheet to conform to the current year presentation.

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. CUSTOMER RECEIVABLES

Customer receivables are presented net of an allowance for doubtful accounts of $3,826,000 and $5,392,000 at December 31, 2005 and 2004, respectively. Management performs ongoing credit evaluations of its clients and generally does not require collateral. As of December 31, 2005 and 2004, the U.S. government and agencies thereof, represented approximately 15.4% and 18.8%, respectively, of gross customer receivables.

4. INVENTORIES

	2005	2004
	(in thousands)
Raw materials	$32,769	$23,427
Work in process	6,080	6,129
Finished goods	17,651	20,030

Inventories	$56,500	$49,586

Inventory reserves for obsolescence and other estimated losses were $5,031 and $6,347 at December 31, 2005 and 2004, respectively.

5. PROPERTY, PLANT, AND EQUIPMENT

	2005	2004
	(in thousands)
Land and buildings	$86,177	$87,334
Machinery and equipment	281,177	277,978
Construction in progress	3,189	6,397

Property, plant and equipment	370,543	371,709
Accumulated depreciation	(228,377)	(220,717)

Property, plant and equipment, net	$142,166	$150,992

6. INTANGIBLE ASSETS

Information regarding the Company’s goodwill and other intangible assets follows (in thousands):

	2005			2004
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Unamortizable intangible assets:
Goodwill	$53,745	$(8,412)	$45,333	$53,766	$(8,358)	$45,408
Trademarks	219,900	(32,069)	187,831	219,900	(32,069)	187,831
Amortizable intangible assets:
Deferred financing fees	3,401	(166)	3,235	4,297	(154)	4,143

Total	$277,046	$(40,647)	$236,399	$277,963	$(40,581)	$237,382

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 3, 2005, the Company amended and restated its existing senior credit facility. As a result of this transaction, approximately $3,562,000 of deferred financing fees, net of accumulated amortization, were written off and approximately $3,280,000 of new deferred financing fees were recorded.

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

The Company recorded amortization of deferred financing fees of approximately $626,000, $1,692,000, and $1,382,000 for the years ended December 31, 2005, 2004 and 2003, respectively. This amortization was recorded as a component of interest expense. The Company estimates that it will record amortization expense of approximately $663,000 for each of the succeeding four fiscal years and $508,000 during the fifth succeeding fiscal year.

7. OTHER CURRENT LIABILITIES

	2005	2004
	(in thousands)
Accrued employee compensation	$33,619	$29,271
Accrued pension costs	3,039	6,962
Customer deposits	6,950	4,411
Other	20,737	21,101

Other current liabilities	$64,345	$61,745

8. INDEBTEDNESS

The Company’s long-term debt is summarized as follows:

	2005	2004
	(in thousands)
Term loans, variable rate (6.53% at December 31, 2005 and 5.34% at December 31, 2004)	$249,375	$392,000
Revolving loans, variable rate (6.331% - 8.250% at December 31, 2005)	66,000	—
Other	663	858

	316,038	392,858
Less current maturities	(2,599)	(108)

Long-term debt	$313,439	$392,750

Term and Revolving Loans

On October 3, 2005, the Company amended and restated its existing senior credit facility. The new senior secured facility permits the Company to borrow an aggregate principal amount of up to $450 million, consisting of a $200 million revolving credit facility and a $250 million term loan facility. The Company used the proceeds

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the term loan facility and a $92 million borrowing under the revolving credit facility to repay amounts outstanding under the previously existing senior credit facility of $333 million, plus accrued interest and to pay related fees and expenses.

The $250 million term loan is subject to a 0.25% quarterly principal amortization equal to $625 thousand per quarter with the remaining principal due in October 2012. Loans made pursuant to the revolving credit facility may be borrowed, repaid and reborrowed from time to time until October 2010, subject to satisfaction of certain conditions on the date of any such borrowing. Obligations under the credit facility are currently secured by a first security interest in substantially all of the Company’s assets and properties, as well as those of the Company’s domestic subsidiaries. Following an improvement of the Company’s debt ratings to specified levels, the indebtedness will be secured only by a pledge of the capital stock of each of the Company’s wholly owned domestic subsidiaries and 65% of the capital stock of each of the Company’s, and the wholly owned domestic subsidiaries’, first tier international subsidiaries. Borrowings under the credit agreement bear interest at a floating rate based, at the Company’s option, upon (i) a LIBOR rate plus an applicable percentage or (ii) the greater of the federal funds rate plus 0.5% or the prime rate, plus an applicable percentage.

The senior credit agreement contains a letter of credit subfacility that allows for the issuance of up to $15,000,000 in letters of credit and a swing-line loan subfacility that allows for issuance of up to $10,000,000 in swing-line loans. The amount available for borrowing under the revolving credit facility is reduced by the total outstanding letters of credit and swing-line loans. At December 31, 2005, the Company had $4,361,000 of letters of credit outstanding, $66,000,000 outstanding under the revolving credit facility and approximately $129,639,000 available for borrowing under the revolving credit facility. The letters of credit have expiration dates of April 1, 2006 and August 31, 2006.

The Company is required to pay a commitment fee equal to 0.5% per annum on the unused portion of the revolving credit facility, subject to adjustment based upon the Company’s leverage ratio. In addition, the Company is required to pay a letter of credit fee equal to the applicable margin payable on revolving credit facility loans maintained as LIBOR loans, subject to adjustment under similar circumstances.

In addition, the credit agreement also contains various affirmative and negative covenants that among other things, limit, subject to certain exceptions, the incurrence of additional indebtedness; capital expenditures in excess of a specified amount in any fiscal year (with a two-year carry-over); and declaration or payment of dividends and stock repurchases. The Company was in compliance with the credit agreement covenants at December 31, 2005.

The Company also has several revolving credit agreements with various European financial institutions. These credit agreements provide credit primarily for overdraft and working capital purposes. As of December 31, 2005, total credit available under such agreements was approximately $10,231,000. There is currently no expiration date on these agreements. The interest rates on borrowings are variable and are based on the monetary market rate that is linked to each country’s prime rate. As of December 31, 2005, the Company had $1,246,000 outstanding under the European credit facilities.

Senior Subordinated Notes

On March 28, 2003, the Company redeemed the remaining principal amount ($57,250,000) of its 10.875% Senior Subordinated Notes due 2006 at a redemption price of 101.812% of principal amount, plus accrued interest. The redemption was funded with borrowings under the senior revolving credit facility. The Company recorded a loss in 2003 on the early extinguishment of debt of $1,151,000.

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest Paid

During 2005, 2004 and 2003, the Company made interest payments including amounts related to the Company’s interest rate collar swap and cap agreements totaling $24,670,000, $17,081,000, and $20,606,000, respectively.

Maturities

Aggregate maturities of the Company’s indebtedness as of December 31, 2005 are as follows (in thousands):

2006	$2,599
2007	2,604
2008	2,608
2009	2,612
2010	68,617
Subsequent years	236,998

$316,038

9. PREFERRED STOCK

The Company’s Certificate of Incorporation authorizes the issuance of 10,000,000 shares of preferred stock with a par value of $1.00 per share. Subject to applicable laws, the Board of Directors is authorized to provide for the issuance of preferred shares in one or more series, for such consideration and with designations, powers, preferences and relative, participating, optional or other special rights and the qualifications, limitations or restrictions thereof, as shall be determined by the Board of Directors. There is no Preferred Stock outstanding as of December 31, 2005 and 2004.

10. DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses derivative financial instruments, to reduce its exposure to adverse fluctuations in foreign currency exchange and interest rates.

Interest Rate Swap and Cap Agreements

In October 2004, as required by the Company’s credit facility, the Company entered into an interest rate swap agreement and an interest rate cap agreement for purposes of managing its risk in market interest rate fluctuations. These agreements hedge interest rate risk on a notional amount of approximately $212.5 million of the Company’s borrowings under the credit facility. Under the interest rate swap agreement, the Company pays a fixed rate of interest of 3.010% and receives a variable rate of interest equal to three-month London Interbank Offered Rate (LIBOR), as determined on the last day of each quarterly settlement period on an aggregated notional principal amount of $50.0 million. Changes in the fair value of interest rate swap agreement are recorded in the period the value of the contract changes. The net amount paid or received upon quarterly settlements is recorded as an adjustment to interest expense, while the change in fair value is recorded as a component of accumulated other comprehensive income in the equity section of the balance sheet. The interest rate cap agreement sets a maximum interest rate on a notional amount and utilizes LIBOR as a variable-rate reference. Under the cap agreement, the Company paid a premium of $425 thousand for a cap rate of 4.250% on $162.5 million of the Company’s borrowing under the credit facility. Because the interest rate cap did not offset

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the change in cash flows related to the interest payments on the debt, the interest rate cap agreement is considered ineffective and the change in fair value of the contract is reported in earnings in the period the value of the contract changes as a component of other income (expense). Both the interest rate swap agreement and the interest rate cap agreement mature on September 30, 2006.

The aggregate fair market value of the interest rate hedge agreements as of December 31, 2005 was $1.2 million. The fair value of the interest rate agreements is included in prepaid and other current assets in the Company’s consolidated balance sheet as of December 31, 2005. During 2005, the Company recognized an aggregate net pre-tax benefit related to the agreements of $820 thousand, of which $142 thousand was recorded as interest income, $295 thousand was recorded as a component of other income in the Company’s consolidated statement of operations, and $383 thousand pre-tax was recorded as other comprehensive income. The aggregate fair market value of the interest rate agreements as of December 31, 2004 was $526 thousand, all of which was included in other non-current assets in the Company’s consolidated balance sheet as of December 31, 2004. During 2004, the Company recognized an aggregate pretax loss related to the agreements of $20 thousand, of which $966 thousand was recorded as interest expense, $695 thousand was recorded as a component of other income (expense) in the Company’s consolidated statement of operations, and $251 thousand was recorded as other comprehensive income in the Company’s consolidated statement of changes in stockholder’s equity. During 2003, the Company recognized an aggregate net gain related to existing interest rate collar and swap agreements of $720 thousand, of which $6.56 million was recorded as interest expense and $7.28 million was recorded as a component of other income in the Company’s consolidated statement of operations.

On March 1, 2003, the Company terminated two existing interest rate swap agreements, for cash proceeds of $4,770,000 recognizing a loss of $758,000.

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

As of December 31, 2005, the Company had no outstanding foreign currency contracts, however, the Company recorded an $87 thousand unrecognized loss related to the termination of the agreement outstanding at December 31, 2004. The aggregate fair market value of the foreign currency option contract outstanding at December 31, 2004 was $87 thousand, all of which was included in prepaid and other current assets in the Company’s consolidated balance sheet as of December 31, 2004, the Company recognized a corresponding net gain, respectively, related to the agreements. The Company also realized a net gain of $1.5 million related to agreements initiated and settled during 2003.

11. CONTINGENT LIABILITIES AND COMMITMENTS

The Company is currently involved in claims and matters of litigation, including environmental contingencies, arising in the ordinary course of business. The Company accrues for such matters when expenditures are probable and reasonably estimable. Management is of the opinion that such claims and

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

litigation, based upon information presently known, either individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

Changes in the Company’s warranty reserve during the years ended December 31, 2005, 2004, and 2003 are as follows:

	2005	2004	2003
	(in thousands)
Balance, beginning of the year	$5,019	$5,647	$7,110
Provision for warranty claims	6,994	6,127	4,729
Warranty claims paid	(6,500)	(6,809)	(6,070)
Exchange rate impact	8	54	(122)

Balance, end of the year	$5,521	$5,019	$5,647

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (“Statement 143”), “Accounting for Asset Retirement Obligations”. The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The Company adopted Statement 143 on January 1, 2003 and recorded an asset retirement obligation of $390,000 related to the removal of leasehold improvements that have been made to one of the Company’s manufacturing and distribution centers. Such improvements must be removed upon termination of the lease agreement. As of December 31, 2005, the fair value of that obligation is $465,000.

On January 10, 2006, Humanscale Corporation filed a lawsuit against the Company in the U.S. District Court in the Eastern District of Texas alleging that certain elements of the Company’s LIFE™ chair infringed U.S. Patent No. 6,959,965 (the “965 Patent”), which was issued on November 1, 2005. Humanscale seeks a ruling of infringement, a preliminary and permanent injunction, fees, costs and compensatory and treble damages. On January 12, 2006, the Company filed a lawsuit against Humanscale Corporation in the U.S. District Court of the Southern District of New York in which the Company challenged Humanscale’s claim of infringement and the patent’s validity. In the New York action, the Company sought a ruling declaring the 965 Patent to be invalid and that the Company is not infringing the patent. The Company also sought costs, fees and injunctive relief. Subsequently, the Company voluntarily dismissed the New York action without prejudice and filed an answer and brought the Company’s claims as counterclaims in the Texas action. As of December 31, 2005, the Company is unable to estimate the ultimate aggregate amounts of liability or financial impact, if any, with respect to these matters.

At December 31, 2005, the Company employed a total of 3,775 people. Approximately 13.8% of the employees are represented by unions. The Grand Rapids, Michigan plant is the only unionized plant within the U.S. The four year agreement with the Carpenters and Joiners of America, Local 1615 covering hourly

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employees at the plant expires on August 27, 2006. As of December 31, 2005 this agreement covered 347 hourly employees. Certain workers in the facilities in Italy are also represented by unions.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of cash and cash equivalents, accounts receivable, and accounts payable, approximate their carrying amounts due to their immediate or short-term periods to maturity. The stated interest rates on the Company’s long-term debt approximate market rates for debt instruments with similar terms and maturities, and accordingly, the fair value of the Company’s long-term debt, described in Note 8, approximates its carrying amount. The derivative instruments described in Note 10, are recorded at fair value as estimated by the dealer.

13. INCOME TAXES

Income (loss) before income tax expense consists of the following:

	2005	2004	2003
	(in thousands)
U.S. operations	$56,109	$43,748	$67,024
Foreign operations	7,691	2,789	(3,130)

	$63,800	$46,537	$63,894

Income tax expense is comprised of the following:

	2005	2004	2003
	(in thousands)
Current:
Federal	$16,550	$10,141	$11,817
State	4,101	2,399	3,202
Foreign	4,313	1,221	857

Total current	24,964	13,761	15,876

Deferred:
Federal	2,694	4,651	9,698
State	151	956	1,914
Foreign	82	425	57

Total deferred	2,927	6,032	11,669

Income tax expense	$27,891	$19,793	$27,545

Income taxes paid, net of refunds received, by the Company during 2005, 2004, and 2003 totaled $6,624,000, $6,407,000, and $19,032,000, respectively.

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the tax effects of temporary differences that give rise to the deferred tax assets and liabilities:

	2005	2004
	(in thousands)
Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts	$1,267	$2,574
Inventories	1,440	2,109
Net operating loss carryforwards	16,666	15,361
Obligation for postretirement benefits other than pension	9,958	9,660
Accrued liabilities and other items	19,387	12,546

Gross deferred tax assets	48,718	42,250
Valuation allowance	(16,841)	(15,994)

Net deferred tax assets	31,877	26,256

Deferred tax liabilities:
Intangibles, principally due to differences in amortization	48,056	42,055
Plant and equipment, principally due to differences in depreciation and assigned values	18,747	18,784

Gross deferred tax liabilities	66,803	60,839

Net deferred tax liabilities	$(34,926)	$(34,583)

As of December 31, 2005, the Company had net operating loss carryforwards totaling approximately $50,747,000 in various foreign tax jurisdictions, of which $486,000 expire in 2007, $225,000 in 2008, $1,117,000 in 2009, $940,000 in 2010, $836,000 in 2011, $1,068,000 in 2012, and $46,075,000 may be carried forward for an unlimited time.

Future tax benefits recognized through reductions of the valuation allowance for net operating loss carryforwards that existed as of February 29, 1996, the date the Company was formed, will generally reduce goodwill. The Company provides a valuation allowance against net foreign deferred tax assets due to the uncertainty that they can be realized.

The following table sets forth a reconciliation of the statutory federal income tax rate to the effective income tax rate:

	2005	2004	2003
Federal statutory tax rate	35.0%	35.0%	35.0%
Increase in the tax rate resulting from:
State taxes, net of federal effect	3.5	5.1	5.4
Effect of tax rates of other countries	0.5	0.3	0.1
Non-deductible IPO expense	—	2.2	—
Taxes related to the repatriation of foreign earnings	4.9	—	—
Other	(0.2)	(0.1)	2.6

Effective tax rate	43.7%	42.5%	43.1%

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has not made provisions for U.S. federal and state income taxes as of December 31, 2005 on $61,650,000 of foreign earnings that are expected to be reinvested indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. federal and state income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of the unrecognized deferred tax liability is not practicable.

In the fourth quarter of 2004, the United States Congress passed The American Jobs Creation Act of 2004 (the Act), which introduced a new tax deduction for computing taxable profits from the sale of products manufactured in the United States and a special one-time dividends received deduction on the repatriation of certain foreign earnings upon meeting certain criteria. The Act provides for a deduction of 85% of foreign earnings that are repatriated. The deduction was available through December 31, 2005. On July 27, 2005, the Company formalized a plan to repatriate $45 million of foreign earnings from its Canadian operations. The Company repatriated $20 million during the third quarter of 2005 and repatriated the remaining $25 million during the fourth quarter of 2005. As a result of the repatriation, the Company recorded additional tax expense of $3.1 million in 2005.

14. LEASES

The Company has commitments under operating leases for certain machinery and equipment as well as manufacturing, warehousing, showroom and other facilities used in its operations. Some of the leases contain renewal provisions and generally require the Company to pay certain operating expenses, including utilities, insurance and taxes, which are subject to escalation. In 2004, the Company entered into a lease for one of its showrooms which contained a provision for cash abatements related to certain leasehold improvements. This abatement is recognized on a straight-line basis as a reduction to rent expense over the least term. The unamortized portion as of December 31, 2005 and 2004 was $1,826,000 and $2,067,000, respectively. Total rental expense for 2005, 2004, and 2003 was $10,965,000, $9,934,000 and $10,184,000, respectively. Future minimum rental payments required under those operating leases that have an initial or remaining noncancelable lease term in excess of one year are as follows (in thousands):

2006	$8,666
2007	8,640
2008	7,478
2009	5,712
2010	4,318
Subsequent years	9,563

Total minimum rental payments	$44,377

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. PENSION AND OTHER POSTRETIREMENT BENEFITS

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

The following table sets forth a reconciliation of the benefit obligation, plan assets and accrued benefit cost related to the pension and other postretirement benefits provided by the Company:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
	(in thousands)
Change in benefit obligation:
Benefit obligation at January 1	$84,216	$73,115	$30,513	$26,419
Service cost	8,629	8,990	876	871
Interest cost	5,240	4,550	1,866	1,619
Participant contributions	242	251	—	—
Plan Amendments	—	—	(12,479)	—
Actuarial loss (gain)	10,597	(1,923)	7,642	2,916
Benefits paid	(929)	(767)	(1,400)	(1,312)

Benefit obligation at December 31	$107,995	$84,216	$27,018	$30,513

Change in plan assets:
Fair value of plan assets at January 1	$58,331	$47,582	$—	$—
Actual return on plan assets	6,970	5,227	—	—
Employer contributions	11,026	6,038	1,400	1,312
Participant contributions	242	251		—
Benefits paid	(929)	(767)	(1,400)	(1,312)

Fair value of plan assets at December 31	$75,640	$58,331	$—	$—

Funded status	$(32,355)	$(25,885)	$(27,018)	$(30,513)
Unrecognized net loss	19,846	11,498	16,486	9,277
Unrecognized prior service cost (benefit)	552	629	(14,712)	(2,456)

Net amount recognized	$(11,957)	$(13,758)	$(25,244)	$(23,692)

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit cost	$(19,774)	$(14,398)	$(25,244)	$(23,692)
Intangible asset	552	629	—	—
Accumulated other comprehensive income	7,265	11	—	—

Net amount recognized	$(11,957)	$(13,758)	$(25,244)	$(23,692)

Effective January 1, 2006, the Company amended its post-65 retiree Health Care Plan to replace prescription drug coverage with a Medicare Part D reimbursement capped at $40 per month.

Effective January 1, 2007, the Company amended its post retirement Health Care Plan to share costs equally for retirees with 90 points (age plus years of service). Retirees with less than 90 points will pay the full cost of insurance.

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Weighted-average assumptions used to determine benefit obligations of the Company’s pension and other postretirement benefit plans as of December 31, 2005 and 2004, are as follows:

	2005	2004
Discount rate	5.90%	6.25%
Rate of compensation increase	4.00	4.00

The change in the discount rate increased the Company’s pension and other postretirement obligation by approximately $6,539,000 and $909,000, respectively.

In addition, the mortality table used in the actuarial calculation was changed from the 1983 Group Annuity Mortality table to the RP-2000 Combined Healthy table. This change was made to better reflect anticipated experience and caused the Company’s pension and other postretirement obligation to increase by $5,719,000 and $381,000, respectively.

The following table sets forth the components of the net periodic benefit cost for the Company’s pension and other postretirement benefits plans:

	Pension Benefits			Other Benefits
	2005	2004	2003	2005	2004	2003
	(in thousands)
Service cost	$8,629	$8,990	$8,729	$875	$871	$835
Interest cost	5,240	4,550	3,967	1,866	1,619	1,533
Expected return on plan assets	(4,902)	(4,166)	(3,761)	—	—	—
Amortization of prior service cost	77	77	77	(223)	(223)	(223)
Recognized actuarial loss	180	356	137	433	269	161

Net periodic benefit cost	$9,224	$9,807	$9,149	$2,951	$2,536	$2,306

Additional Information
Increase (decrease) in minimum liability included in other comprehensive income	$7,254	$(4,072)	$(334)	$—	$—	$—

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2005 and 2004, are as follows:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Discount rate	6.25%	6.25%	6.25%	6.25%
Expected return on plan assets	8.50	8.50	N/A	N/A
Rate of compensation increase	4.00	4.00	4.00	4.00

The expected long-term rate of return on assets is based on management’s expectations of long-term average rates of return to be earned on the investment portfolio. In establishing this assumption, management considers historical and expected returns for the asset classes in which the plan assets are invested.

At December 31, 2005, both of the Company’s defined benefit pension plans had an accumulated benefit obligation in excess of plan assets. The accumulated benefit obligation applicable to both plans was $95,414,000, and the fair value of the related plan assets was $75,640,000. The projected benefit obligation for both plans at December 31, 2005 was $107,995,000.

At December 31, 2004, the Company’s nonunion defined benefit pension plan had an accumulated benefit obligation in excess of plan assets. The accumulated benefit obligation was $59,218,000, and the fair value of the related plan assets was $46,592,000. The projected benefit obligation at December 31, 2004 was $68,297,000.

For purposes of measuring the benefit obligation and the net periodic benefit cost as of and for the year ended December 31, 2005, respectively, associated with the Company’s other postretirement benefits plans, a 7.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2006. The rate was then assumed to decrease 1.0% per year to an ultimate rate of 5.0% for 2008 and thereafter. Increasing the assumed health care cost trend rate by 1.0% would increase the benefit obligation as of December 31, 2005 by $4,287,000 and increase the aggregate of the service and interest cost components of net periodic benefit cost for 2005 by $253,000. Decreasing the assumed health care cost trend rate by 1.0% would decrease the benefit obligation as of December 31, 2005 by $3,030,000 and decrease the aggregate of the service and interest cost components of net periodic benefit cost for 2005 by $178,000.

The Company’s pension plans’ weighted-average asset allocations as of December 31, 2005 and 2004, by asset category are as follows:

	Plan Assets at December 31
Asset Category	2005	2004
Temporary Investment Funds	1%	1%
Equity Investment Funds	65	62
Fixed Income Funds	34	37

Total	100%	100%

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

The Company expects to contribute $3,039,000 to its pension plans and $1,731,000 to its other postretirement benefit plans in 2006. Estimated future benefit payments under our pension and other postretirement plans are as follows:

	Pension Benefits	Other Benefits
	(in thousands)
2006	$1,355	$1,731
2007	1,723	1,714
2008	2,189	1,779
2009	2,729	1,810
2010	3,379	2,049
2011-2015	30,200	12,077

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employees of the Canadian, Belgium and United Kingdom operations participate in defined contribution pension plans sponsored by the Company. The Company’s expense related to these plans for 2005, 2004, and 2003 was $1,105,000, $937,000, and $944,000 respectively.

The Company also sponsors a 401(k) retirement savings plan for all U.S. employees. Under this plan, participants may defer a portion of their earnings up to the annual contribution limits established by the Internal Revenue Service. The Company matches 40.0% of participant contributions up to the first 6.0% of compensation for nonunion employees and matches 50.0% of participant contributions up to the first 6.0% of compensation for union employees. For participants who are nonunion employees, the plan provides for additional employer matching based on the achievement of certain profitability goals. The plan also provides that the Company may make discretionary contributions of common stock to participant accounts on behalf of all actively employed U.S. participants. Contributed shares of common stock are restricted from transfer or withdrawal while participants remain employed. However, upon retirement, death or termination of employment, participants must sell vested shares of common stock back to the plan, and any shares that are not vested at such time are forfeited by the participant and held by the plan. Company contributions generally vest ratably over a five-year period. A Knoll common stock fund consisting of 1,000,000 shares of common stock into which participants may invest the compensation they elect to defer was established on December 14, 2004. Participant contributions into the Knoll common stock fund will be limited to no more than 10% of their total account balance in the plan. Participant contributions in the Knoll common stock fund may be transferred into other investment alternatives and distributed in the form of shares of Knoll common stock if so invested at the time of distribution.

The Company’s total expense under the 401(k) plan was $3,035,000, $2,915,000, and $2,805,000 for 2005, 2004 and 2003, respectively.

16. STOCK PLANS

Stock Incentive Plans

The Company sponsors three stock incentive plans under which awards denominated or payable in shares or options to purchase shares of Knoll common stock may be granted to officers, certain other key employees, directors and consultants of the Company. As of December 31, 2005, a combined maximum of 24,430,398 shares were authorized for issuance under the plans. A Stock Option Committee currently consisting of the Company’s entire Board of Directors (“Stock Option Committee”) has sole discretion concerning administration of the plans, including selection of individuals to receive awards, types of awards, the terms and conditions of the awards and the time at which awards will be granted. Options that are granted have a maximum contractual life of ten years. Grants to employees generally become partially vested one year from the date of the award agreement. On such date, 30% of the shares covered by the options become available for exercise. An additional 20% vest and become available on the second and third anniversaries and an additional 30% on the fourth anniversary. In addition, the options generally have accelerated vesting provisions upon a change of control of the Company.

The Company has granted, under the Amended and Restated 1999 Stock Incentive Plan, performance-based restricted stock awards to certain key employees aggregating 1,650,000 shares of common stock. These awards provide for the delivery of shares of common stock to award recipients upon the satisfaction of certain vesting requirements. The restricted stock awards will vest as to one-sixth of the shares underlying each award to the extent that the average Knoll operating profit for any two-year period is equal to $100.0 million. An additional one-sixth will vest based on additional increments to operating profit of $15.0 million over such a period, with full vesting upon the achievement of $175.0 million in average operating profit over such a period. In any event, the awards will fully vest on the sixth anniversary of the date of the grant and will be subject to pro rata vesting upon a change of control of the Company, if earlier, regardless of whether the operating profit targets are met.

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recorded the fair value of the shares on the date of grant as unearned stock grant compensation, which is a separate component of stockholders’ equity (deficit), and is recognizing compensation expense ratably over the vesting period.

The following table summarizes the Company’s restricted stock activity in the years indicated:

	2005		2004		2003
	Number of Shares Granted	Weighted Average Fair Value	Number of Shares Granted	Weighted Average Fair Value	Number of Shares Granted	Weighted Average Fair Value
Outstanding at beginning of year	1,600,000	$15.00	—	$—	—	$—
Granted	50,000	18.77	1,600,000	15.00	—	—

Outstanding at end of year	1,650,000	15.11	1,600,000	15.00	—	—

The following table summarizes the Company’s stock option activity in the years indicated:

	2005		2004		2003
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year	10,313,030	$11.55	9,617,862	$11.78	9,896,226	$11.81
September 2004 adjustment to outstanding	—	—	1,088,412	11.09	—	—
Exercised	(2,990,262)	10.21	(1,581,706)	8.91	—	—
Granted	360,000	17.65	1,402,000	15.91	—	—
Expired	—	—	(202,490)	10.96	(95,278)	11.22
Forfeited	(71,523)	14.52	(11,048)	16.72	(183,086)	13.89

Outstanding at end of year	7,611,245	12.33	10,313,030	11.55	9,617,862	11.78

Exercisable at end of year	5,931,184	11.39	8,134,902	10.58	8,574,454	11.21

Available for future grants	1,633,447		1,971,924		1,696,838

Options were granted with an exercise price that equals the market price of a share of Knoll common stock on the date of grant, while the Company’s stock was publicly traded, or the estimated fair value of a share of Knoll common stock on the date of grant, using an outside appraisal, subsequent to November 4, 1999 through December 13, 2004, when the Company’s stock was not publicly traded. Options that were granted generally vest in installments over either a four- or five-year period, beginning one year from the date of grant.

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

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

awards did not increase the aggregate intrinsic value of each award and did not reduce the per share ratio of the exercise price to the market value.

The following table summarizes information regarding stock options outstanding and exercisable at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$6.12-$10.94	4,354,833	3.34 years	$9.86	4,354,833	$9.86
$12.71-$18.77	3,256,412	7.29	15.65	1,576,351	15.64

$6.12-$18.77	7,611,245	5.01	12.33	5,931,184	11.39

Other Stock-Based Compensation Plans

On November 4, 1999, the Company established The Knoll Stock Ownership Award Plan, under which it may grant notional stock units to substantially all individuals employed by the Company in Canada as of the effective date of the plan. Participants vest their interest in notional stock units ratably according to years of service, with such units being 100% vested at the end of five years of service. On November 4, 1999, the Company granted a total of 109,800 notional stock units, with an estimated fair value of $14.00 per unit, to eligible employees. All outstanding shares became fully vested on November 4, 2004. In September 2004 and in January 2001, the number of notional units outstanding was adjusted, in accordance with the plan provisions, in response to special cash dividends that were paid to stockholders. Compensation expense is recognized based on the estimated fair value of notional stock units and vesting provisions. Total compensation expense (income) incurred in connection with this award was $612,000 for 2005, $747,000 for 2004 and $(363,000) for 2003. Units forfeited totaled 102 and 256 in 2004 and 2003, respectively.

As of December 31, 2005, approximately 120,034 notional units were outstanding and fully vested.

As discussed in Note 15, the Company may contribute shares of Knoll common stock into participant 401(k) plan accounts at its discretion. The Company contributed 300,200 shares into the 401(k) plan for substantially all individuals employed by the Company in the U.S. as of November 4, 1999. In connection with this award, the Company recognized $4,203,000 of compensation expense, which was based on a value of $14.00 per share. During 2005, 2004, and 2003 the Company repurchased 7,300; 13,200; and 29,200 of the contributed common shares, respectively, from the 401(k) plan at a weighted average price per share of $16.89 during 2005, $16.67 during 2004, and $18.01 during 2003, respectively. Such shares are held in treasury.

In December 2004, the Company established an Employee Stock Purchase Plan (ESPP) whereby employees of the Company may purchase shares of Knoll Inc. at a discounted rate. The discount rate is 5% off the average of the high and low sale price per share on the last Trading Day of the purchase period. Employees may contribute 1-10% of their eligible gross pay up to a $25,000 annual stock value limit. In 2005, employees purchased 3,953 shares in accordance with the terms of the ESPP.

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. SEGMENT AND GEOGRAPHIC REGION INFORMATION

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

The Company’s net sales by product category are as follows:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Office Systems	$458,840	$402,313	$428,555
Specialty Products	134,372	116,570	110,078
Seating	84,417	69,038	54,597
Files and Storage	58,750	51,616	47,162
European Products	63,017	54,411	50,139
Other	8,564	12,442	6,715

	$807,960	$706,390	$697,246

The Company markets its products in the United States and internationally, with its principal international markets being Canada and Europe. The table below contains information about the geographical areas in which the Company operates. Sales to clients are attributed to the geographic areas based on the origin of sale.

	United States	Canada	Europe	Consolidated
	(in thousands)
2005
Sales to clients	$715,453	$29,490	$63,017	$807,960
Property, plant and equipment, net	95,074	35,070	12,022	142,166
2004
Sales to clients	$633,787	$18,192	$54,411	$706,390
Property, plant and equipment, net	103,225	33,722	14,045	150,992
2003
Sales to clients	$627,844	$19,263	$50,139	$697,246
Property, plant and equipment, net	111,213	30,448	12,992	154,653

A number of U.S. government agencies purchase the Company’s products through multiple contracts with the General Services Administration (“GSA”). Sales under GSA contracts amounted to $99,291,000 in 2005, $120,495,000 in 2004, and $122,839,000 in 2003.

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. QUARTERLY RESULTS (UNAUDITED)

The following tables contain selected unaudited Consolidated Statements of Operations data for each quarter for the years ended December 31, 2005 and 2004. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(in thousands, except per share data)
2005
Sales	$179,129	$197,726	$209,333	$221,772	$807,960
Gross profit	58,089	68,187	71,433	74,347	272,056
Net income	6,851	11,368	8,196	9,494	35,909
Earnings per share—basic	$.14	$.22	$.16	$.18	$.70
Earnings per share—diluted	$.13	$.22	$.15	$.18	$.68

2004
Sales	$153,324	$178,821	$181,441	$192,804	$706,390
Gross profit	47,061	62,174	63,002	68,774	241,011
Net income	5,226	8,799	5,965	6,754	26,744
Earnings per share—basic	$.11	$.19	$.13	$.15	$.58
Earnings per share—diluted	$.11	$.18	$.12	$.14	$.55

19. OTHER (EXPENSE) INCOME

The components of other (expense) income are as follows:

	December 31
	2005	2004	2003
	(in thousands)
Foreign exchange transaction loss	$(2,261)	$(3,427)	$(7,733)
Loss on termination of interest rate swap agreements	—	—	(758)
Unrealized gain on derivatives	295	695	7,278
Loss on early extinguishment of debt	—	—	(1,151)
Write-off of deferred financing fees	(3,562)	(2,518)	—
Fees associated with the amended and restated credit agreement	(1,056)	—	—
Other	1,229	(66)	(109)

Other expense, net	$(5,355)	$(5,316)	$(2,473)

20. SUBSEQUENT EVENTS

Stock Repurchase Program

On February 2, 2006 the Company’s Board of Directors approved an additional stock repurchase program, pursuant to which management is authorized to repurchase up to $50,000,000 of the Company’s common stock in the open market, through privately negotiated transactions, or otherwise. Purchases under this plan are not expected to commence until the second quarter of 2006 and are subject to market conditions and applicable securities laws.

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dividend

On February 1, 2006, the Company’s Board of Directors declared a quarterly dividend of $0.10 per share payable on March 31, 2006 to stockholders of record on March 15, 2006.

Secondary Offering

On February 17, 2006, certain of the Company’s stockholders completed a secondary offering of 13,340,000 shares of common stock, of which 12,995,000 were sold by a previously controlling shareholder. The Company received no proceeds from the offering.

KNOLL, INC.

Report of Independent Registered Public Accounting Firm

on Consolidated Financial Statements and Schedule

The Board of Directors and Stockholders

Knoll, Inc.

We have audited the accompanying consolidated balance sheets of Knoll, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Knoll, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Knoll, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/S/    ERNST & YOUNG LLP

Philadelphia, Pennsylvania

March 10, 2006

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rule 13(a)-15(e) under the Securities Exchange Act of 1934, as amended, and concluded that our disclosure controls and procedures were effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Management’s annual report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes without limitation, maintaining records that in reasonable detail accurately and fairly reflect our transactions, providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements, providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization, and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Our management assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005. Our independent registered public accounting firm, Ernst & Young LLP, has audited our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005; their report is included on page 67.

Report of Independent Registered Public Accounting Firm

on Internal Control Over Financial Reporting

The Board of Directors and Stockholders

Knoll, Inc.

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that Knoll, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Knoll, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Knoll, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Knoll, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2005 of Knoll, Inc. and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/S/    ERNST & YOUNG LLP

Philadelphia, Pennsylvania

March 10, 2006

Item 9B. Other Information

On March 14, 2006, we entered into amendments to employment agreements with each of Andrew B. Cogan, our Chief Executive Officer, and Kathleen G. Bradley, our President and Chief Executive Officer, Knoll North America. The amendments modify the manner in which severance payments would be made to such executive officers and were needed in order to comply with Internal Revenue Code Section 409A.

On March 14, 2006, we also entered into an amended and restated employment agreement with Burton B. Staniar, our Chairman. The amendment changes Mr. Staniar’s annual compensation to eliminate annual incentive compensation. The amendment also modifies the manner in which severance payments would be made to Mr. Staniar for purposes of complying with Internal Revenue Code Section 409A.

On March 14, 2006, we entered into amendments to restricted share agreements with each of Burton B. Staniar, Andrew B. Cogan, Kathleen G. Bradley, Arthur C. Graves, Stephen A. Grover and Barry L. McCabe, pursuant to which the definition of “operating profits” was amended. Copies of these amendments are filed as exhibits to this Form 10-K.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information relating to directors and director nominees of the registrant is incorporated by reference to the section entitled “Corporate Governance” in the Company’s 2006 Proxy Statement (the “Proxy Statement”).

The information relating to the identification of the audit committee, audit committee financial expert and director nomination procedures of the registrant is incorporated by reference to the subsection entitled “Board Meetings and Committees” under the section entitled “Corporate Governance” in the Company’s Proxy Statement.

The Company’s Board of Directors has adopted a code of ethics for all employees. This code is made available free of charge on our website at www.knoll.com. For further information see subsection “Code of Ethics” under the section entitled “Corporate Governance” in the Company’s Proxy Statement.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference to the section entitled “Executive Compensation” and “Corporate Governance” in the Company’s Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information
As of December 31, 2005
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Shares Remaining for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	7,611,245	$12.33	1,633,447
Equity compensation plans not approved by security holders	—	—	—

If there is an expiration, termination, or cancellation of any benefit granted under the plans without the issuance of shares, the shares subject to or reserved for that benefit may again be used for new stock options, rights, or awards of any type authorized under the plans.

All other information required by Item 12 is hereby incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Form 10-K:

(1) CONSOLIDATED FINANCIAL STATEMENTS (ITEM 8)

•	Consolidated Balance Sheets as of December 31, 2005 and 2004.

•	Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004, and 2003.

•	Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2005, 2004, and 2003.

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004, and 2003.

•	Notes to the Consolidated Financial Statements.

•	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements and Schedule.

(2) FINANCIAL STATEMENT SCHEDULES

•	Financial Statement Schedule II—Valuation and Qualifying Accounts is filed with this Form 10-K on page S-1 of this Form 10-K. All other schedules for which provision is made in the applicable regulation of the Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3) EXHIBITS

Exhibit Number	Description
3.1(a)	Amended and Restated Certificate of Incorporation of Knoll, Inc.

3.2(a)	Amended and Restated By-Laws of Knoll, Inc.

4.1(a)	Form of Stock Certificate.

10.1(b)	Stock Purchase Agreement, dated as of December 20, 1995, by and between Westinghouse and T.K.G. Acquisition Corp.

Exhibit Number	Description
10.2(c)	Amended and Restated Credit Agreement, dated as of October 3, 2005, by and among Knoll, Inc., the Lenders (as defined therein), Bank of America, N.A., as Administrative Agent, UBS Securities LLC, as Syndication Agent, UBS Securities LLC and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Bookrunners, Citibank, F.S.B., Manufacturers and Traders Trust Company and Harris, N.A., as Co-Documentation Agents.

10.3(d)*	Amended and Restated Employment Agreement, dated as of January 1, 2000, between Knoll, Inc. and Burton B. Staniar.

10.4(f)*	Amendment to Employment Agreement, dated as of March 25, 2002, between Knoll, Inc. and Burton B. Staniar.

10.5*	Amended and Restated Employment Agreement, executed March 14, 2006, effective as of January 1, 2006, between Knoll, Inc. and Burton B. Staniar.

10.6(e)*	Employment Agreement, dated as of March 23, 2001, between Knoll, Inc. and Andrew B. Cogan.

10.7(a)*	Amendment No. 1 to Amended and Restated Employment Agreement, dated as of August 25, 2004, between Knoll, Inc. and Andrew B. Cogan.

10.8*	Amendment No. 2 to Employment Agreement, dated as of March 14, 2006, between Knoll, Inc. and Andrew B. Cogan.

10.9(e)*	Employment Agreement, dated as of March 23, 2001, between Knoll, Inc. and Kathleen G. Bradley.

10.10(a)*	Amendment No. 1 to Amended and Restated Employment Agreement, dated as of August 25, 2004, between Knoll, Inc. and Kathleen G. Bradley.

10.11*	Amendment No. 2 to Employment Agreement, dated as of March 14, 2006, between Knoll, Inc. and Kathleen G. Bradley.

10.12*	Summary of Barry L. McCabe 2006 Compensation.

10.13(a)*	Offer Letter, dated March 11, 1999, from Knoll, Inc. to Stephen A. Grover.

10.14(a)*	Offer Letter, dated July 30, 1999, from Knoll, Inc. to Arthur C. Graves.

10.15(d)	Amended and Restated Stockholders Agreement, dated as of November 4, 1999, among Knoll, Inc., Warburg, Pincus Ventures, L.P., and the signatories thereto.

10.16(a)	Amendment and Waiver to Amended and Restated Stockholders Agreement, dated as of October 1, 2004, among Knoll, Inc., Warburg, Pincus Ventures, L.P., and the signatories thereto.

10.17(d)	Amended and Restated Stockholders Agreement (Common Stock Under Stock Incentive Plans), dated as of November 4, 1999, among Knoll, Inc., Warburg, Pincus Ventures, L.P., and the signatories thereto.

10.18(a)	Amendment and Waiver to Amended and Restated Stockholders Agreement (Common Stock Under Stock Incentive Plans), dated as of September 8, 2004, among Knoll, Inc., Warburg, Pincus Ventures, L.P., and the signatories thereto.

10.19(d)*	Amended and Restated Knoll, Inc. 1996 Stock Incentive Plan.

10.20(d)*	Amended and Restated Knoll, Inc. 1997 Stock Incentive Plan.

10.21(a)*	Form of Amended and Restated Knoll, Inc. 1999 Stock Incentive Plan.

10.22(g)*	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Knoll, Inc. 1996 Stock Incentive Plan, entered into by Knoll, Inc. and certain executive officers.

Exhibit Number	Description
10.23(g)*	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Knoll, Inc. 1997 Stock Incentive Plan, entered into by Knoll, Inc. and certain executive officers.

10.24(d)*	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Knoll, Inc. 1999 Stock Incentive Plan, entered into by Knoll, Inc. and certain executive officers.

10.25(a)*	Form of Restricted Stock Agreement under the Amended and Restated Knoll, Inc. 1999 Stock Incentive Plan.

10.26(a)	Agreement between the Knoll, Inc. Grand Rapids and United Brotherhood of Carpenters and Joiners of America Midwestern Council of Industrial Workers Local 1615, dated August 25, 2002.

10.27(a)*	Form of Director and Officer Indemnification Agreement.

10.28(a)*	Offer Letter, dated October 6, 2004, from Knoll, Inc. to John F. Maypole.

10.29(a)*	Offer Letter, dated October 6, 2004, from Knoll, Inc. to Anthony P. Terracciano.

10.30(a)*	Form of Knoll Employee Stock Purchase Plan.

10.31(h)*	Offer Letter, dated November 23, 2005, from Knoll, Inc. to Stephen F. Fisher.

10.32*	Summary of Informal Healthcare Severance Policy.

10.33*	Barry L. McCabe incentive compensation letter, dated January 12, 2006.

10.34*	Form of Amendment to Restricted Share Agreement under the Amended and Restated Knoll, Inc. 1999 Stock Incentive Plan.

10.35*	Amendment to Restricted Share Agreement under the Knoll, Inc. 1999 Stock Incentive Plan, dated March 14, 2006, between Knoll, Inc. and Kathleen G. Bradley.

10.36*	Amendment to Restricted Share Agreement under the Knoll, Inc. 1999 Stock Incentive Plan, dated March 14, 2006, between Knoll, Inc. and Andrew B. Cogan.

10.37*	Amendment to Restricted Share Agreement under the Knoll, Inc. 1999 Stock Incentive Plan, dated March 14, 2006, between Knoll, Inc. and Burton B. Staniar.

10.38*	Amendment to Restricted Share Agreement under the Knoll, Inc. 1999 Stock Incentive Plan, dated March 14, 2006, between Knoll, Inc. and Stephen A. Grover.

10.39*	Amendment to Restricted Share Agreement under the Knoll, Inc. 1999 Stock Incentive Plan, dated March 14, 2006, between Knoll, Inc. and Arthur C. Graves.

10.40*	Amendment to Restricted Share Agreement under the Knoll, Inc. 1999 Stock Incentive Plan, dated March 14, 2006, between Knoll, Inc. and Barry L. McCabe.

21(a)	Subsidiaries of Knoll, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page).

31.1	Certification for Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification for Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit Number	Description
32.1	Certification for Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification for Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to Knoll, Inc.’s Registration Statement on Form S-1 (File No. 333-118901), which was declared effective by the Commission on December 13, 2004.
(b)	Incorporated by reference to Knoll, Inc.’s Registration Statement on Form S-4 (File No. 333-2972), which was declared effective by the Commission on June 12, 1996.
(c)	Incorporated by reference to Knoll, Inc.’s Current Report on Form 8-K, which was filed with the Commission on October 4, 2005.
(d)	Incorporated by reference to Knoll, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999.
(e)	Incorporated by reference to Knoll, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000.
(f)	Incorporated by reference to Knoll, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001.
(g)	See Exhibit 10.24. Exhibit is substantially identical to Exhibit 10.24.
(h)	Incorporated by reference to Knoll, Inc.’s Current Report on Form 8-K filed with the Commission on December 6, 2005.

* Management Contract or Compensatory Plan or Arrangement required to be identified by Item 15(a) (3) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of March 2006.

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

/S/ BURTON B. STANIAR Burton B. Staniar	Chairman of the Board	March 16, 2006

/S/ ANDREW B. COGAN Andrew B. Cogan	Chief Executive Officer, Knoll, Inc. and Director	March 16, 2006

/S/ KATHLEEN G. BRADLEY Kathleen G. Bradley	President and Chief Executive Officer, Knoll North America and Director	March 16, 2006

/S/ BARRY L. MCCABE Barry L. McCabe	Chief Financial Officer	March 16, 2006

/S/ JEFFREY A. HARRIS Jeffrey A. Harris	Director	March 16, 2006

/S/ SIDNEY LAPIDUS Sidney Lapidus	Director	March 16, 2006

/S/ KEWSONG LEE Kewsong Lee	Director	March 16, 2006

/S/ JOHN F. MAYPOLE John F. Maypole	Director	March 16, 2006

/S/ ANTHONY P. TERRACCIANO Anthony P. Terracciano	Director	March 16, 2006

/S/ KEVIN KRUSE Kevin Kruse	Director	March 16, 2006

/S/ STEPHEN F. FISHER Stephen F. Fisher	Director	March 16, 2006

SCHEDULE II

KNOLL, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

Description	Balance at Beginning of Year	Additions Charged to Expenses	Charge-Offs	Other (1)	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2003	$3,164	$4,345	$2,162	$141	$5,488
Year ended December 31, 2004	5,488	2,427	2,582	59	5,392
Year ended December 31, 2005	5,392	1,321	2,796	(91)	3,826
Allowance for other non-trade receivables:
Year ended December 31, 2003	4,626	—	2,646	—	1,980
Year ended December 31, 2004	1,980	—	—	—	1,980
Year ended December 31, 2005	1,980	—	329	—	1,651
Reserve for inventory valuation:
Year ended December 31, 2003	6,953	1,400	2,199	405	6,559
Year ended December 31, 2004	6,559	1,197	1,654	245	6,347
Year ended December 31, 2005	6,347	971	2,026	(261)	5,031
Valuation allowance for deferred income tax assets:
Year ended December 31, 2003	13,559	1,790	322	2,006	17,033
Year ended December 31, 2004	17,033	1,119	4,432	2,274	15,994
Year ended December 31, 2005	15,994	1,171	488	164	16,841
Reserve for warranty claims:
Year ended December 31, 2003	7,110	4,729	6,070	(122)	5,647
Year ended December 31, 2004	5,647	6,127	6,809	54	5,019
Year ended December 31, 2005	5,019	6,994	6,500	8	5,521

(1)	Primarily the impact of currency changes

S-1