Form 10-Q
period 2006-03-31
KNOLL INC
filed 2006-05-10
CIK 1011570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

As of May 5, 2006, there were 53,192,980 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

KNOLL, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

KNOLL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands, Except Share and Per Share Data)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,838	$10,695
Customer receivables, net	123,037	113,531
Inventories	65,878	56,500
Deferred income taxes	9,484	9,156
Prepaid and other current assets	10,071	7,867

Total current assets	220,308	197,749
Property, plant and equipment, net	138,643	142,166
Goodwill	45,193	45,333
Intangible assets, net	190,901	191,066
Other non-trade receivables	4,579	4,827
Other noncurrent assets	1,413	1,405

Total Assets	$601,037	$582,546

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,600	$2,599
Accounts payable	61,092	56,559
Income taxes payable	2,629	10,253
Other current liabilities	55,598	64,345

Total current liabilities	121,919	133,756
Long-term debt	329,819	313,439
Deferred income taxes	44,207	44,082
Postretirement benefits other than pension	24,190	23,864
Pension liability	17,677	16,908
International retirement obligation	5,134	5,201
Other noncurrent liabilities	8,073	7,580

Total liabilities	551,019	544,830

Stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 53,174,587 issued and outstanding (net of 1,124,225 treasury shares) in 2006 and 52,338,171 shares issued and outstanding (net of 300,008 treasury shares) in 2005	532	523
Additional paid-in-capital	68,811	82,072
Unearned stock grant compensation	—	(20,720)
Accumulated deficit	(27,979)	(32,914)
Accumulated other comprehensive income	8,654	8,755

Total stockholders’ equity	50,018	37,716

Total Liabilities and Stockholders’ Equity	$601,037	$582,546

See accompanying notes to the consolidated financial statements.

KNOLL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars In Thousands, Except Share and Per Share Data)

	Three Months Ended March 31,
	2006	2005
Sales	$218,100	$179,129
Cost of sales	148,327	121,040

Gross profit	69,773	58,089
Selling, general and administrative expenses	47,836	41,070

Operating income	21,937	17,019
Interest expense	5,347	6,087
Other income, net	237	514

Income before income tax expense	16,827	11,446
Income tax expense	6,574	4,595

Net income	$10,253	$6,851

Earnings per share:
Basic	$.19	$.14

Diluted	$.19	$.13

Dividends per share	$.10	$.05

Weighted-average shares outstanding:
Basic	52,778,094	49,888,640

Diluted	54,152,760	51,904,940

See accompanying notes to the consolidated financial statements.

KNOLL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars In Thousands)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,253	$6,851
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	4,815	4,792
Amortization of intangible assets	166	153
Unrealized foreign currency loss	(162)	(75)
Tax benefit from exercise of stock options	—	3,007
Stock based compensation	1,233	1,000
Unrealized loss on foreign exchange currency contract	—	(85)
Other non-cash items	(101)	(203)
Changes in assets and liabilities:
Customer receivables	(9,435)	(596)
Inventories	(9,401)	(167)
Accounts payable	4,440	9,125
Current and deferred income taxes	(8,502)	(883)
Other current assets	(1,512)	344
Other current liabilities	(8,963)	(10,855)
Other noncurrent assets and liabilities	1,939	906

Cash (used in) provided by operating activities	(15,230)	13,314

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,186)	(2,133)
Proceeds from sale of assets	—	15

Cash used in investing activities	(1,186)	(2,118)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facilities, net	47,000	—
Repayment of long-term debt	(30,625)	(18,000)
Payment of dividends	(5,153)	(2,517)
Proceeds from issuance of common stock	16,293	10,896
Purchase of common stock for treasury	(16,299)	(70)
Tax benefit from the exercise of stock options	6,299	—

Cash provided by (used in) financing activities	17,515	(9,691)

Effect of exchange rate changes on cash and cash equivalents	44	(164)

Increase in cash and cash equivalents	1,143	1,341
Cash and cash equivalents at beginning of period	10,695	9,052

Cash and cash equivalents at end of period	$11,838	$10,393

See accompanying notes to the consolidated financial statements.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Knoll, Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet of the Company, as of December 31, 2005, was derived from the Company’s audited consolidated balance sheet as of that date. All other consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company’s operations and cash flows for the periods presented. All of these adjustments are of normal recurring nature. All intercompany balances and transactions have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2005.

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued a revision of SFAS No. 123, “Share-Based Payment” (“SFAS 123(R)”), which supersedes SFAS No. 123 and APB Opinion No. 25. This statement focuses primarily on transactions in which an entity obtains employee services in exchange for share-based payments. The pro forma disclosure previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Under SFAS 123(R), a public entity generally is required to measure the cost of employee services received in exchange for the award of an equity instrument based on the grant-date fair value of the award, with such cost recognized over the applicable vesting period. In addition, SFAS 123(R) requires an entity to provide certain disclosures in order to assist in understanding the nature of share-based payment transactions and the effects of those transactions on the financial statements. The Company adopted the provisions of SFAS 123(R) on January 1, 2006. Under SFAS No. 123(R), the Company determined the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The permitted transition methods include the prospective, retrospective, or modified prospective methods. The prospective method only relates to the options that were issued prior to the Company’s initial public offering that have historically been accounted for under the minimum value method. Such options continue to be accounted for under the provisions of APB Opinion No. 25. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123(R), while the retrospective method would record compensation expense for all unvested stock options beginning with the first period presented.

Unvested options outstanding at January 1, 2006 that were accounted for under the minimum value method in accordance with SFAS No. 123 and APB Opinion No. 25, will continue to be accounted for under the minimum value method. All other unvested options outstanding at January 1, 2006 will be accounted for under the modified-prospective method. The Company evaluated the requirements of SFAS 123(R) and is using a lattice option-pricing model to value all of its unvested stock options that are accounted for under the modified-prospective method. The Company recognized $194 thousand of compensation expense for the first quarter of 2006 and expects to recognize an additional compensation expense of $464 thousand during 2006. The Company also reduced unearned stock compensation and paid-in capital by $20.7 million upon adoption of SFAS 123(R).

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In November 2005, the FASB issued FSP FAS123(R)-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123(R), Share-Based Payment, or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. We continue to evaluate the impact that the adoption of this FSP could have on our financial statements.

NOTE 3: INVENTORIES

Inventories, net consist of:

	March 31, 2006	December 31, 2005
	(in thousands)
Raw Materials	$38,052	$32,769
Work-in-Process	7,430	6,080
Finished Goods	20,396	17,651

	$65,878	$56,500

Inventory reserves for obsolescence and other estimated losses were $5,121 and $5,031 at March 31, 2006 and December 31, 2005, respectively.

NOTE 4: INCOME TAXES

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provisions for the three months ended March 31, 2006 and 2005 were based on the estimated effective tax rates applicable for the full years ending December 31, 2006 and 2005, after giving effect to items specifically related to the interim periods. The Company’s effective tax rate was 39% and 40% for the three months ended March 31, 2006 and 2005, respectively. The Company’s effective tax rate is affected by the mix of pretax income and the varying effective tax rates of the countries in which it operates.

NOTE 5: DERIVATIVE FINANCIAL INSTRUMENTS

In October 2004, as required by the Company’s new credit facility, the Company entered into an interest rate swap agreement and an interest rate cap agreement for purposes of managing its risk in market interest rate fluctuations. These agreements hedge interest rate risk on a notional amount of approximately $212.5 million of the Company’s borrowings under the credit facility. Under the interest rate swap agreement, the Company pays a fixed rate of interest of 3.010% and receives a variable rate of interest equal to three-month LIBOR, as determined on the last day of each quarterly settlement period on an aggregated notional principal amount of $50.0 million. Changes in the fair value of the interest rate swap agreement are recorded in the period the value of the contract changes. The net amount paid or received upon quarterly settlements is recorded as an adjustment to interest expense, while the change in fair value is recorded as a component of accumulated other comprehensive income in the equity section of the balance sheet. The interest rate cap agreement sets a maximum interest rate on a notional amount and utilizes LIBOR as a variable-rate reference. Under the new cap agreement, the Company paid a premium of $425 thousand for a cap rate of 4.250% on $162.5 million of the Company’s borrowing under the new credit facility. The Company has elected not to apply hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to the interest rate cap agreement. As such, the change in fair value of the contract is reported in earnings in the period the value of the contract changes as a component of other income (expense). Both the interest rate swap agreement and the interest rate cap agreement mature on September 30, 2006.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The aggregate fair market value of the interest hedge agreements as of March 31, 2006 was $1.2 million and is included in prepaid and other current assets in the Company’s consolidated balance sheet as of March 31, 2006. For the period ended March 31, 2006, the Company recognized an aggregate net benefit related to the agreements of $292 thousand, of which $302 thousand was recorded as interest income, $107 thousand was recorded as a component of other income in the Company’s consolidated statement of operations, and $117 thousand pre-tax expense was recorded as other comprehensive income. The aggregate fair market value of the interest hedge agreements as of December 31, 2005 was $1.2 million, all of which was included in prepaid and other current assets in the Company’s consolidated balance sheet as of December 31, 2005. For the three months ended March 31, 2005 the Company recognized an aggregate net benefit related to the agreements of $585 thousand, of which $58 thousand was recorded as interest expense, $194 thousand was recorded as a component of other income in the Company’s consolidated statement of operations, and $449 thousand pre-tax was recorded as a component of other income in the Company’s consolidated statement of operations.

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

As of March 31, 2006, the Company had no outstanding foreign currency contracts but did enter into a one-month short-term forward contract in March with a valuation date of March 31, 2006 and a settlement date on April 3, 2006 on which the Company paid approximately $133 thousand CDN dollars. The Company again entered into another one-month contract on April 3, 2006 to continue to hedge its foreign exchange exposure with a settlement date on May 1, 2006 on which the Company received approximately $1.0 million CDN dollars. For the period ended March 31, 2005, the Company recognized a net gain of $85 thousand related to an agreement settled during the period.

NOTE 6: CONTINGENT LIABILITIES AND COMMITMENTS

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

	Three months ended
	March 31, 2006	March 31, 2005
	(in thousands)
Balance at beginning of period	$5,521	$5,019
Provision for warranty claims	2,310	1,390
Warranty claims paid	(1,997)	(1,538)

Balance at end of period	$5,834	$4,871

At March 31, 2006, the Company employed a total of 3,911 people. Approximately 14.3% of the employees are represented by unions. The Grand Rapids, Michigan plant is the only unionized plant within the U.S. The four year agreement with the Carpenters and Joiners of America, Local 1615 covering hourly employees at the plant expires on August 27, 2006. As of March 31, 2006 this agreement covered approximately 386 hourly employees. Certain workers in the facilities in Italy are also represented by unions.

NOTE 7: PENSIONS AND OTHER POSTRETIREMENT BENEFITS

The following tables summarize the costs of the Company’s employee pension and post retirement plans for the periods indicated.

	Pension Benefits		Other Benefits
	Three months ended		Three months ended
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005
	(in thousands)
Service cost	$2,416	$2,157	$159	$219
Interest cost	1,587	1,310	391	466
Expected return on plan assets	(1,556)	(1,225)	—	—
Amortization of prior service cost	19	19	(339)	(56)
Recognized actuarial loss	236	45	234	108

Net periodic benefit cost	$2,702	$2,306	$445	$737

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8: STOCK PLANS

As of March 31, 2006 the Company has three stock incentive plans. Prior to January 1, 2006, the Company accounted for those plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock Based Compensation. No stock based employee compensation was reflected in net income, as all options granted under those plans had an exercise price equal to the fair value of the underlying common stock on the date of grant. Effective January 1, 2006 the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method for those unvested options granted after the Company’s initial public offering. The prospective method will be applied to those unvested options issued prior to the Company’s initial public offering that have historically been accounted for under the minimum value method. Such options continue to be accounted for under the provisions of APB Opinion No. 25.

Prior to the adoption of Statement 123(R) on January 1, 2006, the Company presented all tax benefits of deductions resulting from the exercise of stock options as a operating cash flows in the Statement of Cash Flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

As a result of adopting Statement 123(R) on January 1, 2006, the Company’s income before taxes and net income after taxes for the period ended March 31, 2006, is $0.2 million and $0.1 million lower, respectively, than if it had continued to account for share-based compensation under SFAS No 123 and APB Opinion No. 25. Due to the immateriality of the compensation expense charged, basic and diluted earnings per share would not have been affected if the company had not adopted Statement 123(R).

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Three months ended
	March 31, 2006	March 31, 2005
	(in thousands, except per share data)
Net income—as reported	$10,253	$6,851
Add:
Stock-based employee compensation expense included in reported net income	1,896	886
Deduct:
Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(2,125)	(1,515)

As adjusted net income	$10,024	$6,222

Earnings per share:
Basic-as reported	$.19	$.14
Diluted-as reported	$.19	$.13
Basic-as adjusted	$.19	$.13
Diluted-as adjusted	$.19	$.12

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 9: OTHER COMPREHENSIVE INCOME

Comprehensive income (loss) consists of net earnings, foreign currency translation adjustments, minimum pension liability, and unrealized gains (losses) on derivatives. Comprehensive income was approximately $10.2 million and $6.6 million for the three months ended March 31, 2006 and March 31, 2005, respectively. The following presents the components of “Accumulated Other Comprehensive Income (Loss)” for the period indicated, net of tax (in thousands).

	Beginning Balance	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Ending Balance
Three months ended: March 31, 2006
Minimum pension liability	$(4,399)	$—	$—	$—	$(4,399)
Foreign currency translation adjustment	12,772	(30)	—	(30)	12,742
Unrealized gain (loss) on derivative	382	(117)	46	(71)	311

Accumulated other comprehensive income (loss), net of tax	$8,755	$(147)	$46	$(101)	$8,654

NOTE 10: COMMON STOCK AND EARNINGS PER SHARE

Basic earnings per share excludes the dilutive effect of common shares that could potentially be issued, due to the exercise of stock options, and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share include the effect of shares and potential shares issued under the stock incentive plans.

	Three months ended
	March 31, 2006	March 31, 2005
Weighted average shares of common stock outstanding—basic	52,778	49,889
Potentially dilutive shares resulting from stock plans	1,375	2,016

Weighted average common shares—diluted	54,153	51,905

Antidilutive options not included in the weighted average common shares-diluted	—	50

Common stock activity for the three months ended March 31, 2006 and 2005 included the repurchase of approximately 824,217 shares for $16.3 million and 4,100 shares for $70 thousand, respectively. For the three months ended March 31, 2006 common stock activity also included the issuance of 1,660,633 shares for $16.3 million under the Company’s stock based compensation plan.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations provides an account of our financial performance and financial condition that should be read in conjunction with the accompanying unaudited condensed consolidated financial statements.

Overview

This quarter continued to build on our success from the prior year. For the first quarter of 2006, we saw strong double digit growth in sales, gross profit, operating profit, and net income over the same period in 2005. This growth in the first quarter was a result of the overall economic recovery which particularly benefited our systems product line as well as the recent enhancements and expansion of our storage line and new introductions to our seating line. The introduction of the Chadwick™ chair in 2005 and our Essentials™ chair collection in 2006 has specifically helped to increase volume in our seating category. In addition, our specialty businesses also continued to show strong growth and we have made efforts to gain a greater portion of our dealer sales through our dealer marketing programs and by expanding the size of our sales force.

In the first quarter of 2006, sales were up 21.8% from the same period a year ago. This quarter marked our eighth consecutive quarter of year-over-year sales growth. Our Knoll Essentials dealer marketing program saw orders grow 64% this quarter as we expanded our product offering and published a new catalog for 2006. The large increase we saw in our backlog is also indicative of the industry rebound and in the increase in the number of larger office systems projects.

We continue to be impacted by material and transportation inflationary pressures. Gross margin for the quarter declined from 32.4% to 32.0% from the same period a year ago. Gross margin dollars however increased from $58.1 million to $69.8 million. During the first quarter of 2006, we experienced material and transportation inflation of $2.3 million and continued to see the Canadian Dollar strengthen. We expect to see some gross margin improvement throughout the year as we realize the benefits from more global sourcing and continuous improvement programs.

Operating income during the first quarter was $21.9 million as compared to $17.0 million during the same period in 2005. We incurred a one-time charge of $0.4 million of costs related to our secondary public offering completed in February 2006. We also continue to incur costs related to Sarbanes-Oxley compliance, but expect to see decreases in these expenses throughout 2006.

Overall we are very pleased with our top line performance and our increased earnings as well as with the continued strong business activity and the continued success of our growth strategies.

Critical Accounting Policies

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses and the disclosure of certain contingent assets and liabilities. Actual results may differ from such estimates. On an ongoing basis we review our accounting policies and procedures. A more detailed review of our critical accounting policies is contained in our Annual Report on Form10-K for the year ended December 31, 2005. During the first quarter of 2006, there have been no material changes in our accounting policies and procedures.

Results of Operations

Comparison of First Quarter Ended March 31, 2006 to First Quarter Ended March 31, 2005

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Consolidated Statement of Operations Data:
Net Sales	$218,100	$179,129
Gross Profit	69,773	58,089
Operating Income	21,937	17,019
Interest Expense	5,347	6,087
Other Income, net	237	514
Income Tax Expense	6,574	4,595

Net Income	$10,253	$6,851

Statistical and Other Data:
Sales Growth From Comparable Prior Year	21.8%	16.8%
Gross Profit Margin	32.0%	32.4%
Backlog	$174,122	$117,209

Sales

Sales for the first quarter of 2006 were $218.1 million, an increase of $39.0 million, or 21.8%, from sales of $179.1 million for the same period in the prior year.

The increase in sales for the first quarter of 2006 was spread across all product categories. Large dollar orders continue to increase. Our office systems product line benefited from this increase. Increased sales in our European subsidiaries also increased overall sales volumes. The quarter ended March 31, 2006 marked the eighth consecutive quarter of year-over-year growth.

At March 31, 2006, our sales backlog was $174.1 million, an increase of $56.9 million, or 48.6%, from our sales backlog of $117.2 million as of March 31, 2005.

Gross Profit and Operating Income

Gross profit for the first quarter of 2006 was $69.8 million, an increase of $11.7 million, or 20.1%, from gross profit of $58.1 million for the first quarter ended March 31, 2005. Operating income for the first quarter of 2006 was $21.9 million, an increase of $4.9 million, or 28.8%, from operating income of $17.0 million for the first quarter of 2005. As a percentage of sales, gross profit decreased from 32.4% for the first quarter of 2005 to 32.0% for the first quarter of 2006. Operating income as a percentage of sales increased from 9.5% to 10.1% over the same period.

The decrease in gross margin is due largely to increased material and transportation costs as well as the negative effect of the strengthening Canadian dollar. Higher volumes allowed for increased absorption of overhead costs, but we also experienced short-term start up inefficiencies as our factories expanded production and added shifts to support the higher sales volumes. Material and transportation costs for the first quarter of 2006 increased $2.3 million. Partially offsetting these cost increases were $1.2 million of cost savings realized from ongoing global sourcing initiatives and continuous improvement programs.

Operating expenses for the first quarter 2006 were $47.8 million or 21.9% of sales compared to $41.1 million, or 22.9% of sales for the first quarter 2005. The increase in operating expenses resulted from increased sales compensation and selling expense from higher sales volumes of approximately $2.0 million, $0.4 million of costs related to the initial completion and on-going Sarbanes-Oxley compliance, $0.2 million increase in stock-based compensation from the implementation of FAS 123(R), $0.4 million of costs related to our secondary public offering completed in February 2006, and higher employee benefit related costs.

Interest Expense

Interest expense for the quarter ended March 31, 2006 was $5.3 million, a decrease of $0.8 million from the same period in 2005. The decrease in interest expense is largely due to our debt reduction. The weighted average interest rate for the first quarter of 2006 was 6.8%. The weighted average interest rate for the same period of 2005 was 6.1%.

Other Income (Expense), net

Other income for the first quarter of 2006 was $0.2 million. Other income for the first quarter of 2005 was $0.5 million. The decrease from the first quarter 2005 was largely due to a decrease in the value of our derivative instruments and a decrease in the foreign exchange transaction gain.

Income Tax Expense

The mix of pretax income and the varying effective tax rates in the countries in which we operate directly affects our consolidated effective tax rate. Our mix of pretax income was primarily responsible for the net decrease in the effective tax rate from 40.1% in the first quarter of 2005 to 39.1% for the same period in 2006.

Liquidity and Capital Resources

The following table highlights certain key cash flows and capital information pertinent to the discussion that follows:

	March 31, 2006	March 31, 2005
	(in thousands)
Cash (used in) provided by operating activities	$(15,230)	$13,314
Capital expenditures	1,186	2,133
Net cash used in investing activities	(1,186)	(2,118)
Purchase of common stock	16,299	70
Net borrowings (repayment) of debt	16,375	(18,000)
Payment of dividend	5,153	2,517
Net proceeds from issuance of stock	16,293	10,896
Net cash provided by (used for) financing activities	17,515	(9,691)

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

Net cash used in operating activities was $15.0 million in the first quarter of 2006 as compared to cash provided by operating activities of $13.3 million in the first quarter of 2005. The decrease in cash from operating activities is the direct result of increased spending to fund our working capital as a result of higher sales volumes. In addition, with the implementation of FAS 123(R), the tax benefit from stock options is now included in financing activities as a cash inflow rather than in operating activities as it was in 2005.

For the first quarter of 2006, we used available cash from financing activities, including $16.3 million of proceeds from the issuance of common stock and $16.4 of net borrowings, to fund $1.2 million in capital expenditures, repurchase $16.3 million of common stock for treasury, fund a dividend payment to shareholders totaling $5.2 million and fund working capital. For the first quarter of 2005 we used available cash, including the $13.3 million of net cash from operations and $10.9 million of proceeds from the issuance of common stock, to fund $2.1 million of capital expenditures, repay $18.0 million of existing debt, and fund a dividend payment to shareholders totaling $2.5 million.

Cash used in investing activities was $1.2 million for the first quarter of 2006 and $2.1 million for the same period in 2005. Fluctuations in cash used in investing activities are primarily attributable to the levels of capital expenditures. We estimate that our capital expenditures in 2006 will be approximately $17.0 to $18.0 million.

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

Section 404 of the Sarbanes-Oxley Act of 2002

Beginning in late 2004, we began a process to document and evaluate our internal controls over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations, which require annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments beginning in 2005. In this regard, management has dedicated internal resources, engaged outside consultants and adopted and implemented a detailed work plan to (i) assess and document the adequacy of internal controls over financial reporting, (ii) take steps to improve control processes, where appropriate, (iii) validate through testing that controls are functioning as documented and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. Our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our assessment of our internal controls over financial reporting have resulted, and are likely to continue to result, in increased expenses. We spent approximately $3.0 million in 2005 on Section 404 compliance related expenses. We expect that our Section 404 compliance related expenditures will decrease in 2006.

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

Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, principally in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Statements and financial discussion and analysis contained in this Form 10-Q that are not historical facts are forward-looking statements. These statements discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to us, based on our current beliefs as well as assumptions made by us and information currently available to us. Forward-looking statements generally will be accompanied by words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “forecast”, “intend”, “may”, “possible”, “potential”, “predict”, “project”, or other similar words, phrases or expressions. Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation: the risks described under Item 1A and in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2005; changes in the financial stability of our clients resulting in decreased corporate spending and service sector employment; changes in relationships with clients; the mix of products sold and of clients purchasing our products; the success of new technology initiatives; changes in business strategies and decisions; competition from our competitors; our ability to recruit and retain an experienced management team; changes in raw material prices and availability; restrictions on government spending resulting in fewer sales to government customers (one of our largest customers); our debt restrictions on spending; our ability to protect our patents, copyrights and trademarks; our reliance on furniture dealers to produce sales; lawsuits arising from patents, copyrights and trademark infringements; violations of environment laws and regulations; potential labor disruptions and our ability to successfully negotiate a new collective bargaining agreement for unionized employees; adequacy of our insurance policies; the availability of future capital; and currency rate fluctuations. The factors identified above are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement. Unpredictable or unknown factors could also have material adverse effects on us. All forward-looking statements included in this Form 10-Q are expressly qualified in their entirety by the foregoing cautionary statements. Except as required under the Federal securities laws and rules regulations of the SEC, we undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We provided a discussion of our market risk in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2005. During the first three months of 2006, there was no substantive change in our market risk except for the items noted below. This discussion should be read in conjunction with Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2005.

During the normal course of business, we are routinely subjected to market risk associated with interest rate movements and foreign currency exchange rate movements. Interest rate risk arises from our debt obligations and related interest rate cap and swap agreements. Foreign currency exchange rate risk arises from our non-U.S. operations and purchases of inventory from foreign suppliers.

We also have risk in our exposure to certain material and transportation costs. Our largest raw material costs are for steel and plastics. Steel is the primary raw material used in the manufacture of our products. The prices of plastic, another significant raw material used in the manufacture of our products, are sensitive to the cost of oil, which has increased significantly in recent history. For the first quarter of 2006 material inflation was $1.6 million and transportation inflation was $0.7 million. We continue working to try to offset these price changes in raw materials and transportation through our global sourcing initiatives, cost improvements and price increases to our products.

Interest Rate Risk

We have both fixed and variable rate debt obligations that are denominated in U.S. dollars. Changes in interest rates have different impacts on the fixed and variable-rate portions of the debt. A change in interest rates impacts the interest incurred and cash paid on the variable-rate debt but does not impact the interest incurred or cash paid on the fixed rate debt. The weighted average rate for the first quarter of 2006 was 6.8%. The weighted average rate for the same period of 2005 was 6.1%.

We use interest rate swap and cap agreements for other than trading purposes in order to manage our exposure to fluctuations in interest rates on our variable-rate debt. Such agreements effectively convert $212.5 million of our variable-rate debt to a fixed-rate basis, utilizing the three-month London Interbank Offered Rate, or LIBOR, as a floating rate reference. Fluctuations in LIBOR affect both our net financial instrument position and the amount of cash to be paid or received by us, if any, under these agreements.

Foreign Currency Exchange Rate Risk

We manufacture our products in the United States, Canada and Italy, and sell our products in those markets as well as in other European countries. Our foreign sales and certain expenses are transacted in foreign currencies. Our production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. Additionally, as we report currency in the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the Canadian dollar and the Euro. Approximately 11.8% of our revenues for the first quarter 2006 and 12.7% in the same period for 2005, and 36.2% of our cost of goods sold for the first quarter of 2006 and 2005, were denominated in currencies other than the U.S. dollar. Foreign currency exchange rate fluctuations resulted in minimal gains for the first quarter of 2006 and 2005.

From time to time, we enter into foreign currency forward exchange contracts and foreign currency option contracts for other than trading purposes in order to manage our exposure to foreign exchange rates associated with short-term operating receivables of a Canadian subsidiary that are payable by our U.S. operations. The terms of these contracts are generally less than a year. Changes in the fair value of such contracts are reported in earnings in the period the value of the contract changes. There were no contracts outstanding as of March 31, 2006 but we did enter into a one-month short-term forward contract in March 2006 with a valuation date of March 31, 2006, and a settlement date on April 3, 2006 on which the Company paid approximately $133 thousand CDN dollars. The Company again entered into another one-month contract on April 3, 2006 to continue to hedge its foreign exchange exposure with a settlement date on May 1, 2006 on which the Company received approximately $1.0 million CDN dollars.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely making known to them material information required to be disclosed in our reports filed or submitted under the Exchange Act.

Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On January 10, 2006, Humanscale Corporation filed a lawsuit against the Company in the U.S. District Court in the Eastern District of Texas alleging that certain elements of the Company’s LIFE™ chair infringed U.S. Patent No. 6,959,965 (the “965 Patent”), which was issued on November 1, 2005. Humanscale seeks a ruling of infringement, a preliminary and permanent injunction, fees, costs and compensatory and treble damages. On January 12, 2006, the Company filed a lawsuit against Humanscale Corporation in the U.S. District Court of the Southern District of New York in which the Company challenged Humanscale’s claim of infringement and the patent’s validity. In the New York action, the Company sought a ruling declaring the 965 Patent to be invalid and that the Company is not infringing the patent. The Company also sought costs, fees and injunctive relief. Subsequently, the Company voluntarily dismissed the New York action without prejudice and filed an answer and brought the Company’s claims as counterclaims in the Texas action. As of March 31, 2006, the Company is unable to estimate the ultimate aggregate amounts of liability or financial impact, if any, with respect to these matters.

ITEM 1A.	RISK FACTORS

During the first quarter of 2006, there were no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS

Repurchases of Equity Securities

The following is a summary of share repurchase activity during the three months ended March 31, 2006.

On August 17, 2005, our board of directors approved a stock repurchase program (the “Options Proceeds Program”), whereby it authorized us to purchase shares of our common stock in the open market using the cash proceeds received by us upon exercise of outstanding options to purchase shares of our common stock. The Options Proceeds Program was suspended on February 3, 2006 because of our secondary stock offering and reinstated on February 21, 2006.

On February 2, 2006, our board of directors approved an additional stock repurchase program, pursuant to which we are authorized to repurchase up to $50,000,000 of our common stock in the open market, through privately negotiated transactions, or otherwise. Purchases under this plan are not expected to commence until the second quarter of 2006 and are subject to market conditions and applicable securities laws.

In addition, from time-to-time, we repurchase shares of common stock under our 401(k) retirement savings plan. In 1999, we issued shares of common stock to the accounts of all actively employed U.S. participants under our 401(k) retirement savings plan. Upon retirement, death, or termination of employment, these participants may sell vested shares of common stock back to us. When a participant elects to sell vested shares back to us, we may elect to purchase those shares or cause them to be sold in the open market.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (3)
January 1, 2006 – January 31, 2006	49,443	16.83	49,043	—
February 1, 2006 – February 28, 2006	559,413	19.66	558,813	—
March 1, 2006 – March 31, 2006	215,361	20.72	214,261	—

(1)	2,100 of these shares were purchased under our 401(k) retirement savings plan.

(2)	These shares were purchased under the Options Proceeds Program approved by our board of directors on August 17, 2005. The Options Proceeds Program does not have a limit on the number or value of shares purchased or an expiration date.

(3)	There is no limit on the number or value of shares that may be purchased by us under the Options Proceeds Program or the 401(k) plan.

ITEM 6.	EXHIBITS

Exhibit Number		Description

10.1	(a)	Andrew B. Cogan incentive compensation letter, dated January 23, 2006.

10.2	(a)	Kathleen G. Bradley incentive compensation letter, dated January 23, 2006.

10.3	(a)	Arthur C. Graves incentive compensation letter, dated January 23, 2006.

10.4	(a)	Stephen A. Grover incentive compensation letter, dated January 23, 2006.

10.5	(b)	Underwriting Agreement, dated February 13, 2006, among Knoll, Inc., Warburg, Pincus Ventures, L.P., Burton B. Staniar, Goldman, Sachs & Co. and Banc of America Securities LLC, as representatives of the several underwriters named therein.

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to Knoll, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006.

(b)	Incorporated by reference to Knoll, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOLL, INC. (Registrant)

Date: May 10, 2006

By:	/s/ Andrew B. Cogan
Andrew B. Cogan
Chief Executive Officer

Date: May 10, 2006

By:	/s/ Barry L. McCabe
Barry L. McCabe
Senior Vice President and Chief Financial Officer