Form 10-Q
period 2006-06-30
KNOLL INC
filed 2006-08-09
CIK 1011570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 8, 2006, there were 48,653,994 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

KNOLL, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

KNOLL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

( In Thousands, Except Share and Per Share Data)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,135	$10,695
Customer receivables, net	134,018	113,531
Inventories	75,087	56,500
Deferred income taxes	10,134	9,156
Prepaid and other current assets	11,582	7,867

Total current assets	241,956	197,749
Property, plant and equipment, net	138,410	142,166
Goodwill	45,446	45,333
Intangible assets, net	190,735	191,066
Other non-trade receivables	4,331	4,827
Other noncurrent assets	1,592	1,405

Total Assets	$622,470	$582,546

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,608	$2,599
Accounts payable	65,396	56,559
Income taxes payable	10,169	10,253
Other current liabilities	64,514	64,345

Total current liabilities	142,687	133,756
Long-term debt	321,741	313,439
Deferred income taxes	44,514	44,082
Postretirement benefits other than pension	24,557	23,864
Pension liability	18,560	16,908
International retirement obligation	5,607	5,201
Other noncurrent liabilities	7,680	7,580

Total liabilities	565,346	544,830

Stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 52,824,100 issued and outstanding (net of 1,654,689 treasury shares) in 2006 and 52,338,171 shares issued and outstanding (net of 300,008 treasury shares) in 2005	528	523
Additional paid-in-capital	62,412	82,072
Unearned stock grant compensation	—	(20,720)
Accumulated deficit	(18,520)	(32,914)
Accumulated other comprehensive income	12,704	8,755

Total stockholders’ equity	57,124	37,716

Total Liabilities and Stockholders’ Equity	$622,470	$582,546

See accompanying notes to the consolidated financial statements.

KNOLL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands, Except Share and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Sales	$247,476	$197,726	$465,576	$376,855
Cost of sales	168,511	129,539	316,838	250,579

Gross profit	78,965	68,187	148,738	126,276
Selling, general and administrative expenses	49,729	44,092	97,565	85,162

Operating income	29,236	24,095	51,173	41,114
Interest expense	5,449	6,000	10,796	12,087
Other income, net	525	338	762	852

Income before income tax expense	24,312	18,433	41,139	29,879
Income tax expense	9,560	7,065	16,134	11,660

Net income	$14,752	$11,368	$25,005	$18,219

Net earnings per share:
Basic	$.29	$.22	$.49	$.36

Diluted	$.28	$.22	$.47	$.35

Dividends per share	$.10	$.05	$.20	$.10

Weighted-average shares outstanding:
Basic	51,436,922	50,673,087	51,283,364	50,283,034

Diluted	53,168,659	52,374,156	53,060,358	52,141,719

See accompanying notes to the consolidated financial statements.

KNOLL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25,005	$18,219
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	9,667	9,569
Amortization of intangible assets	331	315
Unrealized foreign currency loss	445	(257)
Tax benefit from exercise of stock options	—	5,666
Stock based compensation	2,448	2,000
Other non-cash items	103	29
Changes in assets and liabilities:
Customer receivables	(19,055)	(2,683)
Inventories	(17,440)	(6,125)
Accounts payable	7,239	10,258
Current and deferred income taxes	(913)	1,114
Other current assets	(3,937)	(992)
Other current liabilities	(700)	(11,161)
Other noncurrent assets and liabilities	2,731	5,984

Cash provided by operating activities	5,924	31,936

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,224)	(5,076)
Proceeds from sale of assets	3	15

Cash used in investing activities	(3,221)	(5,061)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facilities, net	39,500	—
Repayment of long-term debt	(31,250)	(37,000)
Payment of dividends	(10,282)	(5,051)
Proceeds from exercise of stock options	18,228	18,790
Purchase of common stock for treasury	(26,516)	(92)
Tax benefit from the exercise of stock options	6,984	—

Cash used in financing activities	(3,336)	(23,353)

Effect of exchange rate changes on cash and cash equivalents	1,073	(1,001)

Increase in cash and cash equivalents	440	2,521

Cash and cash equivalents at beginning of period	10,695	9,052

Cash and cash equivalents at end of period	$11,135	$11,573

See accompanying notes to the consolidated financial statements.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

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

Unvested options outstanding at January 1, 2006 that were accounted for under the minimum value method in accordance with SFAS No. 123 and APB Opinion No. 25, will continue to be accounted for under the minimum value method. All other unvested options outstanding at January 1, 2006 will be accounted for under the modified-prospective method. The Company evaluated the requirements of SFAS 123(R) and is using a lattice option-pricing model to value all of its unvested stock options that are accounted for under the modified-prospective method. The Company recognized $175 thousand of compensation expense for the second quarter of 2006. For the six months ended June 30, 2006 the Company recognized $369 thousand of compensation expense. The Company expects to recognize an additional compensation expense of $288 thousand during 2006. The Company also reduced unearned stock compensation and paid-in capital by $20.7 million upon adoption of SFAS 123(R).

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company will adopt the provisions of FIN 48 effective January 1, 2007. The Company is still evaluating the impact of this pronouncement on its financial statements.

NOTE 3: INVENTORIES

Inventories, net consist of:

	June 30, 2006	December 31, 2005
	(in thousands)
Raw Materials	$42,990	$32,769
Work-in-Process	7,616	6,080
Finished Goods	24,481	17,651

	$75,087	$56,500

Inventory reserves for obsolescence and other estimated losses were $5,805 and $5,031 at June 30, 2006 and December 31, 2005, respectively.

NOTE 4: INCOME TAXES

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provisions for the three months and six months ended June 30, 2006 and 2005 were based on the estimated effective tax rates applicable for the full years ending December 31, 2006 and 2005, after giving effect to items specifically related to the interim periods. The Company’s effective tax rate was 39% and 38% for the three months ended June 30, 2006 and 2005, respectively and 39% and for the six months ended June 30, 2006 and 2005, respectively. The Company’s effective tax rate is affected by the mix of pretax income and the varying effective tax rates of the countries in which it operates.

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

The fair values of the Company’s derivative instruments included in current assets are summarized as follows:

	June 30, 2006	December 31, 2005
	(in thousands)
Interest rate swap	$310	$634
Interest rate cap	506	570

	$816	$1,204

The change in the fair values of the Company’s derivative instruments and the adjustment to interest expense are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(in thousands)
Interest income (expense)	$544	$10	$846	$(47)
Other expense	(172)	(310)	(64)	(116)
Pre-tax other comprehensive income(loss)	(207)	(174)	(323)	275

Aggregate net benefit (loss)	$165	$(474)	$459	$112

The Company will continue to review its exposure to interest rate fluctuations and evaluate whether it should manage such exposure through derivative transactions.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

As of June 30, 2006, the Company had no outstanding foreign currency contracts but did enter into one-month short-term forward contracts in each month of the quarter having valuation dates as of the end of each month with settlements to be paid or received on the first business day of the following month. During the second quarter and six months ended June 30, 2006, the Company received a net settlement of approximately $1.0 million and recorded a related net realized gain.

As of June 30, 2005, the Company had no outstanding foreign currency contracts and did not enter into any new contracts or settle existing contracts in the quarter. For the six month period ended June 30, 2005, the Company recognized a net gain of $85 thousand related to an agreement settled during the period.

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

	Six Months Ended
	June 30, 2006	June 30, 2005
	(in thousands)
Balance at beginning of period	$5,521	$5,019
Provision for warranty claims	4,757	3,069
Warranty claims paid	(3,891)	(3,239)

Balance at end of period	$6,387	$4,849

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At June 30, 2006, the Company employed a total of 4,117 people. Approximately 14.7% of the employees are represented by unions. The Grand Rapids, Michigan plant is the only unionized plant within the U.S. The four year agreement with the Carpenters and Joiners of America, Local 1615 covering hourly employees at the plant expires on August 27, 2006. As of June 30, 2006 this agreement covered approximately 429 hourly employees. Negotiations with the Carpenters and Joiners of America, Local 1615 commenced on July 20, 2006. Certain workers in the facilities in Italy are also represented by unions.

NOTE 7: PENSIONS

The following tables summarize the costs of the Company’s employee pension and post retirement plans for the periods indicated.

	Pension Benefits Three months ended		Other Benefits Three months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(in thousands)
Service cost	$2,416	$2,157	$159	$219
Interest cost	1,587	1,310	391	466
Expected return on plan assets	(1,556)	(1,225)	—	—
Amortization of prior service cost	19	19	(339)	(56)
Recognized actuarial loss	236	45	234	108

Net periodic benefit cost	$2,702	$2,306	$445	$737

	Pension Benefits Six months ended		Other Benefits Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(in thousands)
Service cost	$4,832	$4,314	$318	$438
Interest cost	3,174	2,620	782	932
Expected return on plan assets	(3,112)	(2,450)	—	—
Amortization of prior service cost	38	38	(678)	(112)
Recognized actuarial loss	472	90	468	216

Net periodic benefit cost	$5,404	$4,612	$890	$1,474

NOTE 8: STOCK PLANS

As of June 30, 2006 the Company had three stock incentive plans. Prior to January 1, 2006, the Company accounted for those plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock Based Compensation, and no stock based employee compensation was reflected in net income in respect of options granted under those plans. Effective January 1, 2006 the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method for those unvested options granted after the Company’s initial public offering. The prospective method will be applied to those unvested options issued prior to the Company’s initial public offering that have historically been accounted for under the minimum value method. Such options continue to be accounted for under the provisions of APB Opinion No. 25.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Prior to the adoption of Statement 123(R) on January 1, 2006, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

As a result of adopting Statement 123(R) on January 1, 2006, the Company’s income before taxes and net income after taxes for the three months ended June 30, 2006, is $0.2 million and $0.1 million lower, respectively, than if it had continued to account for share-based compensation under SFAS No. 123 and APB Opinion No. 25. The Company’s income before taxes and net income after taxes for the six months ended June 30, 2006, is $0.4 million and $0.2 million lower, respectively, than if it had continued to account for share-based compensation under SFAS No 123 and APB Opinion No. 25. Due to the immateriality of the compensation expense charged, basic and diluted earnings per share for the three months ended June 30, 2006 would not have been affected if the company had not adopted Statement 123(R). For the six months ended June 30, 2006 basic earnings per share is $.01 lower than if the company had continued to account for share-based compensation under SFAS No. 123 and APB Opinion No. 25. Diluted earnings per share for the six months ended June 30, 2006 would have been unchanged.

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(in thousands, except per share data)
Net income-as reported	$14,752	$11,368	$25,005	$18,219
Add:
Stock-based employee compensation expense included in reported net income	763	1,067	2,659	1,953
Deduct:
Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(948)	(1,606)	(3,070)	(3,128)

As adjusted net income	$14,567	$10,829	$24,594	$17,044

Earnings per share:
Basic-as reported	$.29	$.22	$.49	$.36
Diluted-as reported	$.28	$.22	$.47	$.35
Basic-as adjusted	$.28	$.21	$.48	$.34
Diluted-as adjusted	$.27	$.21	$.46	$.33

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 9: OTHER COMPREHENSIVE INCOME

Comprehensive income (loss) consists of net earnings, foreign currency translation adjustments, minimum pension liability, and unrealized gains (losses) on derivatives. Comprehensive income was approximately $18.8 million and $8.8 million for the three months ended June 30, 2006 and June 30, 2005, respectively. For the six months ended June 30, 2006 and June 30, 2005, comprehensive income totaled $29.0 million and $15.4 million, respectively. The following presents the components of “Accumulated Other Comprehensive Income (Loss)” for the period indicated, net of tax (in thousands).

Six months ended:	Beginning Balance	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Ending Balance
June 30, 2006
Minimum pension liability	$(4,399)	$—	$—	$—	$(4,399)
Foreign currency translation adjustment	12,772	4,144	—	4,144	16,916
Unrealized gain (loss) on derivative	382	(323)	128	(195)	187

Accumulated other comprehensive income (loss), net of tax	$8,755	$3,821	$128	$3,949	$12,704

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

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(in thousands)
Weighted average shares of common stock outstanding-basic	51,437	50,673	51,283	50,283
Potentially dilutive shares resulting from stock plans	1,732	1,701	1,777	1,859

Weighted average common shares-diluted	53,169	52,374	53,060	52,142

Antidilutive options not included in the weighted average common shares - diluted	—	50	—	50

Common stock activity for the six months ended June 30, 2006 and 2005, included the repurchase of approximately 1,354,681 shares for $26.5 million and 5,300 shares for $92 thousand, respectively. For the six months ended June 30, 2006 common stock activity also included the issuance of 1,840,610 shares for $18.2 million under the Company’s stock based compensation plans.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 11: SUBSEQUENT EVENTS

Secondary Offering

On July 24, 2006, Warburg, Pincus Ventures, L.P. and Burton B. Staniar commenced a secondary offering of 9,200,000 shares of common stock under Knoll’s existing effective shelf registration statement. Warburg Pincus also granted the underwriters of the secondary offering a 30-day option to purchase up to an additional 1,366,362 shares of common stock. On August 2, 2006 the shares of common stock sold in the offering were priced at $17.66 per share. The offering of 9,200,000 shares closed on August 8, 2006. As of August 8, 2006, the underwriters’ option had not yet been exercised. The option expires on September 1, 2006. The Company did not issue any shares or receive any proceeds in the offering.

Expansion of Credit Facilities - Repurchase of Stock from Warburg Pincus

Under the Company’s credit agreement, the Company can increase its revolving credit facility by up to $12 million and increase its term loan facility by up to $100 million, subject to certain limitations and satisfaction of certain conditions, including compliance with certain financial covenants. On August 1, 2006, the Company exercised this option and increased its revolving credit facility by $12 million and its existing term loan facility by $38 million. As of August 1, 2006, the Company had approximately $140 million available under its credit facilities.

On August 1, 2006, the Company entered into a stock purchase agreement with Warburg, Pincus Ventures, L.P., pursuant to which it agreed, subject to certain conditions, to purchase 3,900,000 shares of its common stock from Warburg Pincus in a private non-underwritten transaction at a price of $16.9095 per share, the net per-share price received by the selling stockholders in the secondary offering referred to above. This transaction closed on August 8, 2006. The Company used its available credit facilities to finance the purchase from Warburg Pincus.

The stock purchase from Warburg Pincus is in addition to the Company’s $50 million stock repurchase program and does not count towards the $50.0 million limit under that repurchase program. As of June 30, 2006, the Company had purchased approximately $8.3 million in Knoll common stock under the $50 million stock repurchase program. The stock purchase from Warburg Pincus is also in addition to the Company’s stock repurchase plan that uses the proceeds of stock option exercises to repurchase outstanding shares.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations provides a discussion of our financial performance and financial condition that should be read in conjunction with the accompanying unaudited condensed consolidated financial statements

Overview

This quarter we saw strong double digit growth in sales, operating profit, net income, earnings per share and in our sales backlog as compared with the same period in 2005. We continue to see increases in both the number of orders, as a result of successful marketing programs like Knoll Essentials, and the average order size. This quarter marks our fourth consecutive quarter with shipments over $200 million. We also continue to see growth in sales of our seating and storage products as well as continued recovery in our office systems products.

During the second quarter of 2006 net sales increased 25.2% from the second quarter of 2005. Operating income increased 21.2% and net income was up 29.8% in the second quarter of 2006, compared with the same period in 2005. Earnings per share for the second quarter increased 6 cents compared with the second quarter of 2005. Our growth initiatives are continuing to gain momentum. Office systems are becoming a larger driver of industry growth. Growth in our Specialty Businesses with new KnollStudio and KnollTextile introductions are also driving our growth. Our seating and storage categories grew faster than any of our other categories with growth, as compared to the second quarter of 2005, of 33.3% and 44.8%, respectively.

Gross margin for the second quarter 2006 declined 2.6% from 34.5% in the second quarter of 2005, to 31.9% in the second quarter 2006 but remained flat when compared with the first quarter of 2006. Increased inflation and fuel prices, along with the strengthening Canadian Dollar, continued to increase our costs. Recently implemented price list increases and fuel surcharges should benefit gross margins during the second half of 2006. Our global sourcing and continuous improvement efforts should also aid in strengthening our margins.

We are very pleased with our overall results for this quarter. We are encouraged by the strong growth across all product categories as demand for our products continues to increase.

Critical Accounting Policies

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses and the disclosure of certain contingent assets and liabilities. Actual results may differ from such estimates. On an ongoing basis we review our accounting policies and procedures. A more detailed review of our critical accounting policies is contained in our Annual Report on Form 10-K report for the year ended December 31, 2005. During the first two quarters of 2006, there have been no material changes in our accounting policies and procedures.

Results of Operations

Comparison of the Three Months and Six Months Ended June 30, 2006 and 2005

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(in thousands)
Consolidated Statement of Operations Data:
Net Sales	$247,476	$197,726	$465,576	$376,855
Gross Profit	78,965	68,187	148,738	126,276
Operating Income	29,236	24,095	51,173	41,114
Interest Expense	5,449	6,000	10,796	12,087
Other Income, net	525	338	762	852
Income Tax Expense	9,560	7,065	16,134	11,660

Net Income	$14,752	$11,368	$25,005	$18,219

Statistical and Other Data:
Sales Growth from Comparable Prior Period	25.2%	10.6%	23.5%	13.5%
Gross Profit Margin	31.9%	34.5%	32.0%	33.5%
Backlog	$169,607	$131,234	$169,607	$131,234

Sales

Sales for the second quarter of 2006 were $247.5 million, an increase of $49.8 million, or 25.2%, from sales of $197.7 million for the same period in the prior year. Sales for the six months ended June 30, 2006 were $465.6 million, an increase of $88.7 million, or 23.5%, over the first six months of 2005. The increase in sales for the three months and six months ended June 30, 2006 was spread across all product categories. In particular, seating, storage, specialty products and office systems are driving our strong growth.

At June 30, 2006, sales backlog was $169.6 million, an increase of $38.4 million, or 29.3%, from sales backlog of $131.2 million as of June 30, 2005.

Gross Profit and Operating Income

Gross profit for the second quarter of 2006 was $79.0 million, an increase of $10.8 million or 15.8%, from gross profit of $68.2 million for second quarter of 2005. Gross profit for the six months ended June 30, 2006 was $148.7 million, an increase of $22.4 million or 17.7%, from gross profit of $126.3 million for the same period in the prior year. Operating income for the second quarter of 2006 was $29.2 million, an increase of $5.1 million or 21.2%, from operating income of $24.1 million for the second quarter of 2005. Operating income for the six months ended June 30, 2006 was $51.2 million, an increase of $10.1 million or 24.6%, from operating income of $41.1 million for the same period in 2005. As a percentage of sales, gross profit decreased from 34.5% for the second quarter of 2005 to 31.9% for the second quarter of 2006. Operating income as a percentage of sales decreased from 12.2% in the second quarter of 2005 to 11.8% over the same period of 2006. For the six months ended June 30, gross profit as a percentage of sales decreased from 33.5% in 2005 to 32.0% in 2006. Operating income as a percentage of sales increased from 10.9% in 2005 to 11.0% in 2006.

The decrease in gross margin is due largely to increased material and transportation costs as well as the negative effect of the strengthening Canadian dollar and increased overtime of our associates to meet the higher demand. For the quarter ended June 30, 2006, material and-transportation costs negatively impacted gross profit by $3.8 million. For the second quarter of 2006, the foreign exchange impact reduced gross profit by $2.9 million and overtime was up approximately $0.9 million. For the six months ended June 30, 2006, gross profit decreased by approximately $6.8 million due to material and transportation inflation, approximately $4.0 million due to foreign exchange and approximately $1.6 million due to increased overtime.

Operating expenses for the second quarter 2006 were $49.7 million or 20.1% of sales compared to $44.1 million, or 22.3% of sales for the second quarter 2005. Operating expense for the six months ended June 30, 2006 was $97.6 million or 21.0% of sales compared to $85.2 million or 22.6% of sales for the same period in 2005. The increase in operating expenses for the quarter ended June 30, 2006 as compared with the prior year resulted from approximately $3.3 million sales and incentive compensation as a result of our higher sales and strong profit performance, approximately $200 thousand of costs associated with the implementation of FASB 123R, and approximately $300 thousand of costs related to our secondary public offering completed in February 2006.

Interest Expense

Interest expense for the quarter and six months ended June 30, 2006 was $5.5 million and $10.8 million, a decrease of $0.5 million and $1.3 million, respectively, from the same periods in 2005. The decrease in interest expense is due to our debt reduction and the lowering of borrowing costs under our amended credit facility offset by higher interest rates.

Other Income, net

Other income for the second quarter and six months ended 2006 and 2005 is comprised primarily of the change in fair value of the interest rate swap and cap agreements and the foreign exchange transaction gains and losses.

Income Tax Expense

The mix of pretax income and the varying effective tax rates in the countries in which we operate directly affects our consolidated effective tax rate. Our mix of pretax income and nondeductible expenses related to our secondary public offering were primarily responsible for the net increase in the effective tax rate to 39.3% in the second quarter of 2006 from 38.3% for the same period in 2005. The effective tax rate for the six months ended June 30, 2006 was 39.2% and 39.0% for the same period in 2005.

Liquidity and Capital Resources

The following table highlights certain key cash flows and capital information pertinent to the discussion that follows:

	Six Months Ended
	June 30, 2006	June 30, 2005
	(in thousands)
Cash provided by operating activities	$5,924	$31,936
Capital expenditures	3,224	5,076
Net cash used in investing activities	3,221	5,061
Purchase of common stock	26,516	92
Net borrowings (repayment) of debt	8,250	(37,000)
Payment of dividend	10,282	5,051
Net proceeds from issuance of stock	18,228	18,790
Net cash used for financing activities	3,336	23,353

Historically, we have carried significant amounts of debt, and cash generated by operating activities has been used to fund working capital, capital expenditures and scheduled payments of principal and interest under our debt. Our capital expenditures are typically for new product tooling and manufacturing equipment. These capital expenditures support new products and continuous improvements in our manufacturing processes. Beginning the second quarter of 2006, we implemented our $50.0 million stock repurchase program and have used cash generated by operating activities to buy back shares.

Operating cash flows were $5.9 million and $31.9 million during the six month period ended June 30, 2006 and 2005, respectively. The decrease in cash from operating activities is the direct result of increased spending to fund our working capital as a result of higher sales volumes. In addition, with implementation of FAS 123 (R), the tax benefit from stock options is now included in financing activities as a cash inflow rather than in operating activities as it was in 2005.

For the six month period ended June 30, 2006, we used available cash, including the $5.9 million of net cash from operating activities, $18.2 million of proceeds from the issuance of common stock, and $8.3 million of net borrowings, to fund $3.2 million in capital expenditures, repurchase $26.5 million of common stock for treasury, fund dividend payments to shareholders totaling $10.3 million, and fund working capital.

Cash used in investing activities was $3.2 million for the six month period ended June 30, 2006 and $5.1 million for the same period in 2005. Fluctuations in cash used in investing activities are primarily attributable to the levels of capital expenditures. We estimate that our capital expenditures in 2006 will be approximately $18.0 million.

On August 8, 2006 upon completion of the Company’s secondary offering, the Company purchased from Warburg Pincus 3,900,000 shares for approximately $66 million in a non-underwritten transaction.

We are currently in compliance with all of the covenants and conditions under our credit facility. We believe that existing cash balances and internally generated cash flows, together with borrowings available under our revolving credit facility, will be sufficient to fund normal working capital needs, capital spending requirements, debt service requirements and dividend payments for at least the next twelve months. In addition, we believe that we will have adequate funds available to meet long-term cash requirements and that we will be able to comply with the covenants under the credit agreement. Future debt payments may be paid out of cash flows from operations or from future refinancing of our debt or equity issuances. However, our ability to make scheduled payments of principal, to pay interest on or to refinance our indebtedness, to satisfy our other debt obligations and to pay dividends to stockholders will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

Environmental Matters

Our past and present business operations and the past and present ownership and operation of manufacturing plants on real property are subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste and the cleanup of properties affected by hazardous substances. As a result, we are involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters and could become subject to fines or penalties related thereto. We cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist. Compliance with more stringent laws or regulations, or stricter interpretation of existing laws, may require additional expenditures by us, some of which may be material. We have been identified as a potentially responsible party pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, for remediation costs associated with waste disposal sites that we previously used. The remediation costs and our allocated share at some of these CERCLA sites are unknown. We may also be subject to claims for personal injury or contribution relating to CERCLA sites. We reserve amounts for such matters when expenditures are probable and reasonably estimable. Based upon information presently known management is of the opinion that such litigation, either individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

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

Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, principally in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Statements and financial discussion and analysis contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements. These statements discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to us, based on our current beliefs as well as assumptions made by us and information currently available to us. Forward-looking statements generally will be accompanied by words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “forecast”, “intend”, “may”, “possible”, “potential”, “predict”, “project”, or other similar words, phrases or expressions. Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation: the risks described under Item 1A and in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2005; changes in the financial stability of our clients resulting in decreased corporate spending and service sector employment; changes in relationships with clients; the mix of products sold and of clients purchasing our products; the success of new technology initiatives; changes in business strategies and decisions; competition from our competitors; our ability to recruit and retain an experienced management team; changes in raw material prices and availability; restrictions on government spending resulting in fewer sales to government customers (one of our largest customers); our debt restrictions on spending; our ability to protect our patents, copyrights and trademarks; our reliance on furniture dealers to produce sales; lawsuits arising from patents, copyrights and trademark infringements; violations of environment laws and regulations; potential labor disruptions and our ability to successfully negotiate a new collective bargaining agreement for our unionized employees; adequacy of our insurance policies; the availability of future capital; and currency rate fluctuations. The factors identified above are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement. Unpredictable or unknown factors could also have material adverse effects on us. All forward-looking statements included in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by the foregoing cautionary statements. Except as required under the Federal securities laws and rules regulations of the SEC, we undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We provided a discussion of our market risk in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2005. During the first six months of 2006, there was no substantive change in our market risk except for the items noted below. This discussion should be read in conjunction with Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2005.

During the normal course of business, we are routinely subjected to market risk associated with interest rate movements and foreign currency exchange rate movements. Interest rate risk arises from our debt obligations and related interest rate cap and swap agreements. Foreign currency exchange rate risk arises from our non-U.S. operations and purchases of inventory from foreign suppliers.

We also have risk in our exposure to certain material and transportation costs. Our largest raw material costs are for steel and plastics. Steel is the primary raw material used in the manufacture of our products. The prices of plastic, another significant raw material used in the manufacture of our products, are sensitive to the cost of oil, which has increased significantly in recent history. For the second quarter ended June 30, 2006 material inflation was $3.1 million and transportation inflation was $0.7 million. We continue working to try to offset these price changes in raw materials and transportation through our global sourcing initiatives, cost improvements and price increases to our products as well as a newly implemented transportation surcharge.

Interest Rate Risk

We have both fixed and variable rate debt obligations that are denominated in U.S. dollars. Changes in interest rates have different impacts on the fixed and variable-rate portions of the debt. A change in interest rates impacts the interest incurred and cash paid on the variable-rate debt but does not impact the interest incurred or cash paid on the fixed rate debt. The weighted average rate for the second quarter of 2006 was 5.6%. The weighted average rate for the same period of 2005 was 4.7%.

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

Foreign Currency Exchange Rate Risk

We manufacture our products in the United States, Canada and Italy, and sell our products in those markets as well as in other European countries. Our foreign sales and certain expenses are transacted in foreign currencies. Our production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. Additionally, as we report currency in the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the Canadian dollar and the Euro. Approximately 11.0% of our revenues for the first half of 2006 and 12.2% in the same period for 2005, and 36.9% of our cost of goods sold for the first half of 2006 and 35.6% in the same period for 2005, were denominated in currencies other than the U.S. dollar. Foreign currency exchange rate fluctuations included in other income resulted in a $0.2 million translation gain for the second quarter of 2006 and a $0.3 million translation gain for the same period of 2005. For the six months ended June 30, 2006 and 2005, foreign exchange rate fluctuations included in other income resulted in a $0.3 million translation gain and a $0.5 million translation gain.

From time to time, we enter into foreign currency forward exchange contracts and foreign currency option contracts for other than trading purposes in order to manage our exposure to foreign exchange rates associated with short-term operating receivables of a Canadian subsidiary that are payable by our U.S. operations. The terms of these contracts are generally less than a year. Changes in the fair value of such contracts are reported in earnings in the period the value of the contract changes. As of June 30, 2006, the Company had no outstanding foreign currency contracts but did enter into one-month short-term forward contracts in each month of the quarter having valuation dates as of the end of each month with settlements to be paid or received on the first business day of the following month. During the second quarter and six months ended June 30, 2006, the Company received a net settlement of approximately $1.0 million and recorded a related net realized gain.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely making known to them material information required to be disclosed in our reports filed or submitted under the Exchange Act.

Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Humanscale Litigation

On July 24, 2006, we entered into an agreement with Humanscale Corporation to settle our patent litigation pending in the U.S. District Court in the Eastern District of Texas involving Humanscale’s U.S. Patent No. 6,959,965 and our Life™ chair. This settlement will not have a material impact upon our current and future operations. The litigation was officially dismissed with prejudice on July 31, 2006.

Chicago Transit Authority Project

On May 15, 2006, we received a federal grand jury subpoena from the U.S. Attorneys Office in Chicago requesting that we produce certain documents associated with the sale in 2003 and 2004 of furniture for use in the Chicago Transit Authority’s new headquarters in Chicago. We were one of a number of companies that provided goods or services in connection with the project. We are cooperating with the investigation by the U.S. Attorneys Office.

ITEM 1A. RISK FACTORS

During the first two quarters of 2006, there were no material changes in the risk factors disclosed in our Annual Report on Form 10-K report for the year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS

Repurchases of Equity Securities

The following is a summary of share repurchase activity during the three months ended June 30, 2006.

On August 17, 2005, our board of directors approved a stock repurchase program (the “Options Proceeds Program”), whereby it authorized us to purchase shares of our common stock in the open market using the cash proceeds received by us upon exercise of outstanding options to purchase shares of our common stock.

On February 2, 2006, our board of directors approved an additional stock repurchase program, pursuant to which we are authorized to repurchase up to $50.0 million of our common stock in the open market, through privately negotiated transactions, or otherwise. Purchases under this plan commenced during the second quarter of 2006 and are subject to market conditions and applicable securities laws.

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

The Option Proceeds Program and our $50 million stock repurchase program were suspended on July 28, 2006 in connection with our secondary stock offering, which priced on August 2, 2006 and closed on August 8, 2006. We expect to consider reinstituting these repurchase programs in the future, subject to applicable law and in accordance with Rule 10b5-1 of the Exchange Act.

On August 8, 2006, the Company purchased 3,900,000 shares from Warburg Pincus for approximately $66 million in a privately negotiated transaction.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of publicly Announced Plans or Programs (2)		Maximum Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (2)
April 1, 2006 – April 30, 2006	14,657	21.74	14,257	(3)	$50,000,000
May 1, 2006 – May 31, 2006	227,728	19.73	226,928	(4)	46,720,618
June 1, 2006 – June 30, 2006	288,079	18.73	287,479	(5)	41,733,179

Total	530,464		528,664

(1)	1,800 of these shares were purchased under our 401(k) retirement savings plan.
(2)	There is no limit on the number or value of shares that may be purchased by us under the Options Proceeds Program or the 401(k) plan. Under our $50.0 million stock repurchase program we are only authorized to spend an aggregate of $50.0 million on stock repurchases. There is no scheduled expiration date for the Option Proceeds Program or the $50.0 million stock repurchase program, but our board of directors may terminate either program in the future.
(3)	These shares were purchased under the Options Proceeds Program approved by our board of directors on August 17, 2005. The Options Proceeds Program does not have a limit on the number or value of shares purchased or an expiration date.
(4)	59,428 of these shares were purchased under the Option Proceeds Program approved by our board of directors on August 17, 2005 and 167,500 of these shares were purchased under our $50.0 million stock repurchase program approved by our board of directors on February 2, 2006.
(5)	21,179 of these shares were purchased under the Option Proceeds Program approved by our board of directors on August 17, 2005 and 266,300 of these shares were purchased under our $50.0 million stock repurchase program approved by our board of directors on February 2, 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders was held on May 2, 2006, at which:

(a)	The following nominees were elected to serve three-year terms on the Company’s Board of Directors by the following votes:

	Burton B. Staniar	Sidney Lapidus	Anthony P. Terracciano
For	47,218,411	47,297,313	49,936,603
Withheld	3,220,007	3,141,105	501,815

The terms of office for incumbent Directors Andrew B. Cogan, Kathleen G. Bradley, Stephen F. Fisher, Jeffrey A. Harris, Kevin J. Kruse, Kewsong Lee, and John F. Maypole, continued after the meeting.

(b)	Ernst and Young LLP was approved as the Company’s independent auditors for the fiscal year ended December 31, 2006, by the following votes:

Ratification of the Independent Auditors
For	49,297,004
Against	1,129,281
Abstain	12,133

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOLL, INC. (Registrant)

Date: August 9, 2006

	By:	/s/ Andrew B. Cogan
Andrew B. Cogan
Chief Executive Officer

Date: August 9, 2006

	By:	/s/ Barry L. McCabe
Barry L. McCabe
Senior Vice President and Chief Financial Officer