Form 10-Q
period 2006-09-30
KNOLL INC
filed 2006-11-09
CIK 1011570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 6, 2006, there were 48,807,707 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

KNOLL, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

KNOLL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,746	$10,695
Customer receivables, net	124,061	113,531
Inventories	78,253	56,500
Deferred income taxes	9,360	9,156
Prepaid and other current assets	9,841	7,867

Total current assets	240,261	197,749
Property, plant and equipment, net	137,940	142,166
Goodwill	45,280	45,333
Intangible assets, net	190,569	191,066
Other non-trade receivables	4,083	4,827
Other noncurrent assets	1,504	1,405

Total Assets	$619,637	$582,546

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current maturities of long-term debt	$2,993	$2,599
Accounts payable	61,856	56,559
Income taxes payable	9,344	10,253
Other current liabilities	68,258	64,345

Total current liabilities	142,451	133,756
Long-term debt	375,026	313,439
Deferred income taxes	47,341	44,082
Postretirement benefits other than pension	24,959	23,864
Pension liability	17,572	16,908
International retirement obligation	5,586	5,201
Other noncurrent liabilities	7,871	7,580

Total liabilities	620,806	544,830

Stockholders’ (deficit) equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 48,806,955 issued and outstanding (net of 5,932,311 treasury shares) in 2006 and 52,338,171 shares issued and outstanding (net of 300,008 treasury shares) in 2005	487	523
Additional paid-in-capital	1,151	82,072
Unearned stock grant compensation	—	(20,720)
Accumulated deficit	(15,342)	(32,914)
Accumulated other comprehensive income	12,535	8,755

Total stockholders’ (deficit) equity	(1,169)	37,716

Total Liabilities and Stockholders’ Equity	$619,637	$582,546

See accompanying notes to the consolidated financial statements.

KNOLL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands, Except Share and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Sales	$243,609	$209,333	$709,185	$586,188
Cost of sales	162,389	137,900	479,227	388,479

Gross profit	81,220	71,433	229,958	197,709
Selling, general and administrative expenses	51,062	45,110	148,627	130,272

Operating income	30,158	26,323	81,331	67,437
Interest expense	5,983	6,214	16,779	18,301
Other (expense) income, net	(309)	(1,933)	453	(1,081)

Income before income tax expense	23,866	18,176	65,005	48,055
Income tax expense	8,227	9,980	24,361	21,640

Net income	$15,639	$8,196	$40,644	$26,415

Net earnings per share:
Basic	$.32	$.16	$.81	$.52

Diluted	$.31	$.15	$.78	$.50

Dividends per share	$.10	$.05	$.30	$.15

Weighted-average shares outstanding:
Basic	48,689,937	51,972,198	50,409,387	50,852,279

Diluted	50,038,195	53,792,442	52,043,469	52,698,150

See accompanying notes to the consolidated financial statements.

KNOLL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$40,644	$26,415
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	14,260	13,947
Amortization of intangible assets	497	468
Loss on disposal of fixed assets	7	253
Unrealized foreign currency loss	458	1,692
Premium paid for interest rate cap agreement	(204)	—
Tax benefit from exercise of stock options	—	8,128
Stock based compensation	3,359	3,013
Other non-cash items	688	(199)
Changes in assets and liabilities:
Customer receivables	(9,150)	(9,674)
Inventories	(20,544)	(3,285)
Accounts payable	3,811	7,123
Current and deferred income taxes	1,865	7,094
Other current assets	(2,770)	(666)
Other current liabilities	2,915	(2,704)
Other noncurrent assets and liabilities	2,700	(955)

Cash provided by operating activities	38,536	50,650

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(7,352)	(7,631)
Proceeds from sale of assets	23	15

Cash used in investing activities	(7,329)	(7,616)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long term debt	38,000	—
Proceeds from revolving credit facilities, net	56,000	—
Repayment of long-term debt	(32,107)	(59,098)
Payment of dividends	(14,997)	(7,665)
Proceeds from exercise of stock options	20,496	29,524
Purchase of common stock for treasury	(99,274)	(1,193)
Tax benefit from the exercise of stock options	7,549	—

Cash used in financing activities	(24,333)	(38,432)

Effect of exchange rate changes on cash and cash equivalents	1,177	(345)

Increase in cash and cash equivalents	8,051	4,257
Cash and cash equivalents at beginning of period	10,695	9,052

Cash and cash equivalents at end of period	$18,746	$13,309

See accompanying notes to the consolidated financial statements.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

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

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of Statement of Financial Accounting Standards (“SFAS”) No. 123, Share-Based Payment (“SFAS 123(R)”), which supersedes SFAS No. 123 and Accounting Principles Board Opinion No. 25 (“APB 25”). This statement focuses primarily on transactions in which an entity obtains employee services in exchange for share-based payments. The pro forma disclosure previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Under SFAS 123(R), a public entity generally is required to measure the cost of employee services received in exchange for the award of an equity instrument based on the grant-date fair value of the award, with such cost recognized over the applicable vesting period. In addition, SFAS 123(R) requires an entity to provide certain disclosures in order to assist in understanding the nature of share-based payment transactions and the effects of those transactions on the financial statements. The Company adopted the provisions of SFAS 123(R) on January 1, 2006. Under SFAS No. 123(R), the Company determined the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The permitted transition methods include the prospective, retrospective, or modified prospective methods. The prospective method only relates to the options that were issued prior to the Company’s initial public offering that have historically been accounted for under the minimum value method. Such options continue to be accounted for under the provisions of APB Opinion No. 25. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123(R), while the retrospective method would record compensation expense for all unvested stock options beginning with the first period presented.

Unvested options outstanding at January 1, 2006 that were accounted for under the minimum value method in accordance with SFAS No. 123 and APB Opinion No. 25, will continue to be accounted for under the minimum value method. All other unvested options outstanding at January 1, 2006 will be accounted for under the modified-prospective method. The Company evaluated the requirements of SFAS 123(R) and is using a lattice option-pricing model to value all of its unvested stock options that are accounted for under the modified-prospective method. The Company recognized $159 thousand of compensation expense for the third quarter of 2006. For the nine months ended September 30, 2006 the Company recognized $528 thousand of compensation expense. The Company expects to recognize an additional compensation expense of $146 thousand during 2006. The Company also reduced unearned stock compensation and paid-in capital by $20.7 million upon adoption of SFAS 123(R).

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS123(R)-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123(R), Share-Based Payment, or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. We continue to evaluate the impact that the adoption of this FSP could have on our financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company will adopt the provisions of FIN 48 effective January 1, 2007. The Company is evaluating the impact of this pronouncement on its financial statements.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. The statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. The Company is required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. The Company is in the process of reviewing SFAS 157 and has not determined the effects on the consolidated financial statements.

In September 2006, FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, measure a defined benefit postretirement plan’s assets and obligation that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the change occurs. The new standard is effective for the Company for the fiscal year ended December 31, 2007. The requirement to measure plan assets and benefit obligations as of the date of the employers fiscal year-end statements of financial position is effective for the Company for the fiscal year ended December 31, 2008. The Company is in the process of reviewing SFAS 158 and has not determined the effects on the consolidated financial statements.

NOTE 3: INVENTORIES

Inventories, net consist of:

	September 30, 2006	December 31, 2005
	(in thousands)
Raw Materials	$46,058	$32,769
Work-in-Process	8,115	6,080
Finished Goods	24,080	17,651

	$78,253	$56,500

Inventory reserves for obsolescence and other estimated losses were $5,883 and $5,031 at September 30, 2006 and December 31, 2005, respectively.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 4: INCOME TAXES

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provisions for the three months and nine months ended September 30, 2006 and 2005 were based on the estimated effective tax rates applicable for the full years ending December 31, 2006 and 2005, after giving effect to items specifically related to the interim periods. The Company’s effective tax rate was 34.5% and 55.0% for the three months ended September 30, 2006 and 2005, respectively. During the current quarter the Company adjusted its contingent tax reserve as a result of the closing of the statute on the 2002 tax year. This adjustment reduced income tax expense by approximately $1.0 million. During the third quarter of 2005, the Company incurred additional taxes of approximately $3.1 million in connection with the repatriation of $45 million of foreign earnings from its Canadian operations. The Company’s effective tax rate was 37.5% and 45.0% for the nine months ended September 30, 2006 and 2005, respectively. The Company’s effective tax rate is also affected by the mix of pretax income and the varying effective tax rates of the countries in which it operates.

NOTE 5: INDEBTEDNESS

Under the Company’s credit agreement, it can increase its revolving credit facility by up to $12 million and increase its term loan facility by up to $100 million, subject to certain limitations and satisfaction of certain conditions, including compliance with certain financial covenants. On August 1, 2006, the Company exercised this option and increased its revolving credit facility by $12 million and its existing term loan facility by $38 million. As of September 30, 2006, the Company has approximately $86 million available under the revolving credit facility.

NOTE 6: DERIVATIVE FINANCIAL INSTRUMENTS

In October 2004, as required by the Company’s credit facility, the Company entered into an interest rate swap agreement and an interest rate cap agreement for purposes of managing its risk in market interest rate fluctuations. These agreements hedge interest rate risk on a notional amount of approximately $212.5 million of the Company’s borrowings under the credit facility. Under the interest rate swap agreement, the Company pays a fixed rate of interest of 3.010% and receives a variable rate of interest equal to three-month LIBOR, as determined on the last day of each quarterly settlement period on an aggregated notional principal amount of $50.0 million. Changes in the fair value of the interest rate swap agreement are recorded in the period the value of the contract changes. The net amount paid or received upon quarterly settlements is recorded as an adjustment to interest expense, while the change in fair value is recorded as a component of accumulated other comprehensive income in the equity section of the balance sheet. The interest rate cap agreement sets a maximum interest rate on a notional amount and utilizes LIBOR as a variable-rate reference. Under the cap agreement, the Company paid a premium of $425 thousand for a cap rate of 4.250% on $162.5 million of the Company’s borrowing under the credit facility. The Company has elected not to apply hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to the interest rate cap agreement. As such, the change in fair value of the contract is reported in earnings in the period the value of the contract changes as a component of other income (expense). Both the interest rate swap agreement and the interest rate cap agreement matured on September 29, 2006.

On September 30, 2006, the Company entered into two new interest rate cap agreements. Under these agreements, the Company paid a total premium of approximately $204 thousand for a cap rate of 6.00% on $200 million of the Company’s borrowings under the credit facility. The Company has elected not to apply hedge accounting under SFAS No. 133 to these agreements. As such, the change in fair value of the contracts is reported in earnings in the period the value of the contract changes as a component of other income (expense). The interest rate cap agreements mature on September 30, 2008.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair values of the Company’s derivative instruments included in current assets are summarized as follows:

	September 30, 2006	December 31, 2005
	(in thousands)
Interest rate swap	$—	$634
Interest rate cap	—	570

	$—	$1,204

The fair values of the Company’s derivative instruments included in non-current assets are summarized as follows:

	September 30, 2006	December 31, 2005
	(in thousands)
Interest rate cap agreements	$105	$—

	$105	$—

The change in the fair values of the Company’s derivative instruments and the adjustment to interest expense are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(in thousands)
Interest income (expense)	$827	$61	$1,674	$14
Other income (expense)	(604)	250	(669)	133
Pre-tax other comprehensive income (loss)	(309)	158	(632)	433

Aggregate net benefit	$(86)	$469	$373	$580

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

As of September 30, 2006, the Company had no outstanding foreign currency contracts. In July, the Company entered into a one-month short-term forward contract, having a valuation date as of the end of the month. The contract settled on August 1, 2006. During the third quarter and nine months ended September 30, 2006, the Company received a net settlement of approximately $112 thousand and $1.2 million, respectively. The net settlements were recorded as a net realized gain.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of September 30, 2005, the Company had no outstanding foreign currency contracts and did not enter into any new contracts or settle existing contracts in the quarter. For the nine month period ended September 30, 2005, the Company recognized a net gain of $85 thousand related to an agreement settled during the period.

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

	Nine Months Ended
	September 30, 2006	September 30, 2005
	(in thousands)
Balance at beginning of period	$5,521	$5,019
Provision for warranty claims	7,020	4,967
Warranty claims paid	(5,651)	(4,842)

Balance at end of period	$6,890	$5,144

At September 30, 2006, the Company employed a total of 4,183 people. Approximately 14.8% of the employees are represented by unions. The Grand Rapids, Michigan plant is the only unionized plant within the U.S and has an agreement with the Carpenters Union, Local 1615, of the United Brotherhood of Carpenters and Joiners of America, Affiliate of the Carpenters Industrial Council (the Union), covering approximately 438 hourly employees. The previous five year agreement expired on August 26, 2006. On August 25, 2006, the Company entered into a new five-year collective bargaining agreement with the Union covering bargaining unit members at the Grand Rapids, Michigan facility. The Collective Bargaining Agreement was ratified on August 25, 2006 and became binding at that time. The Collective Bargaining Agreement sets forth the terms and conditions of employment for bargaining unit members working at the Company’s Grand Rapids, Michigan facility and became effective on August 27, 2006, upon expiration of the previous agreement between the Company and the Union. The Collective Bargaining Agreement continues until August 27, 2011. Certain workers in the facilities in Italy are also represented by unions.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8: PENSIONS

The following tables summarize the costs of the Company’s employee pension and post retirement plans for the periods indicated.

	Pension Benefits		Other Benefits
	Three months ended		Three months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(in thousands)
Service cost	$2,416	$2,157	$159	$219
Interest cost	1,587	1,310	391	466
Expected return on plan assets	(1,556)	(1,225)	—	—
Amortization of prior service cost	19	19	(339)	(56)
Recognized actuarial loss	236	45	234	108

Net periodic benefit cost	$2,702	$2,306	$445	$737

	Pension Benefits		Other Benefits
	Nine months ended		Nine months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(in thousands)
Service cost	$7,248	$6,471	$477	$657
Interest cost	4,761	3,930	1,173	1,398
Expected return on plan assets	(4,668)	(3,675)	—	—
Amortization of prior service cost	57	57	(1,017)	(168)
Recognized actuarial loss	708	135	702	324

Net periodic benefit cost	$8,106	$6,918	$1,335	$2,211

The Company made an additional pension contribution in September 2006 to be applied to the 2005 plan year. Total contributions paid to date approximate $6.9 million. No additional contributions will be made during the remainder of the year.

NOTE 9: STOCK PLANS

On February 28, 2006, one of the Company’s three stock incentive plans expired reducing the number of shares available to grant under the plans by approximately 447,000. As of September 30, 2006, the Company has approximately 1.2 million shares available for grant under its remaining stock incentive plans. Prior to January 1, 2006, the Company accounted for those plans in accordance with APB 25, “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock Based Compensation, and no stock based employee compensation was reflected in net income in respect of options granted under those plans. Effective January 1, 2006 the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method for those unvested options granted after the Company’s initial public offering. The prospective method will be applied to those unvested options issued prior to the Company’s initial public offering that have historically been accounted for under the minimum value method. Such options continue to be accounted for under the provisions of APB 25.

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

As a result of adopting Statement 123(R) on January 1, 2006, the Company’s income before taxes and net income after taxes for the three months ended September 30, 2006, was $0.2 million and $0.1 million lower, respectively, than if the Company had continued to account for share-based compensation under SFAS No. 123 and APB Opinion No. 25. The Company’s income before taxes and net income after taxes for the nine months ended September 30, 2006, was $0.5 million and $0.3 million lower, respectively, than if the Company had continued to account for share-based compensation under SFAS No 123 and APB Opinion No. 25. Due to the immateriality of the compensation expense charged, basic earnings per share for the three months and nine months ended September 30, 2006 would not have been affected if the Company had not adopted Statement 123(R). Diluted earnings per share for the nine months ended September 30, 2006 is $.01 lower than if the Company had continued to account for share-based compensation under SFAS No. 123 and APB Opinion No. 25. Diluted earnings per share for the three months would not be affected.

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Three months ended		Nine months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(in thousands, except per share data)
Net income-as reported	$15,639	$8,196	$40,644	$26,415
Add:
Stock-based employee compensation expense included in reported net income	1,218	1,201	3,879	3,154
Deduct:
Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(1,348)	(1,573)	(4,420)	(4,701)

As adjusted net income	$15,509	$7,824	$40,103	$24,868

Earnings per share:
Basic-as reported	$.32	$.16	$.81	$.52
Diluted-as reported	$.31	$.15	$.78	$.50
Basic-as adjusted	$.32	$.15	$.80	$.49
Diluted-as adjusted	$.31	$.15	$.77	$.47

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 10: OTHER COMPREHENSIVE INCOME

Comprehensive income (loss) consists of net earnings, foreign currency translation adjustments, minimum pension liability, and unrealized gains (losses) on derivatives. Comprehensive income was approximately $15.5 million and $12.6 million for the three months ended September 30, 2006 and September 30, 2005, respectively. For the nine months ended September 30, 2006 and September 30, 2005, comprehensive income totaled $44.4 million and $28.0 million, respectively. The following presents the components of “Accumulated Other Comprehensive Income (Loss)” for the period indicated, net of tax (in thousands).

	Beginning Balance	Before- Tax Amount	Tax Benefit (Expense)	Net-of- Tax Amount	Ending Balance
Nine months ended:
September 30, 2006
Minimum pension liability	$(4,399)	$—	$—	$—	$(4,399)
Foreign currency translation adjustment	12,772	4,162	—	4,162	16,934
Unrealized gain (loss) on derivative	382	(632)	250	(382)	—

Accumulated other comprehensive income (loss), net of tax	$8,755	$3,530	$250	$3,780	$12,535

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

	Three months ended		Nine months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(in thousands)
Weighted average shares of common stock outstanding-basic	48,690	51,972	50,409	50,852
Potentially dilutive shares resulting from stock plans	1,348	1,820	1,634	1,846

Weighted average common shares-diluted	50,038	53,792	52,043	52,698

Antidilutive options not included in the weighted average common shares – diluted	370	75	25	125

On July 24, 2006, Warburg, Pincus Ventures, L.P. and Burton B. Staniar commenced a secondary offering of 9,200,000 shares of common stock under an existing effective shelf registration statement. Warburg, Pincus Ventures, L.P. also granted the underwriters of the secondary offering an option to purchase up to an additional 1,366,362 shares of common stock of which 642,550 were purchased. On August 2, 2006 the shares of common stock sold in the offering were priced at $17.66 per share. The offering closed on August 8, 2006. The Company did not issue any shares or receive any proceeds in the offering.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Common stock activity for the nine months ended September 30, 2006 and 2005 included the repurchase of 5,632,303 shares for $99.3 million and 64,500 shares for $1.2 million, respectively. On August 8, 2006, the Company purchased 3,900,000 shares of its common stock from Warburg, Pincus Ventures, L.P. in a private non-underwritten transaction at a price of $16.9095, the net per-share price received by the selling stockholders in the secondary offering referred to above. The 5,632,303 shares repurchased during the nine months ended September 30, 2006 include the 3,900,000 shares purchased from Warburg, Pincus Ventures, L.P.

The stock purchase from Warburg, Pincus Ventures, L.P. was not part of the Company’s $50 million stock repurchase program and does not count towards the $50.0 million limit under that repurchase program. As of September 30, 2006, the Company had purchased approximately $13.3 million in Knoll common stock under the $50 million stock repurchase program. The stock purchase from Warburg, Pincus Ventures, L.P. was also not part of the Company’s stock repurchase plan that uses the proceeds of stock option exercises to repurchase outstanding shares. For the nine months ended September 30, 2006, the Company had purchased 1,012,503 shares for approximately $20.0 million under the options proceeds program.

For the nine months ended September 30, 2006 common stock activity also included the issuance of 2,101,087 shares for $20.5 million under the Company’s stock based compensation plans.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations provides a discussion of our financial performance and financial condition that should be read in conjunction with the accompanying unaudited condensed consolidated financial statements

Overview

During the third quarter of 2006, we once again experienced strong growth compared to the same period a year ago. We achieved double digit growth in sales, operating profit, net income and earnings per share and continued to expand our industry leading operating margins, as compared to the previous quarter. We are encouraged by the continuing level of activity in the business and the fact that all our product categories continue to grow faster than the industry. This was our second consecutive quarter of shipments greater than $240 million.

During the third quarter of 2006, net sales increased 16.4% from the third quarter of 2005. Operating income increased 14.8% and net income was up 90.2% in the third quarter of 2006, compared with the same period in 2005. This growth was seen across all product categories and geographies. Improved pricing as a result of our February 2006 price increase and a newly implemented transportation surcharge contributed to our growth.

Gross margin for the third quarter 2006 declined to 33.3% from 34.1% a year ago. Increased raw material inflation, transportation costs along with the strengthening Canadian Dollar, continued to increase our costs. Despite these increased costs, our gross margins for the third quarter of 2006 improved from 31.9% reported in the second quarter of 2006. The February 2006 price increase, implementation of our transportation surcharge, and increased fixed cost absorption on higher sales volumes and improved factory efficiencies helped to increase our gross margin over the second quarter of 2006.

During this quarter, Warburg Pincus’s ownership of Knoll was substantially reduced through the combination of a secondary offering, a 3.9 million share buyback and a private distribution of shares by Warburg Pincus. Warburg Pincus, as of September 30, 2006, owned approximately 1.3% of Knoll. To facilitate the 3.9 million share buyback, we exercised a feature within our debt agreement and increased our credit facility by $50 million. Even after increasing the borrowings under our credit facility we were able to maintain a leverage ratio at below 3:1.

Critical Accounting Policies

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses and the disclosure of certain contingent assets and liabilities. Actual results may differ from such estimates. On an ongoing basis we review our accounting policies and procedures. A more detailed review of our critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2005. During the first three quarters of 2006, there have been no material changes in our accounting policies and procedures.

Results of Operations

Comparison of the Three Months and Nine Months Ended September 30, 2006 and 2005

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(in thousands)
Consolidated Statement of Operations Data:
Net Sales	$243,609	$209,333	$709,185	$586,188
Gross Profit	81,220	71,433	229,958	197,709
Operating Income	30,158	26,323	81,331	67,437
Interest Expense	5,983	6,214	16,779	18,301
Other (Expense) Income, net	(309)	(1,933)	453	(1,081)
Income Tax Expense	8,227	9,980	24,361	21,640

Net Income	$15,639	$8,196	$40,644	$26,415

Statistical and Other Data:
Sales Growth from Comparable Prior Period	16.4%	15.4%	21.0%	14.1%
Gross Profit Margin	33.3%	34.1%	32.4%	33.7%
Backlog	$170,609	$125,409	$170,609	$125,409

Sales

Sales for the third quarter of 2006 were $243.6 million, an increase of $34.3 million, or 16.4%, from sales of $209.3 million for the same period in the prior year. Sales for the nine months ended September 30, 2006 were $709.2 million, an increase of $123.0 million, or 21.0%, over the first nine months of 2005. The increase in sales for the three months and nine months ended September 30, 2006 was spread across all product categories and geographies. Based on comparison to the three and nine months ended September 30, 2005, the highest growth rate was led by seating and storage, and followed by specialty and systems. Our price increase in February 2006 and recently implemented transportation surcharge also helped to increase sales by $4.5 million and $3.2 million for the three and nine months ended September 30, 2006, respectively.

At September 30, 2006, sales backlog was $170.6 million, an increase of $45.2 million, or 36.0%, from sales backlog of $125.4 million as of September 30, 2005.

Gross Profit and Operating Income

Gross profit for the third quarter of 2006 was $81.2 million, an increase of $9.8 million or 13.7%, from gross profit of $71.4 million for third quarter of 2005. Gross profit for the nine months ended September 30, 2006 was $230.0 million, an increase of $32.3 million, or 16.3%, from gross profit of $197.7 million for the same period in the prior year. Operating income for the third quarter of 2006 was $30.2 million, an increase of $3.9 million, or 14.8%, from operating income of $26.3 million for the third quarter of 2005. Operating income for the nine months ended September 30, 2006 was $81.3 million, an increase of $13.9 million, or 20.6%, from operating income of $67.4 million for the same period in 2005. As a percentage of sales, gross profit decreased from 34.1% for the third quarter of 2005 to 33.3% for the third quarter of 2006. Operating income as a percentage of sales decreased from 12.6% in the third quarter of 2005 to 12.4% over the same period of 2006. For the nine months ended September 30, gross profit as a percentage of sales decreased from 33.7% in 2005 to 32.4% in 2006. Operating income as a percentage of sales was 11.5% in 2005 and 2006.

The decrease in gross margin discussed above is due largely to increased raw material and transportation inflation, as well as the negative effect of the strengthened Canadian Dollar. For the quarter ended September 30, 2006, material and transportation costs negatively impacted gross profit by $4.5 million and the foreign exchange impact reduced gross profit by $1.7 million. For the nine months ended September 30, 2006, gross profit decreased by approximately $11.2 million due to material and transportation inflation and approximately $5.7 million due to foreign exchange impact.

During the third quarter of 2006, we were able to improve gross margins sequentially from the second quarter of 2006 by 140 basis points by mitigating the inflation costs through our global sourcing efforts, our transportation surcharge, as well as the realization of price increases. Higher sales volumes also allowed for the increased absorption of fixed overhead costs.

Operating expenses for the third quarter of 2006 were $51.1 million, or 21.0% of sales, compared to $45.1 million, or 21.5% of sales, for the third quarter 2005. Operating expense for the nine months ended September 30, 2006 were $148.6 million, or 21.0% of sales, compared to $130.3 million, or 22.2% of sales, for the same period in 2005. The increase in operating expenses for the quarter ended September 30, 2006 as compared with the prior year resulted from approximately $3.3 million of accrued sales and incentive compensation as a result of our higher sales and strong profit performance, approximately $200 thousand of costs associated with the implementation of FASB 123R, and approximately $882 thousand of costs related to (i) our secondary public offering completed in August 2006, (ii) our purchase of 3.9 million shares from Warburg, Pincus Ventures, L.P. and (iii) the expansion of our credit facility.

Operating income for the three months and the nine months ended September 30, 2006 benefited from the increased absorption of fixed overhead costs due to higher volume. However, year-to-date operating expenses included $1.5 million of additional one-time costs related to (i) our two 2006 secondary offerings, (ii) the Warburg, Pincus Ventures, L.P. share buyback, and (iii) the expansion of our credit facility. Excluding these costs, operating income would have increased to 11.7% of sales for the nine months ended September 30, 2006 compared to 11.5% for nine months of 2005. These same costs also negatively impacted operating income for the third quarter of 2006 by 30 basis points.

Interest Expense

Interest expense for the quarter and nine months ended September 30, 2006 was $6.0 million and $16.8 million respectively, a decrease of $0.2 million and $1.5 million, respectively, from the same periods in 2005. The decrease in year to date interest expense is largely due to the decrease in the average debt balance during the nine month period.

Other Income, net

Other income for the third quarter and nine months ended 2006 and 2005 is comprised primarily of the change in fair value of the interest rate swap and cap agreements and the foreign exchange transaction gains and losses.

Income Tax Expense

The mix of pretax income and the varying effective tax rates in the countries in which we operate directly affects our consolidated effective tax rate. The reduction in our tax contingency reserve for the closing of the statute on our 2002 tax year was responsible for decreasing the third quarter’s 2006 effective tax rate by approximately 4%. The third quarter 2005 tax rate of 55.0% is a result of the $3.1 million tax impact of our repatriation of $45 million of foreign earnings from our Canadian operations. The effective tax rate for the nine months ended September 30, 2006 was 37.5% and 45.0% for the same period in 2005.

Liquidity and Capital Resources

The following table highlights certain key cash flows and capital information pertinent to the discussion that follows:

	Nine Months Ended
	September 30, 2006	September 30, 2005
	(in thousands)
Cash provided by operating activities	$38,536	$50,650
Capital expenditures	7,352	7,631
Net cash used in investing activities	7,329	7,616
Purchase of common stock	99,274	1,193
Net borrowings (repayment) of debt	61,893	(59,098)
Payment of dividend	14,997	7,665
Net proceeds from issuance of stock	20,496	29,524
Net cash used for financing activities	24,333	38,432

Historically, we have carried significant amounts of debt, and cash generated by operating activities has been used to fund working capital, capital expenditures and scheduled payments of principal and interest under our debt. Our capital expenditures are typically for new product tooling and manufacturing equipment. These capital expenditures support new products and continuous improvements in our manufacturing processes. Beginning during the second quarter of 2006, we implemented our $50.0 million stock repurchase program and have also used cash generated by operating activities to buy back shares.

In addition, on August 8, 2006, we purchased 3,900,000 shares of common stock from Warburg, Pincus Ventures, L.P. in a private non-underwritten transaction at a price of $16.9095 per share. In connection with this purchase, we increased our revolving credit facility by $12 million and increased our term loan facility by $38 million, pursuant to an accordion feature in our credit facility. We then borrowed approximately $66 million to finance the above referenced purchase of shares from Warburg, Pincus Ventures, L.P.

The stock purchase from Warburg, Pincus Ventures, L.P. was not part of the Company’s $50 million stock repurchase program and did not count towards the $50.0 million limit under that repurchase program. As of September 30, 2006, we purchased approximately $13.3 million in Knoll common stock under the $50 million stock repurchase program. The stock purchase from Warburg, Pincus Ventures, L.P. was also not part of our stock repurchase plan that uses the proceeds of stock option exercises to repurchase outstanding shares. For the nine months ended September 30, 2006, we purchased 1,012,503 shares for approximately $20.0 million under the options proceeds program.

Operating cash flows were $38.5 million and $50.7 million during the nine-month period ended September 30, 2006 and 2005, respectively. The decrease in cash from operating activities is the direct result of increased spending to fund our working capital as a result of higher sales volumes. In addition, with implementation of FAS 123 (R), the tax benefit from stock options is now included in financing activities as a cash inflow rather than in operating activities as it was in 2005.

For the nine month period ended September 30, 2006, we used available cash, including the $38.5 million of net cash from operating activities, $20.5 million of proceeds from the issuance of common stock, and $61.9 million of net borrowings, to fund $7.4 million in capital expenditures, repurchase $99.3 million of common stock for treasury, fund dividend payments to shareholders totaling $15.0 million, and fund working capital. The 3.9 million shares purchased from Warburg, Pincus Ventures, L.P. is included in the $99.3 million of common stock repurchased for treasury.

Cash used in investing activities was $7.3 million for the nine month period ended September 30, 2006 and $7.6 million for the same period in 2005. Fluctuations in cash used in investing activities are primarily attributable to the levels of capital expenditures. We estimate that our capital expenditures in 2006 will be approximately $13.0 million.

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

Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, principally in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Statements and financial discussion and analysis contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements. These statements discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to us, based on our current beliefs as well as assumptions made by us and information currently available to us. Forward-looking statements generally will be accompanied by words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “forecast”, “intend”, “may”, “possible”, “potential”, “predict”, “project”, or other similar words, phrases or expressions. Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation: the risks described under Part II, Item 1A of this Quarterly Report of Form 10-Q and in Part I, Item 7A of our Annual Report

on Form 10-K for the year ended December 31, 2005; changes in the financial stability of our clients resulting in decreased corporate spending and service sector employment; changes in relationships with clients; the mix of products sold and of clients purchasing our products; changes in raw material prices and availability; the success of new technology initiatives; changes in business strategies and decisions; competition from our competitors; our ability to recruit and retain an experienced management team; restrictions on government spending resulting in fewer sales to government customers (one of our largest customers); our debt restrictions on spending; our ability to protect our patents, copyrights and trademarks; our reliance on furniture dealers to produce sales; lawsuits arising from patents, copyrights and trademark infringements; violations of environment laws and regulations; potential labor disruptions; adequacy of our insurance policies; the availability of future capital; and currency rate fluctuations. The factors identified above are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement. Unpredictable or unknown factors could also have material adverse effects on us. All forward-looking statements included in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by the foregoing cautionary statements. Except as required under the Federal securities laws and rules regulations of the Securities and Exchange Commission, we undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We provided a discussion of our market risk in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2005. During the first nine months of 2006, there was no substantive change in our market risk except for the items noted below. This discussion should be read in conjunction with Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2005.

During the normal course of business, we are routinely subjected to market risk associated with interest rate movements and foreign currency exchange rate movements. Interest rate risk arises from our debt obligations and related interest rate hedge agreements. Foreign currency exchange rate risk arises from our non-U.S. operations and purchases of inventory from foreign suppliers.

We also have risk in our exposure to certain material and transportation costs. Our largest raw material costs are for steel and plastics. Steel is the primary raw material used in the manufacture of our products. The prices of plastic, another significant raw material used in the manufacture of our products, are sensitive to the cost of oil, which has increased significantly in recent history. For the third quarter ended September 30, 2006 material inflation was approximately $4.0 million and transportation inflation was $0.5 million. We continue working to attempt to offset these price changes in raw materials and transportation through our global sourcing initiatives, cost improvements and price increases to our products, as well as a newly implemented transportation surcharge.

Interest Rate Risk

We have both fixed and variable rate debt obligations that are denominated in U.S. dollars. Changes in interest rates have different impacts on the fixed and variable-rate portions of the debt. A change in interest rates impacts the interest incurred and cash paid on the variable-rate debt but does not impact the interest incurred or cash paid on the fixed rate debt. The weighted average rate for the third quarter of 2006 was 5.4%. The weighted average rate for the same period of 2005 was 4.9%.

We use interest rate hedge agreements for other than trading purposes in order to manage our exposure to fluctuations in interest rates on our variable-rate debt. Such agreements effectively convert $200.0 million of our variable-rate debt to a fixed-rate basis, utilizing the three-month London Interbank Offered Rate, or LIBOR, as a floating rate reference. Fluctuations in LIBOR affect both our net financial instrument position and the amount of cash to be paid or received by us, if any, under these agreements.

Foreign Currency Exchange Rate Risk

We manufacture our products in the United States, Canada and Italy, and sell our products primarily in those markets as well as in other European countries. Our foreign sales and certain expenses are transacted in foreign currencies. Our production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. Additionally, as we report currency in the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the Canadian dollar and the Euro. Approximately 10.8% of our revenues for the nine months ended September 30, 2006 and 11.8% in the same period for 2005, and 36.1% of our cost of goods sold for the nine months ended September 30, 2006 and 35.9% in the same period for 2005, were denominated in currencies other than the U.S. dollar. Foreign currency exchange rate fluctuations included in other income resulted in a $0.2 million translation gain for the third quarter of 2006 and a $2.5 million translation loss for the same period of 2005. For the nine months ended September 30, 2006 and 2005, foreign exchange rate fluctuations included in other income resulted in a $0.4 million translation gain and a $2.0 million translation loss, respectively under foreign currency hedging transactions.

From time to time, we enter into foreign currency forward exchange contracts and foreign currency option contracts for other than trading purposes in order to manage our exposure to foreign exchange rates associated with short-term operating receivables of a Canadian subsidiary that are payable by our U.S. operations. The terms of these contracts are generally less than a year. Changes in the fair value of such contracts are reported in earnings in the period the value of the contract changes. As of September 30, 2006, the Company had no outstanding foreign currency contracts. In July, the Company entered into a one-month short-term forward contract, having a valuation date as of the end of the month. The contract settled on August 1, 2006. During the third quarter and nine months ended September 30, 2006, the Company received a net settlement of approximately $112 thousand and $1.2 million, respectively. The net settlements were recorded as a net realized gain.

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

Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.	RISK FACTORS

During the first three quarters of 2006, there were no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, except the following:

During the third quarter of 2006, Warburg Pincus Ventures, L.P. significantly reduced its ownership of us through a combination of (i) a secondary offering, (ii) a private sale to us of 3.9 million shares, and (iii) private distribution of shares. As of September 30, 2006, Warburg Pincus owned approximately 1.3% of our outstanding common stock. Warburg Pincus continues to have representation on our board of directors, but that representation was decreased in September 2006 from four members to three members. We currently have ten members on our board of directors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS

Repurchases of Equity Securities

The following is a summary of share repurchase activity during the three months ended September 30, 2006.

On August 17, 2005, our board of directors approved a stock repurchase program (the “Options Proceeds Program”), whereby it authorized us to purchase shares of our common stock in the open market using the cash proceeds received by us upon exercise of outstanding options to purchase shares of our common stock.

On February 2, 2006, our board of directors approved an additional stock repurchase program, pursuant to which we are authorized to purchase up to $50.0 million of our common stock in the open market, through privately negotiated transactions, or otherwise.

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

The Option Proceeds Program and our $50 million stock repurchase program were suspended on July 28, 2006 in connection with our August 2006 secondary stock offering. We reinstated both of these programs on September 19, 2006.

On August 8, 2006, the Company purchased 3,900,000 shares from Warburg, Pincus Ventures, L.P. for an aggregate amount of approximately $66 million in a privately negotiated transaction.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of publicly Announced Plans or Programs (2)		Maximum Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (2)
July 1, 2006 – July 31, 2006	281,359	17.85	280,359	(3)	$36,720,679
August 1, 2006 – August 31, 2006	3,900,600	16.91	3,900,000	(4)	36,720,679
September 1, 2006 – September 30, 2006	95,653	18.44	95,153	(5)	36,720,679

Total	4,277,612		4,275,512

(1)	2,100 of these shares were purchased under our 401(k) retirement savings plan.

(2)	There is no limit on the number or value of shares that may be purchased by us under the Options Proceeds Program. Under our $50.0 million stock repurchase program we are only authorized to spend an aggregate of $50.0 million on stock repurchases. There is no scheduled expiration date for the Option Proceeds Program or the $50.0 million stock repurchase program, but our board of directors may terminate either program in the future.

(3)	359 of these shares were purchased under the Option Proceeds Program approved by our board of directors on August 17, 2005 and 280,000 of these shares were purchased under our $50.0 million stock repurchase program approved by our board of directors on February 2, 2006. Our Options Proceeds Program was publicly announced on August 15, 2005 and our $50.0 million stock repurchase program was publicly announce on February 3, 2006.

(4)	These shares were purchased from Warburg, Pincus Ventures, L.P. on August 8, 2006. We issued a press release on August 2, 2006 announcing our agreement to purchase these share.

(5)	These shares were purchased under the Options Proceeds Program.

ITEM 6.	EXHIBITS

Exhibit Number	Description
10.1	Agreement between Knoll, Inc. Grand Rapids and United Brotherhood of Carpenters and Joiners of America Carpenters Industrial Council Loca 1615, dated August 27, 2006 (incorporated by reference to Knoll, Inc.’s Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on August 28, 2006).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOLL, INC. (Registrant)

Date: November 9, 2006

By:	/s/ Andrew B. Cogan
Andrew B. Cogan
Chief Executive Officer

Date: November 9, 2006

By:	/s/ Barry L. McCabe
Barry L. McCabe
Senior Vice President and Chief Financial Officer