Form 10-K
period 2006-12-31
KNOLL INC
filed 2007-03-16
CIK 1011570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if the issuer is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act.)    Yes  ☒    No  ☐

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

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $645,425,000 based on the closing sale price as reported on the New York Stock Exchange.

As of March 9, 2007, there were 49,476,751 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this report on Form 10-K to the extent stated therein.

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

Since our founding in 1938, we have been recognized worldwide as a design leader within our industry. Our products are exhibited in major art museums worldwide, including more than 40 pieces in the permanent Design Collection of The Museum of Modern Art in New York. This design legacy continues to flourish today and is embodied in award winning products, including the innovative LIFE™ chair and AutoStrada® office furniture system. Our design excellence is complemented by a management philosophy that fosters a strong collaborative culture, client-driven processes and a lean, agile operating structure. Our employees are performance-driven and motivated by a variable incentive compensation system and broad-based equity ownership in the company. Together, these core attributes have enabled us to achieve strong financial performance and have positioned us for profitable growth.

Our management evaluates the company as one reporting segment in the office furniture industry. For further information on segment reporting, see note 16 in the accompanying financial statements.

Products

We offer a comprehensive and expanding portfolio of high quality office furniture, textiles and leather across five product categories: (i) office systems, which are typically modular and moveable workspaces with functionally integrated panels, work surfaces, desk components, pedestal and other storage units, power and data systems and lighting; (ii) specialty products, including high image side chairs, sofas, desks and tables for the office and home, textiles, accessories and leathers and related products; (iii) seating; (iv) files and storage; and (v) desks, casegoods and tables. Historically, we have derived most of our revenues from office systems, work surfaces, storage and lighting, and from specialty products, including our KnollStudio® collection of signature design classics furnishings, KnollTextiles™, Spinneybeck® leather and KnollExtra® accessories. However, in recent years, we have significantly expanded our product offerings in seating, files and storage, desks and casegoods and tables. Our products and knowledgeable sales force have generated strong brand recognition and loyalty among architects, designers and corporate facility managers, all of whom are key decision makers in the office furniture purchasing process. Our clients are typically Fortune 1000 companies, governmental agencies and other medium to large sized organizations in a variety of industries. We have an over $7 billion installed base of office systems, which provides a strong platform for recurring and add-on sales of products across all our categories.

Major product categories and lines include:

Systems Furniture

We believe that office systems purchases are divided primarily between (i) architect and designer-oriented products and (ii) entry-level products with technology, ergonomic and functional support. Our office systems furniture reflects the breadth of these sectors with a variety of planning models and a corresponding depth of product features. Our systems furniture can define or adapt to virtually any office environment from collaborative spaces for team interaction to private executive offices.

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

Office systems furniture accounted for approximately 56.5% of sales in 2006, 56.8% of sales in 2005 and 57.0% of sales in 2004.

Our systems furniture product lines include the following panel and desk-based planning models:

AutoStrada®

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

Morrison™

Our Morrison furniture system, which meets essential power and data requirements for panel and desk-based planning and private offices, offers one of the broadest ranges of systems performance in the industry. Morrison 120-degree panel-based planning extends the Morrison legacy of systems planning flexibility through a definitive vocabulary of universal systems components. Morrison has been upgraded continually with interchangeable enhancements from its Morrison Network, Morrison Access and Morrison Options lines. In addition, Morrison integrates with Currents to provide advanced wire management capabilities, as well as with our Calibre and Series 2 desks, pedestals, lateral files, overhead storage cabinets and architectural towers to provide compatible, cost-effective panel and desk-based solutions.

Equity®

The distinguishing feature of our Equity product is its unique centerline modularity, which maximizes the efficient use of space for high-density workplaces with a minimal inventory of parts. Equity incorporates power and data capabilities, including desktop features, and integrates with Currents, which is described above, to provide advanced wire management capabilities. Equity components also create modular freestanding desks, and Equity 120-degree planning enables clients to create sleek, hexagonal configurations that are well suited for call and data centers. For both 90- and 120-degree Equity planning, a variety of components accommodate clients’ needs for privacy and storage: add-on screens, bi-fold doors and side-door components. Add-on screens are available in perforated steel, polycarbonate, Plexiglas® and Imago™ to accommodate various aesthetic and budgetary requirements. Equity continues to be a leader the industry in terms of sustainable design.

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

Our seating product lines are designed and engineered for clients in businesses of all sizes who seek distinctive, comfortable, high performance executive, task, conference and visitor chairs. The LIFE™, RPM®, Sapper, Bulldog®, SOHO™, Visor™, Chadwick™, and Essentials™product lines offer a range of ergonomic features at various price levels.

In January 2006, we introduced our Essentials™ chair collection designed by Jeffrey Bernett, and in 2005 we introduced the Chadwick™ product line designed by Don Chadwick. Both of these work chair offerings target the middle-market and entry price segment.

Seating accounted for approximately 10.7% of sales in 2006, 10.4% of sales in 2005 and 9.8% of sales in 2004.

Our principal seating lines are:

LIFE™. LIFE, introduced in 2002, has become an industry benchmark for ergonomic and sustainable design. Recognized for its overall lightness and agility, LIFE features intuitive adjustments that bring comfort and effortless control to a new performance level with an extensive range of supportive sitting options and responsive lumbar support.

RPM. RPM, recognized for outstanding comfort, extraordinary performance and exceptional value, is offered with distinctive fabrics that reflect its stylish design. Engineered for durability, RPM delivers comfort and support, especially for 24-hour work environments.

Chadwick™. Chadwick, introduced in 2005, is an innovative hybrid seating design that accommodates the changing needs of today’s workplace and home office.

Essentials™. Essentials, introduced in January 2006, is a traditional, tailored, practical work chair designed to offer the ergonomic comfort and traditional appeal of fully upholstered task chair at an incredible value. Essentials Work Chairs, with two models, Pro™ and Tech™, are a comprehensive range of three task and two side chairs suitable to any office style from the traditional to the progressive.

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

Files and storage accounted for approximately 8.3% of sales in 2006, 7.3% of sales in 2005 and 7.3% of sales in 2004.

Desks, Casegoods, and Tables

We offer collections of adjustable tables as well as meeting, conference, training, dining, and café tables for large scale projects and stand-alone desks and table desks. These items are also sold as stand-alone products through Knoll dealers to businesses with smaller requirements.

Our Interaction™ and Upstart™ product lines include adjustable, work, meeting, conference and training tables. These product lines range from independent tables to tables suitable for workstations that support individual preferences for computer and writing heights to plannable desks that can be linked together to build and reshape larger work areas. Additionally, Interaction tables are designed to be compatible with Dividends, Equity, Morrison and Reff office systems.

Our principal desk product lines, detailed to meet the needs of the contemporary office, offer traditional wood casegoods construction synonymous with the Knoll standard of quality. These desk product lines include: Magnusson® and Reff®, both designed especially to serve the day-to-day wood casegoods requirements of Knoll dealers.

Desks, Casegoods, and Tables accounted for approximately 0.5% of sales in 2006, 0.9% of sales in 2005 and 1.5% of sales in 2004.

Specialty Products

Our KnollStudio®, KnollTextiles, KnollExtra® and Spinneybeck® businesses serve as a marketing and distribution umbrella for our portfolio of specialty product lines. These businesses, which represented over 16% of our revenue in 2006, are our highest margin product lines and enhance our design and quality reputation.

KnollStudio is a renowned source for classic modern furniture and spirited new designs of unparalleled quality for the workplace, home, hotels, restaurants and government and educational institutions. The KnollStudio portfolio includes a range of lounge seating; side, café and dining chairs; barstools; and conference, dining and occasional tables. KnollStudio has a long history of working with celebrated architects and designers from around the world, including Ludwig Mies van der Rohe, Marcel Breuer, Eero Saarinen, Isamu Noguchi, Warren Platner, Frank Gehry, Maya Lin, Jens Risom and Kazuhide Takahama. In addition, KnollStudio manufactures a collection of original furniture designs by Florence Knoll. In 2006, KnollStudio collaborated with renowned New York-based architectural firm Shelton, Mindel & Associates to produce a range of elegant lounge seating, an innovative wood side chair and a series of low tables.

In the fourth quarter of 2004, KnollStudio established Knoll Space as a formalized sales program for the retail market, making it easier for consumers to bring the best of Knoll furnishings into their home and home office. The program consists of independent specialty retailers and e-tailers nationwide that sell our iconic modern classics and selected contemporary designs as well as selected products with crossover home office appeal. Through this program we sell our KnollStudio and selected other products through approximately 50 retailers, with an aggregate of over 100 locations.

KnollTextiles, established in 1947 to create high-quality textiles for Knoll furniture, offers upholstery, panel fabrics, wall coverings and drapery that harmonize color, pattern and texture. KnollTextiles offers products for corporate, hospitality, healthcare and residential interiors. KnollTextiles products are used in the manufacture of Knoll furniture and are sold to clients for use in other manufacturers’ products. Extending KnollTextiles’ heritage of product innovation from classic upholstery to ecologically oriented panel fabrics; we introduced Imago in 2000, a product that defined an entirely new category of hard surface materials. Designers who collaborate with us on KnollTextiles include Suzanne Tick and 2x4. In January 2006, KnollTextiles partnered with Toray to be the exclusive contract distributor for Ultrasuede® fabrics in the United States, for corporate, hospitality, and healthcare applications. Ultrasuede has been used in the fashion and automotive industries for three decades due to its unique combination of luxury and performance. This partnership reflects are commitment to classic luxury and quality. Also in 2006, Knoll Textiles received two Best of NeoCon® awards, one for KnollTextiles design director Dorothy Cosonas’s Spring 2006 Collection in the Upholstery category, and one for Suzanne Tick’s Hard Rock and Palladium in the Panel Fabric category.

KnollExtra offers accessories that complement Knoll office furniture products, including technology support accessories, desktop organizational tools, lighting and storage. KnollExtra integrates technology comfortably into the workplace, meeting the increased demand for flat panel monitor supports, central processing unit holders as cable management with such products as Zorro, Wishbone™ and Rotation, which deliver adjustability and space savings. In 2005, our portable, aluminum, ergonomic support for laptop computers Lapjack won a gold 2005 Best of NeoCon® award. In addition we received the silver and gold 2005 Best of NeoCon® awards for the Copeland Light™ and the Halley™ Light.

Spinneybeck Enterprises, Inc. (“Spinneybeck”), our wholly owned subsidiary, offers leathers and related products, including leather rugs and wall panels. Spinneybeck supplies high-quality upholstery leather for use on Knoll furniture and for sale directly to clients, including other office furniture manufacturers, upholsterers, aviation, custom coach and boating manufacturers.

Specialty products accounted for approximately 16.2% of sales in 2006, 16.6% of sales in 2005 and 16.5% of sales in 2004.

European Products

Knoll Europe has a product offering that allows clients to purchase a complete office environment from a single source. In addition, we offer certain products designed specifically for the European market. In 2006 we introduced the new wa desking system. Wa reinvents desks and storage through its design and construction in a linear and well proportioned modern vernacular. Our presence in the European market provides strategic positioning with clients that have international offices where they would like to maintain their Knoll facility standard. In addition to working with North American clients’ international offices, we also have a local European client base.

In Europe, the core product categories include: (i) desk systems, including the new wa desking system the KnollScope, and the PL1 system; (ii) KnollStudio; (iii) seating, including a comprehensive range of chairs; and (iv) storage units, which are designed to complement Knoll desk products.

Knoll Europe accounted for approximately 7.8% of sales in 2006 and in 2005 and 7.7% of sales in 2004.

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

Our product development process uses a product commercialization process to ensure quality and repeatability of the development process. This helps to reduce product development cycle time and improves the quality of output. We use Pro/ENGINEER® design tools and rapid prototyping technology to reduce product design and development lead times and improve responsiveness to special requests for customized solutions. Working very closely with the designers during this phase of design and development helps to ensure the most viable products that balance innovative, modern design with practical, functional style. Cross-functional teams are formed for all major development efforts with dedicated leaders to facilitate a seamless flow into manufacture and accountability on cost and schedule. Additionally, throughout the development process, materials that are used are evaluated with a focus on incorporating recycled and recyclable materials into the products.

Research and development expenses, which are expensed as incurred, were $12.7 million for 2006, $10.8 million for 2005, and $12.8 million for 2004.

Sales and Distribution

Our clients are typically Fortune 1000 companies, governmental agencies and other medium to large sized organizations in a variety of industries including education, healthcare and hospitality. Our direct sales force and independent dealers in North America work in close partnership with clients and design professionals to specify distinctive work environments. Our direct sales representatives, in conjunction with the independent dealers, sell to and call directly on key clients. Our independent dealers also call on many other medium and small sized clients to provide seamless sales support and client service.

Our products and knowledgeable sales force have generated strong brand recognition and loyalty among architects, designers and corporate facility managers, all of whom are key decision makers in the office furniture purchasing process. Our strong relationships with architects and design professionals help us stay abreast of key workplace trends and position us to better meet the changing needs of clients. For example, we have invested in training all of our architect and designer specialists as Leadership in Energy and Environmental Design (“LEED®”) accredited professionals to help clients better address environmental issues that arise in the design of the workplace. We have over $7 billion installed base of office systems, which provides a strong platform for recurring and add-on sales.

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

In addition to coordinating sales efforts with the sales representatives, the dealers generally handle project management, installation and maintenance for client accounts after the initial product selection and sale. Although many of these dealerships also carry products of other manufacturers, they have agreed not to act as dealers for our principal direct competitors. We have not experienced significant dealer turnover. Our dealers’ substantial commitment to understanding our product lines, and their strong relationships with us, serve to discourage dealers from changing vendor affiliations. We are not dependent on any one dealer, the largest of which accounted for less than 8.2%, 7.2% and 5.2% of our North American sales in 2006, 2005 and 2004, respectively.

We provide product training for our sales force and dealer sales representatives, who make sales calls primarily to small to medium sized businesses. As part of our commitment to building relationships with our dealer sales representatives, we introduced the Knoll Essentials program in January 2004. Knoll Essentials is a catalog program developed in response to dealer requests for a consolidated, user-friendly selling tool for day-to-day systems, seating, storage and accessory products. The Knoll Essentials program includes dealer incentives to sell our products. In 2006, the Knoll Essentials program increased dealer generated sales by $19.0 million as compared to 2005. We also employ a dedicated team of dealer sales representatives to work with our dealerships.

No single client represented more than 2.6% of our North American sales during 2006. However, a number of U.S. government agencies purchase products through multiple contracts with the General Services Administration, or GSA. Sales to U.S. government entities under the GSA contracts aggregated approximately 12.6% of our consolidated sales in 2006, with no single U.S. government order accounting for more than 2% of consolidated sales. The U.S. government typically can terminate or modify any of its contracts with us either for its convenience or if we default by failing to perform under the terms of the applicable contract.

In Europe, we sell products in largely the same manner as in North America, through a direct sales force and a network of dealers with the majority of sales coming from the United Kingdom, France and Italy, as well as export markets in the Middle East. We also sell products designed and manufactured in North America to the international operations of core clients.

Manufacturing and Operations

We operate manufacturing sites in North America, with plants located in East Greenville, Pennsylvania, Grand Rapids and Muskegon, Michigan, and Toronto, Canada. In addition, we have two plants in Italy: one in Foligno and one in Graffignana. We manufacture and assemble products to specific customer order and operate all facilities under a philosophy of continuous improvement, lean manufacturing and efficient asset utilization. All plants are registered under ISO 9000, an internationally developed set of quality criteria for manufacturing companies. Additionally, the North American plants are ISO 14001 certified, which reflects our commitment to environmentally responsible practices.

In 2006, our East Greenville location received a “Star” rating under the Occupational Safety and Health Administration’s (OSHA) Voluntary Protection Program (VPP). A Star rating is the highest a company can obtain in OSHA’s premier partnership program and to achieve this rating our East Greenville site had to demonstrate a comprehensive safety and health process with strong management leadership, include all employees as active participants and ensure an injury rate substantially below the average for the industry. The Star rating allows us to join an elite and exclusive group of less than 1,400 companies nationwide that have demonstrated the dedication and commitment to safety.

The root of our continuous improvement efforts lies in the philosophy of lean manufacturing that drives operations. As part of this philosophy, we partner with suppliers who can supply our facilities efficiently, often with just-in-time deliveries, thus allowing us to reduce our raw materials inventory. We also utilize “Kaizen” work groups in the plants to develop best practices to minimize scrap, time and material waste at all stages of the manufacturing process. The involvement of employees at all levels ensures an organizational commitment to lean and efficient manufacturing operations.

In 2006, we encountered capacity restraints as the industry continued its recovery and we worked to meet the increased demand for our product. To respond to this issue, we added additional shifts and invested in new equipment. These steps allowed us to increase capacity without entering into new facilities or enlarging our existing facilities. In addition, the increased demands presented challenges in receiving our inbound materials and shipping orders to customers on time. To correct this issue we incurred additional costs to expedite the shipments in and out of our facilities. By the end of the year, these challenges had been addressed and are, we believe, behind us. But we continue to implement new programs and procedures which will improve operations from order entry through shipment, resulting in more efficient workflows, reduced lead times and enhanced client service. We continue to focus on process cycle time, percentage of orders shipped complete and on-time, order correctness and other key measures aimed at driving service improvements.

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

Raw Materials and Suppliers

The purchasing function in North America is centralized at the East Greenville facility. This centralization, and the close relationships with our primary suppliers, has enhanced our ability to realize purchasing economies of scale and implement “just-in-time” inventory practices. Steel, lumber, paper, paint, plastics, laminates, particleboard, veneers, glass, fabrics, leathers and upholstery filling material are used in the manufacturing process. Both domestic and overseas suppliers of these materials are selected based upon a variety of factors, with the price and quality of the materials and the supplier’s ability to meet delivery requirements being primary factors in such selection. We do not generally enter into any long-term supply contracts and, as a result, we are vulnerable to fluctuations in the prices for these materials. Our material costs increased by approximately $12.8 million during 2006 due to increasing market prices. In 2006, inflation impacted transportation costs by $1.9 million. The existing and ongoing global sourcing initiative and continuous improvement program, implemented list price increases and selected additional list price increases are anticipated to offset most of these further increased material costs; however the additional impact of transportation inflation will make it more difficult for us to offset all of these costs. No supplier is the only available source for a particular component or raw material. However, because of the specialization involved with some of our components, it can take a significant amount of time and effort to move to an alternate source.

Competition

The office furniture market is highly competitive. Office furniture companies compete on the basis of (i) product design, including performance, ergonomic and aesthetic features, (ii) product quality and durability, (iii) relationships with clients, architects and designers, (iv) strength of dealer and distributor network, (v) on-time delivery and service performance, (vi) commitment to environmental standards by offering products that help clients achieve LEED® certified facilities and minimize environment impact and (vii) price. We estimate that we had an 8.3% market share in the U.S. office furniture market in 2006.

Some of our competitors, especially those in North America, are large and have significantly greater financial, marketing, manufacturing and technical resources than we have. Our most significant competitors in primary markets are Herman Miller, Inc., Steelcase, Inc., Haworth, Inc. and, to a lesser extent, Allsteel, Inc., an operating unit of HNI Corporation and Teknion Corporation. These competitors have a substantial volume of furniture installed at businesses throughout North America, providing a continual source of demand for further products and enhancements. Moreover, the products of these competitors have strong acceptance in the marketplace. Although we believe that we have been able to compete successfully in the markets to date, there can be no assurance that we will be able to continue to do so in the future.

Patents and Trademarks

We consider securing and protecting our intellectual property rights to be important to the business. We own approximately 82 active U.S. utility patents on various components used in our products and systems and approximately 107 active U.S. design patents. We also own approximately 190 patents in various foreign countries. The scope and duration of our patent protection varies throughout the world by jurisdiction and by individual product. In particular, patents for individual products extend for varying periods of time according to the date a patent application is filed, the date a patent is granted and the term of patent protection available in the jurisdiction granting the patent (generally twenty years from the date of filing in the U.S, for example). We believe that the duration of the applicable patents we are granted is adequate relative to the expected lives of our products. We own approximately 46 trademark registrations in the U.S., including registrations to the following trademarks, as well as related stylized depictions of the Knoll word mark: Knoll®, KnollStudio®, KnollExtra®, Good Design Is Good Business®, A3®, Autostrada®, Bulldog®, Calibre®, Currents®, Dividends®, Equity®, Parachute®, Propeller®, Reff®, RPM®, Spinneybeck®, Upstart®, Visor®. We also own approximately 143 trademarks registered in foreign countries including the LIFE™ trademark which was purchased in December 2006. The scope and duration of our trademark protection varies throughout the world, with some countries protecting trademarks only as long as the mark is used, and others requiring registration of the mark and the payment of registration (generally ten years from the date of filing in the U.S., for example). In order to protect the indefinite duration, we makes filings to continue registration of our trademarks.

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

Backlog

Our sales backlog was $167.7 million at December 31, 2006, $147.3 million at December 31, 2005 and $122.5 million at December 31, 2004. We manufacture substantially all of our products to order and expect to fill substantially all outstanding unfilled orders within the next twelve months. As such, backlog is not a significant factor used to predict our long-term business prospects.

Foreign and Domestic Operations

Our principal manufacturing operations and markets are in North America, and we also have manufacturing operations and markets in Europe. Our sales to clients and net property, plant and equipment are summarized by geographic areas below. Sales to clients are attributed to the geographic areas based on the point of sale.

	United States	Canada	Europe	Consolidated
	(in thousands)
2006
Sales to clients	$870,713	$33,216	$78,223	$982,152
Property, plant and equipment, net	88,105	35,513	14,111	137,729
2005
Sales to clients	$715,453	$29,490	$63,017	$807,960
Property, plant and equipment, net	95,074	35,070	12,022	142,166
2004
Sales to clients	$633,787	$18,192	$54,411	$706,390
Property, plant and equipment, net	103,225	33,722	14,045	150,992

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

We have been identified as a potentially responsible party pursuant to the Comprehensive Environmental Response Compensation and Liability Act, or “CERCLA”, for remediation costs associated with waste disposal sites previously used by us. CERCLA can impose liability for costs to investigate and remediate contamination without regard to fault or the legality of disposal and, under certain circumstances, liability may be joint and several resulting in one responsible party being held responsible for the entire obligation. Liability may also include damages for harm to natural resources. The remediation costs and our allocated share at some of these CERCLA sites are unknown. We may also be subject to claims for personal injury or contribution relating to CERCLA sites. We would reserve amounts for such matters when expenditures are probable and reasonably estimable.

Employees

As of December 31, 2006, we employed a total of 4,224 people, consisting of 2,930 hourly and 1,294 salaried employees. The Grand Rapids, Michigan plant is the only unionized plant within the U.S and has an agreement with the Carpenters Union, Local 1615, of the United Brotherhood of Carpenters and Joiners of America, Affiliate of the Carpenters Industrial Council (the Union), covering approximately 418 hourly employees. The previous collective bargaining agreement was effective through August 27, 2006. On August 25,

2006, we entered into a new five-year collective bargaining agreement with the Union covering bargaining unit members at the Grand Rapids, Michigan facility. The new collective bargaining agreement was ratified on August 25, 2006 and became binding at that time. The collective bargaining agreement sets forth the terms and conditions of employment for bargaining unit members working at our Grand Rapids, Michigan facility and became effective on August 27, 2006, upon expiration of the previous agreement. The Collective Bargaining Agreement continues until August 27, 2011. From time to time, there have been unsuccessful efforts to unionize at our North American locations. We believe that relations with our employees throughout North America are good. Nonetheless, it is possible that our employees may continue attempts to unionize. Certain workers in the facilities in Italy are also represented by unions. We have experienced brief work stoppages from time to time at our plants in Italy, none of which have exceeded eight hours. Work stoppages are relatively common occurrences at many Italian manufacturing plants and are usually related to national or local issues. We had 4 such work stoppages in 2006, with an average duration of 5.2 hours. None of these work stoppages were unique to us, and these work stoppages have not materially affected our performance.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are made available free of charge through the “Investors Relations” section of our website at www.knoll.com, as soon as practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

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

The success of our operations is highly dependent upon our ability to attract and retain qualified employees and upon the ability of our senior management and other key employees to implement our business strategy. We believe there are only a limited number of qualified executives in the industry in which we compete. We rely substantially upon the services of Andrew B. Cogan, our Chief Executive Officer, and Kathleen G. Bradley, our President and Chief Executive Officer, Knoll, North America. The loss of the services of either of these individuals or other key members of our management team could seriously harm our efforts to successfully implement our business strategy.

While we currently maintain key person life insurance policies with respect to Mr. Cogan and Ms. Bradley, this insurance may not be sufficient to compensate us for any harm to our business resulting from loss of their services. The inability to attract and retain other talented personnel could also affect our ability to successfully implement our business strategy.

We are dependent on the pricing and availability of raw materials and components, and price increases and unavailability of raw materials and components could lower sales, increase our cost of goods sold and reduce our profits and margins.

We require substantial amounts of raw materials, which we purchase from outside sources. Steel, plastics and wood related materials are the main raw materials used in the manufacture of our products. The prices and availability of raw materials are subject to change or curtailment due to, among other things, the supply of, and demand for, such raw materials, changes in laws or regulations, including duties and tariffs, suppliers’ allocations to other purchasers, interruptions in production by raw materials or component parts suppliers, changes in currency exchange rates and worldwide price levels.

The price of steel and plastics, the latter of which is sensitive to the cost of oil, has significantly increased in recent years. To date, we have been successful in largely offsetting these recent price increases in raw materials through our global sourcing initiatives, primarily from China, Taiwan, Italy and Germany, through our continuous improvement programs and through price increases to our products. However, if the prices of these raw materials continue to increase, we may be unable to continue to offset any further increased costs and our profit margins could be negatively affected.

In addition, contracts with most of our suppliers are short-term contracts. These suppliers may not continue to provide raw materials and components to us at attractive prices or at all, and we may not be able to obtain the raw material we need in the future from these or other providers on the scale and within the time frames we require. Moreover, we do not carry significant inventories of raw materials, components or finished goods that could mitigate an interruption or delay in the availability of raw materials and components. Any failure to obtain raw materials and components on a timely basis, or any significant delays or interruptions in the supply of raw materials, could prevent us from being able to manufacture products ordered by our clients in a timely fashion, which could have a negative impact on our reputation and our dealership network, and could cause our sales to decline.

We are affected by the cost of energy and increases in energy prices could reduce our margins and profits.

The profitability of our operations is sensitive to the cost of energy through our transportation costs, the cost of petroleum-based materials, like plastics, and the cost of operating our manufacturing facilities. Energy costs have increased in the recent years due to changes in global supply and demand. Although we have been successful in countering these recent energy price increases, primarily through our global sourcing initiatives and continuous improvement programs, we may not be able to continue to offset such costs at current price levels, or if these prices continue to increase. If the price of petroleum-based products, the cost of operating our manufacturing facilities or our transportation costs continue to increase, it could have a negative impact on our gross margins and profitability.

We rely upon independent furniture dealers, and a loss of a significant number of dealers could affect our business, financial condition and results of operations.

We rely on a network of independent dealers for the joint marketing of our products to small and mid-sized accounts, and to assist us in the marketing of our products to large accounts. We also rely upon these dealers to provide a variety of important specification, installation and after-market services to our clients. Our dealers operate, generally, under one-year, non-exclusive agreements. There is nothing to prevent our dealers from terminating their relationships with us. In addition, individual dealers may not continue to be viable and profitable. If dealers go out of business or are restructured, we may suffer losses because they may not be able to pay us for furniture previously delivered to them. The loss of a dealer relationship could also negatively affect our ability to maintain market share in the affected geographic market and to compete for and service clients in that market until a new dealer relationship is established. The loss or termination of a significant number of dealer relationships could cause significant difficulties for us in marketing and distributing our products, resulting in a decline in our sales.

One of our largest clients currently is the U.S. government, a relationship, which is subject to uncertain future funding levels and federal procurement laws and requires restrictive contract terms; any of these factors could curtail current or future business.

For the year ended December 31, 2006, we derived approximately 12.6% of our revenue from sales to various agencies and departments within the U.S. government. Our ability to compete successfully for and retain business with the U.S. government is highly dependent on cost-effective performance. Until recently, federal procurement laws required government agencies to purchase furniture products from Federal Prison Industries, Incorporated. If these or similar laws would be re-instituted, it would make it more difficult for us to sell our furniture to agencies and departments of the U.S. government. Our government business is also sensitive to changes in national and international priorities and U.S. government budgets.

The U.S. government typically can terminate or modify any of its contracts with us either for its convenience or if we default by failing to perform under the terms of the applicable contract. A termination arising out of our default could expose us to liability and impede our ability to compete in the future for contracts and orders. Furthermore, if we were found to have committed fraud or certain criminal offenses, we could be suspended or debarred from all further government contracting.

We operate with leverage, and a significant amount of cash will be required to service our indebtedness. Restrictions imposed by the terms of our indebtedness may limit our operating and financial flexibility.

As of December 31, 2006, we had total consolidated outstanding debt of approximately $350.3 million, which consisted of $254.7 million under our term loan facility, $95.0 million under our revolving credit facility and $0.6 million under local credit facilities maintained by our foreign subsidiaries. We also had $3.9 million outstanding commitments under letters of credit.

The terms of our credit facility permitted us to expand our revolving credit facility by an additional $12.0 million and our term loan facility by an additional $100.0 million, subject to certain limitations and satisfaction of certain conditions, including compliance with certain financial covenants.

As of December 31, 2006, the total remaining credit available to us under our credit facility and those of our foreign subsidiaries was $121.7 million. If we were to borrow the maximum available to us under our credit facility and those of our foreign subsidiaries, we would have total consolidated outstanding debt of approximately $472.0 million. The high level of our indebtedness could have important consequences to holders of our common stock, given that:

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

Our credit facility prevents us from incurring any additional indebtedness other than (i) borrowings under our existing credit facility; (ii) certain types of indebtedness that may be incurred subject to aggregate dollar limitations identified in the credit facility, including, without limitation, purchase money indebtedness and capital lease obligations not to exceed $30.0 million in the aggregate and unsecured indebtedness not to exceed $50.0 million in the aggregate, and (iii) other types of indebtedness that are not limited to specific dollar limitations, such as indebtedness incurred in the ordinary course of business and unsecured, subordinated indebtedness. The aggregate amount of indebtedness that we may incur pursuant to these exceptions is further limited by the financial covenants in our credit facility and, therefore, will depend on our future results of operations and cannot be determined at this time. Furthermore, although we may incur unlimited amounts of certain types of indebtedness, subject to compliance with these financial covenants, the amount of indebtedness that we may actually be able to incur will depend on the terms on which such types of debt financing are available to us, if available at all.

As a result of the foregoing, we may be prevented from engaging in transactions that might further our growth strategy or otherwise be considered beneficial to us. A breach of any of the covenants in our credit facility could result in a default thereunder. If payments to the lenders under our credit facility were to be accelerated, our assets could be insufficient to repay in full the indebtedness under our credit facility and our other liabilities. Any such acceleration could also result in a foreclosure on all or substantially all of our subsidiaries’ assets, which would have a negative impact on the value of our common stock and jeopardize our ability to continue as a going concern.

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

In the past, certain of our products have been copied and sold by others. We try to enforce our intellectual property rights, but we have to make choices about where and how we pursue enforcement and where we seek and maintain patent protection. In many cases, the cost of enforcing our rights is substantial, and we may determine that the costs of enforcement outweigh the potential benefits. If we are unable to maintain the proprietary nature of our intellectual property with respect to our significant current or proposed products, our competitors may be able to sell copies of our products, which could adversely affect our ability to sell our original products and could also result in competitive pricing pressures, which may negatively affect or profitability.

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

Certain of our employees located in Grand Rapids, Michigan and Italy are represented by unions. The collective bargaining agreement for our Grand Rapids location had an initial term effective through August 27, 2006. On August 25, 2006, we entered into a new five-year collective bargaining agreement with the Union covering bargaining unit members at the Grand Rapids, Michigan facility. The new collective bargaining agreement took effect on August 27, 2006. We have also had sporadic, to date unsuccessful, attempts to unionize our other North American manufacturing locations and have experienced a number of brief work stoppages at our facilities in Italy as a result of national and local issues. While we believe that we have good relations with our workforce, we may experience work stoppages or other labor problems in the future, and further unionization efforts may be successful. Any prolonged work stoppage could have an adverse effect on our reputation, our vendor relations and our dealership network. Moreover, because substantially all of our products are manufactured to order, we do not carry finished goods inventory that could mitigate the effects of a prolonged work stoppage.

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

In the future, any foreign currency appreciation relative to the U.S. dollar would increase our expenses that are denominated in that currency. Additionally, as we report currency in the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the Canadian dollar and the Euro. Approximately 11.3% of our revenues in 2006 and 36.7% of our cost of goods sold in 2006 were denominated in currencies other than the U.S. dollar. From time to time we review our foreign currency exposure and evaluate whether we should enter into hedging transactions.

Risks Related to Our Common Stock

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

There has been significant volatility in the market price and trading volume of equity securities, which may be unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations may negatively affect the market price of our common stock. You may not be able to resell your shares at or above the price at which you purchased them due to fluctuations in the market price of our common stock caused by changes in our operating performance or prospects and other factors. Some specific factors that may have a significant effect on our common stock market price include:

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

Item 2. Properties

We operate over 2,837,000 square feet of facilities, including manufacturing plants, warehouses and sales offices. Of these facilities, we own approximately 2,236,000 square feet and lease approximately 601,000 square feet. Our manufacturing plants are located in East Greenville, Pennsylvania, Grand Rapids and Muskegon, Michigan, Toronto, Canada, and Foligno and Graffignana, Italy. The location, square footage, and use of the facilities as of December 31, 2006 are shown below.

Owned Locations	Square Footage		Use
East Greenville, Pennsylvania	547,000	(1)	Corporate Headquarters, Manufacturing, Warehouses, and Administration
Grand Rapids, Michigan	545,000	(1)	Manufacturing and Administration
Muskegon, Michigan	368,000	(1)	Manufacturing and Administration
Toronto, Canada	408,000		Manufacturing, Distribution, Warehouses, and Administration
Foligno, Italy	258,000		Manufacturing, Distribution, Warehouses, and Administration
Graffignana, Italy	110,000		Manufacturing, Distribution, Warehouses, and Administration

Leased Locations	Square Footage		Use
East Greenville, Pennsylvania	142,000	(2)	Warehouses, Distribution
Muskegon, Michigan	105,000		Manufacturing
Toronto, Canada	79,000		Manufacturing
Knoll, Europe	42,000		Administration, Warehouses

(1)	Facilities are encumbered by mortgages securing indebtedness under our senior credit agreement.
(2)	These are three warehouses that have been subleased to a third party logistics provider and serve as our northeast distribution center.

We believe that our plants and other facilities are sufficient for our needs for the foreseeable future.

Item 3. Legal Proceedings

From time to time we are subject to litigation or other legal proceedings arising in the ordinary course of business. Based upon information currently known to us, we believe the outcome of such proceedings will not have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

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

Item 4. Submission of Matters To A Vote of Security Holders

No matters were submitted to a vote of security holders in the fourth quarter of 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters And Issuer Purchases of Equity Securities

Market Information and Dividend Policy

Our common stock has been listed on the New York Stock Exchange (“NYSE”) since December 14, 2004, the date of our initial public offering, under the symbol “KNL.” As of March 9, 2007, there were approximately 42 stockholders of record of our common stock.

The following table sets forth, for the periods indicated, high and low closing sales prices for the common stock as reported by the NYSE.

	High	Low
Fiscal year ended December 31, 2006
First quarter	$21.44	$16.43
Second quarter	$22.43	$18.12
Third quarter	$20.30	$16.90
Fourth quarter	$22.15	$19.34

Fiscal year ended December 31, 2005
First quarter	$17.75	$16.20
Second quarter	$17.47	$16.17
Third quarter	$18.90	$17.14
Fourth quarter	$18.25	$14.95

We declared and paid cash dividends of $0.25 per share and $0.41 per share during the years ended December 31, 2005 and 2006, respectively. Our board of directors currently intends to declare and pay quarterly dividends of $0.11 per share on our common stock. The declaration and payment of dividends is subject to the discretion of our board of directors and depends on various factors, including our net income, financial condition, cash requirements and future prospects and other factors deemed relevant by our board of directors. Our credit facility imposes restrictions on our ability to pay dividends, and thus our ability to pay dividends on our common stock will depend upon, among other things, our level of indebtedness at the time of the proposed dividend and whether we are in default under any of our debt obligations. Our future dividend policy will also depend on the requirements of any future financing agreements to which we may be a party.

Performance Graph

The following line graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the Standard & Poors’ 500 Stock Index and with the cumulative total return on a peer group of companies selected by us for the period commencing on December 14, 2004, the date our shares began trading publicly, and ending on December 31, 2006. Our share price at the beginning of the measurement period is $15.00 per share, the price in our initial public offering. The graph and table assume that $100 was invested on December 14, 2004 in each of Knoll common stock and the stock of our peer group, and on November 30, 2004 in the S&P 500 Index, and that all dividends were reinvested. Cumulative total stockholder returns for Knoll common stock, the S&P 500 Index, and the stock of our peer group are based on Knoll’s fiscal year. Our peer group is made up of two publicly-held manufacturers of office furniture, Herman Miller, Inc. and Steelcase, Inc. The stock performance on the graph below does not necessarily indicate future price performance.

	12/14/04	12/04	12/05	12/06
Knoll, Inc.	100.00	116.67	115.69	151.92
S & P 500	100.00	103.40	108.48	125.62
Peer Group	100.00	109.18	117.06	147.37

Repurchases of Equity Securities

The following is a summary of share repurchase activity during the three months ended December 31, 2006.

On August 17, 2005, our board of directors approved a stock repurchase program (the “Options Proceeds Program”), whereby they authorized us to purchase shares of our common stock in the open market using the cash proceeds received by us upon exercise of outstanding options.

On February 2, 2006, our board of directors approved an additional stock repurchase program, pursuant to which we are authorized to purchase up to $50.0 million of our common stock in the open market, through privately negotiated transactions, or otherwise. .

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of publicly Announced Plans or Programs (2)		Maximum Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (2)
October 1, 2006 - October 31, 2006	69,907	20.36	69,607	(3)	36,720,679
November 1, 2006 - November 30, 2006	266,790	20.23	265,890	(4)	34,821,944
December 1, 2006 - December 31, 2006	79,756	21.31	79,756	(5)	34,821,944

Total	416,453		415,253

(1)	1,200 of these shares were purchased under our 401(k) retirement savings plan.
(2)	There is no limit on the number or value of shares that may be purchased by us under the Options Proceeds Program. Under our $50.0 million stock repurchase program we are only authorized to spend an aggregate of $50.0 million on stock repurchases. There is no scheduled expiration date for the Option Proceeds Program or the $50.0 million stock repurchase program, but our board of directors may terminate either program in the future.
(3)	These shares were purchased under the Option Proceeds Program . Our Options Proceeds Program was publicly announced on August 17, 2005 and our $50.0 million stock repurchase program was publicly announced on February 3, 2006.
(4)	168,590 of these shares were purchased under the Options Proceeds Program and 97,300 of these shares were purchased under our $50.0 million stock repurchase program approved by our board of directors on February 2, 2006.
(5)	These shares were purchased under the Options Proceeds Program.

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Form 10-K. The selected consolidated financial data for the years ended December 31, 2004, 2005 and 2006 and as of December 31, 2005 and 2006 are derived from our audited financial statements included elsewhere in this Form 10-K. The selected consolidated financial data for the years ended December 31, 2002 and 2003 and as of December 31, 2002, 2003 and 2004 are derived from our audited financial statements not included in this Form 10-K (in thousands, except per share data).

	Years Ended December 31,
	2002	2003	2004	2005	2006
	(dollars in thousands, except shares and per share data)
Consolidated Statement of Operations Data:
Sales	$773,263	$697,246	$706,390	$807,960	$982,152
Cost of sales	492,902	460,911	465,379	535,904	663,115

Gross profit	280,361	236,335	241,011	272,056	319,037
Selling, general and administrative expenses	156,314	149,739	169,706	179,217	202,097

Operating income	124,047	86,596	71,305	92,839	116,940
Interest Expense	26,541	20,229	19,452	23,684	23,717
Other income (expense), net	2,933	(2,473)	(5,316)	(5,355)	741

Income before income tax expense	100,439	63,894	46,537	63,800	93,964
Income tax expense	40,667	27,545	19,793	27,891	35,331

Net income	$59,772	$36,349	$26,744	$35,909	$58,633

Per Share Data:
Earnings per share:
Basic	$1.29	$0.78	$0.58	$0.70	$1.18
Diluted	$1.23	$0.75	$0.55	$0.68	$1.14
Cash dividends declared per share:	$—	$—	$1.525	$0.25	$0.41
Weighted average shares outstanding
Basic	46,345,714	46,317,530	46,353,253	51,219,123	49,606,677
Diluted	48,474,648	48,414,374	48,319,483	52,919,388	51,238,088

	As of December 31,
	2002	2003	2004	2005	2006
	(in thousands)
Consolidated Balance Sheet Data:
Working (deficit) capital	$(14,419)	$(28,238)	$67,492	$63,993	$77,170
Total assets	590,351	561,001	574,239	582,546	632,137
Total long-term debt, including current portion	452,042	380,871	392,858	316,038	350,316
Total liabilities	653,474	569,120	595,584	544,830	627,753
Stockholders’ (deficit) equity	(63,123)	(8,119)	(21,345)	37,716	4,384

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations provides an account of our financial performance and financial condition that should be read in conjunction with the accompanying consolidated financial statements.

Overview

The fourth quarter of 2006 ended a very positive year for Knoll. This year we were able to further expand our industry leading margins and deliver very strong double digit growth in sales, operating profit, net income and earnings per share. This is the second consecutive year in which we delivered double digit growth better than the industry. Net sales for the year were $982.2 million, an increase of 21.6% over 2005. Operating income and net income were $116.9 million and $58.6 million, an increase of 26.0% and 63.2%, respectively, over the full year 2005. Earnings per share rose from $0.70 in 2005 to $1.18 in 2006, an increase of 68.6%.

Over the past several years we have been working to increase our share in non-systems categories by cross selling to our office systems clients and securing stand-alone opportunities for the sales of seating, files and storage, and casegoods. We have actively expanded our product lines in these non-systems categories to help us pursue a larger share of the U.S. market for those goods. In 2002, we introduced the award winning and commercially successful LIFE chair to drive our growth in the seating category and compete in the high-performance work chair market. In 2004, we introduced the Knoll Essentials collection of easy-to-order, best-selling products from our broad range of office furnishings and quadrupled our storage offering. During 2005, we increased the pace of our new product introductions for our Knoll Textiles collection of upholstery, panel fabrics, wall coverings and drapery and continued to expand our retail distribution network for our KnollStudio collection of chairs, barstools, lounge seating, conference, dining and occasional tables to take advantage of increased consumer interest in modern and mid-century design, showcase our design strength and broaden recognition of the Knoll brand. We introduced our Chadwick chair in 2005 and introduced our Essentials chair collection in January 2006.

In 2006, we were able to gain share in the systems area because of our broad offerings. We also continued to gain marketing share in our seating, storage, and specialty products. Our Knoll Essentials dealer marketing program set another record with over 50% shipment growth and our high margin specialty businesses delivered record breaking sales as we expanded our marketing efforts in the retail, consumer and international spaces.

During 2006, our gross margins declined to 32.5% from 33.7% a year ago. This decline is the result of several factors including a shift in the mix of products sold due to increased systems growth, continued inflationary pressures in raw materials and transportation, inefficiencies in our manufacturing operations caused by the higher demand and additional transportation costs incurred as a result of expediting shipments to customers and for in bound shipments. Higher material, labor, and transportation costs negatively impacted 2006 gross profit by approximately $20.3 million. These costs were partially offset by price realization, global sourcing and continuous improvement efforts. In addition, the appreciation of the Canadian dollar had the effect of decreasing 2006 gross profit by approximately $7.1 million due to higher product costs compared to 2005. Factory efficiencies are improving with our expanded production and we are seeing the benefit of fixed cost absorption from higher sales. We improved our manufacturing capacity by adding more shifts and investing in additional machinery.

For the year we were able to improve our leverage ratio, reduce our share count and increase our dividend as we put our free cash flow and strengthened balance sheet to work for the benefit of our shareholders. We increased our fourth quarter dividend by 10% over the prior three quarters. In addition, we became a fully independent public company with the combination of the completion of our August secondary stock offering, a stock purchase from Warburg Pincus Ventures, L.P. of 3.9 million shares, and the private distribution by Warburg Pincus of its remaining shares. Warburg Pincus no longer holds an equity interest in Knoll. In connection with the Warburg buyback and our stock repurchase programs we repurchased approximately 6.0 million shares during 2006. The cash flow to repurchase these shares was generated from operations and net borrowings of $34.2 million. In addition, we spent $13.4 million on capital expenditures as compared to $10.7 million for 2005. Investing activities in 2006 also included $3.3 million paid for intangibles related to investments in our seating line.

Overall our strong performance in 2006 enhanced our ability to invest in initiatives that drive top-line growth, improve margins, and increase shareholder value.

Critical Accounting Policies

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. “GAAP” requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses and the disclosure of certain contingent assets and liabilities. Actual results may differ from such estimates. We believe that the critical accounting policies that follow are those policies that require the most judgment, estimation and assumption in preparing our consolidated financial statements.

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

Goodwill and Other Intangible Assets

Intangible assets consist of goodwill, trademarks and deferred financing fees. Goodwill is recorded at the amount by which cost exceeds the net assets of acquired businesses, and all other intangible assets are recorded at cost. Goodwill and other intangible assets are tested for impairment at least annually rather than being amortized.

On December 19, 2006, we purchased certain intangibles as an investment in its seating line. A definite useful life was assigned to these intangibles and as such amortization will be recorded over the economic life of the intangibles in accordance with Statement of Financial Accounting Standards 142 “Goodwill and Other Intangible Assets”.

Deferred financing costs that are incurred by us in connection with the issuance of debt are deferred and amortized to interest expense over the life of the underlying indebtedness

Product Warranty

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

We determine the expected long-term rate of return on plan assets based on aggregating the expected rates of return for each component of the plan’s asset mix. We use historic plan asset returns combined with current market conditions to estimate the rate of return. The expected rate of return on plan assets is a long-term assumption and generally does not change annually. The discount rate reflects the market rate for high-quality fixed income debt instruments as of our annual measurement date and is subject to change each year. Holding all other assumptions constant, a one-percentage-point increase or decrease in the assumed rate of return on plan assets would decrease or increase, respectively, 2006 net periodic pension expense by approximately $0.7 million. Likewise, a one percentage point increase or decrease in the discount rate would decrease or increase, respectively, 2006 net periodic pension expense by approximately $2.8 million or $3.9 million, respectively.

Unrecognized actuarial gains and losses are recognized over the expected remaining service life of the employee group. Unrecognized actuarial gains and losses arise from several factors, including experience and assumption changes with respect to the obligations and from the difference between expected returns and actual returns on plan assets. These unrecognized gain and losses are systematically recognized as a change in future net periodic pension expense in accordance with FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB No. 87, 88, 106, and 132(R) (“SFAS 158”).

Key assumptions we use in determining the amount of the obligation and expense recorded for postretirement benefits other than pensions (“OPEB”), under FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, include the assumed discount rate and the assumed rate of increases in future health care costs. The discount rate we use to determine the obligation for these benefits matches the discount rate used in determining our pension obligations in each year presented. In estimating the health care cost trend rate, we consider actual health care cost experience, future benefit structures, industry trends and advice from our actuaries. We assume that the relative increase in health care costs will generally trend downward over the next several years, reflecting assumed increases in efficiency in the health care system and industry-wide cost containment initiatives. At December 31, 2006, the expected rate of increase in future health care costs was 9% in determining the benefit obligation for 2007 and 7% in determining the net periodic benefit cost for 2006. The rate was then assumed to decrease 1.0% per year to an ultimate rate of 5% for 2011 and thereafter for the benefit obligation. Increasing the assumed health care cost trend by one percentage point in each year would increase the benefit obligation as of December 31, 2006, by $4.2 million and increase the aggregate of the service and interest cost components of net periodic benefit cost for 2006 by approximately $0.3 million. Decreasing the assumed health care cost trend rate by one percentage point in each year would decrease the benefit obligation as of December 31, 2006 by approximately $3.4 million and decrease the aggregate of the service and interest cost components of net periodic benefit cost for 2006 by approximately $0.2 million.

In accordance with SFAS 158, we recognized in our statement of financial position the funded status (i.e. the difference between the fair value of plan assets and the projected benefit obligation) of our defined benefit pension and postretirement benefit plans. To record the unfunded status of our plans we recorded an additional liability and an adjustment to accumulated other comprehensive income, net of tax. For further information on how this new accounting pronouncement affects our financial results see note 14 in the accompanying financial statements.

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

Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, (“SFAS 109”) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be recognized.

At December 31, 2006, deferred tax liabilities of $71.7 million exceeded deferred tax assets of $43.5 million by $28.2 million. At December 31, 2005, our deferred tax liabilities of $66.8 million exceeded our deferred tax assets of $31.9 million by $34.9 million.

Our deferred tax assets at December 31, 2006 and 2005 of $43.5 million and $31.9 million, respectively, are net of valuation allowances of $17.9 million and $16.8 million, respectively. We have recorded the above valuation allowance primarily for net operating loss carryforwards in foreign tax jurisdictions where we have incurred historical tax losses from operations or acquired tax losses through acquisition, and have determined that it is more likely than not that these deferred tax assets will not be realized.

We evaluate on a quarterly basis the realizability of our deferred tax assets and adjust the amount of the allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income and our assessment of available tax planning strategies that could be implemented to realize the net deferred tax assets.

Interest Rate Swap and Cap Agreements

We account for our interest rate swap and cap agreements in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”). Our interest rate swap agreement, which matured on September 29, 2006, was classified as a cash flow hedge and, as such, the effective portion of the change in the value of the contract was recorded in other comprehensive income, net of tax, and reclassified into earnings in the period or periods during which the hedged transaction affects earnings. Our old interest rate cap agreement, which also matured on September 29, 2006, and our two new interest rate cap agreements entered into on September 30, 2006, are classified as risk management instruments and management has elected to not apply hedge accounting. As such, the change in fair value of the contracts is reported in earnings in the period the value of the contract changes as a component of other income (expense). Changes in valuation assumptions and estimates used by the counterparties could materially affect our results of operations or financial position.

Results of Operations

Years ended December 31, 2005 and 2006

	Three Months Ended				Twelve Months Ended	Three Months Ended				Twelve Months Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005	December 31, 2005	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006	December 31, 2006
	(unaudited) (in thousands, except statistical data)
Consolidated Statement of Operations Data:
Sales	$179,129	$197,726	$209,333	$221,772	$807,960	$218,100	$247,476	$243,609	$272,967	$982,152
Gross profit	58,089	68,187	71,433	74,347	272,056	69,773	78,965	81,220	89,079	319,037
Operating income	17,019	24,095	26,323	25,402	92,839	21,937	29,236	30,158	35,609	116,940
Interest expense	6,087	6,000	6,214	5,383	23,684	5,347	5,449	5,983	6,938	23,717
Other income (expense), net	514	338	(1,933)	(4,274)	(5,355)	237	525	(309)	288	741
Income tax expense	4,595	7,065	9,980	6,251	27,891	6,574	9,560	8,227	10,970	35,331

Net income	$6,851	$11,368	$8,196	$9,494	$35,909	$10,253	$14,752	$15,639	$17,989	$58,633

Statistical and Other Data:
Sales growth from comparable prior year	16.8%	10.6%	15.4%	15.0%	14.4%	21.8%	25.2%	16.4%	23.1%	21.6%
Gross profit margin	32.4%	34.5%	34.1%	33.5%	33.7%	32.0%	31.9%	33.3%	32.6%	32.5%
Backlog	$117,209	$131,234	$125,409	$147,289	$147,289	$173,826	$169,878	$170,609	$167,728	$167,728

Sales

Sales for 2006 were $982.2 million, an increase of $174.2 million, or 21.6%, from sales of $808.0 million for 2005. The sales increase was primarily due to increased sales across all our product categories and Europe primarily as a result of continued growth recovery in the industry. For each quarter in 2006, we experienced a greater than 15% increase in sales over the comparable prior year period. Approximately $3.4 million of the increase for total year sales, or approximately 2%, was attributable to additional revenues realized from price increases. The highest growth rate was led by our seating and storage lines, and followed by our specialty product lines and systems. Systems, which hold our largest product category shares, increased 21% alone. At December 31, 2006, sales backlog was $167.7 million, an increase of $20.4 million, or 13.8%, from sales backlog of $147.3 million as of December 31, 2005.

Gross Profit and Operating Income

Gross profit for 2006 was $319.0 million, an increase of $46.9 million, or 17.2%, from gross profit of $272.1 million for 2005. Operating income for 2006 was $116.9 million, an increase of $24.1 million, or 26.0%, from operating income of $92.8 million for 2005.

As a percentage of sales, gross profit decreased from 33.7% for 2005 to 32.5% for 2006. Operating income as a percentage of sales increased from 11.5% to 11.9% over the same period. Gross profit for 2006 was negatively impacted by the appreciation of the Canadian dollar by approximately $7.1 million due to higher product costs in 2006 compared to 2005. Higher material, labor, and transportation costs also negatively impacted gross profit by approximately $23.5 million. We were able to partially offset these costs through price realization, continuous improvement and global sourcing initiatives.

Operating margins benefited from better absorption of overhead on incremental volume. Operating expenses for 2006 were $202.1 million, or 20.6% of sales, compared to $179.2 million, or 22.2% of sales, for 2005. Operating expenses in 2006 included approximately $1.2 million of costs related to our secondary public offerings completed in February and August 2006, $137 thousand of costs incurred in connection with our buyback of 3.9 million shares from Warburg Pincus and additional bank and related fees of $258 thousand due to the amendment of our credit facility. Operating expense in 2006 also increased as a result of higher selling expenses and sales and incentive compensation directly attributable to increase sales dollars.

Interest Expense

Interest expense for 2006 and 2005 was $23.7 million. The decrease in interest expense at the beginning of 2006 was largely due to lower average debt balances was offset by an increase in the third and fourth quarters with our debt expansion.

The weighted average rate for 2006 was approximately 7.2%. The weighted average rate for 2005 was approximately 6.4%.

Other Income (Expense), Net

Other income for 2006 was $0.7 million comprised primarily of a $0.6 million gain due to our foreign currency translation, a $0.7 million unrealized loss on our interest rate cap agreements, and $0.8 million in other miscellaneous income. Other expense for 2005 was $5.4 million comprised primarily of $2.3 million of foreign exchange transaction losses, a $3.6 million write off of deferred financing fees related to the amendment and restatement or our credit facility, and $1.0 million of costs incurred in putting the facility in place.

Income Tax Expense

The mix of pretax income and the varying effective tax rates in the countries in which we operate directly affects our consolidated effective tax rate. The effective tax rate was 37.6% for 2006 compared to 43.7 % for 2005. Tax expense in 2005 included $3.1 million of taxes related to the one-time repatriation of $45 million of Canadian earnings under The American Job Creations Act.

Years ended December 31, 2004 and 2005

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

As a percentage of sales, gross profit decreased from 34.1% for 2004 to 33.7% for 2005. Operating income as a percentage of sales increased from 10.1% to 11.5% over the same period. Gross profit for 2005 includes $0.8 million of restructuring charges related to the exiting of one our leased facilities in Canada concurrent with the expiration of the lease. The appreciation of the Canadian dollar also had the effect of decreasing gross profit by approximately $5.5 million due to higher product costs in 2005 compared to 2004. We were able to offset increased material and transportation costs of $21.2 million through $13.4 million of price realization, and $8.1 million of continuous improvement and global sourcing initiatives. Without the appreciation of the Canadian dollar and the additional restructuring charges, gross profit margin for 2005 would have remained substantially consistent with the prior year.

Operating margins benefited from better absorption of overhead on incremental volume. Operating expenses for 2005 were $179.2 million, or 22.2% of sales, compared to $169.7 million, or 24.0% of sales for 2004. Operating expense in 2005 included approximately $4.0 million of stock-based compensation, $3.1 million of costs of operating as a public company and higher sales compensation due to strong bookings during the year of approximately $4.5 million. Operating expense in 2004 included $4.4 million of costs associated with our initial public offering.

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

Other Income (Expense), Net

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

Income Tax Expense

The mix of pretax income and the varying effective tax rates in the countries in which we operate directly affects our consolidated effective tax rate. The effective tax rate was 43.7% for 2005 compared to 42.5 % for 2004. Tax expense in 2005 included $3.1 million of taxes related to the one-time repatriation of $45 million of Canadian earnings under The American Job Creations Act. Tax expense in 2004 included $2.9 million of non-deductible costs associated with our initial public offering as well as non U.S. tax losses for which a benefit was not recorded. Both of these items increased the 2004 effective tax rate over the anticipated statutory rates.

Liquidity and Capital Resources

The following table highlights certain key cash flows and capital information pertinent to the discussion that follows:

	2006	2005	2004
	(in thousands)
Cash provided by operating activities	$77,528	$77,441	$60,303
Capital expenditures	13,362	10,744	13,131
Net cash used in investing activities	16,578	10,643	13,131
Purchase of common stock	107,799	3,065	220
Net proceeds from (repayment of) debt	34,173	(76,723)	11,896
Payment of dividends	20,195	12,490	70,601
Net proceeds from issuance of stock	27,249	31,390	13,216
Net cash used for financing activities	56,414	64,159	51,528

Historically, we have carried significant amounts of debt, and cash generated by operating activities has been used to fund working capital, capital expenditures and scheduled payments of principal and interest under our debt. Our capital expenditures are typically for new product tooling and manufacturing equipment. These capital expenditures support new products and continuous improvements in our manufacturing processes. Beginning during the second quarter of 2006, we implemented our $50.0 million discretionary stock repurchase program and began using cash generated by operating activities to buy back shares.

We use our revolving credit facility in the ordinary course of business to fund our working capital needs, and at times make significant borrowings and repayments under the revolving facility depending on our cash needs and availability at such time.

In addition, on August 8, 2006, we purchased 3,900,000 shares of common stock from Warburg, Pincus Ventures, L.P. in a private non-underwritten transaction at a price of $16.9095 per share. In connection with this purchase, we increased our revolving credit facility by $12 million and increased our term loan facility by $38 million, pursuant to an accordion feature in our credit facility. We then borrowed approximately $66 million to finance the above-referenced purchase of shares from Warburg, Pincus Ventures, L.P.

The stock purchase from Warburg, Pincus Ventures, L.P. was not part of our $50 million stock repurchase program and did not count towards the $50.0 million limit under that repurchase program. As of December 31,

2006, we purchased approximately $15.2 million in Knoll common stock under the $50 million stock repurchase program. The stock purchase from Warburg, Pincus Ventures, L.P. was also not part of our stock repurchase plan that uses the proceeds of stock option exercises to repurchase outstanding shares. For the year ended December 31, 2006, we purchased 1,330,456 shares for approximately $26.5 million under the option proceeds program.

Net cash provided by operating activities was $77.5 million in 2006, $77.4 million in 2005 and $60.3 million in 2004. The increase in operating cash flow in 2006 was largely a result of an increase of $22.7 million in net income. This increase was offset with increased spending to fund our working capital as a result of higher sales volumes. In addition, with the implementation of FAS 123 (R), the tax benefit from stock options is now included in financing activities as a cash inflow rather than in operating activities as it was in 2005. The increase in operating cash flow in 2005 was largely a result of an increase of $9.2 million in net income and a $2.9 million increase in the tax benefit from the exercise of stock options and a $3.9 increase in non-cash earned stock grant compensation.

For the year ended December 31, 2006, we used available cash, including the $77.5 million of net cash from operating activities, $27.2 million of proceeds from the issuance of common stock, and $34.2 million of net borrowings, to fund $13.4 million in capital expenditures, purchase $3.3 million of intangibles, repurchase $107.8 million of common stock for treasury, fund dividend payments to shareholders totaling $20.2 million, and fund working capital. The 3.9 million shares purchased from Warburg, Pincus Ventures, L.P. in August is included in the $107.8 million of common stock repurchased for treasury. In 2005, we used available cash, including the $77.4 million of net cash provided from operations, $316.0 million of proceeds from our new credit facility, and $31.4 million of proceeds from the issuance of common stock, to fund $10.7 million of capital expenditures, repay $392.7 million of debt, and fund dividend payments to shareholders totaling $12.5 million. In 2004, we used available cash, including the $60.3 million of net cash from operations, $425.0 million of proceeds from our credit facility, and $13.2 million of proceeds from the issuance of stock to fund $13.1 million in capital expenditures, repay $413.1 of existing debt, and fund a dividend payment to shareholders totaling $70.6 million.

Cash used in investing activities was $16.6 million in 2006, $10.6 million in 2005 and $13.1 million in 2004. Fluctuations in cash used in investing activities are primarily attributable to the levels of capital expenditures. In 2006, we invested $3.3 million for the purchase of intangibles related to our seating line. We estimate that our capital expenditures in 2007 will be approximately $22 million.

On October 3, 2005, we amended and restated our existing senior credit facility in order to extend the maturities of our outstanding debt, obtain greater financial flexibility and take advantage of favorable debt capital markets to reduce our borrowing costs. The new senior credit facility allowed us to borrow an aggregate principal amount of $450.0 million, consisting of a $200.0 million revolving credit facility and a $250.0 million term loan facility. We used the proceeds of $250.0 million from the term loan facility and a $92.0 million borrowing under the revolving credit facility to repay amounts outstanding under the previously existing senior credit facility of $333.0 million, plus accrued interest and to pay related fees and expenses. Our credit facility is guaranteed by all our existing and future domestic wholly owned subsidiaries. Our credit facility also allows us to increase our revolving credit facility by up to $12 million and increase our term loan facility by up to $100 million, subject to certain limitations and satisfaction of certain conditions, including compliance with financial covenants. On August 1, 2006, we exercised this option and increased our revolving credit facility by $12 million and our existing term loan facility by $38 million in order to fund our stock repurchase plan and the repurchase of shares from Warburg Pincus. At December 31, 2006 our outstanding indebtedness was $350.3 million. Our credit facility includes a letter of credit subfacility of which $3.9 million of letters of credit was outstanding at December 31, 2006.

In addition to the above described credit facility, our foreign subsidiaries maintain local credit facilities to provide credit for overdraft, working capital and other purposes.

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

Contractual Obligations

The following summarizes our fixed long-term contractual cash obligations as of December 31, 2006 (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Long-term debt	$27,542	$54,550	$140,539	$253,077	$475,708
Operating leases	10,213	17,089	10,308	7,816	45,426
Purchase commitments	827	—	—	—	827
Pension plan contributions	5,813	2,251	—	—	8,064
Postretirement benefit plan obligations	1,684	3,463	4,119	11,376	20,642

Total	$46,079	$77,353	$154,966	$272,269	$550,667

Contractual obligations for long-term debt include principal and interest payments. Interest has been included at either the fixed rate or the variable rate in effect as of December 31, 2006, as applicable.

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

Section 404 of the Sarbanes-Oxley Act of 2002

Beginning in late 2004, we began a process to document and evaluate our internal controls over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations, which require annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. In this regard, management has dedicated internal resources, engaged outside consultants and adopted and implemented a detailed work plan to (i) assess and document the adequacy of internal controls over financial reporting, (ii) take steps to improve control processes, where appropriate, (iii) validate through testing that controls are functioning as documented and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. Our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our assessment of our internal controls over financial reporting have resulted, and are likely to continue to result, in increased expenses. We spent approximately $3 million in 2005 on Section 404 compliance related expenses. Section 404 compliance related expenses in 2006 were approximately $0.9 million.

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

Forward-looking Statements

This annual report on Form 10-K contains forward-looking statements, principally in the sections entitled “Quantitative and Qualitative Disclosures About Market Risk,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” , “Risk Factors” and “Business.” Statements and financial discussion and analysis contained in this annual report on Form 10-K that are not historical facts are forward-looking statements. These statements discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to us, based on our current beliefs as well as assumptions made by us and information currently available to us. Forward-looking statements generally will be accompanied by words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “forecast”, “intend”, “may”, “possible”, “potential”, “predict”, “project”, or other similar words, phrases or expressions. Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation: the risks described under Item 1A and in Item 7A of this annual report on Form 10-K; changes in the financial stability of our clients resulting in decreased corporate spending and service sector employment; changes in relationships with clients; the mix of products sold and of clients purchasing our products; the success of new technology initiatives; changes in business strategies and decisions; competition from our competitors; our ability to recruit and retain an experienced management team; changes in raw material prices and availability; restrictions on government spending resulting in fewer sales to one of our largest customers; our debt restrictions on spending; our ability to protect our patents, copyrights and trademarks; our reliance on furniture dealers to produce sales; lawsuits arising from patents, copyrights and trademark infringements; violations of environment laws and regulations; potential labor disruptions; adequacy of our insurance policies; the availability of future capital; and currency rate fluctuations. The factors identified above are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement. Unpredictable or unknown factors could also have material adverse effects on us. All forward-looking statements included in this annual report on Form 10-K are expressly qualified in their entirety by the foregoing cautionary statements. Except as required under the Federal securities laws and the rules and regulations of the SEC, we undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which is an interpretation of SFAS No. 109.

FIN 48 creates a single model to address uncertainty in tax positions, and clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in an enterprise’s financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts, as applicable. We are currently evaluating the impact of FIN 48, which must be implemented effective January 1, 2007.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB No. 87, 88, 106, and 132(R) (“SFAS 158”). Statement 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures. On December 31, 2006, we adopted the recognition and disclosure provision of Statement 158. The effect of adopting Statement 158 on our financial condition at December 31, 2006 has been included in the accompanying consolidated financial statements. The requirement to measure plan assets and benefit obligations as of the date of the employers fiscal year-end statements of financial position is effective for us for the fiscal year ended December 31, 2008. See Note 14 to our consolidated financial statements for further discussion of the effect of adopting Statement 158 on our consolidated financial statements.

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

We also have risk in our exposure to certain material and transportation costs. Our largest raw material costs are for steel and plastics. Steel is the primary raw material used in the manufacture of our products. The prices of plastic, another significant raw material used in the manufacture of our products, are sensitive to the cost of oil, which has increased significantly in recent history. For the year ended December 31, 2006 material inflation was approximately $12.8 million and transportation inflation was approximately $1.9 million. During 2005, our materials inflation increased by approximately $14.6 million and transportation costs increased approximately $6.6 million. Our material inflation increase was $8.9 million in 2004. We continue working to attempt to offset these price changes in raw materials and transportation through our global sourcing initiatives, cost improvements and price increases to our products.

Interest Rate Risk

We have both fixed and variable rate debt obligations that are denominated in U.S. dollars. Changes in interest rates have different impacts on the fixed and variable-rate portions of the debt. A change in interest rates impacts the interest incurred and cash paid on the variable-rate debt but does not impact the interest incurred or cash paid on the fixed rate debt. The weighted average rate for 2006 was 7.2%. The weighted average rate for the same period of 2005 was 6.4%.

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

The following table summarizes our market risks associated with our debt obligations and interest rate hedge agreements as of December 31, 2006. For debt obligations, the table presents principal cash flows and related weighted average interest rates by year of maturity. Variable interest rates presented for variable-rate debt represent the weighted average interest rates on our credit facility borrowings as of December 31, 2006. For interest rate caps, the table presents the notional amounts and related weighted average interest rates by year of maturity.

	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
	(dollars in thousands)
Rate Sensitive Liabilities
Long-term Debt:
Fixed Rate	$116	$121	$125	$130	$139	$—	$631	$631
Average Interest Rate	4.11%	4.11%	4.11%	4.11%	4.11%	—
Variable Rate	$2,880	$2,880	$2,880	$97,880	$2,880	$240,285	$349,685	$349,685
Average Interest Rate	7.04%	7.04%	7.04%	7.04%	7.04%	7.04%
Rate Sensitive Derivative Financial Instruments
Interest Rate Caps:
Notional Amount	—	$200,000	—	—	—	—	$200,000	$71
Strike Rate	—	6.00%	—	—	—	—

An increase in interest rates of 1% would increase annual interest expense by approximately $3.5 million. We will continue to review its exposure to interest rate fluctuations and evaluate whether it should manage such exposure through derivative transactions.

Foreign Currency Exchange Rate Risk

We manufacture our products in the United States, Canada and Italy, and sell our products primarily in those markets as well as in other European countries. Our foreign sales and certain expenses are transacted in foreign currencies. Our production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. Additionally, as we report currency in the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the Canadian dollar and the Euro. Approximately 11.3% and 11.5% of our revenues in 2006 and 2005, respectively, and 36.7% and 36.1% of our cost of goods sold in 2006 and 2005, respectively, were denominated in currencies other than the U.S. dollar. Foreign currency exchange rate fluctuations resulted in a $0.6 million gain in 2006 and a $2.3 million loss in 2005.

From time to time, we enter into foreign currency forward exchange contracts and foreign currency option contracts for other than trading purposes in order to manage our exposure to foreign exchange rates associated with short-term operating receivables of a Canadian subsidiary that are payable by our U.S. operations. The terms of these contracts are generally less than a year. Changes in the fair value of such contracts are reported in earnings in the period the value of the contract changes. The net gain or loss upon settlement and the remaining change in fair value is recorded as a component of other income (expense). The fair market value of the foreign currency option contract outstanding at December 31, 2006 was $92 thousand and is included in other current liabilities in our consolidated balance as of December 31, 2006. During 2006, we recognized a net gain of $744 thousand related to various foreign currency option contracts initiated and settled during 2006. As of December 31, 2005, we had no outstanding foreign currency contracts, however, we recorded during the year an $87 thousand unrecognized loss related to the termination of a foreign currency contract outstanding at December 31, 2004. The fair market value of the contract outstanding at December 31, 2004 was included in prepaid and other current assets in our consolidated balance sheet.

Item 8. Financial Statements and Supplementary Data

KNOLL, INC.

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2006 AND 2005

(dollars in thousands, except share and per share data)

	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$16,038	$10,695
Customer receivables, net	132,970	113,531
Inventories	75,930	56,500
Deferred income taxes	13,416	9,156
Prepaid and other current assets	10,030	7,867

Total current assets	248,384	197,749
Property, plant, and equipment, net	137,729	142,166
Goodwill, net	44,637	45,333
Intangible assets, net	193,654	191,066
Other non-trade receivables	3,835	4,827
Other noncurrent assets	3,898	1,405

Total Assets	$632,137	$582,546

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,996	$2,599
Accounts payable	72,567	56,559
Income taxes payable	16,317	10,253
Other current liabilities	79,334	64,345

Total current liabilities	171,214	133,756
Long-term debt	347,320	313,439
Deferred income taxes	41,665	44,082
Postretirement benefits other than pensions	26,636	23,864
Pension liability	27,633	16,908
International retirement obligation	5,243	5,201
Other noncurrent liabilities	8,042	7,580

Total liabilities	627,753	544,830

Stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 49,037,660 issued and outstanding (net of 6,348,764 treasury shares) in 2006 and 52,338,171 shares issued and outstanding (net of 300,008 treasury shares) in 2005	490	523
Additional paid-in-capital	4,409	82,072
Unearned stock grant compensation	—	(20,720)
Accumulated deficit	(2,726)	(32,914)
Accumulated other comprehensive income	2,211	8,755

Total stockholders’ equity	4,384	37,716

Total Liabilities and Stockholders’ Equity	$632,137	$582,546

See accompanying notes to the consolidated financial statements

KNOLL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

(dollars in thousands, except share and per share data)

	2006	2005	2004
Sales	$982,152	$807,960	$706,390
Cost of sales	663,115	535,904	465,379

Gross profit	319,037	272,056	241,011
Selling, general, and administrative expenses	202,097	179,217	169,706

Operating Income	116,940	92,839	71,305
Interest expense	23,717	23,684	19,452
Other income (expense), net	741	(5,355)	(5,316)

Income before income tax expense	93,964	63,800	46,537
Income tax expense	35,331	27,891	19,793

Net Income	$58,633	$35,909	$26,744

Net earnings per share
Basic	$1.18	$0.70	$0.58
Diluted	$1.14	$0.68	$0.55
Weighted-average shares outstanding:
Basic	49,606,677	51,219,123	46,353,253
Diluted	51,238,088	52,919,388	48,319,483

See accompanying notes to the consolidated financial statements

KNOLL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

(dollars in thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Unearned Stock Grant Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity (Deficit)
Balance at January 1, 2004	$463	$1,937	$—	$(12,068)	$1,549	$(8,119)
Net income	—	—	—	26,744	—	26,744
Foreign currency translation adjustment	—	—	—	—	8,501	8,501
Unrealized gain on derivative (net of income tax effect of $101)	—	—	—	—	150	150
Minimum pension liability (net of income tax effect of $1,629)	—	—	—	—	2,443	2,443

Total comprehensive income						37,838

Shares for consideration:
Exercise of stock options, including tax benefit of $5,501 (1,581,706 shares)	16	19,574	—	—	—	19,590
Shares issued under stock incentive plan (1,600,000 shares)	16	23,984	(24,000)	—	—	—
Earned stock grant compensation	—	—	167	—	—	167
Cash Dividend ($1.525 per share)	—	—	—	(70,601)	—	(70,601)
Purchase of common stock (13,200 shares)	—	(220)	—	—	—	(220)

Balance at December 31, 2004	$495	$45,275	$(23,833)	$(55,925)	$12,643	$(21,345)
Net income	—	—	—	35,909	—	35,909
Foreign currency translation adjustment	—	—	—	—	272	272
Unrealized gain on derivative (net of income tax effect of $151)	—	—	—	—	232	232
Minimum pension liability (net of income tax effect of $2,862)	—	—	—	—	(4,392)	(4,392)

Total comprehensive income						32,021

Shares issued for consideration:
Exercise of stock options, including tax benefit of $8,347 (2,990,262 shares)	29	38,850	—	—	—	38,879
Shares issued under stock incentive plan (50,000 shares)	1	938	(939)	—	—	—
Shares issued under employee stock purchase plan (3,953 shares)	—	65	—	—	—	65
Earned stock grant compensation	—	—	4,052	—	—	4,052
Cash dividend ($.25 per share)	—	—	—	(12,898)	—	(12,898)
Purchase of common stock (181,408 shares)	(2)	(3,056)	—	—	—	(3,058)

Balance at December 31, 2005	$523	$82,072	$(20,720)	$(32,914)	$8,755	$37,716
Net income	—	—	—	58,633	—	58,633
Foreign currency translation adjustment	—	—	—	—	1,714	1,714
Unrealized loss on derivative (net of income tax effect of $250)	—	—	—	—	(382)	(382)
Minimum pension liability (net of income tax effect of $1,856)	—	—	—	—	2,849	2,849

Total comprehensive income						62,814

Shares issued for consideration:
Exercise of stock options, including tax benefit of $10,158 (2,808,812 shares)	28	38,608	—	—	—	38,636
Shares issued under employee stock purchase plan (3,433 shares)	—	66	—	—	—	66
Stock-based compensation, net of forfeitures (64,000 shares)	(1)	4,505	—	—	—	4,504
Cash dividend ($.41 per share)	—	—	—	(20,830)	—	(20,830)
Purchase of common stock (6,048,756 shares)	(60)	(100,122)	—	(7,615)	—	(107,797)
Reclassification of unearned compensation due to the adoption of FASB 123R	—	(20,720)	20,720	—	—	—
Adjustment to initially apply FASB Statement No. 158 (net of tax of $6,987)	—	—	—	—	(10,725)	(10,725)

Balance at December 31, 2006	$490	$4,409	$—	$(2,726)	$2,211	$4,384

See accompanying notes to the consolidated financial statements

KNOLL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

(in thousands)

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$58,633	$35,909	$26,744
Adustments to reconcile net income to cash provided by operating activities:
Depreciation	19,194	18,721	20,080
Amortization of intangible assets	663	626	1,692
Write-off of deferred financing fees	—	3,562	2,518
Unrealized foreign currency loss	157	2,045	2,944
Premium paid for interest rate cap agreement	(204)	—	(425)
Tax benefit from exercise of stock options	—	8,347	5,501
Stock based compensation	4,504	4,052	167
Other non-cash items	1,230	(5)	(65)
Changes in assets and liabilities:
Customer receivables	(17,268)	(16,559)	299
Inventories	(18,866)	(7,304)	(9,932)
Accounts payable	14,176	11,318	(9,847)
Current and deferred income taxes	(668)	9,360	8,125
Other current assets	(2,053)	(1,560)	2,503
Other current liabilities	13,882	3,068	7,883
Other noncurrent assets and liabilities	4,148	5,861	2,116

Cash provided by operating activities	77,528	77,441	60,303

CASH FLOWS FOR INVESTING ACTIVITIES
Capital expenditures	(13,362)	(10,744)	(13,131)
Purchase of a trademark and other intangible asset	(3,250)	—	—
Proceeds from the sale of assets	34	101	—

Cash used in investing activities	(16,578)	(10,643)	(13,131)

CASH FLOWS FOR FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	38,000	250,000	425,000
Proceeds (repayment) from revolving credit facilities, net	29,000	66,000	(223,750)
Repayment of long-term debt	(32,827)	(392,723)	(189,354)
Deferred financing fees	—	(3,280)	(5,819)
Payment of dividends	(20,195)	(12,490)	(70,601)
Proceeds from the issuance of common stock	27,249	31,390	13,216
Purchase of common stock for treasury	(107,799)	(3,056)	(220)
Tax benefit from the exercise of stock options	10,158	—	—

Cash used in financing activities	(56,414)	(64,159)	(51,528)

Effect of exchange rate changes on cash and cash equivalents	807	(996)	1,891

Increase (decrease) in cash and cash equivalents	5,343	1,643	(2,465)
Cash and cash equivalents at beginning of period	10,695	9,052	11,517

Cash and cash equivalents at end of period	$16,038	$10,695	$9,052

See accompanying notes to the consolidated financial statements

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

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

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets

Intangible assets consist of goodwill, trademarks and deferred financing fees. Goodwill is recorded at the amount by which cost exceeds the net assets of acquired businesses, and all other intangible assets are recorded at cost.

Goodwill and other intangible assets are tested for impairment at least annually rather than being amortized. The Company determined that no impairment existed based on the impairment tests for each year through 2006.

On December 19, 2006, the Company purchased certain intangible assets as an investment in its seating line. A definite useful life was assigned to these intangibles and as such amortization will be recorded over the economic life of the intangibles in accordance with Statement of Financial Accounting Standards 142 “Goodwill and Other Intangible Assets”.

Deferred financing costs that are incurred by the Company in connection with the issuance of debt are deferred and amortized to interest expense over the life of the underlying indebtedness.

Shipping and Handling

Amounts billed to clients for shipping and handling of products are classified as sales in the consolidated statements of operations. Costs incurred by the Company for shipping and handling are classified as cost of sales.

Research and Development Costs

Research and development expenses, which are expensed as incurred, were $12.7 million for 2006, $10.8 million for 2005, and $12.8 million for 2004.

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

Derivative Financial Instruments

The Company uses derivative financial instruments to reduce its exposure to adverse fluctuations in foreign currency exchange and interest rates. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, on the date a derivative instrument is entered into, the Company designates the derivative as (i) a fair value hedge, (ii) a cash flow hedge, (iii) a hedge of a net investment in a foreign operation, or (iv) a risk management instrument. The Company recognizes all derivatives

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on the consolidated balance sheet at fair value. On September 30, 2006, the Company entered into two new interest rate cap agreements. These agreements were classified as risk management instruments and management elected to not apply hedge accounting. As such, the change in fair value of the contracts is reported in earnings in the period the value of the contract changes as a component of other income (expense). The interest rate swap agreement entered into in October 2004 (see further discussion in Note 10) was classified as a cash flow hedge and as such the effective portion of the change in the value of the contracts is recorded in other comprehensive income, net of tax, and reclassified into earnings in the period or periods during which the hedged transactions affect earnings. Any ineffective portion of the change in the value of the October 2004 contract was immediately recognized in earnings. The Company also entered into an interest rate cap agreement in October 2004. The Company also classified this agreement as a risk management instrument and elected to not apply hedge accounting.

Foreign Currency Translation

Results of foreign operations are translated into U.S. dollars using average exchange rates during the period, while assets and liabilities are translated into U.S. dollars using exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded in accumulated other comprehensive income. As of December 31, 2006 and 2005, the accumulated foreign currency translation adjustments included in other comprehensive income amounted to $14.5 million and $12.8 million, respectively. Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than the functional currency are included in income in the period in which the change occurs.

Stock-Based Compensation

At December 31, 2006, the Company has two stock incentive plans, which are described more fully in Note 15. The Company adopted the revision of Statement of Financial Accounting Standards (“SFAS”) No. 123, Share-Based Payment (“SFAS 123(R)”) on January 1, 2006. SFAS 123R supersedes SFAS No. 123 and Accounting Principles Board Opinion No. 25 (“APB 25”). Under SFAS 123(R) the Company measures the cost of employees services received in exchange for stock options based on the grant-date fair value of the award, with such costs recognized over the applicable vesting period. The Company applied SFAS 123(R) using the modified prospective method which applies to all stock options granted after the Company’s initial public offering in December 2004. For all options issued prior to the Company’s initial public offering and which were historically accounted for under the minimum value method, the prospective method was applied and such options continue to be accounted for under the provisions of APB 25. Under APB 25, no stock-based employee compensation costs is reflected in net income, as all options granted during that time period have an exercise price equal to the fair value of the underlying common stock on the date of grant. Under the modified prospective method, the results of operations of prior periods have not been restated. Accordingly, the Company will continue to provide pro forma financial information for prior periods to illustrate the effect on net income and earnings per share of applying the fair value recognition provisions of SFAS No. 123.

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS 123 to all of its stock-based employee compensation.

	Twelve Months Ended December 31,
	2006	2005	2004
	(in thousands except per share data)
Net income, as reported	$58,633	$35,909	$26,744
Add:
Stock-based employee compensation expense	6,476	4,664	914
included in reported net income
Deduct:
Total stock-based employee compensation expense determined under fair-value-based method, net of related tax effects	(7,173)	(6,753)	(2,884)

As adjusted net income	$57,936	$33,820	$24,774

Earnings per share:
Basic—as reported	$1.18	$.70	$.58

Diluted—as reported	$1.14	$.68	$.55

Basic—as adjusted	$1.17	$.66	$.53

Diluted—as adjusted	$1.13	$.64	$.51

For the year ended December 31, 2006, the Company recognized $6.5 million of compensation expense which includes an additional $697 thousand of stock option expense as a result of adopting Statement 123(R). Prior to the adoption of SFAS 123(R), the Company included all tax benefits associated with stock-based compensation as operating cash flows in the consolidated statement of cash flows. SFAS 123(R) requires any reduction in taxes payable resulting from tax deductions that exceed the recognized compensation expense (“excess tax benefit”) to be classified as financing cash flows. The Company included $10.2 million of excess tax benefits in the Company’s cash flows from financing activities for the twelve months ended December 31, 2006 that would have been classified as operating cash flows had the Company not adopted SFAS 123(R). Lastly, upon adoption of SFAS 123(R), the Company reduced unearned stock compensation and paid-in capital by $20.7 million on the consolidated balance sheet.

Prior to 2005, the fair value of the options was estimated using a minimum value method for grants made on or subsequent to March 24, 1999 and through December 14, 2004. The Company went public on December 14, 2004 and used the Black-Scholes option pricing model to value options granted after that date. During 2005, the Company replaced the Black-Scholes option pricing model with a lattice model in preparation for the implementation of FAS 123(R) effective January 1, 2006. For stock options granted after December 14, 2004 and during 2005 and 2006 the following assumptions shown in the table below were used in the lattice model.

Because lattice based option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatilities of the Company’s and competitors’ stocks, and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived based on the mid-point between the vesting date and the end of the contractual term. The risk-free rate for periods within the contractual life of the option is based on the 10-year U.S. Treasury yield curve in effect at the time of grant.

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2006	2005	2004
Expected volatility	29%	22%	22%
Expected dividend yield	2.00%	2.30%	2.30%
Expected Term (in years)	7	7	7
Risk-free rate	4.59%	4.09-4.49%	4.21%

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, if applicable, are as follows (in thousands):

	Beginning Balance	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Ending Balance
December 31, 2004
Minimum pension liability	$(2,450)	$4,072	$(1,629)	$2,443	$(7)
Foreign currency translation adjustment	3,999	8,501	—	8,501	12,500
Unrealized gain on derivative	—	251	(101)	150	150

Accumulated other comprehensive income (loss), net of tax	$1,549	$12,824	$(1,730)	$11,094	$12,643

December 31, 2005
Minimum pension liability	$(7)	$(7,254)	$2,862	$(4,392)	$(4,399)
Foreign currency translation adjustment	12,500	272	—	272	12,772
Unrealized gain on derivative	150	383	(151)	232	382

Accumulated other comprehensive income (loss), net of tax	$12,643	$(6,599)	$2,711	$(3,888)	$8,755

December 31, 2006
Pension funded status adjustment	$(4,399)	$(13,007)	$5,131	$(7,876)	$(12,275)
Foreign currency translation adjustment	12,772	1,714	—	1,714	14,486
Unrealized gain on derivative	382	(632)	250	(382)	—

Accumulated other comprehensive income (loss), net of tax	$8,755	$(11,925)	$5,381	$(6,544)	$2,211

Earnings per Share

Basic earnings per share excludes the dilutive effect of common shares that could potentially be issued, due to the exercise of stock options, and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share includes the effect of shares and potential shares issued under the stock incentive plans.

	Twelve Months Ended December 31,
	2006	2005	2004
	(in thousands)
Weighted average shares of common stock outstanding—basic	49,607	51,219	46,353
Potentially dilutive shares resulting from stock plans	1,631	1,700	1,966

Weighted average common shares—diluted	51,238	52,919	48,319

Antidilutive options not included in the weighted average common shares-diluted calculation	25	295	1,590

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses and the disclosure of certain contingent assets and liabilities. Actual results may differ from such estimates.

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of SFAS No. 109.

FIN 48 creates a single model to address uncertainty in tax positions, and clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in an enterprise’s financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts, as applicable. The Company is currently evaluating the impact of FIN 48, which must be implemented effective January 1, 2007.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB No. 87, 88, 106, and 132(R) (“SFAS 158”). Statement 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures. On December 31, 2006, the Company adopted the recognition and disclosure provision of Statement 158. The effect of adopting Statement 158 on the Company’s financial condition at December 31, 2006 has been included in the accompanying consolidated financial statements. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statements of financial position is effective for the Company for the fiscal year ended December 31, 2008. See Note 14 for further discussion of the effect of adopting Statement 158 on the Company’s consolidated financial statements.

3. CUSTOMER RECEIVABLES

Customer receivables are presented net of an allowance for doubtful accounts of $3,337,000 and $3,826,000 at December 31, 2006 and 2005, respectively. Management performs ongoing credit evaluations of its clients and generally does not require collateral. As of December 31, 2006 and 2005, the U.S. government and agencies thereof, represented approximately 18.4% and 15.4%, respectively, of gross customer receivables.

4. INVENTORIES

	2006	2005
	(in thousands)
Raw materials	$44,114	$32,769
Work in process	7,952	6,080
Finished goods	23,864	17,651

Inventories	$75,930	$56,500

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventory reserves for obsolescence and other estimated losses were $6,462 and $5,031 at December 31, 2006 and 2005, respectively.

5. PROPERTY, PLANT, AND EQUIPMENT

	2006	2005
	(in thousands)
Land and buildings	$88,269	$86,177
Machinery and equipment	290,107	281,177
Construction in progress	5,886	3,189

Property, plant and equipment	384,262	370,543
Accumulated depreciation	(246,533)	(228,377)

Property, plant and equipment, net	$137,729	$142,166

6. INTANGIBLE ASSETS

Information regarding the Company’s goodwill and other intangible assets follows (in thousands):

	2006			2005
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Unamortizable intangible assets:
Goodwill	$53,049	$(8,412)	$44,637	$53,745	$(8,412)	$45,333
Trademarks	219,900	(32,069)	187,831	219,900	(32,069)	187,831
Amortizable intangible assets:
Deferred financing fees	3,401	(828)	2,573	3,401	(166)	3,235
Trademarks	3,000	—	3,000	—	—	—
Other	250	—	250	—	—	—

Total	$279,600	$(41,309)	$238,291	$277,046	$(40,647)	$236,399

On December 19, 2006, the Company entered an agreement to purchase the rights to the “LIFE” trademark associated with its LIFE chair for $3,000,000. The Company assigned an 11 year useful life to the trademark and will amortize it based on a percentage of LIFE chair sales through 2017.

The Company will evaluate annually whether the estimated useful life of the trademark warrants revisions and any such changes will be applied prospectively.

On October 3, 2005, the Company amended and restated its existing senior credit facility. As a result of this transaction, approximately $3,562,000 of deferred financing fees, net of accumulated amortization, were written off and approximately $3,280,000 of new deferred financing fees were recorded.

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recorded amortization of deferred financing fees of approximately $663,000, $626,000, and $1,692,000 for the years ended December 31, 2006, 2005 and 2004, respectively. This amortization was recorded as a component of interest expense. Estimated amortization expense for each of the five succeeding years is as follows:

2007	$1,263
2008	1,273
2009	1,238
2010	968
2011	403

7. OTHER CURRENT LIABILITIES

	2006	2005
	(in thousands)
Accrued employee compensation	$41,348	$33,619
Accrued pension costs	5,813	3,039
Customer deposits	6,786	6,950
Accrued warranty	7,436	5,521
Other	17,951	15,216

Other current liabilities	$79,334	$64,345

8. INDEBTEDNESS

The Company’s long-term debt is summarized as follows:

	2006	2005
	(in thousands)
Term loans, variable rate (7.11% at December 31, 2006 and 6.53% at December 31, 2005)	$254,685	$249,375
Revolving loans, variable rate (6.85% at December 31, 2006 and 6.331%-8.250% at December 31, 2005)	95,000	66,000
Other	631	663

Total	350,316	316,038
Less current maturities	(2,996)	(2,599)

Long-term debt	$347,320	$313,439

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

Under the Company’s credit agreement, the Company could increase its revolving credit facility by up to $12 million and increase its term loan facility by up to $100 million, subject to certain limitations and satisfaction

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of certain conditions, including compliance with certain financial covenants. On August 1, 2006, the Company exercised this option and increased its revolving credit facility by $12 million and its existing term loan facility by $38 million.

The term loan is subject to a 0.25% quarterly principal amortization equal to $720 thousand per quarter with the remaining principal due in October 2012. Loans made pursuant to the revolving credit facility may be borrowed, repaid and reborrowed from time to time until October 2010, subject to satisfaction of certain conditions on the date of any such borrowing. Obligations under the credit facility are currently secured by a first security interest in substantially all of the Company’s assets and properties, as well as those of the Company’s domestic subsidiaries. Following an improvement of the Company’s debt ratings to specified levels, the indebtedness will be secured only by a pledge of the capital stock of each of the Company’s wholly owned domestic subsidiaries and 65% of the capital stock of each of the Company’s, and the wholly owned domestic subsidiaries’, first tier international subsidiaries. Borrowings under the credit agreement bear interest at a floating rate based, at the Company’s option, upon (i) a LIBOR rate plus an applicable percentage or (ii) the greater of the federal funds rate plus 0.5% or the prime rate, plus an applicable percentage.

The senior credit agreement contains a letter of credit subfacility that allows for the issuance of up to $15.0 million in letters of credit and a swing-line loan subfacility that allows for issuance of up to $10.0 million in swing-line loans. The amount available for borrowing under the revolving credit facility is reduced by the total outstanding letters of credit and swing-line loans. At December 31, 2006, the Company had approximately $3.9 million of letters of credit outstanding, $95.0 million outstanding under the revolving credit facility and approximately $113.1 million, available for borrowing under the revolving credit facility. The letters of credit have expiration dates of April 1, 2007 and August 31, 2007.

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

In addition, the credit agreement also contains various affirmative and negative covenants that among other things, limit, subject to certain exceptions, the incurrence of additional indebtedness, capital expenditures in excess of a specified amount in any fiscal year (with a two-year carry-over), and declaration or payment of dividends and stock repurchases. The Company was in compliance with the credit agreement covenants at December 31, 2006.

The Company also has several revolving credit agreements with various European financial institutions. These credit agreements provide credit primarily for overdraft and working capital purposes. As of December 31, 2006, total credit available under such agreements was approximately $8,659,000. There is currently no expiration date on these agreements. The interest rates on borrowings are variable and are based on the monetary market rate that is linked to each country’s prime rate. As of December 31, 2006, the Company had no outstanding borrowings under the European credit facilities.

Interest Paid

During 2006, 2005 and 2004, the Company made interest payments including amounts related to the Company’s interest rate collar swap and cap agreements totaling $22,844,000, $24,670,000 and $17,081,000 respectively.

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maturities

Aggregate maturities of the Company’s indebtedness as of December 31, 2006 are as follows (in thousands):

2007	$2,996
2008	3,001
2009	3,005
2010	98,010
2011	3,019
Subsequent years	240,285

$350,316

9. PREFERRED STOCK

The Company’s Certificate of Incorporation authorizes the issuance of 10,000,000 shares of preferred stock with a par value of $1.00 per share. Subject to applicable laws, the Board of Directors is authorized to provide for the issuance of preferred shares in one or more series, for such consideration and with designations, powers, preferences and relative, participating, optional or other special rights and the qualifications, limitations or restrictions thereof, as shall be determined by the Board of Directors. There is no Preferred Stock outstanding as of December 31, 2006 and 2005.

10. DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses derivative financial instruments, to reduce its exposure to adverse fluctuations in foreign currency exchange and interest rates.

Interest Rate Swap and Cap Agreements

In October 2004, as required by the Company’s credit facility, the Company entered into an interest rate swap agreement and an interest rate cap agreement for purposes of managing its risk in market interest rate fluctuations. These agreements hedge interest rate risk on a notional amount of approximately $212.5 million of the Company’s borrowings under the credit facility. Under the interest rate swap agreement, the Company pays a fixed rate of interest of 3.010% and receives a variable rate of interest equal to three-month LIBOR, as determined on the last day of each quarterly settlement period on an aggregated notional principal amount of $50.0 million. Changes in the fair value of the interest rate swap agreement are recorded in the period the value of the contract changes. The net amount paid or received upon quarterly settlements is recorded as an adjustment to interest expense, while the change in fair value is recorded as a component of accumulated other comprehensive income in the equity section of the balance sheet. The interest rate cap agreement sets a maximum interest rate on a notional amount and utilizes LIBOR as a variable-rate reference. Under the cap agreement, the Company paid a premium of $425 thousand for a cap rate of 4.25% on $162.5 million of the Company’s borrowing under the credit facility. The Company has elected not to apply hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to the interest rate cap agreement. As such, the change in fair value of the contract is reported in earnings in the period the value of the contract changes as a component of other income (expense). Both the interest rate swap agreement and the interest rate cap agreement matured on September 29, 2006.

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The fair values of the Company’s derivative instruments included in current assets are summarized as follows:

	2006	2005
	(in thousands)
Interest rate swap	$—	$634
Interest rate cap	—	570

	$—	$1,204

The fair values of the Company’s derivative instruments included in non-current assets are summarized as follows:

	2006	2005
	(in thousands)
Interest rate cap agreements	$71	$—

	$71	$—

The change in the fair values of the Company’s derivative instruments and the adjustment to interest expense are summarized as follows:

	2006	2005	2004
	(in thousands)
Interest income (expense)	$1,674	$142	$(966)
Other income (expense)	(703)	295	695
Pre-tax other comprehensive income (loss)	(632)	383	251

Aggregate net benefit (expense)	$339	$820	$(20)

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

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair market value of the foreign of the foreign currency option contract outstanding at December 31, 2006 was $92 thousand and is included in other current liabilities in the Company’s consolidated balance as of December 31, 2006. During 2006, the Company recognized a net gain of $744 thousand related to various foreign currency option contracts initiated and settled during 2006.

As of December 31, 2005, the Company had no outstanding foreign currency contracts, however, during the year the Company recorded an $87 thousand unrecognized loss related to the termination of a foreign currency contract outstanding at December 31, 2004. The fair market value of the outstanding contract on December 31, 2004 was included in prepaid and other current assets in the Company’s consolidated balance sheet.

11. CONTINGENT LIABILITIES AND COMMITMENTS

The Company is currently involved in claims and matters of litigation, including environmental contingencies, arising in the ordinary course of business. The Company accrues for such matters when expenditures are probable and reasonably estimable. Management is of the opinion that such claims and litigation, based upon information presently known, either individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

Changes in the Company’s warranty reserve during the years ended December 31, 2006, 2005, and 2004 are as follows:

	2006	2005	2004
	(in thousands)
Balance, beginning of the year	$5,521	$5,019	$5,647
Provision for warranty claims	9,667	6,994	6,127
Warranty claims paid	(7,775)	(6,500)	(6,809)
Exchange rate impact	23	8	54

Balance, end of the year	$7,436	$5,521	$5,019

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (“Statement 143”), “Accounting for Asset Retirement Obligations”. The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The Company adopted Statement 143 on January 1, 2003 and recorded an asset retirement obligation of $390,000 related to the removal of leasehold improvements that have been made to one of the Company’s manufacturing and distribution centers. Such improvements must be removed upon termination of the lease agreement. As of December 31, 2006, the fair value of that obligation is $490,000.

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006, we employed a total of 4,224 people, consisting of 2,930 hourly and 1,294 salaried employees. Approximately 14.2% of the employees are represented by unions. The Grand Rapids, Michigan plant is the only unionized plant within the U.S and has an agreement with the Carpenters Union, Local 1615, of the United Brotherhood of Carpenters and Joiners of America, Affiliate of the Carpenters Industrial Council (the Union), covering approximately 418 hourly employees. The previous agreement was effective through August 27, 2006. On August 25, 2006, the Company entered into a new five-year collective bargaining agreement with the Union covering bargaining unit members at the Grand Rapids, Michigan facility. The Collective Bargaining Agreement was ratified on August 25, 2006 and became binding at that time. The Collective Bargaining Agreement sets forth the terms and conditions of employment for bargaining unit members working at the Company’s Grand Rapids, Michigan facility and became effective on August 27, 2006, upon expiration of the previous agreement. The Collective Bargaining Agreement continues until August 27, 2011. Certain workers in the facilities in Italy are also represented by unions.

12. INCOME TAXES

Income before income tax expense consists of the following:

	2006	2005	2004
	(in thousands)
U.S. operations	$75,876	$56,109	$43,748
Foreign operations	18,088	7,691	2,789

	$93,964	$63,800	$46,537

Income tax expense is comprised of the following:

	2006	2005	2004
	(in thousands)
Current:
Federal	$24,921	$16,550	$10,141
State	4,782	4,101	2,399
Foreign	6,930	4,313	1,221

Total current	36,633	24,964	13,761

Deferred:
Federal	(875)	2,694	4,651
State	(188)	151	956
Foreign	(239)	82	425

Total deferred	(1,302)	2,927	6,032

Income tax expense	$35,331	$27,891	$19,793

Income taxes paid, net of refunds received, by the Company during 2006, 2005, and 2004 totaled $19,565,000, $6,624,000, and $6,407,000, respectively.

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the tax effects of temporary differences that give rise to the deferred tax assets and liabilities:

	2006	2005
	(in thousands)
Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts	$1,330	$1,267
Inventories	2,142	1,440
Net operating loss carryforwards	17,857	16,666
Accrued pension	12,959	7,582
Stock-based compensation	3,393	1,664
Compensation-related accruals	4,632	4,408
Warranty	2,738	2,045
Obligation for postretirement benefits other than pension	11,171	9,958
Accrued liabilities and other items	5,155	3,688

Gross deferred tax assets	61,377	48,718
Valuation allowance	(17,879)	(16,841)

Net deferred tax assets	43,498	31,877

Deferred tax liabilities:
Intangibles, principally due to differences in amortization	54,326	48,056
Plant and equipment, principally due to differences in depreciation and assigned values	17,421	18,747

Gross deferred tax liabilities	71,747	66,803

Net deferred tax liabilities	$(28,249)	$(34,926)

As of December 31, 2006, the Company had net operating loss carryforwards totaling approximately $53,279,000 in various foreign tax jurisdictions, of which $253,000 expires in 2007, $252,000 in 2008, $1,192,000 in 2009, $940,000 in 2010, $836,000 in 2011, $1,068,000 in 2012, $426,000 in 2013, and $48,311,000 may be carried forward for an unlimited time.

Future tax benefits recognized through reductions of the valuation allowance for net operating loss carryforwards that existed as of February 29, 1996, the date the Company was formed, will generally reduce goodwill. The Company provides a valuation allowance against net foreign deferred tax assets due to the uncertainty that they can be realized.

The following table sets forth a reconciliation of the statutory federal income tax rate to the effective income tax rate:

	2006	2005	2004
Federal statutory tax rate	35.0%	35.0%	35.0%
Increase in the tax rate resulting from:
State taxes, net of federal effect	3.2	3.5	5.1
Effect of tax rates of other countries	—	0.5	0.3
Non-deductible IPO expense	0.4	—	2.2
Taxes related to the repatriation of foreign earnings	—	4.9	—
Other	(1.0)	(0.2)	(0.1)

Effective tax rate	37.6%	43.7%	42.5%

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has not made provisions for U.S. federal and state income taxes as of December 31, 2006 on $72,375,000 of foreign earnings that are expected to be reinvested indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. federal and state income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of the unrecognized deferred tax liability is not practicable.

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

13. LEASES

The Company has commitments under operating leases for certain machinery and equipment as well as manufacturing, warehousing, showroom and other facilities used in its operations. Some of the leases contain renewal provisions and generally require the Company to pay certain operating expenses, including utilities, insurance and taxes, which are subject to escalation. In 2004, the Company entered into a lease for one of its showrooms which contained a provision for cash abatements related to certain leasehold improvements. This abatement is recognized on a straight-line basis as a reduction to rent expense over the least term. The unamortized portion as of December 31, 2006 and 2005 was $1,586,000 and $1,826,000, respectively. Total rental expense for 2006, 2005, and 2004 was $12,035,000, $10,965,000 and $9,934,000, respectively. Future minimum rental payments required under those operating leases that have an initial or remaining noncancelable lease term in excess of one year are as follows (in thousands):

2007	$10,213
2008	9,655
2009	7,434
2010	5,769
2011	4,539
Subsequent years	7,816

Total minimum rental payments	$45,426

14. PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company has two domestic defined benefit pension plans and two plans providing for other postretirement benefits, including medical and life insurance coverage. One of the pension plans and one of the other postretirement benefits plans cover eligible U.S. nonunion employees while the other pension plan and other postretirement benefits plan cover eligible U.S. union employees.

On December 31, 2006, the Company adopted the recognition and disclosure provisions of Statement 158. Statement 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plan in the December 31, 2006 statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition obligation remaining from the initial adoption of Statement 87, all of which were previously netted against the plan’s funded status in the Company’s statement of financial position pursuant to the provisions of Statement 87. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pensions cost in the same periods will be recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of Statement 158.

The following table sets forth a reconciliation of the benefit obligation, plan assets and accrued benefit cost related to the pension and other postretirement benefits provided by the Company (in thousands):

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Change in projected benefit obligation:
Projected benefit obligation at January 1	$107,995	$84,216	$27,018	$30,513
Service cost	9,666	8,629	634	876
Interest cost	6,346	5,240	1,564	1,866
Participant contributions	259	242	—	—
Plan amendments	—	—	82	(12,479)
Actuarial (gain) loss	(1,395)	10,597	586	7,642
Benefits paid	(1,236)	(929)	(1,565)	(1,400)

Projected benefit obligation at December 31	$121,635	$107,995	$28,319	$27,018

Accumulated benefit obligation, December 31, 2006	$107,258	$95,414	$—	$—

Change in plan assets:
Fair value of plan assets at January 1	$75,640	$58,331	$—	$—
Actual return on plan assets	6,798	6,970	—	—
Employer contributions	6,914	11,026	1,565	1,400
Participant contributions	259	242	—	—
Benefits paid	(1,236)	(929)	(1,565)	(1,400)

Fair value of plan assets at December 31	$88,375	$75,640	$—	$—

Funded status	$(33,260)	$(32,355)	$(28,319)	$(27,018)

Unrecognized net loss		19,846		16,486
Unrecognized prior service cost (benefit)		552		(14,712)

Net amount recognized		$(11,957)		$(25,244)

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

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following disclosures are required with the adoption of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (in thousands):

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Amounts recognized in the consolidated balance sheet consist of:
Noncurrent assets	$—	$—	$—	$—
Current Liabilities	(5,813)	(3,039)	(1,684)	(1,380)
Noncurrent liabilities	(27,447)	(16,735)	(26,635)	(23,864)
Intangible Asset	—	552	—	—
Accumulated other comprehensive income	—	7,265	—	—

Net amount recognized	$(33,260)	$(11,957)	$(28,319)	$(25,244)

Amounts recognized in accumulated other comprehensive income:
before taxes:
Net actuarial loss (gain)	$16,937	$—	$16,135	$—
Prior service cost (benefit)	475	—	(13,275)	—

Net amount recognized	$17,412	$—	$2,860	$—

The estimated net actuarial loss, and prior service cost, for the defined benefit pension plans included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2007 is $694,000, and $77,000, respectively.

The incremental effects of adopting the provisions of Statement 158 on the Company’s statement of financial position at December 31, 2006 are presented in the following table. The adoption of Statement 158 had no effect on the Company’s consolidated statement of income for the year ended December 31, 2006, or for any prior period presented, and it will not effect the Company’s operating results in future periods. Had the Company not been required to adopt Statement 158 at December 31, 2006, it would have recognized an additional minimum pension liability pursuant to the provisions of Statement 87. The effect of recognizing the additional minimum liability is included in table below in the column labeled “Prior to Application of Statement 158.”

	December 31, 2006
	Before Application of Statement 158	Effect of Adopting Statement 158	After Application of Statement 158
	(in thousands)
Intangible asset (pension)	$475	$(475)	$—
Accrued pension liability	18,883	14,377	33,260
Postretirement benefits other than pensions liabilities	25,459	2,860	28,319
Accumulated other comprehensive income (net of taxes)	1,550	10,725	12,275
Deferred income taxes	1,009	6,988	7,997

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Weighted-average assumptions used to determine benefit obligations of the Company’s pension and other postretirement benefit plans as of December 31, 2006 and 2005, are as follows:

	2006	2005
Discount rate	6.00%	5.90%
Rate of compensation increase	4.00	4.00

The following table sets forth the components of the net periodic benefit cost for the Company’s pension and other postretirement benefits plans:

	Pension Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004
	(in thousands)
Service cost	$9,666	$8,629	$8,990	$634	$875	$871
Interest cost	6,346	5,240	4,550	1,564	1,866	1,619
Expected return on plan assets	(6,225)	(4,902)	(4,166)	—	—	—
Amortization of prior service cost	77	77	77	(1,354)	(223)	(223)
Recognized actuarial loss	942	180	356	937	433	269

Net periodic benefit cost	$10,806	$9,224	$9,807	$1,781	$2,951	$2,536

Additional Information
Increase (decrease) in minimum liability included in other comprehensive income	$(4,705)	$7,254	$(4,072)	$—	$—	$—

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2006 and 2005, are as follows:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Discount rate	5.90%	6.25%	5.90%	6.25%
Expected return on plan assets	8.50	8.50	N/A	N/A
Rate of compensation increase	4.00	4.00	4.00	4.00

The expected long-term rate of return on assets is based on management’s expectations of long-term average rates of return to be earned on the investment portfolio. In establishing this assumption, management considers historical and expected returns for the asset classes in which the plan assets are invested.

For purposes of measuring the benefit obligation as of and for the year ended December 31, 2006, associated with the Company’s other postretirement benefit plans, a 9% annual rate of increase in the per capital cost of covered health care benefits was assumed for 2007. The rate was then assumed to decrease 1.0% per year to an ultimate rate of 5% for 2011 and thereafter. For purpose of measuring the net periodic benefit cost as of and for the year ended December 31, 2006 associated with the Company’s other postretirement benefits plans, a 7.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2006. Increasing the assumed health care cost trend rate by 1.0% would increase the benefit obligation as of December 31, 2006 by $4,213,000 and increase the aggregate of the service and interest cost components of net periodic benefit cost for 2006 by $253,000. Decreasing the assumed health care cost trend rate by 1.0% would decrease the benefit

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

obligation as of December 31, 2006 by $3,352,000 and decrease the aggregate of the service and interest cost components of net periodic benefit cost for 2006 by $201,000.

The Company’s pension plans’ weighted-average asset allocations as of December 31, 2006 and 2005, by asset category are as follows:

	Plan Assets at December 31
Asset Category	2006	2005
Temporary Investment Funds	4%	1%
Equity Investment Funds	62	65
Fixed Income Funds	34	34

Total	100%	100%

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

The Company expects to contribute $5,813,000 to its pension plans and $1,684,000 to its other postretirement benefit plans in 2007. Estimated future benefit payments under our pension and other postretirement plans are as follows:

	Pension Benefits	Other Benefits
	(in thousands)
2007	$1,726	$1,684
2008	2,162	1,747
2009	2,686	1,716
2010	3,331	1,966
2011	4,092	2,153
2012-2016	35,754	11,376

Employees of the Canadian, Belgium and United Kingdom operations participate in defined contribution pension plans sponsored by the Company. The Company’s expense related to these plans for 2006, 2005, and 2004 was $1,352,000, $1,105,000, and $937,000 respectively.

The Company also sponsors a 401(k) retirement savings plan for all U.S. employees. Under this plan, participants may defer a portion of their earnings up to the annual contribution limits established by the Internal Revenue Service. The Company matches 40.0% of participant contributions up to the first 6.0% of compensation for nonunion employees and matches 50.0% of participant contributions up to the first 6.0% of compensation for union employees. For participants who are nonunion employees, the plan provides for additional discretionary employer matching based on the achievement of certain profitability goals. The plan also provides that the Company may make discretionary contributions of common stock to participant accounts on behalf of all

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

actively employed U.S. participants. Contributed shares of common stock are restricted from transfer or withdrawal while participants remain employed. However, upon retirement, death or termination of employment, a participant’s balance of contributed shares of common stock may be transferred to another fund or distributed at the participant’s discretion, and any shares that are not vested at such time are forfeited by the participant and held by the plan. Company contributions generally vest ratably over a five-year period. A Knoll common stock fund consisting of 1,000,000 shares of common stock into which participants may invest the compensation they elect to defer was established on December 14, 2004. Participant contributions into the Knoll common stock fund will be limited to no more than 10% of their total account balance in the plan. Participant contributions in the Knoll common stock fund may be transferred into other investment alternatives and distributed in the form of shares of Knoll common stock if so invested at the time of distribution.

The Company’s total expense under the 401(k) plan was $2,802,000, $3,035,000, and $2,915,000 for 2006, 2005 and 2004, respectively.

15. STOCK PLANS

Stock Incentive Plans

The Company sponsors two stock incentive plans under which awards denominated or payable in shares or options to purchase shares of Knoll common stock may be granted to officers, certain other key employees, directors and consultants of the Company. On February 28, 2006, one of the Company’s three stock incentive plans expired reducing the number of shares available to grant under the plans by approximately 447,000. As of December 31, 2006, a combined maximum of 23,978,858 shares were authorized for issuance under the plans. A Stock Option Committee currently consisting of the Company’s entire Board of Directors (“Stock Option Committee”) has sole discretion concerning administration of the plans, including selection of individuals to receive awards, types of awards, the terms and conditions of the awards and the time at which awards will be granted. Options that are granted have a maximum contractual life of ten years. Grants to employees generally become partially vested one year from the date of the award agreement. On such date for the majority of options granted, 30% of the shares covered by the options become available for exercise. An additional 20% vest and become available on the second and third anniversaries and an additional 30% on the fourth anniversary. For some of the options granted 25% vest each year for four years. In addition, the options generally have accelerated vesting provisions upon a change of control of the Company. With the implementation of SFAS 123(R), the Company is recognizing compensation expense using the graded vesting attribution method which treats each option grant as multiple grants each with its own requisite service period.

Under the Amended and Restated 1999 Stock Incentive Plan, the Company has granted performance-based restricted stock awards to certain key employees aggregating 1,650,000 shares of common stock. These awards provide for the delivery of shares of common stock to award recipients upon the satisfaction of certain vesting requirements. The restricted stock awards will vest as to one-sixth of the shares underlying each award to the extent that the average Knoll operating profit for any two-year period is equal to $100.0 million. An additional one-sixth will vest based on additional increments to operating profit of $15.0 million over such a period, with full vesting upon the achievement of $175.0 million in average operating profit over such a period. In any event, the awards will fully vest on the sixth anniversary of the date of the grant and will be subject to pro rata vesting upon a change of control of the Company, if earlier, regardless of whether the operating profit targets are met. The Company determined the fair value of the shares on the date of grant and is recognizing compensation expense ratably over the vesting period.

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the Company’s restricted stock activity during the year:

	2006
	Number of Shares Granted	Weighted Average Fair Value
Outstanding at the beginning of the year	1,650,000	$15.11
Granted	—	—
Forfeited	(64,000)	15.00

Outstanding at the end of the year	1,586,000	15.11

The following table summarizes the Company’s stock option activity during the year:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Balance at December 31, 2005	7,611,245	$11.39
Exercised	(2,808,812)	10.14
Granted	25,000	20.04
Expired	—	—
Forfeited	(52,887)	14.52

Balance at December 31, 2006	4,774,546	$13.64	4.87	$39,915

Exercisable at end of year	3,825,925	$13.14	4.12	$33,898

Generally, options were granted with an exercise price that equals the market price of a share of Knoll common stock on the date of grant, while the Company’s stock was publicly traded, or the estimated fair value of a share of Knoll common stock on the date of grant, using an outside appraisal, subsequent to November 4, 1999 through December 13, 2004, when the Company’s stock was not publicly traded. Options that were granted generally vest in installments over either a four- or five-year period, beginning one year from the date of grant.

The following table summarizes information regarding stock options outstanding and exercisable at December 31, 2006:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life		Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$6.12-$10.94	2,016,919	2.85	years	$10.65	2,016,919	$10.65
$14.52-$20.04	2,757,627	6.36		15.83	1,809,006	15.92

$6.12-$20.04	4,774,546	4.87		13.64	3,825,925	13.14

The weighted-average grant-date fair value of options granted during the years 2006, 2005, and 2004 was $5.27, $3.80 and $4.07 respectively. The total intrinsic value of options exercised during the years 2006, 2005,

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and 2004 was $26.9 million, $21.2 million, and $13.8 million, respectively. The total fair value of shares vested during the years 2006, 2005, and 2004 was $5.0 million, $4.9 million, and $5.5 million, respectively.

A summary of the status of the Company’s non-vested shares as of December 31, 2006, and changes during the year ended December 31, 2006, is presented below.

	Number of Options	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2006	1,680,061	4.26
Granted	25,000	5.27
Vested	(703,553)	5.10
Forfeited	(52,887)	3.81

Nonvested at December 31, 2006	948,621	3.81

As of December 31, 2006, there was $16.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 3.9 years.

Other Stock-Based Compensation Plans

On November 4, 1999, the Company established The Knoll Stock Ownership Award Plan, under which it may grant notional stock units to substantially all individuals employed by the Company in Canada as of the effective date of the plan. Participants vest their interest in notional stock units ratably according to years of service, with such units being 100% vested at the end of five years of service. On November 4, 1999, the Company granted a total of 109,800 notional stock units, with an estimated fair value of $14.00 per unit, to eligible employees. All outstanding shares became fully vested on November 4, 2004. In September 2004 and in January 2001, the number of notional units outstanding was adjusted, in accordance with the plan provisions, in response to special cash dividends that were paid to stockholders. In addition the number of notional units outstanding was adjusted, in accordance with plan provisions, for each quarterly cash dividend declared since the Company went public December 14, 2004. Compensation expense is recognized based on the estimated fair value of notional stock units and vesting provisions. Total compensation expense (income) incurred in connection with this award was $1,972,000 for 2006, $612,000 for 2005 and $747,000 for 2004. Units forfeited totaled 102 in 2004.

As of December 31, 2006, approximately 119,139 notional units were outstanding and fully vested.

As discussed in Note 14, the Company may contribute shares of Knoll common stock into participant 401(k) plan accounts at its discretion. The Company contributed 300,200 shares into the 401(k) plan for substantially all individuals employed by the Company in the U.S. as of November 4, 1999. In connection with this award, the Company recognized $4,203,000 of compensation expense, which was based on a value of $14.00 per share. During 2006, 2005, and 2004 the Company repurchased 7,200, 7,300, and 13,200 of the contributed common shares, respectively, from the 401(k) plan at a weighted average price per share of $19.51 during 2006, $16.89 during 2005, and $16.67 during 2004, respectively. Such shares are held in treasury.

In December 2004, the Company established an Employee Stock Purchase Plan (ESPP) whereby employees of the Company may purchase shares of Knoll Inc. at a discounted rate. The discount rate is 5% off the average of the high and low sale price per share on the last Trading Day of the purchase period. Employees may

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contribute 1-10% of their eligible gross pay up to a $25,000 annual stock value limit. In 2006 and 2005, employees purchased 3,433 and 3,953 shares, respectively in accordance with the terms of the ESPP.

16. SEGMENT AND GEOGRAPHIC REGION INFORMATION

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

The Company’s net sales by product category are as follows:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Office Systems	$555,006	$458,840	$402,313
Specialty Products	158,792	134,372	116,570
Seating	105,149	84,417	69,038
Files and Storage	81,314	58,750	51,616
European Products	76,381	63,017	54,411
Other	5,510	8,564	12,442

	$982,152	$807,960	$706,390

The Company markets its products in the United States and internationally, with its principal international markets being Canada and Europe. The table below contains information about the geographical areas in which the Company operates. Sales to clients are attributed to the geographic areas based on the origin of sale.

	United States	Canada	Europe	Consolidated
	(in thousands)
2006
Sales to clients	$870,713	$33,216	$78,223	$982,152
Property, plant and equipment, net	88,105	35,513	14,111	137,729
2005
Sales to clients	$715,453	$29,490	$63,017	$807,960
Property, plant and equipment, net	95,074	35,070	12,022	142,166
2004
Sales to clients	$633,787	$18,192	$54,411	$706,390
Property, plant and equipment, net	103,225	33,722	14,045	150,992

A number of U.S. government agencies purchase the Company’s products through multiple contracts with the General Services Administration (“GSA”). Sales under GSA contracts amounted to $124,183,000 in 2006, $99,291,000 in 2005, and $120,495,000 in 2004.

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. QUARTERLY RESULTS (UNAUDITED)

The following tables contain selected unaudited Consolidated Statements of Operations data for each quarter for the years ended December 31, 2006 and 2005. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(in thousands, except per share data)
2006
Sales	$218,100	$247,476	$243,609	$272,967	$982,152
Gross profit	69,773	78,965	81,220	89,079	319,037
Net income	10,253	14,752	15,639	17,989	58,633
Earnings per share—basic	$.19	$.29	$.32	$.38	$1.18
Earnings per share—diluted	$.19	$.28	$.31	$.37	$1.14

2005
Sales	$179,129	$197,726	$209,333	$221,772	$807,960
Gross profit	58,089	68,187	71,433	74,347	272,056
Net income	6,851	11,368	8,196	9,494	35,909
Earnings per share—basic	$.14	$.22	$.16	$.18	$.70
Earnings per share—diluted	$.13	$.22	$.15	$.18	$.68

18. OTHER (EXPENSE) INCOME

The components of other (expense) income are as follows:

	December 31
	2006	2005	2004
	(in thousands)
Foreign exchange transaction gain (loss)	$562	$(2,261)	$(3,427)
Unrealized (loss) gain on derivatives	(703)	295	695
Write-off of deferred financing fees	—	(3,562)	(2,518)
Fees associated with the amended and restated credit agreement	—	(1,056)	—
Other	882	1,229	(66)

Other income (expense), net	$741	$(5,355)	$(5,316)

KNOLL, INC.

Report of Independent Registered Public Accounting Firm

on Consolidated Financial Statements and Schedule

The Board of Directors and Stockholders

Knoll, Inc.

We have audited the accompanying consolidated balance sheets of Knoll, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Knoll, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for Accounting for employee stock compensation plans and defined benefit pension and other postretirement plans in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Knoll, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2007, expressed an unqualified opinion thereon.

/S/    ERNST & YOUNG LLP

Philadelphia, Pennsylvania

March 9, 2007

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

Our management assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006. Our independent registered public accounting firm, Ernst & Young LLP, has audited our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006; their report is included on page 60.

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.

Report of Independent Registered Public Accounting Firm

on Internal Control Over Financial Reporting

The Board of Directors and Stockholders

Knoll, Inc.

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that Knoll, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Knoll, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Knoll, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Knoll, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2006 consolidated financial statements of Knoll Inc. and our report dated March 9, 2007, expressed an unqualified opinion thereon.

/S/    ERNST & YOUNG LLP

Philadelphia, Pennsylvania

March 9, 2007

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers And Corporate Governance

The information relating to directors and director nominees of the registrant is incorporated by reference in our Proxy Statement for our 2007 Annual Meeting of Stockholders (the “Proxy Statement”).

The information relating to the identification of the audit committee, audit committee financial expert and director nomination procedures of the registrant is incorporated by reference in our Proxy Statement.

Our Board of Directors has adopted a code of ethics for all employees. This code is made available free of charge on our website at www.knoll.com. For further information see subsection “Code of Ethics” in our Proxy Statement.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference in our Proxy Statement.

Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information
As of December 31, 2006
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Shares Remaining for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	4,774,546	$13.64	1,273,794
Equity compensation plans not approved by security holders	—	—	—

Total	4,774,546		1,273,794

If there is an expiration, termination, or cancellation of any benefit granted under the plans without the issuance of shares, the shares subject to or reserved for that benefit may again be used for new stock options, rights, or awards of any type authorized under the plans.

All other information required by Item 12 is hereby incorporated by reference in our Proxy Statement.

Item 13. Certain Relationships And Related Transactions, And Director Independence

The information required by Item 13 is hereby incorporated by reference in our Proxy Statement.

Item 14. Principal Accounting Fees And Services

The information required by Item 14 is hereby incorporated by reference in our Proxy Statement.

PART IV

Item 15. Exhibits And Financial Statement Schedules

(a) Documents filed as part of this Form 10-K:

(1) CONSOLIDATED FINANCIAL STATEMENTS (ITEM 8)

•	Consolidated Balance Sheets as of December 31, 2006 and 2005.

•	Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005, and 2004.

•	Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2006, 2005, and 2004.

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005, and 2004.

•	Notes to the Consolidated Financial Statements.

•	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements and Schedule.

(2) FINANCIAL STATEMENT SCHEDULES

•

Financial Statement Schedule II—Valuation and Qualifying Accounts is filed with this Form 10-K on page S-1 of this Form 10-K. All other schedules for which provision is made in the applicable regulation of the Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3) EXHIBITS

Exhibit Number	Description
3.1(a)	Amended and Restated Certificate of Incorporation of Knoll, Inc.

3.2(a)	Amended and Restated By-Laws of Knoll, Inc.

4.1(a)	Form of Stock Certificate.

10.1(b)	Stock Purchase Agreement, dated as of December 20, 1995, by and between Westinghouse and T.K.G. Acquisition Corp.

10.2(c)	Amended and Restated Credit Agreement, dated as of October 3, 2005, by and among Knoll, Inc., the Lenders (as defined therein), Bank of America, N.A., as Administrative Agent, UBS Securities LLC, as Syndication Agent, UBS Securities LLC and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Bookrunners, Citibank, F.S.B., Manufacturers and Trades Trust Company and Harris, N.A., as Co-Documentation Agents.

10.3(k)	Incremental term loan assumption agreement, dated August 1, 2006, between Knoll, Inc. and Bank of America, N.A.

10.4(k)	Incremental revolving loan assumption agreement, dated August 1, 2006, between Knoll, Inc. and Bank of America, N.A.

10.5(d)*	Amended and Restated Employment Agreement, dated as of January 1, 2000, between Knoll, Inc. and Burton B. Staniar.

10.6(f)*	Amendment to Employment Agreement, dated as of March 25, 2002, between Knoll, Inc. and Burton B. Staniar.

Exhibit Number	Description
10.7(j)*	Amended and Restated Employment Agreement, executed March 14, 2006, effective as of January 1, 2006, between Knoll, Inc and Burton B. Staniar.

10.8(e)*	Employment Agreement, dated as of March 23, 2001, between Knoll, Inc. and Andrew B. Cogan.

10.9(a)*	Amendment No. 1 to Amended and Restated Employment Agreement, dated as of August 25, 2004, between Knoll, Inc. and Andrew B. Cogan.

10.10(j)*	Amendment No. 2 to Employment Agreement, dated as of March 14, 2006, between Knoll, Inc. and Andrew B. Cogan.

10.11(l) *	Amendment No. 3 to Employment Agreement, dated as of December 11, 2006, between Knoll, Inc. and Andrew B. Cogan.

10.12(e)*	Employment Agreement, dated as of March 23, 2001, between Knoll, Inc. and Kathleen G. Bradley.

10.13(a)*	Amendment No. 1 to Amended and Restated Employment Agreement, dated as of August 25, 2004, between Knoll, Inc. and Kathleen G. Bradley.

10.14(j)*	Amendment No. 2 to Employment Agreement, dated as of March 14, 2006, between Knoll, Inc. and Kathleen G. Bradley.

10.15(l) *	Amendment No. 3 to Employment Agreement, dated as of December 11, 2006, between Knoll, Inc. and Kathleen G. Bradley.

10.16*	Summary of Barry L. McCabe 2007 Compensation.

10.17(a)*	Offer Letter, dated March 11, 1999, from Knoll, Inc. to Stephen A. Grover.

10.18*	Summary of Stephen A. Grover 2007 Compensation.

10.19(a)*	Offer Letter, dated July 30, 1999, from Knoll, Inc. to Arthur C. Graves.

10.20*	Summary of Arthur C. Graves 2007 Compensation.

10.21(d)	Amended and Restated Stockholders Agreement, dated as of November 4, 1999, among Knoll, Inc., Warburg, Pincus Ventures, L.P., and the signatories thereto.

10.22(a)	Amendment and Waiver to Amended and Restated Stockholders Agreement, dated as of October 1, 2004, among Knoll, Inc., Warburg, Pincus Ventures, L.P., and the signatories thereto.

10.23(d)	Amended and Restated Stockholders Agreement (Common Stock Under Stock Incentive Plans), dated as of November 4, 1999, among Knoll, Inc., Warburg, Pincus Ventures, L.P., and the signatories thereto.

10.24(a)	Amendment and Waiver to Amended and Restated Stockholders Agreement (Common Stock Under Stock Incentive Plans), dated as of September 8, 2004, among Knoll, Inc., Warburg, Pincus Ventures, L.P., and the signatories thereto.

10.25(d)*	Amended and Restated Knoll, Inc. 1996 Stock Incentive Plan.

10.26(d)*	Amended and Restated Knoll, Inc. 1997 Stock Incentive Plan.

10.27(a)*	Form of Amended and Restated Knoll, Inc. 1999 Stock Incentive Plan.

10.28(g)*	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Knoll, Inc. 1996 Stock Incentive Plan, entered into by Knoll, Inc. and certain executive officers.

10.29(g)*	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Knoll, Inc. 1997 Stock Incentive Plan, entered into by Knoll, Inc. and certain executive officers.

Exhibit Number	Description
10.30(d)*	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Knoll, Inc. 1999 Stock Incentive Plan, entered into by Knoll, Inc. and certain executive officers.

10.31(a)*	Form of Restricted Stock Agreement under the Amended and Restated Knoll, Inc. 1999 Stock Incentive Plan.

10.32(n)	Agreement between the Knoll, Inc. Grand Rapids and United Brotherhood of Carpenters and Joiners of America Carpenters Industrial Council Local 1615, dated August 27, 2006.

10.33(a)*	Form of Director and Officer Indemnification Agreement.

10.34(a)*	Offer Letter, dated October 6, 2004, from Knoll, Inc. to John F. Maypole.

10.35(a)*	Offer Letter, dated October 6, 2004, from Knoll, Inc. to Anthony P. Terracciano.

10.36(a)*	Form of Knoll Employee Stock Purchase Plan.

10.37(h)*	Offer Letter, dated November 23, 2005, from Knoll, Inc. to Stephen F. Fisher.

10.38(j)*	Summary of Informal Healthcare Severance Policy

10.39(j)*	Form of Amendment to Restricted Share Agreement under the Amended and Restated Knoll, Inc. 1999 Stock Incentive Plan.

10.40(j)*	Amendment to Restricted Share Agreement under the Knoll, Inc. 1999 Stock Incentive Plan, dated March 14, 2006, between Knoll, Inc. and Kathleen G. Bradley.

10.41(j)*	Amendment to Restricted Share Agreement under the Knoll, Inc. 1999 Stock Incentive Plan, dated March 14, 2006, between Knoll, Inc. and Andrew B. Cogan.

10.42(j)*	Amendment to Restricted Share Agreement under the Knoll, Inc. 1999 Stock Incentive Plan, dated March 14, 2006, between Knoll, Inc. and Burton B. Staniar.

10.43(j)*	Amendment to Restricted Share Agreement under the Knoll, Inc. 1999 Stock Incentive Plan, dated March 14, 2006, between Knoll, Inc. and Stephen A. Grover.

10.44(j)*	Amendment to Restricted Share Agreement under the Knoll, Inc. 1999 Stock Incentive Plan, dated March 14, 2006, between Knoll, Inc. and Arthur C. Graves.

10.45(j)*	Amendment to Restricted Share Agreement under the Knoll, Inc. 1999 Stock Incentive Plan, dated March 14, 2006, between Knoll, Inc. and Barry L. McCabe.

10.46(k)	Stock Purchase Agreement, dated August 1, 2006, between Knoll, Inc. and Warburg Pincus Ventures, L.P.

10.47(m)*	Offer Letter, dated September 25, 2006, from Knoll, Inc. to Sarah E. Nash.

10.48(l)*	Andrew B. Cogan Incentive Compensation Letter, dated December 5, 2006.

10.49(l)*	Kathleen G. Bradley Incentive Compensation Letter, dated December 5, 2006.

10.50(l)*	Barry L. McCabe Incentive Compensation Letter, dated December 5, 2006.

10.51(l)*	Stephen A. Grover Incentive Compensation Letter, dated December 5, 2006.

10.52(l)*	Arthur C. Graves Incentive Compensation Letter, dated December 5, 2006.

21(a)	Subsidiaries of Knoll, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney [(included on signature page)]

Exhibit Number	Description
31.1	Certification for Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification for Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification for Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification for Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to Knoll, Inc.’s Registration Statement on Form S-1 (File No. 333-118901), which was declared effective by the Commission on December 13, 2004.
(b)	Incorporated by reference to Knoll, Inc.’s Registration Statement on Form S-4 (File No. 333-2972), which was declared effective by the Commission on June 12, 1996.
(c)	Incorporated by reference to Knoll, Inc.’s Current Report on Form 8-K, which was filed with the Commission on October 4, 2005.
(d)	Incorporated by reference to Knoll, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999.
(e)	Incorporated by reference to Knoll, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000.
(f)	Incorporated by reference to Knoll, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001.
(g)	See Exhibit 10.24. Exhibit is substantially identical to Exhibit 10.24.
(h)	Incorporated by reference to Knoll, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002.
(i)	Incorporated by reference to Knoll, Inc.’s Current Report on Form 8-K filed with the Commission on December 6, 2005.
(j)	Incorporated by reference to Knoll, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005
(k)	Incorporated by reference to Knoll, Inc.’s Current Report on Form 8-K filed with the Commission on August 3, 2006
(l)	Incorporated by reference to Knoll, Inc.’s Current Report on Form 8-K filed with the Commission on December 11, 2006
(m)	Incorporated by reference to Knoll, Inc.’s Current Report on Form 8-K filed with the Commission on September 27, 2006
(n)	Incorporated by reference to Knoll, Inc.’s Current Report on Form 8-K filed with the Commission on August 28, 2006

* Management Contract or Compensatory Plan or Arrangement required to be identified by Item 15(a) (3) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of March 2007.

KNOLL, INC.

By:	/S/ ANDREW B. COGAN
Andrew B. Cogan Chief Executive Officer

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

/S/ BURTON B. STANIAR Burton B. Staniar	Chairman of the Board	March 16, 2007

/S/ ANDREW B. COGAN Andrew B. Cogan	Chief Executive Officer, Knoll, Inc. and Director	March 16, 2007

/S/ KATHLEEN G. BRADLEY Kathleen G. Bradley	President and Chief Executive Officer, Knoll North America and Director	March 16, 2007

/S/ BARRY L. MCCABE Barry L. McCabe	Chief Financial Officer	March 16, 2007

/S/ JEFFREY A. HARRIS Jeffrey A. Harris	Director	March 16, 2007

/S/ SIDNEY LAPIDUS Sidney Lapidus	Director	March 16, 2007

/S/ KEWSONG LEE Kewsong Lee	Director	March 16, 2007

/S/ JOHN F. MAYPOLE John F. Maypole	Director	March 16, 2007

/S/ ANTHONY P. TERRACCIANO Anthony P. Terracciano	Director	March 16, 2007

/S/ SARAH E. NASH Sarah E. Nash	Director	March 16, 2007

/S/ STEPHEN F. FISHER Stephen F. Fisher	Director	March 16, 2007

SCHEDULE II

KNOLL, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

Description	Balance at Beginning of Year	Additions Charged to Expenses	Charge-Offs	Other (1)	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2004	$5,488	$2,427	$2,582	$59	$5,392
Year ended December 31, 2005	5,392	1,321	2,796	(91)	3,826
Year ended December 31, 2006	3,826	1,224	1,660	(53)	3,337
Allowance for other non-trade receivables:
Year ended December 31, 2004	1,980	—	—	—	1,980
Year ended December 31, 2005	1,980	—	329	—	1,651
Year ended December 31, 2006	1,651	—	274	—	1,377
Reserve for inventory valuation:
Year ended December 31, 2004	6,559	1,197	1,654	245	6,347
Year ended December 31, 2005	6,347	971	2,026	(261)	5,031
Year ended December 31, 2006	5,031	2,239	982	174	6,462
Valuation allowance for deferred income tax assets:
Year ended December 31, 2004	17,033	1,119	4,432	2,274	15,994
Year ended December 31, 2005	15,994	1,171	488	164	16,841
Year ended December 31, 2006	16,841	1,046	2,163	2,155	17,879
Reserve for warranty claims:
Year ended December 31, 2004	5,647	6,127	6,809	54	5,019
Year ended December 31, 2005	5,019	6,994	6,500	8	5,521
Year ended December 31, 2006	5,521	9,667	7,775	23	7,436

(1)	Primarily the impact of currency changes

S-1