Form 10-Q
period 2007-03-31
KNOLL INC
filed 2007-05-10
CIK 1011570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 7, 2007, there were 49,684,702 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

KNOLL, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KNOLL, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(dollars in thousands, except share and per share data)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,285	$16,038
Customer receivables, net	128,188	132,970
Inventories	82,017	75,930
Deferred income taxes	12,011	13,416
Prepaid and other current assets	9,721	10,030

Total current assets	252,222	248,384
Property, plant, and equipment, net	136,341	137,729
Goodwill, net	44,514	44,637
Intangible assets, net	193,307	193,654
Other non-trade receivables	2,910	3,835
Other noncurrent assets	3,689	3,898

Total Assets	$632,983	$632,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,996	$2,996
Accounts payable	68,488	72,567
Income taxes payable	7,633	16,317
Other current liabilities	71,267	79,334

Total current liabilities	150,384	171,214

Long-term debt	353,600	347,320
Deferred income taxes	41,067	41,665
Postretirement benefits other than pensions	27,249	26,636
Pension liability	27,677	27,633
International retirement obligation	5,303	5,243
Other noncurrent liabilities	7,869	8,042

Total liabilities	613,149	627,753

Stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 49,681,641 issued and outstanding (net of 6,933,530 treasury shares) in 2007 and 49,037,660 shares issued and outstanding (net of 6,348,764 treasury shares) in 2006	497	490
Additional paid-in-capital	9,658	4,409
Retained earnings (deficit)	6,741	(2,726)
Accumulated other comprehensive income	2,938	2,211

Total stockholders’ equity	19,834	4,384

Total Liabilities and Stockholders’ Equity	$632,983	$632,137

See accompanying notes to the consolidated financial statements

KNOLL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2007	2006
Sales	$247,947	$218,100
Cost of sales	163,419	148,327

Gross profit	84,528	69,773
Selling, general, and admistrative expenses	53,748	47,836

Operating Income	30,780	21,937
Interest expense	6,492	5,347
Other (expense) income, net	(376)	237

Income before income tax expense	23,912	16,827
Income tax expense	9,084	6,574

Net Income	$14,828	$10,253

Net earnings per share
Basic	$0.31	$0.19
Diluted	$0.30	$0.19
Dividends per share	$0.11	$0.10
Weighted-average shares outstanding:
Basic	47,729,863	52,778,094
Diluted	49,105,744	54,152,760

See accompanying notes to the consolidated financial statements.

KNOLL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,828	$10,253
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	4,785	4,815
Amortization of intangible assets	346	166
Unrealized foreign currency gain (loss)	81	(162)
Stock based compensation	866	1,233
Other non-cash items	62	(101)
Changes in assets and liabilities:
Customer receivables	4,832	(9,435)
Inventories	(5,882)	(9,401)
Accounts payable	(3,720)	4,440
Current and deferred income taxes	(7,922)	(8,502)
Other current assets	3,059	(1,512)
Other current liabilities	(11,019)	(8,963)
Other noncurrent assets and liabilities	1,724	1,939

Cash provided by (used in) operating activities	2,040	(15,230)

CASH FLOWS FOR INVESTING ACTIVITIES
Capital expenditures	(3,002)	(1,186)

Cash used in investing activities	(3,002)	(1,186)

CASH FLOWS FOR FINANCING ACTIVITIES
Proceeds from revolving credit facilities, net	7,000	47,000
Repayment of long-term debt	(720)	(30,625)
Payment of dividends	(5,272)	(5,153)
Proceeds from the issuance of common stock	12,229	16,293
Purchase of common stock for treasury	(13,491)	(16,299)
Tax benefit from the exercise of stock options	5,331	6,299

Cash provided by financing activities	5,077	17,515

Effect of exchange rate changes on cash and cash equivalents	132	44

Increase in cash and cash equivalents	4,247	1,143
Cash and cash equivalents at beginning of period	16,038	10,695

Cash and cash equivalents at end of period	$20,285	$11,838

See accompanying notes to the consolidated financial statements

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Knoll, Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet of the Company, as of December 31, 2006, was derived from the Company’s audited consolidated balance sheet as of that date. All other consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company’s operations and cash flows for the periods presented. All of these adjustments are of normal recurring nature. All intercompany balances and transactions have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2006.

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures. On December 31, 2006, the Company adopted the recognition and disclosure provision of SFAS 158. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statements of financial position is effective for the Company for the fiscal year ended December 31, 2008.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 3: INVENTORIES

Inventories, net consist of:

	March 31, 2007	December 31, 2006
	(in thousands)
Raw Materials	$43,852	$44,114
Work-in-Process	7,983	7,952
Finished Goods	30,182	23,864

	$82,017	$75,930

Inventory reserves for obsolescence and other estimated losses were $6,285 and $6,462 at March 31, 2007 and December 31, 2006, respectively.

NOTE 4: INCOME TAXES

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007, the beginning of the Company’s fiscal year. As of January 1, 2007, the Company had unrecognized tax benefits of $3.4 million. The Company did not have to record any cumulative effect adjustment to retained earnings as a result of adopting FIN 48. The entire amount of the unrecognized tax benefits would affect the effective tax rate if recognized.

Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. At January 1, 2007, the Company had accrued $0.5 million for the potential payment of interest and penalties.

Included in the balance of unrecognized tax benefits at January 1, 2007, is approximately $900 thousand related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a potential decrease in unrecognized tax benefits comprised of items related to expiring statutes in federal and state jurisdictions.

As of January 1, 2007, the Company is subject to U.S. Federal income tax examinations for the tax years 2003 through 2006, and to non-U.S. income tax examinations for the tax years 1999 to 2006. In addition, the Company is subject to state and local income tax examinations for the tax years 2000 through 2006.

There were no significant changes to any of the above identified amounts during the first quarter of 2007.

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provisions for the three months ended March 31, 2007 and 2006 were based on the estimated effective tax rates applicable for the full years ending December 31, 2007 and 2006, after giving effect to items specifically related to the interim periods. The Company’s effective tax rate was 38% for the three months ended March 31, 2007 and 39% for the three months ended March 31, 2006. The Company’s effective tax rate is affected by the mix of pretax income and the varying effective tax rates of the tax jurisdictions in which it operates.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 5: DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses derivative financial instruments, to reduce its exposure to adverse fluctuations in foreign currency exchange and interest rates.

On September 30, 2006, the Company entered into two interest rate cap agreements which set a maximum interest rate on a notional amount and utilize LIBOR as a variable-rate reference. Under these agreements, the Company paid a total premium of approximately $204 thousand for a cap rate of 6.00% on $200 million of the Company’s borrowings under the credit facility. The Company has elected not to apply hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to these agreements. As such, the change in fair value of the contracts is reported in earnings in the period the value of the contract changes as a component of other income (expense). The interest rate cap agreements mature on September 30, 2008.

In October 2004, the Company entered into an interest rate swap agreement and an interest rate cap agreement. These agreements hedged interest rate risk on a notional amount of approximately $212.5 million of the Company’s borrowings under the credit facility. Both the interest rate swap agreement and the interest rate cap agreement matured on September 29, 2006.

Under the 2004 interest rate swap agreement, the Company paid a fixed rate of interest of 3.010% and received a variable rate of interest equal to three-month LIBOR, as determined on the last day of each quarterly settlement period on an aggregated notional principal amount of $50.0 million. Changes in the fair value of the interest rate swap agreement were recorded in the period the value of the contract changes. The net amount paid or received upon quarterly settlements was recorded as an adjustment to interest expense, while the change in fair value was recorded as a component of accumulated other comprehensive income in the equity section of the balance sheet.

The 2004 interest rate cap agreement set a maximum interest rate on a notional amount and utilizes LIBOR as a variable-rate reference. Under the cap agreement, the Company paid a premium of $425 thousand for a cap rate of 4.25% on $162.5 million of the Company’s borrowing under the credit facility. The Company elected not to apply hedge accounting under SFAS No. 133, to the interest rate cap agreement. As such, the change in fair value of the contract was reported in earnings in the period the value of the contract changed as a component of other income (expense).

The fair values of the Company’s derivative instruments included in non-current assets are $17 thousand and $71 thousand at March 31, 2007 and December 31, 2006, respectively

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The change in the fair values of the Company’s derivative instruments and the adjustment to interest expense are summarized as follows:

	Three months ended March 31,
	(in thousands)
	2007	2006
Interest income	$—	$302
Other (expense) income	(55)	107
Pre-tax other comprehensive loss	—	(117)

Aggregate net (expense) benefit	$(55)	$292

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

In January, the Company entered into a one-month short-term forward contract, having a valuation date as of the end of the month. The contract settled on February 1, 2007 at a cost of approximately $611 thousand. As of March 31, 2007, the Company had no outstanding foreign currency contracts.

As of March 31, 2006, the Company had no outstanding foreign currency contracts but did enter into a one-month short-term forward contract in March with a valuation date of March 31, 2006 and a settlement date on April 3, 2006 on which the Company paid approximately $97 thousand.

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

At March 31, 2007, the Company employed a total of 4,159 people. Approximately 14.2% of the employees are represented by unions. The Grand Rapids, Michigan plant is the only unionized plant within the U.S and has an agreement with the Carpenters Union, Local 1615, of the United Brotherhood of Carpenters and Joiners of America, Affiliate of the Carpenters Industrial Council (the Union), covering approximately 401 hourly employees. The Collective Bargaining Agreement expires August 27, 2011. Certain workers in the facilities in Italy are also represented by unions.

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

Changes in the warranty reserves for periods indicated are as follows:

	Three months ended
	March 31, 2007	March 31, 2006
	(in thousands)
Balance at beginning of period	$7,436	$5,521
Provision for warranty claims	2,490	2,310
Warranty claims paid	(2,043)	(1,997)

Balance at end of period	$7,883	$5,834

NOTE 7: PENSIONS AND OTHER POSTRETIREMENT BENEFITS

The following tables summarize the costs of the Company’s employee pension and post-retirement plans for the periods indicated.

	Pension Benefits		Other Benefits
	Three months ended		Three months ended
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006
	(in thousands)
Service cost	$2,545	$2,416	$162	$159
Interest cost	1,816	1,587	417	391
Expected return on plan assets	(1,776)	(1,556)	—	—
Amortization of prior service cost	19	19	(336)	(339)
Recognized actuarial loss	173	236	263	234

Net periodic benefit cost	$2,777	$2,702	$506	$445

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8: STOCK PLANS

As of March 31, 2007, the Company sponsors one stock incentive plan with approximately 941 thousand shares available for grant. On February 13, 2007, the 1997 Knoll, Inc. stock incentive plan expired reducing the number of shares available to grant by approximately 8,000. On May 1, 2007, at the Company’s annual shareholder meeting, the shareholders voted and approved a new 2007 stock incentive plan, which will increase the aggregate number of shares available for grant by 2,000,000.

Prior to January 1, 2006, the Company accounted for its stock incentive plan in accordance with APB 25, “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock Based Compensation, and no stock-based employee compensation was reflected in net income in respect of options granted under the existing plans at that time. Effective January 1, 2006 the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method for those unvested options granted after the Company’s initial public offering. The prospective method will be applied to those unvested options issued prior to the Company’s initial public offering that have historically been accounted for under the minimum value method. Such options continue to be accounted for under the provisions of APB 25.

As a result of adopting Statement 123(R), the Company’s income before taxes and net income after taxes for the period ended March 31, 2007, is $0.2 million and $0.1 million lower, respectively, than if it had continued to account for share-based compensation under SFAS No 123 and APB Opinion No. 25. Due to the immateriality of the compensation expense charged, basic and diluted earnings per share were unaffected by the adoption of Statement 123(R).

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Three months ended
	March 31, 2007	March 31, 2006
	(in thousands, except per share data)
Net income—as reported	$14,828	$10,253
Add:
Stock-based employee compensation expense included in reported net income	1,156	1,896
Deduct:
Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(1,274)	(2,125)

As adjusted net income	$14,710	$10,024

Earnings per share:
Basic-as reported	$.31	$.19
Diluted-as reported	$.30	$.19
Basic-as adjusted	$.31	$.19
Diluted-as adjusted	$.30	$.19

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 9: OTHER COMPREHENSIVE INCOME

Comprehensive income (loss) consists of net earnings, plus other comprehensive income which includes pension liability adjustments and foreign currency translation adjustments. Comprehensive income was approximately $15.6 million and $10.2 million for the three months ended March 31, 2007 and March 31, 2006, respectively. The following presents the components of “Accumulated Other Comprehensive Income (Loss)” for the period indicated, net of tax (in thousands).

Three months ended:	Beginning Balance	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Ending Balance
March 31, 2007
Pension funded status adjustment	$(12,275)	$—	$—	$—	$(12,275)
Foreign currency translation adjustment	14,486	727	—	727	15,213

Accumulated other comprehensive income (loss), net of tax	$2,211	$727	$—	$727	$2,938

NOTE 10: COMMON STOCK AND EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the additional dilution for all shares and potential shares issued under the stock incentive plans.

	Three months ended
	March 31, 2007	March 31, 2006
Weighted average shares of common stock outstanding—basic	47,730	52,778
Potentially dilutive shares resulting from stock plans	1,376	1,375

Weighted average common shares—diluted	49,106	54,153

Antidilutive options not included in the weighted average common shares-diluted	475	—

Common stock activity for the three months ended March 31, 2007 and 2006 included the repurchase of approximately 584,766 shares for $13.5 million and 824,217 shares for $16.3 million, respectively. For the three months ended March 31, 2007 and 2006 common stock activity also included the issuance of 1,401,410 shares for $12.5 million and 1,660,633 shares for $16.3 million, respectively, under the Company’s stock incentive plans.

On February 12, 2007, one-sixth of the restricted share awards granted in December 2004 vested based on the achievement of certain operating profit targets. 98,772 of these shares were forfeited by the holders of the restricted shares to cover applicable taxes paid on their behalf by the Company. These shares were sold to treasury for approximately $2.3 million. These amounts are included in the total repurchases noted above.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations provides an account of our financial performance and financial condition that should be read in conjunction with the accompanying unaudited condensed consolidated financial statements.

Overview

The first quarter of 2007 proved to be another successful quarter of growth. Our 13.7% increase in year-over-year sales for the quarter represents our 9th consecutive quarter of double digit growth. For the third year in a row our sales are growing faster than the industry. We have experienced top line growth across all product categories and geographies and continue to push our international efforts. Our major growth initiatives from leveraging our broad systems base to expanding our complementary products and specialty sales all helped to contribute to this increase in sales.

This quarter also showed improvements in our margins. Gross margins for this quarter increased to 34.1% from 32.0% a year ago and operating margins increased from 10.1% in the first quarter of 2006 to 12.4% in the first quarter of 2007. These results are due to improvements in efficiency and on-time performance as we benefit from actions taken to expand capacity. In addition, actions taken to improve pricing coupled with moderating headwinds from inflation and foreign currency exchange are also helping drive margins back up towards levels we would be expecting to achieve, given our premium brand position in the industry.

The macro-economic drivers of our industry remain positive. The Business Institutional Furniture Manufacturer’s Association’s (BIFMA) most recent forecast indicates that industry growth will continue through 2008 as trends in corporate profitability, service sector employment and office space absorption remain conducive to increased demand for office furniture.

Overall we are very pleased with our top line performance, gross margin expansion and increased earnings as well as the continued strong business activity and continued success of our growth strategy.

Critical Accounting Policies

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses and the disclosure of certain contingent assets and liabilities. Actual results may differ from such estimates. On an ongoing basis, we review our accounting policies and procedures. A more detailed review of our critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2006. During the first quarter of 2007, there have been no material changes in our accounting policies and procedures with the exception of FIN 48.

Results of Operations

Comparison of First Quarter Ended March 31, 2007 to First Quarter Ended March 31, 2006

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Consolidated Statement of Operations Data (in thousands):
Net Sales	$247,947	$218,100
Gross Profit	84,528	69,773
Operating Income	30,780	21,937
Interest Expense	6,492	5,347
Other (Expense) Income, net	(376)	237
Income Tax Expense	9,084	6,574

Net Income	$14,828	$10,253

Statistical and Other Data:
Sales Growth From Comparable Prior Year	13.7%	21.8%
Gross Profit Margin	34.1%	32.0%
Backlog	$193,544	$174,122

Sales

Sales for the first quarter of 2007 were $247.9 million, an increase of $29.8 million, or 13.7%, from sales of $218.1 million for the same period in the prior year. Approximately $7.1 million of the increase is due to previously implemented price increases impacting sales in the current quarter.

The increase in sales for the first quarter of 2007 was spread across all product categories and with all product categories experiencing double digit growth. The quarter ended March 31, 2007 marked the 12th consecutive quarter of year-over-year growth.

At March 31, 2007, our sales backlog was $193.5 million, an increase of $19.4 million, or 11.2%, from our sales backlog of $174.1 million as of March 31, 2006.

Gross Profit and Operating Income

Gross profit for the first quarter of 2007 was $84.5 million, an increase of $14.7 million, or 21.1%, from gross profit of $69.8 million for the first quarter ended March 31, 2006. Operating income for the first quarter of 2007 was $30.8 million, an increase of $8.9 million, or 40.6%, from operating income of $21.9 million for the first quarter of 2006. As a percentage of sales, gross profit increased from 32.0% for the first quarter of 2006 to 34.1% for the first quarter of 2007. Operating income as a percentage of sales increased from 10.1% in the first quarter of 2006 to 12.4% over the same period of 2007.

The increase in gross margin is due largely to improved price realization, increased volume allowing for better absorption of fixed costs and lower material costs as a result of our global sourcing initiatives. Factory efficiencies, moderating raw material inflation and reduced foreign exchange impact also helped to improve our margins.

Operating expenses for the first quarter 2007 were $53.7 million, or 21.7% of sales, compared to $47.8 million, or 21.9% of sales, for the first quarter 2006. The increase in operating dollars during the first quarter of 2007 was due to investments in growth initiatives and higher variable sales and incentive compensation as a result of increased sales levels and higher operating profits. First quarter 2006 operating expenses included $392 thousand of costs related to our February 2006 secondary stock offering.

Interest Expense

Interest expense for the quarter ended March 31, 2007 was $6.5 million, an increase of $1.2 million from the same period in 2006. The increase in interest expense is largely due to the increased average debt for the quarter and higher interest rates. The weighted average interest rate for the first quarter of 2007 was 7.2%. The weighted average interest rate for the same period of 2006 was 6.8%.

Other (Expense) Income, net

Other expense for the first quarter of 2007 was $0.4 million. Other income for the first quarter of 2006 was $0.2 million. The decrease from the first quarter 2006 was primarily due to foreign exchange gains and losses on currency.

Income Tax Expense

The mix of pretax income and the varying effective tax rates in the countries in which we operate directly affects our consolidated effective tax rate. Our mix of pretax income was primarily responsible for the net decrease in the effective tax rate from 39.1% in the first quarter of 2006 to 38.0% for the same period in 2007.

Liquidity and Capital Resources

The following table highlights certain key cash flows and capital information pertinent to the discussion that follows:

	March 31, 2007	March 31, 2006
	(in thousands)
Cash provided (used in) by operating activities	$2,040	$(15,230)
Capital expenditures	3,002	1,186
Net cash used in investing activities	3,002	1,186
Purchase of common stock	13,491	16,299
Net borrowings of debt	6,280	16,375
Payment of dividend	5,272	5,153
Net proceeds from issuance of stock	12,229	16,293
Net cash provided by financing activities	5,077	17,515

Historically, we have carried significant amounts of debt, and cash generated by operating activities has been used to fund working capital, capital expenditures, repurchase shares and scheduled payments of principal and debt service. Our capital expenditures are typically for new product tooling and manufacturing equipment. These capital expenditures support new products and continuous improvements in our manufacturing processes.

We use our revolving credit facility in the ordinary course of business to fund our working capital needs, and at times make significant borrowings and repayments under the revolving facility depending on our cash needs and availability at such time.

Year to date net cash provided by operations was $2.0 million, of which $20.9 million was provided from net income plus non-cash amortizations and stock-based compensation, offset by ($18.9) million of changes in working capital and non-current assets and liabilities. Due to our higher sales and increased production demands at quarter end, inventories increased by approximately $5.9 million and liabilities decreased by approximately $11.0 million primarily due to employee compensation and income tax payments. We expect this first quarter increase in working capital to abate throughout the year as shipments and production normalize and compensation and income tax accruals increase. Cash used in operating activities was $15.2 million in the first quarter of 2006.

For the first quarter of 2007, we used available cash from financing activities, including $12.2 million of proceeds from the issuance of common stock and $6.3 of net borrowings, to fund $3.0 million in capital expenditures, repurchase $13.5 million of common stock for treasury, fund a dividend payment to shareholders totaling $5.3 million and fund working capital. For the first quarter of 2006, we used available cash from financing activities, including $16.3 million of proceeds from the issuance of common stock and $16.4 of net borrowings, to fund $1.2 million in capital expenditures, repurchase $16.3 million of common stock for treasury, fund a dividend payment to shareholders totaling $5.2 million and fund working capital.

Cash used in investing activities was $3.0 million for the first quarter of 2007 and $1.2 million for the same period in 2006. Fluctuations in cash used in investing activities are primarily attributable to the levels of capital expenditures. We estimate that our capital expenditures in 2007 will be approximately $20.0 million.

We are currently in compliance with all of the covenants and conditions under our credit facility. We believe that existing cash balances and internally generated cash flows, together with borrowings available under our revolving credit facility, will be sufficient to fund normal working capital needs, capital spending requirements, debt service requirements and dividend payments for at least the next twelve months. In addition, we believe that we will have adequate funds available to meet long-term cash requirements and that we will be able to comply with the covenants under the credit facility. Future principal debt payments may be paid out of cash flows from operations, from future refinancing of our debt or from equity issuances. However, our ability to make scheduled payments of principal, to pay interest on or to refinance our indebtedness, to satisfy our other debt obligations and to pay dividends to stockholders will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

Environmental Matters

Our past and present business operations and the past and present ownership and operation of manufacturing plants on real property are subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste and the cleanup of properties affected by hazardous substances. As a result, we are involved from time-to-time in administrative and judicial proceedings and inquiries relating to environmental matters and could become subject to fines or penalties related thereto. We cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist. Compliance with more stringent laws or regulations, or stricter interpretation of existing laws, may require additional expenditures by us, some of which may be material. We have been identified as a potentially responsible party pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) for remediation costs associated with waste disposal sites that we previously used. The remediation costs and our allocated share at some of these CERCLA sites are unknown. We may also be subject to claims for personal injury or contribution relating to CERCLA sites. We reserve amounts for such matters when expenditures are probable and reasonably estimable.

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

Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, principally in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Statements and financial discussion and analysis contained in this Form 10-Q that are not historical facts are forward-looking statements. These statements discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to us, based on our current beliefs as well as assumptions made by us and information currently available to us. Forward-looking statements generally will be accompanied by words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “forecast”, “intend”, “may”, “possible”, “potential”, “predict”, “project”, or other similar words, phrases or expressions. Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation: the risks described under Item 1A and in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2006; changes in the financial stability of our clients or the overall economic environment, resulting in decreased corporate spending and service sector employment; changes in relationships with clients; the mix of products sold and of clients purchasing our products; the success of new technology initiatives; changes in business strategies and decisions; competition from our competitors; our ability to recruit and retain an experienced management team; changes in raw material prices and availability; restrictions on government spending resulting in fewer sales to one of our largest customers; our debt restrictions on spending; our ability to protect our patents, copyrights and trademarks; our reliance on furniture dealers to produce sales; lawsuits arising from patents, copyrights and trademark infringements; violations of environment laws and regulations; potential labor disruptions; adequacy of our insurance policies; the availability of future capital; and currency rate fluctuations. The factors identified above are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement. Unpredictable or unknown factors could also have material adverse effects on us. All forward-looking statements included in this Form 10-Q are expressly qualified in their entirety by the foregoing cautionary statements. Except as required under the Federal securities laws and rules regulations of the SEC, we undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We provided a discussion of our market risk in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2006. During the first three months of 2007, there was no substantive change in our market risk except for the items noted below. This discussion should be read in conjunction with Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2006.

During the normal course of business, we are routinely subjected to market risk associated with interest rate movements and foreign currency exchange rate movements. Interest rate risk arises from our debt obligations and related interest rate hedge agreements. Foreign currency exchange rate risk arises from our non-U.S. operations and purchases of inventory from foreign suppliers.

We also have risk in our exposure to certain material and transportation costs. Our largest raw material costs are for steel and plastics. Steel is the primary raw material used in the manufacture of our products. The prices of plastic, another significant raw material used in the manufacture of our products, are sensitive to the cost of oil, which has increased significantly in recent history. For the first quarter of 2007, material inflation was $1.6 million. Transportation inflation for the quarter was minimal. We continue to work to attempt to offset these price changes in raw materials and transportation through our global sourcing initiatives, cost improvements and product price increases.

Interest Rate Risk

We have both fixed and variable rate debt obligations that are denominated in U.S. dollars. Changes in interest rates have different impacts on the fixed and variable-rate portions of the debt. A significant change in interest rates could have a large impact on the interest incurred and cash paid on the variable-rate debt. The weighted average rate for the first quarter of 2007 was 7.2%. The weighted average rate for the same period of 2006 was 6.8%.

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

Foreign Currency Exchange Rate Risk

We manufacture our products in the United States, Canada and Italy, and sell our products primarily in those markets as well as in other European countries. Our foreign sales and certain expenses are transacted in foreign currencies. Our production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. Additionally, as we report currency in the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the Canadian dollar and the Euro. Approximately 12.6% of our revenues for the first quarter 2007 and 11.8% in the same period for 2006, and 38.0% of our cost of goods sold for the first quarter of 2007 and 36.2 % in the same period of 2006, were denominated in currencies other than the U.S. dollar. Foreign currency exchange rate fluctuations resulted in a $549 thousand loss in the first quarter of 2007 and had a minimal impact on the first quarter of 2006.

From time to time, we enter into foreign currency forward exchange contracts and foreign currency option contracts for other than trading purposes in order to manage our exposure to foreign exchange rates associated with short-term operating receivables of a Canadian subsidiary that are payable by our U.S. operations. The terms of these contracts are generally less than a year. Changes in the fair value of such contracts are reported in earnings in the period the value of the contract changes. In January 2007, we entered into a one-month short-term forward contract, having a valuation date as of the end of the month. The contract settled on February 1, 2007 at a cost of approximately $611 thousand. As of March 31, 2007, we had no outstanding foreign currency contracts.

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

Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II — OTHER INFORMATION

ITEM 1A.	RISK FACTORS

During the first quarter of 2007, there were no material changes in the risk factors disclosed in our Annual Report on Form 10-K report for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS

Repurchases of Equity Securities

The following is a summary of share repurchase activity during the three months ended March 31, 2007.

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

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as part of publicly Announced Plans or Programs (1)		Maximum Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1)
January 1, 2007 – January 31, 2007	119,372		21.69	119,372	(2)	34,821,944
February 1, 2007 – February 28, 2007	307,323	(3)	23.42	208,551	(2)	34,821,944
March 1, 2007 – March 31, 2007	158,071		23.40	158,071	(2)	34,821,944

Total	584,766			485,994

(1)	There is no limit on the number or value of shares that may be purchased by us under the Options Proceeds Program. Under our $50.0 million stock repurchase program, we are only authorized to spend an aggregate of $50.0 million on stock repurchases. Amounts in this column represent the amounts that remain available under the $50.0 million stock repurchase program as of the end of the period indicated. There is no scheduled expiration date for the Option Proceeds Program or the $50.0 million stock repurchase program, but our board of directors may terminate either program in the future.
(2)	These shares were purchased under the Options Proceeds Program.
(3)	In February 2007, 264,329 shares of outstanding restricted stock vested. 98,772 of the shares contained in this column were forfeited by holders of the restricted shares to cover applicable taxes paid on their behalf by the Company.

ITEM 6.	EXHIBITS

Exhibit Number	Description
10.1(a)	Knoll, Inc. 2007 Stock Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 4, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOLL, INC.
(Registrant)

Date: May 10, 2007

By:	/s/ Andrew B. Cogan
Andrew B. Cogan
Chief Executive Officer

Date: May 10, 2007

By:	/s/ Barry L. McCabe
Barry L. McCabe
Chief Financial Officer