Form 10-Q
period 2007-06-30
KNOLL INC
filed 2007-08-09
CIK 1011570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 3, 2007, there were 49,981,646 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

KNOLL, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KNOLL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,068	$16,038
Customer receivables, net	127,120	132,970
Inventories	82,822	75,930
Deferred income taxes	8,986	13,416
Prepaid and other current assets	7,474	10,030

Total current assets	246,470	248,384

Property, plant, and equipment, net	138,514	137,729
Goodwill, net	45,010	44,637
Intangible assets, net	194,227	193,654
Other non-trade receivables	2,660	3,835
Other noncurrent assets	3,555	3,898

Total Assets	$630,436	$632,137

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$118	$2,996
Accounts payable	68,305	72,567
Income taxes payable	2,331	16,317
Other current liabilities	76,977	79,334

Total current liabilities	147,731	171,214

Long-term debt	328,525	347,320
Deferred income taxes	41,269	41,665
Postretirement benefits other than pensions	27,889	26,636
Pension liability	27,848	27,633
International retirement obligation	5,434	5,243
Other noncurrent liabilities	10,696	8,042

Total liabilities	589,392	627,753

Stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 49,980,946 issued and outstanding (net of 7,608,600 treasury shares) in 2007 and 49,037,660 shares issued and outstanding (net of 6,348,764 treasury shares) in 2006	500	490
Additional paid-in-capital	12,556	4,409
Retained earnings (deficit)	18,776	(2,726)
Accumulated other comprehensive income	9,212	2,211

Total stockholders' equity	41,044	4,384

Total Liabilities and Stockholders' Equity	$630,436	$632,137

See accompanying notes to the condensed consolidated financial statements

KNOLL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Sales	$272,089	$247,476	$520,036	$465,576
Cost of sales	178,700	168,511	342,119	316,838

Gross profit	93,389	78,965	177,917	148,738
Selling, general, and administrative expenses	55,754	49,729	109,502	97,565

Operating Income	37,635	29,236	68,415	51,173
Interest expense	6,463	5,449	12,955	10,796
Other (expense) income, net	(2,737)	525	(3,113)	762

Income before income tax expense	28,435	24,312	52,347	41,139
Income tax expense	10,921	9,560	20,005	16,134

Net Income	$17,514	$14,752	$32,342	$25,005

Net earnings per share
Basic	$0.36	$0.29	$0.67	$0.49
Diluted	$0.35	$0.28	$0.66	$0.47
Dividends per share	$0.11	$0.10	$0.22	$0.20

Weighted-average shares outstanding:
Basic	48,442,239	51,436,922	48,088,019	51,283,364
Diluted	49,602,989	53,168,659	49,337,304	53,060,358

See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$32,342	$25,005
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	9,807	9,667
Amortization of intangible assets	663	331
Write-off of deferred financing fees	1,195	—
Unrealized foreign currency loss	1,548	445
Stock based compensation	2,356	2,448
Other non-cash items	70	103
Changes in assets and liabilities:
Customer receivables	6,435	(19,055)
Inventories	(5,258)	(17,440)
Accounts payable	(5,119)	7,239
Current and deferred income taxes	(10,439)	(913)
Other current assets	1,318	(3,937)
Other current liabilities	(3,533)	(700)
Other noncurrent assets and liabilities	5,725	2,731

Cash provided by operating activities	37,110	5,924

CASH FLOWS FOR INVESTING ACTIVITIES
Capital expenditures	(6,904)	(3,224)
Proceeds from the sale of assets	—	3

Cash used in investing activities	(6,904)	(3,221)

CASH FLOWS FOR FINANCING ACTIVITIES
Proceeds from revolving credit facilities, net	233,000	39,500
Repayment of long-term debt	(254,685)	(31,250)
Deferred financing fees	(2,431)	—
Payment of dividends	(10,617)	(10,282)
Proceeds from the issuance of common stock	28,019	18,228
Purchase of common stock for treasury	(29,801)	(26,516)
Tax benefit from the exercise of stock options	8,956	6,984

Cash used in financing activities	(27,559)	(3,336)

Effect of exchange rate changes on cash and cash equivalents	1,383	1,073

Increase in cash and cash equivalents	4,030	440

Cash and cash equivalents at beginning of period	16,038	10,695

Cash and cash equivalents at end of period	$20,068	$11,135

See accompanying notes to the condensed consolidated financial statements

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

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

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 3: INVENTORIES

Inventories, net consist of:

	June 30, 2007	December 31, 2006
	(in thousands)
Raw Materials	$43,928	$42,476
Work-in-Process	8,012	7,952
Finished Goods	30,882	25,502

	$82,822	$75,930

Inventory reserves for obsolescence and other estimated losses were $6,753 and $6,462 at June 30, 2007 and December 31, 2006, respectively.

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

Included in the balance of unrecognized tax benefits at January 1, 2007, is approximately $900 thousand related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a potential decrease in unrecognized tax benefits comprised of items related to expiring statutes of limitations in federal and state jurisdictions.

As of January 1, 2007 and June 30, 2007, the Company is subject to U.S. Federal income tax examinations for the tax years 2003 through 2005, and to non-U.S. income tax examinations for the tax years 1999 to 2006. In addition, the Company is subject to state and local income tax examinations for the tax years 2000 through 2005.

As of June 30, 2007 the Company had unrecognized tax benefits of approximately $3.1 million. The entire amount of the unrecognized tax benefits would affect the effective tax rate if recognized.

At June 30, 2007, the Company had accrued $0.6 million for the potential payment of interest and penalties.

Included in the balance of unrecognized tax benefits at June 30, 2007, is approximately $1.2 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a potential decrease in unrecognized tax benefits comprised of items related to expiring statutes of limitations in federal and state jurisdictions.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provisions for the three months and six months ended June 30, 2007 and 2006 were based on the estimated effective tax rates applicable for the full years ending December 31, 2007 and 2006, after giving effect to items specifically related to the interim periods. The Company’s effective tax rate was 38% for the three months ended June 30, 2007 and for the six months ended June 30, 2007. The Company’s effective tax rate was 39% for the three and six months ended June 30, 2006. The Company’s effective tax rate is affected by the mix of pretax income and the varying effective tax rates of the tax jurisdictions in which it operates.

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

The 2004 interest rate cap agreement set a maximum interest rate on a notional amount and utilized LIBOR as a variable-rate reference. Under the cap agreement, the Company paid a premium of $425 thousand for a cap rate of 4.25% on $162.5 million of the Company’s borrowing under the credit facility. The Company elected not to apply hedge accounting under SFAS No. 133, to the interest rate cap agreement. As such, the change in fair value of the contract was reported in earnings in the period the value of the contract changed as a component of other income (expense).

The fair values of the Company’s derivative instruments included in non-current assets are $14 thousand and $71 thousand at June 30, 2007 and December 31, 2006, respectively.

The change in the fair values of the Company’s derivative instruments and the adjustment to interest expense are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	(in thousands)		(in thousands)
	2007	2006	2007	2006
Interest income	$—	$544	$—	$846
Other expense	(2)	(172)	(57)	(64)
Pre-tax other comprehensive loss	—	(207)	—	(323)

Aggregate net (expense) benefit	$(2)	$165	$(57)	$459

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

As of June 30, 2007, the Company had no outstanding foreign currency contracts. In January, the Company entered into a one-month short-term forward contract, having a valuation date as of the end of the month. The contract settled on February 1, 2007 at a cost of approximately $611 thousand.

As of June 30, 2006, the Company had no outstanding foreign currency contracts but did enter into one-month short-term contracts in each month of the quarter having valuation dates as of the end of each month with settlements to be paid or received on the first business day of the following month. During the second quarter and six months ended June 30, 2006, the Company received a net settlement of approximately $1.0 million and recorded a related net realized gain.

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

At June 30, 2007, the Company employed a total of 4,147 people. Approximately 13.6% of the employees are represented by unions. The Grand Rapids, Michigan plant is the only unionized plant within the U.S and has an agreement with the Carpenters Union, Local 1615, of the United Brotherhood of Carpenters and Joiners of America, Affiliate of the Carpenters Industrial Council (the Union), covering approximately 373 hourly employees. The Collective Bargaining Agreement expires August 27, 2011. Certain workers in the facilities in Italy are also represented by unions.

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

	Six Months Ended
	June 30, 2007	June 30, 2006
	(in thousands)
Balance at beginning of period	$7,436	$5,521
Provision for warranty claims	5,917	4,757
Warranty claims paid	(4,635)	(3,891)

Balance at end of period	$8,718	$6,387

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 7: PENSIONS

The following tables summarize the costs of the Company’s employee pension and post retirement plans for the periods indicated.

	Pension Benefits		Other Benefits
	Three months ended		Three months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(in thousands)
Service cost	$2,545	$2,416	$162	$159
Interest cost	1,816	1,587	417	391
Expected return on plan assets	(1,776)	(1,556)	—	—
Amortization of prior service cost	19	19	(336)	(339)
Recognized actuarial loss	173	236	263	234

Net periodic benefit cost	$2,777	$2,702	$506	$445

	Pension Benefits		Other Benefits
	Six months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(in thousands)
Service cost	$5,090	$4,832	$324	$318
Interest cost	3,632	3,174	834	782
Expected return on plan assets	(3,552)	(3,112)	—	—
Amortization of prior service cost	38	38	(672)	(678)
Recognized actuarial loss	346	472	526	468

Net periodic benefit cost	$5,554	$5,404	$1,012	$890

NOTE 8: STOCK PLANS

As of June 30, 2007, the Company sponsors two stock incentive plan with approximately 2,940,667 shares available for grant. Prior to January 1, 2006, the Company accounted for its stock incentive plan in accordance with APB 25, “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock Based Compensation, and no stock-based employee compensation was reflected in net income with respect to options granted under the existing plans at that time. Effective January 1, 2006 the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method for those unvested options granted after the Company’s initial public offering. The prospective method will be applied to those unvested options issued prior to the Company’s initial public offering that have historically been accounted for under the minimum value method. Such options continue to be accounted for under the provisions of APB 25.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As a result of adopting Statement 123(R), the Company’s income before taxes and net income after taxes for the three months ended June 30, 2007, is $0.4 million and $0.2 million lower, respectively, than if it had continued to account for share-based compensation under SFAS No 123 and APB Opinion No. 25. The Company’s income before taxes and net income after taxes for the six months ended June 30, 2007, is $0.6 million and $0.4 million lower, respectively, than if it had continued to account for share-based compensation under SFAS No. 123 and APB Opinion No. 25. For the three months ended June 30, 2007 both basic earnings per share and diluted earnings per share would have been $.01 higher had the Company not adopted Statement 123(R). For the six months ended June 30, 2007 basic earnings per share would have been $.02 higher and diluted earnings per share would have been $.01 higher had the Company not adopted Statement 123(R).

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(in thousands, except per share data)
Net income-as reported	$17,514	$14,752	$32,342	$25,005

Add:
Stock-based employee compensation expense included in reported net income	1,277	763	2,433	2,659

Deduct:
Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(1,425)	(948)	(2,699)	(3,070)

As adjusted net income	$17,366	$14,567	$32,076	$24,594

Earnings per share:
Basic-as reported	$.36	$.29	$.67	$.49
Diluted-as reported	$.35	$.28	$.66	$.47
Basic-as adjusted	$.36	$.28	$.67	$.48
Diluted-as adjusted	$.35	$.27	$.65	$.46

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 9: OTHER COMPREHENSIVE INCOME

Comprehensive income consists of net earnings plus other comprehensive income which includes foreign currency translation adjustments and pension liability adjustments. Comprehensive income was approximately $23.8 million and $18.8 million for the three months ended June 30, 2007 and June 30, 2006, respectively. For the six months ended June 30, 2007 and June 30, 2006, comprehensive income totaled $39.3 million and $29.0 million, respectively. The following presents the components of “Accumulated Other Comprehensive Income” for the period indicated, net of tax (in thousands).

	Beginning Balance	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Ending Balance
Six months ended:
June 30, 2007
Pension funded status adjustment	$(12,275)	$—	$—	$—	$(12,275)
Foreign currency translation adjustment	14,486	7,001	—	7,001	21,487

Accumulated other comprehensive income, net of tax	$2,211	$7,001	$—	$7,001	$9,212

NOTE 10: COMMON STOCK AND EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the additional dilution for all shares and potential shares issued under the stock incentive plans.

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(in thousands)
Weighted average shares of common stock outstanding-basic	48,442	51,437	48,088	51,283
Potentially dilutive shares resulting from stock plans	1,161	1,732	1,249	1,777

Weighted average common shares-diluted	49,603	53,169	49,337	53,060

Antidilutive options not included in the weighted average common shares-diluted	220	50	475	50

Common stock activity for the six months ended June 30, 2007 and 2006, included the repurchase of approximately 1,259,836 shares for $29.8 million and 1,354,681 shares for $26.5 million, respectively. For the six months ended June 30, 2007 and 2006, common stock activity also included the issuance of 2,375,785 shares for $27.0 million and 1,840,610 shares for $18.2 million, respectively, under the Company’s stock based compensation plans.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 11: INDEBTEDNESS

The Company’s long-term debt is summarized as follows:

	June 30, 2007	December 31, 2006
	(in thousands)
Term loans, variable rate (7.11% at December 31, 2006)	$—	$254,685
Revolving loans, variable rate (8.25% at June 30, 2007 and 6.85% at December 31, 2006)	328,000	95,000
Other	643	631

Total	328,643	350,316
Less current maturities	(118)	(2,996)

Long-term debt	$328,525	$347,320

On June 29, 2007, the Company completed the refinancing of its existing credit facility with a new $500 million revolving credit facility maturing in June 2013. The Company may use the new revolving line of credit for general corporate purposes, including strategic acquisitions, stock buy backs and cash dividends. Under the Company’s new credit agreement, the Company can increase its revolving credit facility by up to $200 million subject to certain limitations and satisfaction of certain conditions, including compliance with certain financial covenants.

Loans made pursuant to the revolving credit facility may be borrowed, repaid and reborrowed from time to time until June 2013, subject to satisfaction of certain conditions on the date of any such borrowing. Obligations under the credit facility are secured by a first priority security interest in (i) the capital stock of each present and future subsidiary (with limitations on foreign subsidiaries) and (ii) all present and future property and assets of the Company (with various limitations and exceptions). Borrowings under the credit agreement bear interest at a floating rate based, at the Company’s option, upon (i) a LIBOR rate plus an applicable percentage or (ii) the greater of the federal funds rate plus 0.50% or the prime rate as announced by the facility’s lender.

The senior credit agreement contains a letter of credit subfacility that allows for the issuance of letters of credit and swing-line loans. Subject to the ability to increase the credit facility by up to $200 million as mentioned above, the sum of the outstanding revolver balance plus any outstanding letters of credit and swing-line loans cannot exceed $500,000,000. The amount available for borrowing under the revolving credit facility is reduced by the total outstanding letters of credit and swing-line loans.

The Company is required to pay a commitment fee equal to a rate per annum calculated as the product of the applicable rate based upon the Company’s leverage ratio as set forth in the credit agreement, times the unused portion of the revolving credit facility. In addition, the Company is required to pay a letter of credit fee equal to the applicable rate as set forth in the credit agreement times the daily maximum amount available to be drawn under such letter of credit.

In addition, the credit agreement also contains various affirmative and negative covenants that among other things, limit, subject to certain exceptions, the incurrence of additional indebtedness and capital expenditures in excess of a specified amount in any fiscal year. The Company was in compliance with the credit agreement covenants at June 30, 2007.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Maturities

Aggregate maturities of the Company’s indebtedness as of June 30, 2007 are as follows (in thousands):

2007	$118
2008	121
2009	125
2010	130
2011	149
Subsequent years	328,000

$328,643

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations provides a discussion of our financial performance and financial condition that should be read in conjunction with the accompanying unaudited condensed consolidated financial statements

Overview

This quarter we continued to generate better than industry revenue growth. Year-to-date sales are up 11.7% versus 5.0% year–to-date growth for the industry. Net sales were $272.1 million for the quarter, an increase of 9.9% from the second quarter of 2006. We also were able to expand our operating margins which were up 200 basis points to 13.8% for the quarter. Gross margin expanded by 240 basis points to 34.3% for the quarter. Net income was $17.5 million and earnings per share was $0.36 for the quarter.

The increase in our gross margins can be attributed to better pricing, moderating inflation, and improved factory performance. All of these factors helped to offset the negative effect of the strengthening Canadian Dollar.

Operating expenses were $55.8 million, or 20.5% of sales, compared to $49.7 million, or 20.0% of sales, a year ago. Increased compensation on higher sales volumes and increased growth initiative spending in product development and sales have lead to the increase.

This quarter we refinanced our existing credit agreement to, among other things, give us greater flexibility to invest in new products, strategic acquisitions, stock buybacks and/or increase cash dividends. The new credit agreement is a $500 million all revolver facility. This new facility will lower our borrowing costs from an approximate average of LIBOR plus 162 basis points to LIBOR plus 100 basis points. In connection with this refinancing we wrote-off approximately $1.2 million of deferred financing fees associated with the old facility. Our current debt is $328.6 million.

As we enter into the remaining half of the year we will continue to benefit from our growth initiatives and expect some further top line growth. We continue to see positive macro-economic fundamentals but we expect industry growth to moderate. We believe this moderation will be combated by our new product offerings and expanded international initiatives and which will allow us to continue to maximize profitability and expand our business.

Critical Accounting Policies

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses and the disclosure of certain contingent assets and liabilities. Actual results may differ from such estimates. On an ongoing basis, we review our accounting policies and procedures. A more detailed review of our critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2006. During the first two quarters of 2007, there have been no material changes in our accounting policies and procedures with the exception of the adoption of FIN 48.

Results of Operations

Comparison of the Three Months and Six Months Ended June 30, 2007 and 2006

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(in thousands)
Consolidated Statement of Operations Data:
Net Sales	$272,089	$247,476	$520,036	$465,576
Gross Profit	93,389	78,965	177,917	148,738
Operating Income	37,635	29,236	68,415	51,173
Interest Expense	6,463	5,449	12,955	10,796
Other (Expense) Income, net	(2,737)	525	(3,113)	762
Income Tax Expense	10,921	9,560	20,005	16,134

Net Income	$17,514	$14,752	$32,342	$25,005

Statistical and Other Data:
Sales Growth from Comparable Prior Period	9.9%	25.2%	11.7%	23.5%
Gross Profit Margin	34.3%	31.9%	34.2%	32.0%
Backlog	$174,148	$169,607	$174,148	$169,607

Sales

Sales for the second quarter of 2007 were $272.1 million, an increase of $24.6 million, or 9.9%, from sales of $247.5 million for the same period in the prior year. Sales for the six months ended June 30, 2007 were $520.0 million, an increase of $54.5 million, or 11.7%, over the first six months of 2006. The increase in sales for the three months and six months ended June 30, 2007 represents increased volume across all product categories. Previously implemented price increases contributed $9.9 million of the increase for the quarter ended June 30, 2007 and $17.0 million for the six months ended June 30, 2007.

At June 30, 2007, sales backlog was $174.1 million, an increase of $4.5 million, or 2.7%, from sales backlog of $169.6 million as of June 30, 2006.

Gross Profit and Operating Income

Gross profit for the second quarter of 2007 was $93.4 million, an increase of $14.4 million or 18.3% from gross profit of $79.0 million for the second quarter of 2006. Gross profit for the six months ended June 30, 2007 was $177.9 million, an increase of $29.2 million or 19.6% from gross profit of $148.7 million for the same period in the prior year. Operating income for the second quarter of 2007 was $37.6 million, an increase of $8.4 million or 28.8% from operating income of $29.2 million for the second quarter of 2006. Operating income for the six months ended June 30, 2007 was $68.4 million, an increase of $17.2 million or 33.6% from operating income of $51.2 million for the same period in 2006. As a percentage of sales, gross profit increased from 31.9% for the second quarter of 2006 to 34.3% for the second quarter of 2007. Operating income as a percentage of sales increased from 11.8% in the second quarter of 2006 to 13.8% for the same period of 2007. For the six months ended June 30, gross profit as a percentage of sales increased from 32.0% in 2006 to 34.2% in 2007. Operating income as a percentage of sales increased from 11.0% in the first six months of 2006 to 13.2% in the first six months of 2007.

The increase in gross margin resulted from better pricing, moderating inflation, and improved factory performance. Increased volumes allowed for better absorption of fixed costs and global sourcing initiatives resulted in lower material costs.

Operating expenses for the second quarter 2007 were $55.8 million, or 20.5% of sales, compared to $49.7 million, or 20.1% of sales, for the second quarter 2006. Operating expenses for the six months ended June 30, 2007 were $109.5 million or 21.1% of sales compared to $97.6 million or 21.0% of sales for the same period in 2006. The increase in operating expense dollars for the quarter and six months ended June 30, 2007 as compared with the prior year periods was due to investments made in growth initiatives and higher variable sales and incentive compensation as a result of increased sales levels and higher operating profits.

Interest Expense

Interest expense for the quarter and six months ended June 30, 2007 was $6.5 million and $13.0 million respectively, an increase of $1.0 million and $2.2 million, respectively, from the same periods in 2006. The increase in interest expense is due the increase in average debt outstanding as a result of the 2006 share buybacks and higher average interest rates.

Other (Expense) Income, net

Other expense for the second quarter of 2007 was $2.7 million. This included $1.2 million related to the write-off of deferred financing fees associated with the refinancing of our old credit facility with a new $500.0 million revolving credit facility during the second quarter of 2007. Other expense also includes $1.7 million of losses from foreign currency translations partially offset by other income. Other income for the second quarter of 2006 was $0.5 million and consisted of losses on foreign currency translations offset by unrealized derivative income.

Income Tax Expense

The mix of pretax income and the varying effective tax rates in the countries in which we operate directly affects our consolidated effective tax rate. The effective tax rate was 38.4% for the second quarter of 2007, as compared to 39.3% for the same period in 2006. The effective tax rate for the six months ended June 30, 2007 was 38.2% and 39.2% for the same period in 2006.

Liquidity and Capital Resources

The following table highlights certain key cash flows and capital information pertinent to the discussion that follows:

	Six Months Ended
	June 30, 2007	June 30, 2006
	(in thousands)
Cash provided by operating activities	$37,110	$5,924
Capital expenditures	6,904	3,224
Net cash used in investing activities	6,904	3,221
Purchase of common stock	29,801	26,516
Net (repayments) borrowings of debt	(21,685)	8,250
Payment of dividend	10,617	10,282
Net proceeds from issuance of stock	28,019	18,228
Net cash used for financing activities	27,559	3,336

Historically, we have carried significant amounts of debt, and cash generated by operating activities has been used to fund working capital, capital expenditures, repurchase shares and scheduled payments of principal and interest under our debt. Our capital expenditures are typically for new product tooling and manufacturing equipment. These capital expenditures support new products and continuous improvements in our manufacturing processes.

We use our revolving credit facility in the ordinary course of business to fund our working capital needs, and at times make significant borrowings and repayments under the revolving facility depending on our cash needs and availability at such time.

On June 29, 2007 we completed the refinancing of our credit facility with a new $500 million revolving credit facility. The new agreement matures in six years and may be used for general corporate purposes, including strategic acquisitions, stock buybacks and cash dividends. Under the new agreement we can also increase our facility by up to $200 million subject to certain limitations and satisfaction of certain conditions. The improved interest rates in the new facility will provide for reduced borrowing costs allowing us to free up cash for other uses.

Year to date net cash provided by operations was $37.1 million, of which $46.8 million was provided from net income plus non-cash amortizations, $1.2 million from the non-cash write-off of deferred financing fees and a use of cash of ($10.9) million from the changes in assets and liabilities, primarily income taxes.

For the six month period ended June 30, 2007, we used available cash, including the $37.1 million of net cash from operating activities and $28.0 million of proceeds from the issuance of common stock, to fund $6.9 million in capital expenditures, pay down debt of $21.7 million in conjunction with our debt refinancing, repurchase $29.8 million of common stock for treasury, fund a dividend payment to shareholders totaling $10.6 million and fund working capital.

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

Cash used in investing activities was $6.9 million for the six month period ended June 30, 2007 and $3.2 million for the same period in 2006. Fluctuations in cash used in investing activities are primarily attributable to the levels of capital expenditures. We estimate that our capital expenditures in 2007 will be approximately $20.0 million.

We are currently in compliance with all of the covenants and conditions under our credit facility. We believe that existing cash balances and internally generated cash flows, together with borrowings available under our revolving credit facility, will be sufficient to fund normal working capital needs, capital spending requirements, debt service requirements and dividend payments for at least the next twelve months. In addition, we believe that we will have adequate funds available to meet long-term cash requirements and that we will be able to comply with the covenants under the credit facility. However, our ability to pay interest on or to refinance our indebtedness, to satisfy our other debt obligations and to pay dividends to stockholders will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

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

We provided a discussion of our market risk in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2006. During the first six months of 2007, there was no substantive change in our market risk except for the items noted below. This discussion should be read in conjunction with Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2006.

During the normal course of business, we are routinely subjected to market risk associated with interest rate movements and foreign currency exchange rate movements. Interest rate risk arises from our debt obligations and related interest rate hedge agreements. Foreign currency exchange rate risk arises from our non-U.S. operations and purchases of inventory from foreign suppliers.

We also have risk in our exposure to certain material and transportation costs. Our largest raw material costs are for steel and plastics. Steel is the primary raw material used in the manufacture of our products. The prices of plastic, another significant raw material used in the manufacture of our products, are sensitive to the cost of oil, which has increased significantly in recent history. We continue to work to attempt to offset these price changes in raw materials and transportation costs through our global sourcing initiatives, cost improvements and product price increases.

Interest Rate Risk

We have variable rate debt obligations that are denominated in U.S. dollars. A change in interest rates impacts the interest incurred and cash paid on our variable-rate debt obligations. The weighted average rate as of June 30, 2007 was 7.1%. The weighted average rate as of June 30, 2006 was 7.4%.

We use interest rate hedge agreements for other than trading purposes in order to manage our exposure to fluctuations in interest rates on our variable-rate debt. Our current agreements effectively convert $200 million of our variable-rate debt to a fixed-rate basis, utilizing the three-month London Interbank Offered Rate, or LIBOR, as a floating rate reference. Fluctuations in LIBOR affect both our net financial instrument position and the amount of cash to be paid or received by us, if any, under these agreements.

Foreign Currency Exchange Rate Risk

We manufacture our products in the United States, Canada and Italy, and sell our products primarily in those markets as well as in other European countries. Our foreign sales and certain expenses are transacted in foreign currencies. Our production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. Additionally, as we report currency in the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the Canadian dollar and the Euro. Approximately 12.5% of our revenues for the first half of 2007 and 11.0% in the same period for 2006, and 38.8% of our cost of goods sold for the first half of 2007 and 36.9% in the same period for 2006, were denominated in currencies other than the U.S. dollar. Foreign currency exchange rate fluctuations resulted in a $1.7 million translation loss for the second quarter of 2007 and a $0.2 million translation gain for the same period of 2006. The $1.7 million loss is largely due to the strengthening Canadian dollar. For the six months ended June 30, 2007 and 2006, foreign exchange rate fluctuations included in other income resulted in a $2.3 million translation loss and a $0.3 million translation gain, respectively.

From time to time, we enter into foreign currency forward exchange contracts and foreign currency option contracts for other than trading purposes in order to manage our exposure to foreign exchange rates associated with short-term operating receivables of a Canadian subsidiary that are payable by our U.S. operations. The terms of these contracts are generally less than a year. Changes in the fair value of such contracts are reported in earnings in the period the value of the contract changes. As of June 30, 2007, the Company had no outstanding foreign currency.

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

Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

During the first two quarters of 2007, there have been no new material legal proceedings or changes in the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 1A.	RISK FACTORS

During the first two quarters of 2007, there were no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS

Repurchases of Equity Securities

The following is a summary of share repurchase activity during the three months ended June 30, 2007.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of publicly Announced Plans or Programs		Maximum Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1)
April 1, 2007 – April 30, 2007	132,987	23.70	132,987	(2)	34,821,944
May 1, 2007 – May 31, 2007	467,511	24.26	467,511	(2)	34,821,944
June 1, 2007 – June 30, 2007	74,572	24.25	74,572	(2)	34,821,944

Total	675,070		675,070

(1)	There is no limit on the number or value of shares that may be purchased by us under the Options Proceeds Program. Under our $50.0 million stock repurchase program, we are only authorized to spend an aggregate of $50.0 million on stock repurchases. Amounts in this column represent the amounts that remain available under the $50.0 million stock repurchase program as of the end of the period indicated. There is no scheduled expiration date for the Option Proceeds Program or the $50.0 million stock repurchase program, but our board of directors may terminate either program in the future.
(2)	These shares were purchased under the Options Proceeds Program.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on May 1, 2007, at which:

(a)	The following nominees were elected to serve three-year terms on our board of directors by the following votes:

	Kathleen G. Bradley	Jeffrey A. Harris	John F. Maypole
For	43,856,582	43,014,087	45,302,644
Withheld	2,427,538	3,270,033	981,476

The terms of office for incumbent directors, Burt B. Staniar, Andrew B. Cogan, Stephen F. Fisher, Kewsong Lee, Sarah E. Nash, Anthony P. Terracciano, and Sidney Lapidus, continued after the meeting.

(b)	Ernst and Young LLP was approved as the Company’s independent registered accounting firm for the fiscal year ended December 31, 2007, by the following votes:

Ratification of the Independent Auditors
For	44,679,963
Against	1,549,663
Abstain	54,494
Nonvotes	0

(c)	The 2007 Stock Incentive Plan was approved by the following votes:

2007 Stock Incentive Plan
For	22,238,918
Against	21,082,004
Abstain	70,694
Nonvotes	2,892,504

ITEM 6.	EXHIBITS

Exhibit Number	Description
10.1	Credit Agreements, dated as of June 29, 2007, among Knoll, Inc., the domestic subsidiaries of Knoll, Inc., Bank of America, N.A., Banc of America Securities LLC, HSBC Bank USA, National Association, Citizens Bank and other lenders party thereto (incorporated by reference to Knoll, Inc.’s Current Report of Form 8-K, which was filed with the Securities and Exchange Commission on June 29, 2007).

10.2	Amended and Restated Knoll, Inc. 2007 Stock Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOLL, INC.
(Registrant)

Date: August 9, 2007

By:	/s/ Andrew B. Cogan
Andrew B. Cogan
Chief Executive Officer

Date: August 9, 2007

By:	/s/ Barry L. McCabe
Barry L. McCabe
Chief Financial Officer