Form 10-Q
period 2007-09-30
KNOLL INC
filed 2007-11-09
CIK 1011570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 2, 2007, there were 50,288,369 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

KNOLL, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KNOLL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,731	$16,038
Customer receivables, net	131,136	132,970
Inventories	80,708	75,930
Deferred income taxes	5,248	13,416
Prepaid and other current assets	10,814	10,030

Total current assets	246,637	248,384
Property, plant, and equipment, net	140,665	137,729
Goodwill, net	45,384	44,637
Intangible assets, net	194,085	193,654
Other non-trade receivables	2,410	3,835
Other noncurrent assets	3,351	3,898

Total Assets	$632,532	$632,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$126	$2,996
Accounts payable	62,635	72,567
Income taxes payable	7,145	16,317
Other current liabilities	79,262	79,334

Total current liabilities	149,168	171,214
Long-term debt	308,407	347,320
Deferred income taxes	41,248	41,665
Postretirement benefits other than pensions	28,506	26,636
Pension liability	28,574	27,633
International retirement obligation	5,065	5,243
Other noncurrent liabilities	9,841	8,042

Total liabilities	570,809	627,753

Stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 50,118,928 issued and outstanding (net of 7,621,442 treasury shares) in 2007 and 49,037,660 shares issued and outstanding (net of 6,348,764 treasury shares) in 2006	501	490
Additional paid-in-capital	14,229	4,409
Retained earnings (deficit)	31,677	(2,726)
Accumulated other comprehensive income	15,316	2,211

Total stockholders’ equity	61,723	4,384

Total Liabilities and Stockholders’ Equity	$632,532	$632,137

See accompanying notes to the condensed consolidated financial statements

KNOLL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Sales	$253,962	$243,609	$773,998	$709,185
Cost of sales	165,713	162,389	507,832	479,227

Gross profit	88,249	81,220	266,166	229,958
Selling, general, and administrative expenses	53,967	51,062	163,469	148,627

Operating Income	34,282	30,158	102,697	81,331
Interest expense	5,629	5,983	18,584	16,779
Other (expense) income, net	(794)	(309)	(3,907)	453

Income before income tax expense	27,859	23,866	80,206	65,005
Income tax expense	9,446	8,227	29,451	24,361

Net Income	$18,413	$15,639	$50,755	$40,644

Net earnings per share
Basic	$0.38	$0.32	$1.05	$0.81
Diluted	$0.37	$0.31	$1.03	$0.78
Dividends per share	$0.11	$0.10	$0.33	$0.30
Weighted-average shares outstanding:
Basic	48,568,698	48,689,937	48,250,009	50,409,387
Diluted	49,327,042	50,038,195	49,335,647	52,043,469

See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITES
Net income	$50,755	$40,644
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	14,343	14,260
Amortization of intangible assets	964	497
Loss on disposal of fixed assets	46	7
Write-off of deferred financing fees	1,195	—
Unrealized foreign currency loss	3,955	458
Premium paid for interest rate cap agreement	—	(204)
Stock based compensation	4,102	3,359
Other non-cash items	83	688
Changes in assets and liabilities:
Customer receivables	2,916	(9,150)
Inventories	(2,043)	(20,544)
Accounts payable	(11,822)	3,811
Current and deferred income taxes	(2,586)	1,865
Other current assets	(1,485)	(2,770)
Other current liabilities	(1,859)	2,915
Other noncurrent assets and liabilities	5,905	2,700

Cash provided by operating activities	64,469	38,536

CASH FLOWS FOR INVESTING ACTIVITIES
Capital expenditures	(10,837)	(7,352)
Proceeds from the sale of assets	132	23

Cash used in investing activities	(10,705)	(7,329)

CASH FLOWS FOR FINANCING ACTIVITIES
Proceeds from the issuance of long term debt	—	38,000
Proceeds from revolving credit facilities, net	213,000	56,000
Repayment of long-term debt	(254,806)	(32,107)
Deferred financing fees	(2,590)	—
Payment of dividends	(15,960)	(14,997)
Proceeds from the issuance of common stock	28,204	20,496
Purchase of common stock for treasury	(30,043)	(99,274)
Tax benefit from the exercise of stock options	8,933	7,549

Cash used in financing activities	(53,262)	(24,333)

Effect of exchange rate changes on cash and cash equivalents	2,191	1,177

Increase in cash and cash equivalents	2,693	8,051
Cash and cash equivalents at beginning of period	16,038	10,695

Cash and cash equivalents at end of period	$18,731	$18,746

See accompanying notes to the condensed consolidated financial statements

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

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

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 3: INVENTORIES

Inventories, net consist of:

	September 30, 2007	December 31, 2006
	(in thousands)
Raw Materials	$44,820	$44,114
Work-in-Process	7,872	7,952
Finished Goods	28,016	23,864

	$80,708	$75,930

Inventory reserves for obsolescence and other estimated losses were $7,146 and $6,462 at September 30, 2007 and December 31, 2006, respectively.

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

As of January 1, 2007, the Company was subject to U.S. Federal income tax examinations for the tax years 2003 through 2005, and to non-U.S. income tax examinations for the tax years 1999 to 2006. As of September 30, 2007, the Company is subject to U.S. Federal Income Tax examination for the tax years 2004 through 2005, and to non-U.S. income tax examination for the tax years 2000 to 2006. During the third quarter of 2007 the Company adjusted its contingent tax reserve as a result of the closing of the statute on the 2003 tax year. This adjustment reduced income tax expense by approximately $0.8 million. In addition, the Company is subject to state and local income tax examinations for the tax years 2000 through 2005.

As of September 30, 2007, the Company had unrecognized tax benefits of approximately $2.4 million. The entire amount of the unrecognized tax benefits would affect the effective tax rate if recognized.

At September 30, 2007, the Company had accrued $0.6 million for the potential payment of interest and penalties.

Included in the balance of unrecognized tax benefits at September 30, 2007, is approximately $0.5 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a potential decrease in unrecognized tax benefits comprised of items related to expiring statutes of limitations in federal and state jurisdictions.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provisions for the three months and nine months ended September 30, 2007 and 2006 were based on the estimated effective tax rates applicable for the full years ending December 31, 2007 and 2006, after giving effect to items specifically related to the interim periods. The Company’s effective tax rate was 33.9% for the three months ended September 30, 2007 and 36.7% for the nine months ended September 30, 2007. The Company’s effective tax rate was 34.5% for the three months ended September 30, 2006 and 37.5% for the nine months ended September 30, 2006. The decrease in the effective tax rate for 2007 and 2006 is largely due to an adjustment of our contingent tax reserve. The Company’s effective tax rate is also affected by the mix of pretax income and the varying effective tax rates of the tax jurisdictions in which it operates.

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

The fair values of the Company’s derivative instruments included in current assets are $8 thousand and $71 thousand at September 30, 2007 and December 31, 2006, respectively.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The change in the fair values of the Company’s derivative instruments and the adjustment to interest expense are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	(in thousands)		(in thousands)
	2007	2006	2007	2006
Interest income	$—	$827	$—	$1,674
Other expense	(7)	(604)	(64)	(669)
Pre-tax other comprehensive loss	—	(309)	—	(632)

Aggregate net (expense) benefit	$(7)	$(86)	$(64)	$373

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

The fair market value of the foreign currency option contract outstanding at September 30, 2007 was $2.0 million and is included in other current assets in the Company’s consolidated balance sheet as of September 30, 2007. During the nine months ended September 30, 2007, the Company paid a net settlement of approximately $611 thousand and recorded a net realized loss for a contract that settled on February 1, 2007.

As of September 30, 2006, the Company had no outstanding foreign currency contracts. In July, the Company entered into a one-month short-term forward contract, having a valuation date as of the end of the month. The contract settled on August 1, 2006. During the three and nine months ended September 30, 2006, the Company received a net settlement of approximately $112 thousand and $1.2 million, respectively. The net settlements were recorded as a net realized gain.

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

At September 30, 2007, the Company employed a total of 4,150 people. Approximately 13.6% of the employees are represented by unions. The Grand Rapids, Michigan plant is the only unionized plant within the U.S and has an agreement with the Carpenters Union, Local 1615, of the United Brotherhood of Carpenters and Joiners of America, Affiliate of the Carpenters Industrial Council (the Union), covering approximately 372 hourly employees. The Collective Bargaining Agreement expires August 27, 2011. Certain workers in the facilities in Italy are also represented by unions.

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

	Nine Months Ended
	September 30, 2007	September 30, 2006
	(in thousands)
Balance at beginning of period	$7,436	$5,521
Provision for warranty claims	8,940	7,020
Warranty claims paid	(6,846)	(5,651)

Balance at end of period	$9,530	$6,890

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 7: PENSIONS

The following tables summarize the costs of the Company’s employee pension and post retirement plans for the periods indicated.

	Pension Benefits		Other Benefits
	Three months ended		Three months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(in thousands)
Service cost	$2,545	$2,416	$162	$159
Interest cost	1,816	1,587	417	391
Expected return on plan assets	(1,776)	(1,556)	—	—
Amortization of prior service cost	19	19	(336)	(339)
Recognized actuarial loss	173	236	263	234

Net periodic benefit cost	$2,777	$2,702	$506	$445

	Pension Benefits		Other Benefits
	Nine months ended		Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(in thousands)
Service cost	$7,635	$7,248	$486	$477
Interest cost	5,448	4,761	1,251	1,173
Expected return on plan assets	(5,328)	(4,668)	—	—
Amortization of prior service cost	57	57	(1,008)	(1,017)
Recognized actuarial loss	519	708	789	702

Net periodic benefit cost	$8,331	$8,106	$1,518	$1,335

The Company contributed $12.7 million and $6.9 million to its funded plans during the nine months ended September 30, 2007 and 2006, respectively.

NOTE 8: STOCK PLANS

As of September 30, 2007, the Company sponsors two stock incentive plans with approximately 2,790,416 shares available for grant. Prior to January 1, 2006, the Company accounted for its stock incentive plan in accordance with APB 25, “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock Based Compensation”, and no stock-based employee compensation was reflected in net income with respect to options granted under the existing plans at that time. Effective January 1, 2006 the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method for those unvested options granted after the Company’s initial public offering. The prospective method will be applied to those unvested options issued prior to the Company’s initial public offering that have historically been accounted for under the minimum value method. Such options continue to be accounted for under the provisions of APB 25.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As a result of adopting Statement 123(R), the Company’s income before taxes and net income after taxes for the three months ended September 30, 2007, is $0.4 million and $0.2 million lower, respectively, than if it had continued to account for share-based compensation under SFAS No. 123 and APB Opinion No. 25. The Company’s income before taxes and net income after taxes for the nine months ended September 30, 2007, is $1.0 million and $0.6 million lower, respectively, than if it had continued to account for share-based compensation under SFAS No. 123 and APB Opinion No. 25. For the three months ended September 30, 2007 diluted earnings per share would have been $.01 higher had the Company not adopted Statement 123(R). For the nine months ended September 30, 2007 basic earnings per share and diluted earnings per share would have been $.01 higher, respectively had the Company not adopted Statement 123(R).

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Three months ended		Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(in thousands, except per share data)
Net income-as reported	$18,413	$15,639	$50,755	$40,644
Add:
Stock-based employee compensation expense included in reported net income	995	1,218	3,429	3,879
Deduct:
Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(1,079)	(1,348)	(3,778)	(4,420)

As adjusted net income	$18,329	$15,509	$50,406	$40,103

Earnings per share:
Basic-as reported	$.38	$.32	$1.05	$.81
Diluted-as reported	$.37	$.31	$1.03	$.78
Basic-as adjusted	$.38	$.32	$1.04	$.80
Diluted-as adjusted	$.37	$.31	$1.02	$.77

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 9: OTHER COMPREHENSIVE INCOME

Comprehensive income consists of net earnings plus other comprehensive income which includes foreign currency translation adjustments and pension liability adjustments. Comprehensive income was approximately $24.6 million and $15.5 million for the three months ended September 30, 2007 and September 30, 2006, respectively. For the nine months ended September 30, 2007 and September 30, 2006, comprehensive income totaled $63.9 million and $44.4 million, respectively. The following presents the components of “Accumulated Other Comprehensive Income” for the period indicated, net of tax (in thousands).

Nine Months ended: September 30, 2007	Beginning Balance	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Ending Balance
Pension Funded Status Adjustment	$(12,275)	$—	$—	$—	$(12,275)
Foreign currency translation adjustment	14,486	13,105		13,105	27,591

Accumulated other comprehensive (loss) income, net of tax	$2,211	$13,105	$—	$13,105	$15,316

NOTE 10: COMMON STOCK AND EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the additional dilution for all shares and potential shares issued under the stock incentive plans.

	Three months ended		Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(in thousands)
Weighted average shares of common stock outstanding-basic	48,569	48,690	48,250	50,409
Potentially dilutive shares resulting from stock plans	758	1,348	1,086	1,634

Weighted average common shares-diluted	49,327	50,038	49,336	52,043

Antidilutive options not included in the weighted average common shares – diluted	650	370	265	25

Common stock activity for the nine months ended September 30, 2007 and 2006, included the repurchase of approximately 1,272,678 shares for $30.0 million and 5,632,303 shares for $99.3 million, respectively. For the nine months ended September 30, 2007 and 2006, common stock activity also included the issuance of 2,391,609 shares for $26.8 million and 2,101,087 shares for $20.5 million, respectively, under the Company’s stock based compensation plans.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 11: INDEBTEDNESS

The Company’s long-term debt is summarized as follows:

	September 30, 2007	December 31, 2006
	(in thousands)
Term loans, variable rate (7.11% at December 31, 2006)	$—	$254,685
Revolving loans, variable rate (6.67% at September 30, 2007 and 6.85% at December 31, 2006)	308,000	95,000
Other	533	631

Total	308,533	350,316
Less current maturities	(126)	(2,996)

Long-term debt	$308,407	$347,320

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

Loans made pursuant to the revolving credit facility may be borrowed, repaid and reborrowed from time to time until June 2013, subject to satisfaction of certain conditions on the date of any such borrowing. Obligations under the credit facility are secured by a first priority security interest in (i) the capital stock of each present and future subsidiary (with limitations on foreign subsidiaries) and (ii) all present and future property and assets of the Company (with various limitations and exceptions). Borrowings under the credit agreement bear interest at a floating rate based, at the Company’s option, upon (i) a LIBOR rate plus an applicable percentage or (ii) the greater of the federal funds rate plus 0.50% or the prime rate as announced by the agent, plus and applicable percentage.

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

The Company is required to pay a commitment fee equal to a rate per annum calculated as the product of the applicable rate based upon the Company’s leverage ratio as set forth in the credit agreement times the unused portion of the revolving credit facility. In addition, the Company is required to pay a letter of credit fee equal to the applicable rate as set forth in the credit agreement times the daily maximum amount available to be drawn under such letter of credit.

In addition, the credit agreement also contains various affirmative and negative covenants that among other things, limit, subject to certain exceptions, the incurrence of additional indebtedness and capital expenditures in excess of a specified amount in any fiscal year. The Company was in compliance with the credit agreement covenants at September 30, 2007.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Maturities

Aggregate maturities of the Company’s indebtedness as of September 30, 2007 are as follows (in thousands):

2007	$—
2008	126
2009	125
2010	130
2011	152
Subsequent years	308,000

$308,533

NOTE 12: SUBSEQUENT EVENTS

On October 1, 2007, Knoll, Inc. completed the acquisition of substantially all of the assets of Teddy and Arthur Edelman, Limited, a Delaware Corporation. The Company supplies fine leathers to residential, hospitality, aviation and contract office furniture markets. The business will operate under the name Edelman Leather, LLC, a wholly owned subsidiary of Knoll, Inc. The purchase price of the acquisition was approximately $67.0 million in cash, plus the assumption of approximately $3.7 million of debt, and certain contingent payouts based on the future success of the business. Edelman Leather, LLC will operate as a subsidiary of Knoll, Inc. and will maintain its own headquarters and distribution center in New Milford, CT.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations provides a discussion of our financial performance and financial condition that should be read in conjunction with the accompanying unaudited condensed consolidated financial statements.

Overview

During the third quarter of 2007, we continued to deliver strong results. We generated double digit growth in operating profit, net income and earnings per share. We also continued to produce gross margin expansion and industry leading levels of profitability. The strongest growth that we experienced in the third quarter of 2007 was in our International and Specialty businesses.

Net sales increased 4.3% from the third quarter of 2006. Increased volumes and improved pricing as a result of previously implemented price increases contributed to our growth. Operating income increased 13.6% and net income was up 17.9% in the third quarter of 2007, compared with the same period in 2006. Diluted earnings per share rose from $0.31 per share during the third quarter of 2006 to $0.37 per share during the third quarter of 2007.

Gross margin for the third quarter 2007 increased to 34.7% from 33.3% a year ago. Better pricing, favorable product mix and improved factory performance contributed to the increase, which was partially offset by the strengthening of the Canadian Dollar.

For the quarter, we used cash from operations of $27.4 million to fund $3.9 million in capital expenditures, repay $20.0 million in debt, and fund a quarterly dividend of $5.3 million, or $0.11 per share. At the end of the quarter our debt was $308.5 million.

Overall, we are pleased with the results of the quarter. We were able to maintain strong growth in operating income, net income and earnings per share. We were able to maintain these profitability levels in what appears to be a slowdown in the furniture spending cycle. Additionally, if the Canadian Dollar continues to appreciate, this will put added pressure on our future financial performance.

Critical Accounting Policies

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses and the disclosure of certain contingent assets and liabilities. Actual results may differ from such estimates. On an ongoing basis, we review our accounting policies and procedures. A more detailed review of our critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2006. During the first three quarters of 2007, there have been no material changes in our accounting policies and procedures with the exception of the adoption of FIN 48.

Results of Operations

Comparison of the Three Months and Nine Months Ended September 30, 2007 and 2006

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(in thousands)
Consolidated Statement of Operations Data:
Net Sales	$253,962	$243,609	$773,998	$709,185
Gross Profit	88,249	81,220	266,166	229,958
Operating Income	34,282	30,158	102,697	81,331
Interest Expense	5,629	5,983	18,584	16,779
Other (Expense) Income, net	(794)	(309)	(3,907)	453
Income Tax Expense	9,446	8,227	29,451	24,361

Net Income	$18,413	$15,639	$50,755	$40,644

Statistical and Other Data:
Sales Growth from Comparable Prior Period	4.3%	16.4%	9.1%	21.0%
Gross Profit Margin	34.7%	33.3%	34.4%	32.4%
Backlog	$169,762	$170,609	$169,762	$170,609

Sales

Our sales for the third quarter of 2007 were $254.0 million, an increase of $10.4 million, or 4.3%, from sales of $243.6 million for the same period in the prior year. Sales for the nine months ended September 30, 2007 were $774.0 million, an increase of $64.8 million, or 9.1%, over the first nine months of 2006. The increase in sales for the three months and nine months ended September 30, 2007 was the result of increased sales volumes and previously implemented price increases. Previously implemented price increases contributed $6.4 million of the increase for the quarter ended September 30, 2007 and $22.5 million for the nine months ended September 30, 2007. Specialty and International businesses reflected the strongest growth for the three months ended September 30, 2007.

At September 30, 2007, sales backlog was $169.8 million, a decrease of $0.8 million, from sales backlog of $170.6 million as of September 30, 2006.

Gross Profit and Operating Income

Gross profit for the third quarter of 2007 was $88.2 million, an increase of $7.0 million, or 8.6%, from gross profit of $81.2 million for third quarter of 2006. Gross profit for the nine months ended September 30, 2007 was $266.2 million, an increase of $36.2 million, or 15.7%, from gross profit of $230.0 million for the same period in the prior year. Operating income for the third quarter of 2007 was $34.3 million, an increase of $4.1 million, or 13.6%, from operating income of $30.2 million for the third quarter of 2006. Operating income for the nine months ended September 30, 2007 was $102.7 million, an increase of $21.4 million, or 26.3%, from operating income of $81.3 million for the same period in 2006. As a percentage of sales, gross profit increased to 34.7% for the third quarter of 2007 from 33.3% for the third quarter of 2006. For the nine months ended September 30, 2007, gross profit as a percentage of sales increased to 34.4% from 32.4% in 2006. Operating income as a percentage of sales increased to 13.5% in the third quarter of 2007 from 12.4% over the same period in 2006. For the nine months ended September 30, 2007, operating income as a percentage of sales increased to 13.3% from 11.5% in 2006.

The increase in gross profit is due to better pricing, favorable product mix, and improved factory performance. Gross profit for the quarter was 34.7% or 140 basis points better than the 33.3% reported a year ago. We were also able to mitigate inflation through our global sourcing initiatives. The improvement in gross profit was partially offset by the negative impact of a stronger Canadian Dollar.

Operating expenses for the third quarter of 2007 were $54.0 million, or 21.3% of sales, compared to $51.1 million, or 21.0% of sales, for the third quarter 2006. Operating expense for the nine months ended September 30, 2007 were $163.5 million, or 21.1% of sales, compared to $148.6 million, or 21.0% of sales, for the same period in 2006. During the third quarter and nine months ended September 30, 2007 the increase in operating expense was due primarily to increased compensation costs related to higher sales volumes and increased spending on growth initiatives and product development.

Interest Expense

Interest expense for the quarter and nine months ended September 30, 2007 was $5.6 million and $18.6 million respectively, a decrease of $0.4 million and an increase of $1.8 million, respectively, from the same periods in 2006. The decrease for the quarter was due to a decrease in the average debt outstanding and lower borrowing costs resulting from our revolving credit facility entered into in the second quarter of 2007.

Other (Expense) Income, net

Other Expense was $0.8 million in the third quarter which compares to $0.3 million in the third quarter of 2006 and represents primarily foreign exchange losses on currency. For the nine months ended September 30, 2007 other expense was $3.9 million which consisted primarily of foreign exchange losses on currency. It also includes $1.2 million of deferred financing fees which were written off during the second quarter of 2007. For the nine months ended September 30, 2006, other income was $0.5 million and consisted primarily of the change in fair value of the interest rate swap and cap agreements and foreign exchange transaction gains and losses.

Income Tax Expense

The mix of pretax income and the varying effective tax rates in the countries in which we operate directly affects our consolidated effective tax rate. The reduction in our tax contingency reserve for the closing of the statute on our 2003 tax year was responsible for decreasing the third quarter’s 2007 effective tax rate by approximately 3%. The third quarter 2006 tax rate of 34.5% is a result of the reduction in our tax contingency reserve for the closing statute on our 2002 tax year. The effective tax rate for the nine months ended September 30, 2007 was 36.7%, and 37.5% for the same period in 2006.

Liquidity and Capital Resources

The following table highlights certain key cash flows and capital information pertinent to the discussion that follows:

	Nine Months Ended
	September 30, 2007	September 30, 2006
	(in thousands)
Cash provided by operating activities	$64,469	$38,536
Capital expenditures	10,837	7,352
Net cash used in investing activities	10,705	7,329
Purchase of common stock	30,043	99,274
Net (repayment) borrowings of debt	(41,806)	61,893
Payment of dividend	15,960	14,997
Net proceeds from issuance of stock	28,204	20,496
Net cash used for financing activities	53,262	24,333

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

On June 29, 2007, we completed the refinancing of our credit facility with a new $500 million revolving credit facility. The new agreement matures in June 2013 and may be used for general corporate purposes, including strategic acquisitions, stock buybacks and cash dividends. Under the new agreement we can also increase our facility by up to $200 million subject to certain limitations and satisfaction of certain conditions. The improved interest rates in the new facility will provide for reduced borrowing costs allowing us to free up cash for other uses.

Year to date net cash provided by operations was $64.5 million of which $74.3 million was provided from net income plus non-cash amortizations, $1.2 million from the non-cash write-off of deferred financing fees, offset by ($11.0) million of changes in assets and liabilities, primarily accounts payable.

For the nine month period ended September 30, 2007, we used available cash, including the $64.5 million of net cash from operating activities, and $28.2 million of proceeds from the issuance of common stock, to fund $10.8 million in capital expenditures, repurchase $30.0 million of common stock for treasury, fund dividend payments to shareholders totaling $16.0 million, and fund working capital.

For the nine month period ended September 30, 2006, we used available cash, including the $38.5 million of net cash from operating activities, $20.5 million of proceeds from the issuance of common stock, and $61.9 million of net borrowings, to fund $7.4 million in capital expenditures, repurchase $99.3 million of common stock for treasury, fund dividend payments to shareholders totaling $15.0 million, and fund working capital. The 3.9 million shares purchased from Warburg, Pincus Ventures, L.P. in 2006 is included in the $99.3 million of common stock repurchased for treasury.

Cash used in investing activities was $10.7 million for the nine month period ended September 30, 2007 and $7.3 million for the same period in 2006. Fluctuations in cash used in investing activities are primarily attributable to the levels of capital expenditures. We estimate that our aggregate capital expenditures in 2007 will be approximately $16.7 million.

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

Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, principally in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Statements and financial discussion and analysis contained in this Form 10-Q that are not historical facts are forward-looking statements. These statements discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to us, based on our current beliefs as well as assumptions made by us and information currently available to us. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “possible,” “potential,” “predict,” “project,” or other similar words, phrases or expressions. Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation: the risks described in Item 1A and in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2006; changes in the financial stability of our clients or the overall economic environment, resulting in decreased corporate spending and service sector employment; changes in relationships with clients; the mix of products sold and of clients purchasing our products; the success of new technology initiatives; changes in business strategies and decisions; competition from our competitors; our ability to recruit and retain an experienced management team; changes in raw material prices and availability; restrictions on government spending resulting in fewer sales to one of our largest customers; our debt restrictions on spending; our ability to protect our patents, copyrights and trademarks; our reliance on furniture dealers to produce sales; lawsuits arising from patents, copyrights and trademark infringements; violations of environment laws and regulations; potential labor disruptions; adequacy of our insurance policies; the availability of future capital; and currency rate fluctuations. The factors identified above are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement. Unpredictable or unknown factors could also have material adverse effects on us. All forward-looking statements included in this Form 10-Q are expressly qualified in their entirety by the foregoing cautionary statements. Except as required under the Federal securities laws and rules regulations of the SEC, we undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We provided a discussion of our market risk in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2006. During the first nine months of 2007, there was no substantive change in our market risk except for the items noted below. This discussion should be read in conjunction with Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2006.

During the normal course of business, we are routinely subjected to market risk associated with interest rate movements and foreign currency exchange rate movements. Interest rate risk arises from our debt obligations and related interest rate hedge agreements. Foreign currency exchange rate risk arises from our non-U.S. operations and purchases of inventory from foreign suppliers.

We also have risk in our exposure to certain material and transportation costs. Our largest raw material costs are for steel and plastics. Steel is the primary raw material used in the manufacture of our products. The price of plastic, another significant raw material used in the manufacture of our products, is sensitive to the cost of oil, which has increased significantly in recent history. We continue to work to attempt to offset these price changes in raw materials and transportation costs through our global sourcing initiatives, cost improvements and product price increases.

Interest Rate Risk

We have variable rate debt obligations that are denominated in U.S. dollars. A change in interest rates impacts the interest incurred and cash paid on our variable-rate debt obligations. The annualized weighted average rate as of September 30, 2007 was 6.9%. The annualized weighted average rate as of September 30, 2006 was 7.4%.

We sometimes use interest rate hedge agreements for other than trading purposes in order to manage our exposure to fluctuations in interest rates on our variable-rate debt. Our current agreements effectively convert $200 million of our variable-rate debt to a fixed-rate basis, utilizing the three-month London Interbank Offered Rate, or LIBOR, as a floating rate reference. Fluctuations in LIBOR affect both our net financial instrument position and the amount of cash to be paid or received by us, if any, under these agreements.

Foreign Currency Exchange Rate Risk

We manufacture our products in the United States, Canada and Italy, and sell our products primarily in those markets as well as in other European countries. Our foreign sales and certain expenses are transacted in foreign currencies. Our production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. Additionally, as we report currency in the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the Canadian dollar and the Euro. Approximately 12.1% of our revenues for the nine months ended September 30, 2007 and 10.8% in the same period for 2006, and 39.1% of our cost of goods sold for the nine months ended September 30, 2007 and 36.1% in the same period for 2006, were denominated in currencies other than the U.S. dollar. Foreign currency exchange rate fluctuations resulted in a $1.0 million translation loss for the third quarter of 2007 and a $0.2 million translation gain for the same period of 2006. For the nine months ended September 30, 2007 and 2006, foreign exchange rate fluctuations included in other income resulted in a $3.3 million translation loss and a $0.4 million translation gain, respectively.

From time to time, we enter into foreign currency forward exchange contracts and foreign currency option contracts for other than trading purposes in order to manage our exposure to foreign exchange rates associated with short-term operating receivables of a Canadian subsidiary that are payable by our U.S. operations. The terms of these contracts are generally less than a year. Changes in the fair value of such contracts are reported in earnings in the period the value of the contract changes. As of September 30, 2007, the fair market value of the foreign currency option contract was $2.0 million and is included in other current assets in the Company’s consolidated balance sheet.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report (September 30, 2007) (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, our principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. Our principal executive officer and principal financial officer also conducted an evaluation of our internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended September 30, 2007 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended September 30, 2007.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

During the first three quarters of 2007, there have been no new material legal proceedings or changes in the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 1A.	RISK FACTORS

During the first three quarters of 2007, there were no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS

Repurchases of Equity Securities

The following is a summary of share repurchase activity during the three months ended September 30, 2007.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of publicly Announced Plans or Programs		Maximum Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1)
July 1, 2007 – July 31, 2007	3,500	19.88	3,500	(2)	34,752,320
August 1, 2007 – August 31, 2007	7,407	18.62	7,407	(3)	34,752,320
September 1, 2007 – September 30, 2007	1,935	17.79	1,935	(3)	34,752,320

Total	12,842		12,842

(1)	There is no limit on the number or value of shares that may be purchased by us under the Options Proceeds Program. Under our $50.0 million stock repurchase program, we are only authorized to spend an aggregate of $50.0 million on stock repurchases. Amounts in this column represent the amounts that remain available under the $50.0 million stock repurchase program as of the end of the period indicated. There is no scheduled expiration date for the Option Proceeds Program or the $50.0 million stock repurchase program, but our board of directors may terminate either program in the future.

(2)	These shares were purchased under our $50.0 million stock repurchase program approved by our board of directors on February 2, 2006.

(3)	These shares were purchased under the Options Proceeds Program.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1	Asset Purchase Agreement, dated September 13, 2007, by and among El Leather Acquisition LLC, Teddy & Arthur Edelman, Limited, John Edelman, The Edelman Family Grantor Retained Annuity Trust and John McPhee (incorporated by reference to Knoll, Inc.’s Current Report on Form 8-K, which was filed with the Commission on September 14, 2007).

10.2	Non-Employee Director Compensation Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOLL, INC.

  (Registrant)

Date: November 9, 2007

By:	/s/ Andrew B. Cogan
Andrew B. Cogan
Chief Executive Officer

Date: November 9, 2007

By:	/s/ Barry L. McCabe
Barry L. McCabe
Chief Financial Officer