Form 10-K
period 2007-12-31
KNOLL INC
filed 2008-02-29
CIK 1011570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes   ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☒,    Accelerated filer  ☐,    Non-accelerated filer  ☐,    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes   ☐    No  ☒

As of June 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,072,079,926 based on the closing sale price as reported on the New York Stock Exchange.

As of February 22, 2008, there were 49,155,389 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this report on Form 10-K to the extent stated therein.

PART I

ITEM 1.	BUSINESS

General

We are a leading designer and manufacturer of branded office furniture products, textiles and fine leathers. Our commitment to innovation and modern design has yielded a comprehensive portfolio of products designed to provide enduring value and help clients shape their workplaces with imagination and vision. Our products are recognized for high quality and a sophisticated image and are targeted at the middle to upper end of the market. We sell our products primarily in North America through a direct sales force of approximately 300 professionals and a broad network of approximately 300 independent dealers. Our distinctive operating approach has driven industry leading operating income margins among our primary publicly-held competitors.

Since our founding in 1938, we have been recognized worldwide as a design leader within our industry. Our products are exhibited in major art museums worldwide, including more than 40 pieces in the permanent Design Collection of The Museum of Modern Art in New York. This design legacy continues to flourish today and is embodied in award winning products, including the innovative LIFE™ chair and AutoStrada® office furniture system. Our design excellence is complemented by a management philosophy that fosters a strong collaborative culture, client-driven processes and a lean, agile operating structure. Our employees are performance-driven and motivated by a variable incentive compensation system and broad-based equity ownership in the company. Together, these core attributes have enabled us to achieve strong financial performance.

Our management evaluates the company as one reporting segment in the office furniture industry. For further information on segment reporting, see note 17 in the accompanying financial statements.

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

Office systems furniture accounted for approximately 53.2% of our sales in 2007, 56.5% of our sales in 2006 and 56.8% of our sales in 2005.

Our systems furniture product lines include the following panel and desk-based planning models:

AutoStrada®

AutoStrada, which we began shipping in the second half of 2004, is one of the most comprehensive office concepts that we have developed. AutoStrada provides aesthetic and functional alternatives to traditional panel-based and desk-based systems furniture with four planning models that combine high-performance furniture with the look of custom millwork. The AutoStrada spine-based, storage-based, wall-based and collaborative/open table planning models leverage a consistent design aesthetic to create a distinctively modern office environment. Whether an office requires a high performance open plan system, architectural casegoods, progressive private office furniture or a collaborative “big table” concept, AutoStrada provides a solution. In 2004, at Neocon®, our national industry tradeshow, AutoStrada received a silver 2004 Best of NeoCon® award.

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

Currents®

Our award-winning and innovative Currents system provides advanced power and data capabilities to organizations that require maximum space-planning freedom, advanced technology support and the mobility of freestanding furniture. The groundbreaking Currents service wall divides space and manages technology. Currents may be used in tandem with existing systems furniture, removing the constraints imposed by conventional panel systems. Currents also integrates with competitors’ systems and freestanding furniture.

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

Equity®

The distinguishing feature of our Equity product is its unique centerline modularity, which maximizes the efficient use of space for high-density workplaces with a minimal inventory of parts. Equity incorporates power and data capabilities, including desktop features, and integrates with Currents, which is described above, to provide advanced wire management capabilities. Equity components also create modular freestanding desks, and Equity 120-degree planning enables clients to create sleek, hexagonal configurations that are well suited for call and data centers. For both 90- and 120-degree Equity planning, a variety of components accommodate clients’ needs for privacy and storage: add-on screens, bi-fold doors and side-door components. Add-on screens are available in perforated steel, polycarbonate, Plexiglas® and Imago™ to accommodate various aesthetic and budgetary requirements. Equity continues to be an industry leader in terms of sustainable design.

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

Dividends Horizon®, introduced in 2007, extends the Dividends portfolio of workplace solutions with new planning opportunities for the individual workstation, focusing on new materials and furniture that evolve the office landspace with a layered approach to furniture design. Focusing on exceptionally light and transparent materials and practical personalized storage solutions, Dividends Horizon creates rich spatial environments for the contemporary workspace. Dividends Horizon received a silver 2007 Best of NeoCon® award.

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

Our seating product lines are designed and engineered for clients in businesses of all sizes who seek distinctive, comfortable, high performance executive, task, conference and visitor chairs. The LIFE™, RPM®, Sapper™, Bulldog®, SOHO™, Chadwick™, and Essentials™ product lines offer a range of ergonomic features at various price levels.

In January 2006, we introduced our Essentials™ chair collection designed by Jeffrey Bernett, and in 2005 we introduced the Chadwick™ product line designed by Don Chadwick. Both of these work chair offerings target the middle-market and entry price segment.

Seating accounted for approximately 11.2% of our sales in 2007, 10.7% of our sales in 2006 and 10.4% of our sales in 2005.

Our principal seating lines are:

LIFE™. LIFE, introduced in 2002, has become an industry benchmark for ergonomic and sustainable design. Recognized for its overall lightness and agility, LIFE features intuitive adjustments that bring comfort and effortless control to a new performance level with an extensive range of supportive sitting options and responsive lumbar support.

RPM®. RPM, recognized for outstanding comfort, extraordinary performance and exceptional value, is offered with distinctive fabrics that reflect its stylish design. Engineered for durability, RPM delivers comfort and support, especially for 24-hour work environments.

Chadwick™. Chadwick, introduced in 2005, is an innovative hybrid seating design that accommodates the changing needs of today’s workplace and home office.

Essentials™. Essentials, introduced in January 2006, is a traditional, tailored, practical work chair designed to offer the ergonomic comfort and traditional appeal of fully upholstered task chair at an incredible value. Essentials Work Chairs two models, the Pro™ and Tech™, are a comprehensive range of three task and two side chairs suitable to any office style from the traditional to the progressive. In 2007, the Sport™ model was introduced expanding the Essentials chair family. The Sport™ is a supportive, inviting work chair designed to be adaptable to any environment.

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

Files and storage accounted for approximately 7.7% of our sales in 2007, 8.3% of our sales in 2006 and 7.3% of our sales in 2005.

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

Our principal desk product lines, detailed to meet the needs of the contemporary office, offer traditional wood casegoods construction synonymous with the Knoll standard of quality. These desk product lines include: Magnusson®, Reff®, and The Graham Collection® (introduced in 2007) are all designed especially to serve the day-to-day wood casegoods requirements of Knoll dealers.

Desks, Casegoods, and Tables accounted for approximately 0.4% of our sales in 2007, 0.5% of our sales in 2006 and 0.9% of our sales in 2005.

Specialty Products

Our KnollStudio®, KnollTextiles™, KnollExtra®, Spinneybeck® , and Edelman Leather® businesses serve as a marketing and distribution umbrella for our portfolio of specialty product lines. These businesses, which represented 19% of our revenue in 2007, are our highest margin product lines and enhance our design and quality reputation.

KnollStudio is a renowned source for classic modern furniture and spirited new designs of unparalleled quality for the workplace, home, hotels, restaurants and government and educational institutions. The KnollStudio portfolio includes a range of lounge seating; side, café and dining chairs; barstools; and conference, dining and occasional tables. KnollStudio has a long history of working with celebrated architects and designers from around the world, including Ludwig Mies van der Rohe, Marcel Breuer, Eero Saarinen, Isamu Noguchi, Warren Platner, Frank Gehry, Maya Lin, Jens Risom, Kazuhide Takahama, and Ross Lovegrove. In addition, KnollStudio manufactures a collection of original furniture designs by Florence Knoll. In 2006, KnollStudio collaborated with renowned New York-based architectural firm Shelton, Mindel & Associates to produce a range of elegant lounge seating, an innovative wood side chair and a series of low tables.

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

KnollTextiles, established in 1947 to create high-quality textiles for Knoll furniture, offers upholstery, panel fabrics, wall coverings and drapery that harmonize color, pattern and texture. KnollTextiles offers products for corporate, hospitality, healthcare and residential interiors. KnollTextiles products are used in the manufacture of Knoll furniture and are sold to clients for use in other manufacturers’ products. Extending KnollTextiles’ heritage of product innovation from classic upholstery to ecologically oriented panel fabrics; we introduced Imago in 2000, a product that defined an entirely new category of hard surface materials. Designers who collaborate with us on KnollTextiles include Suzanne Tick. In January 2006, KnollTextiles partnered with Toray to be the exclusive contract distributor for Ultrasuede® fabrics in the United States, for corporate, hospitality, and healthcare applications. Ultrasuede has been used in the fashion and automotive industries for three decades due to its unique combination of luxury and performance. This partnership reflects are commitment to classic luxury and quality. Also in 2006, Knoll Textiles received two Best of NeoCon® awards, one for KnollTextiles design director Dorothy Cosonas’s Spring 2006 Collection in the Upholstery category, and one for Suzanne Tick’s Hard Rock and Palladium in the Panel Fabric category. In 2007, Knoll Textiles received two Best of NeoCon® awards, one for the Mira and Cyclone which are part of the Knoll Textiles Archival Collection, and one for Suzanne Tick’s new wallcovering, the Lusterware Collection.

KnollExtra offers accessories that complement Knoll office furniture products, including technology support accessories, desktop organizational tools, lighting and storage. KnollExtra integrates technology comfortably into the workplace, meeting the increased demand for flat panel monitor supports, central processing unit holders as cable management with such products as Zorro, Wishbone™ and Rotation, which deliver adjustability and space savings. In 2005, our portable, aluminum, ergonomic support for laptop computers Lapjack won a gold 2005 Best of NeoCon® award. In addition we received the silver Best of NeoCon® award for the Copeland Light™.

Spinneybeck Enterprises, Inc. (“Spinneybeck”), our wholly owned subsidiary, offers leathers and related products, including leather rugs and wall panels. Spinneybeck supplies high-quality upholstery leather for use on Knoll furniture and for sale directly to clients, including other office furniture manufacturers, upholsterers, aviation, custom coach and boating manufacturers.

Edelman Leather, LLC. Edelman Leather LLC, our wholly owned subsidiary, which we formed to acquire Teddy & Arthur Edelman, Limited in October 2007, supplies fine leathers to residential, hospitality, aviation and contract office furniture markets.

Specialty products accounted for approximately 19.0% of our sales in 2007, 16.2% of our sales in 2006 and 16.6% of our sales in 2005.

European Products

Knoll Europe has a product offering that allows clients to purchase a complete office environment from a single source. In addition, we offer certain products designed specifically for the European market. In 2006, we introduced the new Wa™ desking system. Wa™ reinvents desks and storage through its design and construction in a linear and well proportioned modern vernacular. Our presence in the European market provides strategic positioning with clients that have international offices where they would like to maintain their Knoll facility standard. In addition to working with North American clients’ international offices, we also have a local European client base.

In Europe, the core product categories include: (i) desk systems, including the new Wa™ desking system the KnollScope, and the PL1 system; (ii) KnollStudio; (iii) seating, including a comprehensive range of chairs; and (iv) storage units, which are designed to complement Knoll desk products.

Knoll Europe accounted for approximately 8.5% of our sales in 2007 and 7.8% of our sales in 2006 and in 2005.

Product Design and Development

Our design philosophy reflects our historical commitment to working with the preeminent industrial designers and architects to develop products that delight and inspire. By combining the designers’ creative vision with our commitment to developing products that address changing business needs, we continue to generate strong demand for our product offerings while cultivating brand loyalty among target clients. Our enviable history of nurturing design partner relationships continues to attract the world’s leading designers. In addition, these types of collaborations are consistent with our commitment to a lean organizational structure and incentive-based compensation, by utilizing a variable royalty-based fee as opposed to the fixed costs typically associated with a larger in-house design staff.

Product initiatives rely upon a New Product Commercialization Process to ensure quality and repeatability of the development process. This helps to reduce product development cycle time and improves the quality of output. We use Pro/ENGINEER® design tools and rapid prototyping technology to reduce product design and development lead times and improve responsiveness to special requests for customized solutions. Working very closely with the designers during the early phase of development helps to ensure the most viable products that balance innovative, modern design with practical, functional style. Cross-functional teams are formed for all major development efforts with dedicated leaders to facilitate a seamless flow into manufacture and accountability on cost and schedule. Increasingly, major emphasis on total environmental impact is factored in to material selection and manufacturing process decisions.

Research and development expenses, which are expensed as incurred, were $15.9 million for 2007, $12.7 million for 2006, and $10.8 million for 2005.

Sales and Distribution

We generate sales with our direct sales force and a network of independent dealers, who jointly market and sell our products. We generally rely on these dealers to also provide a variety of important specification, installation and after-market services to our clients. Our dealers generally operate under one-year, non-exclusive agreements.

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

In addition to coordinating sales efforts with the sales representatives, the dealers generally handle project management, installation and maintenance for client accounts after the initial product selection and sale. Although many of these dealerships also carry products of other manufacturers, they have agreed not to act as dealers for our principal direct competitors. We have not experienced significant dealer turnover. Our dealers’ substantial commitment to understanding our product lines, and their strong relationships with us, serve to discourage dealers from changing vendor affiliations. We are not dependent on any one dealer, the largest of which accounted for less than 6.8%, 8.2% and 7.2% of our North American sales in 2007, 2006 and 2005, respectively.

We provide product training for our sales force and dealer sales representatives, who make sales calls primarily to small to medium sized businesses. As part of our commitment to building relationships with our dealer sales representatives, we introduced the Knoll Essentials program in January 2004. Knoll Essentials is a catalog program developed in response to dealer requests for a consolidated, user-friendly selling tool for day-to-day systems, seating, storage and accessory products. The Knoll Essentials program includes dealer incentives to sell our products. In 2007, the Knoll Essentials program increased dealer generated sales by $13.9 million as compared to 2006. We also employ a dedicated team of dealer sales representatives to work with our dealerships.

No single client represented more than 4.4% of our North American sales during 2007. However, a number of U.S. government agencies purchase products through multiple contracts with the General Services Administration, or GSA. Sales to U.S. government entities under the GSA contracts aggregated approximately

9.4% of our consolidated sales in 2007, with no single U.S. government order accounting for more than 2% of consolidated sales. The U.S. government typically can terminate or modify any of its contracts with us either for its convenience or if we default by failing to perform under the terms of the applicable contract.

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

In addition to the continued focus on enhancing the efficiency of the manufacturing operations, we also seek to reduce costs through our global sourcing effort. We have capitalized on raw material and component cost savings available through lower cost global suppliers. This broader view of potential sources of supply has enhanced our leverage with domestic supply sources, and we have been able to reduce cycle times by extracting improvements from all levels throughout the supply chain.

Raw Materials and Suppliers

The purchasing function in North America is centralized at the East Greenville facility. This centralization, and the close relationships with our primary suppliers, has enhanced our ability to realize purchasing economies of scale and implement “just-in-time” inventory practices. Steel, lumber, paper, paint, plastics, laminates, particleboard, veneers, glass, fabrics, leathers and upholstery filling material are used in the manufacturing process. Both domestic and overseas suppliers of these materials are selected based upon a variety of factors, with the price and quality of the materials and the supplier’s ability to meet delivery requirements being primary factors in such selection. We do not generally enter into any long-term supply contracts and, as a result, we are vulnerable to fluctuations in the prices for these materials. Our material costs increased by approximately $7.4 million during 2007 due to increasing market prices. In addition, in 2007, inflation impacted transportation costs by $3.1 million. The existing and ongoing global sourcing initiative and continuous improvement program, implemented list price increases and selected additional list price increases are anticipated to offset most of these further increased material costs; however the additional impact of transportation inflation will make it more difficult for us to offset all of these costs. No supplier is the only available source for a particular component or raw material. However, because of the specialization involved with some of our components, it can take a significant amount of time, money and effort to move to an alternate source.

Competition

The office furniture market is highly competitive. Office furniture companies compete on the basis of (i) product design, including performance, ergonomic and aesthetic features, (ii) product quality and durability, (iii) relationships with clients, architects and designers, (iv) strength of dealer and distributor network, (v) on-time delivery and service performance, (vi) commitment to environmental standards by offering products that help clients achieve LEED® certified facilities and minimize environment impact, and (vii) price. We estimate that we had an approximate 8.4% market share in the U.S. office furniture market in 2007.

Some of our competitors, especially those in North America, are large and have significantly greater financial, marketing, manufacturing and technical resources than we have. Our most significant competitors in primary markets are Herman Miller, Inc., Steelcase, Inc., Haworth, Inc. and, to a lesser extent, Allsteel, Inc., an operating unit of HNI Corporation, and Teknion Corporation. These competitors have a substantial volume of furniture installed at businesses throughout North America, providing a continual source of demand for further products and enhancements. Moreover, the products of these competitors have strong acceptance in the marketplace. Although we believe that we have been able to compete successfully in the markets to date, there can be no assurance that we will be able to continue to do so in the future.

Patents and Trademarks

We consider securing and protecting our intellectual property rights to be important to the business. We own approximately 76 active U.S. utility patents on various components used in our products and systems and approximately 70 active U.S. design patents. We also own approximately 195 patents in various foreign countries. The scope and duration of our patent protection varies throughout the world by jurisdiction and by individual product. In particular, patents for individual products extend for varying periods of time according to the date a patent application is filed, the date a patent is granted and the term of patent protection available in the jurisdiction granting the patent (generally twenty years from the date of filing in the U.S, for example). We believe that the duration of the applicable patents we are granted is adequate relative to the expected lives of our products. We own approximately 46 trademark registrations in the U.S., including registrations to the following trademarks, as well as related stylized depictions of the Knoll word mark: Knoll®, KnollStudio®, KnollExtra®, Good Design Is Good Business®, A3®, Autostrada®, Bulldog®, Calibre®, Currents®, Dividends®, Equity®, Parachute®, Propeller®, Reff®, RPM®, Spinneybeck® Upstart®, Visor®. We also own approximately 150 trademarks registered in foreign countries including the LIFE® trademark which was purchased in December 2006. The scope and duration of our trademark protection varies throughout the world, with some countries protecting trademarks only as long as the mark is used, and others requiring registration of the mark and the payment of registration (generally ten years from the date of filing in the U.S., for example). In order to protect the indefinite duration, we make filings to continue registration of our trademarks.

In October 2004, we received registered trademark protection in the United States for five of our world-famous furniture designs created by Ludwig Mies van der Rohe—the Barcelona Chair, the Barcelona Stool, the Barcelona Couch, the Barcelona Table and the Flat Bar Brno Chair. This protection recognizes the renown of these designs and reflects our commitment to ensuring that when architects, furniture retailers, businesses and the public purchase a Ludwig Mies van der Rohe design, they will be purchasing the authentic product, manufactured to the designer’s historic specifications. Barcelona® is a registered trademark in the U.S., Canada and European Community owned by Knoll, Inc.

Backlog

Our sales backlog was $190.7 million at December 31, 2007, $167.7 million at December 31, 2006 and $147.3 million at December 31, 2005. We manufacture substantially all of our products to order and expect to fill substantially all outstanding unfilled orders within the next twelve months. As such, backlog is not a significant factor used to predict our long-term business prospects.

Foreign and Domestic Operations

Our principal manufacturing operations and markets are in North America, and we also have manufacturing operations and markets in Europe. Our sales to clients and net property, plant and equipment are summarized by geographic areas below. Sales to clients are attributed to the geographic areas based on the point of sale.

	United States	Canada	Europe	Consolidated
	(in thousands)
2007
Sales to clients	$926,018	$36,739	$93,057	$1,055,814
Property, plant and equipment, net	85,824	41,394	16,425	143,643

2006
Sales to clients	$870,713	$33,216	$78,223	$982,152
Property, plant and equipment, net	88,105	35,513	14,111	137,729

2005
Sales to clients	$715,453	$29,490	$63,017	$807,960
Property, plant and equipment, net	95,074	35,070	12,022	142,166

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

Employees

As of December 31, 2007, we employed a total of 4,286 people, consisting of 3,037 hourly and 1,249 salaried employees. The Grand Rapids, Michigan plant is the only unionized plant within the U.S. and has an agreement with the Carpenters Union, Local 1615, of the United Brotherhood of Carpenters and Joiners of America, Affiliate of the Carpenters Industrial Council (the Union), covering approximately 417 hourly employees. The Collective Bargaining Agreement expires August 27, 2011. From time to time, there have been unsuccessful efforts to unionize at our other North American locations. We believe that relations with our employees throughout North America are good. Nonetheless, it is possible that our employees may continue attempts to unionize. Certain workers in the facilities in Italy are also represented by unions. We have experienced brief work stoppages from time to time at our plants in Italy, none of which have exceeded eight hours. Work stoppages are relatively common occurrences at many Italian manufacturing plants and are usually related to national or local issues. We had one such work stoppage in 2007, with a duration of 8 hours. None of these work stoppages were unique to us, and these work stoppages have not materially affected our performance.

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

Risks Related to our Business

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

The success of our operations is highly dependent upon our ability to attract and retain qualified employees and upon the ability of our senior management and other key employees to implement our business strategy. We believe there are only a limited number of qualified executives in the industry in which we compete. We rely substantially upon the services of Andrew B. Cogan, our Chief Executive Officer. The loss of the services of Mr. Cogan or other key members of our management team could seriously harm our efforts to successfully implement our business strategy.

While we currently maintain key person life insurance policy with respect to Mr. Cogan, this insurance may not be sufficient to compensate us for any harm to our business resulting from loss of his services. The inability to attract and retain other talented personnel could also affect our ability to successfully implement our business strategy.

We are dependent on the pricing and availability of raw materials and components, and price increases and unavailability of raw materials and components could lower sales, increase our cost of goods sold and reduce our profits and margins.

We require substantial amounts of raw materials, which we purchase from outside sources. Steel, plastics and wood related materials are the main raw materials used in the manufacturing of our products. The prices and availability of raw materials are subject to change or curtailment due to, among other things, the supply of, and demand for, such raw materials, changes in laws or regulations, including duties and tariffs, suppliers’ allocations to other purchasers, interruptions in production by raw materials or component parts suppliers, changes in currency exchange rates and worldwide price levels.

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

Although no supplier is the only available source for a particular component or raw material, some of our products and components are extremely specialized and, therefore, it can take a significant amount of time and money to move from one supply source to another. In addition, contracts with most of our suppliers are short-term contracts. These suppliers may not continue to provide raw materials and components to us at attractive prices or at all, and we may not be able to obtain the raw material we need in the future from these or other providers on the scale and within the time frames we require. Moreover, we do not carry significant inventories of raw materials, components or finished goods that could mitigate an interruption or delay in the availability of raw materials and components. Any failure to obtain raw materials and components on a timely basis, or any significant delays or interruptions in the supply of raw materials or components, could prevent us from being able to manufacture products ordered by our clients in a timely fashion, which could have a negative impact on our reputation and our dealership network, and could cause our sales to decline.

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

We rely on a network of independent dealers for the joint marketing of our products to small and mid-sized accounts, and to assist us in the marketing of our products to large accounts. We also rely upon these dealers to provide a variety of important specification, installation and after-market services to our clients. Our dealers operate, generally, under one-year, non-exclusive agreements. There is nothing to prevent our dealers from terminating their relationships with us. In addition, individual dealers may not continue to be viable and profitable. If dealers go out of business or are restructured, we may suffer losses because they may not be able to pay us for furniture previously delivered to them. The loss of a dealer relationship could also negatively affect our ability to maintain market share in the affected geographic market and to compete for and service clients in that market until a new dealer relationship is established. Establishing a viable dealer in a market can take a significant amount of time and resources. The loss or termination of a significant number of dealer relationships could cause significant difficulties for us in marketing and distributing our products, resulting in a decline in our sales.

One of our largest clients currently is the U.S. government, a relationship, which is subject to uncertain future funding levels and federal procurement laws and requires restrictive contract terms; any of these factors could curtail current or future business.

For the year ended December 31, 2007, we derived approximately 9.4% of our revenue from sales to various agencies and departments within the U.S. government. Our ability to compete successfully for and retain business with the U.S. government is highly dependent on cost-effective performance. Until recently, federal procurement laws required government agencies to purchase furniture products from Federal Prison Industries, Incorporated. If these or similar laws would be re-instituted, it would make it more difficult for us to sell our furniture to agencies and departments of the U.S. government. Our government business is also sensitive to changes in national and international priorities and U.S. government budgets.

The U.S. government typically can terminate or modify its contracts with us either for its convenience or if we default by failing to perform under the terms of the applicable contract. A termination arising out of our default could expose us to liability and impede our ability to compete in the future for contracts and orders. Furthermore, if we were found to have committed fraud or certain criminal offenses, we could be suspended or debarred from all further government contracting.

We operate with leverage, and a significant amount of cash will be required to service our indebtedness. Restrictions imposed by the terms of our indebtedness may limit our operating and financial flexibility.

As of December 31, 2007, we had total consolidated outstanding debt of approximately $368.6 million, which consisted of $368.0 million under our revolving credit facility and $0.6 million under local credit facilities maintained by our foreign subsidiaries. We also had $3.5 million outstanding commitments under letters of credit.

Our existing revolving credit facility permits us to borrow up to $500.0 million. However, we are permitted to expand our revolving credit facility by an additional $200.0 million, subject to certain limitations and satisfaction of certain conditions, including compliance with certain financial covenants.

As of December 31, 2007, the total remaining credit available to us under our credit facility and those of our foreign subsidiaries was $138.1 million. If we were to borrow the maximum available to us under our credit facility and those of our foreign subsidiaries, we would have total consolidated outstanding debt of approximately $506.7 million. The high level of our indebtedness could have important consequences to holders of our common stock, given that:

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

Our revolving credit facility prevents us and our subsidiaries from incurring any additional indebtedness other than (i) borrowings under our existing revolving credit facility; (ii) certain types of indebtedness that may be incurred subject to aggregate dollar limitations identified in the credit facility, including, without limitation, purchase money indebtedness and capital lease obligations, indebtedness incurred in connection with a permitted acquisition, and loans obtained through an expansion of the facility, all of which cannot exceed $250.0 million at any time, and (iii) other types of indebtedness that are not limited to specific dollar limitations, such as indebtedness incurred in the ordinary course of business and unsecured, subordinated indebtedness. The aggregate amount of indebtedness that we may incur pursuant to these exceptions is further limited by the financial covenants in our revolving credit facility and, therefore, will depend on our future results of operations and cannot be determined at this time. Furthermore, although we may incur unlimited amounts of certain types of indebtedness, subject to compliance with these financial covenants, the amount of indebtedness that we may actually be able to incur will depend on the terms on which such types of debt financing are available to us, if available at all.

As a result of the foregoing, we may be prevented from engaging in transactions that might further our growth strategy or otherwise be considered beneficial to us. A breach of any of the covenants in our revolving credit facility could result in a default thereunder. If payments to the lenders under our revolving credit facility were to be accelerated, our assets could be insufficient to repay in full the indebtedness under our credit facility and our other liabilities. Any such acceleration could also result in a foreclosure on all or substantially all of our subsidiaries’ assets, which would have a negative impact on the value of our common stock and jeopardize our ability to continue as a going concern.

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

Our past and present ownership and operation of manufacturing plants are subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste and the cleanup of properties affected by hazardous substances. As a result, we are involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters and could become subject to fines or penalties related thereto. We cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist. Compliance with more stringent laws or regulations, or stricter interpretation of existing laws, may require additional expenditures by us, some of which may be material. We have been identified as a potentially responsible party pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, for remediation costs associated with waste disposal sites previously used by us. In general, CERCLA can impose liability for costs to investigate and remediate contamination without regard to fault or the legality of disposal and, under certain circumstances, liability may be joint and several, resulting in one party being held responsible for the entire obligation. Liability may also include damages for harm to natural resources. The remediation costs and our allocated share at some of these CERCLA sites are unknown. We may also be subject to claims for personal injury or contribution relating to CERCLA sites. We reserve amounts for such matters when expenditures are probable and reasonably estimable.

We are subject to potential labor disruptions, which could have a significant impact on our business.

Certain of our employees located in Grand Rapids, Michigan and Italy are represented by unions. The collective bargaining agreement for our Grand Rapids location expires August 27, 2011. We have also had sporadic, to date unsuccessful, attempts to unionize our other North American manufacturing locations and have experienced a number of brief work stoppages at our facilities in Italy as a result of national and local issues. While we believe that we have good relations with our workforce, we may experience work stoppages or other labor problems in the future, and further unionization efforts may be successful. Any prolonged work stoppage could have an adverse effect on our reputation, our vendor relations and our dealership network. Moreover, because substantially all of our products are manufactured to order, we do not carry finished goods inventory that could mitigate the effects of a prolonged work stoppage.

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

In the future, any foreign currency appreciation relative to the U.S. dollar would increase our expenses that are denominated in that currency. Additionally, as we report currency in the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the Canadian dollar and the Euro. Approximately 12.3% of our revenues in 2007 and 38.5% of our cost of goods sold in 2007 were denominated in currencies other than the U.S. dollar. From time to time we review our foreign currency exposure and evaluate whether we should enter into hedging transactions.

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

We are also subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. Under these provisions, if anyone becomes an “interested stockholder,” we may not enter into a “business combination” with that person for three years without special approval, which could discourage a third party from making a takeover offer and could delay or prevent a change of control. For purposes of Section 203, “interested stockholder” means, generally, someone owning 15% or more of our outstanding voting stock or an affiliate of ours that owned 15% or more of our outstanding voting stock during the past three years, subject to certain exceptions as described in Section 203. Upon any change in control, the lenders under our revolving credit facility would have the right to require us to repay all of our outstanding obligations under the facility.

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

•	sales of common stock by us or members of our management team; and

•	changes in stock market analyst recommendations or earnings estimates regarding our common stock, other comparable companies or the office furniture industry generally.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

We operate over 2,986,000 square feet of facilities, including manufacturing plants, warehouses and sales offices. Of these facilities, we own approximately 2,236,000 square feet and lease approximately 750,000 square feet. Our manufacturing plants are located in East Greenville, Pennsylvania, Grand Rapids and Muskegon, Michigan, Toronto, Canada, and Foligno and Graffignana, Italy. The location, square footage, and use of the facilities as of December 31, 2007 are shown below.

Owned Locations	Square Footage	Use
East Greenville, Pennsylvania	547,000 (1)	Corporate Headquarters, Manufacturing, Warehouses, and Administration
Grand Rapids, Michigan	545,000 (1)	Manufacturing and Administration
Muskegon, Michigan	368,000 (1)	Manufacturing and Administration
Toronto, Canada	408,000	Manufacturing, Distribution, Warehouses, and Administration
Foligno, Italy	258,000	Manufacturing, Distribution, Warehouses, and Administration
Graffignana, Italy	110,000	Manufacturing, Distribution, Warehouses, and Administration

Leased Locations	Square Footage	Use
East Greenville, Pennsylvania	142,000 (2)	Warehouses, Distribution
Muskegon, Michigan	105,000	Manufacturing
Toronto, Canada	170,000	Manufacturing, Warehouses, and Administration
Knoll, Europe	44,000	Administration, Warehouses
Edelman Leather, Connecticut	51,000	Manufacturing and Administration
Miscellaneous Showrooms	238,000	Sales Offices

(1)	Facilities are encumbered by mortgages securing indebtedness under our revolving credit facility.
(2)	These are three warehouses that have been subleased to a third party logistics provider and serve as our northeast distribution center.

We believe that our plants and other facilities are sufficient for our needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

From time to time we are subject to litigation or other legal proceedings arising in the ordinary course of business. Based upon information currently known to us, we believe the outcome of such proceedings will not have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividend Policy

Our common stock has been listed on the New York Stock Exchange (“NYSE”) since December 14, 2004, the date of our initial public offering, under the symbol “KNL.” As of February 22, 2008, there were approximately 63 stockholders of record of our common stock.

The following table sets forth, for the periods indicated, high and low sales prices for the common stock as reported by the NYSE.

	High	Low
Fiscal year ended December 31, 2007
First quarter	$23.90	$19.92
Second quarter	$24.90	$22.21
Third quarter	$23.53	$16.38
Fourth quarter	$19.24	$15.80

	High	Low
Fiscal year ended December 31, 2006
First quarter	$22.00	$16.11
Second quarter	$22.95	$17.93
Third quarter	$20.45	$16.78
Fourth quarter	$22.38	$19.06

We declared and paid cash dividends of $0.45 per share and $0.41 per share during the years ended December 31, 2007 and 2006, respectively. Our board of directors currently intends to declare and pay quarterly dividends of $0.12 per share on our common stock. However, the declaration and payment of dividends is subject to the discretion of our board of directors and depends on various factors, including our net income, financial condition, cash requirements and future prospects and other factors deemed relevant by our board of directors. Our revolving credit facility imposes restrictions on our ability to pay dividends, and thus our ability to pay dividends on our common stock will depend upon, among other things, our level of indebtedness at the time of the proposed dividend and whether we are in default under any of our debt obligations. Our ability to pay dividends will also depend on the requirements of any future financing agreements to which we may be a party.

Performance Graph

The following line graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the Standard & Poors’ 500 Stock Index and with the cumulative total return on a peer group of companies selected by us for the period commencing on December 14, 2004, the date our shares began trading publicly, and ending on December 31, 2007. Our share price at the beginning of the measurement period is $15.00 per share, the price in our initial public offering. The graph and table assume that $100 was invested on December 14, 2004 in each of our common stock and the stock of our peer group, and on November 30, 2004 in the S&P 500 Index, and that all dividends were reinvested. Cumulative total stockholder returns for our common stock, the S&P 500 Index, and the stock of our peer group are based on our fiscal year. Our peer group is made up of two publicly-held manufacturers of office furniture, Herman Miller, Inc. and Steelcase, Inc. The stock performance on the graph below does not necessarily indicate future price performance.

	12/14/2004	12/31/2004	12/31/2005	12/31/2006	12/31/2007
Knoll, Inc.	100.00	116.67	115.69	151.92	116.07
S&P 500	100.00	103.40	108.48	125.62	132.52
Peer Group	100.00	109.18	117.06	147.36	138.29

*	The performance graph should not be deemed filed or incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, unless we specifically incorporate the performance graph by reference therein.

Repurchases of Equity Securities

The following is a summary of share repurchase activity during the three months ended December 31, 2007.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of publicly Announced Plans or Programs		Maximum Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1) (5)
October 1, 2007—October 31, 2007	9,589	18.12	9,589	(2)	34,752,320	(5)
November 1, 2007—November 30, 2007	657,331	16.50	657,331	(3)	24,444,280	(5)
December 1, 2007—December 31, 2007	421,009	16.75	421,009	(4)	17,460,956	(5)

Total	1,087,929		1,087,929

(1)	There is no limit on the number or value of shares that may be purchased by us under the Options Proceeds Program. Under our $50.0 million stock repurchase program we are only authorized to spend an aggregate of $50.0 million on stock repurchases. There is no scheduled expiration date for the Options Proceeds Program or the $50.0 million stock repurchase program, but our board of directors may terminate either program at anytime in the future.
(2)	These shares were purchased under the Options Proceeds Program.
(3)	31,231 of these shares were purchased under the Options Proceeds Program and 626,100 of these shares were purchased under our $50.0 million stock repurchase program approved by our board of directors on February 2, 2006.
(4)	4,343 of these shares were purchased under the Options Proceeds Program and 416,666 of these shares were purchased under our $50.0 million stock repurchase program approved by our board of directors on February 2, 2006.
(5)	On February 4, 2008, our board of directors expanded our previously authorized $50.0 million stock repurchase program by an additional $50.0 million. As of February 4, 2008, we had approximately $67.0 million authorized under this stock repurchase program.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes included elsewhere in this Form 10-K. The selected consolidated financial data for the years ended December 31, 2005, 2006 and 2007 and as of December 31, 2006 and 2007 are derived from our audited financial statements included elsewhere in this Form 10-K. The selected consolidated financial data for the years ended December 31, 2003 and 2004 and as of December 31, 2003, 2004 and 2005 are derived from our audited financial statements not included in this Form 10-K.

	Years Ended December 31,
	2003	2004	2005	2006	2007
	(dollars in thousands, except shares and per share data)
Consolidated Statement of Operations Data:
Sales	$697,246	$706,390	$807,960	$982,152	$1,055,814
Cost of sales	460,911	465,379	535,904	663,115	690,689

Gross profit	236,335	241,011	272,056	319,037	365,125
Selling, general and administrative expenses	149,739	169,706	179,217	202,097	222,937

Operating income	86,596	71,305	92,839	116,940	142,188
Interest Expense	20,229	19,452	23,684	23,717	24,598
Other (expense) income, net	(2,473)	(5,316)	(5,355)	741	(4,651)

Income before income tax expense	63,894	46,537	63,800	93,964	112,939
Income tax expense	27,545	19,793	27,891	35,331	41,496

Net income	$36,349	$26,744	$35,909	$58,633	$71,443

Per Share Data:
Earnings per share:
Basic	$0.78	$0.58	$0.70	$1.18	$1.48
Diluted	$0.75	$0.55	$0.68	$1.14	$1.45
Cash dividends declared per share	$—	$1.525	$0.25	$0.41	$0.45
Weighted average shares outstanding
Basic	46,317,530	46,353,253	51,219,123	49,606,677	48,239,189
Diluted	48,414,374	48,319,483	52,919,388	51,238,088	49,248,902

	As of December 31,
	2003	2004	2005	2006	2007
	(in thousands)
Consolidated Balance Sheet Data:
Working (deficit) capital	$(28,238)	$67,492	$63,993	$77,170	$86,453
Total assets	561,001	574,239	582,546	632,137	717,442
Total long-term debt, including current portion	380,871	392,858	316,038	350,316	368,576
Total liabilities	569,120	595,584	544,830	627,753	642,721
Stockholders’ (deficit) equity	(8,119)	(21,345)	37,716	4,384	74,721

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations provides an account of our financial performance and financial condition that should be read in conjunction with the accompanying audited consolidated financial statements.

Overview

The fourth quarter of 2007 completed a very successful year for Knoll. In 2007, we experienced sales climbing past the $1.0 billion mark and we were able to deliver more than 20% growth in earnings per share. This year we also continued to expand our industry leading margins and generated better than industry top-line growth. In the fourth quarter of 2007, we increased our dividend from $0.11 per share to $0.12 per share. Net sales for the year were $1.05 billion, an increase of 7.5% over 2006. Operating income and net income were $142.2 million and $71.4 million, an increase of 21.6% and 21.8%, respectively, over the full year 2006. Diluted earnings per share rose from $1.14 in 2006 to $1.45 in 2007, an increase of 27.2%.

During 2007, our gross margins expanded 210 basis points from 32.5% in 2006 to 34.6% in 2007. The increase in gross margin was attributable to additional volume, better pricing, and moderating raw material and transportation inflation. Improved factory performance and our global sourcing initiatives also contributed to the increase. In addition, we were able to achieve this gross margin increase despite the negative foreign exchange from the appreciation of the Canadian Dollar.

In 2007, we continued to work to increase our share in non-systems categories. Over the past several years we have actively expanded our product lines in these categories to help us pursue a larger share of the market for these goods. We have successfully been selling to our office systems clients and securing stand-alone opportunities for the sales of seating, files and storage, and casegoods. Our Specialty businesses continue to offer a wide range of products and accessories for our customers. In 2002, we introduced the award winning and commercially successful LIFE chair to drive our growth in the seating category and compete in the high-performance work chair market. In 2004, we introduced the Knoll Essentials collection of easy-to-order, best-selling products from our broad range of office furnishings and quadrupled our storage offering. During 2005, we increased the pace of our new product introductions for our Knoll Textiles collection of upholstery, panel fabrics, wall coverings and drapery and continued to expand our retail distribution network for our KnollStudio collection of chairs, barstools, lounge seating, conference, dining and occasional tables to take advantage of increased consumer interest in modern and mid-century design, showcase our design strength and broaden recognition of the Knoll brand. We introduced our Chadwick chair in 2005 and introduced our Essentials chair collection in January 2006. In October, 2007 we acquired Teddy & Arthur Edelman, Limited as a compliment to our specialty businesses. Edelman Leather supplies fine leathers to residential, hospitality, aviation and contract office furniture markets. With the expansion of our product offerings either through product development or strategic acquisitions we have successfully been reducing our reliance on sales from office systems alone. Geographically we are also continuing to pursue opportunities for expansion outside of North American in Europe and beyond. We see these areas as having the greatest potential for growth in 2008.

This year we amended our credit facility in order to give us more financial flexibility to pursue opportunities of share buybacks, strategic acquisitions, or increased dividends. The refinancing of this new $500.0 million revolving credit facility was completed on June 29, 2007. During the year we were able to acquire Teddy & Arthur Edelman, Limited, buy back 2.26 million shares, and increase our dividend to $0.12 in the fourth quarter of 2007. We accomplished all of this while simultaneously decreasing our leverage ratio during 2007. Since the end of 2006, our debt has only increased by $18.3 million.

Annual cash generated from operations in 2007 was $102.2 million, compared to $77.5 million the year before. Capital expenditures in 2007 totaled $16.3 million compared to $13.4 million for 2006. Investing activities also included $70.8 million for the acquisition of Teddy & Arthur Edelman, Limited. In addition, we spent $48.1 million on stock repurchases during the year and paid $21.7 million in dividends to our stockholders.

Overall, our strong performance in 2007 enhanced our ability to invest in initiatives that drive top-line growth and improve our margins.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses and the disclosure of certain contingent assets and liabilities. Actual results may differ from such estimates. We believe that the critical accounting policies that follow are those policies that require the most judgment, estimation and assumption in preparing our consolidated financial statements.

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

On December 19, 2006, we purchased certain intangibles as an investment in our seating line. A definite useful life was assigned to these intangibles and, as such, amortization will be recorded over the economic life of the intangibles in accordance with Statement of Financial Accounting Standards 142 Goodwill and Other Intangible Assets.

On October 1, 2007, in combination with the acquisition of Teddy & Arthur Edelman, Limited, we acquired certain intangible assets related to a trade name, non-compete agreement and customer relationships. The trade name was valued at $26.0 million and it will be tested annually for impairment. The non–compete agreement and customer relationships intangibles were valued at $0.7 million and $6.5 million, respectively. These were assigned definite useful lives and, as such, amortization will be recorded over the economic life of the intangibles in accordance with Statement of Financial Accounting Standards 142 Goodwill and Other Intangible Assets.

Deferred financing costs that are incurred by us in connection with the issuance of debt are deferred and amortized to interest expense over the life of the underlying indebtedness. The period of these costs maybe shortened if the underlying indebtedness is modified or retired.

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

Pension and Other Postretirement Benefits

We sponsor two defined benefit pension plans and two other postretirement benefit plans that cover substantially all of our U.S. employees. Several statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liability related to the plans. Key factors include assumptions about the expected rates of return on plan assets, discount rates, and health care cost trend rates, as determined by us, within certain guidelines. We consider market conditions, including changes in investment returns and interest rates, in making these assumptions.

We determine the expected long-term rate of return on plan assets based on aggregating the expected rates of return for each component of the plan’s asset mix. We use historic plan asset returns combined with current market conditions to estimate the rate of return. The expected rate of return on plan assets is a long-term assumption and generally does not change annually. The discount rate reflects the market rate for high-quality fixed income debt instruments as of our annual measurement date and is subject to change each year. Holding all other assumptions constant, a one-percentage-point increase or decrease in the assumed rate of return on plan assets would decrease or increase 2007 net periodic pension expense by approximately $0.8 million. Likewise, a one percentage point increase or decrease in the discount rate would decrease or increase 2007 net periodic pension expense by approximately $2.5 million or $4.2 million, respectively.

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

Key assumptions we use in determining the amount of the obligation and expense recorded for postretirement benefits other than pensions (“OPEB”), under FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, include the assumed discount rate and the assumed rate of increases in future health care costs. The discount rate we use to determine the obligation for these benefits matches the discount rate used in determining our pension obligations in each year presented. In estimating the health care cost trend rate, we consider actual health care cost experience, future benefit structures, industry trends and advice from our actuaries. We assume that the relative increase in health care costs will generally trend downward over the next several years, reflecting assumed increases in efficiency in the health care system and industry-wide cost containment initiatives. At December 31, 2007, the expected rate of increase in future health care costs was 8% in determining the benefit obligation for 2008 and 9% in determining the net periodic benefit cost for 2007. The rate was then assumed to decrease 1.0% per year to an ultimate rate of 5% for 2012 and thereafter for the benefit obligation. Increasing the assumed health care cost trend by one percentage point in each year would increase the benefit obligation as of December 31, 2007, by $3.2 million and increase the aggregate of the service and interest cost components of net periodic benefit cost for 2007 by approximately $0.2 million. Decreasing the assumed health care cost trend rate by one percentage point in each year would decrease the benefit obligation as of December 31, 2007 by approximately $2.6 million and decrease the aggregate of the service and interest cost components of net periodic benefit cost for 2007 by approximately $0.2 million.

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

Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be recognized.

At December 31, 2007, deferred tax liabilities of $75.6 million exceeded deferred tax assets of $33.5 million by $42.1 million. At December 31, 2006, our deferred tax liabilities of $71.7 million exceeded deferred tax assets of $43.5 million by $28.2 million. Our deferred tax assets at December 31, 2007 and 2006 of $33.5 million and $43.5 million, respectively, are net of valuation allowances of $17.0 million and $17.9 million, respectively. We have recorded the above valuation allowance primarily for net operating loss carryforwards in foreign tax jurisdictions where we have incurred historical tax losses from operations or acquired tax losses through acquisition, and have determined that it is more likely than not that these deferred tax assets will not be realized.

We evaluate on a quarterly basis the realizability of our deferred tax assets and adjust the amount of the allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income and our assessment of available tax planning strategies that could be implemented to realize the net deferred tax assets.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of SFAS 109, on January 1, 2007. FIN 48 created a single model to address uncertainty in tax positions, and clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in an enterprise’s financial statements. FIN 48 also provided guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As of January 1, 2007, the Company had unrecognized tax benefits of $3.4 million. The Company did not have to record any cumulative effect adjustment to retained earnings as a result of adopting FIN 48.

Interest Rate Swap and Cap Agreements

We account for our interest rate swap and cap agreements in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”). Our interest rate swap agreement, which matured on September 29, 2006, was classified as a cash flow hedge and, as such, the effective portion of the change in the value of the contract was recorded in other comprehensive income, net of tax, and reclassified into earnings in the period or periods during which the hedged transaction affects earnings. Our old interest rate cap agreement, which also matured on September 29, 2006, and our two new interest rate cap agreements entered into on September 30, 2006, are classified as risk management instruments and management has elected to not apply hedge accounting. As such, the change in fair value of the contracts is reported in earnings in the period the value of the contract changes as a component of other income (expense). Changes in valuation assumptions and estimates used by the counterparties could materially affect our results of operations or financial position.

Results of Operations

Years ended December 31, 2006 and 2007

	Three Months Ended				Twelve Months Ended	Three Months Ended				Twelve Months Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006	December 31, 2006	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	December 31, 2007
(unaudited) (in thousands, except statistical data)
Consolidated Statement of Operations Data:
Sales	$218,100	$247,476	$243,609	$272,967	$982,152	$247,947	$272,089	$253,962	$281,816	$1,055,814
Gross profit	69,773	78,965	81,220	89,079	319,037	84,528	93,389	88,249	98,959	365,125
Operating income	21,937	29,236	30,158	35,609	116,940	30,780	37,635	34,282	39,491	142,188
Interest expense	5,347	5,449	5,983	6,938	23,717	6,492	6,463	5,629	6,014	24,598
Other income (expense), net	237	525	(309)	288	741	(376)	(2,737)	(794)	(744)	(4,651)
Income tax expense	6,574	9,560	8,227	10,970	35,331	9,084	10,921	9,446	12,045	41,496

Net income	$10,253	$14,752	$15,639	$17,989	$58,633	$14,828	$17,514	$18,413	$20,688	$71,443

Statistical and Other Data:
Sales growth from comparable prior year	21.8%	25.2%	16.4%	23.1%	21.6%	13.7%	9.9%	4.2%	3.2%	7.5%
Gross profit margin	32.0%	31.9%	33.3%	32.6%	32.5%	34.1%	34.3%	34.7%	35.1%	34.6%
Backlog	$173,826	$169,878	$170,609	$167,728	$167,728	$193,544	$174,148	$169,762	$190,744	$190,744

Sales

Sales for 2007 were $1.05 billion, an increase of $73.7 million, or 7.5%, from sales of $982.2 million for 2006. The increase was attributable to additional revenues realized from price increases as well as higher volumes across all product categories. Approximately $30.6 million of the increase for total year sales, or approximately 41.5%, was attributable to additional revenues realized from price increases. Our specialty businesses followed by international expansion and complimentary seating and storage products experienced the strongest growth in the year. Our Specialty businesses benefited from our fourth quarter acquisition of Teddy & Arthur Edelman, Limited. At December 31, 2007, sales backlog was $190.7 million, an increase of $23.0 million, or 13.7%, from sales backlog of $167.7 million as of December 31, 2006.

Gross Profit and Operating Income

Gross profit for 2007 was $365.1 million, an increase of $46.1 million, or 14.4%, from gross profit of $319.0 million for 2006. Operating income for 2007 was $142.2 million, an increase of $25.2 million, or 21.6%, from operating income of $116.9 million for 2006.

As a percentage of sales, gross profit increased from 32.5% for 2006 to 34.6% for 2007. Operating income as a percentage of sales increased from 11.9% to 13.5% over the same period. Additional volume, better pricing, and moderating inflation led to the increase in gross margin. Improved factory performance and our global sourcing initiatives also contributed to the increase. The increase in gross profit came in spite of further appreciation of the Canadian Dollar. Foreign currency inflation amounted to $8.7 million of additional cost for 2007 over 2006.

Operating expenses for 2007 were $222.9 million, or 21.1% of sales, compared to $202.1 million, or 20.6% of sales, for 2006. Increased investment spending on growth initiatives relating to new products and international expansion accounted for $8.4 million of the increase. Increased incentive payments as a result of higher sales and profits accounted for $6.2 million of the increase. The acquisition of Teddy & Arthur Edelman, Limited also impacted operating expense levels by $4.0 million for the year ended December 31, 2007.

Interest Expense

Interest expense for 2007 was $24.6 million, an increase of $0.9 million, from interest expense of $23.7 million for 2006. The increase in interest expense was largely due to the increased average debt outstanding for the year.

The weighted average interest rate for 2007 was approximately 7.0%. The weighted average interest rate for 2006 was approximately 7.2%.

Other Income (Expense), Net

Other expense for 2007 was $4.7 million comprised primarily of a $4.2 million loss due to our foreign currency translation and a $1.2 million loss related to the write-off of deferred financing fees. These losses were offset partially by $0.7 million of miscellaneous income. Other income for 2006 was $0.7 million and was comprised primarily of a $0.6 million gain due to our foreign currency translation, a $0.7 million unrealized loss on our interest rate cap agreements, and $0.8 million in other miscellaneous income.

Income Tax Expense

The mix of pretax income and the varying effective tax rates in the countries in which we operate directly affects our consolidated effective tax rate. The effective tax rate was 36.7% for 2007 compared to 37.6% for 2006. The decrease in the effective tax rate was mainly due to the reduction in our contingent tax reserve for the closing of the statute of limitations on our 2003 tax year.

Years ended December 31, 2005 and 2006

Sales

Sales for 2006 were $982.2 million, an increase of $174.2 million, or 21.6%, from sales of $808.0 million for 2005. The sales increase was primarily due to increased sales across all our product categories and Europe primarily as a result of continued growth recovery in the industry. For each quarter in 2006, we experienced a greater than 15% increase in sales over the comparable prior year period. Approximately $3.4 million of the increase for total year sales, or approximately 2%, was attributable to additional revenues realized from price increases. The highest growth rate was led by our seating and storage lines, and followed by our specialty product lines and systems. Systems, which is our largest product category, increased 21% alone. At December 31, 2006, sales backlog was $167.7 million, an increase of $20.4 million, or 13.8%, from sales backlog of $147.3 million as of December 31, 2005.

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

Operating margins benefited from better absorption of overhead on incremental volume. Operating expenses for 2006 were $202.1 million, or 20.6% of sales, compared to $179.2 million, or 22.2% of sales, for 2005. Operating expenses in 2006 included approximately $1.2 million of costs related to our two secondary public offerings completed in February and August 2006, $137 thousand of costs incurred in connection with our buyback of 3.9 million shares from Warburg Pincus and additional bank and related fees of $258 thousand due to the amendment of our credit facility. Operating expense in 2006 also increased as a result of higher selling expenses and sales and incentive compensation directly attributable to increase sales dollars.

Interest Expense

Interest expense for 2006 and 2005 was $23.7 million. The decrease in interest expense at the beginning of 2006 was largely due to lower average debt balances and was offset by an increase in the third and fourth quarters with our debt expansion.

The weighted average interest rate for 2006 was approximately 7.2%. The weighted average interest rate for 2005 was approximately 6.4%.

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

Liquidity and Capital Resources

The following table highlights certain key cash flows and capital information pertinent to the discussion that follows:

	2007	2006	2005
	(in thousands)
Cash provided by operating activities	$102,155	$77,528	$77,441
Capital expenditures	16,292	13,362	10,744
Net cash used in investing activities	86,910	16,578	10,643
Purchase of common stock	48,134	107,799	3,056
Net proceeds from (repayment of) debt	18,194	34,173	(76,723)
Payment of dividends	21,690	20,195	12,490
Net proceeds from issuance of stock	29,015	27,249	31,390
Net cash used for financing activities	16,675	56,414	64,159

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

During the first half 2006, we implemented our $50.0 million discretionary stock repurchase program and began using cash generated by operating activities to buy back shares. On February 4, 2008, our Board of

Directors approved a $50.0 million increase to this discretionary stock repurchase program. As of February 4, 2008, we had authority under this discretionary stock repurchase program to spend approximately $67.0 million.

We use our revolving credit facility in the ordinary course of business to fund our working capital needs, and at times make significant borrowings and repayments under the revolving facility depending on our cash needs and availability at such time.

Net cash provided by operating activities was $102.2 million in 2007, $77.5 million in 2006 and $77.4 million in 2005. The increase in operating cash flow in 2007 was largely a result of an increase of $12.8 million in net income. Non-cash amortizations accounted for $32.2 million of the increase as well as $1.2 million from the non-cash write-off of deferred financing fees. These increases were partially offset with increased spending to fund our working capital as a result of higher sales volumes. The increase in operating cash flow in 2006 was largely a result of an increase of $22.7 million in net income. This increase was offset with increased spending to fund our working capital needs as a result of higher sales volumes. In addition, with the implementation of FAS 123 (R), the tax benefit from stock options is now included in financing activities as a cash inflow rather than in operating activities as it was in 2005.

For the year ended December 31, 2007, we used available cash, including the $102.2 million of net cash from operating activities, $29.0 million of proceeds from the issuance of common stock, and $18.2 million of net borrowings, to fund $16.3 million in capital expenditures, repurchase $48.1 million of common stock for treasury, fund dividend payments to shareholders totaling $21.7 million, and to fund working capital. In addition, on October 1, 2007, we completed the acquisition of Teddy & Arthur Edelman, Limited. Cash expenditures for the transaction totaled 70.8 million, net of cash acquired. Cash from financing activities in 2007 also included the payment of fees on the refinanced credit facility. In 2006, we used available cash, including the $77.5 million of net cash from operating activities, $27.2 million of proceeds from the issuance of common stock, and $34.2 million of net borrowings, to fund $13.4 million in capital expenditures, purchase $3.3 million of intangibles, repurchase $107.8 million of common stock for treasury, fund dividend payments to shareholders totaling $20.2 million, and fund working capital.

On June 29, 2007, we completed the refinancing of our revolving credit facility with a new $500 million revolving credit facility. The new agreement matures in June 2013 and may be used for general corporate purposes, including strategic acquisitions, stock buybacks and cash dividends. Under the new agreement, we can also increase our facility by up to $200 million subject to certain limitations and satisfaction of certain conditions. The improved interest rates in the new facility will provide for reduced borrowing costs allowing us to free up cash for other uses. At December 31, 2007, our outstanding debt was $368.6 million. Our credit facility includes a letter of credit subfacility of which $3.5 million of letters of credit was outstanding at December 31, 2007.

In addition to the above described credit facility, our foreign subsidiaries maintain local credit facilities to provide credit for overdraft, working capital and other purposes.

We are currently in compliance with all of the covenants and conditions under our revolving credit facility. We believe that existing cash balances and internally generated cash flows, together with borrowings available under our revolving credit facility, will be sufficient to fund normal working capital needs, capital spending requirements, debt service requirements and dividend payments for at least the next twelve months. In addition, we believe that we will have adequate funds available to meet long-term cash requirements and that we will be able to comply with the covenants under the credit agreement. Future principal debt payments may be paid out of cash flows from operations, from future refinancing of our debt or from equity issuances. However, our ability to make scheduled payments of principal, to pay interest on or to refinance our indebtedness, to satisfy our other debt obligations and to pay dividends to stockholders will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

Contractual Obligations

The following summarizes our fixed long-term contractual cash obligations as of December 31, 2007 (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Long-term debt	$22,756	$46,314	$52,578	$380,980	$502,628
Operating leases	10,725	16,909	10,424	11,674	49,732
Purchase commitments	931	—	—	—	931
Pension plan contributions	8,500	—	—	—	8,500
Postretirement benefit plan obligations	1,500	—	—	—	1,500

Total	$44,412	$63,223	$63,002	$392,654	$563,291

Contractual obligations for long-term debt include principal and interest payments. Interest has been included at either the fixed rate or the variable rate in effect as of December 31, 2007, as applicable.

Environmental Matters

Our past and present business operations and our past and present ownership and operation of manufacturing plants on real property are subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste and the cleanup of properties affected by hazardous substances. As a result, we are involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters and could become subject to fines or penalties related thereto. We cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist. Compliance with more stringent laws or regulations, or stricter interpretation of existing laws, may require additional expenditures by us, some of which may be material. We have been identified as a potentially responsible party pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) for remediation costs associated with waste disposal sites that we previously used. The remediation costs and our allocated share at some of these CERCLA sites are unknown. We may also be subject to claims for personal injury or contribution relating to CERCLA sites. We reserve amounts for such matters when expenditures are probable and reasonably estimable.

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

Section 404 of the Sarbanes-Oxley Act of 2002

Beginning in late 2004, we began a process to document and evaluate our internal controls over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations, which require annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors on the effectiveness of internal control over financial reporting. In this regard, management has dedicated internal resources, engaged outside consultants and adopted and implemented a detailed work plan to (i) assess and document the adequacy of internal controls over financial reporting, (ii) take steps to improve control processes, where appropriate, (iii) validate through testing that controls are functioning as documented and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. Our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our assessment of our internal controls over financial reporting have resulted, and are likely to continue to result, in increased expenses.

Management and our audit committee have given our compliance with Section 404 the highest priority. We cannot, however, be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we fail to correct any issues in the design or operating effectiveness of internal controls over financial reporting or fail to prevent fraud, current and potential stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock.

Forward-looking Statements

This annual report on Form 10-K contains forward-looking statements, principally in the sections entitled “Quantitative and Qualitative Disclosures About Market Risk,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and “Business.” Statements and financial discussion and analysis contained in this annual report on Form 10-K that are not historical facts are forward-looking statements. These statements discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to us, based on our current beliefs as well as assumptions made by us and information currently available to us. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “possible,” “potential,” “predict,” “project,” or other similar words, phrases or expressions. Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation: the risks described under Item 1A and in Item 7A of this annual report on Form 10-K; changes in the economy or financial stability of our clients resulting in decreased corporate spending and service sector employment; changes in relationships with clients; the mix of products sold and of clients purchasing our products; the success of new technology initiatives; changes in business strategies and decisions; competition from our competitors; our ability to recruit and retain an experienced management team; changes in raw material prices and availability; restrictions on government spending resulting in fewer sales to one of our largest customers; our debt restrictions on spending; our ability to protect our patents, copyrights and trademarks; our reliance on furniture dealers to produce sales; lawsuits arising from patents, copyrights and trademark infringements; violations of environment laws and regulations; potential labor disruptions; adequacy of our insurance policies; the availability of future capital; and currency rate fluctuations. The factors identified above are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement. Unpredictable or unknown factors could also have material adverse effects on us. All forward-looking statements included in this annual report on Form 10-K are expressly qualified in their entirety by the foregoing cautionary statements. Except as required under the Federal securities laws and the rules and regulations of the SEC, we undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Recent Accounting Pronouncements

In July 2006, the FASB issued FIN 48, which is an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 created a single model to address uncertainty in tax positions, and clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in an enterprise’s financial statements. FIN 48 also provided guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 on January 1, 2007. As of January 1, 2007, the Company had unrecognized tax benefits of $3.4 million. The Company did not have to record any cumulative effect adjustment to retained earnings as a result of adopting FIN 48.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have adopted SFAS 157 as of January 1, 2008, as required. The adoption of SFAS 157 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of SFAS No. 115” (“SFAS 159”), which permits an entity to choose to measure many financial instruments and certain other items at fair value. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. We have adopted SFAS 159 as of January 1, 2008, as required. The adoption of SFAS 159 did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS 141(R)”), which is intended to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations. SFAS 141(R) requires that the acquiring entity in a business combination recognize all (and only) the assets and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose to investors and other users all of the information that they need to evaluate and understand the nature and financial effect of the business combination. In addition, SFAS 141(R) impacts the accounting for transaction and restructuring costs. SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently determining the impact of SFAS 141(R) on its consolidated financial statements.

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

We also have risk in our exposure to certain material and transportation costs. Our largest raw material costs are for steel and plastics. Steel is the primary raw material used in the manufacture of our products. The price of plastic, another significant raw material used in the manufacture of our products, is sensitive to the cost of oil, which has increased significantly in recent history. For the year ended December 31, 2007, material inflation was approximately $7.4 million and transportation inflation was approximately $3.1 million. During 2006, material inflation was approximately $12.8 million and transportation inflation was approximately $1.9 million. We continue working to attempt to offset these price changes in raw materials and transportation through our global sourcing initiatives, cost improvements and price increases to our products.

Interest Rate Risk

We have variable rate debt obligations that are denominated in U.S. dollars. A change in interest rates impacts the interest incurred and cash paid on the variable-rate. The weighted average rate for 2007 was 7.0%. The weighted average rate for the same period of 2006 was 7.2%.

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

The following table summarizes our market risks associated with our debt obligations and interest rate hedge agreements as of December 31, 2007. For debt obligations, the table presents principal cash flows and related weighted average interest rates by year of maturity. Variable interest rates presented for variable-rate debt represent the weighted average interest rates on our credit facility borrowings as of December 31, 2007. For interest rate caps, the table presents the notional amounts and related weighted average interest rates by year of maturity.

	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
	(dollars in thousands)
Rate Sensitive Liabilities
Long-term Debt:
Fixed Rate	$136	$140	$145	$155	$—	$—	$576	$576
Average Interest Rate	$4.11%	4.11%	4.11%	4.11%	—	—
Variable Rate	—	$—	$—	$—	$—	$368,000	$368,000	$368,000
Average Interest Rate	—	—	—	—	—	6.13%

Rate Sensitive Derivative Financial Instruments
Interest Rate Caps:
Notional Amount	$200,000	—	—	—	—	—	$200,000	$—
Strike Rate	6.00%	—	—	—	—	—

An increase in interest rates of 1% would increase annual interest expense by approximately $3.7 million. We will continue to review our exposure to interest rate fluctuations and evaluate whether we should manage such exposure through derivative transactions.

Foreign Currency Exchange Rate Risk

We manufacture our products in the United States, Canada and Italy, and sell our products primarily in those markets as well as in other European countries. Our foreign sales and certain expenses are transacted in foreign currencies. Our production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. Additionally, as our reporting currency is the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the Canadian dollar and the Euro. Approximately 12.3% and 11.4% of our revenues in 2007 and 2006, respectively, and 38.5% and 36.7% of our cost of goods sold in 2007 and 2006, respectively, were denominated in currencies other than the U.S. dollar. Foreign currency exchange rate fluctuations resulted in a $4.2 million loss in 2007 and a $0.6 million gain in 2006.

From time to time, we enter into foreign currency forward exchange contracts and foreign currency option contracts for other than trading purposes in order to manage our exposure to foreign exchange rates associated with short-term operating receivables of a Canadian subsidiary that are payable by our U.S. operations. The terms of these contracts are generally less than a year. Changes in the fair value of such contracts are reported in earnings in the period the value of the contract changes. The net gain or loss upon settlement and the remaining change in fair value is recorded as a component of other income (expense). As of December 31, 2007, we had no outstanding foreign currency contracts. During 2007, we recognized a net gain of $1.2 million related to various foreign currency option contracts initiated and settled during 2007. The fair market value of the foreign currency option contract outstanding at December 31, 2006 was $92 thousand and is included in other current liabilities in our consolidated balance as of December 31, 2006. During 2006, we recognized a net gain of $744 thousand related to various foreign currency option contracts initiated and settled during 2006.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

on Consolidated Financial Statements and Schedule

The Board of Directors and Stockholders

Knoll, Inc.

We have audited the accompanying consolidated balance sheets of Knoll, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Knoll, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for accounting for employee stock compensation plans and defined benefit pension and other post retirement plans in 2006.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertainty in income taxes in 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Knoll’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

February 25, 2008

KNOLL, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

(dollars in thousands, except share and per share data)

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$17,975	$16,038
Customer receivables, net	137,001	132,970
Inventories	92,087	75,930
Deferred income taxes	8,690	13,416
Prepaid and other current assets	7,691	10,030

Total current assets	263,444	248,384
Property, plant, and equipment, net	143,643	137,729
Goodwill, net	75,590	44,637
Intangible assets, net	226,777	193,654
Other non-trade receivables	4,800	3,835
Other noncurrent assets	3,188	3,898

Total Assets	$717,442	$632,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$136	$2,996
Accounts payable	83,107	72,567
Income taxes payable	3,539	16,317
Other current liabilities	90,209	79,334

Total current liabilities	176,991	171,214
Long-term debt	368,440	347,320
Deferred income taxes	50,815	41,665
Postretirement benefits other than pensions	21,752	26,636
Pension liability	10,885	27,633
International retirement obligation	5,305	5,243
Other noncurrent liabilities	8,533	8,042

Total liabilities	642,721	627,753

Stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 49,287,143 issued and outstanding (net of 8,906,705 treasury shares) in 2007 and 49,037,660 shares issued and outstanding (net of 6,348,764 treasury shares) in 2006	493	490
Additional paid-in-capital	—	4,409
Retained earnings (deficit)	45,255	(2,726)
Accumulated other comprehensive income	28,973	2,211

Total stockholders’ equity	74,721	4,384

Total Liabilities and Stockholders’ Equity	$717,442	$632,137

See accompanying notes to the consolidated financial statements

KNOLL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

(dollars in thousands, except share and per share data)

	2007	2006	2005
Sales	$1,055,814	$982,152	$807,960
Cost of sales	690,689	663,115	535,904

Gross profit	365,125	319,037	272,056
Selling, general, and administrative expenses	222,937	202,097	179,217

Operating Income	142,188	116,940	92,839
Interest expense	24,598	23,717	23,684
Other (expense) income, net	(4,651)	741	(5,355)

Income before income tax expense	112,939	93,964	63,800
Income tax expense	41,496	35,331	27,891

Net Income	$71,443	$58,633	$35,909

Net earnings per share
Basic	$1.48	$1.18	$0.70
Diluted	$1.45	$1.14	$0.68
Weighted-average shares outstanding:
Basic	48,239,189	49,606,677	51,219,123
Diluted	49,248,902	51,238,088	52,919,388

See accompanying notes to the consolidated financial statements

KNOLL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

(dollars in thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity (Deficit)
Balance at January 1, 2005	$495	$21,442	$(55,925)	$12,643	$(21,345)
Net income	—	—	35,909	—	35,909
Foreign currency translation adjustment	—	—	—	272	272
Unrealized gain on derivative (net of income tax effect of $151)	—	—	—	232	232
Minimum pension liability (net of income tax effect of $2,862)	—	—	—	(4,392)	(4,392)

Total comprehensive income					32,021

Shares issued for consideration:
Exercise of stock options, including tax benefit of $8,347 (2,990,262 shares)	29	38,850	—	—	38,879
Shares issued under stock incentive plan (50,000 shares)	1	(1)	—	—	—
Shares issued under employee stock purchase plan (3,953 shares)	—	65	—	—	65
Earned stock grant compensation	—	$4,052	—	—	4,052
Cash dividend ($.25 per share)	—	—	(12,898)	—	(12,898)
Purchase of common stock (181,408 shares)	(2)	(3,056)	—	—	(3,058)

Balance at December 31, 2005	$523	$61,352	$(32,914)	$8,755	$37,716
Net income	—	—	58,633	—	58,633
Foreign currency translation adjustment	—	—	—	1,714	1,714
Unrealized loss on derivative (net of income tax effect of $250)	—	—	—	(382)	(382)
Minimum pension liability (net of income tax effect of $1,856)	—	—	—	2,849	2,849

Total comprehensive income					62,814

Shares issued for consideration:
Exercise of stock options, including tax benefit of $10,158 (2,808,812 shares)	28	38,608	—	—	38,636
Shares issued under employee stock purchase plan (3,433 shares)	—	66	—	—	66
Stock-based compensation, net of forfeitures (64,000 shares)	(1)	4,505	—	—	4,504
Cash dividend ($.41 per share)	—	—	(20,830)	—	(20,830)
Purchase of common stock (6,048,756 shares)	(60)	(100,122)	(7,615)	—	(107,797)
Adjustment to initially apply FASB Statement No. 158 (net of tax of $6,987)	—	—	—	(10,725)	(10,725)

Balance at December 31, 2006	$490	$4,409	$(2,726)	$2,211	$4,384
Net income	—	—	71,443	—	71,443
Foreign currency translation adjustment	—	—	—	15,772	15,772
Pension adjustment (net of income tax effect of $7,161)	—	—	—	10,990	10,990

Total comprehensive income					98,205

Shares issued for consideration:
Exercise of stock options, including tax benefit of $8,564 (2,225,033 shares)	23	36,557	—	—	36,580
Shares issued under stock incentive plan (514,654 shares)	5	(5)	—	—	—
Shares issued under employee stock purchase plan (3,637 shares)	—	69	—	—	69
Stock-based compensation, net of forfeitures (133,333 shares)	(1)	5,904	—	—	5,903
Cash dividend ($.45 per share)	—	—	(22,286)	—	(22,286)
Purchase of common stock (2,360,607 shares)	(24)	(46,934)	(1,176)	—	(48,134)

Balance at December 31, 2007	$493	$—	$45,255	$28,973	$74,721

See accompanying notes to the consolidated financial statements

KNOLL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

(in thousands)

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$71,443	$58,633	$35,909
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	19,749	19,194	18,721
Amortization of intangible assets	1,573	663	626
Write-off of deferred financing fees	1,195	—	3,562
Foreign currency loss	4,831	157	2,045
Premium paid for interest rate cap agreement	—	(204)	—
Tax benefit from exercise of stock options	—	—	8,347
Stock based compensation	5,903	4,504	4,052
Other non-cash items	157	1,230	(5)
Changes in assets and liabilities, net of business acquired:
Customer receivables	1,644	(17,268)	(16,559)
Inventories	(2,795)	(18,866)	(7,304)
Accounts payable	1,030	14,176	11,318
Current and deferred income taxes	281	(668)	9,360
Other current assets	2,072	(2,053)	(1,560)
Other current liabilities	6,380	13,882	3,068
Other noncurrent assets and liabilities	(11,308)	4,148	5,861

Cash provided by operating activities	102,155	77,528	77,441

CASH FLOWS FOR INVESTING ACTIVITIES
Capital expenditures	(16,292)	(13,362)	(10,744)
Purchase of a business, net of cash acquired	(70,777)	—	—
Purchase a trademark and other intangible assets	—	(3,250)	—
Proceeds from the sale of assets	159	34	101

Cash used in investing activities	(86,910)	(16,578)	(10,643)

CASH FLOWS FOR FINANCING ACTIVITIES
Proceeds from the issuance of long term debt	—	38,000	250,000
Proceeds from revolving credit facilities, net	273,000	29,000	66,000
Repayment of long-term debt	(254,806)	(32,827)	(392,723)
Deferred financing fees	(2,624)	—	(3,280)
Payment of dividends	(21,690)	(20,195)	(12,490)
Proceeds from the issuance of common stock	29,015	27,249	31,390
Purchase of common stock for treasury	(48,134)	(107,799)	(3,056)
Tax benefit from the exercise of stock options	8,564	10,158	—

Cash used in financing activities	(16,675)	(56,414)	(64,159)

Effect of exchange rate changes on cash and cash equivalents	3,367	807	(996)

Increase in cash and cash equivalents	1,937	5,343	1,643
Cash and cash equivalents at beginning of the year	16,038	10,695	9,052

Cash and cash equivalents at end of the year	$17,975	$16,038	$10,695

See accompanying notes to the consolidated financial statements

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

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

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets

Intangible assets mainly consist of goodwill, trademarks and deferred financing fees. Goodwill is recorded at the amount by which cost exceeds the net assets of acquired businesses, and all other intangible assets are recorded at cost.

Goodwill and trademarks are tested for impairment at least annually rather than being amortized. The Company determined that no impairment existed based on the impairment tests for each year through 2007.

On October 1, 2007, in combination with the acquisition of Teddy & Arthur Edelman, Limited, the Company acquired certain intangible assets related to a trade name, non-compete agreement and customer relationships. The trade name will be tested annually for impairment. The non–compete agreement and the customer relationships were assigned a definite useful life and as such amortization will be recorded over the economic life of the intangibles in accordance with Statement of Financial Accounting Standards 142 “Goodwill and Other Intangible Assets”.

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

Research and Development Costs

Research and development expenses, which are expensed as incurred, were $15.9 million for 2007, $12.7 million for 2006, and $10.8 million for 2005.

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

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of SFAS 109, on January 1, 2007. FIN 48 created a single model to address uncertainty in tax positions, and clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in an enterprise’s financial statements. FIN 48 also provided guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As of January 1, 2007, the Company had unrecognized tax benefits of $3.4 million. The Company did not have to record any cumulative effect adjustment to retained earnings as a result of adopting FIN 48.

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

The fair values of cash and cash equivalents, accounts receivable, and accounts payable, approximate their carrying amounts due to their immediate or short-term periods to maturity. The stated interest rates on the Company’s long-term debt approximate market rates for debt instruments with similar terms and maturities, and accordingly, the fair value of the Company’s long-term debt, described in Note 9, approximates its carrying amount. The derivative instruments described in Note 11, are recorded at fair value as estimated by the dealer.

Derivative Financial Instruments

The Company uses derivative financial instruments to reduce its exposure to adverse fluctuations in foreign currency exchange and interest rates. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” on the date a derivative instrument is entered into, the Company designates the derivative as (i) a fair value hedge, (ii) a cash flow hedge, (iii) a hedge of a net investment in a foreign operation, or (iv) a risk management instrument. The Company recognizes all derivatives on the consolidated balance sheet at fair value. On September 30, 2006, the Company entered into two interest rate cap agreements which set a maximum interest rate on a notional amount and utilize LIBOR as a variable-rate reference. Under these agreements, the Company paid a total premium of approximately $204 thousand for a cap rate of 6.00% on $200 million of the Company’s borrowings under the credit facility. The Company has elected not to apply hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to these agreements. As such, the change in fair value of the contracts is reported in earnings in the period the value of the contract changes as a component of other income (expense). The interest rate cap agreements mature on September 30, 2008.

Foreign Currency Translation

Results of foreign operations are translated into U.S. dollars using average exchange rates during the period, while assets and liabilities are translated into U.S. dollars using exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded in accumulated other comprehensive income. As of December 31, 2007 and 2006, the accumulated foreign currency translation adjustments included in other comprehensive income amounted to $30.3 million and $14.5 million, respectively. Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than the functional currency are included in income in the period in which the change occurs.

Stock-Based Compensation

At December 31, 2007, the Company sponsored two stock incentive plans, which are described more fully in Note 16. Approximately 2,635,762 shares were available for grant as of December 31, 2007. Prior to January 1, 2006, the Company accounted for its stock incentive plan in accordance with APB 25, “Accounting for Stock Issued to Employees” (APB 25), and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock Based Compensation” (SFAS No. 123) , and no stock-based employee compensation was reflected in net income with respect to options granted under the existing plans at that time. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (SFAS No. 123(R)), using the modified-prospective-transition method for those unvested options granted after the Company’s initial public offering. Under SFAS 123(R) the Company measures the cost of employees services received in exchange for stock options based on the grant-date fair value of the award with such costs recognized over the applicable vesting period. The prospective method will be applied to those unvested options issued prior to the Company’s initial public offering that have historically been accounted for under the minimum value method. Such options continue to be accounted for under the provisions of APB 25. Under APB 25, no stock-based

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employee compensation costs is reflected in net income, as all options granted during that time period have an exercise price equal to the fair value of the underlying common stock on the date of grant. Accordingly, the Company will continue to provide pro forma financial information for prior periods to illustrate the effect on net income and earnings per share of applying the fair value recognition provisions of SFAS No. 123.

As a result of adopting SFAS No. 123(R), the Company’s income before taxes and net income after taxes for the year ended December 31, 2007, was $1.4 million and $0.8 million lower, respectively, than if it had continued to account for share-based compensation under SFAS 123 and APB Opinion No. 25. For the year ended December 31, 2007 basic earnings per share and diluted earnings per share would have been $.02 higher had the Company not adopted SFAS No. 123(R).

As a result of adopting SFAS No. 123(R), the Company’s income before taxes and net income after taxes for the year ended December 31, 2006, was $0.7 million and $0.4 million lower, respectively, than if it had continued to account for share-based compensation under SFAS No. 123 and APB Opinion No. 25. For the year ended December 31, 2006 basic earnings per share and diluted earnings per share would have been $.01 higher had the Company not adopted SFAS No. 123(R).

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Twelve Months Ended December 31,
	2007	2006	2005
	(in thousands except per share data)
Net income, as reported	$71,443	$58,633	$35,909
Add:
Stock-based employee compensation expense included in reported net income	5,021	5,319	4,019
Deduct:
Total stock-based employee compensation expense determined under fair-value-based method, net of related tax effects	(5,452)	(6,016)	(6,108)

As adjusted net income	$71,012	$57,936	$33,820
Earnings per share:
Basic—as reported	$1.48	$1.18	$.70

Diluted—as reported	$1.45	$1.14	$.68

Basic—as adjusted	$1.47	$1.17	$.66

Diluted—as adjusted	$1.44	$1.13	$.64

For the year ended December 31, 2007, the Company recognized $5.0 million of compensation expense which includes an additional $1.4 million of stock option expense as a result of adopting SFAS 123(R). Prior to the adoption of SFAS 123(R), the Company included all tax benefits associated with stock-based compensation as operating cash flows in the consolidated statement of cash flows. SFAS 123(R) requires any reduction in taxes payable resulting from tax deductions that exceed the recognized compensation expense (“excess tax benefit”) to be classified as financing cash flows. The Company included $8.6 million of excess tax benefits in the Company’s cash flows from financing activities for the twelve months ended December 31, 2007 that would have been classified as operating cash flows had the Company not adopted SFAS 123(R).

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to 2005, the fair value of the options was estimated using a minimum value method for grants made on or subsequent to March 24, 1999 and through December 14, 2004. The Company went public on December 14, 2004 and used the Black-Scholes option pricing model to value options granted after that date. During 2005, the Company replaced the Black-Scholes option pricing model with a lattice model in preparation for the implementation of SFAS 123(R) effective January 1, 2006. For stock options granted after December 14, 2004 and during 2005 and 2006 the following assumptions shown in the table below were used in the lattice model.

Because lattice based option valuation models incorporate ranges of assumptions for inputs, those assumptions are disclosed. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatilities of the Company’s and competitors’ stocks, and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived based on the mid-point between the vesting date and the end of the contractual term. The risk-free rate for periods within the contractual life of the option is based on the 10-year U.S. Treasury yield curve in effect at the time of grant.

	2007	2006	2005
Expected volatility	28%	29%	22%
Expected dividend yield	2.02%	2.00%	2.30%
Expected Term (in years)	7	7	7
Risk-free rate	4.88%	4.59%	4.29%

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, if applicable, are as follows (in thousands):

	Beginning Balance	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Ending Balance
December 31, 2005
Minimum pension liability	$(7)	$(7,254)	$2,862	$(4,392)	$(4,399)
Foreign currency translation adjustment	12,500	272	—	272	12,772
Unrealized gain on derivative	150	383	(151)	232	382

Accumulated other comprehensive income (loss), net of tax	$12,643	$(6,599)	$2,711	$(3,888)	$8,755

December 31, 2006
Pension funded status adjustment	$(4,399)	$(13,007)	$5,131	$(7,876)	$(12,275)
Foreign currency translation adjustment	12,772	1,714	—	1,714	14,486
Unrealized gain on derivative	382	(632)	250	(382)	—

Accumulated other comprehensive income (loss), net of tax	$8,755	$(11,925)	$5,381	$(6,544)	$2,211

December 31, 2007
Pension adjustment	$(12,275)	$18,151	$(7,161)	$10,990	$(1,285)
Foreign currency translation adjustment	14,486	15,772	—	15,772	30,258

Accumulated other comprehensive income (loss), net of tax	$2,211	$33,923	$(7,161)	$26,762	$28,973

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings per Share

Basic earnings per share excludes the dilutive effect of common shares that could potentially be issued, due to the exercise of stock options, and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share includes the effect of shares and potential shares issued under the stock incentive plans.

	Twelve Months Ended December 31,
	2007	2006	2005
	(in thousands)
Weighted average shares of common stock outstanding—basic	48,239	49,607	51,219
Potentially dilutive shares resulting from stock plans	1,010	1,631	1,700

Weighted average common shares—diluted	49,249	51,238	52,919
Antidilutive options not included in the weighted average common shares-diluted calculation	892	25	295

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses and the disclosure of certain contingent assets and liabilities. Actual results may differ from such estimates.

New Accounting Pronouncements

In July 2006, the FASB issued FIN 48, which is an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 created a single model to address uncertainty in tax positions, and clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in an enterprise’s financial statements. FIN 48 also provided guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 on January 1, 2007. As of January 1, 2007, the Company had unrecognized tax benefits of $3.4 million. The Company did not have to record any cumulative effect adjustment to retained earnings as a result of adopting FIN 48.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

measurements, but does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have adopted SFAS 157 as of January 1, 2008, as required. The adoption of SFAS 157 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of SFAS No. 115” (“SFAS 159”), which permits an entity to choose to measure many financial instruments and certain other items at fair value. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. We have adopted SFAS 159 as of January 1, 2008, as required. The adoption of SFAS 159 did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS 141(R)”), which is intended to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations. SFAS 141(R) requires that the acquiring entity in a business combination recognize all (and only) the assets and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose to investors and other users all of the information that they need to evaluate and understand the nature and financial effect of the business combination. In addition, SFAS 141(R) impacts the accounting for transaction and restructuring costs. SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently determining the impact of SFAS 141(R) on its consolidated financial statements.

3. ACQUISTIONS

On October 1, 2007, the Company acquired Teddy & Arthur Edelman, Limited. Edelman Leather, LLC supplies fine leathers to residential, hospitality, aviation and contract office furniture markets. The closing cash purchase price was approximately $70.8 million and was primarily financed using the Company’s revolving credit facility described in Note 9. The transaction also involved certain contingent payouts based on the future success of the business. This acquisition has been accounted for as a purchase and resulted in the recognition of $30.6 million of goodwill in the Company’s financial statements.

4. CUSTOMER RECEIVABLES

Customer receivables are presented net of an allowance for doubtful accounts of $4.2 million and $3.3 million at December 31, 2007 and 2006, respectively. Management performs ongoing credit evaluations of its clients and generally does not require collateral. As of December 31, 2007 and 2006, the U.S. government and agencies thereof, represented approximately 11.8% and 18.4%, respectively, of gross customer receivables.

5. INVENTORIES

	2007	2006
	(in thousands)
Raw materials	$45,043	$44,114
Work in process	8,208	7,952
Finished goods	38,836	23,864

Inventories	$92,087	$75,930

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventory reserves for obsolescence and other estimated losses were $6.9 million and $6.5 million at December 31, 2007 and 2006, respectively.

6. PROPERTY, PLANT, AND EQUIPMENT

	2007	2006
	(in thousands)
Land and buildings	$95,539	$88,269
Machinery and equipment	307,387	290,107
Construction in progress	9,464	5,886

Property, plant and equipment	412,390	384,262
Accumulated depreciation	(268,747)	(246,533)

Property, plant and equipment, net	$143,643	$137,729

7. INTANGIBLE ASSETS

Information regarding the Company’s goodwill and other intangible assets follows (in thousands):

	2007			2006
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Unamortizable intangible assets:
Goodwill	$84,002	$(8,412)	$75,590	$53,049	$(8,412)	$44,637
Trademarks	219,900	(32,069)	187,831	219,900	(32,069)	187,831
Edelman Trade Name	26,046	—	26,046	—	—	—
Amortizable intangible assets:
Deferred financing fees	4,241	(877)	3,364	3,401	(828)	2,573
Trademarks	3,000	(668)	2,332	3,000	—	3,000
Other	7,472	(268)	7,204	250	—	250

Total	$344,661	$(42,294)	$302,367	$279,600	$(41,309)	$238,291

On October 1, 2007, in combination with the acquisition of Teddy & Arthur Edelman, Limited, the Company acquired certain intangible assets related to a trade name, non-compete agreement, customer relationships and goodwill. The trade name was valued at $26.0 million and it will be tested annually for impairment. The non–compete agreement and customer relationships intangibles were valued at $0.7 million and $6.5 million, respectively. These were assigned definite useful lives and as such amortization will be recorded over the economic life of the intangibles in accordance with Statement of Financial Accounting Standards 142 “Goodwill and Other Intangible Assets”. Goodwill for the acquisition of Edelman Leather was recorded at $30.6 million and will be tested for impairment annually.

The customer relationships and non-competition agreements will be amortized over there useful lives.

On December 19, 2006, the Company entered an agreement to purchase the rights to the “LIFE” trademark associated with its LIFE chair for $3.0 million. The Company assigned an 11 year useful life to the trademark and will amortize it based on a percentage of LIFE chair sales through 2017.

The Company will evaluate annually whether the estimated useful life of the trademarks warrant revisions and any such changes will be applied prospectively.

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in the carrying amount of goodwill are as follows:

	2007	2006
	(in thousands)
Balance at beginning of year	$44,637	$45,333
Edelman Leather acquisition	30,600	—
Foreign currency transaction gain (loss)	353	(696)

Balance at end of year	$75,590	$44,637

On June 29, 2007, the Company completed the refinancing of its existing credit facility with a new $500 million revolving credit facility. As a result of this transaction, approximately $1.2 million of deferred financing fees, net of accumulated amortization were written off and approximately $2.6 million of new deferred financing fees were recorded.

The Company recorded amortization of deferred financing fees of approximately $637,000, $663,000, and $626,000 for the years ended December 31, 2007, 2006 and 2005, respectively. This amortization was recorded as a component of interest expense. Estimated amortization expense for the deferred financing fees and other intangibles for each of the five succeeding years is as follows:

2008	$2,991
2009	2,875
2010	2,775
2011	1,965
2012	1,097

8. OTHER CURRENT LIABILITIES

	2007	2006
	(in thousands)
Accrued employee compensation	$44,898	$41,348
Accrued pension costs	8,500	5,813
Customer deposits	6,301	6,786
Accrued warranty	10,078	7,436
Other	20,432	17,951

Other current liabilities	$90,209	$79,334

9. INDEBTEDNESS

The Company’s long-term debt is summarized as follows:

	2007	2006
	(in thousands)
Term loans, variable rate (7.11% at December 31, 2006)	$—	$254,685
Revolving loans, variable rate (6.12% at December 31, 2007 and 6.85% at December 31, 2006)	368,000	95,000
Other	576	631

Total	368,576	350,316
Less current maturities	(136)	(2,996)

Long-term debt	$368,440	$347,320

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Term and Revolving Loans

On June 29, 2007, the Company completed the refinancing of its existing credit facility with a new $500.0 million revolving credit facility maturing in June 2013. The Company may use the new revolving line of credit for general corporate purposes, including strategic acquisitions, stock buy backs and cash dividends. Under the Company’s new credit agreement, the Company can increase its revolving credit facility by up to $200.0 million subject to certain limitations and satisfaction of certain conditions, including compliance with certain financial covenants.

Loans made pursuant to the revolving credit facility may be borrowed, repaid and reborrowed from time to time until June 2013, subject to satisfaction of certain conditions on the date of any such borrowing. Obligations under the credit facility are secured by a first priority security interest in (i) the capital stock of each present and future subsidiary (with limitations on foreign subsidiaries) and (ii) all present and future property and assets of the Company (with various limitations and exceptions). Borrowings under the credit agreement bear interest at a floating rate based, at the Company’s option, upon (i) the LIBOR rate plus an applicable percentage or (ii) the greater of the federal funds rate plus 0.50% or the prime rate as announced by the revolving credit facility’s administrative agent, plus an applicable percentage.

The senior credit agreement contains a letter of credit subfacility that allows for the issuance of letters of credit and swing-line loans. The sum of the outstanding revolver balance plus any outstanding letters of credit and swing-line loans cannot exceed $500.0 million, subject to the ability to increase the credit facility by up to $200.0 million as mentioned above. The amount available for borrowing under the revolving credit facility is reduced by the total outstanding letters of credit and swing-line loans.

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

In addition, the credit agreement also contains various affirmative and negative covenants that among other things, limit, subject to certain exceptions, the incurrence of additional indebtedness and capital expenditures in excess of a specified amount in any fiscal year. The Company was in compliance with the credit agreement covenants at December 31, 2007.

The Company also has several revolving credit agreements with various European financial institutions. These credit agreements provide credit primarily for overdraft and working capital purposes. As of December 31, 2007, total credit available under such agreements was approximately $9,681,000. There is currently no expiration date on these agreements. The interest rates on borrowings are variable and are based on the monetary market rate that is linked to each country’s prime rate. As of December 31, 2007, the Company had no outstanding borrowings under the European credit facilities.

Interest Paid

During 2007, 2006 and 2005, the Company made interest payments including amounts related to the Company’s interest rate collar swap and cap agreements totaling $22.9 million, $22.8 million and $24.7 million respectively.

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maturities

Aggregate maturities of the Company’s indebtedness as of December 31, 2007 are as follows (in thousands):

2007	$136
2008	140
2009	145
2010	155
2011	—
Subsequent years	368,000

$368,576

10. PREFERRED STOCK

The Company’s Certificate of Incorporation authorizes the issuance of 10,000,000 shares of preferred stock with a par value of $1.00 per share. Subject to applicable laws, the Board of Directors is authorized to provide for the issuance of preferred shares in one or more series, for such consideration and with designations, powers, preferences and relative, participating, optional or other special rights and the qualifications, limitations or restrictions thereof, as shall be determined by the Board of Directors. There was no Preferred Stock outstanding as of December 31, 2007 and 2006.

11. DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swap and Cap Agreements

The Company uses derivative financial instruments, to reduce its exposure to adverse fluctuations in foreign currency exchange and interest rates.

On September 30, 2006, the Company entered into two interest rate cap agreements which set a maximum interest rate on a notional amount and utilize LIBOR as a variable-rate reference. Under these agreements, the Company paid a total premium of approximately $204 thousand for a cap rate of 6.00% on $200 million of the Company’s borrowings under the credit facility. The Company has elected not to apply hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to these agreements. As such, the change in fair value of the contracts is reported in earnings in the period the value of the contract changes as a component of other income (expense). These interest rate cap agreements mature on September 30, 2008.

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

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The fair values of the Company’s derivative instruments included in current assets are summarized as follows:

	2007	2006
	(in thousands)
Interest rate cap agreements	$—	$71

	$—	$71

The change in the fair values of the Company’s derivative instruments and the adjustment to interest expense are summarized as follows:

	2007	2006	2005
	(in thousands)
Interest income (expense)	$—	$1,674	$142
Other income (expense)	(71)	(703)	295
Pre-tax other comprehensive income (loss)	—	(632)	383

Aggregate net benefit (expense)	$(71)	$339	$820

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

As of December 31, 2007, the Company had no outstanding foreign currency contracts. During 2007, the Company recognized a net gain of $1.2 million related to various foreign currency option contracts initiated and settled during 2007.

The fair market value of the foreign currency option contract outstanding at December 31, 2006 was $92 thousand and was included in other current liabilities in the Company’s consolidated balance as of December 31, 2006. During 2006, the Company recognized a net gain of $744 thousand related to various foreign currency option contracts initiated and settled during 2006.

12. CONTINGENT LIABILITIES AND COMMITMENTS

The Company is currently involved in claims and matters of litigation, including environmental contingencies, arising in the ordinary course of business. The Company accrues for such matters when

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Changes in the Company’s warranty reserve during the years ended December 31, 2007, 2006, and 2005 were as follows:

	2007	2006	2005
	(in thousands)
Balance, beginning of the year	$7,436	$5,521	$5,019
Provision for warranty claims	11,637	9,667	6,994
Warranty claims paid	(9,135)	(7,775)	(6,500)
Exchange rate impact	140	23	8

Balance, end of the year	$10,078	$7,436	$5,521

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (“Statement 143”), “Accounting for Asset Retirement Obligations”. Statement 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The Company adopted Statement 143 on January 1, 2003 and recorded an asset retirement obligation of $390,000 related to the removal of leasehold improvements that have been made to one of the Company’s manufacturing and distribution centers. Such improvements must be removed upon termination of the lease agreement. As of December 31, 2007, the fair value of that obligation was $522,000.

At December 31, 2007, the Company employed a total of 4,286 people. Approximately 14.2% of the employees were represented by unions. The Grand Rapids, Michigan plant is the only unionized plant within the U.S. and has an agreement with the Carpenters Union, Local 1615, of the United Brotherhood of Carpenters and Joiners of America, Affiliate of the Carpenters Industrial Council (the Union), covering approximately 417 hourly employees. The Collective Bargaining Agreement expires August 27, 2011. Certain workers in the facilities in Italy are also represented by unions.

13. INCOME TAXES

Income before income tax expense consists of the following:

	2007	2006	2005
	(in thousands)
U.S. operations	$94,664	$75,876	$56,109
Foreign operations	18,275	18,088	7,691

	$112,939	$93,964	$63,800

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income tax expense is comprised of the following:

	2007	2006	2005
	(in thousands)
Current:
Federal	$23,699	$24,921	$16,550
State	5,160	4,782	4,101
Foreign	6,367	6,930	4,313

Total current	35,226	36,633	24,964

Deferred:
Federal	5,920	(875)	2,694
State	824	(188)	151
Foreign	(474)	(239)	82

Total deferred	6,270	(1,302)	2,927

Income tax expense	$41,496	$35,331	$27,891

Income taxes paid, net of refunds received, by the Company during 2007, 2006, and 2005 totaled $35,710,000, $19,537,000, and $6,624,000 respectively.

The following table sets forth the tax effects of temporary differences that give rise to the deferred tax assets and liabilities:

	2007	2006
	(in thousands)
Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts	$1,560	$1,330
Inventories	2,477	2,142
Net operating loss carryforwards	17,603	17,857
Accrued pension	4,123	12,959
Stock-based compensation	3,240	3,393
Compensation-related accruals	4,064	4,632
Warranty	3,643	2,738
Obligation for postretirement benefits other than pension	9,105	11,171
Accrued liabilities and other items	4,730	5,155

Gross deferred tax assets	50,545	61,377
Valuation allowance	(17,047)	(17,879)

Net deferred tax assets	33,498	43,498

Deferred tax liabilities:
Intangibles	60,399	54,326
Plant and equipment	15,224	17,421

Gross deferred tax liabilities	75,623	71,747

Net deferred tax liabilities	$(42,125)	$(28,249)

As of December 31, 2007, the Company had net operating loss carryforwards totaling approximately $47,964,000 in various foreign tax jurisdictions which may be carried forward for an unlimited time.

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future tax benefits recognized through reductions of the valuation allowance for net operating loss carryforwards that existed as of February 29, 1996, the date the Company was formed, will generally reduce goodwill. The Company provides a valuation allowance against net foreign deferred tax assets due to the uncertainty that they can be realized.

The following table sets forth a reconciliation of the statutory federal income tax rate to the effective income tax rate:

	2007	2006	2005
Federal statutory tax rate	35.0%	35.0%	35.0%
Increase in the tax rate resulting from:
State taxes, net of federal effect	3.4	3.2	3.5
Effect of tax rates of other countries	(0.7)	—	0.5
Non-deductible IPO expense	—	0.4	—
Taxes related to the repatriation of foreign earnings	—	—	4.9
Section 199 deduction	(1.4)	(0.8)	—
Other	0.4	(0.2)	(0.2)

Effective tax rate	36.7%	37.6%	43.7%

The Company has not made provisions for U.S. federal and state income taxes as of December 31, 2007 on $66 million of foreign earnings that are expected to be reinvested indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. federal and state income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of the unrecognized deferred tax liability is not practicable.

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007, the beginning of the Company’s fiscal year. As of January 1, 2007, the Company had unrecognized tax benefits of $3.4 million. The Company did not have to record any cumulative effect adjustment to retained earnings as a result of adopting FIN 48. As of December 31, 2007, the Company had unrecognized tax benefits of approximately $2.8 million. The entire amount of the unrecognized tax benefits would affect the effective tax rate if recognized.

FIN 48 Reconciliation	2007
(in thousands)
January 1, 2007	$2,908
Additions for tax positions related to the current year	151
Additions for tax positions related to the prior year	231
Prior year reductions
Settlements with taxing authorities	(378)
Lapse of statute of limitations	(657)

December 31, 2007	$2,255

Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. For the potential payment of interest and penalties, the Company had accrued $0.5 million at January 1, 2007 and $0.5 million at December 31, 2007.

As of December 31, 2007, the Company is subject to U.S. Federal Income Tax examination for the tax years 2004 through 2007, and to non-U.S. income tax examination for the tax years 2000 to 2007. In addition, the Company is subject to state and local income tax examinations for the tax years 2000 through 2007.

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in the balance of unrecognized tax benefits at December 31, 2007, is approximately $0.5 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a potential decrease in unrecognized tax benefits primarily related to expiring statute of limitations in federal and state jurisdictions.

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

14. LEASES

The Company has commitments under operating leases for certain machinery and equipment as well as manufacturing, warehousing, showroom and other facilities used in its operations. Some of the leases contain renewal provisions and generally require the Company to pay certain operating expenses, including utilities, insurance and taxes, which are subject to escalation. In 2004, the Company entered into a lease for one of its showrooms which contained a provision for cash abatements related to certain leasehold improvements. In 2007, the Company entered into a lease for one of its showrooms which contained a provision for cash abatements related to certain leasehold improvements. These abatements are recognized on a straight-line basis as a reduction to rent expense over the lease term. The unamortized portion as of December 31, 2007 and 2006 was $1,792,000 and $1,586,000, respectively. Total rental expense for 2007, 2006, and 2005 was $13,953,000, $12,035,000 and $10,965,000, respectively. Future minimum rental payments required under those operating leases that have a remaining non-cancelable lease term in excess of one year are as follows (in thousands):

2008	$10,725
2009	9,513
2010	7,396
2011	5,512
2012	4,912
Subsequent years	11,674

Total minimum rental payments	$49,732

15. PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company has two domestic defined benefit pension plans and two plans providing for other postretirement benefits, including medical and life insurance coverage. One of the pension plans and one of the other postretirement benefits plans cover eligible U.S. nonunion employees while the other pension plan and other postretirement benefits plan cover eligible U.S. union employees. The Company uses a September 30 measurement date for both of their plans.

On December 31, 2006, the Company adopted the recognition and disclosure provisions of Statement 158. Statement 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plan in the December 31, 2006 statement of

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition obligation remaining from the initial adoption of Statement 87, all of which were previously netted against the plan’s funded status in the Company’s statement of financial position pursuant to the provisions of Statement 87. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pensions cost in the same periods will be recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of Statement 158.

The following table sets forth a reconciliation of the benefit obligation, plan assets and accrued benefit cost related to the pension and other postretirement benefits provided by the Company (in thousands):

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Change in projected benefit obligation:
Projected benefit obligation at January 1	$121,635	$107,995	$28,702	$27,018
Service cost	10,179	9,666	646	634
Interest cost	7,262	6,346	1,667	1,564
Participant contributions	229	259	—	—
Plan amendments	—	—	—	82
Actuarial (gain) loss	(6,949)	(1,395)	(5,949)	586
Benefits paid	(1,795)	(1,236)	(1,451)	(1,565)

Projected benefit obligation at December 31	$130,561	$121,635	$23,615	$28,319

Accumulated benefit obligation, December 31	$113,917	$107,258	$—	$—
Change in plan assets:
Fair value of plan assets at January 1	$88,375	$75,640	$—	$—
Actual return on plan assets	11,875	6,798	—	—
Employer contributions	12,737	6,914	1,814	1,565
Participant contributions	229	259	—	—
Benefits paid	(1,795)	(1,236)	(1,451)	(1,565)

Fair value of plan assets at December 31	$111,421	$88,375	$363	$—

Funded status	$(19,140)	$(33,260)	$(23,252)	$(28,319)

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

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following disclosures are required with the adoption of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (in thousands):

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Amounts recognized in the consolidated balance sheet consist of:
Noncurrent assets	$—	$—	$—	$—
Current Liabilities	(8,500)	(5,813)	(1,500)	(1,684)
Noncurrent liabilities	(10,640)	(27,447)	(21,752)	(26,635)
Intangible Asset	—	—		—
Accumulated other comprehensive income	—	—		—

Net amount recognized	$(19,140)	$(33,260)	$(23,252)	$(28,319)

Amounts recognized in accumulated other comprehensive income:
before taxes:
Net actuarial loss (gain)	$4,520	$16,937	$9,132	$16,135
Prior service cost (benefit)	399	475	(11,931)	(13,275)

Net amount recognized	$4,919	$17,412	$(2,799)	$2,860

The estimated net actuarial loss, and prior service cost, for the defined benefit pension plans included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2008 is $12,000 and $77,000 respectively.

Weighted-average assumptions used to determine benefit obligations of the Company’s pension and other postretirement benefit plans as of December 31, 2007 and 2006 were as follows:

	2007	2006
Discount rate	6.50%	6.00%
Rate of compensation	4.00	4.00

The following table sets forth the components of the net periodic benefit cost for the Company’s pension and other postretirement benefits plans:

	Pension Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005
			(in thousands)
Service cost	$10,179	$9,666	$8,629	$646	$634	$875
Interest cost	7,262	6,346	5,240	1,667	1,564	1,866
Expected return on plan assets	(7,103)	(6,225)	(4,902)	—	—	—
Amortization of prior service cost	77	77	77	(1,343)	(1,354)	(223)
Recognized actuarial loss	694	942	180	1,054	937	433

Net periodic benefit cost	$11,109	$10,806	$9,224	$2,024	$1,781	$2,951

Additional Information
Increase (decrease) in minimum liability included in other comprehensive income	$—	$(4,705)	$7,254	$—	$—	$—

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2007 and 2006 were as follows:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Discount rate	6.00%	5.90%	6.00%	5.90%
Expected return on plan assets	8.25	8.50	N/A	N/A
Rate of compensation increase	4.00	4.00	4.00	4.00

The expected long-term rate of return on assets is based on management’s expectations of long-term average rates of return to be earned on the investment portfolio. In establishing this assumption, management considers historical and expected returns for the asset classes in which the plan assets are invested.

For purposes of measuring the benefit obligation as of and for the year ended December 31, 2007, associated with the Company’s other postretirement benefit plans, a 8% annual rate of increase in the per capital cost of covered health care benefits was assumed for 2008. The rate was then assumed to decrease 1.0% per year to an ultimate rate of 5% for 2012 and thereafter. For purpose of measuring the net periodic benefit cost as of and for the year ended December 31, 2007 associated with the Company’s other postretirement benefits plans, a 9.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2007. Increasing the assumed health care cost trend rate by 1.0% would increase the benefit obligation as of December 31, 2007 by $3,173,000 and increase the aggregate of the service and interest cost components of net periodic benefit cost for 2007 by $206,000. Decreasing the assumed health care cost trend rate by 1.0% would decrease the benefit obligation as of December 31, 2007 by $2,643,000 and decrease the aggregate of the service and interest cost components of net periodic benefit cost for 2007 by $172,000.

The Company’s pension plans’ weighted-average asset allocations as of December 31, 2007 and 2006, by asset category were as follows:

	Plan Assets at December 31
Asset Category	2007	2006
Temporary Investment Funds	3%	4%
Equity Investment Funds	62	62
Fixed Income Funds	35	34

Total	100%	100%

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

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company expects to contribute $8,500,000 to its pension plans and $1,500,000 to its other postretirement benefit plans in 2008. Estimated future benefit payments under our pension and other postretirement plans were as follows:

	Pension Benefits	Other Benefits
	(in thousands)
2008	$2,027	$2,016
2009	2,787	1,843
2010	3,349	1,972
2011	4,046	1,961
2012	4,875	2,022
2013-2017	41,713	11,114

Employees of the Canadian, Belgium and United Kingdom operations participate in defined contribution pension plans sponsored by the Company. The Company’s expense related to these plans for 2007, 2006, and 2005 was $1,338,000, $1,352,000, and $1,105,000 respectively.

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

The Company’s total expense under the 401(k) plan was $3,443,000, $2,802,000, and $3,035,000 for 2007, 2006 and 2005, respectively.

16. STOCK PLANS

Stock Incentive Plans

As of December 31, 2007, the Company sponsored two stock incentive plans under which awards denominated or payable in shares or options to purchase shares of Knoll common stock may be granted to officers, certain other employees, directors and consultants of the Company. On February 28, 2007, one of the Company’s two stock incentive plans expired reducing the number of shares available to grant under the plans by approximately 8,000. In May 2007, the Company approved the 2007 Stock Incentive Plan which authorized the issuance of 2,000,000 shares of common stock. As of December 31, 2007, a combined maximum of 25,927,640 shares were authorized for issuance under the plans and 2,635,762 remained available for issuance. A Stock Option Committee currently consisting of the Compensation Committee of the Company’s Board of Directors (“Stock Option Committee”) has sole discretion concerning administration of the plans, including selection of individuals to receive awards, types of awards, the terms and conditions of the awards and the time at which awards will be granted. Options that are granted have a maximum contractual life of ten years. Grants to

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employees generally become partially vested one year from the date of the award agreement. On such date for the majority of options granted, 30% of the shares covered by the options become available for exercise. An additional 20% vest and become available on the second and third anniversaries and an additional 30% on the fourth anniversary. For some of the options granted 25%, vest each year for four years. In addition, the options generally have accelerated vesting provisions upon a change of control of the Company. With the implementation of SFAS 123(R), the Company is recognizing compensation expense using the graded vesting attribution method which treats each option grant as multiple grants each with its own requisite service period.

In 2004 and 2005 under the Amended and Restated 1999 Stock Incentive Plan, the Company granted performance-based restricted stock awards to certain key employees aggregating 1,650,000 shares of common stock. These awards provide for the delivery of shares of common stock to award recipients upon the satisfaction of certain vesting requirements. The restricted stock awards will vest as to one-sixth of the shares underlying each award to the extent that the average Knoll operating profit for any two-year period is equal to $100.0 million. An additional one-sixth will vest based on additional increments to operating profit of $15.0 million over such a period, with full vesting upon the achievement of $175.0 million in average operating profit over such a period. In any event, the awards will fully vest on the sixth anniversary of the date of the grant and will be subject to pro rata vesting upon a change of control of the Company, if earlier, regardless of whether the operating profit targets are met. The Company determined the fair value of the shares on the date of grant and is recognizing compensation expense ratably over the vesting period.

In 2007, under the 2007 Stock Incentive Plan and the Amended and Restated 1999 Stock Incentive Plan, the Company granted restricted stock awards to certain key employees aggregating 514,654 shares of common stock. These awards provide for the delivery of shares of common stock to award recipients upon the satisfaction of certain vesting requirements. 360,000 of these shares will vest as to one-fifth of the shares underlying each award to the extent that Knoll operating profit for the period is equal to $141.0 million. An additional one-fifth will vest based on additional increments to operating profit of $15.0 million over such a period, with full vesting upon the achievement of $201.0 million in operating profit. In any event, the awards will fully vest on the fifth anniversary of the date of the grant and will be subject to pro rata vesting upon a change of control of the Company, if earlier, regardless of whether the operating profit targets are met. 154,654 of these shares granted in 2007 vest one-third over the next three years, without regard to operating profit targets. The Company determined the fair value of the shares on the date of grant and is recognizing compensation expense ratably over the vesting period.

The following table summarizes the Company’s restricted stock activity during the year:

	2007
	Number of Shares Granted	Weighted Average Fair Value
Outstanding at the beginning of the year	1,586,000	$15.11
Granted	514,654	21.35
Forfeited	(133,334)	15.00
Vested	(264,329)	15.00

Outstanding at the end of the year	1,702,991	16.76

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the Company’s stock option activity during the year:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Balance at December 31, 2006	4,774,546	$13.64
Exercised	(2,225,033)	12.59
Granted	295,000	23.19
Expired	(8)	10.94
Forfeited	(89,498)	16.62

Balance at December 31, 2007	2,755,007	$15.39	5.16	$5,140

Exercisable at end of year	1,937,808	$14.19	4.13	$4,543

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

The following table summarizes information regarding stock options outstanding and exercisable at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 9.55 – $10.94	625,334	2.17 years	$10.73	625,334	$10.73
$14.52 – $18.77	1,839,673	5.55	15.79	1,306,224	15.81
$20.04 – 23.47	290,000	9.16	22.89	6,250	20.04

$ 9.55 – 23.47	2,755,007	5.16	15.38	1,937,808	14.19

The weighted-average grant-date fair value of options granted during the years 2007, 2006, and 2005 was $7.70, $5.27 and $3.80 respectively. The total intrinsic value of options exercised during the years 2007, 2006, and 2005 was $24.1 million, $26.9 million, and $21.2 million, respectively. The total fair value of shares vested during the years 2007, 2006, and 2005 was $1.3 million, $5.0 million, and $4.9 million, respectively.

A summary of the status of the Company’s non-vested shares as of December 31, 2007, and changes during the year ended December 31, 2007, is presented below.

	Number of Options	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2007	948,621	3.81
Granted	295,000	7.70
Vested	(336,924)	3.93
Forfeited	(89,498)	5.20

Nonvested at December 31, 2007	817,199	5.22

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007, there was $21.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 3.9 years.

Other Stock-Based Compensation Plans

On November 4, 1999, the Company established The Knoll Stock Ownership Award Plan, under which it may grant notional stock units to substantially all individuals employed by the Company in Canada as of the effective date of the plan. Participants vest their interest in notional stock units ratably according to years of service, with such units being 100% vested at the end of five years of service. On November 4, 1999, the Company granted a total of 109,800 notional stock units, with an estimated fair value of $14.00 per unit, to eligible employees. All outstanding shares became fully vested on November 4, 2004. In September 2004 and in January 2001, the number of notional units outstanding was adjusted, in accordance with the plan provisions, in response to special cash dividends that were paid to stockholders. In addition the number of notional units outstanding was adjusted, in accordance with plan provisions, for each quarterly cash dividend declared since the Company went public December 14, 2004. Compensation expense is recognized based on the estimated fair value of notional stock units and vesting provisions. Total compensation expense (income) incurred in connection with this award was ($881,000) for 2007, $815,000 for 2006 and ($33,000) for 2005.

As of December 31, 2007, approximately 118,494 notional units were outstanding and fully vested.

As discussed in Note 15, the Company may contribute shares of Knoll common stock into participant 401(k) plan accounts at its discretion. The Company contributed 300,200 shares into the 401(k) plan for substantially all individuals employed by the Company in the U.S. as of November 4, 1999. In connection with this award, the Company recognized $4,203,000 of compensation expense, which was based on a value of $14.00 per share. During 2006 and 2005, the Company repurchased 7,200, and 7,300 of the contributed common shares, respectively, from the 401(k) plan at a weighted average price per share of $19.51 during 2006, and $16.89 during 2005, respectively. Such shares are held in treasury.

In December 2004, the Company established an Employee Stock Purchase Plan (ESPP) whereby employees of the Company may purchase shares of Knoll common stock at a discounted rate. The discount rate is 5% off the average of the high and low sale price per share on the last Trading Day of the purchase period. Employees may contribute 1-10% of their eligible gross pay up to a $25,000 annual stock value limit. In 2007 and 2006, employees purchased 3,637 and 3,433 shares, respectively in accordance with the terms of the ESPP.

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

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s net sales by product category were as follows:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Office Systems	$561,956	$555,006	$458,840
Specialty Products	200,103	158,792	134,372
Seating	118,364	105,149	84,417
Files and Storage	81,022	81,314	58,750
European Products	89,677	76,381	63,017
Other	4,692	5,510	8,564

	$1,055,814	$982,152	$807,960

The Company markets its products in the United States and internationally, with its principal international markets being Canada and Europe. The table below contains information about the geographical areas in which the Company operates. Sales to clients are attributed to the geographic areas based on the origin of sale.

	United States	Canada	Europe	Consolidated
	(in thousands)
2007
Sales to clients	$926,018	$36,739	$93,057	$1,055,814
Property, plant and equipment, net	85,824	41,394	16,425	143,643

2006
Sales to clients	$870,713	$33,216	$78,223	$982,152
Property, plant and equipment, net	88,105	35,513	14,111	137,729

2005
Sales to clients	$715,453	$29,490	$63,017	$807,960
Property, plant and equipment, net	95,074	35,070	12,022	142,166

A number of U.S. government agencies purchase the Company’s products through multiple contracts with the General Services Administration (“GSA”). Sales under GSA contracts amounted to $99,167,000 in 2007, $124,183,000 in 2006, and $99,291,000 in 2005.

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. QUARTERLY RESULTS (UNAUDITED)

The following tables contain selected unaudited Consolidated Statements of Operations data for each quarter for the years ended December 31, 2007 and 2006. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(in thousands, except per share data)
2007
Sales	$247,947	$272,089	$253,962	$281,816	$1,055,814
Gross profit	84,528	93,389	88,249	98,959	365,125
Net income	14,828	17,514	18,413	20,688	71,443
Earnings per share—basic	$.31	$.36	$.38	$.43	$1.48
Earnings per share—diluted	$.30	$.35	$.37	$.42	$1.45

2006
Sales	$218,100	$247,476	$243,609	$272,967	$982,152
Gross profit	69,773	78,965	81,220	89,079	319,037
Net income	10,253	14,752	15,639	17,989	58,633
Earnings per share—basic	$.19	$.29	$.32	$.38	$1.18
Earnings per share—diluted	$.19	$.28	$.31	$.37	$1.14

19. OTHER (EXPENSE) INCOME

The components of other (expense) income are as follows:

	December 31
	2007	2006	2005
	(in thousands)
Foreign exchange transaction gain (loss)	$(4,203)	$562	$(2,261)
Unrealized (loss) gain on derivatives	(71)	(703)	295
Write-off of deferred financing fees	(1,195)	—	(3,562)
Fees associated with the amended and restated credit agreement	—	—	(1,056)
Other	818	882	1,229

Other income (expense), net	$(4,651)	$741	$(5,355)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report (December 31, 2007) (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, our principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007. Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2007; their report is included on page 69.

Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

on Internal Control over Financial Reporting

The Board of Directors and Stockholders

Knoll, Inc.

We have audited Knoll’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Knoll, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Knoll, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Knoll, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Knoll, Inc. and our report dated February 25, 2008 expressed an unqualified opinion thereon.

/s/ Ernst and Young LLP

Philadelphia, Pennsylvania

February 25, 2008

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 relating to directors, director nominees and executive officers of the registrant is incorporated by reference from the information under the captions “Board of Directors,” “Executive Officers,” “Board Meetings and Committees,” “Code of Ethics,” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement for our 2008 Annual Meeting of Stockholders (the “Proxy Statement”).

The information relating to the identification of the audit committee, audit committee financial expert and director nomination procedures of the registrant is incorporated by reference from the information under the caption “Board Meetings and Committees” contained in our Proxy Statement.

Our Board of Directors has adopted a code of ethics for all employees. This code is made available free of charge on our website at www.knoll.com. For further information see subsection “Code of Ethics” in our Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from the information under the caption “Executive Compensation” contained in our Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

	Equity Compensation Plan Information As of December 31, 2007
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Shares Remaining for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	2,755,007	$15.38	2,635,762
Equity compensation plans not approved by security holders	—	—	—

Total	2,755,007		2,635,762

If there is an expiration, termination, or cancellation of any benefit granted under the plans without the issuance of shares, the shares subject to or reserved for that benefit may again be used for new stock options, rights, or awards of any type authorized under the plans.

All other information required by Item 12 is hereby incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in our Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from the information under the captions “Transactions with Related Persons” and “Director Independence” contained in our Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from the information under the caption “Independent Registered Public Accounting Firm” contained in our Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Form 10-K:

(1)	CONSOLIDATED FINANCIAL STATEMENTS (ITEM 8)

•	Consolidated Balance Sheets as of December 31, 2007 and 2006.

•	Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006, and 2005.

•	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2007, 2006, and 2005.

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006, and 2005.

•	Notes to the Consolidated Financial Statements.

•	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements and Schedule.

(2)	FINANCIAL STATEMENT SCHEDULES

•

Financial Statement Schedule II—Valuation and Qualifying Accounts is filed with this Form 10-K on page S-1 of this Form 10-K. All other schedules for which provision is made in the applicable regulation of the Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)	EXHIBITS

Exhibit Number	Description
3.1 (a)	Amended and Restated Certificate of Incorporation of Knoll, Inc.

3.2 (n)	Amended and Restated By-Laws of Knoll, Inc.

4.1 (a)	Form of Stock Certificate.

10.1 (b)	Stock Purchase Agreement, dated as of December 20, 1995, by and between Westinghouse and T.K.G. Acquisition Corp.

10.2 (c)	Amended and Restated Credit Agreement, dated as of June 29, 2007, by and among Knoll, Inc., the domestic subsidiaries of Knoll, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, Banc of America Securities LLC, as sole Lead Arranger and sole Book Manager, HSBC Bank USA, National Association, as Syndication Agent, Citizens Bank, as Documentation Agent, and the other lenders party thereto.

10.3 (i)*	Amended and Restated Employment Agreement, executed March 14, 2006, effective as of January 1, 2006, between Knoll, Inc. and Burton B. Staniar.

10.4 (e)*	Employment Agreement, dated as of March 23, 2001, between Knoll, Inc. and Andrew B. Cogan.

10.5 (a)*	Amendment No. 1 to Employment Agreement, dated as of August 25, 2004, between Knoll, Inc. and Andrew B. Cogan.

10.6 (i)*	Amendment No. 2 to Employment Agreement, dated as of March 14, 2006, between Knoll, Inc. and Andrew B. Cogan.

10.7(k) *	Amendment No. 3 to Employment Agreement, dated as of December 11, 2006, between Knoll, Inc. and Andrew B. Cogan.

10.8 (n)*	Amendment No. 4 to Employment Agreement, dated as of December 10, 2007, between Knoll, Inc. and Andrew B. Cogan.

Exhibit Number	Description
10.9 (e)*	Employment Agreement, dated as of March 23, 2001, between Knoll, Inc. and Kathleen G. Bradley.

10.10 (a)*	Amendment No. 1 to Employment Agreement, dated as of August 25, 2004, between Knoll, Inc. and Kathleen G. Bradley.

10.11(i)*	Amendment No. 2 to Employment Agreement, dated as of March 14, 2006, between Knoll, Inc. and Kathleen G. Bradley.

10.12 (k) *	Amendment No. 3 to Employment Agreement, dated as of December 11, 2006, between Knoll, Inc. and Kathleen G. Bradley.

10.13*	Summary of Barry L. McCabe 2008 Compensation.

10.14 (a)*	Offer Letter, dated March 11, 1999, from Knoll, Inc. to Stephen A. Grover.

10.15*	Summary of Stephen A. Grover 2008 Compensation.

10.16 (a)*	Offer Letter, dated July 30, 1999, from Knoll, Inc. to Arthur C. Graves.

10.17*	Summary of Arthur C. Graves 2008 Compensation.

10.18 (d)	Amended and Restated Stockholders Agreement, dated as of November 4, 1999, among Knoll, Inc., Warburg, Pincus Ventures, L.P., and the signatories thereto.

10.19 (a)	Amendment and Waiver to Amended and Restated Stockholders Agreement, dated as of October 1, 2004, among Knoll, Inc., Warburg, Pincus Ventures, L.P., and the signatories thereto.

10.20 (d)	Amended and Restated Stockholders Agreement (Common Stock Under Stock Incentive Plans), dated as of November 4, 1999, among Knoll, Inc., Warburg, Pincus Ventures, L.P., and the signatories thereto.

10.21 (a)	Amendment and Waiver to Amended and Restated Stockholders Agreement (Common Stock Under Stock Incentive Plans), dated as of September 8, 2004, among Knoll, Inc., Warburg, Pincus Ventures, L.P., and the signatories thereto.

10.22 (d)*	Amended and Restated Knoll, Inc. 1996 Stock Incentive Plan.

10.23 (d)*	Amended and Restated Knoll, Inc. 1997 Stock Incentive Plan.

10.24 (a)*	Amended and Restated Knoll, Inc. 1999 Stock Incentive Plan.

10.25 (o)*	Amended and Restated Knoll, Inc. 2007 Stock Incentive Plan.

10.26 (p)*	Knoll, Inc. Non-Employee Director Compensation Plan.

10.27 (f)*	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Knoll, Inc. 1996 Stock Incentive Plan, entered into by Knoll, Inc. and certain executive officers.

10.28 (f)*	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Knoll, Inc. 1997 Stock Incentive Plan, entered into by Knoll, Inc. and certain executive officers.

10.29 (d)*	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Knoll, Inc. 1999 Stock Incentive Plan, entered into by Knoll, Inc. and certain executive officers.

10.30*	Form of Non-Qualified Stock Option Agreement under the 2007 Stock Incentive Plan, entered into by Knoll, Inc. and certain executive officers.

10.31 (a)*	Form of Restricted Share Agreement under the Amended and Restated Knoll, Inc. 1999 Stock Incentive Plan (time vesting with accelerated performance vesting).

10.32 (i)*	Form of Amendment to Restricted Share Agreement under the Amended and Restated Knoll, Inc. 1999 Stock Incentive Plan (time vesting with accelerated performance vesting).

Exhibit Number	Description
10.33*	Form of Restricted Share Agreement under the 1999 Stock Incentive Plan (time vesting).

10.34*	Form of Restricted Share Agreement under the 2007 Stock Incentive Plan (time vesting with accelerated performance vesting).

10.35*	Form of Restricted Share Agreement under the 2007 Stock Incentive Plan (time vesting).

10.36*	Form of Restricted Share Agreement under the Non-Employee Director Compensation Plan (time vesting).

10.37 (q)	Asset Purchase Agreement, dated September 13, 2007, among El Leather Acquisition LLC, Teddy & Arthur Edelman, Limited, John Edelman, The Edelman Family Grantor Retained Annuity Trust and John McPhee.

10.38 (m)	Agreement between the Knoll, Inc. Grand Rapids and United Brotherhood of Carpenters and Joiners of America Carpenters Industrial Council Local 1615, dated August 27, 2006.

10.39 (a)*	Form of Director and Officer Indemnification Agreement.

10.40 (a)*	Offer Letter, dated October 6, 2004, from Knoll, Inc. to John F. Maypole.

10.41 (a)*	Offer Letter, dated October 6, 2004, from Knoll, Inc. to Anthony P. Terracciano.

10.42 (a)*	Form of Knoll Employee Stock Purchase Plan.

10.43 (h)*	Offer Letter, dated November 23, 2005, from Knoll, Inc. to Stephen F. Fisher.

10.44 (i)*	Summary of Informal Healthcare Severance Policy.

10.45 (j)	Stock Purchase Agreement, dated August 1, 2006, between Knoll, Inc. and Warburg Pincus Ventures, L.P.

10.46 (l)*	Offer Letter, dated September 25, 2006, from Knoll, Inc. to Sarah E. Nash.

10.47 (n)*	Andrew B. Cogan 2008 Incentive Compensation Letter, dated December 5, 2007.

10.48 (n)*	Barry L. McCabe 2008 Incentive Compensation Letter, dated December 5, 2007.

10.49 (n)*	Stephen A. Grover 2008 Incentive Compensation Letter, dated December 5, 2007.

10.50 (n)*	Arthur C. Graves 2008 Incentive Compensation Letter, dated December 5, 2007.

21	Subsidiaries of Knoll, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney [(included on signature page)].

31.1	Certification for Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification for Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification for Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification for Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to Knoll, Inc.’s Registration Statement on Form S-1 (File No. 333-118901), which was declared effective by the Commission on December 13, 2004.

(b)	Incorporated by reference to Knoll, Inc.’s Registration Statement on Form S-4 (File No. 333-2972), which was declared effective by the Commission on June 12, 1996.
(c)	Incorporated by reference to Knoll, Inc.’s Current Report on Form 8-K, which was filed with the Commission on June 29,2007.
(d)	Incorporated by reference to Knoll, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999.
(e)	Incorporated by reference to Knoll, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000.
(f)	See Exhibit 10.29. Exhibit is substantially identical to Exhibit 10.29.
(g)	Incorporated by reference to Knoll, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002.
(h)	Incorporated by reference to Knoll, Inc.’s Current Report on Form 8-K filed with the Commission on December 6, 2005.
(i)	Incorporated by reference to Knoll, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005.
(j)	Incorporated by reference to Knoll, Inc.’s Current Report on Form 8-K filed with the Commission on August 3, 2006.
(k)	Incorporated by reference to Knoll, Inc.’s Current Report on Form 8-K filed with the Commission on December 11, 2006.
(l)	Incorporated by reference to Knoll, Inc.’s Current Report on Form 8-K filed with the Commission on September 27, 2006.
(m)	Incorporated by reference to Knoll, Inc.’s Current Report on Form 8-K filed with the Commission on August 28, 2006.
(n)	Incorporated by reference to Knoll, Inc.’s Current Report on Form 8-K filed with the Commission on December 10, 2007.
(o)	Incorporated by reference to Knoll, Inc.’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2007.
(p)	Incorporated by reference to Knoll, Inc.’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2007.
(q)	Incorporated by reference to Knoll, Inc.’s Current Report on Form 8-K filed with the Commission on September 14, 2007.
*	Management Contract or Compensatory Plan or Arrangement required to be identified by Item 15(a) (3) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of February 2008.

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

/s/ BURTON B. STANIAR Burton B. Staniar	Chairman of the Board	February 29, 2008

/s/ ANDREW B. COGAN Andrew B. Cogan	Chief Executive Officer, Knoll, Inc. and Director	February 29, 2008

/s/ KATHLEEN G. BRADLEY Kathleen G. Bradley	President and Chief Executive Officer, Knoll North America and Director	February 29, 2008

/s/ BARRY L. MCCABE Barry L. McCabe	Chief Financial Officer	February 29, 2008

/s/ JEFFREY A. HARRIS Jeffrey A. Harris	Director	February 29, 2008

/s/ SIDNEY LAPIDUS Sidney Lapidus	Director	February 29, 2008

/s/ KEWSONG LEE Kewsong Lee	Director	February 29, 2008

/s/ JOHN F. MAYPOLE John F. Maypole	Director	February 29, 2008

/s/ ANTHONY P. TERRACCIANO Anthony P. Terracciano	Director	February 29, 2008

/s/ SARAH E. NASH Sarah E. Nash	Director	February 29, 2008

/s/ STEPHEN F. FISHER Stephen F. Fisher	Director	February 29, 2008

SCHEDULE II

KNOLL, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

Description	Balance at Beginning of Year	Additions Charged to Expenses	Charge-Offs	Other (1)	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2005	5,392	1,321	2,796	(91)	3,826
Year ended December 31, 2006	3,826	1,224	1,660	(53)	3,337
Year ended December 31, 2007	3,337	1,560	710	(2)	4,185
Allowance for other non-trade receivables:
Year ended December 31, 2005	1,980	—	329	—	1,651
Year ended December 31, 2006	1,651	—	274	—	1,377
Year ended December 31, 2007	1,377	—	335	—	1,042
Reserve for inventory valuation:
Year ended December 31, 2005	6,347	971	2,026	(261)	5,031
Year ended December 31, 2006	5,031	2,239	982	174	6,462
Year ended December 31, 2007	6,462	2,638	2,250	59	6,909
Valuation allowance for deferred income tax assets:
Year ended December 31, 2005	15,994	1,171	488	164	16,841
Year ended December 31, 2006	16,841	1,046	2,163	2,155	17,879
Year ended December 31, 2007	17,879	1	2,533	1,700	17,047
Reserve for warranty claims:
Year ended December 31, 2005	5,019	6,994	6,500	8	5,521
Year ended December 31, 2006	5,521	9,667	7,775	23	7,436
Year ended December 31, 2007	7,436	11,637	9,135	140	10,078

(1)	Primarily the impact of currency changes

S-1