Form 10-Q
period 2008-03-31
KNOLL INC
filed 2008-05-12
CIK 1011570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-12907

KNOLL, INC.

A Delaware Corporation	I.R.S. Employer No. 13-3873847

1235 Water Street

East Greenville, PA 18041

Telephone Number (215) 679-7991

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒,    Accelerated filer  ☐ ,    Non-accelerated filer  ☐,    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of May 7, 2008, there were 48,412,506 of the Registrant’s common stock, par value $0.01 per share, outstanding.

KNOLL, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KNOLL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,484	$17,975
Customer receivables, net	143,518	137,001
Inventories	100,085	92,087
Deferred income taxes	8,279	8,690
Prepaid and other current assets	6,265	7,691

Total current assets	272,631	263,444

Property, plant, and equipment, net	140,258	143,643
Goodwill, net	74,784	75,590
Intangible assets, net	226,417	226,777
Other non-trade receivables	4,535	4,800
Other noncurrent assets	3,081	3,188

Total Assets	$721,706	$717,442

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$140	$136
Accounts payable	84,316	83,107
Income taxes payable	2,132	3,539
Other current liabilities	81,175	90,209

Total current liabilities	167,763	176,991

Long-term debt	373,113	368,440
Deferred income taxes	53,041	50,815
Postretirement benefits other than pensions	22,067	21,752
Pension liability	13,278	10,885
International retirement obligation	5,026	5,305
Other noncurrent liabilities	8,088	8,533

Total liabilities	642,376	642,721

Stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 48,906,015 issued and outstanding (net of 9,378,871 treasury shares) in 2008 and 49,287,143 shares issued and outstanding (net of 8,906,705 treasury shares) in 2007	489	493
Additional paid-in-capital	—	—
Retained earnings	52,603	45,255
Accumulated other comprehensive income	26,238	28,973

Total stockholders’ equity	79,330	74,721

Total Liabilities and Stockholders’ Equity	$721,706	$717,442

See accompanying notes to the condensed consolidated financial statements

KNOLL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2008	2007
Sales	$267,808	$247,947
Cost of sales	177,485	163,419

Gross profit	90,323	84,528
Selling, general, and administrative expenses	58,422	53,748

Operating Income	31,901	30,780
Interest expense	4,934	6,492
Other expense, net	195	376

Income before income tax expense	26,772	23,912
Income tax expense	9,494	9,084

Net Income	$17,278	$14,828

Net earnings per share
Basic	$0.36	$0.31
Diluted	$0.36	$0.30
Dividends per share	$0.12	$0.11
Weighted-average shares outstanding:
Basic	47,725,944	47,729,863
Diluted	47,905,879	49,105,744

See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,278	$14,828
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	4,980	4,785
Amortization of intangible assets	549	346
Unrealized foreign currency (loss) gain	(73)	81
Stock based compensation	1,914	866
Other non-cash items	(3)	62
Changes in assets and liabilities:
Customer receivables	(6,920)	4,832
Inventories	(8,261)	(5,882)
Accounts payable	901	(3,720)
Current and deferred income taxes	1,370	(7,922)
Other current assets	1,326	3,059
Other current liabilities	(8,547)	(11,019)
Other noncurrent assets and liabilities	1,692	1,724

Cash provided by operating activities	6,206	2,040

CASH FLOWS FOR INVESTING ACTIVITIES
Capital expenditures	(2,386)	(3,002)

Cash used in investing activities	(2,386)	(3,002)

CASH FLOWS FOR FINANCING ACTIVITIES
Proceeds from revolving credit facilities, net	4,661	7,000
Repayment of long-term debt	—	(720)
Payment of dividends	(5,746)	(5,272)
Proceeds from the issuance of common stock	29	12,229
Purchase of common stock for treasury	(5,977)	(13,491)
Tax benefit from the exercise of stock options	—	5,331

Cash (used in) provided by financing activities	(7,033)	5,077
Effect of exchange rate changes on cash and cash equivalents	(278)	132

(Decrease)/Increase in cash and cash equivalents	(3,491)	4,247
Cash and cash equivalents at beginning of period	17,975	16,038

Cash and cash equivalents at end of period	$14,484	$20,285

See accompanying notes to the condensed consolidated financial statements

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Knoll, Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet of the Company, as of December 31, 2007, was derived from the Company’s audited consolidated balance sheet as of that date. All other consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company’s operations and cash flows for the periods presented. All of these adjustments are of normal recurring nature. All intercompany balances and transactions have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2007.

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures. On December 31, 2006, the Company adopted the recognition and disclosure provision of SFAS 158. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statements of financial position is effective for the Company for the fiscal year ended December 31, 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS 157 is effective for certain balance sheet items in financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and for all other balance sheet items in financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted the applicable provisions of SFAS 157 as of January 1, 2008, as required. The Company is currently determining the impact of the remaining provisions of SFAS 157.

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

NOTE 3: INVENTORIES

Inventories, net consist of:

	March 31, 2008	December 31, 2007
	(in thousands)
Raw Materials	$49,559	$45,043
Work-in-Process	9,265	8,208
Finished Goods	41,261	38,836

	$100,085	$92,087

Inventory reserves for obsolescence and other estimated losses were $7.0 million and $6.9 million at March 31, 2008 and December 31, 2007, respectively.

NOTE 4: INCOME TAXES

As of March 31, 2008, the Company had unrecognized tax benefits of approximately $3.0 million. The entire amount of the unrecognized tax benefits would affect the effective tax rate if recognized. For the quarter ended March 31, 2008, the Company increased its unrecognized tax benefit amount by approximately $0.2 million for items relating to 2008 tax positions.

Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. At March 31, 2008, the Company had accrued $0.6 million for the potential payment of interest and penalties.

Included in the balance of unrecognized tax benefits at March 31, 2008 is approximately $0.6 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a potential decrease in unrecognized tax benefits comprised of items related to expiring statutes in federal and state jurisdictions.

As of March 31, 2008, the Company is subject to U.S. Federal income tax examinations for the tax years 2004 through 2007, and to non-U.S. income tax examinations for the tax years 2000 to 2007. In addition, the Company is subject to state and local income tax examinations for the tax years 2000 through 2007.

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provisions for the three months ended March 31, 2008 and 2007 were based on the estimated effective tax rates applicable for the full years ending December 31, 2008 and 2007, after giving effect to items specifically related to the interim periods. The Company’s effective tax rate was 35.5% for the three months ended March 31, 2008 and 38% for the three months ended March 31, 2007. The Company’s effective tax rate is affected by the mix of pretax income and the different effective tax rates of the tax jurisdictions in which it operates.

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

As of March 31, 2008, the fair value of the Company’s derivative instruments included in current assets is zero.

The change in the fair values of the Company’s derivative instruments and the adjustment to interest expense are summarized as follows:

	Three months ended March 31,
	(in thousands)
	2008	2007
Interest income	$—	$—
Other expense	—	(55)
Pre-tax other comprehensive loss	—	—

Aggregate net (expense) benefit	$—	$(55)

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

As of March 31, 2008, the Company had no outstanding foreign currency contracts but did enter into a short-term forward contract in March with a valuation date of March 31, 2008 and a settlement date on April 1, 2008 the cost of which was approximately $1.3 million.

In January 2007, the Company entered into a one-month short-term forward contract, having a valuation date as of the end of the month. The contract settled on February 1, 2007 at a cost of approximately $611 thousand. As of March 31, 2007, the Company had no outstanding foreign currency contracts.

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

At March 31, 2008, the Company employed a total of 4,158 people. Approximately 15.1% of the employees are represented by unions. The Grand Rapids, Michigan plant is the only unionized plant within the U.S and has an agreement with the Carpenters Union, Local 1615, of the United Brotherhood of Carpenters and Joiners of America, Affiliate of the Carpenters Industrial Council, covering approximately 436 hourly employees. The Collective Bargaining Agreement expires August 27, 2011. Certain workers in the facilities in Italy are also represented by unions.

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

Changes in the warranty reserves for periods indicated are as follows:

	Three months ended
	March 31, 2008	March 31, 2007
	(in thousands)
Balance at beginning of period	$10,078	$7,436
Provision for warranty claims	2,936	2,490
Warranty claims paid	(2,329)	(2,043)

Balance at end of period	$10,685	$7,883

NOTE 7: PENSIONS AND OTHER POSTRETIREMENT BENEFITS

The following tables summarize the costs of the Company’s employee pension and post-retirement plans for the periods indicated.

	Pension Benefits		Other Benefits
	Three months ended		Three months ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
	(in thousands)
Service cost	$2,408	$2,545	$103	$162
Interest cost	2,107	1,816	367	417
Expected return on plan assets	(2,209)	(1,776)	—	—
Amortization of prior service cost	19	19	(336)	(336)
Recognized actuarial loss	3	173	170	263

Net periodic benefit cost	$2,328	$2,777	$304	$506

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8: STOCK PLANS

As of March 31, 2008, the Company sponsors two stock incentive plans with approximately 2,393,645 shares available for grant. Prior to January 1, 2006, the Company accounted for its stock incentive plan in accordance with APB 25, “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock Based Compensation, and no stock-based employee compensation was reflected in net income in respect of options granted under the existing plans at that time. Effective January 1, 2006 the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method for those unvested options granted after the Company’s initial public offering. The prospective method will be applied to those unvested options issued prior to the Company’s initial public offering that have historically been accounted for under the minimum value method. Such options continue to be accounted for under the provisions of APB 25.

As a result of adopting Statement 123(R), the Company’s income before taxes and net income after taxes for the period ended March 31, 2008, is $0.3 million and $0.2 million lower, respectively, than if it had continued to account for share-based compensation under SFAS No 123 and APB Opinion No. 25. Due to the immateriality of the compensation expense charged, basic and diluted earnings per share were unaffected by the adoption of Statement 123(R).

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Three months ended
	March 31, 2008	March 31, 2007
	(in thousands, except per share data)
Net income—as reported	$17,278	$14,828
Add:
Stock-based employee compensation expense included in reported net income	1,255	1,156
Deduct:
Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(1,328)	(1,274)

As adjusted net income	$17,205	$14,710

Earnings per share:
Basic-as reported	$.36	$.31
Diluted-as reported	$.36	$.30
Basic-as adjusted	$.36	$.31
Diluted-as adjusted	$.36	$.30

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 9: OTHER COMPREHENSIVE INCOME

Comprehensive income (loss) consists of net earnings, plus other comprehensive income which includes pension liability adjustments and foreign currency translation adjustments. Comprehensive income was approximately $14.5 million and $15.6 million for the three months ended March 31, 2008 and March 31, 2007, respectively. The following presents the components of “Accumulated Other Comprehensive Income (Loss)” for the period indicated, net of tax (in thousands).

Three months ended:	Beginning Balance	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Ending Balance
March 31, 2008
Pension Funded Status Adjustment	$(1,285)	$—	$—	$—	$(1,285)
Foreign currency translation adjustment	30,258	(2,735)		(2,735)	27,523

Accumulated other comprehensive (loss) income, net of tax	$28,973	$(2,735)	$—	$(2,735)	$26,238

NOTE 10: COMMON STOCK AND EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the additional dilution for all shares and potential shares issued under the stock incentive plans.

	Three months ended
	March 31, 2008	March 31, 2007
Weighted average shares of common stock outstanding—basic	47,726	47,730
Potentially dilutive shares resulting from stock plans	180	1,376

Weighted average common shares—diluted	47,906	49,106

Antidilutive options not included in the weighted average common shares-diluted	2,791	475

Common stock activity for the three months ended March 31, 2008 and 2007 included the repurchase of approximately 472,166 shares for $6.0 million and 584,766 shares for $13.5 million, respectively. For the three months ended March 31, 2008 and 2007 common stock activity also included the issuance of 522,989 shares for $29,000 and 1,401,410 shares for $12.2 million, respectively, under the Company’s stock incentive plans.

On February 11, 2008, one-third of the restricted share awards granted in December 2004 and one-fifth of restricted share awards granted in February 2007 vested based on the achievement of certain operating profit targets. 195,782 of these shares were forfeited by the holders of the restricted shares to cover applicable taxes paid on their behalf by the Company. These shares were sold to treasury for approximately $2.6 million. These amounts are included in the total repurchases and issuances noted above.

NOTE 11: SUBSEQUENT EVENT

On April 3, 2008 the Company announced a restructuring plan that is expected to be reflected in the second quarter. The costs of the restructuring plan total approximately $3.3 million and include expenses relating to job eliminations, and product pruning.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations provides an account of our financial performance and financial condition that should be read in conjunction with the accompanying unaudited condensed consolidated financial statements.

Overview

In spite of a challenging macro-economic environment, the first quarter of 2008 proved to be another successful quarter of growth. We continued to generate growth in operating profit, net income and earnings per share. Earnings per share grew 20% from $0.30 in the first quarter of 2007 to $0.36 in 2008. The increasing diversity of our client base, product lines and sales geographies are all contributing to our continued strong performance. Net sales increased 8.0% from the first quarter of 2007. Specialty products and international sales experienced the largest growth during the quarter. Specialty products include the additional sales generated from the acquisition of Edelman Leather completed in the fourth quarter of 2007.

Gross profit for the first quarter of 2008 was $90.3 million, an increase of $5.8 million, or 6.9%, over the same period in 2007. Gross margin decreased to 33.7% from 34.1% in the same quarter of 2007. The decrease from the first quarter of 2007 largely resulted from foreign exchange pressures. During the quarter, we were able to mitigate some of these pressures through price realization, continuous improvement in our factories and our global sourcing efforts.

Operating income for the first quarter of 2008 increased $1.1 million, or 3.6%, from the first quarter of 2007. Operating expenses increased from $53.7 million in the first quarter of 2007 to $58.4 million in 2008. This increase in operating expenses was mainly attributable to the addition of Edelman Leather, which we acquired in the fourth quarter of 2007.

Our effective tax rate for the quarter decreased from 38.0% in the first quarter of 2007 to 35.5% in the same period of 2008. The decrease in the effective tax rate is largely due to the mix of pretax income in the countries we operate and lower statutory tax rates.

During the quarter we used cash from operations of $6.2 million and net borrowings of $4.7 million to invest in working capital, pay a quarterly dividend of $5.7 million and repurchase 472,166 shares. We also invested $2.4 million in capital expenditures. During the quarter we also benefited from lower borrowing costs as interest expense decreased to $4.9 million from $6.5 million during the first quarter of 2007.

Looking forward we face continued macroeconomic challenges including negative employment trends in the service sector, foreign exchange pressures, and a worsening inflation outlook. In order to address these challenges we have decided to take action in the second quarter by announcing a restructuring plan. These measures together with other spending reductions not directly associated with the restructuring program could potentially save the Company approximately $10.0 million annually.

Critical Accounting Policies

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses and the disclosure of certain contingent assets and liabilities. Actual results may differ from such estimates. On an ongoing basis, we review our accounting policies and procedures. A more detailed review of our critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

Results of Operations

Comparison of First Quarter Ended March 31, 2008 to First Quarter Ended March 31, 2007

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Consolidated Statement of Operations Data (in thousands):
Net Sales	$267,808	$247,947
Gross Profit	90,323	84,528
Operating Income	31,901	30,780
Interest Expense	4,934	6,492
Other Expense, net	195	376
Income Tax Expense	9,494	9,084

Net Income	$17,278	$14,828

Statistical and Other Data:
Sales Growth From Comparable Prior Year	8.0%	13.7%
Gross Profit Margin	33.7%	34.1%
Backlog	$204,403	$193,544

Sales

Sales for the first quarter of 2008 were $267.8 million, an increase of $19.9 million, or 8.0%, from sales of $247.9 million for the same period in the prior year. Our Specialty products experienced the strongest growth during the quarter and we continue to see our international business grow at a greater pace than North America. Approximately $4.6 million of the sales increase is due to previously implemented price increases.

At March 31, 2008, our sales backlog was $204.4 million, an increase of $10.9 million, or 5.6%, from our sales backlog of $193.5 million as of March 31, 2007.

Gross Profit and Operating Income

Gross profit for the first quarter of 2008 was $90.3 million, an increase of $5.8 million, or 6.9%, from gross profit of $84.5 million for the first quarter ended March 31, 2007. Operating income for the first quarter of 2008 was $31.9 million, an increase of $1.1 million, or 3.6%, from operating income of $30.8 million for the first quarter of 2007. As a percentage of sales, gross profit decreased to 33.7% for the first quarter of 2008 from 34.1% for the first quarter of 2007. Operating income as a percentage of sales decreased to 11.9% in the first quarter of 2008 from 12.4% over the same period of 2007.

The decrease from the first quarter of 2007 largely resulted from foreign exchange pressures. During the quarter, we were able to mitigate some of these pressures through price realization, continuous improvement in our factories, and our global sourcing efforts.

We continue to experience unprecedented levels of inflation as a result of escalating oil prices, increasing commodity costs and the weakening US dollar. Increasing costs of raw materials such as steel and increasing transportation costs in particular will continue to pressure our gross margins.

Operating expenses for the first quarter 2008 were $58.4 million, or 21.8% of sales, compared to $53.7 million, or 21.7% of sales, for the first quarter 2007. The increase in operating expenses during the first quarter of 2008 was largely due to the acquisition of Edelman Leather, which was completed in the fourth quarter of 2007.

Interest Expense

Interest expense for the quarter ended March 31, 2008 was $4.9 million, a decrease of $1.6 million from the same period in 2007. The decrease is due to lower average interest rates. The weighted average interest rate for the first quarter of 2008 was 5.0%. The weighted average interest rate for the same period of 2007 was 7.2%.

Other Expense, net

Other expense for the first quarter of 2008 was $0.2 million. Other expense for the first quarter of 2007 was $0.4 million. The decrease from the first quarter 2007 was primarily due to foreign exchange gains and losses on currency.

Income Tax Expense

The effective tax rate was 35.5% for the quarter, as compared to 38% for the same period last year. The decrease in the effective tax rate is largely due to the mix of pretax income in the countries in which we operate and lower statutory tax rates.

Liquidity and Capital Resources

The following table highlights certain key cash flows and capital information pertinent to the discussion that follows:

	March 31, 2008	March 31, 2007
	(in thousands)
Cash provided by operating activities	$6,206	$2,040
Capital expenditures	2,386	3,002
Net cash used in investing activities	2,386	3,002
Purchase of common stock	5,977	13,491
Net borrowings of debt	4,661	6,280
Payment of dividend	5,746	5,272
Net proceeds from issuance of stock	29	12,229
Net cash (used in) provided by financing activities	(7,033)	5,077

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

Year to date net cash provided by operations was $6.2 million, of which $24.6 million was provided by net income plus non-cash amortizations and stock-based compensation, offset by $18.4 million of changes in working capital and non-current assets and liabilities. Due to our higher sales and increased production demands at quarter end, inventories increased by approximately $8.3 million and liabilities decreased by approximately $8.5 million primarily due to employee compensation and income tax payments. Cash provided by operating activities was $2.0 million in the first quarter of 2007.

For the first quarter of 2008, we used available cash, including the $6.2 million of net cash from operating activities, and $4.7 of net borrowings, to fund $2.4 million in capital expenditures, repurchase $6.0 million of common stock for treasury, fund a dividend payment to shareholders totaling $5.7 million and fund working capital. For the first quarter of 2007, we used available cash from financing activities, including $12.2 million of proceeds from the issuance of common stock and $6.3 million of net borrowings, to fund $3.0 million in capital expenditures, repurchase $13.5 million of common stock for treasury, fund a dividend payment to shareholders totaling $5.3 million and fund working capital.

Cash used in investing activities was $2.4 million for the first quarter of 2008 and $3.0 million for the same period in 2007. Fluctuations in cash used in investing activities are primarily attributable to the levels of capital expenditures.

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

Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, principally in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk.” Statements and financial discussion and analysis contained in this Form 10-Q that are not historical facts are forward-looking statements. These statements discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to us, based on our current beliefs as well as assumptions made by us and information currently available to us. Forward-looking statements generally will be accompanied by words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “forecast”, “intend”, “may”, “possible”, “potential”, “predict”, “project”, or other similar words, phrases or expressions. Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation: the risks described under Item 1A and Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007; changes in the financial stability of our clients or the overall economic environment, resulting in decreased corporate spending and service sector employment; changes in relationships with clients; the mix of products sold and of clients purchasing our products; the success of new technology initiatives; changes in business strategies and decisions; competition from our competitors; our ability to recruit and retain an experienced management team; changes in raw material prices and availability; restrictions on government spending resulting in fewer sales to one of our largest customers; our debt restrictions on spending; our ability to protect our patents, copyrights and trademarks; our reliance on furniture dealers to produce sales; lawsuits arising from patents, copyrights and trademark infringements; violations of environmental laws and regulations; potential labor disruptions; adequacy of our insurance policies; the availability of future capital; and currency rate fluctuations. The factors identified above are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement. Unpredictable or unknown factors could also have material adverse effects on us. All forward-looking statements included in this Form 10-Q are expressly qualified in their entirety by the foregoing cautionary statements. Except as required under the Federal securities laws and rules regulations of the SEC, we undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We provided a discussion of our market risk in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2007. During the first three months of 2008, there was no substantive change in our market risk except for the items noted below. This discussion should be read in conjunction with Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Interest Rate Risk

We have variable rate debt obligations that are denominated in U.S. dollars. A change in interest rates impacts the interest incurred and cash paid on our variable rate debt obligations. The annualized weighted average rate for the first quarter of 2008 was 5.0%. The annualized weighted average rate for the same period of 2007 was 7.2%.

We sometimes use interest rate hedge agreements for other than trading purposes in order to manage our exposure to fluctuations in interest rates on our variable-rate debt. Our current agreements effectively convert $200.0 million of our variable-rate debt to a fixed-rate basis, utilizing the three-month London Interbank Offered Rate, or LIBOR, as a floating rate reference. Fluctuations in LIBOR affect both our net financial instrument position and the amount of cash to be paid or received by us, if any, under these agreements.

Foreign Currency Exchange Rate Risk

We manufacture our products in the United States, Canada and Italy, and sell our products primarily in those markets as well as in other European countries. Our foreign sales and certain expenses are transacted in foreign currencies. Our production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. Additionally, as we report currency in the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the Canadian dollar and the Euro. Approximately 15.5% of our revenues for the first quarter 2008 and 12.6% in the same period for 2007, and 39.4% of our cost of goods sold for the first quarter of 2008 and 38.0 % in the same period of 2007, were denominated in currencies other than the U.S. dollar. Foreign currency exchange rate fluctuations resulted in a $323 thousand loss in the first quarter of 2008 and a $549 thousand loss in the first quarter of 2007.

From time to time, we enter into foreign currency forward exchange contracts and foreign currency option contracts for other than trading purposes in order to manage our exposure to foreign exchange rates associated with short-term operating receivables of a Canadian subsidiary that are payable by our U.S. operations. The terms of these contracts are generally less than a year. Changes in the fair value of such contracts are reported in earnings in the period the value of the contract changes. As of March 31, 2008, the Company had no outstanding foreign currency contracts but did enter into a short-term forward contract in March with a valuation date of March 31, 2008 and a settlement date on April 1, 2008, the cost of which was approximately $1.3 million. In January 2007, we entered into a one-month short-term forward contract, having a valuation date as of the end of the month. The contract settled on February 1, 2007 at the cost of approximately $611 thousand. As of March 31, 2007, the Company had no outstanding foreign currency contracts.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report (March 31, 2008) (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, our principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. Our principal executive officer and principal financial officer also conducted an evaluation of our internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended March 31, 2008 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended March 31, 2008.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

During the first quarter of 2008, there were no new material legal proceedings or changes in the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 1A.	RISK FACTORS

During the first quarter of 2008, there were no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS

Repurchases of Equity Securities

The following is a summary of share repurchase activity during the three months ended March 31, 2008.

On August 17, 2005, our board of directors approved a stock repurchase program (the “Options Proceeds Program”), whereby it authorized us to purchase shares of our common stock in the open market using the cash proceeds received by us upon exercise of outstanding options to purchase shares of our common stock.

On February 2, 2006, our board of directors approved an additional stock repurchase program, pursuant to which we are authorized to purchase up to $50.0 million of our common stock in the open market, through privately negotiated transactions, or otherwise. On February 4, 2008, our board of directors expanded this previously authorized $50.0 million stock repurchase program by an additional $50.0 million.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as part of publicly Announced Plans or Programs		Maximum Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1)
January 1, 2008 – January 31, 2008	28,089		15.90	28,089	(2)	17,460,956
February 1, 2008 – February 29, 2008	195,782	(3)	13.32	—		67,460,956
March 1, 2008 – March 31, 2008	248,295	(4)	11.76	248,295	(4)	64,538,447

Total	472,166			276,384

(1)	There is no limit on the number or value of shares that may be purchased by us under the Options Proceeds Program. Under our $50.0 million stock repurchase program, which was expanded by $50.0 million in February of 2008, we are only authorized to spend an aggregate of $100.0 million on stock repurchases. Amounts in this column represent the amounts that remain available under the $100.0 million stock repurchase program as of the end of the period indicated. There is no scheduled expiration date for the Option Proceeds Program or the $100.0 million stock repurchase program, but our board of directors may terminate either program in the future.
(2)	These shares were purchased under the Options Proceeds Program.
(3)	On February 11, 2008, 520,337 shares of outstanding restricted stock vested. Concurrently with the vesting, these 195,782 shares were forfeited by holders of the vested restricted shares to cover applicable taxes paid on their behalf by the Company.
(4)	These shares were purchased under our $50.0 million stock repurchase program, which was expanded by $50.0 million in February 2008.

ITEM 6.	EXHIBITS

Exhibit Number	Description
10.1	Employment Agreement, dated as of March 3, 2008, between Knoll, Inc. and Lynn M. Utter.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOLL, INC.
(Registrant)

Date: May 12, 2008

By:	/s/ Andrew B. Cogan
Andrew B. Cogan
Chief Executive Officer

Date: May 12, 2008

By:	/s/ Barry L. McCabe
Barry L. McCabe
Chief Financial Officer