Form 10-Q
period 2008-06-30
KNOLL INC
filed 2008-08-11
CIK 1011570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 4, 2008, 47,494,982 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding.

KNOLL, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KNOLL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,694	$17,975
Customer receivables, net	142,408	137,001
Inventories	101,523	92,087
Deferred income taxes	8,372	8,690
Prepaid and other current assets	7,874	7,691

Total current assets	282,871	263,444

Property, plant, and equipment, net	139,354	143,643
Goodwill, net	74,543	75,590
Intangible assets, net	225,984	226,777
Other non-trade receivables	4,270	4,800
Other noncurrent assets	5,161	3,188

Total Assets	$732,183	$717,442

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$143	$136
Accounts payable	84,016	83,107
Income taxes payable	6,694	3,539
Other current liabilities	86,557	90,209

Total current liabilities	177,410	176,991

Long-term debt	363,462	368,440
Deferred income taxes	53,384	50,815
Postretirement benefits other than pensions	22,427	21,752
Pension liability	17,744	10,885
International retirement obligation	5,051	5,305
Other noncurrent liabilities	7,787	8,533

Total liabilities	647,265	642,721

Stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 47,697,490 issued and outstanding (net of 10,514,138 treasury shares) in 2008 and 49,287,143 shares issued and outstanding (net of 8,906,705 treasury shares) in 2007	477	493
Additional paid-in-capital	—	—
Retained earnings	55,589	45,255
Accumulated other comprehensive income	28,852	28,973

Total stockholders’ equity	84,918	74,721

Total Liabilities and Stockholders’ Equity	$732,183	$717,442

See accompanying notes to the condensed consolidated financial statements

KNOLL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Sales	$292,536	$272,089	$560,344	$520,036
Cost of sales	191,449	178,700	368,934	342,119

Gross profit	101,087	93,389	191,410	177,917
Selling, general, and administrative expenses	62,557	55,754	120,979	109,502
Restructuring and other charges	3,432	—	3,432	—

Operating Income	35,098	37,635	66,999	68,415
Interest expense	3,963	6,463	8,898	12,955
Other expense, net	64	2,737	258	3,113

Income before income tax expense	31,071	28,435	57,843	52,347
Income tax expense	10,154	10,921	19,648	20,005

Net Income	$20,917	$17,514	$38,195	$32,342

Net earnings per share
Basic	$0.44	$0.36	$0.81	$0.67
Diluted	$0.44	$0.35	$0.80	$0.66
Dividends per share	$0.12	$0.11	$0.24	$0.22
Weighted-average shares outstanding:
Basic	47,032,982	48,442,239	47,379,463	48,088,019
Diluted	47,112,672	49,602,989	47,509,276	49,337,304

See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$38,195	$32,342
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	10,010	9,807
Amortization of intangible assets	1,082	663
Write-off of deferred financing fees	—	1,195
Unrealized foreign currency loss	474	1,548
Stock based compensation	3,421	2,356
Other non-cash items	896	70
Changes in assets and liabilities:
Customer receivables	(5,478)	6,435
Inventories	(9,678)	(5,258)
Accounts payable	6	(5,119)
Current and deferred income taxes	6,127	(10,439)
Other current assets	1,091	1,318
Other current liabilities	(3,193)	(3,533)
Other noncurrent assets and liabilities	4,239	5,725

Cash provided by operating activities	47,192	37,110

CASH FLOWS FOR INVESTING ACTIVITIES
Capital expenditures	(6,644)	(6,904)

Cash used in investing activities	(6,644)	(6,904)

CASH FLOWS FOR FINANCING ACTIVITIES
(Repayment) proceeds from revolving credit facilities, net	(5,000)	233,000
Repayment of long-term debt	—	(254,685)
Deferred financing fees	—	(2,431)
Payment of dividends	(11,389)	(10,617)
Proceeds from the issuance of common stock	61	28,019
Purchase of common stock for treasury	(19,872)	(29,801)
Tax benefit from the exercise of stock options	—	8,956

Cash used in financing activities	(36,200)	(27,559)
Effect of exchange rate changes on cash and cash equivalents	371	1,383

Increase in cash and cash equivalents	4,719	4,030
Cash and cash equivalents at beginning of period	17,975	16,038

Cash and cash equivalents at end of period	$22,694	$20,068

See accompanying notes to the condensed consolidated financial statements

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Knoll, Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet of the Company, as of December 31, 2007, was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company’s operations and cash flows for the periods presented. All of these adjustments are of normal recurring nature. All intercompany balances and transactions have been eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2007.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP (the GAAP hierarchy). Any effect of applying the provisions of SFAS 162 shall be reported as a change in accounting principle in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS 162 is effective 60 days following the Security and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect SFAS 162 to have an impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133” (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities. Specifically, entities are required to provide enhanced disclosures about: a) how and why an entity uses derivative instruments; b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations; and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS 141(R)”), which is intended to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations. SFAS 141(R) requires that the acquiring entity in a business combination recognize all (and only) the assets and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose to investors and other users all of the information that they need to evaluate and understand the nature and financial effect of the business combination. In addition, SFAS 141(R) modifies the accounting for transaction and restructuring costs. SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of SFAS No. 115” (“SFAS 159”), which permits an entity to choose to measure many financial instruments and certain other items at fair value. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. The Company did not elect the fair value option for any financial assets or financial liabilities.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands the disclosure requirements about fair value measurements. In February 2008, the FASB amended SFAS 157 through the issuance of FASB Staff Position (“FSP”) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”) and FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-1, which was effective upon the initial adoption of SFAS 157, amends SFAS 157 to exclude from its scope certain accounting pronouncements that address fair value measurements associated with leases. FSP FAS 157-2, which was effective upon issuance, delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS 157, as amended, and on a prospective basis, as of January 1, 2008. The January 1, 2008 adoption did not have a significant impact on the Company. The Company will apply SFAS 157, as amended, and on a prospective basis, as of January 1, 2009 to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is currently determining the impact of applying SFAS 157, as amended, to these items. See Note 12 for further information regarding the adoption of SFAS 157.

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption of the standard is prohibited. FAS 142-3 is effective for us on January 1, 2009. We are currently evaluating the impact of FAS 142-3, but do not believe that our adoption of the standard will have a material impact on our consolidated financial statements.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 3: INVENTORIES

Inventories, net consist of:

	June 30, 2008	December 31, 2007
	(in thousands)
Raw Materials	$47,545	$45,043
Work-in-Process	8,291	8,208
Finished Goods	45,687	38,836

	$101,523	$92,087

Inventory reserves for obsolescence and other estimated losses were $7.2 million and $6.9 million at June 30, 2008 and December 31, 2007, respectively.

NOTE 4: INCOME TAXES

As of June 30, 2008, the Company had unrecognized tax benefits of approximately $2.6 million. The entire amount of the unrecognized tax benefits would affect the effective tax rate if recognized. For the quarter ended June 30, 2008, the Company decreased its unrecognized tax benefit amount by approximately $0.4 million for items relating to the settlement of a state audit and expiring statutes on tax positions in prior years. For the quarter ended March 31, 2008, the Company increased its unrecognized tax benefit amount by approximately $0.2 million for items relating to 2008 tax positions.

Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. At June 30, 2008, the Company had accrued $0.4 million for the potential payment of interest and penalties.

Included in the balance of unrecognized tax benefits at June 30, 2008 is approximately $0.4 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a potential decrease in unrecognized tax benefits comprised of items related to expiring statutes in federal and state jurisdictions.

As of June 30, 2008, the Company is subject to U.S. Federal income tax examinations for the tax years 2004 through 2007, and to non-U.S. income tax examinations for the tax years 2000 to 2007. In addition, the Company is subject to state and local income tax examinations for the tax years 2000 through 2007.

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provisions for the three months and six months ended June 30, 2008 and 2007 were based on the estimated effective tax rates applicable for the full years ending December 31, 2008 and 2007, after giving effect to items specifically related to the interim periods. The Company’s effective tax rate was 32.7% for the three months ended June 30, 2008 and 38.4% for the three months ended June 30, 2007. The Company’s effective tax rate was 34.0 % for the six months ended June 30, 2008 and 38.2% for the six months ended June 30, 2007. This decrease in the effective tax rate is primarily due to the utilization of a net operating loss carryforward in one of our foreign subsidiaries of approximately $1.4 million recognized in the second quarter of 2008. The Company’s effective tax rate is affected by the mix of pretax income and the different effective tax rates of the tax jurisdictions in which it operates.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 5: DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses derivative financial instruments, to reduce its exposure to adverse fluctuations in foreign currency exchange and interest rates.

On September 30, 2006, the Company entered into two interest rate cap agreements which set a maximum interest rate on a notional amount and utilize LIBOR as a variable-rate reference. Under these agreements, the Company paid a total premium of approximately $204 thousand for a cap rate of 6.00% on $200 million of the Company’s borrowings under its credit facility. The Company has elected not to apply hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to these agreements. As such, the change in fair value of the contracts is reported in earnings in the period the value of the contract changes as a component of other income (expense). The interest rate cap agreements mature on September 30, 2008.

On May 21, 2008, the Company entered into four interest rate swap agreements for purposes of managing its risk in interest rate fluctuations. These swap agreements allow the Company to fix a portion of its variable rate revolving credit facility in order to protect against a change in its variable interest rate. These agreements each hedge a notional amount of $150.0 million of the Company’s borrowings under the revolving credit facility. Two of the agreements are effective beginning June 9, 2009 and expire on June 9, 2010. On these two agreements the Company pays a fixed rate of 3.51% and receives a variable rate of interest equal to the three-month London Interbank Offered Rate (LIBOR), as determined on the last day of each quarterly settlement period. The other two agreements are effective beginning June 9, 2010 and expire on June 9, 2011. On these two agreements, the Company pays a fixed rate of 4.10% and receives a variable rate of interest equal to three-month LIBOR. The Company has elected to apply hedge accounting under SFAS No. 133 to these agreements. Changes in the fair value of the interest rate swap agreements are recorded in the period the value of the contract changes. The net amount paid or received upon quarterly settlements will be recorded as an adjustment to interest expense, while the change in fair value is recorded as a component of accumulated other comprehensive income in the equity section of the balance sheet.

The fair value of the Company’s derivative instruments included in non-current assets are $2.2 million and zero at June 30, 2008 and December 31, 2007, respectively.

The change in the fair values of the Company’s derivative instruments and the adjustment to interest expense are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	(in thousands)		(in thousands)
	2008	2007	2008	2007
Interest income	$—	$—	$—	$—
Other expense	—	2	—	57

Aggregate net expense	$—	$2	$—	$57

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

As of June 30, 2008, the Company had one outstanding foreign currency contract. The agreement was entered into on June 30, 2008 and has a settlement date of August 1, 2008. In March 2008, the Company entered into a short-term forward contract with a valuation date of March 31, 2008 and a settlement date on April 1, 2008 the cost of which was approximately $1.3 million.

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

At June 30, 2008, the Company employed a total of 4,042 people. Approximately 15.3% of the employees are represented by unions. The Grand Rapids, Michigan plant is the only unionized plant within the U.S and has an agreement with the Carpenters Union, Local 1615, of the United Brotherhood of Carpenters and Joiners of America, Affiliate of the Carpenters Industrial Council (the Union), covering approximately 422 hourly employees. The Collective Bargaining Agreement expires August 27, 2011. Certain workers in the facilities in Italy are also represented by unions.

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

	Six Months Ended
	June 30, 2008	June 30, 2007
	(in thousands)
Balance at beginning of period	$10,078	$7,436
Provision for warranty claims	6,465	5,917
Warranty claims paid	(5,196)	(4,635)

Balance at end of period	$11,347	$8,718

NOTE 7: PENSIONS

The following tables summarize the costs of the Company’s employee pension and post retirement plans for the periods indicated.

	Pension Benefits		Other Benefits
	Three months ended		Three months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(in thousands)
Service cost	$2,408	$2,545	$103	$162
Interest cost	2,107	1,816	367	417
Expected return on plan assets	(2,209)	(1,776)	—	—
Amortization of prior service cost	19	19	(336)	(336)
Recognized actuarial loss	3	173	170	263

Net periodic benefit cost	$2,328	$2,777	$304	$506

	Pension Benefits		Other Benefits
	Six months ended		Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(in thousands)
Service cost	$4,816	$5,090	$206	$324
Interest cost	4,214	3,632	734	834
Expected return on plan assets	(4,418)	(3,552)	—	—
Amortization of prior service cost	38	38	(672)	(672)
Recognized actuarial loss	6	346	340	526

Net periodic benefit cost	$4,656	$5,554	$608	$1,012

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8: STOCK PLANS

As of June 30, 2008, the Company sponsors two stock incentive plans with approximately 2,413,802 shares available for grant. Prior to January 1, 2006, the Company accounted for its stock incentive plan in accordance with APB 25, “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation, and no stock-based employee compensation was reflected in net income with respect to options granted under the existing plans at that time. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method for those unvested options granted after the Company’s initial public offering. The prospective method will be applied to those unvested options issued prior to the Company’s initial public offering that have historically been accounted for under the minimum value method. Such options continue to be accounted for under the provisions of APB 25.

As a result of adopting Statement 123(R), the Company’s income before taxes and net income after taxes for the three months ended June 30, 2008, is $0.3 million and $0.2 million lower, respectively, than if it had continued to account for share-based compensation under SFAS No 123 and APB Opinion No. 25. The Company’s income before taxes and net income after taxes for the six months ended June 30, 2008, is $0.7 million and $0.4 million lower, respectively, than if it had continued to account for share-based compensation under SFAS No. 123 and APB Opinion No. 25. For the three months ended June 30, 2008 both basic earnings per share and diluted earnings per share would have been $.01 higher had the Company not adopted Statement 123(R). For the six months ended June 30, 2008 diluted earnings per share would have been $.01 higher had the Company not adopted Statement 123(R).

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three months ended		Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(in thousands, except per share data)
Net income—as reported	$20,917	$17,514	$38,195	$32,342
Add:
Stock-based employee compensation expense included in reported net income	1,633	1,277	2,888	2,433
Deduct:
Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	1,691	1,425	3,019	2,699

As adjusted net income	$20,859	$17,366	$38,064	$32,076

Earnings per share:
Basic-as reported	$.44	$.36	$.81	$.67
Diluted-as reported	$.44	$.35	$.80	$.66
Basic-as adjusted	$.44	$.36	$.80	$.67
Diluted-as adjusted	$.44	$.35	$.80	$.65

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 9: OTHER COMPREHENSIVE INCOME

Comprehensive income consists of net earnings plus other comprehensive income which includes foreign currency translation adjustments, pension liability adjustments, and unrealized gain on derivatives. Comprehensive income was approximately $23.5 million and $23.8 million for the three months ended June 30, 2008 and June 30, 2007, respectively. For the six months ended June 30, 2008 and June 30, 2007, comprehensive income totaled $38.1 million and $39.3 million, respectively. The following table presents the components of “Accumulated Other Comprehensive Income” for the period indicated, net of tax (in thousands).

Six months ended:	Beginning Balance	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Ending Balance
June 30, 2008
Pension funded status adjustment	$(1,285)	$—	$—	$—	$(1,285)
Foreign currency translation adjustment	$30,258	(1,467)		(1,467)	28,791
Unrealized gain on derivative	$0	2,223	(877)	1,346	1,346

Accumulated other comprehensive (loss) income, net of tax	$28,973	$756	$(877)	$(121)	$28,852

NOTE 10: COMMON STOCK AND EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the additional dilution for all shares and potential shares issued under the stock incentive plans.

	Three months ended		Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(in thousands)
Weighted average shares of common stock outstanding—basic	47,033	48,442	47,379	48,088
Potentially dilutive shares resulting from stock plans	80	1,161	130	1,249

Weighted average common shares—diluted	47,113	49,603	47,509	49,337

Antidilutive options not included in the weighted average common shares-diluted	2,298	220	2,298	475

Common stock activity for the six months ended June 30, 2008 and 2007 included the repurchase of approximately 1,607,433 shares for $19.9 million and 1,259,836 shares for $29.8 million, respectively. For the six months ended June 30, 2008 and 2007, common stock activity also included the issuance of 525,731 shares for $61 thousand and 2,375,785 shares for $28.0 million, respectively, under the Company’s stock based compensation plans. Included in the issuances above are restricted shares that vested for which no cash was received.

On February 11, 2008, one-third of the restricted share awards granted in December 2004 and one-fifth of restricted share awards granted in February 2008 vested based on the achievement of certain operating profit targets. 195,782 of these shares were forfeited by the holders of the restricted shares to cover applicable taxes paid on their behalf by the Company. These shares were transferred to treasury for approximately $2.6 million in taxes paid by the Company on behalf of the holders of the restricted shares. These amounts are included in the total repurchases and issuances noted above.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 11: RESTRUCTURING CHARGES

On April 3, 2008 the Company announced a restructuring plan in order to reduce costs. This restructuring plan included job eliminations and the discontinuation of a product line. The Company based its accounting and disclosures on the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. As a result, charges to net earnings were made in the periods in which restructuring plan liabilities were incurred. In connection with the above plan, we incurred $2.1 million in employee termination costs and $1.3 million related to the write-off of fixed assets and other miscellaneous costs. A reserve was recorded on the balance sheet for employee terminations costs that have not been paid as of June 30, 2008.

Below is the summary of the restructuring reserve balance as of June 30, 2008:

Restructuring Reserve	Workforce Reductions	2006	2005
	(in thousands)
Reserve balance as of April 3, 2008	$3,432	$1,674	$142
Additions	—	(703)	295
Payments	1,103
Write-off of fixed assets and inventory	1,371	(632)	383

Reserve balance as of June 30, 2008	$958	$339	$820

NOTE 12. FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted the provisions of SFAS 157 for certain balance sheet items. SFAS 157 establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach, and cost approach). The levels of the hierarchy are described below:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities

•

Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy. The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheet at June 30, 2008 (in thousands):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Interest rate swaps	$—	$2,223	$—	$2,223

Total	$—	$2,223	$—	$2,223

The interest rate swaps are included in other non-current assets within the consolidated balance sheet at June 30, 2008.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations provides a discussion of our financial performance and financial condition that should be read in conjunction with the accompanying unaudited condensed consolidated financial statements

Overview

In the second quarter of 2008, we experienced strong double digit growth in earnings per share and net income. Net income grew from $17.5 million in the second quarter of 2007 to $20.9 million in the second quarter of 2008, an increase of 19.4%. Diluted earnings per share was $0.44 during the second quarter of 2008 versus $0.35 per share in the second quarter of 2007, an increase of 25.7% from a year ago. Net sales were $292.5 million for the quarter, an increase of 7.5% from the second quarter of 2007. Our strategy to diversify our sources of revenue and profits away from a dependence on North American systems sales is allowing us to continue to grow in this challenging macro-economic environment. Our specialty products and our international business continue to outpace systems and North American sales. We are also beginning to benefit from a price increase implemented in February of 2008.

For the quarter, gross margin expanded 30 basis points to 34.6% versus the comparable quarter of the prior year. The increase from the second quarter of 2007 largely resulted from better pricing and improved mix as a result of increased specialty sales.

Operating expenses were $62.6 million, or 21.4% of sales, compared to $55.8 million, or 20.5% of sales, a year ago. The increase in operating expenses during the second quarter of 2008 was in large part due to the inclusion of operating expenses associated with Edelman Leather, which we acquired in the fourth quarter of 2007.

Our operating income for the second quarter of 2008 was $35.1 million, a decrease of $2.5 million, or 6.6%, over the same period in 2007. Operating income for the second quarter of 2008 includes a restructuring charge of $3.4 million. On April 3, 2008, we announced a restructuring plan in order to reduce fixed costs. Included in the restructuring charge of $3.4 million are expenses related to job eliminations and the discontinuation of a product line. These actions are expected to save the company approximately $10.0 million dollars annually. We do not anticipate any future expenses in connection with this restructuring plan.

Interest expense was $4.0 million, a decrease of $2.5 million from a year ago due to lower rates despite having a higher average debt outstanding. In May 2008, we entered into four interest rate swap agreements in order to manage our risk in interest rate fluctuations. Each agreement hedges a notional amount of $150.0 million of our $500.0 million revolving credit facility. Two of the agreements are effective from June 2009 through 2010 and the other two are effective June 2010 through June 2011.

Our tax rate for the quarter was 32.7% compared with 38.4% rate a year ago. The decrease in the rate is primarily due to a Net Operating Loss tax credit that was utilized during the quarter in one of our foreign subsidiaries of $1.4 million.

During the quarter ended June 30, 2008, we took advantage of our stock price and free cash position in order to repurchase 1.1 million shares, pay down $10.0 million in debt, and pay a $0.12 per share dividend. As we enter the remaining half of the year we face continued macroeconomic challenges. We expect accelerating fuel and steel costs to pressure gross and operating margins in the second part of the year when compared to last year. These pressures have increased since the beginning of the year and although to date we have not felt a material impact on our results we do expect it going forward. In spite of these challenges, we believe the increased diversification of our sources of revenue makes us less vulnerable to changes in a North American Office environment.

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

Results of Operations

Comparison of the Three Months and Six Months Ended June 30, 2008 and 2007

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(in thousands)
Consolidated Statement of Operations Data:
Net Sales	$292,536	$272,089	$560,344	$520,036
Gross Profit	101,087	93,389	191,410	177,917
Restructuring and other charges	3,432	—	3,432	—
Operating Income	35,098	37,635	66,999	68,415
Interest Expense	3,963	6,463	8,898	12,955
Other Expense, net	64	2,737	258	3,113
Income Tax Expense	10,154	10,921	19,648	20,005

Net Income	$20,917	$17,514	$38,195	$32,342

Statistical and Other Data:
Sales Growth from Comparable Prior Period	7.5%	9.9%	7.8%	11.7%
Gross Profit Margin	34.6%	34.3%	34.2%	34.2%
Backlog	$191,036	$174,148	$191,036	$174,148

Sales

Sales for the second quarter of 2008 were $292.5 million, an increase of $20.4 million, or 7.5%, from sales of $272.1 million for the same period in the prior year. Sales for the six months ended June 30, 2008 were $560.3 million, an increase of $40.3 million, or 7.8%, over the first six months of 2007. The increase in sales for the three months and six months ended June 30, 2008 represents low single digit organic growth with the rest of the increase coming from the benefit of Edelman Leather which was acquired in the fourth quarter of 2007. In addition, previously implemented price increases accounted for $5.0 million of the sales increase. Our specialty businesses continue to experience more growth than office systems and seating.

At June 30, 2008, sales backlog was $191.0 million, an increase of $16.9 million, or 9.7%, from sales backlog of $174.1 million as of June 30, 2007.

Gross Profit and Operating Income

Gross profit for the second quarter of 2008 was $101.1 million, an increase of $7.7 million or 8.2% from gross profit of $93.4 million for the second quarter of 2007. Gross profit for the six months ended June 30, 2008 was $191.4 million, an increase of $13.5 million or 7.6% from gross profit of $177.9 million for the same period in the prior year. Operating income for the second quarter of 2008 was $35.1 million, a decrease of $2.5 million, or 6.6% from operating income of $37.6 million for the second quarter of 2007. Operating income for the second quarter of 2008 includes a restructuring charge of $3.4 million. Operating income for the six months ended June 30, 2008 was $67.0 million, a decrease of $1.4 million, or 2.1%, from operating income of $68.4 million for the same period in 2007. As a percentage of sales, gross profit increased from 34.3% for the second quarter of 2007 to 34.6% for the second quarter of 2008. Operating income as a percentage of sales decreased from 13.8% in the second quarter of 2007 to 12.0% for the same period of 2008. For the six months ended June 30, 2008 and 2007 gross profit as a percentage of sales was 34.2%. Operating income as a percentage of sales decreased from 13.2% in the first six months of 2007 to 12.0% in the first six months of 2008.

The increase in gross margin resulted from better pricing and improved mix as a result of increased specialty sales.

Operating expenses for the second quarter 2008 were $62.6 million, or 21.4% of sales, compared to $55.8 million, or 20.5% of sales, for the second quarter 2007. Operating expenses for the six months ended June 30, 2008 were $121.0 million or 21.6% of sales compared to $109.5 million or 21.1% of sales for the same period in 2007. The increase in operating expense dollars for the quarter and six months ended June 30, 2008 as compared with the prior year periods was in large part due to the inclusion of operating expenses associated with Edelman Leather, which we acquired in the fourth quarter of 2007 and some incremental spending on growth initiatives and compensation.

Interest Expense

Interest expense for the three and six months ended June 30, 2008 was $4.0 million and $8.9 million, respectively, a decrease of $2.5 million and $4.1 million, respectively, from the same periods in 2007. The decrease in interest expense for the periods noted above is due to lower average interest rates. The weighted average interest rate for the second quarter of 2008 was 4.2%. The weighted average interest rate for the same period of 2007 was 7.1%.

Other Expense, net

Other expense for the second quarter of 2008 was $64 thousand which included foreign exchange gains and losses on currency. Other expense for the second quarter of 2007 was $2.7 million and consisted of $1.2 million related to the write-off of deferred financing fees associated with the refinancing of our old credit facility with a new $500.0 million revolving credit facility. Other expense also included $1.7 million of losses from foreign currency transactions partially offset by other income.

Income Tax Expense

The mix of pretax income and the varying effective tax rates in the countries in which we operate directly affects our consolidated effective tax rate. The effective tax rate was 32.7% for the second quarter of 2008, as compared to 38.4% for the same period in 2007. This decrease is primarily due to the utilization of a net operating loss carryforward in one of our foreign subsidiaries of approximately $1.4 million. The effective tax rate for the six months ended June 30, 2008 was 34.0% and 38.2% for the same period in 2007.

Liquidity and Capital Resources

The following table highlights certain key cash flows and capital information pertinent to the discussion that follows:

	Six Months Ended
	June 30, 2008	June 30, 2007
	(in thousands)
Cash provided by operating activities	$47,192	$37,110
Capital expenditures	6,644	6,904
Net cash used in investing activities	6,644	6,904
Purchase of common stock	19,872	29,801
Net repayments of debt	5,000	21,685
Payment of dividend	11,389	10,617
Net proceeds from issuance of stock	61	28,019
Net cash used for financing activities	36,200	27,559

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

Year-to-date net cash provided by operations was $47.2 million, of which $54.1 million was provided from net income plus non-cash amortizations and stock based compensation, offset by a use of cash of ($6.9) million from the changes in assets and liabilities, primarily inventory.

For the six month period ended June 30, 2008, we used available cash, including the $47.2 million of net cash from operating activities, to fund $6.6 million in capital expenditures, pay down debt of $5.0 million, repurchase $19.9 million of common stock for treasury, and fund a dividend payment to shareholders totaling $11.4 million and fund working capital.

For the six month period ended June 30, 2007, we used available cash, including the $37.1 million of net cash from operating activities, $28.0 million of proceeds from the issuance of common stock, to fund $6.9 million in capital expenditures, pay down debt of $21.7 million in conjunction with our debt refinancing, repurchase $29.8 million of common stock for treasury, fund a dividend payment to shareholders totaling $10.6 million and fund working capital.

Cash used in investing activities was $6.6 million for the six month period ended June 30, 2008 and $6.9 million for the same period in 2007. Fluctuations in cash used in investing activities are primarily attributable to the levels of capital expenditures.

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

Environmental Matters

Our past and present business operations and the past and present ownership and operation of manufacturing plants on real property are subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste and the cleanup of properties affected by hazardous substances. As a result, we are involved from time-to-time in administrative and judicial proceedings and inquiries relating to environmental matters and could become subject to fines or penalties related thereto. We cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist. Compliance with more stringent laws or regulations, or stricter interpretation of existing laws, may require additional expenditures by us, some of which may be material. We have been identified as a potentially responsible party pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) for remediation costs associated with waste disposal sites that we previously used. The remediation costs and our allocated share at some of these CERCLA sites are unknown. We may also be subject to claims for personal injury or contribution relating to CERCLA sites. We reserve amounts for such matters when expenditures are probable and reasonably estimatable.

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

We provided a discussion of our market risk in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2007. During the first six months of 2008, there was no substantive change in our market risk except for the items noted below. This discussion should be read in conjunction with Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2007.

During the normal course of business, we are routinely subjected to market risk associated with interest rate movements and foreign currency exchange rate movements. Interest rate risk arises from our debt obligations and related interest rate hedge agreements. Foreign currency exchange rate risk arises from our non-U.S. operations and purchases of inventory from foreign suppliers.

We also have risk in our exposure to certain material and transportation costs. Our largest raw material costs are for steel and plastics. Steel is the primary raw material used in the manufacture of our products. The price for steel has significantly increased recently. The prices of plastic, another significant raw material used in the manufacture of our products, are sensitive to the cost of oil, which has increased significantly in recent history. We continue to work to attempt to offset these price changes in raw materials and transportation costs through our global sourcing initiatives, cost improvements and product price increases.

Interest Rate Risk

We have variable rate debt obligations that are denominated in U.S. dollars. A change in interest rates impacts the interest incurred and cash paid on our variable-rate debt obligations. The weighted average rate as of June 30, 2008 was 4.2%. The weighted average rate as of June 30, 2007 was 7.1%.

We use interest rate hedge agreements for other than trading purposes in order to manage our exposure to fluctuations in interest rates on our variable-rate debt. In May of 2008, we entered into four interest rate swap agreements in order to manage our interest rate risk. Each agreement hedges a notional amount of $150.0 million of our $500.0 million revolving credit facility. Two of the agreements are effective from June 2009 through June 2010 and the other two are effective June 2010 through June 2011. We also have an interest rate cap agreement that converts $200 million of our variable-rate debt to a fixed-rate basis, utilizing the three-month London Interbank Offered Rate, or LIBOR, as a floating rate reference. Fluctuations in LIBOR affect both our net financial instrument position and the amount of cash to be paid or received by us, if any, under these agreements.

Foreign Currency Exchange Rate Risk

We manufacture our products in the United States, Canada and Italy, and sell our products primarily in those markets as well as in other European countries. Our foreign sales and certain expenses are transacted in foreign currencies. Our production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. Additionally, as we report currency in the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the Canadian dollar and the Euro. Approximately 14.9% of our revenues for the first half of 2008 and 12.5% in the same period for 2007, and 40.0% of our cost of goods sold for the first half of 2008 and 38.8% in the same period for 2007, were denominated in currencies other than the U.S. dollar. Foreign currency exchange rate fluctuations resulted in a $0.1 million transaction loss for the second quarter of 2008 and a $1.7 million transaction loss for the same period of 2007. The $1.7 million loss was largely due to the strengthening Canadian dollar. For the six months ended June 30, 2008 and 2007, foreign exchange rate fluctuations included in other income resulted in a $0.5 million translation loss and a $2.3 million translation loss, respectively.

From time to time, we enter into foreign currency forward exchange contracts and foreign currency option contracts for other than trading purposes in order to manage our exposure to foreign exchange rates associated with short-term operating receivables of a Canadian subsidiary that are payable by our U.S. operations. The terms of these contracts are generally less than a year. Changes in the fair value of such contracts are reported in earnings in the period the value of the contract changes. As of June 30, 2008, the Company had no outstanding foreign currency contracts.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report (June 30, 2008) (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, our principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. Our principal executive officer and principal financial officer also conducted an evaluation of our internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended June 30, 2008 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended June 30, 2008.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

During the first two quarters of 2008, there have been no new material legal proceedings or changes in the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 1A.	RISK FACTORS

During the first two quarters of 2008, there were no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities

The following is a summary of share repurchase activity during the three months ended June 30, 2008.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of publicly Announced Plans or Programs		Maximum Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1)
April 1, 2008 – April 30, 2008	593,509	11.86	593,509	(2)	57,494,638
May 1, 2008 – May 31, 2008	16,472	12.98	16,472	(2)	57,280,704
June 1, 2008 – June 30, 2008	525,286	12.62	525,286	(2)	50,643,844

Total	1,135,267		1,135,267

(1)	There is no limit on the number or value of shares that may be purchased by us under the Options Proceeds Program. Under our $50.0 million stock repurchase program, which was expanded by and additional $50.0 million in February of 2008, we are only authorized to spend an aggregate of $100.0 million on stock repurchases. Amounts in this column represent the amounts that remain available under the $100.0 million stock repurchase program as of the end of the period indicated. There is no scheduled expiration date for the Option Proceeds Program or the $100.0 million stock repurchase program, but our board of directors may terminate either program in the future.
(2)	These shares were purchased under our $50.0 million stock repurchase program, which was expanded by $50.0 million in February 2008.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on April 30, 2008, at which:

(a)	The following nominees were elected to serve three-year terms on our board of directors by the following votes:

	Andrew B. Cogan	Stephen F. Fisher	Sarah E. Nash
For	42,553,790	41,581,258	28,270,963
Withheld	1,268,105	2,240,637	15,550,932

The terms of office for incumbent directors, Burton B. Staniar, Jeffrey A. Harris, Kathleen G. Bradley, John F. Maypole, and Sidney Lapidus, continued after the meeting. Kewsong Lee retired from our board of directors at the end of his term on April 30, 2008.

(b)	The audit committee’s selection of Ernst and Young LLP was ratified as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2008, by the following votes:

Ratification of the Independent Auditors
For	43,482,706
Against	330,461
Abstain	8,728
Broker Nonvotes	0

ITEM 6.	EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOLL, INC.
(Registrant)

Date: August 11, 2008

By:	/s/ Andrew B. Cogan
Andrew B. Cogan
Chief Executive Officer

Date: August 11, 2008

By:	/s/ Barry L. McCabe
Barry L. McCabe
Chief Financial Officer