Form 10-Q
period 2008-09-30
KNOLL INC
filed 2008-11-10
CIK 1011570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 6, 2008, there were 47,122,590 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

KNOLL, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KNOLL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,648	$17,975
Customer receivables, net	131,825	137,001
Inventories	103,538	92,087
Deferred income taxes	5,322	8,690
Prepaid and other current assets	9,000	7,691

Total current assets	278,333	263,444

Property, plant, and equipment, net	135,260	143,643
Goodwill, net	73,700	75,590
Intangible assets, net	225,357	226,777
Other non-trade receivables	4,005	4,800
Other noncurrent assets	2,656	3,188

Total Assets	$719,311	$717,442

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$140	$136
Accounts payable	82,062	83,107
Income taxes payable	12,041	3,539
Other current liabilities	106,126	90,209

Total current liabilities	200,369	176,991

Long-term debt	342,299	368,440
Deferred income taxes	51,366	50,815
Postretirement benefits other than pensions	22,987	21,752
Pension liability	6,814	10,885
International retirement obligation	4,762	5,305
Other noncurrent liabilities	6,968	8,533

Total liabilities	635,565	642,721

Stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 46,791,763 issued and outstanding (net of 11,519,691 treasury shares) in 2008 and 49,287,143 shares issued and outstanding (net of 8,906,705 treasury shares) in 2007	468	493
Retained earnings	62,635	45,255
Accumulated other comprehensive income	20,643	28,973

Total stockholders’ equity	83,746	74,721

Total Liabilities and Stockholders’ Equity	$719,311	$717,442

See accompanying notes to the condensed consolidated financial statements

KNOLL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Sales	$283,517	$253,962	$843,861	$773,998
Cost of sales	179,319	165,713	548,253	507,832

Gross profit	104,198	88,249	295,608	266,166
Selling, general, and administrative expenses	63,109	53,967	187,519	163,469

Operating Income	41,089	34,282	108,089	102,697
Interest expense	3,766	5,629	12,663	18,584
Other income (expense), net	2,137	(794)	1,878	(3,907)

Income before income tax expense	39,460	27,859	97,304	80,206
Income tax expense	15,398	9,446	35,046	29,451

Net Income	$24,062	$18,413	$62,258	$50,755

Net earnings per share
Basic	$0.52	$0.38	$1.32	$1.05
Diluted	$0.52	$0.37	$1.32	$1.03
Dividends per share	$0.12	$0.11	$0.36	$0.33
Weighted-average shares outstanding:
Basic	46,291,785	48,568,698	47,014,263	48,250,009
Diluted	46,522,590	49,327,042	47,178,379	49,335,647

See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$62,258	$50,755
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	14,628	14,343
Amortization of intangible assets	1,708	964
Loss on disposal of fixed assets	887	46
Write-off of deferred financing fees	—	1,195
Unrealized foreign currency (gain) loss	(932)	3,955
Stock based compensation	5,126	4,102
Other non-cash items	19	83
Changes in assets and liabilities:
Customer receivables	3,693	2,916
Inventories	(13,048)	(2,043)
Accounts payable	(623)	(11,822)
Current and deferred income taxes	13,237	(2,586)
Other current assets	(2,435)	(1,485)
Other current liabilities	17,081	(1,859)
Other noncurrent assets and liabilities	(4,062)	5,905

Cash provided by operating activities	97,537	64,469

CASH FLOWS FOR INVESTING ACTIVITIES
Capital expenditures	(9,803)	(10,837)
Proceeds from the sale of assets	—	132

Cash used in investing activities	(9,803)	(10,705)

CASH FLOWS FOR FINANCING ACTIVITIES
(Repayment) proceeds from revolving credit facilities, net	(26,000)	213,000
Repayment of long-term debt	(129)	(254,806)
Deferred financing fees	—	(2,590)
Payment of dividends	(16,952)	(15,960)
Proceeds from the issuance of common stock	1,697	28,204
Purchase of common stock for treasury	(34,282)	(30,043)
Tax benefit from the exercise of stock options	195	8,933

Cash used in financing activities	(75,471)	(53,262)

Effect of exchange rate changes on cash and cash equivalents	(1,590)	2,191

Increase in cash and cash equivalents	10,673	2,693
Cash and cash equivalents at beginning of period	17,975	16,038

Cash and cash equivalents at end of period	$28,648	$18,731

See accompanying notes to the condensed consolidated financial statements

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133” (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities. Specifically, entities are required to provide enhanced disclosures about: a) how and why an entity uses derivative instruments; b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations; and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company will adopt SFAS 161 in January 2009 and does not expect it to have an impact on its consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands the disclosure requirements about fair value measurements. In February 2008, the FASB amended SFAS 157 through the issuance of FASB Staff Position (“FSP”) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”) and FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-1, which was effective upon the initial adoption of SFAS 157, amends SFAS 157 to exclude from its scope certain accounting pronouncements that address fair value measurements associated with leases. FSP FAS 157-2, which was effective upon issuance, delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS 157, as amended, and on a prospective basis, as of January 1, 2008. The January 1, 2008 adoption did not have a significant impact on the Company. The Company will apply SFAS 157, as amended, and on a prospective basis, as of January 1, 2009 to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is currently determining the impact of applying SFAS 157, as amended, to these items. See Note 11 for further information regarding the adoption of SFAS 157.

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption of the standard is prohibited. FAS 142-3 is effective for us on January 1, 2009. The Company is currently evaluating the impact of FAS 142-3, it does not believe that the adoption of the standard will have a material impact on its consolidated financial statements.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 3: INVENTORIES

Inventories, net consist of:

	September 30, 2008	December 31, 2007
	(in thousands)
Raw Materials	$49,167	$45,043
Work-in-Process	4,195	8,208
Finished Goods	50,176	38,836

	$103,538	$92,087

Inventory reserves for obsolescence and other estimated losses were $7.4 million and $6.9 million at September 30, 2008 and December 31, 2007, respectively.

NOTE 4: INCOME TAXES

As of September 30, 2008, the Company had unrecognized tax benefits of approximately $2.3 million. The entire amount of the unrecognized tax benefits would affect the effective tax rate if recognized. For the quarter ended September 30, 2008, the Company decreased its unrecognized tax benefit amount by approximately $0.3 million for items relating to expiring statutes on tax positions in prior years.

Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. At September 30, 2008, the Company had accrued $0.4 million for the potential payment of interest and penalties.

Included in the balance of unrecognized tax benefits at September 30, 2008 is approximately $0.2 million related to tax positions for which it is reasonably possible that the total amounts could change during the next twelve months. This amount represents a potential decrease in unrecognized tax benefits comprised of items related to expiring statutes in federal and state jurisdictions.

As of September 30, 2008, the Company is subject to U.S. Federal income tax examinations for the tax years 2004 through 2007, and to non-U.S. income tax examinations for the tax years 2000 to 2007. In addition, the Company is subject to state and local income tax examinations for the tax years 2000 through 2007.

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provisions for the three months and nine months ended September 30, 2008 and 2007 were based on the estimated effective tax rates applicable for the full years ending December 31, 2008 and 2007, after giving effect to items specifically related to the interim periods. The Company’s effective tax rate was 39.0% for the three months ended September 30, 2008 and 33.9% for the three months ended September 30, 2007. The Company’s effective tax rate was 36.0 % for the nine months ended September 30, 2008 and 36.7% for the nine months ended September 30, 2007. This increase in the effective tax rate for the quarter is primarily due to a reduction in our contingent tax reserve in the third quarter of 2007. The Company’s effective tax rate is affected by the mix of pretax income and the different effective tax rates of the tax jurisdictions in which it operates.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 5: DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses derivative financial instruments, to reduce its exposure to adverse fluctuations in foreign currency exchange and interest rates.

On September 30, 2006, the Company entered into two interest rate cap agreements which set a maximum interest rate on a notional amount and utilize LIBOR as a variable-rate reference. Under these agreements, the Company paid a total premium of approximately $204 thousand for a cap rate of 6.00% on $200 million of the Company’s borrowings under the credit facility. The Company has elected not to apply hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to these agreements. As such, the change in fair value of the contracts is reported in earnings in the period the value of the contract changes as a component of other income (expense). The interest rate cap agreements matured on September 30, 2008.

On May 21, 2008, the Company entered into four interest rate swap agreements for purposes of managing its risk in interest rate fluctuations. These agreements each hedge a notional amount of $150.0 million of the Company’s borrowings under the revolving credit facility. Two of the agreements are effective June 9, 2009 and expire on June 9, 2010. On these two agreements, the Company pays a fixed rate of 3.51% and receives a variable rate of interest equal to three-month London Interbank Offered Rate (LIBOR), as determined on the last day of each quarterly settlement period. The other two agreements are effective on June 9, 2010 and expire on June 9, 2011. The Company pays a fixed rate of 4.10% on these two agreements and receives a variable rate of interest equal to three-month LIBOR. The Company has elected to apply hedge accounting under SFAS No. 133 to these agreements. Changes in the fair value of the interest rate swap agreements are recorded in the period the value of the contract changes. The net amount paid or received upon quarterly settlements will be recorded as an adjustment to interest expense, while the change in fair value is recorded as a component of accumulated other comprehensive income in the equity section of the balance sheet.

The fair value of the Company’s derivative instruments included in non-current liabilities are $648 thousand and zero at September 30, 2008 and December 31, 2007, respectively.

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

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of September 30, 2008, the Company had no outstanding foreign currency contracts. On October 3, 2008, the Company entered into a short-term forward contract with a valuation date of October 31, 2008 and a settlement date of November 3, 2008. In March 2008, the Company entered into a short-term forward contract with a valuation date of March 31, 2008 on which the Company recorded a net realized loss of $1.3 million.

The fair market value of the foreign currency option contract outstanding as of September 30, 2007 was $2.0 million and was included in other current assets in the Company’s consolidated balance sheet as of September 30, 2007. During the nine months ended September 30, 2007, the Company had paid a net settlement of approximately $611 thousand and recorded a net realized loss for a contract that settled on February 1, 2007.

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

At September 30, 2008, the Company employed a total of 4,043 people. Approximately 14.7% of the employees are represented by unions. The Grand Rapids, Michigan plant is the only unionized plant within the U.S. and has an agreement with the Carpenters Union, Local 1615, of the United Brotherhood of Carpenters and Joiners of America, Affiliate of the Carpenters Industrial Council (the Union), covering approximately 401 hourly employees. The Collective Bargaining Agreement expires August 27, 2011. Certain workers in the facilities in Italy are also represented by unions.

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

	Nine Months Ended
	September 30, 2008	September 30, 2007
	(in thousands)
Balance at beginning of period	$10,078	$7,436
Provision for warranty claims	9,058	8,940
Warranty claims paid	(7,480)	(6,846)

Balance at end of period	$11,656	$9,530

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 7: PENSIONS

The following tables summarize the costs of the Company’s employee pension and post retirement plans for the periods indicated.

	Pension Benefits		Other Benefits
	Three months ended		Three months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(in thousands)
Service cost	$2,408	$2,545	$103	$162
Interest cost	2,107	1,816	367	417
Expected return on plan assets	(2,209)	(1,776)	—	—
Amortization of prior service cost	19	19	(336)	(336)
Recognized actuarial loss	3	173	170	263

Net periodic benefit cost	$2,328	$2,777	$304	$506

	Pension Benefits		Other Benefits
	Nine months ended		Nine months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(in thousands)
Service cost	$7,224	$7,635	$309	$486
Interest cost	6,321	5,448	1,101	1,251
Expected return on plan assets	(6,627)	(5,328)	—	—
Amortization of prior service cost	57	57	(1,008)	(1,008)
Recognized actuarial loss	9	519	510	789

Net periodic benefit cost	$6,984	$8,331	$912	$1,518

NOTE 8: STOCK PLANS

As of September 30, 2008, the Company sponsors two stock incentive plans with 2,417,533 shares available for grant. Prior to January 1, 2006, the Company accounted for its stock incentive plan in accordance with APB 25, “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock Based Compensation”, and no stock-based employee compensation was reflected in net income with respect to options granted under the existing plans at that time. Effective January 1, 2006 the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method for those unvested options granted after the Company’s initial public offering. The prospective method will be applied to those unvested options issued prior to the Company’s initial public offering that have historically been accounted for under the minimum value method. Such options continue to be accounted for under the provisions of APB 25 and the effect on net income if the Company had applied the fair value recognition provisions of SFAS 123(R) to stock-based employee compensation was immaterial.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 9: OTHER COMPREHENSIVE INCOME

Comprehensive income consists of net earnings plus other comprehensive income which includes foreign currency translation adjustments and pension liability adjustments. Comprehensive income was approximately $15.8 million and $24.6 million for the three months ended September 30, 2008 and September 30, 2007, respectively. For the nine months ended September 30, 2008 and September 30, 2007, comprehensive income totaled $53.9 million and $63.9 million, respectively. The following presents the components of “Accumulated Other Comprehensive Income” for the period indicated, net of tax (in thousands).

Nine Months ended:	Beginning Balance	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Ending Balance
September 30, 2008
Pension funded status adjustment	$(1,285)	$—	$—	$—	$(1,285)
Foreign currency translation adjustment	30,258	(7,938)	—	(7,938)	22,320
Unrealized gain on derivative	—	(648)	256	(392)	(392)

Accumulated other comprehensive (loss) income, net of tax	$28,973	$(8,586)	$256	$(8,330)	$20,643

NOTE 10: COMMON STOCK AND EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the additional dilution for all shares and potential shares issued under the stock incentive plans.

	Three months ended		Nine months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(in thousands)
Weighted average shares of common stock outstanding-basic	46,292	48,569	47,014	48,250
Potentially dilutive shares resulting from stock plans	231	758	164	1,086

Weighted average common shares—diluted	46,523	49,327	47,178	49,336

Antidilutive options not included in the weighted average common shares— diluted	1,448	650	2,000	265

Common stock activity for the nine months ended September 30, 2008 and 2007, included the repurchase of approximately 2,612,986 shares for $34.3 million and 1,272,678 shares for $30.0 million, respectively. For the nine months ended September 30, 2008 and 2007, common stock activity also included the issuance of 656,288 shares for $1.7 million and 2,391,609 shares for $28.2 million, respectively, under the Company’s stock based compensation plans.

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

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On July 22, 2008, one-fifth of the restricted share awards granted in July 2007 vested based on the achievement of certain operating profit targets. 8,229 of these shares were forfeited by the holders of the restricted shares to cover applicable taxes paid on their behalf by the Company. These shares were transferred to treasury for approximately $0.1 million in taxes paid by the Company on behalf of the holders of the restricted shares. These amounts are included in the total repurchases and issuances noted above.

NOTE 11. FAIR VALUE MEASUREMENTS

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

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy. The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheet at September 30, 2008 (in thousands):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Interest rate swaps	$—	$(648)	$—	$(648)

Total	$—	$(648)	$—	$(648)

The interest rate swaps are included in other non-current liabilities within the consolidated balance sheet at September 30, 2008.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations provides a discussion of our financial performance and financial condition that should be read in conjunction with the accompanying unaudited condensed consolidated financial statements.

Overview

The third quarter of 2008 proved to be a very successful quarter despite growing global economic concerns. We were able to deliver double digit growth in sales, gross profit, operating profit, net income, diluted earnings per share and backlog. Diluted earnings per share grew 40.5% from $0.37 during the third quarter for 2007 to $0.52, during the third quarter of 2008. Net sales increased 11.6% from $254.0 million during the third quarter of 2007 to $283.5 million during the third quarter of 2008. Our Specialty and International products continue to generate our strongest growth. Incremental sales from Edelman Leather acquired during the fourth quarter of 2007 added to the increase in sales in our Specialty product category.

Gross margin for the third quarter 2008 increased to 36.8% from 34.7% a year ago. Better pricing, favorable product mix and our continuous improvement efforts contributed to the increase. We also benefited from favorable foreign exchange, which helped offset higher inflation. Increased volumes also allowed for better absorption of our fixed costs.

Operating expenses were $63.1 million, or 22.3% of sales, compared to $54.0 million, or 21.3% of sales, a year ago. The increase in operating expenses during the third quarter of 2008 was in large part due to the inclusion of operating expenses associated with Edelman Leather, which we acquired in the fourth quarter of 2007. Operating income for the third quarter of 2008 was $41.1 million, an increase of $6.8 million, or 19.8%, over the same period in 2007. Operating income as a percentage of sales was 14.5% for the third quarter of 2008, compared to 13.5% during the same period a year ago.

During the quarter, our interest rate cap agreement that we entered into in September of 2006 expired. There was no impact to earnings at expiration because the value of the agreement was previously written down to zero. Our current swap agreements which were entered into during the second quarter of 2008 are currently valued at a $648 thousand loss. These swaps are accounted for using hedge accounting under FAS 133.

For the quarter, we used cash from operations to pay down $21.0 million of debt, repurchase approximately one million shares of stock, fund capital expenditures of $3.2 million, and pay a quarterly dividend of $0.12 per share.

Overall 2008 has been a successful year as we have continued to do well despite growing economic concerns. Given the growth in our backlog, we are also expecting a solid fourth quarter. Although 2009 appears uncertain, we will continue to do the things that have made us successful to date. In 2009 and 2010, we will introduce some of the most important new products in our history and will continue to push our growth internationally.

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

Results of Operations

Comparison of the Three Months and Nine Months Ended September 30, 2008 and 2007

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(in thousands)
Consolidated Statement of Operations Data:
Net Sales	$283,517	$253,962	$843,861	$773,998
Gross Profit	104,198	88,249	295,608	266,166
Operating Income	41,089	34,282	108,089	102,697
Interest Expense	3,766	5,629	12,663	18,584
Other Income (Expense), net	2,137	(794)	1,878	(3,907)
Income Tax Expense	15,398	9,446	35,046	29,451

Net Income	$24,062	$18,413	$62,258	$50,755

Statistical and Other Data:
Sales Growth from Comparable Prior Period	11.6%	4.3%	9.0%	9.1%
Gross Profit Margin	36.8%	34.7%	35.0%	34.4%
Backlog	$203,077	$169,762	$203,077	$169,762

Sales

Our sales for the third quarter of 2008 were $283.5 million, an increase of $29.5 million, or 11.6%, from sales of $254.0 million for the same period in the prior year. Sales for the nine months ended September 30, 2008 were $843.9 million, an increase of $69.9 million, or 9.0%, over the first nine months of 2007. Our growth in sales for the three months and nine months ended September 30, 2008 was the result of increased sales volumes and previously implemented price increases. The addition of Edelman Leather which was acquired during the fourth quarter of 2007 also added to the increase in sales. Specialty and International businesses reflected the strongest growth for the three months ended September 30, 2008.

At September 30, 2008, sales backlog was $203.1 million, an increase of $33.3 million, from sales backlog of $169.8 million as of September 30, 2007.

Gross Profit and Operating Income

Gross profit for the third quarter of 2008 was $104.2 million, an increase of $16.0 million, or 18.1%, from gross profit of $88.2 million for third quarter of 2007. Gross profit for the nine months ended September 30, 2008 was $295.6 million, an increase of $29.4 million, or 11.1%, from gross profit of $266.2 million for the same period in the prior year. Operating income for the third quarter of 2008 was $41.1 million, an increase of $6.8 million, or 19.9%, from operating income of $34.3 million for the third quarter of 2007. Operating income for the nine months ended September 30, 2008 was $108.1 million, an increase of $5.4 million, or 5.3%, from operating income of $102.7 million for the same period in 2007. As a percentage of sales, gross profit increased to 36.8% for the third quarter of 2008 from 34.7% for the third quarter of 2007. For the nine months ended September 30, 2008, gross profit as a percentage of sales increased to 35.0% from 34.4% in 2007. Operating income as a percentage of sales increased to 14.5% in the third quarter of 2008 from 13.5% over the same period in 2007. For the nine months ended September 30, 2008, operating income as a percentage of sales decreased to 12.8% from 13.3% in 2007. Operating income for the nine months ended, September 30, 2008, includes a restructuring charge of $3.4 million.

The increase in gross profit is due to better pricing, favorable product mix, and our continuous improvement programs. We were also able to mitigate inflation through our global sourcing initiatives and favorable foreign exchange.

Operating expenses for the third quarter of 2008 were $63.1 million, or 22.3% of sales, compared to $54.0 million, or 21.3% of sales, for the third quarter 2007. Operating expenses for the nine months ended September 30, 2008 were $187.5 million, or 22.2% of sales, compared to $163.5 million, or 21.1% of sales, for the same period in 2007. During the third quarter and nine months ended September 30, 2008 the increase in operating expenses were primarily due to the addition of operating expenses associated with Edelman Leather, which we acquired in the fourth quarter of 2007 and some incremental spending on growth initiatives and compensation.

Interest Expense

Interest expense for the three months and nine months ended September 30, 2008 was $3.8 million and $12.7 million respectively, a decrease of $1.9 million and $5.9 million, respectively, from the same periods in 2007. The decrease in interest for the three months and nine months ended September 30, 2008 is due to lower average interest rates.

Other Income (Expense), net

Other income was $2.1 million in the third quarter of 2008 which compares to other expense of $0.8 million in the third quarter of 2007, both consisted of foreign exchange gains and losses on currency. For the nine months ended September 30, 2008 other income was $1.9 million which consisted primarily of foreign exchange gains on currency. For the nine months ended September 30, 2007, other expense was $3.9 million and consisted primarily of foreign exchange losses on currency. It also included $1.2 million of deferred financing fees associated with the refinancing of our credit facility in June 2007 which were written off during the second quarter of 2007.

Income Tax Expense

The mix of pretax income and the varying effective tax rates in the countries in which we operate directly affects our consolidated effective tax rate. The effective tax rate was 39.0% for the third quarter of 2008, as compared to 33.9% for the same period in 2007. The increase in the effective tax rate is largely due to the mix of pretax income in the countries in which we operate. During the third quarter 2007, we also benefited from adjustments to our contingent tax reserve. The effective tax rate for the nine months ended September 30, 2008 was 36.0% and 36.7% for the same period in 2007.

Liquidity and Capital Resources

The following table highlights certain key cash flows and capital information pertinent to the discussion that follows:

	Nine Months Ended
	September 30, 2008	September 30, 2007
	(in thousands)
Cash provided by operating activities	$97,537	$64,469
Capital expenditures	9,803	10,837
Net cash used in investing activities	9,803	10,705
Purchase of common stock	34,282	30,043
Net repayment of debt	(26,129)	(41,806)
Payment of dividend	16,952	15,960
Net proceeds from issuance of stock	1,697	28,204
Net cash used for financing activities	75,471	53,262

Historically, we have carried significant amounts of debt, and cash generated by operating activities has been used to fund working capital, capital expenditures, repurchase shares and scheduled payments of principal and interest under our credit facility. Our capital expenditures are typically for new product tooling and manufacturing equipment. These capital expenditures support new products and continuous improvements in our manufacturing processes.

We use our revolving credit facility in the ordinary course of business to fund our working capital needs, and at times make significant borrowings and repayments under the revolving facility depending on our cash needs and availability at such time.

Year to date, net cash provided by operations was $97.5 million of which $83.7 million was provided from net income plus non-cash amortizations, plus $13.8 million of favorable changes primarily in working capital in deferred income taxes and other current liabilities.

For the nine month period ended September 30, 2008, we used available cash, including the $97.5 million of net cash from operating activities, and $1.7 million of proceeds from the issuance of common stock, to fund $9.8 million in capital expenditures, repurchase $34.3 million of common stock for treasury, fund dividend payments to shareholders totaling $17.0 million, pay down debt of $26.1 million, and fund working capital.

For the nine month period ended September 30, 2007, we used available cash, including the $64.5 million of net cash from operating activities and $28.2 million of proceeds from the issuance of common stock, to fund $10.8 million in capital expenditures, repurchase $30.0 million of common stock for treasury, fund dividend payments to shareholders totaling $16.0 million, and fund working capital.

Cash used in investing activities was $9.8 million for the nine month period ended September 30, 2008 and $10.7 million for the same period in 2007. Fluctuations in cash used in investing activities are primarily attributable to the levels of capital expenditures.

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

Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, principally in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Statements and financial discussion and analysis contained in this Form 10-Q that are not historical facts are forward-looking statements. These statements discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to us, based on our current beliefs as well as assumptions made by us and information currently available to us. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “possible,” “potential,” “predict,” “project,” or other similar words, phrases or expressions. Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation: the risks described in Item 1A and in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007; changes in the financial stability of our clients or the overall economic environment, resulting in decreased corporate spending and service sector employment; changes in relationships with clients; the mix of products sold and of clients purchasing our products; the success of new technology initiatives; changes in business strategies and decisions; competition from our competitors; our ability to recruit and retain an experienced management team; changes in raw material prices and availability; restrictions on government spending resulting in fewer sales to one of our largest customers; our debt restrictions on spending; our ability to protect our patents, copyrights and trademarks; our reliance on furniture dealers to produce sales; lawsuits arising from patents, copyrights and trademark infringements; violations of environment laws and regulations; potential labor disruptions; adequacy of our insurance policies; the availability of future capital; the overall strength and stability of our dealers and customers; access to necessary capital; and currency rate fluctuations. The factors identified above are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement. Unpredictable or unknown factors could also have material adverse effects on us. All forward-looking statements included in this Form 10-Q are expressly qualified in their entirety by the foregoing cautionary statements. Except as required under the Federal securities laws and rules regulations of the SEC, we undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We provided a discussion of our market risk in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2007. During the first nine months of 2008, there was no substantive change in our market risk except for the items noted below. This discussion should be read in conjunction with Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2007.

During the normal course of business, we are routinely subjected to market risk associated with interest rate movements and foreign currency exchange rate movements. Interest rate risk arises from our debt obligations and related interest rate hedge agreements. Foreign currency exchange rate risk arises from our non-U.S. operations and purchases of inventory from foreign suppliers.

We also have risk in our exposure to certain material and transportation costs. Steel, leather, wood products, and plastics are all used in the manufacture of our products. The price for these commodities, particularly steel and plastics, has increased significantly in recent history. We continue to work to attempt to offset these price changes in raw materials and transportation costs through our global sourcing initiatives, cost improvements and product price increases.

Interest Rate Risk

We have variable rate debt obligations that are denominated in U.S. dollars. A change in interest rates impacts the interest incurred and cash paid on our variable-rate debt obligations. The weighted average rate as of September 30, 2008 was 4.0%. The weighted average rate as of September 30, 2007 was 6.9%.

We use interest rate hedge agreements for other than trading purposes in order to manage our exposure to fluctuations in interest rates on our variable-rate debt. In May of 2008, we entered into four interest rate swap agreements in order to manage our interest rate risk. Each agreement hedges a notional amount of $150.0 million of our $500.0 million revolving credit facility. Two of the agreements are effective from June 9, 2009 through June 9, 2010 and the other two are effective June 9, 2010 through June 9, 2011. Fluctuations in LIBOR affect both our net financial instrument position and the amount of cash to be paid or received by us, if any, under these agreements. See Note 5 of the condensed consolidated financial statements for further information regarding the interest rate swap agreements.

Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist of interest rate swap agreements and trade accounts receivable. The Company is exposed to credit losses in the event of nonperformance by counter parties to its financial instruments. The Company places its interest rate swap agreements with various high-quality financial institutions throughout the world, and exposure is limited at any one institution. Although the Company does not obtain collateral or other security to support these financial instruments, it does periodically evaluate the credit standing of the counter party financial institutions. In addition, concentration of credit risk arising from trade accounts receivable are limited due to the diversity of the Company’s customers. The Company performs ongoing credit evaluations of its customers’ financial conditions and obtains collateral or other security when appropriate.

Pension Benefits

Recent deterioration in the securities market has impacted the value of the assets included in the Company’s defined benefit pension plan (the Plan), the effect of which has not been reflected in the accompanying consolidated condensed financial statements as of and for the nine months ended September 30, 2008 based on the provisions of SFAS No. 158 that require plan assets and obligations to be re-measured at December 31, 2008. Should values not recover before December 31, 2008, the decline in fair value of the Plan would result in increased total pension costs for 2009 as compared to total pension costs expected during 2008. Further, the decline in fair value may result in additional cash contribution during 2009 in accordance with the U.S. Pension Protection Act of 2006.

Foreign Currency Exchange Rate Risk

We manufacture our products in the United States, Canada and Italy, and sell our products primarily in those markets as well as in other European countries. Our foreign sales and certain expenses are transacted in foreign currencies. Our production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. Additionally, as we report currency in the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the Canadian dollar and the Euro. Approximately 14.1% of our revenues for the nine months ended September 30, 2008 and 12.1% in the same period for 2007, and 38.8% of our cost of goods sold for the nine months ended September 30, 2008 and 39.1% in the same period for 2007, were denominated in currencies other than the U.S. dollar. Foreign currency exchange rate fluctuations resulted in a $2.0 million translation gain for the third quarter of 2008 and a $1.0 million translation loss for the same period of 2007. For the nine months ended September 30, 2008 and 2007, foreign exchange rate fluctuations included in other income resulted in a $1.6 million translation gain and a $3.3 million translation loss, respectively.

From time to time, we enter into foreign currency forward exchange contracts and foreign currency option contracts for other than trading purposes in order to manage our exposure to foreign exchange rates associated with short-term operating receivables of a Canadian subsidiary that are payable by our U.S. operations. The terms of these contracts are generally less than a year. Changes in the fair value of such contracts are reported in earnings in the period the value of the contract changes. As of September 30, 2008, the Company had no outstanding foreign currency contracts. On October 3, 2008 the Company entered into a short-term forward contract with a valuation date of October 31, 2008 and a settlement date of November 3, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report (September 30, 2008) (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, our principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. Our principal executive officer and principal financial officer also conducted an evaluation of our internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended September 30, 2008 that have materially affected, or which are reasonably likely to materially affect, Internal Control. Based on that evaluation, there has been no such change during the quarter ended September 30, 2008.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

During the first three quarters of 2008, there have been no new material legal proceedings or changes in the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 1A.	RISK FACTORS

During the first three quarters of 2008, there were no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities

The following is a summary of share repurchase activity during the three months ended September 30, 2008.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of publicly Announced Plans or Programs		Maximum Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1)
July 1, 2008 – July 31, 2008	273,035	12.66	273,035	(2)	47,312,314
August 1, 2008 – August 31, 2008	—	—	—		47,312,314
September 1, 2008 – September 30, 2008	732,518	14.94	732,518	(2)	36,360,886

Total	1,005,553		1,005,553

(1)	There is no limit on the number or value of shares that may be purchased by us under the Options Proceeds Program. Under our $50.0 million stock repurchase program, which was expanded by an additional $50.0 million in February of 2008, we are only authorized to spend an aggregate of $100.0 million on stock repurchases. Amounts in this column represent the amounts that remain available under the $100.0 million stock repurchase program as of the end of the period indicated. There is no scheduled expiration date for the Option Proceeds Program or the $100.0 million stock repurchase program, but our board of directors may terminate either program in the future.
(2)	These shares were purchased under our $50.0 million stock repurchase program, which was expanded by $50.0 million in February 2008.

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Bylaws of Knoll, Inc., effective September 20, 2008 (incorporated by reference to Knoll, Inc.’s Current Report on Form 8-K, which was filed with the Commission on September 25, 2008).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOLL, INC.
(Registrant)

Date: November 10, 2008

By:	/s/ Andrew B. Cogan
Andrew B. Cogan
Chief Executive Officer

Date: November 10, 2008

By:	/s/ Barry L. McCabe
Barry L. McCabe
Chief Financial Officer