Form 10-K
period 2008-12-31
KNOLL INC
filed 2009-03-02
CIK 1011570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large accelerated filer  ☐,    Accelerated filer  ☒,    Non-accelerated filer  ☐,    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes   ☐    No  ☒

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $483,902,000 based on the closing sale price as reported on the New York Stock Exchange.

As of February 27, 2009 there were 47,080,270 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this report on Form 10-K to the extent stated therein.

PART I

ITEM 1.	BUSINESS

General

We are a leading designer and manufacturer of workplace furnishings, textiles and fine leathers. Our commitment to innovation and modern design has yielded a comprehensive portfolio of products designed to provide enduring value and help clients shape their workplaces with imagination and vision. Our products are recognized for high quality and a sophisticated image and are targeted at the middle to upper end of the market. We sell our products primarily in North America through a direct sales force of approximately 250 professionals and a broad network of approximately 220 independent dealers. Our distinctive operating approach has driven industry leading operating income margins among our primary publicly-held competitors.

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

Products

We offer a comprehensive and expanding portfolio of high quality office furniture, textiles and leather across five product categories: (i) office systems, which are typically modular and moveable workspaces with functionally integrated panels, work surfaces, desk components, pedestal and other storage units, power and data systems and lighting; (ii) specialty products, including high image side chairs, sofas, desks and tables for the office and home, textiles, accessories and leathers and related products; (iii) seating; (iv) files and storage; and (v) desks, casegoods and tables. Historically, we have derived most of our revenues from office systems and from specialty products, including our KnollStudio® collection of signature design classics furnishings, KnollTextiles® fabrics, Spinneybeck® leathers, Edelman Leather®, and KnollExtra® accessories. However, in recent years, we have significantly expanded our product offerings in seating, files and storage, casegoods and tables. Our products and knowledgeable sales force have generated strong brand recognition and loyalty among architects, designers and corporate facility managers, all of whom are key decision makers in the office furniture purchasing process. Our clients are typically Fortune 1000 companies, governmental agencies and other medium to large sized organizations in a variety of industries. We have an over $8 billion installed base of office systems, which provides a strong platform for recurring and add-on sales of products across all our categories.

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

Systems furniture consists principally of functionally integrated panels, work surfaces, desk components, pedestal and other storage units, power and data systems and lighting. These components are combined to create flexible, space-efficient work environments that can be moved, re-configured and re-used. Clients, often working with architects and designers, have the opportunity to select from a wide selection of laminates, paints, veneers and textiles to design workspaces appropriate to their organization’s personality. Our systems furniture product development strategy aims to insure that product line enhancements can be added to clients’ existing installations, maximizing the value of the clients’ investments in Knoll systems products over the long-term.

Office systems furniture accounted for approximately 48.6% of our sales in 2008, 53.2% of our sales in 2007 and 56.5% of our sales in 2006.

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

Equity®

The distinguishing feature of our Equity product is its unique centerline modularity, which maximizes the efficient use of space for high-density workplaces with a minimal inventory of parts. Equity incorporates power and data capabilities, including desktop features, and integrates with Currents, which is described above, to provide advanced wire management capabilities. Equity components also create modular freestanding desks, and Equity 120-degree planning enables clients to create sleek, hexagonal configurations that are well suited for call and data centers. For both 90- and 120-degree Equity planning, a variety of components, including add-on screens, bi-fold doors and side-door components, accommodate clients’ needs for privacy and storage. Equity continues to be an industry leader in terms of sustainable design.

Dividends Horizon®

Dividends Horizon®, introduced in 2007, extends the Dividends portfolio of workplace solutions introduced in 1998 with new planning opportunities for the individual workstation, focusing on new materials and furniture that evolve the office landscape with a layered approach to furniture design. Focusing on exceptionally light and transparent materials and practical, personalized storage solutions, Dividends Horizon creates rich spatial environments for the contemporary workspace. Dividends Horizon received a silver 2007 Best of NeoCon® award.

The system’s enduring success is based on a straightforward, versatile frame-and-tile construction, featuring a universal panel frame. Removable panel inserts, which can be ordered in fabric, steel, glass or as marker boards, meet a range of clients’ design and budgetary needs. The Dividends Horizon panel frame enables clients to utilize either monolithic, tiled or beltway panel type for applications throughout the workplace, and power and data access may be located virtually anywhere on the panel. The panel, in combination with the universal post, makes the Dividends Horizon system easy to re-configure, and workstations do not have to be disassembled to make changes to the panel. Dividends Horizon accommodates off-module planning, encouraging workstation design flexibility as well as the placement of freestanding Dividends desk components.

Seating

We continuously research and assess the general landscape of the office seating market, and tailor work chair product development initiatives to enhance our competitive position for ergonomics, aesthetics, comfort and value. We believe that the result of these efforts is an increasingly innovative, versatile seating collection consistent with the Knoll brand.

Key client criteria in work chair selection include superior ergonomics, aesthetics, comfort, quality and affordability, all of which is consistent with our strengths and reputation. We believe that we offer an excellent and fully competitive line-up of chairs at a range of price points and performance levels and constructed from varying materials, including mesh, plastic and upholstery.

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

Seating accounted for approximately 9.8% of our sales in 2008, 11.2% of our sales in 2007 and 10.7% of our sales in 2006.

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

Chadwick™. Chadwick, introduced in 2005, is an innovative hybrid seating design that accommodates the changing needs of today's workplace and home office.

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

Files and storage accounted for approximately 7.7% of our sales in 2008 and 2007, and 8.3% of our sales in 2006.

Desks, Casegoods, and Tables

We offer collections of adjustable tables as well as meeting, conference, training, dining, and café tables for large scale projects and stand-alone desks and table desks. These items are also sold as stand-alone products through Knoll dealers to businesses with smaller requirements.

Our Interaction™ and Upstart™ product lines include adjustable, work, meeting, conference and training tables. These product lines range from independent tables to tables suitable for workstations that support individual preferences for computer and writing heights to plannable desks that can be linked together to build and reshape larger work areas. Additionally, Interaction tables are designed to be compatible with Dividend Horizons, Equity, Morrison and Reff office systems.

Our principal desk product lines, detailed to meet the needs of the contemporary office, offer traditional wood casegoods construction synonymous with the Knoll standard of quality. These desk product lines include Magnusson® and The Graham Collection® (introduced in 2007) and are designed especially to serve the day-to-day wood casegoods requirements of Knoll dealers.

Desks, Casegoods, and Tables accounted for approximately 1.4% of our sales in 2008, 0.4% of our sales in 2007 and 0.5% of our sales in 2006.

Specialty Products

Our KnollStudio®, KnollTextiles®, KnollExtra®, Spinneybeck® , and Edelman Leather® businesses serve as a marketing and distribution umbrella for our portfolio of specialty product lines. These businesses, which represented 22.7% of our revenue in 2008, are our highest margin product lines and enhance our design and quality reputation.

KnollStudio is a renowned source for classic modern furniture and spirited new designs of unparalleled quality for the workplace, home, hotels, restaurants and government and educational institutions. The KnollStudio portfolio includes a range of lounge seating; side, café and dining chairs; barstools; and conference, dining and occasional tables. KnollStudio has a long history of working with celebrated architects and designers from around the world, including Ludwig Mies van der Rohe, Marcel Breuer, Eero Saarinen, Isamu Noguchi, Warren Platner, Frank Gehry, Maya Lin, Jens Risom, Kazuhide Takahama, and Ross Lovegrove. In addition, KnollStudio manufactures a collection of original furniture designs by Florence Knoll. In 2006, KnollStudio collaborated with renowned New York-based architectural firm Shelton, Mindel & Associates to produce a range of elegant lounge seating, an innovative wood side chair and a series of low tables. In 2008, KnollStudio collaborated with Milanese architect Cini Boeri on an eponymous collection of lounge furnishings and with New York interior designer Joseph Paul D’Urso on a lounge collection. Both designers were renewing relationships with Knoll that had begun with signature collections decades ago.

In 2004, KnollStudio established Knoll Space as a formalized sales program for the retail market, making it easier for consumers to bring the best of Knoll furnishings into their home and home office. The program consists of independent specialty retailers and e-tailers nationwide that sell our iconic modern classics and selected contemporary designs as well as selected products with crossover home office appeal. Through this program we sell our KnollStudio and selected other products through approximately 50 retailers, with an aggregate of over 120 locations.

KnollTextiles®, established in 1947 to create high-quality textiles for Knoll furniture, offers upholstery, panel fabrics, wallcoverings and drapery that harmonize color, pattern and texture. KnollTextiles® offers products for corporate, hospitality, healthcare and residential interiors. KnollTextiles® products are used in the manufacture of Knoll furniture and are sold to clients for use in other manufacturers’ products. In 2008, KnollTextiles® introduced Knoll Luxe®, a new brand of fashion forward textiles created by KnollTextiles® creative director Dorothy Cosonas. In 2008, along with the ongoing contributions of guest designer Suzanne Tick, the division launched a Knoll Luxe® collection by the celebrated fashion designers Proenza Schouler. For each of the past five years, KnollTextiles® has received prestigious Best of NeoCon awards. During 2008, KnollTextiles® received three Best of NeoCon® gold awards: Cosonas’s debut collection of Knoll Luxe® in the upholstery category, Suzanne Tick’s Amplify and Bandwidth for panel fabric; and Escala, also by Tick, for drapery. In 2007, KnollTextiles® received two Best of NeoCon® awards, one for Mira and Cyclone which are part of the KnollTextiles® Archival Collection, and one for Tick’s new wallcovering, the Lusterware Collection. In 2006, Knoll Textiles® received two Best of NeoCon® awards, one for Cosonas’s Spring 2006 Collection in the upholstery category, and one for Tick’s Hard Rock and Palladium in the panel fabric category.

KnollExtra offers accessories that complement Knoll office furniture products, including technology support accessories, desktop organizational tools, lighting and storage. KnollExtra integrates technology comfortably into the workplace, meeting the increased demand for flat panel monitor supports, central processing unit holders as cable management, which deliver adjustability and space savings. In 2005, KnollExtra received the silver Best of NeoCon® award for the Copeland Light™.

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

Specialty products accounted for approximately 22.7% of our sales in 2008, 19.0% of our sales in 2007 and 16.2% of our sales in 2006.

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

In Europe, the core product categories include: (i) desk systems, including the Wa™ desking system the KnollScope, and the PL1 system; (ii) KnollStudio; (iii) seating, including a comprehensive range of chairs; and (iv) storage units, which are designed to complement Knoll desk products.

Knoll Europe accounted for approximately 9.9% of our sales in 2008, 8.5% in 2007 and 7.8% in 2006.

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

Product initiatives rely upon a New Product Commercialization Process to ensure quality and repeatability of the development process. This helps to reduce product development cycle time and improves the quality of output. We use Pro/ENGINEER® design tools and rapid prototyping technology to reduce product design and development lead times and to improve responsiveness to special requests for customized solutions. Working very closely with the designers during the early phase of development helps to ensure the most viable products that balance innovative, modern design with practical, functional style. Cross-functional teams are formed for all major development efforts with dedicated leaders to facilitate a seamless flow into manufacture and accountability on cost and schedule. Increasingly, major emphasis on total environmental impact is factored in to material selection and manufacturing process decisions.

Research and development expenses, which are expensed as incurred, were $16.3 million for 2008, $15.9 million for 2007, and $12.7 million for 2006.

Sales and Distribution

We generate sales with our direct sales force and a network of independent dealers, who jointly market and sell our products. We generally rely on these dealers to also provide a variety of important specification, installation and after-market services to our clients. Our dealers generally operate under one-year, non-exclusive agreements.

Our clients are typically Fortune 1000 companies, governmental agencies and other medium to large sized organizations in a variety of industries including education, healthcare and hospitality. Our direct sales force and independent dealers in North America work in close partnership with clients and design professionals to specify distinctive work environments. Our direct sales representatives, in conjunction with the independent dealers, sell to and call directly on key clients. Our independent dealers also call on many other medium and small sized clients to provide seamless sales support and client service. We have over $8 billion installed base of office systems, which provides a strong platform for recurring and add-on sales.

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

We have aligned our sales force to target strategic areas of opportunity. For example, our healthcare division was created to target healthcare related businesses. We have also placed sales representatives and technical specialists into certain dealerships to support programs such as Knoll Essentials.

In addition to coordinating sales efforts with the sales representatives, the dealers generally handle project management, installation and maintenance for client accounts after the initial product selection and sale. Although many of these dealerships also carry products of other manufacturers, they have agreed not to act as dealers for our principal direct competitors. We have not experienced significant dealer turnover. Our dealers’ substantial commitment to understanding our product lines, and their strong relationships with us, serve to discourage dealers from changing vendor affiliations. We are not significantly dependent on any one dealer, the largest of which accounted for less than 6.5%, 6.8% and 8.2% of our North American sales in 2008, 2007 and 2006, respectively.

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

No single client represented more than 5.6% of our North American sales during 2008. However, a number of U.S. government agencies purchase products through multiple contracts with the General Services Administration, or GSA. Sales to U.S. government entities under the GSA contracts aggregated approximately 8.8% of our consolidated sales in 2008, with no single U.S. government order accounting for more than 1% of consolidated sales. The U.S. government typically can terminate or modify any of its contracts with us either for its convenience or if we default by failing to perform under the terms of the applicable contract.

In Europe, we sell products in largely the same manner as in North America-through a direct sales force and a network of dealers-with the majority of sales coming from the United Kingdom, France and Italy, as well as export markets in the Middle East. We also sell products designed and manufactured in North America to the international operations of core clients.

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

In 2006, our East Greenville location received a “Star” rating under the Occupational Safety and Health Administration’s (OSHA) Voluntary Protection Program (VPP). A Star rating is the highest a company can obtain in OSHA’s premier partnership program and to achieve this rating our East Greenville site had to demonstrate a comprehensive safety and health process with strong management leadership, include all employees as active participants and ensure an injury rate substantially below the average for the industry. The Star rating allows us to join an elite and exclusive group of less than 1,500 companies nationwide that have demonstrated the dedication and commitment to safety.

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

Raw Materials and Suppliers

The purchasing function in North America is centralized at the East Greenville facility. This centralization, and the close relationships with our primary suppliers, has enhanced our ability to realize purchasing economies of scale and implement “just-in-time” inventory practices. Steel, lumber, paper, paint, plastics, laminates, particleboard, veneers, glass, fabrics, leathers and upholstery filling material are used in our manufacturing process. Both domestic and overseas suppliers of these materials are selected based upon a variety of factors, with the price and quality of the materials and the supplier’s ability to meet delivery requirements being primary factors in such selection. We do not generally enter into any long-term supply contracts and, as a result, we can be vulnerable to fluctuations in the prices for these materials. No supplier is the only available source for a particular component or raw material. However, because of the specialization involved with some of our components, it can take a significant amount of time, money and effort to move to an alternate source.

Competition

The office furniture market is highly competitive. Office furniture companies compete on the basis of (i) product design, including performance, ergonomic and aesthetic features, (ii) product quality and durability, (iii) relationships with clients, architects and designers, (iv) strength of dealer and distributor network, (v) on-time delivery and service performance, (vi) commitment to environmental standards by offering products that help clients achieve LEED® certified facilities and minimize environment impact, and (vii) price. We estimate that we had an approximate 8.9% market share in the U.S. office furniture market in 2008.

Some of our competitors, especially those in North America, are larger and have significantly greater financial, marketing, manufacturing and technical resources than we have. Our most significant competitors in primary markets are Herman Miller, Inc., Steelcase, Inc., Haworth, Inc. and, to a lesser extent, Allsteel, Inc., an operating unit of HNI Corporation, and Teknion Corporation. These competitors have a substantial volume of furniture installed at businesses throughout North America, providing a continual source of demand for further products and enhancements. Moreover, the products of these competitors have strong acceptance in the marketplace. Although we believe that we have been able to compete successfully in the markets to date, there can be no assurance that we will be able to continue to do so in the future.

Patents and Trademarks

We consider securing and protecting our intellectual property rights to be important to the business. We own approximately 72 active U.S. utility patents on various components used in our products and systems and approximately 59 active U.S. design patents. We also own approximately 169 patents in various foreign countries. The scope and duration of our patent protection varies throughout the world by jurisdiction and by individual product. In particular, patents for individual products extend for varying periods of time according to the date a patent application is filed, the date a patent is granted and the term of patent protection available in the jurisdiction granting the patent (generally twenty years from the date of filing in the U.S, for example). We believe that the duration of the applicable patents we are granted is adequate relative to the expected lives of our products. We own approximately 58 trademark registrations in the U.S., including registrations to the following trademarks, as well as related stylized depictions of the Knoll word mark: Knoll®, KnollStudio®, KnollExtra®, Good Design Is Good Business®, A3®, Autostrada®, Bulldog®, Calibre®, Currents®, Dividends®, Equity®, Parachute®, Propeller®, Reff®, RPM®, Spinneybeck® Upstart®, Visor®. We also own approximately 155 trademarks registered in foreign countries including the LIFE® trademark which was purchased in December 2006. The scope and duration of our trademark protection varies throughout the world, with some countries protecting trademarks only as long as the mark is used, and others requiring registration of the mark and the payment of registration (generally ten years from the date of filing in the U.S., for example). In order to protect the indefinite duration, we make filings to continue registration of our trademarks.

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

Backlog

Our sales backlog was $201.7 million at December 31, 2008, $190.7 million at December 31, 2007 and $167.7 million at December 31, 2006. We manufacture substantially all of our products to order and expect to fill substantially all outstanding unfilled orders within the next twelve months. As such, backlog is not a significant factor used to predict our long-term business prospects.

Foreign and Domestic Operations

Our principal manufacturing operations and markets are in North America, and we also have manufacturing operations and markets in Europe. Our sales to clients and net property, plant and equipment are summarized by geographic areas below. Sales to clients are attributed to the geographic areas based on the point of sale.

	United States	Canada	Europe	Consolidated
	(in thousands)
2008
Sales to clients	$964,875	$40,229	$115,043	$1,120,147
Property, plant and equipment, net	85,680	31,225	15,263	132,168

2007
Sales to clients	$926,018	$36,739	$93,057	$1,055,814
Property, plant and equipment, net	85,824	41,394	16,425	143,643

2006
Sales to clients	$870,713	$33,216	$78,223	$982,152
Property, plant and equipment, net	88,105	35,513	14,111	137,729

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

Employees

As of December 31, 2008, we employed a total of 3,838 people, consisting of 2,675 hourly and 1,163 salaried employees. The Grand Rapids, Michigan plant is the only unionized plant within the U.S. and has an agreement with the Carpenters Union, Local 1615, of the United Brotherhood of Carpenters and Joiners of

America, Affiliate of the Carpenters Industrial Council (the Union), covering approximately 395 hourly employees. The Collective Bargaining Agreement expires August 27, 2011. From time to time, there have been unsuccessful efforts to unionize at our other North American locations. We believe that relations with our employees throughout North America are good. Nonetheless, it is possible that our employees may continue attempts to unionize. Certain workers in the facilities in Italy are also represented by unions. We have experienced brief work stoppages from time to time at our plants in Italy, none of which have exceeded eight hours. Work stoppages are relatively common occurrences at many Italian manufacturing plants and are usually related to national or local issues. We had five such work stoppages in 2008, with duration of 17 hours in total. None of these work stoppages were unique to us, and these work stoppages have not materially affected our performance.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are made available free of charge through the “Investors Relations” section of our website at www.knoll.com, as soon as practicable after such material is electronically filed with or furnished to the U.S. Securities and Exchange Commission.

ITEM 1A.	RISK FACTORS

RISK FACTORS

Risks Related to our Business

Our product sales are tied to corporate spending and service-sector employment, which are outside of our control. Our sales and/or growth in sales would be adversely affected by a recessionary economy characterized by decreased corporate spending and service-sector employment.

Our sales are significantly impacted by the level of corporate spending primarily in North America, which, in turn, is a function of the general economic environment. In a recessionary economy, business confidence, service-sector employment, corporate cash flows and non-residential commercial construction decrease, which typically leads to a decrease in demand for office furniture. In addition, a recessionary economy may also result in saturation of the market by “just new” used office systems, leading to a decrease in demand. Sales of office systems, which have historically accounted for more than half of our revenues, represent longer term and higher cost investments for our clients. As a result, sales of office systems are more severely impacted by decreases in corporate spending than sales of seating, files and storage and casegoods, and demand for office systems typically takes longer to respond to an economic recovery.

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

Continued volatility and disruption to the global capital and credit markets may adversely affect our results of operations and financial condition, as well as the financial soundness of our customers and suppliers.

Recently, the global capital and credit markets have been experiencing a period of unprecedented turmoil and upheaval, characterized by the bankruptcy, failure, collapse or sale of various financial institutions. These conditions have and will likely continue to adversely affect the demand for our products and services. In addition, interest rate fluctuation, financial market volatility or credit market disruptions may negatively affect our customers’ and our suppliers’ ability to obtain credit to finance their businesses on acceptable terms. As a result, our customers’ needs and ability to purchase our products or services may decrease, and our suppliers may increase their prices, reduce their output or change their terms of sale. If our customers’ or suppliers’ operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, our customers may not be able to pay, or may delay payment of, accounts receivable owed to us, and our suppliers may restrict credit or impose different payment terms on us. Any inability of customers to pay us for our products and services, or any demands by suppliers for different payment terms, may adversely affect our earnings and cash flow.

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

While we currently maintain key person life insurance policy with respect to Mr. Cogan this insurance may not be sufficient to compensate us for any harm to our business resulting from loss of his services. The inability to attract and retain other talented personnel could also affect our ability to successfully implement our business strategy.

We are dependent on the pricing and availability of raw materials and components, and price increases and unavailability of raw materials and components could lower sales, increase our cost of goods sold and reduce our profits and margins.

We require substantial amounts of raw materials, which we purchase from outside sources. Steel, plastics and wood related materials are the main raw materials used in the manufacturing of our products. The prices and availability of raw materials are subject to change or curtailment due to, among other things, the supply of, and demand for, such raw materials, changes in laws or regulations, including duties and tariffs, suppliers’ allocations to other purchasers, interruptions in production by raw materials or component parts suppliers, changes in currency exchange rates and worldwide price levels. We can be significantly impacted by price increases in these raw materials.

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

The profitability of our operations is sensitive to the cost of energy through our transportation costs, the cost of petroleum-based materials, like plastics, and the cost of operating our manufacturing facilities. Energy costs have been volitile in recent years due to changes in global supply and demand. Although we have been successful in countering recent energy price increases, primarily through our global sourcing initiatives and continuous improvement programs, we may not be able to continue to offset such costs at current price levels, or if these prices continue to increase. If the price of petroleum-based products, the cost of operating our manufacturing facilities or our transportation costs continue to increase, it could have a negative impact on our gross margins and profitability.

We rely upon independent furniture dealers, and a loss of a significant number of dealers could affect our business, financial condition and results of operations.

We rely on a network of independent dealers for the joint marketing of our products to small and mid-sized accounts, and to assist us in the marketing of our products to large accounts. We also rely upon these dealers to provide a variety of important specification, installation and after-market services to our clients. Our dealers operate, generally, under one-year, non-exclusive agreements. There is nothing to prevent our dealers from terminating their relationships with us. In addition, individual dealers may not continue to be viable and profitable and may suffer from the lack of available credit. If dealers go out of business or are restructured, we may suffer losses because they may not be able to pay us for furniture previously delivered to them. The loss of a dealer relationship could also negatively affect our ability to maintain market share in the affected geographic market and to compete for and service clients in that market until a new dealer relationship is established. Establishing a viable dealer in a market can take a significant amount of time and resources. The loss or termination of a significant number of dealer relationships could cause significant difficulties for us in marketing and distributing our products, resulting in a decline in our sales.

One of our largest clients currently is the U.S. government, a relationship, which is subject to uncertain future funding levels and federal procurement laws and requires restrictive contract terms; any of these factors could curtail current or future business.

For the year ended December 31, 2008, we derived approximately 8.8% of our revenue from sales to various agencies and departments within the U.S. government. Our ability to compete successfully for and retain business with the U.S. government is highly dependent on cost-effective performance. Until recently, federal procurement laws required government agencies to purchase furniture products from Federal Prison Industries, Incorporated. If these or similar laws would be re-instituted, it would make it more difficult for us to sell our furniture to agencies and departments of the U.S. government. Our government business is also sensitive to changes in national and international priorities and U.S. government budgets.

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

As of December 31, 2008, we had total consolidated outstanding debt of approximately $337.4 million, which consisted of $337.0 million under our revolving credit facility and $0.4 million under local credit facilities maintained by our foreign subsidiaries. We also had $3.7 million outstanding commitments under letters of credit.

Our existing revolving credit facility permits us to borrow up to $500.0 million. However, we are permitted to expand our revolving credit facility by an additional $200.0 million, subject to certain limitations and satisfaction of certain conditions, including compliance with certain financial covenants.

As of December 31, 2008, the total remaining credit available to us under our credit facility and those of our foreign subsidiaries was $167.7 million. If we were to borrow the maximum available to us under our credit facility and those of our foreign subsidiaries, we would have total consolidated outstanding debt of approximately $508.7 million. The high level of our indebtedness could have important consequences to holders of our common stock, given that:

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

In the future, any foreign currency appreciation relative to the U.S. dollar would increase our expenses that are denominated in that currency. Additionally, as we report currency in the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the Canadian dollar and the Euro. Approximately 13.9% of our revenues in 2008 and 37.7% of our cost of goods sold in 2008 were denominated in currencies other than the U.S. dollar. From time to time we review our foreign currency exposure and evaluate whether we should enter into hedging transactions.

Pension costs or funding requirements could increase at a higher than anticipated rate.

We administer two defined benefit pension plans, which hold significant amounts of equity securities. Changes in interest rates or in the market value of plan assets could affect the funded status of our pension plans. This could cause volatility in our benefits costs which could increase future funding requirements of our pension plans and have a negative impact on our results of operations, financial condition and cash flows.

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

There has been significant volatility in the market price and trading volume of equity securities, which may be unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations may negatively affect the market price of our common stock. You may not be able to resell your shares at or above the price at which you purchased them due to fluctuations in the market price of our common stock caused by changes in our operating performance or prospects and other factors. Some specific factors that may have a significant effect on our common stock market price include:

•	actual or anticipated fluctuations in our operating results or future prospects, including actual or perceived fluctuations in the demand for our products;

•	our announcements or our competitors’ announcements of new products;

•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	changes in our growth rates or our competitors’ growth rates;

•	our inability to raise additional capital;

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

We operate over 3,013,000 square feet of facilities, including manufacturing plants, warehouses and sales offices. Of these facilities, we own approximately 2,236,000 square feet and lease approximately 777,000 square feet. Our manufacturing plants are located in East Greenville, Pennsylvania, Grand Rapids and Muskegon, Michigan, Toronto, Canada, and Foligno and Graffignana, Italy. The location, square footage, and use of the facilities as of December 31, 2008 are shown below.

Owned Locations	Square Footage	Use
East Greenville, Pennsylvania	547,000 (1)	Corporate Headquarters, Manufacturing, Warehouses, and Administration
Grand Rapids, Michigan	545,000 (1)	Manufacturing and Administration
Muskegon, Michigan	368,000 (1)	Manufacturing and Administration
Toronto, Canada	408,000	Manufacturing, Distribution, Warehouses, and Administration
Foligno, Italy	258,000	Manufacturing, Distribution, Warehouses, and Administration
Graffignana, Italy	110,000	Manufacturing, Distribution, Warehouses, and Administration

Leased Locations	Square Footage	Use
East Greenville, Pennsylvania	142,000 (2)	Warehouses, Distribution
Muskegon, Michigan	105,000	Manufacturing
Toronto, Canada	170,000	Manufacturing, Warehouses, and Administration
Knoll, Europe	44,000	Administration, Warehouses
Edelman Leather, Connecticut	51,000	Manufacturing and Administration
Spinneybeck, New York	31,000	Manufacturing and Administration
Miscellaneous Showrooms	234,000	Sales Offices

(1)	Facilities are encumbered by mortgages securing indebtedness under our revolving credit facility.
(2)	These are three warehouses that have been subleased to a third party logistics provider and serves as our northeast distribution center.

We believe that our plants and other facilities are sufficient for our needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

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

No matters were submitted to a vote of security holders in the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividend Policy

Our common stock has been listed on the New York Stock Exchange (“NYSE”) since December 14, 2004, the date of our initial public offering, under the symbol “KNL.” As of February 27, 2009, there were approximately 89 stockholders of record of our common stock.

The following table sets forth, for the periods indicated, high and low sales prices for the common stock as reported by the NYSE.

	High	Low
Fiscal year ended December 31, 2008
First quarter	$16.38	$11.42
Second quarter	$15.78	$10.85
Third quarter	$18.68	$12.01
Fourth quarter	$15.05	$7.89

	High	Low
Fiscal year ended December 31, 2007
First quarter	$23.90	$19.92
Second quarter	$24.90	$22.21
Third quarter	$23.53	$16.38
Fourth quarter	$19.24	$15.80

We declared and paid cash dividends of $0.48 per share and $0.45 per share during the years ended December 31, 2008 and 2007, respectively. On February 4, 2009, our board of directors declared a cash dividend of $0.12 per share on our common stock payable on March 31, 2009 to shareholders of record on March 16, 2009. The declaration and payment of future dividends is subject to the discretion of our board of directors and depends on various factors, including our net income, financial condition, cash requirements and future prospects and other factors deemed relevant by our board of directors. Our revolving credit facility imposes restrictions on our ability to pay dividends, and thus our ability to pay dividends on our common stock will depend upon, among other things, our level of indebtedness at the time of the proposed dividend and whether we are in default under any of our debt obligations. Our ability to pay dividends will also depend on the requirements of any future financing agreements to which we may be a party. Our board of directors intends to evaluate our dividend policy quarterly in reference to these factors.

Performance Graph

The following line graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the Standard & Poors’ 500 Stock Index and with the cumulative total return on a peer group of companies selected by us for the period commencing on December 14, 2004, the date our shares began trading publicly, and ending on December 31, 2008. Our share price at the beginning of the measurement period is $15.00 per share, the price in our initial public offering. The graph and table assume that $100 was invested on December 14, 2004 in each of our common stock and the stock of our peer group, and on November 30, 2004 in the S&P 500 Index, and that all dividends were reinvested. Cumulative total stockholder returns for our common stock, the S&P 500 Index, and the stock of our peer group are based on our fiscal year. Our peer group is made up of two publicly-held manufacturers of office furniture, Herman Miller, Inc. and Steelcase, Inc. The stock performance on the graph below does not necessarily indicate future price performance.

	12/04	12/04	12/05	12/06	12/07	12/08
Knoll, Inc.	100.00	116.67	115.69	151.92	116.07	66.23
S&P 500	100.00	103.40	108.48	125.62	132.52	83.49
Peer Group	100.00	109.18	117.06	147.36	138.29	54.73

*	The performance graph should not be deemed filed or incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, unless we specifically incorporate the performance graph by reference therein.

Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during the three months ended December 31, 2008.

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

On February 4, 2008, our board of directors expanded this previously authorized $50.0 million stock repurchase program by an additional $50.0 million.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as part of publicly Announced Plans or Programs		Maximum Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1)
October 1, 2008—October 31, 2008	476,205	(2)	13.83	455,631	(3)	32,352,413
November 1, 2008—November 30, 2008	—		—	—		32,352,413
December 1, 2008—December 31, 2008	—		—	—		32,352,413

Total	476,205			455,631

(1)	There is no limit on the number or value of shares that may be purchased by us under the Options Proceeds Program. Under our $50.0 million stock repurchase program, which was expanded by an additional $50.0 million in February of 2008, we are only authorized to spend an aggregate of $100.0 million on stock repurchases. Amounts in this column represent the amounts that remain available under the $100.0 million stock repurchase program as of the end of the period indicated. There is no scheduled expiration date for the Option Proceeds Program or the $100.0 million stock repurchase program, but our board of directors may terminate either program in the future.
(2)	On October 22, 2008, 51,549 shares of outstanding restricted stock vested. Concurrently with the vesting, 20,574 shares were forfeited by holders of the vested restricted shares to cover applicable taxes paid on their behalf by the Company. These 20,574 shares are included in this column.
(3)	186,030 of these shares were purchased under the Options Proceeds Program and 269,601 of these shares were purchased under our $50.0 million stock repurchase program approved by our board of directors in February of 2006 and expanded by our board of directors in February 2008.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes included elsewhere in this Form 10-K. The selected consolidated financial data for the years ended December 31, 2006, 2007 and 2008 and as of December 31, 2007 and 2008 are derived from our audited financial statements included elsewhere in this Form 10-K. The selected consolidated financial data for the years ended December 31, 2004 and 2005 and as of December 31, 2004, 2005 and 2006 are derived from our audited financial statements not included in this Form 10-K.

	Years Ended December 31,
	2004	2005	2006	2007	2008
	(dollars in thousands, except shares and per share data)
Consolidated Statement of Operations Data:
Sales	$706,390	$807,960	$982,152	$1,055,814	$1,120,147
Cost of sales	465,379	535,904	663,115	690,689	725,078

Gross profit	241,011	272,056	319,037	365,125	395,069
Selling, general and administrative expenses	169,706	179,217	202,097	222,937	245,032
Restructuring and other charges	—	—	—	—	4,625

Operating income	71,305	92,839	116,940	142,188	145,412
Interest Expense	19,452	23,684	23,717	24,598	16,289
Other (expense) income, net	(5,316)	(5,355)	741	(4,651)	3,679

Income before income tax expense	46,537	63,800	93,964	112,939	132,802
Income tax expense	19,793	27,891	35,331	41,496	47,890

Net income	$26,744	$35,909	$58,633	$71,443	$84,912

Per Share Data:
Earnings per share:
Basic	$0.58	$0.70	$1.18	$1.48	$1.82
Diluted	$0.55	$0.68	$1.14	$1.45	$1.82
Cash dividends declared per share:	$1.53	$0.25	$0.41	$0.45	$0.48
Weighted average shares outstanding
Basic	46,353,253	51,219,123	49,606,677	48,239,189	46,570,272
Diluted	48,319,483	52,919,388	51,238,088	49,248,902	46,694,340

	As of December 31,
	2004	2005	2006	2007	2008
	(in thousands)
Consolidated Balance Sheet Data:
Working capital	$67,492	$63,993	$77,170	$86,453	$65,228
Total assets	574,239	582,546	632,137	717,442	697,660
Total long-term debt, including current portion	392,858	316,038	350,316	368,576	337,379
Total liabilities	595,584	544,830	627,753	642,721	653,041
Stockholders’ (deficit) equity	(21,345)	37,716	4,384	74,721	44,619

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations provides an account of our financial performance and financial condition that should be read in conjunction with the accompanying audited consolidated financial statements.

Overview

We are a designer and manufacturer of furnishings, textiles and fine leathers for the workplace and home. Our commitment to innovation and modern design has yielded a comprehensive portfolio of products and a brand recognized for high quality and a sophisticated image. Our products are targeted at the middle to upper end of the market and are sold primarily in North America through a direct sales force and a broad network of independent dealers.

Our business structure and operating approach have resulted in industry leading operating income margins among our primary publicly-held competitors. We operate under a management philosophy that incorporates a collaborative culture, client-driven processes and a lean, agile operating structure. Our employees are performance-driven and motivated by a variable incentive compensation system and broad-based equity ownership in the company. This operating philosophy has enabled us to achieve strong financial performance.

Historically, the majority of our revenues were derived from sales of office systems in North America. However, we believe our strategy to diversify our sources of revenue away from a primary dependence on North America office systems will enable us to better maintain and grow our sales and profitability during both ups and downs in the industry. In 2008, despite a challenging macroeconomic environment, we were able to grow our full-year sales by 6.1% to $1.12 billion, versus a 2% decline in our industry as reported by our trade association, The Business and Institutional Furniture Manufacturer’s Association (“BIFMA”). In 2008, we reported diluted earnings per share of $1.82, a 25.5% increase from $1.45 per share in 2007. Net income in 2008 grew 18.9% to $84.9 million.

Our specialty and complimentary businesses drove our sales growth in 2008, including a benefit from sales generated by Edelman Leather, which we acquired in October 2007. In 2008, we also benefited from our KnollStudio® business, which grew 8.1% in 2008, and our international businesses, which grew to the largest portion of our revenues in the history of the company. International sales grew 22.7% from $102.9 million in 2007 to $126.2 million in 2008.

Despite the success that our diversification strategy has created, we are experiencing unprecedented world-wide economic instability that has and will continue to affect our industry. BIFMA estimates that our industry will experience an 11.2% decline in 2009. Accordingly, during 2008 we took actions to reduce our fixed costs in order to stay competitive in the current economic environment. On April 3, 2008, we announced a restructuring plan totaling $3.4 million of expenses related to job eliminations and the discontinuation of a product line. These actions are expected to save the company approximately $10.0 million dollars annually. During the fourth quarter of 2008 additional job eliminations were announced in order to further reduce our fixed costs. For the fourth quarter of 2008 restructuring charges of $1.2 million were incurred and we estimate this will generate $3.0 million in annual savings.

We expect many challenges in 2009, but we believe we are better positioned than ever to face them. We are very excited about our new product pipeline and will continue to push our growth internationally and our focus on our high design, high margin specialty businesses. We will also continue to relentlessly manage our operating costs and focus on our profitability.

Despite significant problems in the U.S. credit markets, our liquidity remains strong. We have $14.9 million in cash at year end and another $159.3 million remaining available under our $500.0 million revolving credit facility, which is not scheduled to expire until 2013.

During the year ended December 31, 2008, we took advantage of our stock price and free cash position in order to repurchase 3.1 million shares for $40.9 million, pay down $31.1 million in debt, and pay dividends totaling $22.4 million, or $0.12 per share per quarter.

Results of Operations

Years ended December 31, 2007 and 2008

	Three Months Ended				Twelve Months Ended	Three Months Ended				Twelve Months Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	December 31, 2007	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	December 31, 2008
(unaudited) (in thousands, except statistical data)
Consolidated Statement of Operations Data:
Sales	$247,947	$272,089	$253,962	$281,816	$1,055,814	$267,808	$292,536	$283,517	$276,286	$1,120,147
Gross profit	84,528	93,389	88,249	98,959	365,125	90,323	101,087	104,198	99,461	395,069
Operating income	30,780	37,635	34,282	39,491	142,188	31,901	35,098	41,089	37,324	145,412
Interest expense	6,492	6,463	5,629	6,014	24,598	4,934	3,963	3,766	3,626	16,289
Other (expense) income, net	(376)	(2,737)	(794)	(744)	(4,651)	(195)	(64)	2,137	1,801	3,679
Income tax expense	9,084	10,921	9,446	12,045	41,496	9,494	10,154	15,398	12,844	47,890

Net income	$14,828	$17,514	$18,413	$20,688	$71,443	$17,278	$20,917	$24,062	$22,655	$84,912

Statistical and Other Data:
Sales growth from comparable prior year	13.7%	9.9%	4.2%	3.2%	7.5%	8.0%	7.5%	11.6%	-2.0%	6.1%
Gross profit margin	34.1%	34.3%	34.7%	35.1%	34.6%	33.7%	34.6%	36.8%	36.0%	35.3%
Backlog	$193,544	$174,148	$169,762	$190,744	$190,744	$204,403	$191,036	$203,077	$201,694	$201,694

Sales

Sales for 2008 were $1.12 billion, an increase of $64.3 million, or 6.1%, from sales of $1.06 billion for 2007. The increase was mainly attributable to increased sales in our Specialty and Complimentary businesses. Incremental sales from Edelman Leather, acquired during the fourth quarter of 2007, also added to the increase. In addition, net sales benefited from previously implemented price increases. Approximately $14.4 million of the increase for total year sales, or approximately 22.4%, was attributable to additional revenues realized from price increases. At December 31, 2008, sales backlog was $201.7 million, an increase of $11.0 million, or 5.8%, from sales backlog of $190.7 million as of December 31, 2007.

The slowing world economy has begun to impact demand in our industry. Our industry saw a decline of 2.3% in 2008 according to BIFMA. Our sales during the fourth quarter of 2008 declined 2.0% when compared to the prior year. This was our first quarter decline in sales on a year-over-year basis in 18 consecutive quarters. In 2009, BIFMA is forcasting an 11.2% decline in the industry.

Gross Profit and Operating Profit

Gross profit for 2008 was $395.1 million, an increase of $30.0 million, or 8.2%, from gross profit of $365.1 million for 2007. Operating profit for 2008 was $145.4 million, an increase of $3.2 million, or 2.3%, from operating income of $142.2 million for 2007.

As a percentage of sales, gross profit increased from 34.6% for 2007 to 35.3% for 2008. Gross margin increased in spite of inflationary pressures and foreign exchange headwinds early in the year from a weakening US dollar relative to the

Canadian dollar and Euro. Additional volume, better pricing, favorable product mix and our global sourcing initiatives contributed to the increase. Operating income as a percentage of sales decreased from 13.5% to 13.0% over the same period. Operating profit for 2008 includes restructuring charges of $4.6 million.

Operating expenses for 2008 excluding restructuring charges were $245.0 million, or 21.9% of sales, compared to $222.9 million, or 21.1% of sales, for 2007. The increase in operating expenses during 2008 was in large part due to the inclusion of operating expenses associated with Edelman Leather, which we acquired in the fourth quarter of 2007, and increased bad debt expense.

Interest Expense

Interest expense for 2008 was $16.3 million, a decrease of $8.3 million from interest expense of $24.6 million for 2007. The decrease in interest expense was largely due to lower borrowing rates.

The weighted average interest rate for 2008 was approximately 4.3%. The weighted average interest rate for 2007 was approximately 7.0%.

Other Income (Expense), Net

Other income for 2008 was $3.7 million, comprised primarily of a $3.0 million gain due to foreign currency translation and a $0.7 million of miscellaneous income. Other expense for 2007 was $4.7 million and comprised primarily of a $4.2 million loss due to foreign currency translation and a $1.2 million loss related to the write-off of deferred financing fees. These losses were offset partially by $0.7 million of miscellaneous income.

Income Tax Expense

The mix of pretax income and the varying effective tax rates in the countries in which we operate directly affects our consolidated effective tax rate. The effective tax rate was 36.1% for 2008 compared to 36.7% for 2007. During 2008, we benefited from the usage of $1.7 million of European net operating losses.

Years ended December 31, 2006 and 2007

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

Other (Expense) Income, Net

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

Liquidity and Capital Resources

The following table highlights certain key cash flows and capital information pertinent to the discussion that follows:

	2008	2007	2006
	(in thousands)
Cash provided by operating activities	$112,224	$102,155	$77,528
Capital expenditures	18,530	16,292	13,362
Net cash used in investing activities	18,530	86,910	16,578
Purchase of common stock	40,871	48,134	107,799
Net proceeds from (repayment of) debt	(31,129)	18,194	34,173
Payment of dividends	22,380	21,690	20,195
Net proceeds from issuance of stock	1,796	29,015	27,249
Net cash used for financing activities	92,381	16,675	56,414

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

During the first half 2006, we implemented our $50.0 million discretionary stock repurchase program and began using cash generated by operating activities to buy back shares. On February 4, 2008, our Board of Directors approved a $50.0 million increase to this discretionary stock repurchase program. As of December 31, 2008, we had remaining authority under this discretionary stock repurchase program to spend approximately $32.4 million.

We use our revolving credit facility in the ordinary course of business to fund our working capital needs, and at times make significant borrowings and repayments under the revolving facility depending on our cash needs and availability at such time.

Net cash provided by operating activities was $112.2 million in 2008, $102.2 million in 2007 and $77.5 million in 2006. For the year ended December 31, 2008, net cash provided by operating activities consisted of $103.8 million from net income plus non-cash amortizations, plus $8.4 million of favorable changes in working capital. For the year ended December 31, 2007, net cash provided by operating activities consisted of $104.9 million from net income plus non-cash amortization, minus $2.7 million of unfavorable changes in working capital.

For the year ended December 31, 2008, we used available cash, including the $112.2 million of net cash from operating activities and $1.8 million of proceeds from the issuance of common stock, to repay $31.1 million of debt, fund $18.5 million in capital expenditures, repurchase $40.9 million of common stock for treasury, fund dividend payments to shareholders totaling $22.4 million, and to fund working capital. In 2007, we used available cash, including the $102.2 million of net cash from operating activities, $29.0 million of proceeds from the issuance of common stock, and $18.2 million of net borrowings, to fund $16.3 million in capital expenditures, repurchase $48.1 million of common stock for treasury, fund dividend payments to shareholders totaling $21.7 million, and fund working capital. In addition, on October 1, 2007, we completed the acquisition of Teddy & Arthur Edelman, Limited. Cash expenditures for the transaction totaled $70.8 million, net of cash acquired. Cash from financing activities in 2007 also included the payment of fees on the refinanced credit facility.

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

Contractual Obligations

The following summarizes our fixed long-term contractual cash obligations as of December 31, 2008 (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Long-term debt	$9,784	$20,181	$352,459	$—	$382,424
Operating leases	10,844	18,182	10,922	10,297	50,245
Purchase commitments	1,074	—	—	—	1,074
Pension plan contributions	9,870	—	—	—	9,870
Postretirement benefit plan obligations	2,164	—	—	—	2,164

Total	$33,736	$38,363	$363,381	$10,297	$445,777

Contractual obligations for long-term debt include principal and interest payments. Interest has been included at either the fixed rate or the variable rate in effect as of December 31, 2008, as applicable.

Environmental Matters

Our past and present business operations and our past and present ownership and operation of manufacturing plants on real property are subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste and the clean-up of properties affected by hazardous substances. As a result, we are involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters and could become subject to fines or penalties related thereto. We cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist. Compliance with more stringent laws or regulations, or stricter interpretation of existing laws, may require additional expenditures by us, some of which may be material. We have been identified as a potentially responsible party pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) for remediation costs associated with waste disposal sites that we previously used. The remediation costs and our allocated share at some of these CERCLA sites are unknown. We may also be subject to claims for personal injury or contribution relating to CERCLA sites. We reserve amounts for such matters when expenditures are probable and reasonably estimable.

Off-Balance Sheet Arrangements

We do not currently have any material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

Forward-looking Statements

This annual report on Form 10-K contains forward-looking statements, principally in the sections entitled “Quantitative and Qualitative Disclosures About Market Risk,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and “Business.” Statements and financial discussion and analysis contained in this annual report on Form 10-K that are not historical facts are forward-looking statements. These statements discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to us, based on our current beliefs as well as assumptions made by us and information currently available to us. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “possible,” “potential,” “predict,” “project,” or other similar words, phrases or expressions. Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation: the risks described under Item 1A and in Item 7A of this annual report on Form 10-K; changes in the economy or financial stability of our clients resulting in decreased corporate spending and service sector employment; changes in relationships with clients; the mix of products sold and of clients purchasing our products; the success of new technology initiatives; changes in business strategies and decisions; competition from our competitors; our ability to recruit and retain an experienced management team; changes in raw material prices and availability; restrictions on government spending resulting in fewer sales to one of our largest customers; our debt restrictions on spending; our ability to protect our patents, copyrights and trademarks; our reliance on furniture dealers to produce sales; lawsuits arising from patents, copyrights and trademark infringements; violations of environment laws and regulations; potential labor disruptions; the financial strength and stability of our suppliers, customers and dealers; adequacy of our insurance policies; the availability of future capital; and currency rate fluctuations. The factors identified above are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement. Unpredictable or unknown factors could also have material adverse effects on us. All forward-looking statements included in this annual report on Form 10-K are expressly qualified in their entirety by the foregoing cautionary statements. Except as required under the Federal securities laws and the rules and regulations of the Securities and Exchange Commission, we undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Goodwill and Other Intangible Assets

Intangible assets consist of goodwill, trademarks and deferred financing fees. Goodwill is recorded at the amount by which cost exceeds the net assets of acquired businesses, and all other intangible assets are recorded at cost. Goodwill and other intangible assets are tested for impairment annually unless indicators of impairment exist.

On December 19, 2006, we purchased certain intangibles as an investment in our seating line. A definite useful life was assigned to these intangibles and, as such, amortization will be recorded over the economic life of the intangibles in accordance with Statement of Financial Accounting Standards 142 Goodwill and Other Intangible Assets.

On October 1, 2007, in combination with the acquisition of Teddy & Arthur Edelman, Limited, we acquired certain intangible assets related to a trade name, non-compete agreement and customer relationships. The trade name was valued at $26.1 million and it will be tested annually for impairment. The non–compete agreement and customer relationships intangibles were valued at $0.7 million and $6.4 million, respectively. These were assigned definite useful lives and, as such, amortization will be recorded over the economic life of the intangibles in accordance with Statement of Financial Accounting Standards 142 Goodwill and Other Intangible Assets.

Financing costs that are incurred by us in connection with the issuance of debt are deferred and amortized to interest expense over the life of the underlying indebtedness. The period of these costs may be shortened if the underlying indebtedness is modified or retired.

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

We determine the expected long-term rate of return on plan assets based on aggregating the expected rates of return for each component of the plan’s asset mix. We use historic plan asset returns combined with current market conditions to estimate the rate of return. The expected rate of return on plan assets is a long-term assumption and generally does not change annually. The discount rate reflects the market rate for high-quality fixed income debt instruments as of our annual measurement date and is subject to change each year. Holding all other assumptions constant, a one-percentage-point increase or decrease in the assumed rate of return on plan assets would decrease or increase 2008 net periodic pension expense by approximately $1.1 million. Likewise, a one percentage point increase or decrease in the discount rate would decrease or increase 2008 net periodic pension expense by approximately $1.7 million or $3.7 million, respectively.

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

Key assumptions we use in determining the amount of the obligation and expense recorded for postretirement benefits other than pensions (“OPEB”), under FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, include the assumed discount rate and the assumed rate of increases in future health care costs. The discount rate we use to determine the obligation for these benefits matches the discount rate used in determining our pension obligations in each year presented. In estimating the health care cost trend rate, we consider actual health care cost experience, future benefit structures, industry trends and advice from our actuaries. We assume that the relative increase in health care costs will generally trend downward over the next several years, reflecting assumed increases in efficiency in the health care system and industry-wide cost containment initiatives. At December 31, 2008, the expected rate of increase in future health care costs was 7.25% in determining the benefit obligation for 2009 and 8% in determining the net periodic benefit cost for 2008. The rate was then assumed to decrease 0.75% per year to an ultimate rate of 5% for 2014 and thereafter for the benefit obligation. Increasing the assumed health care cost trend by one percentage point in each year would increase the benefit obligation as of December 31, 2008, by $3.1 million and increase the aggregate of the service and interest cost components of net periodic benefit cost for 2008 by approximately $0.3 million. Decreasing the assumed health care cost trend rate by one percentage point in each year would decrease the benefit obligation as of December 31, 2008 by approximately $2.6 million and decrease the aggregate of the service and interest cost components of net periodic benefit cost for 2008 by approximately $0.2 million.

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

At December 31, 2008, deferred tax liabilities of $80.1 million exceeded deferred tax assets of $55.8 million by $24.3 million. At December 31, 2007, our deferred tax liabilities of $75.6 million exceeded deferred tax assets of $33.5 million by $42.1 million. Our deferred tax assets at December 31, 2008 and 2007 of $55.8 million and $33.5 million, respectively, are net of valuation allowances of $9.2 million and $17.0 million, respectively. We have recorded the above valuation allowance primarily for net operating loss carryforwards in foreign tax jurisdictions where we have incurred historical tax losses from operations or acquired tax losses through acquisition, and have determined that it is more likely than not that these deferred tax assets will not be realized.

We evaluate on a quarterly basis the realizability of our deferred tax assets and adjust the amount of the allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income and our assessment of available tax planning strategies that could be implemented to realize the net deferred tax assets.

The Company accounts for uncertain tax positions in accordance with FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. Accordingly, the Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in an income tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Interest Rate Swap and Cap Agreements

We account for our interest rate swap and cap agreements in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”). On May 21, 2008, we entered into four interest rate swap agreements for purposes of managing risk in interest rate fluctuations. The Company has elected to apply hedge accounting under SFAS No. 133 to these agreements. Changes in the fair value of the interest rate swap agreements are recorded in the period the value of the contract changes. The net amount paid or received upon quarterly settlements will be recorded as an adjustment to interest expense, while the change in fair value is recorded as a component of accumulated other comprehensive income in the equity section of the balance sheet. Our two interest rate cap agreements, which matured on September 30, 2008, were classified as risk management instruments and management elected not to apply hedge accounting. Changes in the fair value of the contracts were reported in earnings in the period the value of the contract changed as a component of other income (expense).

Recent Accounting Pronouncements

In November 2008, the FASB ratified the consensus reached in Emerging Issues Task Force (“EITF”) issue No. 08-7, Accounting for Defensive Intangible Assets (EITF 08-7). EITF 08-7 clarifies how to account for acquired defensive intangible assets subsequent to initial measurement under SFAS 141R that the Company does not intend to actively use but does intend to hold to prevent others from obtaining access to the asset. EITF 08-7 is effective for fiscal years beginning after December 15, 2008, along with SFAS 141R. The Company has evaluated EITF 08-7 and does not expect the adoption of EITF 08-7 to have a material impact on its consolidated results of operations, financial position or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the GAAP hierarchy). Any effect of applying the provisions of SFAS 162 shall be reported as a change in accounting principle in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company adopted SFAS 162 as of its effective date, as required. SFAS 162 did not have an impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the assets under SFAS No. 141 (revised), “Business Combinations” (“SFAS 141(R)”), and other GAAP. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption of the standard is prohibited. The Company adopted FSP FAS 142-3 as of January 1, 2009, as required. The Company does not expect that the adoption of FSP FAS 142-3 will have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133” (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities. Specifically, entities are required to provide enhanced disclosures about: a) how and why an entity uses derivative instruments; b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company adopted SFAS 161 as of January 1, 2009, as required. The Company does not expect that the adoption of SFAS 161 will have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS 141(R), which is intended to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations. SFAS 141(R) requires that the acquiring entity in a business combination recognize all (and only) the assets and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose to investors and other users all of the information that they need to evaluate and understand the nature and financial effect of the business combination. In addition, SFAS 141(R) modifies the accounting for transaction and restructuring costs. SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted SFAS 141(R) as of January 1, 2009, as required. The Company expects that the adoption of SFAS 141(R) will have an impact on its consolidated financial statements if the Company acquires another company in the future.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands the disclosure requirements about fair value measurements. In February 2008, the FASB amended SFAS 157 through the issuance of FSP FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”) and FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-1, which was effective upon the initial adoption of SFAS 157, amends SFAS 157 to exclude from its scope certain accounting pronouncements that address fair value measurements associated with leases. FSP FAS 157-2, which was effective upon issuance, delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”), which was effective upon issuance. FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The Company adopted SFAS 157, as amended, as it relates to financial assets and liabilities, as of January 1, 2008. The January 1, 2008 adoption did not have a significant impact on the Company. The Company adopted SFAS 157, as amended, and on a prospective basis, as of January 1, 2009 to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The Company does not expect that the adoption of SFAS 157, as amended, as it relates to financial assets and liabilities to nonfinancial assets and nonfinancial liabilities, will have a material impact on its consolidated financial statements. See Note 21 for further information regarding the adoption of SFAS 157.

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

We have risk in our exposure to certain material and transportation costs. Steel, leather, wood products and plastics are all used in the manufacture of our products. The price for these commodities particularly steel and plastics has increased significantly in recent history. For the year ended December 31, 2008, material inflation was approximately $11.6 million and transportation inflation was approximately $3.9 million. During 2007, material inflation was approximately $7.4 million and transportation inflation was approximately $3.1 million. We continue to work to offset these price changes in raw materials and transportation through our global sourcing initiatives, cost improvements and price increases to our products.

Interest Rate Risk

We have variable rate debt obligations that are denominated in U.S. dollars. A change in interest rates impacts the interest incurred and cash paid on the variable-rate debt. The weighted average rate for 2008 was 4.3%. The weighted average rate for the same period of 2007 was 7.0%.

We use interest rate hedge agreements for other than trading purposes in order to manage our exposure to fluctuations in interest rates on our variable-rate debt. In May of 2008, we entered into four interest rate swap agreements in order to manage our interest rate risk. Each agreement hedges a notional amount of $150.0 million of our $500.0 million revolving credit facility. Two of the agreements are effective from June 9, 2009 through June 9, 2010 and the other two are effective June 9, 2010 through June 9, 2011. Fluctuations in LIBOR affect both our net financial instrument position and the amount of cash to be paid or received by us, if any, under these agreements. See Note 11 of the consolidated financial statements for further information regarding the interest rate swap agreements.

The following table summarizes our market risks associated with our debt obligations and interest rate hedge agreements as of December 31, 2008. For debt obligations, the table presents principal cash flows and related weighted average interest rates by year of maturity. Variable interest rates presented for variable-rate debt represent the weighted average interest rates on our credit facility borrowings as of December 31, 2008. For interest rate swaps, the table presents the notional amounts and related weighted average interest rates by year of maturity.

	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
	(dollars in thousands)
Rate Sensitive Liabilities
Long-term Debt:
Fixed Rate	$121	$132	$126	$—	$—	$—	$379	$379
Average Interest Rate	4.11%	4.11%	4.11%	—	—	—
Variable Rate	$—	$—	$—	$—	$337,000	$—	$337,000	$337,000
Average Interest Rate	—	—	—	—	3.04%	—	—	—

Rate Sensitive Derivative Financial Instruments
Interest Rate swaps:
Notional Amount	—	$300,000	$300,000	$—	$—	$—	$600,000	$(12,839)
Pay Fixed Interest Rate	—	3.51%	4.09%	—	—	—
Receive Variable Interest Rate	—	1.83%	1.83%	—	—	—

An increase in interest rates of 1% would increase annual interest expense by approximately $3.4 million. We will continue to review our exposure to interest rate fluctuations and evaluate whether we should manage such exposure through derivative transactions.

Foreign Currency Exchange Rate Risk

We manufacture our products in the United States, Canada and Italy, and sell our products primarily in those markets as well as in other European countries. Our foreign sales and certain expenses are transacted in foreign currencies. Our production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. Additionally, as our reporting currency is the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the Canadian dollar and the Euro. Approximately 13.9% and 12.3% of our revenues in 2008 and 2007, respectively, and 37.7% and 38.5% of our cost of goods sold in 2008 and 2007, respectively, were denominated in currencies other than the U.S. dollar. Foreign currency exchange rate fluctuations resulted in a $2.9 million translation gain in 2008 and a $4.2 million translation loss in 2007. The translation gains/losses do not reflect the impact of the translation of our operating results which are transacted in foreign countries.

From time to time, we enter into foreign currency forward exchange contracts and foreign currency option contracts for other than trading purposes in order to manage our exposure to foreign exchange rates associated with short-term operating receivables of a Canadian subsidiary that are payable by our U.S. operations. The terms of these contracts are generally less than a year. Changes in the fair value of such contracts are reported in earnings in the period the value of the contract changes. The net gain or loss upon settlement and the change in fair value of outstanding contracts is recorded as a component of other income (expense). As of December 31, 2008, we had no outstanding foreign currency contracts. During 2008, we recognized a net loss of $7.8 million related to various foreign currency option contracts initiated and settled during 2008. We had no outstanding foreign currency contracts at December 31, 2007. During 2007, we recognized a net gain of $1.2 million related to various foreign currency option contracts initiated and settled during 2007.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Knoll, Inc.

We have audited the accompanying consolidated balance sheets of Knoll, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Knoll, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 13 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertainty in income taxes in 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Knoll’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

February 27, 2009

KNOLL, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

(in thousands, except share and per share data)

	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$14,903	$17,975
Customer receivables, net	126,051	137,001
Inventories	100,225	92,087
Deferred income taxes	10,899	8,690
Prepaid and other current assets	8,170	7,691

Total current assets	260,248	263,444
Property, plant, and equipment, net	132,168	143,643
Goodwill, net	74,301	75,590
Intangible assets, net	224,819	226,777
Other non-trade receivables	3,740	4,800
Other noncurrent assets	2,384	3,188

Total Assets	$697,660	$717,442

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$121	$136
Accounts payable	78,442	83,107
Income taxes payable	13,328	3,539
Other current liabilities	103,129	90,209

Total current liabilities	195,020	176,991
Long-term debt	337,258	368,440
Deferred income taxes	35,245	50,815
Postretirement benefits other than pensions	23,111	21,752
Pension liability	46,031	10,885
International retirement obligation	3,891	5,305
Other noncurrent liabilities	12,485	8,533

Total liabilities	653,041	642,721

Stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 47,126,403 issued and outstanding (net of 12,179,358 treasury shares) in 2008 and 49,287,143 shares issued and outstanding (net of 8,906,705 treasury shares) in 2007	471	493
Additional paid-in-capital	—	—
Retained earnings	73,595	45,255
Accumulated other comprehensive (loss) income	(29,447)	28,973

Total stockholders’ equity	44,619	74,721

Total Liabilities and Stockholders’ Equity	$697,660	$717,442

See accompanying notes to the consolidated financial statements

KNOLL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

(in thousands, except share and per share data)

	2008	2007	2006
Sales	$1,120,147	$1,055,814	$982,152
Cost of sales	725,078	690,689	663,115

Gross profit	395,069	365,125	319,037
Selling, general, and administrative expenses	245,032	222,937	202,097
Restructuring and other charges	4,625	—	—

Operating income	145,412	142,188	116,940
Interest expense	16,289	24,598	23,717
Other income (expense), net	3,679	(4,651)	741

Income before income tax expense	132,802	112,939	93,964
Income tax expense	47,890	41,496	35,331

Net Income	$84,912	$71,443	$58,633

Net earnings per share
Basic	$1.82	$1.48	$1.18
Diluted	$1.82	$1.45	$1.14
Weighted-average shares outstanding:
Basic	46,570,272	48,239,189	49,606,677
Diluted	46,694,340	49,248,902	51,238,088

See accompanying notes to the consolidated financial statements

KNOLL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

(dollars in thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
Balance at January 1, 2006	$523	$61,352	$(32,914)	$8,755	$37,716
Net income	—	—	58,633	—	58,633
Foreign currency translation adjustment	—	—	—	1,714	1,714
Unrealized loss on derivative (net of income tax effect of $250)	—	—	—	(382)	(382)
Minimum pension liability (net of income tax effect of $1,856)	—	—	—	2,849	2,849

Total comprehensive income					62,814

Shares issued for consideration:
Exercise of stock options, including tax benefit of $10,158 (2,808,812 shares)	28	38,608	—	—	38,636
Shares issued under employee stock purchase plan (3,433 shares)	—	66	—	—	66
Stock-based compensation, net of forfeitures (64,000 shares)	(1)	4,505	—	—	4,504
Cash dividend ($.41 per share)	—	—	(20,830)	—	(20,830)
Purchase of common stock (6,048,756 shares)	(60)	(100,122)	(7,615)	—	(107,797)
Reclassification of unearned compensation due to the adoption of FASB 123R	—	—	—	—	—
Adjustment to initially apply FASB Statement No. 158 (net of tax of $6,987)	—	—	—	(10,725)	(10,725)

Balance at December 31, 2006	$490	$4,409	$(2,726)	$2,211	$4,384
Net income	—	—	71,443	—	71,443
Foreign currency translation adjustment	—	—	—	15,772	15,772
Pension Funded Adjustment (net of income tax effect of $7,161)	—	—	—	10,990	10,990

Total comprehensive income					98,205

Shares issued for consideration:
Exercise of stock options, including tax benefit of $8,564 (2,225,033 shares)	23	36,557	—	—	36,580
Shares issued under stock incentive plan (514,654 shares)	5	(5)	—	—	—
Shares issued under employee stock purchase plan (3,637 shares)	—	69	—	—	69
Stock-based compensation, net of forfeitures (133,333 shares)	(1)	5,904	—	—	5,903
Cash dividend ($.45 per share)	—	—	(22,286)	—	(22,286)
Purchase of common stock (2,360,607 shares)	(24)	(46,934)	(1,176)	—	(48,134)

Balance at December 31, 2007	$493	$—	$45,255	$28,973	$74,721
Net income	—	—	84,912	—	84,912
Foreign currency translation adjustment	—	—	—	(27,030)	(27,030)
Unrealized loss on derivatives (net of income tax effect of $5,065)				(7,774)	(7,774)
Pension Funded Adjustment (net of income tax effect of $15,386)	—	—	—	(23,616)	(23,616)

Total comprehensive income					26,492

Shares issued for consideration:
Exercise of stock options, including tax benefit of $203 (107,290 shares)	1	1,399	—	—	1,400
Shares issued under stock incentive plan (992,117 shares)	10	(10)	—	—	—
Shares issued under employee stock purchase plan (5,841 shares)	—	65	—	—	65
Shares issued to Board of Directors in lieu of cash (5,465 shares)		79			79
Stock-based compensation, net of forfeitures (183,462 shares)	(2)	7,211	—	—	7,209
Cash dividend ($.48 per share)	—	—	(22,845)	—	(22,845)
Purchase of common stock (3,089,191 shares)	(31)	(8,744)	(32,096)	—	(40,871)
Adjustment to apply FASB Statement No. 158 measurement date requirement (net of tax of $998)	—	—	(1,631)	—	(1,631)

Balance at December 31, 2008	$471	$—	$73,595	$(29,447)	$44,619

See accompanying notes to the consolidated financial statements

KNOLL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

(in thousands)

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$84,912	$71,443	$58,633
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	19,220	19,749	19,194
Amortization of intangible assets	2,246	1,573	663
Write-off of deferred financing fees	—	1,195	—
Unrealized foreign currency (gain) loss	(11,013)	4,831	157
Premium paid for interest rate cap agreement	—	—	(204)
Stock based compensation	7,208	5,903	4,504
Other non-cash items	1,262	157	1,230
Changes in assets and liabilities:
Customer receivables	5,971	1,644	(17,268)
Inventories	(11,520)	(2,795)	(18,866)
Accounts payable	(582)	1,030	14,176
Current and deferred income taxes	(6,680)	281	(668)
Other current assets	(9,596)	2,072	(2,053)
Other current liabilities	16,588	6,380	13,882
Other noncurrent assets and liabilities	14,208	(11,308)	4,148

Cash provided by operating activities	112,224	102,155	77,528

CASH FLOWS FOR INVESTING ACTIVITIES
Capital expenditures	(18,530)	(16,292)	(13,362)
Purchase of a business, net of cash acquired	—	(70,777)	—
Purchase a trademark and other intangible	—	—	(3,250)
Proceeds from the sale of assets	—	159	34

Cash used in investing activities	(18,530)	(86,910)	(16,578)

CASH FLOWS FOR FINANCING ACTIVITIES
Proceeds from the issuance of long term debt	—	—	38,000
(Repayment) proceeds from revolving credit facilities, net	(31,000)	273,000	29,000
Repayment of long-term debt	(129)	(254,806)	(32,827)
Deferred financing fees	—	(2,624)	—
Payment of dividends	(22,380)	(21,690)	(20,195)
Proceeds from the issuance of common stock	1,796	29,015	27,249
Purchase of common stock for treasury	(40,871)	(48,134)	(107,799)
Tax benefit from the exercise of stock options	203	8,564	10,158

Cash used in financing activities	(92,381)	(16,675)	(56,414)

Effect of exchange rate changes on cash and cash equivalents	(4,385)	3,367	807

(Decrease) Increase in cash and cash equivalents	(3,072)	1,937	5,343
Cash and cash equivalents at beginning of year	17,975	16,038	10,695

Cash and cash equivalents at end of year	$14,903	$17,975	$16,038

See accompanying notes to the consolidated financial statements

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

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

Property, Plant, Equipment and Depreciation

Property, plant, and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The useful lives are as follows: 45 years for buildings and 3 to 12 years for machinery and equipment.

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets

The Company accounts for its intangible assets in accordance with SFAS 142. Intangible assets mainly consist of goodwill, trademarks and deferred financing fees. Goodwill is recorded at the amount by which cost exceeds the net assets of acquired businesses, and all other intangible assets are recorded at cost.

Goodwill and trademarks are tested for impairment annually or unless indicators of impairment exist. The Company determined that no impairment existed based on the impairment tests.

On October 1, 2007, in combination with the acquisition of Teddy & Arthur Edelman, Limited, the Company acquired certain intangible assets related to a trade name, non-compete agreement and customer relationships. The trade name is tested annually for impairment. The non–compete agreement and the customer relationships were assigned a definite useful life and amortization is recorded over the economic life of the intangibles in accordance with Statement of Financial Accounting Standards 142 “Goodwill and Other Intangible Assets”.

On December 19, 2006, the Company purchased certain intangible assets as an investment in its seating line. A definite useful life was assigned to these intangibles and amortization is recorded over the economic life of the intangibles in accordance with Statement of Financial Accounting Standards 142 “Goodwill and Other Intangible Assets”.

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

Research and Development Costs

Research and development expenses, which are expensed as incurred and included as a component of selling, general, and administrative expenses on the statement of operations, were $16.3 million for 2008, $15.9 million for 2007, and $12.7 million for 2006.

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

The Company accounts for uncertain tax positions in accordance with FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. Accordingly, the Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in an income tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

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

Derivative Financial Instruments

The Company uses derivative financial instruments to reduce its exposure to adverse fluctuations in foreign currency exchange and interest rates. On May 21, 2008, the Company entered into four interest rate swap agreements for purposes of managing its risk in interest rate fluctuations. These agreements each hedge a notional amount of $150.0 million of the Company’s borrowings under the revolving credit facility. Two of the agreements are effective June 9, 2009 and expire on June 9, 2010. On these two agreements, the Company pays a fixed rate of 3.51% and receives a variable rate of interest equal to three-month London Interbank Offered Rate (LIBOR), as determined on the last day of each quarterly settlement period. The other two agreements are effective on June 9, 2010 and expire on June 9, 2011. The Company pays a fixed rate of 4.10% on these two agreements and receives a variable rate of interest equal to three-month LIBOR. The Company accounts for these agreements as effective cash flow hedges, whereby changes in the fair value of the interest rate swap agreements are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedge then affects earnings.

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

Foreign Currency Translation

Results of foreign operations are translated into U.S. dollars using average exchange rates during the period, while assets and liabilities are translated into U.S. dollars using exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded in accumulated other comprehensive income. As of December 31, 2008 and 2007, the accumulated foreign currency translation adjustments included in other comprehensive income amounted to $3.2 million and $30.3 million, respectively. Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than the functional currency are included in income in the period in which the change occurs.

Stock-Based Compensation

The Company accounts for stock compensation under SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123 (R)”), which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This expense must be recognized ratably over the requisite service period following the date of grant.

The fair value for stock options was estimated at the date of grant using the lattice option-pricing model, which requires management to make certain assumptions. The risk-free interest rate was based on the U.S.

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Treasury spot rate with a remaining term equal to the expected life assumed at the date of grant. Expected volatility at December 31, 2008 was estimated based on the historical volatility of the Company’s stock price. The model takes into consideration the historical dividends paid on common stock. The weighted-average expected life was based on the contractual term of the stock option and expected employee exercise dates, which was based on the historical exercise behavior of the Company’s employees. Forfeitures are estimated at the date of grant based on historical experience.

The following are the weighted-average assumptions used in the lattice option-pricing model at December 31, 2008, 2007 and 2006:

	2008	2007	2006
Expected volatility	31%	28%	29%
Expected dividend yield	3.61%	2.02%	2.00%
Expected Term (in years)	8	7	7
Risk-free rate	3.66%	4.88%	4.59%
Forfeiture Rate	4.00%	3.00%	3.00%

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, if applicable, are as follows (in thousands):

	Beginning Balance	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Ending Balance
December 31, 2006
Pension funded status adjustment	$(4,399)	$(13,007)	$5,131	$(7,876)	$(12,275)
Foreign currency translation adjustment	12,772	1,714	—	1,714	14,486
Unrealized gain on derivative	382	(632)	250	(382)	—

Accumulated other comprehensive income, net of tax	$8,755	$(11,925)	$5,381	$(6,544)	$2,211

December 31, 2007
Pension Adjustment	$(12,275)	$18,151	$(7,161)	$10,990	$(1,285)
Foreign currency translation adjustment	14,486	15,772	—	15,772	30,258

Accumulated other comprehensive income, net of tax	$2,211	$33,923	$(7,161)	$26,762	$28,973

December 31, 2008
Pension Adjustment	$(1,285)	$(39,002)	$15,386	$(23,616)	$(24,901)
Foreign currency translation adjustment	30,258	(27,030)	—	(27,030)	3,228
Unrealized loss on derivatives	—	(12,839)	5,065	(7,774)	(7,774)

Accumulated other comprehensive loss, net of tax	$28,973	$(78,871)	$20,451	$(58,420)	$(29,447)

Earnings per Share

Basic earnings per share excludes the dilutive effect of (i) common shares that could potentially be issued due to the exercise of stock options, and (ii) unvested restricted shares and is computed by dividing net income

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

by the weighted-average number of common shares outstanding for the period. Diluted earnings per share include the effect of shares and potential shares issued under the stock incentive plans.

	Twelve Months Ended December 31,
	2008	2007	2006
	(in thousands)
Weighted average shares of common stock outstanding—basic	46,570	48,239	49,607
Potentially dilutive shares resulting from stock plans	124	1,010	1,631

Weighted average common shares—diluted	46,694	49,249	51,238
Antidilutive options not included in the weighted average common shares-diluted calculation	2,225	892	25

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses and the disclosure of certain contingent assets and liabilities. Actual results may differ from such estimates.

New Accounting Pronouncements

In November 2008, the FASB ratified the consensus reached in Emerging Issues Task Force (“EITF”) issue No. 08-7, Accounting for Defensive Intangible Assets (EITF 08-7). EITF 08-7 clarifies how to account for acquired defensive intangible assets subsequent to initial measurement under SFAS 141R that the Company does not intend to actively use but does intend to hold to prevent others from obtaining access to the asset. EITF 08-7 is effective for fiscal years beginning after December 15, 2008, along with SFAS 141R. The Company has evaluated EITF 08-7 and does not expect the adoption of EITF 08-7 to have a material impact on its consolidated results of operations, financial position or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the GAAP hierarchy). Any effect of applying the provisions of SFAS 162 shall be reported as a change in accounting principle in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company adopted SFAS 162 as of its effective date, as required. SFAS 162 did not have an impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the assets under SFAS No. 141 (revised), “Business Combinations” (“SFAS 141(R)”), and other GAAP. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption of the standard is prohibited. The Company adopted FSP FAS 142-3 as of

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 1, 2009, as required. The Company does not expect that the adoption of FSP FAS 142-3 will have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133” (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities. Specifically, entities are required to provide enhanced disclosures about: a) how and why an entity uses derivative instruments; b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company adopted SFAS 161 as of January 1, 2009, as required. The Company does not expect that the adoption of SFAS 161 will have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS 141(R), which is intended to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations. SFAS 141(R) requires that the acquiring entity in a business combination recognize all (and only) the assets and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose to investors and other users all of the information that they need to evaluate and understand the nature and financial effect of the business combination. In addition, SFAS 141(R) modifies the accounting for transaction and restructuring costs. SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted SFAS 141(R) as of January 1, 2009, as required. The Company expects that the adoption of SFAS 141(R) will have an impact on its consolidated financial statements if the Company acquires another company in the future.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands the disclosure requirements about fair value measurements. In February 2008, the FASB amended SFAS 157 through the issuance of FSP FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”) and FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-1, which was effective upon the initial adoption of SFAS 157, amends SFAS 157 to exclude from its scope certain accounting pronouncements that address fair value measurements associated with leases. FSP FAS 157-2, which was effective upon issuance, delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”), which was effective upon issuance. FSP FAS 157-3

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The Company adopted SFAS 157, as amended, and on a prospective basis, as of January 1, 2008. The January 1, 2008 adoption did not have a significant impact on the Company. The Company adopted SFAS 157, as amended, and on a prospective basis, as of January 1, 2009 to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The Company does not expect that the adoption of SFAS 157, as amended, and on a prospective basis to nonfinancial assets and nonfinancial liabilities, will have a material impact on its consolidated financial statements. See Note 21 for further information regarding the adoption of SFAS 157.

3. ACQUISITIONS

On October 1, 2007, the Company acquired Teddy & Arthur Edelman, Limited. Edelman Leather, LLC supplies fine leathers to residential, hospitality, aviation and contract office furniture markets. The closing cash purchase price was approximately $70.8 million and was primarily financed using the Company’s revolving credit facility described in Note 9. The final purchase price is contingent upon Edelman Leather, LLC’s earnings in both 2008 and 2009. See Note 7 for the 2008 portion of the earn out. The remaining contingent payout at December 31, 2008 that could be earned is not material. This acquisition has been accounted for as a purchase and resulted in the recognition of $30.6 million of goodwill in the Company’s financial statements.

4. CUSTOMER RECEIVABLES

Customer receivables are presented net of an allowance for doubtful accounts of $9.2 million and $4.2 million at December 31, 2008 and 2007, respectively. Management performs ongoing credit evaluations of its clients and generally does not require collateral. As of December 31, 2008 and 2007, the U.S. government and agencies thereof, represented approximately 18.9% and 11.8%, respectively, of gross customer receivables.

5. INVENTORIES

	2008	2007
	(in thousands)
Raw materials	$48,138	$45,043
Work in process	7,423	8,208
Finished goods	44,664	38,836

Inventories	$100,225	$92,087

Inventory reserves for obsolescence and other estimated losses were $6.8 million and $6.9 million at December 31, 2008 and 2007, respectively.

6. PROPERTY, PLANT, AND EQUIPMENT

	2008	2007
	(in thousands)
Land and buildings	$93,840	$95,539
Machinery and equipment	274,265	307,387
Construction in progress	7,173	9,464

Property, plant and equipment	375,278	412,390
Accumulated depreciation	(243,110)	(268,747)

Property, plant and equipment, net	$132,168	$143,643

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. INTANGIBLE ASSETS

Information regarding the Company’s goodwill and other intangible assets follows (in thousands):

	2008			2007
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Unamortizable intangible assets:
Goodwill	$82,713	$(8,412)	$74,301	$84,002	$(8,412)	$75,590
Trademarks	219,900	(32,069)	187,831	219,900	(32,069)	187,831
Edelman Trade Name	26,050	—	26,050	26,046	—	26,046
Amortizable intangible assets:
Deferred financing fees	4,241	(1,488)	2,753	4,241	(877)	3,364
Trademarks	3,000	(1,315)	1,685	3,000	(668)	2,332
Other	7,755	(1,255)	6,500	7,472	(268)	7,204

Total	$343,659	$(44,539)	$299,120	$344,661	$(42,294)	$302,367

On October 1, 2007, in combination with the acquisition of Teddy & Arthur Edelman, Limited, the Company acquired certain intangible assets related to a trade name, non-compete agreement, customer relationships and goodwill. The trade name was valued at $26.1 million and is tested annually for impairment. The non–compete agreement and customer relationships intangibles were valued at $0.7 million and $6.4 million, respectively. These were assigned definite useful lives and as such amortization is recorded over the economic life of the intangibles in accordance with Statement of Financial Accounting Standards 142 “Goodwill and Other Intangible Assets”. Goodwill for the acquisition of Edelman Leather was recorded at $30.6 million and is tested for impairment annually.

On December 19, 2006, the Company entered into an agreement to purchase the rights to the “LIFE” trademark associated with its LIFE chair for $3.0 million. The Company assigned an 11 year useful life to the trademark and will amortize it based on a percentage of LIFE chair sales through 2017.

The Company will evaluate annually whether the estimated useful life of the trademarks warrant revisions and any such changes will be applied prospectively.

The changes in the carrying amount of goodwill are as follows:

	2008	2007
	(in thousands)
Balance at beginning of year	$75,590	$44,637
Edelman Leather Acquisition	1,492	30,600
Income tax adjustment for European NOLs	846	—
Foreign currency transaction (loss) gain	(3,627)	353

Balance at end of year	$74,301	$75,590

During 2008, in combination with the acquisition of Teddy and Arthur Edelman, Limited, incremental consideration of $1.7 million was earned by the former owners which is accrued as of December 31, 2008 and will be paid out during the first quarter of 2009. This amount was partially offset by $0.2 million of working capital adjustments in 2008. In accordance with SFAS 141, the incremental consideration was added to goodwill.

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 29, 2007, the Company completed the refinancing of its existing credit facility with a new $500 million revolving credit facility. As a result of this transaction, approximately $1.2 million of deferred financing fees, net of accumulated amortization were written-off and approximately $2.6 million of new deferred financing fees were recorded.

The Company recorded amortization of deferred financing fees of approximately $611,000, $637,000, and $663,000 for the years ended December 31, 2008, 2007 and 2006, respectively. This amortization was recorded as a component of interest expense. Estimated amortization expense for the deferred financing fees and other intangibles for each of the five succeeding years is as follows:

2009	$2,832
2010	2,733
2011	2,088
2012	1,092
2013	721

8. OTHER CURRENT LIABILITIES

	2008	2007
	(in thousands)
Accrued employee compensation	$44,841	$44,898
Accrued pension costs	9,870	8,500
Customer deposits	6,639	6,301
Derivatives	6,576	—
Accrued warranty	11,528	10,078
Other	23,675	20,432

Other current liabilities	$103,129	$90,209

9. INDEBTEDNESS

The Company’s long-term debt is summarized as follows:

	2008	2007
	(in thousands)
Revolving loans, variable rate (3.04% at December 31, 2008 and 6.12% at December 31, 2007)	$337,000	$368,000
Other	379	576

Total	337,379	368,576
Less current maturities	(121)	(136)

Long-term debt	$337,258	$368,440

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

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The senior credit agreement contains a letter of credit subfacility that allows for the issuance of letters of credit and swing-line loans. The sum of the outstanding revolver balance plus any outstanding letters of credit and swing-line loans cannot exceed $500.0 million subject to the ability to increase the credit facility by up to $200.0 million as mentioned above. The amount available for borrowing under the revolving credit facility is reduced by the total outstanding letters of credit and swing-line loans.

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

In addition, the credit agreement also contains various affirmative and negative covenants that among other things, limit, subject to certain exceptions, the incurrence of additional indebtedness and capital expenditures in excess of a specified amount in any fiscal year. The Company was in compliance with the credit agreement covenants at December 31, 2008.

The Company also has several revolving credit agreements with various European financial institutions. These credit agreements provide credit primarily for overdraft and working capital purposes. As of December 31, 2008, total credit available under such agreements was approximately $8,347,000. There is currently no expiration date on these agreements. The interest rates on borrowings are variable and are based on the monetary market rate that is linked to each country’s prime rate. As of December 31, 2008, the Company had no outstanding borrowings under the European credit facilities.

Interest Paid

During 2008, 2007 and 2006, the Company made interest payments including amounts related to the Company’s interest rate collar swap and cap agreements totaling $16.6 million, $22.9 million and $22.8 million respectively.

Maturities

Aggregate maturities of the Company’s indebtedness as of December 31, 2008 are as follows (in thousands):

2009	$121
2010	132
2011	126
2012	—
2013	337,000

$337,379

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. PREFERRED STOCK

The Company’s Certificate of Incorporation authorizes the issuance of 10,000,000 shares of preferred stock with a par value of $1.00 per share. Subject to applicable laws, the Board of Directors is authorized to provide for the issuance of preferred shares in one or more series, for such consideration and with designations, powers, preferences and relative, participating, optional or other special rights and the qualifications, limitations or restrictions thereof, as shall be determined by the Board of Directors. There was no Preferred Stock outstanding as of December 31, 2008 and 2007.

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

On September 30, 2006, the Company entered into two interest rate cap agreements which set a maximum interest rate on a notional amount and utilize LIBOR as a variable-rate reference. Under these agreements, the Company paid a total premium of approximately $204 thousand for a cap rate of 6.00% on $200 million of the Company’s borrowings under the credit facility. The Company has elected not to apply hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to these agreements. As such, the change in fair value of the contracts is reported in earnings in the period the value of the contract changes as a component of other income (expense). These interest rate cap agreements matured on September 30, 2008.

In October 2004, the Company entered into an interest rate swap agreement and an interest rate cap agreement. These agreements hedged interest rate risk on a notional amount of approximately $212.5 million of the Company’s borrowings under the credit facility. Both the interest rate swap agreement and the interest rate cap agreement matured on September 29, 2006.

The fair values of the Company’s derivative instruments included in current and non current liabilities are summarized as follows:

	December 31, 2008	December 31, 2007
	(in thousands)
Interest rate swap agreements	$(12,839)	$—

	$(12,839)	$—

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the Company’s derivative instruments included in current liabilities is $6.6 million at December 31, 2008. The fair value of the Company’s derivative instruments included in noncurrent liabilities is $6.2 million at December 31, 2008.

The change in the fair values of the Company’s derivative instruments and the adjustment to interest expense are summarized as follows:

	2008	2007	2006
Interest income	$—	$—	$1,674
Other expense	—	(71)	(703)
Pre-tax other comprehensive loss	—	—	(632)

Aggregate net (expense) benefit	$—	$(71)	$339

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

As of December 31, 2008, the Company had no outstanding foreign currency contracts. During 2008, the Company recognized a net loss of $7.8 million related to various foreign currency option contracts initiated and settled during 2008.

The Company had no outstanding foreign currency contracts at December 31, 2007. During 2007, the Company recognized a net gain of $1.2 million related to various foreign currency option contracts initiated and settled during 2007.

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

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the Company’s warranty reserve during the years ended December 31, 2008, 2007, and 2006 were as follows:

	2008	2007	2006
	(in thousands)
Balance, beginning of the year	$10,078	$7,436	$5,521
Provision for warranty claims	11,007	11,637	9,667
Warranty claims paid	(9,327)	(9,135)	(7,775)
Exchange rate impact	(230)	140	23

Balance, end of the year	$11,528	$10,078	$7,436

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (“Statement 143”), “Accounting for Asset Retirement Obligations”. Statement 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The Company adopted Statement 143 on January 1, 2003 and recorded an asset retirement obligation of $390,000 related to the removal of leasehold improvements that have been made to one of the Company’s manufacturing and distribution centers. Such improvements must be removed upon termination of the lease agreement. As of December 31, 2008, the fair value of that obligation was $540,000.

At December 31, 2008, the Company employed a total of 3,838 people. The 2008 restructuring plans reduced headcount by approximately 9% when compared to the prior year. The Company’s headcount will be further reduced following the completion of its February 3, 2009 announced workforce reduction. Approximately 15.4% of the employees were represented by unions at December 31, 2008. The Grand Rapids, Michigan plant is the only unionized plant within the U.S. and has an agreement with the Carpenters Union, Local 1615, of the United Brotherhood of Carpenters and Joiners of America, Affiliate of the Carpenters Industrial Council (the Union), covering approximately 395 hourly employees. The Collective Bargaining Agreement expires August 27, 2011. Certain workers in the facilities in Italy are also represented by unions.

13. INCOME TAXES

Income before income tax expense consists of the following:

	2008	2007	2006
	(in thousands)
U.S. operations	$101,566	$94,664	$75,876
Foreign operations	31,236	18,275	18,088

	$132,802	$112,939	$93,964

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income tax expense is comprised of the following:

	2008	2007	2006
	(in thousands)
Current:
Federal	$30,140	$23,699	$24,921
State	6,110	5,160	4,782
Foreign	8,205	6,367	6,930

Total current	44,455	35,226	36,633

Deferred:
Federal	2,385	5,920	(875)
State	465	824	(188)
Foreign	585	(474)	(239)

Total deferred	3,435	6,270	(1,302)

Income tax expense	$47,890	$41,496	$35,331

The following table sets forth the tax effects of temporary differences that give rise to the deferred tax assets and liabilities:

	2008	2007
	(in thousands)
Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts	$3,589	$1,560
Inventories	2,906	2,477
Net operating loss carryforwards	10,074	17,603
Accrued pension	18,771	4,123
Stock-based compensation	2,918	3,240
Compensation-related accruals	3,732	4,064
Warranty	4,216	3,643
Obligation for postretirement benefits other than pension	8,308	9,105
Interest Rate Swap Agreement	5,065	—
Accrued liabilities and other items	5,459	4,730

Gross deferred tax assets	65,038	50,545
Valuation allowance	(9,241)	(17,047)

Net deferred tax assets	55,797	33,498

Deferred tax liabilities:
Intangibles	65,928	60,399
Plant and equipment	14,215	15,224

Gross deferred tax liabilities	80,143	75,623

Net deferred tax liabilities	$(24,346)	$(42,125)

Income taxes paid, net of refunds received, by the Company during 2008, 2007, and 2006 totaled $30,547,000, $35,710,000, and $19,537,000 respectively.

As of December 31, 2008, the Company had net operating loss carryforwards totaling approximately $34,517,000 in various foreign tax jurisdictions which may be carried forward for an unlimited time.

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A portion of the tax benefits recognized from reductions in the valuation allowance for net operating loss carryforwards that existed as of February 29, 1996, the date the Company was formed, reduced goodwill. The Company provides a valuation allowance against certain net foreign deferred tax assets due to the uncertainty that they can be realized.

The following table sets forth a reconciliation of the statutory federal income tax rate to the effective income tax rate:

	2008	2007	2006
Federal statutory tax rate	35.0%	35.0%	35.0%
Increase in the tax rate resulting from:
State taxes, net of federal effect	3.2	3.4	3.2
Effect of tax rates of other countries	(1.5)	(0.7)	—
Non-deductible IPO expense	—	—	0.4
Section 199 deduction	(1.0)	(1.4)	(0.8)
Other	0.4	0.4	(0.2)

Effective tax rate	36.1%	36.7%	37.6%

The Company has not made provisions for U.S. federal and state income taxes as of December 31, 2008 on $86.6 million of foreign earnings that are expected to be reinvested indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. federal and state income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of the unrecognized deferred tax liability is not practicable.

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007, the beginning of the Company’s fiscal year. As of January 1, 2007, the Company had unrecognized tax benefits of $2.9 million. The Company did not have to record any cumulative effect adjustment to retained earnings as a result of adopting FIN 48. As of December 31, 2008, the Company had unrecognized tax benefits of approximately $2.0 million. The entire amount of the unrecognized tax benefits would affect the effective tax rate if recognized.

The following table summarizes the activity related to our unrecognized tax benefits during 2008 and 2007:

FIN 48 Reconciliation
	2008	2007
	(in thousands)	(in thousands)
Balance, beginning of the year	$2,255	$2,908
Additions for tax positions related to the current year	96	151
Additions for tax positions related to the prior year	2	231
Prior year reductions
Settlements with taxing authorities	(311)	(378)
Lapse of statute of limitations	(274)	(657)
Change in exchange rate	(95)

Balance, end of the year	$1,673	$2,255

Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. For the potential payment of interest and penalties, the Company had accrued $0.5 million at January 1, 2008 and $0.5 million at December 31, 2008. For potential payment of interest and penalties, the Company had accrued $0.5 million at January 1, 2007 and $0.5 million at December 31, 2007.

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2008, the Company is subject to U.S. Federal Income Tax examination for the tax years 2005 through 2008, and to non-U.S. income tax examination for the tax years 2001 to 2008. In addition, the Company is subject to state and local income tax examinations for the tax years 2003 through 2008.

There are no tax positions included in unrecognized tax benefits at December 31, 2008 for which it is reasonably possible that the total amounts could significantly change during the next twelve months.

During 2008 the Company reduced the valuation allowance by $2,525,000 to recognize the benefits associated with net operating loss carry forwards that the Company concluded would be realized. Of this amount $1,679,000 was reflected as a current year benefit and $846,000 as a reduction to goodwill.

14. LEASES

The Company has commitments under operating leases for certain machinery and equipment as well as manufacturing, warehousing, showroom and other facilities used in its operations. Some of the leases contain renewal provisions and generally require the Company to pay certain operating expenses, including utilities, insurance and taxes, which are subject to escalation. In 2004, the Company entered into a lease for one of its showrooms which contained a provision for cash abatements related to certain leasehold improvements. In 2008, the Company entered into three leases agreements which contained a provision for cash abatements related to certain leasehold improvements. In 2007, the Company entered into a lease for one of its showrooms which contained a provision for cash abatements related to certain leasehold improvements. These abatements are recognized on a straight-line basis as a reduction to rent expense over the lease term. The unamortized portion as of December 31, 2008 and 2007 was $3,603,000 and $1,792,000, respectively. Total rental expense for 2008, 2007, and 2006 was $15,303,000, $13,953,000 and $12,035,000, respectively. Future minimum rental payments required under those operating leases that have a remaining non-cancelable lease term in excess of one year are as follows (in thousands):

2009	$10,844
2010	9,974
2011	8,208
2012	6,225
2013	4,697
Subsequent years	10,297

Total minimum rental payments	$50,245

15. PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company has two domestic defined benefit pension plans and two plans providing for other postretirement benefits, including medical and life insurance coverage. One of the pension plans and one of the other postretirement benefits plans cover eligible U.S. nonunion employees while the other pension plan and other postretirement benefits plan cover eligible U.S. union employees. According to the measurement date provisions of Statement 158, the Company uses a December 31 measurement date for both of their plans.

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

The following table sets forth a reconciliation of the benefit obligation, plan assets and accrued benefit cost related to the pension and other postretirement benefits provided by the Company (in thousands):

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Change in projected benefit obligation:
Projected benefit obligation at January 1	$130,561	$121,635	$23,615	$28,702
Service cost	12,041	10,179	512	646
Interest cost	10,536	7,262	1,835	1,667
Participant contributions	359	229	—	—
Plan amendments	—	—	—	—
Actuarial (gain) loss	231	(6,949)	719	(5,949)
Benefits paid	(2,584)	(1,795)	(1,406)	(1,451)

Projected benefit obligation at December 31	$151,144	$130,561	$25,275	$23,615

Accumulated benefit obligation at December 31	$134,457	$113,917	$—	$—
Change in plan assets:
Fair value of plan assets at January 1	$111,421	$88,375	$—	$—
Actual return on plan assets	(26,291)	11,875	—	—
Employer contributions	12,696	12,737	1,406	1,814
Participant contributions	359	229	—	—
Benefits paid	(2,584)	(1,795)	(1,406)	(1,451)

Fair value of plan assets at December 31	$95,601	$111,421	$—	$363

Funded status	$(55,543)	$(19,140)	$(25,275)	$(23,252)

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

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following disclosures are required with the adoption of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (in thousands):

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Amounts recognized in the consolidated balance sheet consist of:
Current liabilities	$(9,870)	$(8,500)	$(2,164)	$(1,500)
Noncurrent liabilities	(45,673)	(10,640)	(23,111)	(21,752)

Net amount recognized	$(55,543)	$(19,140)	$(25,275)	$(23,252)

Amounts recognized in accumulated other comprehensive income:
before taxes:
Net actuarial loss (gain)	$42,071	$4,520	$9,000	$9,132
Prior service cost (benefit)	303	399	(10,252)	(11,931)

Net amount recognized	$42,374	$4,919	$(1,252)	$(2,799)

The estimated net actuarial loss, and prior service cost, for the defined benefit pension plans included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2009 is $71,000 and $77,000 respectively.

Weighted-average assumptions used to determine benefit obligations of the Company’s pension and other postretirement benefit plans as of December 31, 2008 and 2007 were as follows:

	2008	2007
Discount rate	6.50%	6.50%
Rate of compensation increase	4.00	4.00

The following table sets forth the components of the net periodic benefit cost for the Company’s pension and other postretirement benefits plans (in thousands):

	Pension Benefits			Other Benefits
	2008	2007	2006	2008	2007	2006
Service cost	$9,633	$10,179	$9,666	$410	$646	$634
Interest cost	8,429	7,262	6,346	1,468	1,667	1,564
Expected return on plan assets	(8,835)	(7,103)	(6,225)	—	—	—
Amortization of prior service cost	77	77	77	(1,343)	(1,343)	(1,354)
Recognized actuarial loss	12	694	942	681	1,054	937

Net periodic benefit cost	$9,316	$11,109	$10,806	$1,216	$2,024	$1,781

Additional information
Increase (decrease) in minimum liability included in other comprehensive income	$—	$—	$(4,705)	$—	$—	$—

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2008 and 2007 were as follows:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Discount rate	6.50%	6.00%	6.50%	6.00%
Expected return on plan assets	8.25	8.25	N/A	N/A
Rate of compensation increase	4.00	4.00	4.00	4.00

The expected long-term rate of return on assets is based on management’s expectations of long-term average rates of return to be earned on the investment portfolio. In establishing this assumption, management considers historical and expected returns for the asset classes in which the plan assets are invested.

For purposes of measuring the benefit obligation as of and for the year ended December 31, 2008, associated with the Company’s other postretirement benefit plans, a 7.25% annual rate of increase in the per capital cost of covered health care benefits was assumed for 2009. The rate was then assumed to decrease 0.75% per year to an ultimate rate of 5% for 2014 and thereafter. For purposes of measuring the net periodic benefit cost as of and for the year ended December 31, 2008 associated with the Company’s other postretirement benefits plans, a 8.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2008. Increasing the assumed health care cost trend rate by 1.0% would increase the benefit obligation as of December 31, 2008 by $3,062,000 and increase the aggregate of the service and interest cost components of net periodic benefit cost for 2008 by $302,000. Decreasing the assumed health care cost trend rate by 1.0% would decrease the benefit obligation as of December 31, 2008 by $2,553,000 and decrease the aggregate of the service and interest cost components of net periodic benefit cost for 2008 by $244,000.

The Company’s pension plans’ weighted-average asset allocations as of December 31, 2008 and 2007, by asset category were as follows:

	Plan Assets at December 31
Asset Category	2008	2007
Temporary Investment Funds	4%	3%
Equity Investment Funds	50	62
Fixed Income Funds	46	35

Total	100%	100%

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

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company expects to contribute $9,870,000 to its pension plans and $2,164,000 to its other postretirement benefit plans in 2009. Estimated future benefit payments under our pension and other postretirement plans are as follows:

	Pension Benefits	Other Benefits
	(in thousands)
2009	$2,823	$2,164
2010	3,377	2,294
2011	4,068	2,271
2012	4,920	2,225
2013	5,921	2,418
2014-2018	48,876	12,206

Employees of the Canadian, Belgium and United Kingdom operations participate in defined contribution pension plans sponsored by the Company. The Company’s expense related to these plans for 2008, 2007, and 2006 was $1,501,000, $1,338,000, and $1,352,000 respectively.

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

The Company’s total expense under the 401(k) plan was $3,374,000, $3,443,000, and $2,802,000 for 2008, 2007 and 2006, respectively.

16. STOCK PLANS

Stock Incentive Plans

As of December 31, 2008, the Company sponsored two stock incentive plans under which awards denominated or payable in shares or options to purchase shares of Knoll common stock may be granted to officers, certain other employees, directors and consultants of the Company. On February 28, 2007, one of the Company’s two stock incentive plans expired reducing the number of shares available to grant under the plans by approximately 8,000. In May 2007, the Company approved the 2007 Stock Incentive Plan which authorized the issuance of 2,000,000 shares of common stock. As of December 31, 2008, a combined maximum of 25,809,328 shares were authorized for issuance under the plans and 1,590,868 remained available for issuance. A Stock Option Committee currently consisting of the Compensation Committee of the Company’s Board of Directors (“Stock Option Committee”) has sole discretion concerning administration of the plans, including selection of individuals to receive awards, types of awards, the terms and conditions of the awards and the time at which

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

awards will be granted. Options that are granted have a maximum contractual life of ten years. Grants to employees generally become partially vested one year from the date of the award agreement. On such date for the majority of options granted, 30% of the shares covered by the options become available for exercise. An additional 20% vest and become available on the second and third anniversaries and an additional 30% on the fourth anniversary. For some of the options granted, 25% vest each year over a four year period. In addition, the options generally have accelerated vesting provisions upon a change of control of the Company. The Company is recognizing compensation expense using the graded vesting attribution method which treats each option grant as multiple grants each with its own requisite service period.

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

In 2007, under the 2007 Stock Incentive Plan and the Amended and Restated 1999 Stock Incentive Plan, the Company granted restricted stock awards to certain key employees aggregating 514,654 shares of common stock. These awards provide for the delivery of shares of common stock to award recipients upon the satisfaction of certain vesting requirements. 360,000 of these shares will vest as to one-fifth of the shares underlying each award to the extent that Knoll operating profit for a calendar year is equal to $141.0 million. An additional one-fifth will vest based on additional increments to operating profit of $15.0 million with full vesting upon the achievement of $201.0 million in operating profit. In any event, the awards will fully vest on the fifth anniversary of the date of the grant and will be subject to pro rata vesting upon a change of control of the Company, if earlier, regardless of whether the operating profit targets are met. 154,654 of these shares granted in 2007 vest one-third over the next three years, without regard to operating profit targets. The Company determined the fair value of the shares on the date of grant and is recognizing compensation expense ratably over the vesting period.

In 2008, under the 2007 Stock Incentive Plan and the Amended and Restated 1999 Stock Incentive Plan, the Company granted restricted stock awards to certain key employees aggregating 992,117 shares of common stock. These awards provide for the delivery of shares of common stock to award recipients upon the satisfaction of certain vesting requirements. 66,000 of these shares will vest as to one-fifth of the restricted shares underlying each award to the extent that Knoll operating profit for the period is equal to $156.0 million. An additional one-fifth will vest based on additional increments to operating profit of $15.0 million with full vesting upon the achievement of $216.0 million in operating profit. In any event, the awards will fully vest on the fifth anniversary of the date of the grant and will be subject to pro rata vesting upon a change of control of the Company, if earlier, regardless of whether the operating profit targets are met. 900,000 of these shares will vest as to one-fifth of the shares underlying each award on each grant date anniversary, without regard to operating profit targets. 26,117 of these shares granted in 2008 vest one-third over the next three years, without regard to operating profit targets. The Company determined the fair value of the shares on the date of grant and is recognizing compensation expense ratably over the vesting period.

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the Company’s restricted stock activity during the year:

	2008
	Number of Restricted Shares Granted	Weighted Average Fair Value
Outstanding at the beginning of the year	1,702,991	$16.76
Granted	992,117	12.89
Forfeited	(183,462)	15.67
Vested	(598,886)	16.30

Outstanding at the end of the year	1,912,760	15.23

The following table summarizes the Company’s stock option activity during the year:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Balance at December 31, 2007	2,755,007	$15.39
Exercised	(107,290)	11.23
Granted	270,000	13.27
Expired	—	—
Forfeited	(158,738)	17.86

Balance at December 31, 2008	2,758,979	$15.20	4.61	$—

Exercisable at end of year	2,208,479	$14.71	3.66	$—

The following table summarizes information regarding stock options outstanding and exercisable at December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$10.74 – $15.00	1,468,215	4.57 years	$12.97	1,198,215	$12.90
$15.01 – $18.77	1,050,764	3.86	16.58	944,014	16.46
$18.78 – $23.47	240,000	8.16	22.76	66,250	22.51

$10.74 – $23.47	2,758,979	4.61	15.20	2,208,479	14.71

The weighted-average grant-date fair value of options granted during the years 2008, 2007, and 2006 was $3.74, $7.70 and $5.27 respectively. The total intrinsic value of options exercised during the years 2008, 2007, and 2006 was $0.5 million, $24.1 million, and $26.9 million, respectively. The total fair value of shares vested during the years 2008, 2007, and 2006 was $0.9 million, $1.3 million, and $5.0 million, respectively.

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of the Company’s non-vested options as of December 31, 2008, and changes during the year ended December 31, 2008, is presented below.

	Number of Options	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2008	803,977	3.72
Granted	270,000	3.74
Vested	(456,590)	1.96
Forfeited	(66,887)	4.86

Nonvested at December 31, 2008	550,500	5.05

Compensation costs related to stock-based compensation for the years ended December 31, 2008 and 2007 totaled $7.2 million pre-tax ($4.4 million after-tax), or $0.09 per diluted share, and $5.9 million pretax ($3.6 million after-tax), or $0.07 per diluted share, respectively, and are included in the consolidated statements of income under selling, general, and administrative expenses.

At December 31, 2008 and December 31, 2007, the total compensation cost related to nonvested awards not yet recognized equaled $25.4 million and $21.9 million, respectively, including $1.1 million and $1.5 million for stock options, respectively, and $24.3 million and $20.4 for restricted stock respectively. This cost is expected to be recognized over the remaining vesting periods, which will not exceed five years.

Other Stock-Based Compensation Plans

On November 4, 1999, the Company established The Knoll Stock Ownership Award Plan, under which it may grant notional stock units to substantially all individuals employed by the Company in Canada as of the effective date of the plan. Participants vest their interest in notional stock units ratably according to years of service, with such units being 100% vested at the end of five years of service. On November 4, 1999, the Company granted a total of 109,800 notional stock units, with an estimated fair value of $14.00 per unit, to eligible employees. All outstanding shares became fully vested on November 4, 2004. In September 2004 and in January 2001, the number of notional units outstanding was adjusted, in accordance with the plan provisions, in response to special cash dividends that were paid to stockholders. In addition the number of notional units outstanding was adjusted, in accordance with plan provisions, for each quarterly cash dividend declared since the Company went public December 14, 2004. Compensation expense is recognized based on the estimated fair value of notional stock units and vesting provisions. This plan was terminated in August of 2008. Total compensation expense (income) incurred in connection with these awards was $29,000 for 2008, ($881,000) for 2007 and $815,000 for 2006.

The Company maintains an Employee Stock Purchase Plan (ESPP) whereby employees of the Company may purchase shares of Knoll common stock at a discounted rate. The discount rate is 5% off the average of the high and low sale price per share on the last trading day of the purchase period. Employees may contribute 1-10% of their eligible gross pay up to a $25,000 annual stock value limit. In 2008, 2007, and 2006 employees purchased 5,841, 3,637, and 3,433 shares, respectively in accordance with the terms of the ESPP.

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

The Company’s net sales by product category were as follows:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Office Systems	$543,853	$561,956	$555,006
Specialty Products	254,525	200,103	158,792
Seating	109,222	118,364	105,149
Files and Storage	86,138	81,022	81,314
European Products	110,576	89,677	76,381
Other	15,833	4,692	5,510

	$1,120,147	$1,055,814	$982,152

The Company markets its products in the United States and internationally, with its principal international markets being Canada and Europe. The table below contains information about the geographical areas in which the Company operates. Sales to clients are attributed to the geographic areas based on the origin of sale.

	United States	Canada	Europe	Consolidated
	(in thousands)
2008
Sales to clients	$964,875	$40,229	$115,043	$1,120,147
Property, plant and equipment, net	85,680	31,225	15,263	132,168

2007
Sales to clients	$926,018	$36,739	$93,057	$1,055,814
Property, plant and equipment, net	85,824	41,394	16,425	143,643

2006
Sales to clients	$870,713	$33,216	$78,223	$982,152
Property, plant and equipment, net	88,105	35,513	14,111	137,729

A number of U.S. government agencies purchase the Company’s products through multiple contracts with the General Services Administration (“GSA”). Sales under GSA contracts amounted to $98,492,000 in 2008, $99,167,000 in 2007, and $124,183,000 in 2006.

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. QUARTERLY RESULTS (UNAUDITED)

The following tables contain selected unaudited Consolidated Statements of Operations data for each quarter for the years ended December 31, 2008 and 2007. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(in thousands, except per share data)
2008
Sales	$267,808	$292,536	$283,517	$276,286	$1,120,147
Gross profit	90,323	101,087	104,198	99,461	395,069
Net income	17,278	20,917	24,062	22,655	84,912
Earnings per share—basic	$.36	$.44	$.52	$.50	$1.82
Earnings per share—diluted	$.36	$.44	$.52	$.50	$1.82

2007
Sales	$247,947	$272,089	$253,962	$281,816	$1,055,814
Gross profit	84,528	93,389	88,249	98,959	365,125
Net income	14,828	17,514	18,413	20,688	71,443
Earnings per share—basic	$.31	$.36	$.38	$.43	$1.48
Earnings per share—diluted	$.30	$.35	$.37	$.42	$1.45

19. OTHER (EXPENSE) INCOME

The components of other (expense) income are as follows:

	December 31
	2008	2007	2006
	(in thousands)
Foreign exchange transaction gain (loss)	$2,944	$(4,203)	$562
Unrealized loss on derivatives	—	(71)	(703)
Write-off of deferred financing fees	—	(1,195)	—
Other	735	818	882

Other income (expense), net	$3,679	$(4,651)	$741

20. RESTRUCTURING CHARGES

On April 3, 2008 the Company announced a restructuring plan in order to reduce costs. An additional reduction was announced December 4, 2008. The restructuring plans included job eliminations and the discontinuation of a product line. The Company based its accounting and disclosures on the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. As a result, charges to operations were made in the periods in which restructuring plan liabilities were incurred. In connection with the above plans, the Company incurred $3.3 million in employee termination costs and $1.3 million related to the write-off of fixed assets and other miscellaneous costs. A reserve was recorded on the balance sheet for employee terminations costs that have not been paid as of December 31, 2008.

KNOLL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Below is the summary of the restructuring reserve balance as of December 31, 2008:

Workforce Reductions
Restructuring Reserve
Reserve balance as of January 1, 2008	$—
Additions	4,625
Payments	2,971
Adjustments	(209)

Reserve balance as of December 31, 2008	$1,445

21. FAIR VALUE MEASUREMENTS

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

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy. The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheet at December 31, 2008 (in thousands):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Interest rate swaps	$—	$(12,839)	$—	$(12,839)

Total	$—	$(12,839)	$—	$(12,839)

The interest rate swaps are included in other current and non-current liabilities within the consolidated balance sheet at December 31, 2008.

22. SUBSEQUENT EVENT

On February 3, 2009, the Company began implementing a workforce reduction, including both voluntary and involuntary layoffs, due to the weakening economy. The Company estimates that this restructuring will result in severance and related costs of approximately $8.0 million in the first half of 2009, of which approximately $6.0 million will be recognized in the first quarter of 2009.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report (December 31, 2008) (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, our principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008. Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2008; their report is included on page 70.

Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Knoll, Inc.

We have audited Knoll’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Knoll, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Knoll, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Knoll, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of Knoll, Inc. and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/ Ernst and Young LLP

Philadelphia, Pennsylvania

February 27, 2009

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 relating to directors, director nominees and executive officers of the registrant is incorporated by reference from the information under the captions “Board of Directors,” “Election of Directors,” “Executive Officers,” “Board Meetings and Committees,” “Code of Ethics,” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement for our 2009 Annual Meeting of Stockholders (the “Proxy Statement”).

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

	Equity Compensation Plan Information As of December 31, 2008
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Shares Remaining for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	2,758,979	$15.20	1,590,868
Equity compensation plans not approved by security holders	—	—	—

Total	2,758,979		1,590,868

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Form 10-K:

(1)	CONSOLIDATED FINANCIAL STATEMENTS (ITEM 8)

•	Consolidated Balance Sheets as of December 31, 2008 and 2007.

•	Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007, and 2006.

•	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2008, 2007, and 2006.

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007, and 2006.

•	Notes to the Consolidated Financial Statements.

•	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements and Schedule.

(2)	FINANCIAL STATEMENT SCHEDULES

•

Financial Statement Schedule II—Valuation and Qualifying Accounts is filed with this Form 10-K on page S-1 of this Form 10-K. All other schedules for which provision is made in the applicable regulation of the Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)	EXHIBITS

Exhibit Number	Description
3.1 (a)	Amended and Restated Certificate of Incorporation of Knoll, Inc.

3.2 (r)	Amended and Restated By-Laws of Knoll, Inc.

4.1 (a)	Form of Stock Certificate.

10.1 (b)	Amended and Restated Credit Agreement, dated as of June 29, 2007, by and among Knoll, Inc., the domestic subsidiaries of Knoll, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, Banc of America Securities LLC, as sole Lead Arranger and sole Book Manager, HSBC Bank USA, National Association, as Syndication Agent, Citizens Bank, as Documentation Agent, and the other lenders party thereto.

10.2 (g)*	Amended and Restated Employment Agreement, executed March 14, 2006, effective as of January 1, 2006, between Knoll, Inc. and Burton B. Staniar.

10.3 (d)*	Employment Agreement, dated as of March 23, 2001, between Knoll, Inc. and Andrew B. Cogan.

10.4 (a)*	Amendment No. 1 to Employment Agreement, dated as of August 25, 2004, between Knoll, Inc. and Andrew B. Cogan.

10.5 (g)*	Amendment No. 2 to Employment Agreement, dated as of March 14, 2006, between Knoll, Inc. and Andrew B. Cogan.

10.6 (i)*	Amendment No. 3 to Employment Agreement, dated as of December 11, 2006, between Knoll, Inc. and Andrew B. Cogan.

10.7 (l)*	Amendment No. 4 to Employment Agreement, dated as of December 10, 2007, between Knoll, Inc. and Andrew B. Cogan.

10.8 (q)*	Employment Agreement, dated as of March 3, 2008, between Knoll, Inc. and Lynn M. Utter.

Exhibit Number	Description
10.9*	Summary of Barry L. McCabe 2009 Compensation.

10.10 (a)*	Offer Letter, dated March 11, 1999, from Knoll, Inc. to Stephen A. Grover.

10.11*	Summary of Stephen A. Grover 2009 Compensation.

10.12 (a)*	Offer Letter, dated July 30, 1999, from Knoll, Inc. to Arthur C. Graves.

10.13*	Summary of Arthur C. Graves 2009 Compensation.

10.14 (c)*	Amended and Restated Knoll, Inc. 1996 Stock Incentive Plan.

10.15 (c)*	Amended and Restated Knoll, Inc. 1997 Stock Incentive Plan.

10.16 (a)*	Amended and Restated Knoll, Inc. 1999 Stock Incentive Plan.

10.17 (m)*	Amended and Restated Knoll, Inc. 2007 Stock Incentive Plan.

10.18 (n)*	Knoll, Inc. Non-Employee Director Compensation Plan.

10.19 (e)*	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Knoll, Inc. 1996 Stock Incentive Plan, entered into by Knoll, Inc. and certain executive officers.

10.20 (e)*	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Knoll, Inc. 1997 Stock Incentive Plan, entered into by Knoll, Inc. and certain executive officers.

10.21 (c)*	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Knoll, Inc. 1999 Stock Incentive Plan, entered into by Knoll, Inc. and certain executive officers.

10.22 (p)*	Form of Non-Qualified Stock Option Agreement under the 2007 Stock Incentive Plan, entered into by Knoll, Inc. and certain executive officers.

10.23 (a)*	Form of Restricted Share Agreement under the Amended and Restated Knoll, Inc. 1999 Stock Incentive Plan (time vesting with accelerated performance vesting).

10.24 (g)*	Form of Amendment to Restricted Share Agreement under the Amended and Restated Knoll, Inc. 1999 Stock Incentive Plan (time vesting with accelerated performance vesting).

10.25 (p)*	Form of Restricted Share Agreement under the 1999 Stock Incentive Plan (time vesting).

10.26 (p)*	Form of Restricted Share Agreement under the 2007 Stock Incentive Plan (time vesting with accelerated performance vesting).

10.27 (p)*	Form of Restricted Share Agreement under the 2007 Stock Incentive Plan (time vesting).

10.28 (p)*	Form of Restricted Share Agreement under the Non-Employee Director Compensation Plan (time vesting).

10.29 (o)	Asset Purchase Agreement, dated September 13, 2007, among El Leather Acquisition LLC, Teddy & Arthur Edelman, Limited, John Edelman, The Edelman Family Grantor Retained Annuity Trust and John McPhee.

10.30 (k)	Agreement between the Knoll, Inc. Grand Rapids and United Brotherhood of Carpenters and Joiners of America Carpenters Industrial Council Local 1615, dated August 27, 2006.

10.31 (a)*	Form of Director and Officer Indemnification Agreement.

10.32 (a)*	Offer Letter, dated October 6, 2004, from Knoll, Inc. to John F. Maypole.

10.33 (a)*	Form of Knoll Employee Stock Purchase Plan.

10.34 (f)*	Offer Letter, dated November 23, 2005, from Knoll, Inc. to Stephen F. Fisher.

Exhibit Number	Description
10.35 (g)*	Summary of Informal Healthcare Severance Policy.

10.36 (h)	Stock Purchase Agreement, dated August 1, 2006, between Knoll, Inc. and Warburg Pincus Ventures, L.P.

10.37 (j)*	Offer Letter, dated September 25, 2006, from Knoll, Inc. to Sarah E. Nash.

10.38 (s)*	Andrew B. Cogan 2009 Incentive Compensation Letter, dated December 2, 2008.

10.39 (s)*	Lynn M. Utter 2009 Incentive Compensation Letter, dated December 2, 2008.

10.40 (s)*	Barry L. McCabe 2009 Incentive Compensation Letter, dated December 2, 2008.

10.41 (s)*	Stephen A. Grover 2009 Incentive Compensation Letter, dated December 2, 2008.

10.42 (s)*	Arthur C. Graves 2009 Incentive Compensation Letter, dated December 2, 2008.

21	Subsidiaries of Knoll, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney [(included on signature page)].

31.1	Certification for Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification for Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification for Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification for Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to Knoll, Inc.’s Registration Statement on Form S-1 (File No. 333-118901), which was declared effective by the Commission on December 13, 2004.
(b)	Incorporated by reference to Knoll, Inc.’s Current Report on Form 8-K, which was filed with the Commission on June 29, 2007.
(c)	Incorporated by reference to Knoll, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999.
(d)	Incorporated by reference to Knoll, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000.
(e)	See Exhibit 10.21. Exhibit is substantially identical to Exhibit 10.21.
(f)	Incorporated by reference to Knoll, Inc.’s Current Report on Form 8-K filed with the Commission on December 7, 2005.
(g)	Incorporated by reference to Knoll, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005.
(h)	Incorporated by reference to Knoll, Inc.’s Current Report on Form 8-K filed with the Commission on August 3, 2006.
(i)	Incorporated by reference to Knoll, Inc.’s Current Report on Form 8-K filed with the Commission on December 11, 2006.
(j)	Incorporated by reference to Knoll, Inc.’s Current Report on Form 8-K filed with the Commission on September 27, 2006.
(k)	Incorporated by reference to Knoll, Inc.’s Current Report on Form 8-K filed with the Commission on August 28, 2006.

(l)	Incorporated by reference to Knoll, Inc.’s Current Report on Form 8-K filed with the Commission on December 10, 2007.
(m)	Incorporated by reference to Knoll, Inc.’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2007.
(n)	Incorporated by reference to Knoll, Inc.’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2007.
(o)	Incorporated by reference to Knoll, Inc.’s Current Report on Form 8-K filed with the Commission on September 14, 2007.
(p)	Incorporated by reference to Knoll, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007.
(q)	Incorporated by reference to Knoll, Inc.’s Quarterly Report on Form 10-Q filed with the commission on May 12, 2008.
(r)	Incorporated by reference to Knoll, Inc.’s Current Report on Form 8-K filed with the Commission on September 25, 2008.
(s)	Incorporated by reference to Knoll, Inc.’s Current Report on Form 8-K filed with the Commission on December 8, 2008.
*	Management Contract or Compensatory Plan or Arrangement required to be identified by Item 15(a) (3) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of March 2009.

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

/S/ BURTON B. STANIAR Burton B. Staniar	Chairman of the Board	March 2, 2009

/S/ ANDREW B. COGAN Andrew B. Cogan	Chief Executive Officer, Knoll, Inc. and Director	March 2, 2009

/S/ BARRY L. MCCABE Barry L. McCabe	Chief Financial Officer	March 2, 2009

/S/ JEFFREY A. HARRIS Jeffrey A. Harris	Director	March 2, 2009

/S/ SIDNEY LAPIDUS Sidney Lapidus	Director	March 2, 2009

/S/ KATHLEEN G. BRADLEY Kathleen G. Bradley	Director	March 2, 2009

/S/ JOHN F. MAYPOLE John F. Maypole	Director	March 2, 2009

/S/ SARAH E. NASH Sarah E. Nash	Director	March 2, 2009

/S/ STEPHEN F. FISHER Stephen F. Fisher	Director	March 2, 2009

SCHEDULE II

KNOLL, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

Description	Balance at Beginning of Year	Additions Charged to Expenses	Charge-Offs	Other (1)	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2006	3,826	1,224	1,660	(53)	3,337
Year ended December 31, 2007	3,337	1,560	710	(2)	4,185
Year ended December 31, 2008	4,185	6,011	983	(4)	9,217
Allowance for other non-trade receivables:
Year ended December 31, 2006	1,651	—	274	—	1,377
Year ended December 31, 2007	1,377	—	335	—	1,042
Year ended December 31, 2008	1,042	—	425	—	617
Reserve for inventory valuation:
Year ended December 31, 2006	5,031	2,239	982	174	6,462
Year ended December 31, 2007	6,462	2,638	2,250	59	6,909
Year ended December 31, 2008	6,909	1,620	1,273	422	6,834
Valuation allowance for deferred income tax assets:
Year ended December 31, 2006	16,841	1,046	2,163	2,155	17,879
Year ended December 31, 2007	17,879	1	2,533	1,700	17,047
Year ended December 31, 2008	17,047	(1,679)	846	(5,281)	9,241
Reserve for warranty claims:
Year ended December 31, 2006	5,521	9,667	7,775	23	7,436
Year ended December 31, 2007	7,436	11,637	9,135	140	10,078
Year ended December 31, 2008	10,078	11,007	9,327	230	11,528

(1)	Primarily the impact of currency changes

S-1