Form 10-Q
period 2009-03-31
KNOLL INC
filed 2009-05-11
CIK 1011570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-12907

KNOLL, INC.

A Delaware Corporation	I.R.S. Employer No. 13-3873847

1235 Water Street

East Greenville, PA 18041

Telephone Number (215) 679-7991

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐,    Accelerated filer  ☒,    Non-accelerated filer  ☐,    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of May 7, 2009, there were 47,019,889 shares (including 1,629,931 shares of non-voting restricted shares) of the Registrant’s common stock, par value $0.01 per share, outstanding.

KNOLL, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KNOLL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,297	$14,903
Customer receivables, net	128,462	126,051
Inventories	96,524	100,225
Deferred income taxes	10,313	10,899
Prepaid and other current assets	9,603	8,170

Total current assets	257,199	260,248

Property, plant, and equipment, net	131,932	132,168
Goodwill, net	73,849	74,301
Intangible assets, net	224,834	224,819
Other non-trade receivables	3,475	3,740
Other noncurrent assets	2,269	2,384

Total Assets	$693,558	$697,660

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$120	$121
Accounts payable	70,947	78,442
Income taxes payable	3,911	13,328
Other current liabilities	87,576	103,129

Total current liabilities	162,554	195,020

Long-term debt	361,257	337,258
Deferred income taxes	34,620	35,245
Postretirement benefits other than pensions	23,441	23,111
Pension liability	46,177	46,031
International retirement obligation	3,798	3,891
Other noncurrent liabilities	14,922	12,485

Total liabilities	646,769	653,041

Stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 47,026,005 issued and outstanding (net of 12,325,212 treasury shares) in 2009 and 47,126,403 shares issued and outstanding (net of 12,179,358 treasury shares) in 2008	470	471
Additional paid-in-capital	1,427	—
Retained earnings	77,575	73,595
Accumulated other comprehensive loss	(32,683)	(29,447)

Total stockholders’ equity	46,789	44,619

Total Liabilities and Stockholders’ Equity	$693,558	$697,660

See accompanying notes to the condensed consolidated financial statements

KNOLL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2009	2008
Sales	$212,609	$267,808
Cost of sales	137,842	177,485

Gross profit	74,767	90,323
Selling, general, and administrative expenses	51,763	58,422
Restructuring charges	6,239	—

Operating Income	16,765	31,901
Interest expense	2,771	4,934
Other income (expense), net	1,324	(195)

Income before income tax expense	15,318	26,772
Income tax expense	5,793	9,494

Net Income	$9,525	$17,278

Net earnings per share
Basic	$0.21	$0.36
Diluted	$0.21	$0.36
Dividends per share	$0.12	$0.12
Weighted-average shares outstanding:
Basic	45,301,358	47,725,944
Diluted	45,301,358	47,905,879

See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITES
Net income	$9,525	$17,278
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	4,490	4,980
Amortization of intangible assets	498	549
Loss on disposal of fixed assets	14	—
Unrealized foreign currency (gain) loss	714	(73)
Stock based compensation	2,062	1,914
Other non-cash items	6	(3)
Changes in assets and liabilites:
Customer receivables	(2,888)	(6,920)
Inventories	2,596	(8,261)
Accounts payable	(6,928)	901
Current and deferred income taxes	(10,152)	1,370
Other current assets	(1,454)	1,326
Other current liabilities	(16,609)	(8,547)
Other noncurrent assets and liabilities	3,286	1,692

Cash (used in) provided by operating activities	(14,840)	6,206

CASH FLOWS FOR INVESTING ACTIVITIES
Capital expenditures	(5,138)	(2,386)

Cash used in investing activities	(5,138)	(2,386)

CASH FLOWS FOR FINANCING ACTIVITIES
Proceeds from revolving credit facilities, net	24,000	4,661
Payment of dividends	(5,445)	(5,746)
Proceeds from the issuance of common stock	28	29
Purchase of common stock for treasury	(663)	(5,977)

Cash provided by (used in) financing activities	17,920	(7,033)

Effect of exchange rate changes on cash and cash equivalents	(548)	(278)

Decrease in cash and cash equivalents	(2,606)	(3,491)
Cash and cash equivalents at beginning of period	14,903	17,975

Cash and cash equivalents at end of period	$12,297	$14,484

See accompanying notes to the condensed consolidated financial statements

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Knoll, Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet of the Company, as of December 31, 2008, was derived from the Company’s audited consolidated balance sheet as of that date. All other consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company’s operations and cash flows for the periods presented. All of these adjustments are of normal recurring nature. All intercompany balances and transactions have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2008.

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

In November 2008, the FASB ratified the consensus reached in Emerging Issues Task Force issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-7 clarifies how to account for acquired defensive intangible assets subsequent to initial measurement under SFAS 141(revised), “Business Combinations” (“SFAS 141 (R)”), that the Company does not intend to actively use but does intend to hold to prevent others from obtaining access to the asset. EITF 08-7 is effective for fiscal years beginning after December 15, 2008, along with SFAS 141(R). The Company’s adoption of EITF 08-7 did not have a material impact on its consolidated results of operations, financial position or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Any effect of applying the provisions of SFAS 162 shall be reported as a change in accounting principle in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company’s adoption of SFAS 162 did not have a material impact on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the assets under SFAS No. 141(R) and other GAAP. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company adopted FSP FAS 142-3 as of January 1, 2009, as required. The Company’s adoption of FSP FAS 142-3 did not have a material impact on its consolidated financial statements.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133” (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities. Specifically, entities are required to provide enhanced disclosures about: a) how and why an entity uses derivative instruments; b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company adopted SFAS 161 as of January 1, 2009, as required. The Company adoption of SFAS 161 did not have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS 141(R), which is intended to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations. SFAS 141(R) requires that the acquiring entity in a business combination recognize all (and only) the assets and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose to investors and other users all of the information that they need to evaluate and understand the nature and financial effect of the business combination. In addition, SFAS 141(R) modifies the accounting for transaction and restructuring costs. SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted SFAS 141(R) as of January 1, 2009, as required. The Company expects that the application of SFAS 141(R) might have an impact on its consolidated financial statements if the Company consummates business combinations in the future.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 3: INVENTORIES

Inventories, net consist of:

	March 31, 2008	December 31, 2008
	(in thousands)
Raw Materials	$43,804	$48,138
Work-in-Process	6,738	7,423
Finished Goods	45,982	44,664

	$96,524	$100,225

Inventory reserves for obsolescence and other estimated losses were $6.8 million at March 31, 2009 and December 31, 2008.

NOTE 4: INCOME TAXES

As of March 31, 2009, the Company had unrecognized tax benefits of approximately $1.9 million. The entire amount of the unrecognized tax benefits would affect the effective tax rate if recognized. As of March 31, 2009, the Company is subject to U.S. Federal income tax examinations for the tax years 2005 through 2008, and to non-U.S. income tax examinations for the tax years 2001 to 2008. In addition, the Company is subject to state and local income tax examinations for the tax years 2001 through 2008.

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provisions for the three months ended March 31, 2009 and 2008 were based on the estimated effective tax rates applicable for the full years ending December 31, 2009 and 2008, after giving effect to items specifically related to the interim periods. The Company’s effective tax rate was 37.8% for the three months ended March 31, 2009 and 35.5% for the three months ended March 31, 2008. The Company’s effective tax rate is affected by the mix of pretax income and the different effective tax rates of the tax jurisdictions in which it operates.

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

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair values of the Company’s derivative instruments included in current and noncurrent liabilities are summarized as follows:

	March 31, 2009	December 31, 2008
	(in thousands)
Interest rate swap agreements	$(14,180)	$(12,839)

	$(14,180)	$(12,839)

The fair value of the Company’s derivative instruments included in current liabilities is $7.0 million at March 31, 2009. The fair value of the Company’s derivative instruments included in noncurrent liabilities is $7.2 million at March 31, 2009.

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

As of March 31, 2009, the Company had no outstanding foreign currency contracts. As of March 31, 2008, the Company had no outstanding foreign currency contracts but did enter into a short-term forward contract in March of 2008 with a valuation date of March 31, 2008 and a settlement date on April 1, 2008 the cost of which was approximately $1.3 million.

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

At March 31, 2009, the Company employed a total of 3,389 people. Approximately 15.3% of the employees are represented by unions. The Grand Rapids, Michigan plant is the only unionized plant within the U.S and has an agreement with the Carpenters Union, Local 1615, of the United Brotherhood of Carpenters and Joiners of America, Affiliate of the Carpenters Industrial Council (the Union), covering approximately 321 hourly employees. The Collective Bargaining Agreement expires August 27, 2011. Certain workers in the facilities in Italy are also represented by unions.

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

Changes in the warranty reserves for periods indicated are as follows:

	Three months ended
	March 31, 2009	March 31, 2008
	(in thousands)
Balance at beginning of period	$11,528	$10,078
Provision for warranty claims	1,977	2,936
Warranty claims paid	(2,190)	(2,329)

Balance at end of period	$11,315	$10,685

NOTE 7: PENSIONS AND OTHER POSTRETIREMENT BENEFITS

The following tables summarize the costs of the Company’s employee pension and post-retirement plans for the periods indicated.

	Pension Benefits		Other Benefits
	Three months ended		Three months ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
	(in thousands)
Service cost	$2,580	$2,408	$108	$103
Interest cost	2,433	2,107	394	367
Expected return on plan assets	(2,606)	(2,209)	—	—
Amortization of prior service cost	19	19	(335)	(336)
Recognized actuarial loss	18	3	170	170

Net periodic benefit cost	$2,445	$2,328	$337	$304

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8: STOCK PLANS

As of March 31, 2009, the Company sponsors two stock incentive plans with approximately 1,606,506 shares available for grant. Prior to January 1, 2006, the Company accounted for its stock incentive plans in accordance with APB 25, “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock Based Compensation, and no stock-based employee compensation was reflected in net income in respect of options granted under the existing plans at that time. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method for those unvested options granted after the Company’s initial public offering. The prospective method will be applied to those unvested options issued prior to the Company’s initial public offering that have historically been accounted for under the minimum value method. Such options continue to be accounted for under the provisions of APB 25 and the effect on net income if the Company had applied the fair value recognition provisions of SFAS 123(R) to stock-based employee compensation was immaterial.

NOTE 9: OTHER COMPREHENSIVE INCOME

Comprehensive income (loss) consists of net earnings, plus other comprehensive income which includes pension liability adjustments, foreign currency translation adjustments, and unrealized losses on derivatives. Comprehensive income was approximately $6.3 million and $14.5 million for the three months ended March 31, 2009 and March 31, 2008, respectively. The following presents the components of “Accumulated Other Comprehensive Income (Loss)” for the period indicated, net of tax (in thousands).

	Beginning Balance	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Ending Balance
Three months ended:
March 31, 2009
Pension Adjustment	$(24,901)	$—	$—	—	$(24,901)
Foreign currency translation adjustment	3,228	(2,425)	—	(2,425)	803
Unrealized loss on derivatives	(7,774)	(1,340)	529	(811)	(8,585)

Accumulated other comprehensive loss, net of tax	$(29,447)	$(3,765)	$529	$(3,236)	$(32,683)

NOTE 10: COMMON STOCK AND EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period (excluding unvested restricted shares). Diluted earnings per share reflects the additional dilution for all shares and potential shares issued under the stock incentive plans.

	Three months ended
	March 31, 2009	March 31, 2008
Weighted average shares of common stock outstanding—basic	45,301	47,726
Potentially dilutive shares resulting from stock plans	—	180

Weighted average common shares—diluted	45,301	47,906

Antidilutive options not included in the weighted average common shares-diluted	2,727	2,791

Common stock activity for the three months ended March 31, 2009 and 2008 included the repurchase of approximately 86,952 shares for $663,000 and 472,166 shares for $6.0 million, respectively. For the three months ended March 31, 2009 and 2008 common stock activity under the Company’s stock incentive plans also included the issuance of 249,382 shares for $28,000 and 522,989 shares for $29,000, respectively.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On February 10, 2009, one-sixth of the restricted share awards granted in December 2004 and one-fifth of restricted share awards granted in February 2008 and 2007 vested based on the achievement of certain operating profit targets. In addition, on February 10, 2009 one-third of restricted share awards granted to non-employee directors in February 2008 time vested based on their anniversary date. 86,952 of these shares were forfeited by the holders of the restricted shares to cover approximately $663,000 in applicable taxes paid on their behalf by the Company. These amounts are included in the total repurchases and issuances noted above.

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

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy. The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheet at March 31, 2009 (in thousands):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Interest rate swaps	$—	$(14,180)	$—	$(14,180)

Total	$—	$(14,180)	$—	$(14,180)

The interest rate swaps are included in other current and non-current liabilities within the consolidated balance sheet at March 31, 2009.

NOTE 12: RESTRUCTURING CHARGES

On February 3, 2009 the Company announced a restructuring plan in order to reduce costs. The restructuring plan included job eliminations. The Company based its accounting and disclosures on the requirements of SFAS No. 112, Employer’s Accounting for Postemployment Benefits and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. As a result, charges to operations were made in the periods in which restructuring plan liabilities were incurred. In connection with the above plan, the Company incurred $6.2 million in employee termination costs. A reserve was recorded on the balance sheet for employee terminations costs that have not been paid as of March 31, 2009.

Below is the summary of the restructuring reserve balance as of March 31, 2009:

Restructuring Reserve	Workforce Reductions
Reserve balance as of January 1, 2009	$1,445
Additions	6,239
Payments	1,156

Reserve balance as of March 31, 2009	$6,528

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations provides an account of our financial performance and financial condition that should be read in conjunction with the accompanying unaudited condensed consolidated financial statements.

Overview

Our 2009 first quarter results prove that we have begun to feel the impact of the global recession. Net sales were down 20.6% from $267.8 million during the first quarter of 2008 to $212.6 million during the first quarter of 2009. The decrease in sales was felt across all product categories and geographies. We experienced double digit declines in all product categories when compared to the prior year. Backlog of unfilled orders fell $40.6 million to $163.8 million, or 19.9%, compared to unfilled orders of $204.4 million at March 31, 2008. Earnings per share was $0.21, a decrease of 41.7%, when compared to $0.36 earnings per share in the prior year.

All of the current macroeconomic factors indicate that we will experience further declines throughout 2009. Our industry trade group, The Business and Institutional Furniture Manufacturer’s Association (“BIFMA”), is forecasting a sales decline of 19.3% for 2009. As a result of these factors and our declining sales we took further actions during the quarter to reduce our costs. For the quarter ended March 31, 2009, we incurred $6.2 million of pre-tax restructuring charges. We currently estimate that we will incur another $2.0 million to $4.0 million of pre-tax restructuring charges during the second quarter of 2009 as we try to appropriately set our cost structure for expected levels of demand.

On a positive note, gross margin for the first quarter of 2009 increased to 35.2% from 33.7% a year ago. The increase in gross margin can be mainly attributed to gains on foreign exchange translations and continuous improvements in our factories.

Operating expenses for the first quarter were $51.8 million, or 24.3% of sales, compared to $58.4 million, or 21.8% of sales, a year ago. The decrease in operating expenses during the quarter was in large part due to lower incentive and sales compensation in conjunction with our lower sales volumes. In addition, operating expenses across many of our departments are down as we attempt to control our costs during this decline in the industry.

Looking at the balance sheet our debt increased by $24.0 million during the quarter. Our cash requirements in the first quarter are generally higher as we pay accrued performance related compensation to our associates reducing our accrued liabilities. Inventories are down $3.7 million because of the lower sales volumes and accounts receivable were up slightly by $2.4 million. At March 31, 2009, we had $12.3 million of cash on hand.

For the three months ended March 31, 2009, cash used in operations was $14.8 million which included $17.3 million of net income and non-cash expenses, less $32.1 million of unfavorable changes in working capital. The $32.1 million unfavorable change is largely the result of current tax and accrued 2008 performance related compensation payments. During the quarter, we also invested $5.1 million in capital expenditures and paid a quarterly dividend of $5.4 million.

Going forward we will continue to focus on controlling our costs and maintaining a strong balance sheet. We will be working hard to reduce our working capital requirements in accounts receivable and inventory as well as closely monitoring capital expenditures.

Critical Accounting Policies

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses and the disclosure of certain contingent assets and liabilities. Actual results may differ from such estimates. On an ongoing basis, we review our accounting policies and procedures. A more detailed review of our critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

Comparison of First Quarter Ended March 31, 2009 to First Quarter Ended March 31, 2008

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Consolidated Statement of Operations Data (in thousands):
Net Sales	$212,609	$267,808
Gross Profit	74,767	90,323
Restructuring Charges	6,239	—
Operating Income	16,765	31,901
Interest Expense	2,771	4,934
Other Income (Expense), net	1,324	(195)
Income Tax Expense	5,793	9,494

Net Income	$9,525	$17,278

Statistical and Other Data:
Sales Growth From Comparable Prior Year	(20.6)%	8.0%
Gross Profit Margin	35.2%	33.7%
Backlog	$163,768	$204,403

Sales

Sales for the first quarter of 2009 were $212.6 million, a decrease of $55.2 million, or 20.6%, from sales of $267.8 million for the same period in the prior year. The decrease in sales was experienced across all product categories. The slowing world economy is weakening the demand for our products as we see sales declining in all geographies and categories. International sales decreased more than North American sales due primarily to currency devaluations against the dollar. In 2009, BIFMA is forecasting a 19.3% decline in sales and a 26.5% decline in orders when compared with 2008.

At March 31, 2009, our sales backlog was $163.8 million, a decrease of $40.6 million, or 19.9%, from our sales backlog of $204.4 million as of March 31, 2008.

Gross Profit and Operating Income

Gross profit for the first quarter of 2009 was $74.8 million, a decrease of $15.6 million, or 17.2%, from gross profit of $90.3 million for the first quarter ended March 31, 2008. Operating income for the first quarter of 2009 was $16.8 million, a decrease of $15.1 million, or 47.3%, from operating income of $31.9 million for the first quarter of 2008. Operating income for the first quarter of 2009 includes a restructuring charge of $6.2 million. As a percentage of sales, gross profit increased to 35.2% for the first quarter of 2009 from 33.7% for the first quarter of 2008. Operating income as a percentage of sales decreased to 7.9% in the first quarter of 2009 from 11.9% over the same period of 2008.

The increase in gross profit margin from the first quarter of 2008 largely resulted from favorable movements in foreign exchange. In addition, we benefited from cost cutting measures that were initiated during the second quarter of 2008, continuous improvement in our factories, and our global sourcing efforts.

Operating expenses for the first quarter 2009 were $51.8 million, or 24.4% of sales, compared to $58.4 million, or 21.8% of sales, for the first quarter 2008. The decrease in operating expense dollars during the first quarter of 2008 was largely due to decreased spending in conjunction with our lower sales volumes. Decreased sales and incentive compensation accounted for approximately $3.0 million of the reduction in operating expenses.

Interest Expense

Interest expense for the quarter ended March 31, 2009 was $2.8 million, a decrease of $2.1 million from the same period in 2008. The increase is due to lower average interest rates. The weighted average interest rate for the first quarter of 2009 was 2.9%. The weighted average interest rate for the same period of 2008 was 5.0%.

Other Income (Expense), net

Other income for the first quarter of 2009 was $1.3 million. Other expense for the first quarter of 2008 was $0.2 million. The increase from the first quarter 2008 was primarily due to foreign exchange gains on currency.

Income Tax Expense

The effective tax rate was 37.8% for the quarter, as compared to 35.5% for the same period last year. The increase in the effective tax rate is largely due to the mix of pretax income in the countries in which we operate.

Liquidity and Capital Resources

The following table highlights certain key cash flows and capital information pertinent to the discussion that follows:

	March 31, 2009	March 31, 2008
	(in thousands)
Cash (used in) provided by operating activities	$(14,840)	$6,206
Capital expenditures	5,138	2,386
Net cash used in investing activities	5,138	2,386
Purchase of common stock	663	5,977
Net borrowings of debt	24,000	4,661
Payment of dividend	5,445	5,746
Net proceeds from issuance of stock	28	29
Net cash provided by (used in) financing activities	17,920	(7,033)

Historically, we have carried significant amounts of debt, and cash generated by operating activities has been used to fund working capital, capital expenditures, repurchase shares, pay quarterly dividends and scheduled payments of principal and interest under our debt. Our capital expenditures are typically for new product tooling and manufacturing equipment. These capital expenditures support new products and continuous improvements in our manufacturing processes.

We use our revolving credit facility in the ordinary course of business to fund our working capital needs, and at times make significant borrowings and repayments under the revolving facility depending on our cash needs and availability at such time.

Year to date net cash used in operations was $14.8 million, of which $17.3 million was provided by net income plus non-cash amortizations and stock-based compensation, offset by $32.1 million of unfavorable changes in working capital. The $32.1 million of unfavorable changes in working capital is primarily due to accrued employee compensation and income tax payments. Cash provided by operating activities was $6.2 million in the first quarter of 2008.

For the first quarter of 2009, we used available cash, including the $17.9 million of net cash from financing activities, to fund $5.1 million in capital expenditures, repurchase $663,000 of common stock for treasury, fund a dividend payment to shareholders totaling $5.4 million and fund working capital. For the first quarter of 2008, we used available cash, including the $6.2 million of net cash from operating activities, and $4.7 million of net borrowings, to fund $2.4 million in capital expenditures, repurchase $6.0 million of common stock for treasury, fund a dividend payment to shareholders totaling $5.7 million and fund working capital.

Cash used in investing activities was $5.1 million for the first quarter of 2009 and $2.4 million for the same period in 2008. Fluctuations in cash used in investing activities are primarily attributable to the levels of capital expenditures.

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

Contractual Obligations

Contractual obligations associated with our ongoing business will result in cash payments in future periods. A table summarizing the amounts and timing of these future cash payments was provided in the Company’s Form 10-K filing for the year ended December 31, 2008.

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

Off-Balance Sheet Arrangements

We do not currently have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Forward-looking Statements

This Quarterly report on Form 10-Q contains forward-looking statements, principally in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk.” Statements and financial discussion and analysis contained in this Form 10-Q that are not historical facts are forward-looking statements. These statements discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to us, based on our current beliefs as well as assumptions made by us and information currently available to us. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “possible,” “potential,” “predict,” “project,” or other similar words, phrases or expressions. Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation: the risks described in Item 1A and in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008; changes in the financial stability of our clients or the overall economic environment, resulting in decreased corporate spending and service sector employment; changes in relationships with clients; the mix of products sold and of clients purchasing our products; the success of new technology initiatives; changes in business strategies and decisions; competition from our competitors; our ability to recruit and retain an experienced management team; changes in raw material prices and availability; restrictions on government spending resulting in fewer sales to one of our largest customers; our debt restrictions on spending; our ability to protect our patents, copyrights and trademarks; our reliance on furniture dealers to produce sales; lawsuits arising from patents, copyrights and trademark infringements; violations of environment laws and regulations; potential labor disruptions; adequacy of our insurance policies; the availability of future capital; the overall strength and stability of our dealers and customers; access to necessary capital; and currency rate fluctuations. The factors identified above are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement. Unpredictable or unknown factors could also have material adverse effects on us. All forward-looking statements included in this Form 10-Q are expressly qualified in their entirety by the foregoing cautionary statements. Except as required under the Federal securities laws and rules regulations of the SEC, we undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We provided a discussion of our market risk in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2008. During the first three months of 2009, there was no substantive change in our market risk except for the items noted below. This discussion should be read in conjunction with Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2008.

During the normal course of business, we are routinely subjected to market risk associated with interest rate movements and foreign currency exchange rate movements. Interest rate risk arises from our debt obligations and related interest rate hedge agreements. Foreign currency exchange rate risk arises from our non-U.S. operations and purchases of inventory from foreign suppliers.

We have risk in our exposure to certain material and transportation costs. Steel, leather, wood products and plastics are all used in the manufacture of our products. The price for these commodities particularly steel and plastics has increased significantly in recent history. We believe inflation of steel, leather, wood products and plastics will be moderate in 2009. For the quarter ended March 31, 2009, material inflation was approximately $1.6 million. We continue to work to offset these price changes in raw materials and transportation through our global sourcing initiatives, cost improvements and price increases to our products.

Interest Rate Risk

We have variable rate debt obligations that are denominated in U.S. dollars. A change in interest rates impacts the interest incurred and cash paid on our variable rate debt obligations. The annualized weighted average rate for the first quarter of 2009 was 2.9%. The annualized weighted average rate for the same period of 2008 was 5.0%.

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

Foreign Currency Exchange Rate Risk

We manufacture our products in the United States, Canada and Italy, and sell our products primarily in those markets as well as in other European countries. Our foreign sales and certain expenses are transacted in foreign currencies. Our production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. Additionally, as we report currency in the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the Canadian dollar and the Euro. Approximately 11.6% of our revenues for the first quarter 2009 and 15.5% in the same period for 2008, and 33.3% of our cost of goods sold for the first quarter of 2009 and 39.4 % in the same period of 2008, were denominated in currencies other than the U.S. dollar. Foreign currency exchange rate fluctuations resulted in a $1.1 million gain in the first quarter of 2009 and a $323,000 loss in 2008.

From time to time, we enter into foreign currency forward exchange contracts and foreign currency option contracts for other than trading purposes in order to manage our exposure to foreign exchange rates associated with short-term operating receivables of a Canadian subsidiary that are payable by our U.S. operations. The terms of these contracts are generally less than a year. Changes in the fair value of such contracts are reported in earnings in the period the value of the contract changes. As of March 31, 2009, the Company had no outstanding foreign currency contracts. As of March 31, 2008, the Company had no outstanding foreign currency contracts but we entered into a one-month short-term forward contract, having a valuation date of March 31, 2008. The contract settled on April 1, 2008 at the cost of approximately $1.3 million.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report (March 31, 2009) (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, our principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. Our principal executive officer and principal financial officer also conducted an evaluation of our internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended March 31, 2009 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended March 31, 2009.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

During the first quarter of 2009, there have been no new material legal proceedings or material changes in the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 1A.	RISK FACTORS

During the first quarter of 2009, there were no material changes in the risk factors disclosed in our Annual Report on Form 10-K report for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS

Repurchases of Equity Securities

The following is a summary of share repurchase activity during the three months ended March 31, 2009.

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

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as part of publicly Announced Plans or Programs	Maximum Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1)
January 1, 2009 – January 31, 2009	—		—	—	32,352,413
February 1, 2009 – February 28, 2009	86,952	(2)	7.63	—	32,352,413
March 1, 2009 – March 31, 2009	—		—	—	32,352,413

Total	86,952			—

(1)	There is no limit on the number or value of shares that may be purchased by us under the Options Proceeds Program. Under our $50.0 million stock repurchase program, which was expanded by an additional $50.0 million in February of 2008, we are only authorized to spend an aggregate of $100.0 million on stock repurchases. Amounts in this column represent the amounts that remain available under the $100.0 million stock repurchase program as of the end of the period indicated. There is no scheduled expiration date for the Option Proceeds Program or the $100.0 million stock repurchase program, but our board of directors may terminate either program in the future.
(2)	On February 10, 2009, 244,745 shares of outstanding restricted stock vested. Concurrently with the vesting, 86,952 shares were forfeited by holders of the vested restricted shares to cover applicable taxes paid on their behalf by the Company.

ITEM 6.	EXHIBITS

Exhibit Number	Description
10.1	Amendment to Amended and Restated Employment Agreement between Knoll, Inc. and Burton B. Staniar, dated as of May 4, 2009.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOLL, INC.
(Registrant)

Date: May 11, 2009

By:	/s/ Andrew B. Cogan
Andrew B. Cogan
Chief Executive Officer

Date: May 11, 2009

By:	/s/ Barry L. McCabe
Barry L. McCabe
Chief Financial Officer