Form 10-Q
period 2009-06-30
KNOLL INC
filed 2009-08-10
CIK 1011570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 6, 2009, there were 47,015,512 shares (including 1,629,931 shares of non-voting restricted shares) of the Registrant’s common stock, par value $0.01 per share, outstanding.

KNOLL, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KNOLL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,766	$14,903
Customer receivables, net	120,166	126,051
Inventories	86,966	100,225
Deferred income taxes	9,484	10,899
Prepaid and other current assets	9,908	8,170

Total current assets	240,290	260,248

Property, plant, and equipment, net	136,541	132,168
Goodwill, net	74,730	74,301
Intangible assets, net	224,279	224,819
Other non-trade receivables	3,210	3,740
Other noncurrent assets	2,113	2,384

Total Assets	$681,163	$697,660

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$134	$121
Accounts payable	68,024	78,442
Income taxes payable	—	13,328
Other current liabilities	83,229	103,129

Total current liabilities	151,387	195,020

Long-term debt	338,286	337,258
Deferred income taxes	36,119	35,245
Postretirement benefits other than pensions	23,768	23,111
Pension liability	46,612	46,031
International retirement obligation	4,207	3,891
Other noncurrent liabilities	14,356	12,485

Total liabilities	614,735	653,041

Stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 47,019,889 issued and outstanding (net of 12,331,328 treasury shares) at June 30, 2009 and 47,126,403 shares issued and outstanding (net of 12,179,358 treasury shares) at December 31, 2008	470	471
Additional paid-in-capital	3,484	—
Retained earnings	84,704	73,595
Accumulated other comprehensive loss	(22,230)	(29,447)

Total stockholders’ equity	66,428	44,619

Total Liabilities and Stockholders’ Equity	$681,163	$697,660

See accompanying notes to the condensed consolidated financial statements

KNOLL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Sales	$202,197	$292,536	$414,806	$560,344
Cost of sales	131,468	191,449	269,310	368,934

Gross profit	70,729	101,087	145,496	191,410
Selling, general, and admistrative expenses	50,142	62,557	101,905	120,979
Restructuring charges	2,073	3,432	8,312	3,432

Operating Income	18,514	35,098	35,279	66,999
Interest expense	2,856	3,963	5,627	8,898
Other expense, net	2,747	64	1,423	258

Income before income tax expense	12,911	31,071	28,229	57,843
Income tax expense	4,837	10,154	10,630	19,648

Net Income	$8,074	$20,917	$17,599	$38,195

Net earnings per share
Basic	$0.18	$0.44	$0.39	$0.81
Diluted	$0.18	$0.44	$0.39	$0.80
Dividends per share	$0.02	$0.12	$0.14	$0.24
Weighted-average shares outstanding:
Basic	45,386,945	47,032,982	45,344,388	47,379,463
Diluted	45,389,692	47,112,672	45,345,762	47,509,276

See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITES
Net income	$17,599	$38,195
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	9,206	10,010
Amortization of intangible assets	1,103	1,082
Loss on disposal of fixed assets	115	—
Unrealized foreign currency loss	1,955	474
Stock based compensation	4,130	3,421
Other non-cash items	12	896
Changes in assets and liabilites:
Customer receivables	7,215	(5,478)
Inventories	14,545	(9,678)
Accounts payable	(11,366)	6
Current and deferred income taxes	(12,340)	6,127
Other current assets	(1,540)	1,091
Other current liabilities	(21,854)	(3,193)
Other noncurrent assets and liabilities	4,143	4,239

Cash provided by operating activities	12,923	47,192

CASH FLOWS FOR INVESTING ACTIVITIES
Capital expenditures	(10,243)	(6,644)
Proceeds from the sale of assets	10	—

Cash used in investing activites	(10,233)	(6,644)

CASH FLOWS FOR FINANCING ACTIVITIES
Proceeds from revolving credit facilites, net	1,000	(5,000)
Payment of dividends	(6,353)	(11,389)
Proceeds from the issuance of common stock	57	61
Purchase of common stock for treasury	(704)	(19,872)

Cash used in financing activities	(6,000)	(36,200)

Effect of exchange rate changes on cash and cash equivalents	2,173	371

(Decrease) increase in cash and cash equivalents	(1,137)	4,719
Cash and cash equivalents at beginning of period	14,903	17,975

Cash and cash equivalents at end of period	$13,766	$22,694

See accompanying notes to the condensed consolidated financial statements

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Knoll, Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet of the Company, as of December 31, 2008, was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company’s operations and cash flows for the periods presented. All of these adjustments are of normal recurring nature. All intercompany balances and transactions have been eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2008.

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). SFAS 168 establishes the FASB Accounting Standards CodificationTM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 is effective for most financial statements issued for interim and annual periods ending after September 15, 2009. The Company is currently determining the impact of SFAS 168 on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition, under SFAS 165, an entity is required to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. SFAS 165 does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted SFAS 165 as of June 30, 2009, as required. The adoption of SFAS 165 did not have a material impact on the Company’s consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133” (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities. Specifically, entities are required to provide enhanced disclosures about: a) how and why an entity uses derivative instruments; b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company adopted SFAS 161 as of January 1, 2009, as required. The Company’s adoption of SFAS 161 did not have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS 141(R), which is intended to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations. SFAS 141(R) requires that the acquiring entity in a business combination recognize all (and only) the assets and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose to investors and other users all of the information that they need to evaluate and understand the nature and financial effect of the business combination. In addition, SFAS 141(R) modifies the accounting for transaction and restructuring costs. SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted SFAS 141(R) as of January 1, 2009, as required. The application of SFAS 141(R) could have an impact on the Company’s consolidated financial statements if the Company consummates business combinations in the future.

NOTE 3: INVENTORIES

Inventories, net consist of:

	June 30, 2009	December 31, 2008
	(in thousands)
Raw Materials	$38,009	$48,138
Work-in-Process	6,207	7,423
Finished Goods	42,750	44,664

	$86,966	$100,225

Inventory reserves for obsolescence and other estimated losses were $6.9 million and $6.8 million at June 30, 2009 and December 31, 2008, respectively.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 4: INCOME TAXES

As of June 30, 2009, the Company had unrecognized tax benefits of approximately $1.8 million. The entire amount of the unrecognized tax benefits would affect the effective tax rate if recognized. As of June 30, 2009, the Company is subject to U.S. Federal income tax examinations for the tax years 2005 through 2008, and to non-U.S. income tax examinations for the tax years 2001 to 2008. In addition, the Company is subject to state and local income tax examinations for the tax years 2001 through 2008.

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provisions for the three months ended June 30, 2009 and 2008 were based on the estimated effective tax rates applicable for the full years ending December 31, 2009 and 2008, respectively, after giving effect to items specifically related to the interim periods. The Company’s effective tax rate was 37.5% for the three months ended June 30, 2009 and 32.7% for the three months ended June 30, 2008. The increase in the effective tax rate is primarily due to the utilization of a net operating loss carryforward in one of our foreign subsidiaries of approximately $1.4 million which was recognized in the second quarter of 2008. The Company’s effective tax rate was 37.7% for the six months ended June 30, 2009 and 34.0% for the six months ended June 30, 2008. The Company’s effective tax rate is affected by the mix of pretax income and the different effective tax rates of the tax jurisdictions in which it operates.

NOTE 5: DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses derivative financial instruments, to reduce its exposure to adverse fluctuations in foreign currency exchange and interest rates.

On May 21, 2008, the Company entered into four interest rate swap agreements for purposes of managing its risk in interest rate fluctuations. These agreements each hedge a notional amount of $150.0 million of the Company’s borrowings under the revolving credit facility. Two of the agreements were effective June 9, 2009 and expire on June 9, 2010. On these two agreements, the Company pays a fixed rate of 3.51% and receives a variable rate of interest equal to three-month London Interbank Offered Rate (LIBOR), as determined on the last day of each quarterly settlement period. The other two agreements are effective on June 9, 2010 and expire on June 9, 2011. The Company pays a fixed rate of 4.10% on these two agreements and receives a variable rate of interest equal to three-month LIBOR.

The Company has elected to apply hedge accounting under SFAS No. 133 to these swap agreements. Changes in the fair value of these interest rate swap agreements are recorded as a component of accumulated other comprehensive income (loss) in the equity section of the balance sheet. The net amount paid or received upon quarterly settlements is recorded as an adjustment to interest expense, with a corresponding reduction in other comprehensive income (loss).

The effect of derivative instruments on the consolidated statement of income for the three months ended June 30, 2009 was as follows (in thousands):

Derivatives in SFAS 133 Cash Flow Hedge Relationship	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Locations of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Locations of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap contracts	$3	Interest Expense	$(503)	None	$—

Total	$3		$(503)		$—

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The effect of derivative instruments on the consolidated statement of income for the six months ended June 30, 2009 was as follows (in thousands):

Derivatives in SFAS 133 Cash Flow Hedge Relationship	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Locations of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Locations of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap contracts	$(1,343)	Interest Expense	$(503)	None	$—

Total	$(1,343)		$(503)		$—

Assuming interest rates stay at current levels, in the coming twelve months, the Company anticipates that approximately $7.6 million will be reclassified from other comprehensive income (loss), to interest expense in connection with quarterly settlements of the above-referenced swap agreements.

The following table sets forth the fair value of the interest rate swap contract liabilities included in accrued interest within the consolidated balance sheets at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 30, 2008
	(in thousands)
Interest rate swap agreements	$(13,679)	$(12,839)

The fair value of the Company’s derivative instruments included in current liabilities is $7.6 million at June 30, 2009. The fair value of the Company’s derivative instruments included in non-current liabilities is $6.1 million at June 30, 2009. The fair value of the Company’s derivative instruments included in current liabilities is $6.6 million at December 31, 2008. The fair value of the Company’s derivative instruments included in non-current liabilities is $6.2 million at December 31, 2008.

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

As of June 30, 2009, the Company did not have any outstanding foreign currency contracts. As of June 30, 2008, the Company had one foreign currency contract outstanding which was entered into on June 30, 2008 and had a settlement date of August 1, 2008.

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

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At June 30, 2009, the Company employed a total of 3,385 people. Approximately 15.6% of the employees are represented by unions. The Grand Rapids, Michigan plant is the only unionized plant within the U.S and has an agreement with the Carpenters Union, Local 1615, of the United Brotherhood of Carpenters and Joiners of America, Affiliate of the Carpenters Industrial Council (the Union), covering approximately 334 hourly employees. The Collective Bargaining Agreement expires August 27, 2011. Certain workers in the facilities in Italy are also represented by unions.

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

	Six Months Ended
	June 30, 2009	June 30, 2008
	(in thousands)
Balance at beginning of period	$11,528	$10,078
Provision for warranty claims	3,544	6,465
Warranty claims paid	(3,955)	(5,196)

Balance at end of period	$11,117	$11,347

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 7: PENSIONS

The following tables summarize the costs of the Company’s employee pension and post retirement plans for the periods indicated.

	Pension Benefits		Other Benefits
	Three months ended		Three months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(in thousands)
Service cost	$2,580	$2,408	$108	$103
Interest cost	2,434	2,107	394	367
Expected return on plan assets	(2,606)	(2,209)	—	—
Amortization of prior service cost	19	19	(335)	(336)
Recognized actuarial loss	18	3	170	170

Net periodic benefit cost	$2,445	$2,328	$337	$304

	Pension Benefits		Other Benefits
	Six months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(in thousands)
Service cost	$5,160	$4,816	$216	$206
Interest cost	4,868	4,214	788	734
Expected return on plan assets	(5,212)	(4,418)	—	—
Amortization of prior service cost	38	38	(670)	(672)
Recognized actuarial loss	36	6	340	340

Net periodic benefit cost	$4,890	$4,656	$674	$608

NOTE 8: STOCK PLANS

As of June 30, 2009, the Company sponsors two stock incentive plans with approximately 1,604,528 shares available for grant. Prior to January 1, 2006, the Company accounted for its stock incentive plan in accordance with APB 25, “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock Based Compensation, and no stock-based employee compensation was reflected in net income in respect of options granted under the existing plans at that time. Effective January 1, 2006 the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method for those unvested options granted after the Company’s initial public offering. The prospective method will be applied to those unvested options issued prior to the Company’s initial public offering that have historically been accounted for under the minimum value method. Such options continue to be accounted for under the provisions of APB 25 and the effect on net income if the Company had applied the fair value recognition provisions of SFAS 123(R) to stock-based employee compensation was immaterial.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 9: OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net earnings, plus other comprehensive income which includes pension liability adjustments, foreign currency translation adjustments, and unrealized losses on derivatives. Comprehensive income was approximately $18.5 million and $23.5 million for the three months ended June 30, 2009 and June 30, 2008, respectively. For the six months ended June 30, 2009 and June 30, 2008, comprehensive income totaled $24.8 million and $38.1 million, respectively. The following presents the components of “Accumulated Other Comprehensive Income (Loss)” for the period indicated, net of tax (in thousands).

	Beginning Balance	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Ending Balance
Six months ended:
June 30, 2009
Pension Adjustment	$(24,901)	$—	$—	$—	$(24,901)
Foreign currency translation adjustment	3,228	7,725	—	7,725	10,953
Unrealized loss on derivatives	(7,774)	(840)	332	(508)	(8,282)

Accumulated other comprehensive loss, net of tax	$(29,447)	$6,885	$332	$7,217	$(22,230)

NOTE 10: COMMON STOCK AND EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period (excluding unvested restricted shares). Diluted earnings per share reflects the additional dilution for all shares and potential shares issued under the stock incentive plans.

	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(in thousands)
Weighted average shares of common stock outstanding—basic	45,387	47,033	45,344	47,379
Potentially dilutive shares resulting from stock plans	3	80	1	130

Weighted average common shares—diluted	45,390	47,113	45,345	47,509

Antidilutive options not included in the weighted average common shares - diluted	2,727	2,298	2,727	2,298

Common stock activity for the six months ended June 30, 2009 and 2008 included the repurchase of approximately 93,073 shares for $704 thousand and 1,607,433 shares for $19.9 million, respectively. Common stock activity for the first six months of 2009 and 2008 also included the issuance of 8,609 shares for $57 thousand and the vesting of 264,745 restricted shares in 2009, and the issuance of 5,394 shares for $61 thousand and the vesting of 520,337 restricted shares in 2008, under the Company’s stock based compensation plans, as well as, shares that were issued to a board of director’s member in lieu of cash.

On April 21, 2009, one-fifth (20,000 shares) of the restricted share awards granted in April 2008 time vested based on their anniversary date. 6,116 of these shares were forfeited by the holder of the restricted shares to cover applicable taxes paid on their behalf by the Company. These shares were sold to treasury for approximately $41 thousand. These amounts are included in the total repurchases and issuances noted above.

On February 10, 2009, one-sixth of the restricted share awards granted in December 2004 and one-fifth of the restricted share awards granted in February 2008 and 2007 vested based on the achievement of certain operating profit targets. On February 10, 2009, one-third of the restricted share awards granted to our non-employee directors in February 2008 time vested based on their anniversary date. 86,952 of these shares were forfeited by the holders of the restricted shares to cover applicable taxes paid on their behalf by the Company. These shares were sold to treasury for approximately $663 thousand. These amounts are included in the total repurchases and issuances noted above.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 11: RESTRUCTURING CHARGES

On April 3, 2008 the Company announced a restructuring plan in order to reduce costs. Additional reductions were announced December 4, 2008 and February 3, 2009. The restructuring plan announced on February 3, 2009 included job eliminations and showroom closings. The Company based its accounting and disclosures on the requirements of SFAS No. 112, Employer’s Accounting for Postemployment Benefits and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. As a result, charges to operations were made in the periods in which restructuring plan liabilities were incurred. In connection with the above plans the Company incurred $2.1 million and $8.3 million of restructuring charges during the three and six months ended June 30, 2009. These restructuring charges include employee termination costs as well as costs associated with exiting three leased showrooms. During the three months and six months ended June 30, 2008 the Company incurred restructuring charges of $3.4 million. A reserve was recorded on the balance sheet for employee terminations costs and showroom lease payments that have not been paid as of June 30, 2009.

Below is the summary of additions and payments to the restructuring reserve during 2009 (in thousands):

Reserve balance as of December 31, 2008	$1,445
Additions	8,312
Payments	5,126

Reserve balance as of June 30, 2009	$4,631

NOTE 12: FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practicable to estimate:

Cash and Cash Equivalents

The fair value of the Company’s cash and cash equivalents approximates the carrying value of the Company’s cash and cash equivalents, due to the short maturity of the cash equivalents.

Long-term Debt

The fair value of the Company’s $338.4 million revolving credit facility approximates its carrying value, as it is variable-rate debt. The fair value of the Company’s other long-term obligations approximates its carrying value.

Interest Rate Swap Contracts

The fair value of the Company’s interest rate swap contracts is measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation, subject to a credit adjustment to the LIBOR-based yield curve’s implied discount rates.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$13,766	$13,766	$14,903	$14,903
Financial Liabilities:
Long-term debt
Senior credit facility	338,420	338,420	337,379	337,379
Interest swap contracts	13,679	13,679	12,839	12,839

NOTE 13: FAIR VALUE MEASUREMENTS

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

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy. The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheet at June 30, 2009 (in thousands):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Interest rate swaps	$—	$13,679	$—	$13,679

Total	$—	$13,679	$—	$13,679

The interest rate swaps are included in current and non-current liabilities within the consolidated balance sheet at June 30, 2009.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheet at December 31, 2008 (in thousands):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Interest rate swaps	$—	$12,839	$—	$12,839

Total	$—	$12,839	$—	$12,839

The interest rate swaps were included in current and non-current liabilities within the consolidated balance sheet at December 31, 2008.

NOTE 14: SUBSEQUENT EVENTS

The Company evaluated all subsequent events through August 10, 2009, which is the date that the consolidated financial statements were issued. No material subsequent events have occurred since June 30, 2009 that required recognition or disclosure in these financial statements.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations provides a discussion of our financial performance and financial condition that should be read in conjunction with the accompanying unaudited condensed consolidated financial statements

Overview

During the second quarter of 2009 we continued to be affected by lower demand caused by the global recession. Net sales were $202.2 million for the quarter, a decrease of 30.9% from the second quarter of 2008. The decrease in net sales was felt across all product categories and geographies. Our largest percentage sales declines occurred in office systems and in Europe. Backlog of unfilled orders at June 30, 2009 was $134.1 million, a decrease of $56.9 million, or 29.8%, compared to unfilled orders at June 30, 2008. Diluted earnings per share in the second quarter of 2009 fell 59.1% to $0.18 per share when compared to $0.44 per share during the same period in the prior year.

For the quarter, gross margin expanded 40 basis points to 35.0% versus the comparable quarter of the prior year despite significantly lower sales. The increase from the second quarter of 2008 largely resulted from favorable movements in foreign exchange and reduced transportation costs. Our global sourcing and continuous improvement programs as well as previously implemented cost reduction programs also aided in the increase.

During the second quarter of 2009, we incurred restructuring charges of $2.1 million. These charges included employee termination costs and costs associated with exiting three leased showrooms. During the second quarter of 2008, we incurred restructuring charges of $3.4 million related to employee termination costs and the discontinuation of a product line. Excluding these restructuring charges operating expenses for the quarter were $50.1 million, or 24.8% of sales, compared to $62.6 million, or 21.4% of sales, a year ago. The decrease in operating expenses during the second quarter of 2009 was in large part due to decreased spending in conjunction with our lower sales volumes; specifically lower commissions and incentive accruals. In addition, we are beginning to see benefits from previously implemented cost cutting measures. Our operating profit for the second quarter of 2009 was $18.5 million, a decrease of $16.6 million, or 47.3%, over the same period in 2008.

We continue to manage our balance sheet. We were able to pay down $23.0 million of debt during the second quarter of 2009. We will continue our efforts to reduce our receivables and inventory balances and use the available cash to pay down our outstanding debt. Maintaining a strong balance sheet and aggressively freeing up working capital remain top priorities. In furtherance of these efforts, we reduced our dividend to $0.02 in the second quarter of 2009. This has provided us with cash to use for other purposes. For the three months ended June 30, 2009, cash generated from operations was $27.8 million. Included in cash from operations was $10.1 million and $11.9 million from reductions in receivables and inventory. Capital expenditures for the quarter were $5.1 million.

We expect the difficult sales environment to continue in the third quarter. Reductions in our commodity costs will help our gross margins. However we believe continued competitive pricing in the marketplace will offset most if not all of these benefits. Lower absorption of our fixed costs and costs associated with new product launches will also negatively impact our margins.

On a positive note, looking in the third quarter, we believe we will begin to see the benefit of sales from our newly introduced Generation by Knoll™ chair. The chair won the Best of Neocon® gold award at our industry’s annual trade show. We believe this chair will be a game changer in the industry and will help us gain additional market share in seating.

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

Results of Operations

Comparison of the Three Months and Six Months Ended June 30, 2009 and 2008

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(in thousands)
Consolidated Statement of Operations Data:
Net Sales	$202,197	$292,536	$414,806	$560,344
Gross Profit	70,729	101,087	145,496	191,410
Restructuring charges	2,073	3,432	8,312	3,432
Operating Income	18,514	35,098	35,279	66,999
Interest Expense	2,856	3,963	5,627	8,898
Other Expense, net	2,747	64	1,423	258
Income Tax Expense	4,837	10,154	10,630	19,648
Net Income	$8,074	$20,917	$17,599	$38,195
Statistical and Other Data:
Sales Growth from Comparable Prior Period	(30.9%)	7.5%	(26.0%)	7.8%
Gross Profit Margin	35.0%	34.6%	35.1%	34.2%
Backlog	$134,136	$191,036	$134,136	$191,036

Sales

Sales for the second quarter of 2009 were $202.2 million, a decrease of $90.3 million, or 30.9%, from sales of $292.5 million for the same period in the prior year. Sales for the six months ended June 30, 2009 were $414.8 million, a decrease of $145.5 million, or 26.0%, over the first six months of 2008. We experienced double digit declines in every product category and Europe continued to decline more than North America. These declines are occurring across the industry as the Business and Institutional Furniture Manufacturer’s Association (“BIFMA”) is forecasting a 28.6% decline in sales and a 29.3% decline in orders in 2009.

Gross Profit and Operating Income

Gross profit for the second quarter of 2009 was $70.7 million, a decrease of $30.4 million, or 30.1%, from gross profit of $101.1 million for the second quarter of 2008. Gross profit for the six months ended June 30, 2009 was $145.5 million, a decrease of $45.9 million, or 24.0%, from gross profit of $191.4 million for the same period in the prior year. Operating income for the second quarter of 2009 was $18.5 million, a decrease of $16.6 million, or 47.3%, from operating income of $35.1 million for the second quarter of 2008. Operating income for the second quarter of 2009 includes restructuring charges totaling $2.1 million. Operating income for the six months ended June 30, 2009 was $35.3 million, a decrease of $31.7 million, or 47.3%, from operating income of $67.0 million for the same period in 2008. Operating income for the six months ended June 30, 2009 includes restructuring charges totaling $8.3 million. Operating income for the six months ended June 30, 2008 includes restructuring charges totaling $3.4 million. As a percentage of sales, gross profit increased from 34.6% for the second quarter of 2008 to 35.0% for the second quarter of 2009. Operating income as a percentage of sales decreased from 12.0% in the second quarter of 2008 to 9.2% for the same period of 2009. For the six months ended June 30, 2009 and 2008 gross profit as a percentage of sales was 35.1% and 34.2%, respectively. Operating income as a percentage of sales decreased from 12.0% in the first six months of 2008 to 8.5% in the first six months of 2009.

Operating expenses for the second quarter 2009 were $50.1 million, or 24.8% of sales, compared to $62.6 million, or 21.4% of sales, for the second quarter 2008. Operating expenses for the six months ended June 30, 2009 were $101.9 million or 24.6% of sales compared to $121.0 million or 21.6% of sales for the same period in 2008. The decrease in operating expense dollars for the quarter and six months ended June 30, 2009 as compared with the prior year periods was in large part due to our cost reduction programs in response to decreased demand for our products. Decreased sales and performance related compensation accounted for approximately $6.0 million of the reduction in operating expenses during the second quarter of 2009.

Interest Expense

Interest expense for the three and six months ended June 30, 2009 was $2.9 million and $5.6 million, respectively, a decrease of $1.1 million and $3.3 million, respectively, from the same periods in 2008. The decrease in interest expense for the periods noted above is due to lower average interest rates. During the second quarter of 2009 two of our interest rate swap agreements which were entered into May 21, 2008 went into effect. Interest expense of $503 thousand was accrued during the quarter. After giving effect to the interest rate swaps, we expect interest expense to be approximately $5.0 million for each of the remaining two quarters of 2009. See Note 5 of the condensed consolidated financial statements for further information regarding the interest rate swap agreements. The weighted average interest rate for the second quarter of 2009 was 2.4%. The weighted average interest rate for the same period of 2008 was 4.2%.

Other Expense, net

Other expense for the second quarter of 2009 was $2.7 million which included $2.8 million of foreign exchange losses on currency offset by $0.1 million of miscellaneous income. Other expense for the second quarter of 2008 was $0.1 million.

Income Tax Expense

The mix of pretax income and the varying effective tax rates in the countries in which we operate directly affects our consolidated effective tax rate. The effective tax rate was 37.5% for the second quarter of 2009, as compared to 32.7% for the same period in 2008. This increase is primarily due to the utilization of approximately $1.4 million of a net operating loss carryforward in one of our foreign subsidiaries. The effective tax rate for the six months ended June 30, 2009 was 37.7% and 34.0% for the same period in 2008.

Liquidity and Capital Resources

The following table highlights certain key cash flows and capital information pertinent to the discussion that follows:

	Six Months Ended
	June 30, 2009	June 30, 2008
	(in thousands)
Cash provided by operating activities	$12,923	$47,192
Capital expenditures	(10,243)	(6,644)
Net cash used in investing activities	$(10,233)	(6,644)
Purchase of common stock	(704)	(19,872)
Net proceeds (repayments) of debt	1,000	(5,000)
Payment of dividend	(6,353)	(11,389)
Net proceeds from issuance of stock	57	61
Net cash used for financing activities	(6,000)	(36,200)

Historically, we have carried significant amounts of debt, and cash generated by operating activities has been used to fund working capital and capital expenditures, repurchase shares and make scheduled payments of principal and interest under our debt. Our capital expenditures are typically for new product tooling and manufacturing equipment. These capital expenditures support new products and continuous improvements in our manufacturing processes.

Year-to-date net cash provided by operations was $13.5 million. $34.1 million was provided from net income plus non-cash amortizations and stock based compensation, offset by a use of cash of $20.6 million from the changes in assets and liabilities, primarily current liabilities.

For the six month period ended June 30, 2009, we used available cash, including the $12.9 million of net cash from operating activities, to fund $10.2 million in capital expenditures, fund dividend payments to shareholders totaling $6.4 million, and fund working capital.

For the six month period ended June 30, 2008, we used available cash, including the $47.2 million of net cash from operating activities, to fund $6.6 million in capital expenditures, pay down debt of $5.0 million, repurchase $19.9 million of common stock for treasury, fund dividend payments to shareholders totaling $11.4 million and fund working capital.

Cash used in investing activities was $10.2 million for the six month period ended June 30, 2009 and $6.6 million for the same period in 2008. Fluctuations in cash used in investing activities are primarily attributable to the levels of capital expenditures.

We use our existing secured $500 million revolving credit facility in the ordinary course of business to fund our working capital needs, and at times make significant borrowings and repayments under the facility depending on our cash needs and availability at such time. This facility matures in June 2013 and provides us with the option to increase the size of the facility by up to an additional $200 million, subject to the satisfaction of certain terms and conditions. As of June 30, 2009, there was approximately $338 million outstanding under the facility, compared to $363 million outstanding under the facility as of June 30, 2008. Borrowings under the revolving credit facility may be repaid at any time, but no later than June 2013.

Our revolving credit facility requires that we comply with two financial covenants: our consolidated leverage ratio, defined as the ratio of total indebtedness to consolidated EBITDA (as defined in our credit agreement) for a period of four fiscal quarters, cannot exceed 4 to 1, and our consolidated interest coverage ratio, defined as the ratio of our consolidated EBITDA (as defined in our credit agreement) for a period of four fiscal quarters to our consolidated interest expense, must be a minimum of 3 to 1. We are also required to comply with various other affirmative and negative covenants, including without limitation, covenants that prevent or restrict our ability to pay dividends, engage in certain mergers or acquisitions, make certain investments or loans, incur future indebtedness, make significant capital expenditures, engage in sale-leaseback transactions, alter our capital structure or line of business, prepay subordinated indebtedness, engage in certain transactions with affiliates and sell stock or assets.

We are currently in compliance with all of the covenants and conditions under our credit facility. We believe that existing cash balances and internally generated cash flows, together with borrowings available under our revolving credit facility, will be sufficient to fund normal working capital needs, capital spending requirements, debt service requirements and dividend payments for at least the next twelve months. However, because of the financial covenants mentioned above, our capacity under our revolving credit facility could be reduced if our trailing consolidated EBITDA (as defined by our credit agreement) continues to decline due to deteriorating market conditions. Future principal debt payments may be paid out of cash flows from operations, from future refinancing of our debt or from equity issuances. However, our ability to make scheduled payments of principal, to pay interest on or to refinance our indebtedness, to satisfy our other debt obligations and to pay dividends to stockholders will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

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

We provided a discussion of our market risk in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2008. During the first six months of 2009, there was no substantive change in our market risk except for the items noted below. This discussion should be read in conjunction with Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2008.

During the normal course of business, we are routinely subjected to market risk associated with interest rate movements and foreign currency exchange rate movements. Interest rate risk arises from our debt obligations and related interest rate hedge agreements. Foreign currency exchange rate risk arises from our non-U.S. operations and purchases of inventory from foreign suppliers.

We have risk in our exposure to certain material and transportation costs. Steel, leather, wood products and plastics are all used in the manufacture of our products. The price for these commodities particularly steel and plastics has increased significantly in recent history. During the first six months of the year our material costs were moderately higher on a year over year basis. For the quarter ended June 30, 2009, material inflation was approximately $0.5 million. We expect during the second half of 2009 we will begin to see a benefit from lower material costs. We continue to work to offset these price changes in raw materials and transportation through our global sourcing initiatives, cost improvements and price increases to our products.

Interest Rate Risk

We have variable rate debt obligations that are denominated in U.S. dollars. A change in interest rates impacts the interest incurred and cash paid on our variable-rate debt obligations. The weighted average rate as of June 30, 2009 was 2.4%. The weighted average rate as of June 30, 2008 was 4.2%.

We use interest rate hedge agreements for other than trading purposes in order to manage our exposure to fluctuations in interest rates on our variable-rate debt. In May of 2008, we entered into four interest rate swap agreements in order to manage our interest rate risk. Each agreement hedges a notional amount of $150.0 million of our $500.0 million revolving credit facility. Two of the agreements were effective from June 9, 2009 through June 9, 2010 and the other two are effective from June 9, 2010 through June 9, 2011. Fluctuations in LIBOR affect both our net financial instrument position and the amount of cash to be paid or received by us, if any, under these agreements. See Note 5 of the condensed consolidated financial statements included in this quarterly report for further information regarding the interest rate swap agreements.

Foreign Currency Exchange Rate Risk

We manufacture our products in the United States, Canada and Italy, and sell our products primarily in those markets as well as in other European countries. Our foreign sales and certain expenses are transacted in foreign currencies. Our production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. Additionally, as we report currency in the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the Canadian dollar and the Euro. Approximately 11.9% of our revenues for the first half of 2009 and 14.9% in the same period for 2008, and 34.8% of our cost of goods sold for the first half of 2009 and 40.0% in the same period for 2008, were denominated in currencies other than the U.S. dollar. Foreign currency exchange rate fluctuations resulted in a $2.8 million transaction loss for the second quarter of 2009 and a $0.1 million transaction loss for the same period of 2008. The $2.8 million loss was largely due to the strengthening Canadian dollar. For the six months ended June 30, 2009 and 2008, foreign exchange rate fluctuations included in other income resulted in a $1.7 million translation loss and a $0.5 million translation loss, respectively.

From time to time, we enter into foreign currency forward exchange contracts and foreign currency option contracts for other than trading purposes in order to manage our exposure to foreign exchange rates associated with short-term operating receivables of a Canadian subsidiary that are payable by our U.S. operations. The terms of these contracts are generally less than a year. Changes in the fair value of such contracts are reported in earnings in the period the value of the contract changes. As of June 30, 2009, the Company had no outstanding foreign currency contracts. As of June 30, 2008, the Company had one foreign currency contract outstanding which was entered into on June 30, 2008 and had a settlement date of August 1, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report (June 30, 2009) (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, our principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. Our principal executive officer and principal financial officer also conducted an evaluation of our internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended June 30, 2009 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended June 30, 2009.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

During the first two quarters of 2009, there have been no new material legal proceedings or changes in the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 1A.	RISK FACTORS

During the first two quarters of 2009, there were no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities

The following is a summary of share repurchase activity during the three months ended June 30, 2009.

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

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as part of publicly Announced Plans or Programs	Maximum Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1)
April 1, 2009 – April 30, 2009	6,116	(2)	6.71	—	32,352,413
May 1, 2009 – May 31, 2009	—		—	—	32,352,413
June 1, 2009 – June 30, 2009	—		—	—	32,352,413

Total	6,116			—

(1)	There is no limit on the number or value of shares that may be purchased by us under the Options Proceeds Program. Under our $50.0 million stock repurchase program, which was expanded by an additional $50.0 million in February of 2008, we are only authorized to spend an aggregate of $100.0 million on stock repurchases. Amounts in this column represent the amounts that remain available under the $100.0 million stock repurchase program as of the end of the period indicated. There is no scheduled expiration date for the Option Proceeds Program or the $100.0 million stock repurchase program, but our board of directors may terminate either program in the future.
(2)	On April 21, 2009, 20,000 shares of outstanding restricted stock vested. Concurrently with the vesting, 6,116 shares were forfeited by holders of the vested restricted shares to cover applicable taxes paid on their behalf by the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on May 4, 2009, at which:

(a)	The following nominees were elected to serve three-year terms on our board of directors by the following votes:

	Burton B. Staniar	Sidney Lapidus
For	40,561,955	29,645,472
Withheld	2,747,489	13,663,972

The terms of office for incumbent directors, Andrew B. Cogan, Jeffrey A. Harris, Kathleen G. Bradley, John F. Maypole, Stephen F. Fisher, and Sarah E. Nash, continued after the meeting.

(b)	The audit committee’s selection of Ernst and Young LLP was ratified as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2009, by the following votes:

Ratification of the Independent Auditors
For	43,013,455
Against	266,105
Abstain	29,884
Broker non-votes	0

ITEM 6.	EXHIBITS

Exhibit Number	Description
10.1(a)	Amendment to Amended and Restated Employment Agreement between Knoll, Inc. and Burton B. Staniar, dated as of May 4, 2009.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to Knoll, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOLL, INC. (Registrant)

Date: August 10, 2009

By:	/s/ Andrew B. Cogan
Andrew B. Cogan
Chief Executive Officer

Date: August 10, 2009

By:	/s/ Barry L. McCabe
Barry L. McCabe
Chief Financial Officer