Form 10-Q
period 2009-09-30
KNOLL INC
filed 2009-11-09
CIK 1011570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer  ☐,    Accelerated filer  ☒,    Non-accelerated filer  ☐ ,    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

As of November 5, 2009, there were 46,931,958 shares (including 1,602,931 shares of non-voting restricted shares) of the Registrant’s common stock, par value $0.01 per share, outstanding.

KNOLL, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KNOLL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,626	$14,903
Customer receivables, net	96,096	126,051
Inventories	85,341	100,225
Deferred income taxes	14,384	10,899
Prepaid and other current assets	7,108	8,170

Total current assets	216,555	260,248

Property, plant, and equipment, net	136,394	132,168
Goodwill, net	75,347	74,301
Intangible assets, net	224,034	224,819
Other non-trade receivables	5,870	3,740
Other noncurrent assets	2,184	2,384

Total Assets	$660,384	$697,660

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$141	$121
Accounts payable	63,073	78,442
Income taxes payable	—	13,328
Other current liabilities	86,206	103,129

Total current liabilities	149,420	195,020

Long-term debt	310,148	337,258
Deferred income taxes	41,897	35,245
Postretirement benefits other than pensions	23,054	23,111
Pension liability	37,830	46,031
International retirement obligation	4,243	3,891
Other noncurrent liabilities	13,764	12,485

Total liabilities	580,356	653,041

Stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 47,018,212 issued and outstanding (net of 12,339,672 treasury shares) at September 30, 2009 and 47,126,403 shares issued and outstanding (net of 12,179,358 treasury shares) at December 31, 2008	470	471
Additional paid-in-capital	5,493	—
Retained earnings	89,489	73,595
Accumulated other comprehensive loss	(15,424)	(29,447)

Total stockholders’ equity	80,028	44,619

Total Liabilities and Stockholders’ Equity	$660,384	$697,660

See accompanying notes to the condensed consolidated financial statements

KNOLL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Sales	$181,282	$283,517	$596,088	$843,861
Cost of sales	120,009	179,319	389,319	548,253

Gross profit	61,273	104,198	206,769	295,608
Selling, general, and administrative expenses	44,366	63,109	146,271	184,087
Restructuring charges	110	—	8,422	3,432

Operating Income	16,797	41,089	52,076	108,089
Interest expense	4,054	3,766	9,681	12,663
Other expense (income), net	3,112	(2,137)	4,535	(1,878)

Income before income tax expense	9,631	39,460	37,860	97,304
Income tax expense	3,905	15,398	14,535	35,046

Net Income	$5,726	$24,062	$23,325	$62,258

Net earnings per share
Basic	$0.13	$0.52	$0.51	$1.32
Diluted	$0.13	$0.52	$0.51	$1.32
Dividends per share	$0.02	$0.12	$0.16	$0.36
Weighted-average shares outstanding:
Basic	45,408,555	46,291,785	45,366,081	47,014,263
Diluted	45,417,593	46,522,590	45,370,009	47,178,379

See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$23,325	$62,258
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	13,729	14,628
Amortization of intangible assets	1,594	1,708
Loss on disposal of fixed assets	140	887
Unrealized foreign currency loss (gain)	4,207	(932)
Stock based compensation	6,186	5,126
Other non-cash items	22	19
Changes in assets and liabilities:
Customer receivables	31,388	3,693
Inventories	17,141	(13,048)
Accounts payable	(16,938)	(623)
Current and deferred income taxes	(11,612)	13,237
Other current assets	1,383	(2,435)
Other current liabilities	(18,899)	17,081
Other noncurrent assets and liabilities	(9,204)	(4,062)

Cash provided by operating activities	42,462	97,537

CASH FLOWS FOR INVESTING ACTIVITIES
Capital expenditures	(11,489)	(9,803)
Purchase of intangibles	(758)	—

Cash used in investing activities	(12,247)	(9,803)

CASH FLOWS FOR FINANCING ACTIVITIES
Repayment of revolving credit facilities, net	(27,000)	(26,000)
Repayment of long-term debt	(121)	(129)
Payment of dividends	(7,293)	(16,952)
Proceeds from the issuance of common stock	84	1,697
Purchase of common stock for treasury	(778)	(34,282)
Tax benefit from the exercise of stock options	—	195

Cash used in financing activities	(35,108)	(75,471)

Effect of exchange rate changes on cash and cash equivalents	3,616	(1,590)

(Decrease) increase in cash and cash equivalents	(1,277)	10,673
Cash and cash equivalents at beginning of period	14,903	17,975

Cash and cash equivalents at end of period	$13,626	$28,648

See accompanying notes to the condensed consolidated financial statements

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Knoll, Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“referred to as GAAP”) have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet of the Company, as of December 31, 2008, was derived from the Company’s audited consolidated balance sheet as of that date. All other consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company’s operations and cash flows for the periods presented. All of these adjustments are of normal recurring nature. All intercompany balances and transactions have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2008.

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance entitled, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. This new guidance establishes the FASB Accounting Standards CodificationTM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. This new guidance is effective for most financial statements issued for interim and annual periods ending after September 15, 2009. The Company has adopted this guidance as of September 30, 2009. It has impacted how we reference elements of GAAP when preparing our financial statement disclosures. This adoption did not impact the Company’s consolidated financial statements.

In May 2009, the FASB issued new accounting guidance on subsequent events which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition, under this new accounting guidance, an entity is required to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. It does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. This new guidance is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted this new guidance as of June 30, 2009, as required. The adoption did not have a material impact on the Company’s consolidated financial statements.

On January 1, 2009, the Company adopted changes issued by the FASB to fair value accounting and reporting as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. These changes define fair value, establish a framework for measuring fair value in GAAP, and expand disclosures about fair value measurements. This guidance applies to other GAAP that require or permit fair value measurements and is to be applied prospectively with limited exceptions. The adoption of these changes, as it relates to nonfinancial assets and nonfinancial liabilities, had no impact on the Company’s financial statements. These provisions will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of these changes.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In November 2008, the FASB issued new accounting guidance on accounting for defensive intangible assets. This guidance clarifies how to account for acquired defensive intangible assets subsequent to initial measurement that the Company does not intend to actively use but does intend to hold to prevent others from obtaining access to the asset. This new accounting guidance is effective for fiscal years beginning after December 15, 2008. The Company’s adoption of the new guidance did not have a material impact on its consolidated results of operations, financial position or cash flows.

In April 2008, the FASB issued new accounting guidance which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of this new guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the assets. This new guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company adopted the new guidance as of January 1, 2009, as required. The Company’s adoption of this guidance did not have a material impact on its consolidated financial statements.

In March 2008, the FASB issued new accounting guidance which requires enhanced disclosures about an entity’s derivative and hedging activities. Specifically, entities are required to provide enhanced disclosures about: a) how and why an entity uses derivative instruments; b) how derivative instruments and related hedged items are accounted for; and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The new guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new guidance encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company adopted the new guidance as of January 1, 2009, as required. The Company’s adoption did not have a material impact on its consolidated financial statements.

In December 2007, the FASB issued new accounting guidance which is intended to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations. The new guidance requires that the acquiring entity in a business combination recognize all (and only) the assets and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose to investors and other users all of the information that they need to evaluate and understand the nature and financial effect of the business combination. In addition, the new guidance modifies the accounting for transaction and restructuring costs. It is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted the new guidance as of January 1, 2009, as required. The application of the new guidance could have an impact on the Company’s consolidated financial statements if the Company consummates business combinations in the future.

NOTE 3: INVENTORIES

Inventories, net consist of:

	September 30, 2009	December 31, 2008
	(in thousands)
Raw Materials	$39,067	$48,138
Work-in-Process	6,200	7,423
Finished Goods	40,074	44,664

	$85,341	$100,225

Inventory reserves for obsolescence and other estimated losses were $7.4 million and $6.8 million at September 30, 2009 and December 31, 2008, respectively.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 4: INCOME TAXES

As of September 30, 2009, the Company had unrecognized tax benefits of approximately $1.9 million. The entire amount of the unrecognized tax benefits would affect the effective tax rate if recognized. As of September 30, 2009, the Company is subject to U.S. Federal income tax examinations for the tax years 2005 through 2008, and to non-U.S. income tax examinations for the tax years 2001 to 2008. In addition, the Company is subject to state and local income tax examinations for the tax years 2001 through 2008.

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provisions for the three months ended September 30, 2009 and 2008 were based on the estimated effective tax rates applicable for the full years ending December 31, 2009 and 2008, respectively, after giving effect to items specifically related to the interim periods. The Company’s effective tax rate was 40.5% for the three months ended September 30, 2009 and 39.0% for the three months ended September 30, 2008. The Company’s effective tax rate was 38.4% for the nine months ended September 30, 2009 and 36.0% for the nine months ended September 30, 2008. The increase in the effective tax rate is primarily due to the utilization of a net operating loss carryforward in one of our foreign subsidiaries of approximately $1.4 million recognized in the second quarter of 2008. The Company’s effective tax rate is affected by the mix of pretax income and the different effective tax rates of the tax jurisdictions in which it operates.

NOTE 5: DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses derivative financial instruments, to reduce its exposure to adverse fluctuations in foreign currency exchange and interest rates.

Interest Rate Swaps

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

The Company has elected to apply hedge accounting to these swap agreements. Changes in the fair value of these interest rate swap agreements are recorded as a component of accumulated other comprehensive income (loss) in the equity section of the balance sheet. The net amount paid or received upon quarterly settlements is recorded as an adjustment to interest expense, with a corresponding reduction in other comprehensive income (loss).

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The effect of derivative instruments on the consolidated statement of income for the three months ended September 30, 2009 was as follows (in thousands):

Derivatives in Cash Flow Hedge Relationship	Before-Tax Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Locations of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Before-Tax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Locations of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap contracts	$(2,819)	Interest Expense	$(2,261)	None	$—

Total	$(2,819)		$(2,261)		$—

The effect of derivative instruments on the consolidated statement of income for the nine months ended September 30, 2009 was as follows (in thousands):

Derivatives in Cash Flow Hedge Relationship	Before-Tax Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Locations of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Before-Tax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Locations of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap contracts	$(4,162)	Interest Expense	$(2,764)	None	$—

Total	$(4,162)		$(2,764)		$—

Assuming interest rates stay at current levels, in the coming twelve months, the Company anticipates that approximately $8.4 million will be reclassified from other comprehensive income (loss), to interest expense in connection with quarterly settlements of the above-referenced swap agreements.

The following table sets forth the fair value of the interest rate swap contract liabilities included in current and non-current liabilities within the consolidated balance sheets at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 30, 2008
	(in thousands)
Interest rate swap agreements	$(14,237)	$(12,839)

The fair value of the Company’s derivative instruments included in current liabilities was $8.4 million at September 30, 2009. The fair value of the Company’s derivative instruments included in non-current liabilities was $5.8 million at September 30, 2009. The fair value of the Company’s derivative instruments included in current liabilities was $6.6 million at December 31, 2008. The fair value of the Company’s derivative instruments included in non-current liabilities was $6.2 million at December 31, 2008.

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

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company did not enter into any outstanding foreign currency contracts for the nine months ended September 30, 2009. During the nine months ended September 30, 2008, the Company entered into a short-term forward contract with a valuation date of March 31, 2008 on which the Company recorded a net realized loss of $1.3 million.

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

At September 30, 2009, the Company employed a total of 3,343 people. Approximately 14.2% of the employees are represented by unions. The Grand Rapids, Michigan plant is the only unionized plant within the U.S. and has an agreement with the Carpenters Union, Local 1615, of the United Brotherhood of Carpenters and Joiners of America, Affiliate of the Carpenters Industrial Council (the Union), covering approximately 281 hourly employees. The Collective Bargaining Agreement expires August 27, 2011. Certain workers in the facilities in Italy are also represented by unions.

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

	Nine Months Ended
	September 30, 2009	September 30, 2008
	(in thousands)
Balance at beginning of period	$11,528	$10,078
Provision for warranty claims	4,601	9,058
Warranty claims paid	(5,485)	(7,480)

Balance at end of period	$10,644	$11,656

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 7: PENSIONS

The following tables summarize the costs of the Company’s employee pension and post retirement plans for the periods indicated.

	Pension Benefits		Other Benefits
	Three months ended		Three months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(in thousands)
Service cost	$2,446	$2,408	$106	$103
Interest cost	2,411	2,107	345	367
Expected return on plan assets	(2,716)	(2,209)	—	—
Amortization of prior service cost	18	19	(312)	(336)
Recognized actuarial loss	6	3	101	170

	2,165		240
Curtailment expense (gain)	28	—	(1,090)	—

Net periodic benefit cost	$2,193	$2,328	$(850)	$304

	Pension Benefits		Other Benefits
	Nine months ended		Nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(in thousands)
Service cost	$7,607	$7,224	$322	$309
Interest cost	7,279	6,321	1,132	1,101
Expected return on plan assets	(7,928)	(6,627)	—	—
Amortization of prior service cost	56	57	(982)	(1,008)
Recognized actuarial loss	41	9	441	510

	7,055		913
Curtailment expense (gain)	28	—	(1,090)	—

Net periodic benefit cost	$7,083	$6,984	$(177)	$912

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8: OTHER COMPREHENSIVE INCOME

Comprehensive income consists of net earnings plus other comprehensive income which includes foreign currency translation adjustments, pension liability adjustments, and the unrealized gain (loss) on derivatives. Comprehensive income was approximately $12.5 million and $15.8 million for the three months ended September 30, 2009 and September 30, 2008, respectively. For the nine months ended September 30, 2009 and September 30, 2008, comprehensive income totaled $37.3 million and $53.9 million, respectively. The following presents the components of “Accumulated Other Comprehensive Income” for the period indicated, net of tax (in thousands).

Nine Months Ended:	Beginning Balance	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Ending Balance
September 30, 2009
Pension Adjustment	$(24,901)	$—	$—	$—	$(24,901)
Foreign currency translation adjustment	3,228	14,869	—	14,869	18,097
Unrealized loss on derivatives	(7,774)	(1,398)	552	(846)	(8,620)

Accumulated other comprehensive loss, net of tax	$(29,447)	$13,471	$552	$14,023	$(15,424)

NOTE 9: COMMON STOCK AND EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the additional dilution for all shares and potential shares issued under the stock incentive plans.

	Three months ended		Nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(in thousands)
Weighted average shares of common stock outstanding—basic	45,409	46,292	45,366	47,014
Potentially dilutive shares resulting from stock plans	9	231	4	164

Weighted average common shares—diluted	45,418	46,523	45,370	47,178

Antidilutive options not included in the weighted average common shares—diluted	2,607	1,448	2,607	2,000

Common stock activity for the nine months ended September 30, 2009 and 2008 included the repurchase of 101,412 shares for $778 thousand and 2,612,986 shares for $34.3 million, respectively. Common stock activity for the first nine months of 2009 and 2008 also included the issuance of 11,304 shares for $84 thousand and the vesting of 291,745 restricted shares in 2009, and the issuance of 108,951 shares for $1.7 million and the vesting of 547,337 restricted shares in 2008, under the Company’s stock based compensation plans.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 10: RESTRUCTURING CHARGES

On April 3, 2008 the Company announced a restructuring plan in order to reduce costs. Additional reductions were announced December 4, 2008 and February 3, 2009. The Company based its accounting and disclosures on applicable accounting guidance. As a result, charges to operations were made in the periods in which restructuring plan liabilities were incurred. In connection with the above plans the Company incurred $0.1 million and $8.4 million of restructuring charges during the three and nine months ended September 30, 2009. These restructuring charges include employee termination costs as well as costs associated with exiting three leased showrooms. No restructuring charges were incurred during the third quarter of 2008. During the nine months ended September 30, 2008 the Company incurred restructuring charges of $3.4 million. A reserve was recorded on the balance sheet for employee termination costs and showroom lease payments that have not been paid as of September 30, 2009.

Below is the summary of additions and payments to the restructuring reserve during 2009 (in thousands):

Reserve balance as of December 31, 2008	$1,445
Provision for Restructuring Charges	8,422
Payments	(7,156)

Reserve balance as of September 30, 2009	$2,711

NOTE 11: FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practicable to estimate:

Cash and Cash Equivalents

The fair value of the Company’s cash and cash equivalents approximates the carrying value of the Company’s cash and cash equivalents, due to the short maturity of the cash equivalents.

Long-term Debt

The fair value of the Company’s $310.3 million revolving credit facility approximates its carrying value, as it is variable-rate debt. The fair value of the Company’s other long-term obligations approximates its carrying value.

Interest Rate Swap Contracts

The fair value of the Company’s interest rate swap contracts is measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$13,626	$13,626	$14,903	$14,903
Financial Liabilities:
Long-term debt
Senior credit facility	310,289	310,289	337,379	337,379
Interest swap contracts	14,237	14,237	12,839	12,839

NOTE 12. FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted new accounting guidance, which among other things requires enhanced disclosures about assets and liabilities measured at fair value. The guidance establishes a hierarchy that prioritizes fair value measurements based on types of inputs used for the various valuation techniques (market approach, income approach, and cost approach). The levels of the hierarchy are described below:

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

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy. The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheet at September 30, 2009 (in thousands):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Interest rate swaps	$—	$14,237	$—	$14,237

Total	$—	$14,237	$—	$14,237

The interest rate swaps referred to above in Note 5 are included in current and non-current liabilities within the consolidated balance sheet at September 30, 2009.

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

The interest rate swaps referred to in Note 5 above were included in current and non-current liabilities within the consolidated balance sheet at December 31, 2008.

NOTE 13: SUBSEQUENT EVENTS

The Company evaluated subsequent events through November 9, 2009, the date and time this Quarterly Report on Form 10-Q statement was issued, according to the guidance for subsequent events. No material subsequent events have occurred since September 30, 2009 that required recognition or disclosure in the consolidated financial statements, except for those disclosed below.

On October 20, 2009, under the Company’s stock based compensation plans, it granted 935,000 stock options, which vest ratably over a four-year period on the anniversary of the grant date, at an exercise price of $10.24 per share.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations provides a discussion of our financial performance and financial condition that should be read in conjunction with the accompanying unaudited condensed consolidated financial statements.

Overview

The third quarter of 2009 proved to be our most challenging quarter since the global recession began. Our margins continued to feel the pressures of decreased demand in the market place and price competition. Net sales for the quarter were $181.3, a decrease of 36.1% from the third quarter of 2008. The decrease in sales occurred across all product categories and geographies. Our largest percentage sales declines occurred in our office systems category and in Europe. Orders continued to decline on a year-over- year basis, however, they appear to be stabilizing sequentially. Diluted earnings per share in the third quarter of 2009 fell 75% to $0.13 per share when compared to $0.52 per share during the same period in the prior year.

For the quarter, gross margin decreased 300 basis points to 33.8% versus the comparable quarter of the prior year. The decrease in gross margin largely resulted from lower absorption of our fixed costs because of the lower sales volumes. Our gross margin is also being impacted by price deterioration in the market place. Operating profit for the third quarter of 2009 was $16.8 million, a decrease of 59.1% from the third quarter of 2008. During the third quarter of 2009, operating profit benefited from a $1.1 million gain on a reduction of our post retirement medical benefit obligations. We continue to aggressively manage our cost structure in order to bring our expenses in line with current volume levels. Operating expenses for the third quarter of 2009 decreased $18.7 million, or 29.6%, when compared to the prior year.

Interest expense during the third quarter of 2009 increased $0.3 million when compared to the prior year. The increase in interest expense is a result of two interest rate swap agreements we entered into during 2008 that went into effect during the second quarter of 2009. For a further discussion of the interest rate swap agreements see Note 5 to the condensed consolidated financial statements included in this quarterly report on Form 10-Q.

This quarter we continued our working capital reduction efforts in order to free up cash for future investments and further debt reductions. During the quarter, we used cash from operations to fund capital expenditures of $1.2 million and reduce our debt outstanding by $28.1 million. We remain in compliance with all our debt covenants. We remain focused on maintaining a strong balance sheet and aggressively freeing up working capital.

While we believe that demand may be stabilizing at these lower levels, leading indicators are not encouraging for near term growth. However, despite this economic environment we are continuing to invest in new products and we see our greatest growth potential outside of the office systems category. The launch of our Generation by Knoll™ chair has been very successful and we began full commercial production this quarter. We believe this chair will be a meaningful contributor to our results in the years ahead and help us gain market share in the seating space.

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

Results of Operations

Comparison of the Three Months and Nine Months Ended September 30, 2009 and 2008

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(in thousands)
Consolidated Statement of Operations Data:
Net Sales	$181,282	$283,517	$596,088	$843,861
Gross Profit	61,273	104,198	206,769	295,608
Restructuring charges	110	—	8,422	3,432
Operating Income	16,797	41,089	52,076	108,089
Interest Expense	4,054	3,766	9,681	12,663
Other Expense (Income), net	3,112	(2,137)	4,535	(1,878)
Income Tax Expense	3,905	15,398	14,535	35,046
Net Income	$5,726	$24,062	$23,325	$62,258
Statistical and Other Data:
Sales (Decline) Growth from Comparable Prior Period	(36.1%)	11.6%	(29.4%)	9.0%
Gross Profit Margin	33.8%	36.8%	34.7%	35.0%
Backlog	$121,741	$203,077	$121,741	$203,077

Sales

Sales for the third quarter of 2009 were $181.3 million, a decrease of $102.2 million, or 36.1%, from sales of $283.5 million for the same period in the prior year. Sales for the nine months ended September 30, 2009 were $596.1 million, a decrease of $247.8 million, or 29.4%, over the first nine months of 2008. This quarter we experienced double digit declines in every product category and geography when compared with the prior year. These declines are occurring across the industry as the Business and Institutional Furniture Manufacturer’s Association (“BIFMA”) is forecasting a 31.0% decline in sales for 2009.

At September 30, 2009, sales backlog was $121.7 million, a decrease of $81.4 million, from sales backlog of $203.1 million as of September 30, 2008.

Gross Profit and Operating Income

Gross profit for the third quarter of 2009 was $61.3 million, a decrease of $42.9 million, or 41.2%, from gross profit of $104.2 million for third quarter of 2008. Gross profit for the nine months ended September 30, 2009 was $206.8 million, a decrease of $88.8 million, or 30.0%, from gross profit of $295.6 million for the same period in the prior year. Operating income for the third quarter of 2009 was $16.8 million, a decrease of $24.3 million, or 59.1%, from operating income of $41.1 million for the third quarter of 2008. Operating income for the nine months ended September 30, 2009 was $52.1 million, a decrease of $56.0 million, or 51.8%, from operating income of $108.1 million for the same period in 2008. As a percentage of sales, gross profit decreased to 33.8% for the third quarter of 2009 from 36.8% for the third quarter of 2008. The decrease in gross profit for the quarter is largely due to unfavorable fixed cost absorption in our facilities due to the lower sales volume as well as price deterioration. For the nine months ended September 30, 2009, gross profit as a percentage of sales decreased to 34.7% from 35.0% in 2008. Operating income as a percentage of sales decreased to 9.3% in the third quarter of 2009 from 14.5% over the same period in 2008. For the nine months ended September 30, 2009, operating income as a percentage of sales decreased to 8.7% from 12.8% in 2008. Operating income for the nine months ended, September 30, 2009 and 2008, includes restructuring charges of $8.4 million and $3.4 million, respectively.

Operating expenses for the third quarter of 2009 were $44.4 million, or 24.5% of sales, compared to $63.1 million, or 22.3% of sales, for the third quarter 2008. Operating expenses for the nine months ended September 30, 2009 were $146.3 million, or 24.5% of sales, compared to $184.1 million, or 21.8% of sales, for the same period in 2008. During the third quarter and nine months ended September 30, 2009 the decrease in operating expenses was in large part due to decreased spending in conjunction with our lower sales volumes. We also are benefiting from previously implemented cost reduction measures.

Interest Expense

Interest expense for the three months and nine months ended September 30, 2009 was $4.1 million and $9.7 million, respectively, an increase of $0.3 million and a decrease of $3.0 million, respectively, from the same periods in 2008. The increase in interest expense for the three months ended September 30, 2009 is due to two interest rate swap agreements that went into effect during the second quarter of 2009. For the nine month period ended September 30, 2009, interest expense decreased $3.0 million due to lower average borrowing rates when compared with the prior year. For the three and nine months period ended September 30, 2009, additional interest expense of $2.3 million and $2.8 million was incurred as a result of the interest rate swap agreements. See Note 5 of the condensed consolidated financial statements for further information regarding the interest rate swaps. Taking into account the effect of the interest rate swap payments, the weighted average interest rate for the third quarter of 2009 was 4.4%. The weighted average interest rate for the same period in 2008 was 3.9%.

Other Expense (Income), net

Other expense for the third quarter of 2009 was $3.1 million which included $3.2 million of foreign exchange losses on currency offset by $0.1 million of miscellaneous income. Other income for the third quarter of 2008 was $2.1 million which included $2.0 million of foreign exchange gains and $0.1 million of miscellaneous income.

Income Tax Expense

The mix of pretax income and the varying effective tax rates in the countries in which we operate directly affects our consolidated effective tax rate. The effective tax rate was 40.5% for the third quarter of 2009, as compared to 39.0% for the same period in 2008. The effective tax rate for the nine months ended September 30, 2009 was 38.4% and 36.0% for the same period in 2008. The increase in the effective tax rate is primarily due to the utilization of a net operating loss carryforward in one of our foreign subsidiaries of approximately $1.4 million recognized in the second quarter of 2008. The Company’s effective tax rate is affected by the mix of pretax income and the different effective tax rates of the tax jurisdictions in which it operates.

Liquidity and Capital Resources

The following table highlights certain key cash flows and capital information pertinent to the discussion that follows:

	Nine Months Ended
	September 30, 2009	September 30, 2008
	(in thousands)
Cash provided by operating activities	$42,462	$97,537
Capital expenditures	(11,489)	(9,803)
Net cash used in investing activities	(12,247)	(9,803)
Purchase of common stock	(778)	(34,282)
Net repayment of debt	(27,121)	(26,129)
Payment of dividend	(7,293)	(16,952)
Net proceeds from issuance of stock	84	1,697
Net cash used for financing activities	(35,108)	(75,471)

Historically, we have carried significant amounts of debt, and cash generated by operating activities has been used to fund working capital and capital expenditures, repurchase shares, pay dividends, and make scheduled payments of principal and interest under our credit facility. Our capital expenditures are typically for new product tooling and manufacturing equipment. These capital expenditures support new products and continuous improvements in our manufacturing processes.

Net cash provided by operations for the first nine months of 2009 was $42.5 million of which $49.2 million was provided from net income plus non-cash amortizations and stock based compensation, offset by a use of cash of $6.7 million of unfavorable changes primarily in working capital in accounts payable, deferred income taxes and other current liabilities.

For the nine month period ended September 30, 2009, we used available cash, including the $42.5 million of net cash from operating activities, to fund $11.5 million in capital expenditures, invest $0.8 million in intangible assets connected to future product offerings, repurchase $0.8 million of common stock for treasury, fund dividend payments to shareholders totaling $7.3 million, pay down debt of $27.1 million, and fund working capital.

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

Cash used in investing activities was $12.2 million for the nine month period ended September 30, 2009 and $9.8 million for the same period in 2008. Fluctuations in cash used in investing activities are primarily attributable to the levels of capital expenditures.

We use our existing secured $500 million revolving credit facility in the ordinary course of business to fund our working capital needs, and at times make significant borrowings and repayments under the facility depending on our cash needs and availability at such time. This facility matures in June 2013 and provides us with the option to increase the size of the facility by up to an additional $200 million, subject to the satisfaction of certain terms and conditions. As of September 30, 2009, there was approximately $310 million outstanding under the facility, compared to $342 million outstanding under the facility as of September 30, 2008. Borrowings under the revolving credit facility may be repaid at any time, but no later than June 2013.

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

Forward-looking Statements

This Quarterly report on Form 10-Q contains forward-looking statements, principally in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk.” Statements and financial discussion and analysis contained in this Form 10-Q that are not historical facts are forward-looking statements. These statements discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to us, based on our current beliefs as well as assumptions made by us and information currently available to us. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “possible,” “potential,” “predict,” “project,” or other similar words, phrases or expressions. Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation: the risks described in Item 1A and in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008; changes in the financial stability of our clients or the overall economic environment, resulting in decreased corporate spending and service sector employment; changes in relationships with clients; the mix of products sold and of clients purchasing our products; the success of new technology initiatives; changes in business strategies and decisions; competition from our competitors; our ability to recruit and retain an experienced management team; changes in raw material prices and availability; restrictions on government spending resulting in fewer sales to the U.S. government, one of our largest customers; our debt restrictions on spending; our ability to protect our patents, copyrights and trademarks; our reliance on furniture dealers to produce sales; lawsuits arising from patents, copyrights and trademark infringements; violations of environment laws and regulations; potential labor disruptions; adequacy of our insurance policies; the availability of future capital; the overall strength and stability of our dealers, suppliers, and customers; access to necessary capital; and currency rate fluctuations. The factors identified above are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement. Unpredictable or unknown factors could also have material adverse effects on us. All forward-looking statements included in this Form 10-Q are expressly qualified in their entirety by the foregoing cautionary statements. Except as required under the Federal securities laws and rules regulations of the SEC, we undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We provided a discussion of our market risk in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2008. During the first nine months of 2009, there was no substantive change in our market risk except for the items noted below. This discussion should be read in conjunction with Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2008.

During the normal course of business, we are routinely subjected to market risk associated with interest rate movements and foreign currency exchange rate movements. Interest rate risk arises from our debt obligations and related interest rate hedge agreements. Foreign currency exchange rate risk arises from our non-U.S. operations and purchases of inventory from foreign suppliers.

We have risk in our exposure to certain material and transportation costs. Steel, leather, wood products and plastics are all used in the manufacture of our products. During the third quarter of 2009, we experienced material deflation on a year-over-year basis of $1.5 million. During the first nine months of the year, our material costs were slightly higher on a year-over-year basis. We continue to work to offset these price changes in raw materials and transportation through our global sourcing initiatives, cost improvements and price increases to our products.

Interest Rate Risk

We have variable rate debt obligations that are denominated in U.S. dollars. A change in interest rates impacts the interest incurred and cash paid on our variable-rate debt obligations.

We use interest rate hedge agreements for other than trading purposes in order to manage our exposure to fluctuations in interest rates on our variable-rate debt. In May of 2008, we entered into four interest rate swap agreements in order to manage our interest rate risk. Each agreement hedges a notional amount of $150.0 million. Two of the agreements are effective from June 9, 2009 through June 9, 2010 and the other two are effective from June 9, 2010 through June 9, 2011. Fluctuations in LIBOR affect both our net financial instrument position and the amount of cash to be paid or received by us, if any, under these agreements. See Note 5 of the condensed consolidated financial statements included in this quarterly report for further information regarding the interest rate swap agreements.

Taking into account payments on the above noted interest rate swap agreements, our weighted average rate of interest for the third quarter of 2009 was 4.4%. Our weighted average rate of interest for the same period of 2008 was 3.9%.

Foreign Currency Exchange Rate Risk

We manufacture our products in the United States, Canada and Italy, and sell our products primarily in those markets as well as in other European countries. Our foreign sales and certain expenses are transacted in foreign currencies. Our production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. Additionally, as we report currency in the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the Canadian dollar and the Euro. Approximately 9.9% of our revenues for the three months ended September 30, 2009 and 12.5% in the same period for 2008, and 31.1% of our cost of goods sold for the three months ended September 30, 2009 and 36.3% in the same period for 2008, were denominated in currencies other than the U.S. dollar. Approximately 11.3% of our revenues for the nine months ended September 30, 2009 and 14.1% in the same period for 2008, and 33.7% of our cost of goods sold for the nine months ended September 30, 2009 and 38.8% in the same period for 2008, were denominated in currencies other than the U.S. dollar. Foreign currency exchange rate fluctuations resulted in a $3.2 million translation loss for the third quarter of 2009 and a $2.0 million translation gain for the same period of 2008. For the nine months ended September 30, 2009 and 2008, foreign exchange rate fluctuations included in other income resulted in a $4.9 million translation loss and a $1.6 million translation gain, respectively.

From time to time, we enter into foreign currency forward exchange contracts and foreign currency option contracts for other than trading purposes in order to manage our exposure to foreign exchange rates associated with short-term operating receivables of a Canadian subsidiary that are payable by our U.S. operations. The terms of these contracts are generally less than a year. Changes in the fair value of such contracts are reported in earnings in the period the value of the contract changes. The Company did not enter into any outstanding foreign currency contracts for the nine months ended September 30, 2009. During the nine months ended September 30, 2008, the Company entered into a short-term forward contract with a valuation date of March 31, 2008 on which the Company recorded a net realized loss of $1.3 million.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report (September 30, 2009) (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, our principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. Our principal executive officer and principal financial officer also conducted an evaluation of our internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended September 30, 2009 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended September 30, 2009.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

During the first nine months of 2009, there have been no new material legal proceedings or changes in the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 1A.	RISK FACTORS

During the first nine months of 2009, there were no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities

The following is a summary of share repurchase activity during the three months ended September 30, 2009.

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

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as part of publicly Announced Plans or Programs	Maximum Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1)
July 1, 2009 – July 31, 2009	8,344	(2)	8.85	—	32,352,413
August 1, 2009 – August 31, 2009	—		—	—	32,352,413
September 1, 2009 – September 30, 2009	—		—	—	32,352,413

Total	8,344			—

(1)	There is no limit on the number or value of shares that may be purchased by us under the Options Proceeds Program. Under our $50.0 million stock repurchase program, which was expanded by an additional $50.0 million in February of 2008, we are only authorized to spend an aggregate of $100.0 million on stock repurchases. Amounts in this column represent the amounts that remain available under the $100.0 million stock repurchase program as of the end of the period indicated. There is no scheduled expiration date for the Option Proceeds Program or the $100.0 million stock repurchase program, but our board of directors may terminate either program in the future.
(2)	On July 21, 2009, 27,000 shares of outstanding restricted stock vested. Concurrently with the vesting, 8,344 shares were forfeited by holders of the vested restricted shares to cover applicable taxes paid on their behalf by the Company.

ITEM 6.	EXHIBITS

Exhibit Number	Description
10.1	Letter of Agreement between Knoll, Inc. and the Carpenters Industrial Council of the United Brotherhood of Carpenters and Joiners of America, Local 1615, dated as of October 8, 2009.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOLL, INC. (Registrant)

Date: November 9, 2009

By:	/s/ Andrew B. Cogan
Andrew B. Cogan
Chief Executive Officer

Date: November 9, 2009

By:	/s/ Barry L. McCabe
Barry L. McCabe
Chief Financial Officer