Form 10-Q
period 2010-03-31
KNOLL INC
filed 2010-05-10
CIK 1011570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 6, 2010, there were 46,998,617 shares (including 1,363,627 shares of non-voting restricted shares) of the Registrant’s common stock, par value $0.01 per share, outstanding.

KNOLL, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KNOLL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,135	$5,961
Customer receivables, net	107,836	113,652
Inventories	80,796	79,964
Deferred income taxes	8,644	4,994
Prepaid and other current assets	10,953	9,306
Total current assets	216,364	213,877

Property, plant, and equipment, net	128,653	135,045
Goodwill, net	75,908	75,612
Intangible assets, net	223,394	223,550
Other non-trade receivables	5,657	5,605
Other noncurrent assets	3,024	1,931
Total Assets	$653,000	$655,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$134	$149
Accounts payable	67,715	74,687
Other current liabilities	78,249	78,428
Total current liabilities	146,098	153,264

Long-term debt	290,141	295,156
Deferred income taxes	43,180	36,997
Postretirement benefits other than pensions	23,786	23,435
Pension liability	43,690	41,046
International retirement obligation	3,755	4,444
Other noncurrent liabilities	9,745	11,716
Total liabilities	560,395	566,058
Stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 47,004,737 issued and outstanding (net of 12,896,332 treasury shares) at March 31, 2010 and 46,934,683 shares issued and outstanding (net of 12,425,927 treasury shares) at December 31, 2009	470	470
Additional paid-in-capital	9,325	6,736
Retained earnings	93,871	92,583
Accumulated other comprehensive loss	(11,061)	(10,227)
Total stockholders’ equity	92,605	89,562
Total Liabilities and Stockholders’ Equity	$653,000	$655,620

See accompanying notes to the condensed consolidated financial statements

KNOLL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2010	2009
Sales	$175,259	$212,609
Cost of sales	118,598	137,842
Gross profit	56,661	74,767
Selling, general, and admistrative expenses	43,645	51,763
Restructuring charges	3,608	6,239
Operating Income	9,408	16,765
Interest expense	4,153	2,771
Other (expense) income, net	(1,413)	1,324
Income before income tax expense	3,842	15,318
Income tax expense	1,627	5,793
Net Income	$2,215	$9,525

Net earnings per share
Basic	$0.05	$0.21
Diluted	$0.05	$0.21
Dividends per share	$0.02	$0.12
Weighted-average shares outstanding:
Basic	45,626,903	45,301,358
Diluted	45,865,732	45,301,358

See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITES
Net income	$2,215	$9,525
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	4,711	4,490
Amortization of intangible assets	468	498
Loss on disposal of fixed assets	268	14
Asset impairment	2,067	—
Unrealized foreign currency loss	1,273	714
Stock based compensation	2,353	2,062
Other non-cash items	7	6
Changes in assets and liabilites:
Customer receivables	4,413	(2,888)
Inventories	(1,424)	2,596
Accounts payable	(5,308)	(6,928)
Current and deferred income taxes	93	(10,152)
Other current assets	(765)	(1,454)
Other current liabilities	(852)	(16,609)
Other noncurrent assets and liabilities	2,002	3,286
Cash provided by (used in) operating activities	11,521	(14,840)
CASH FLOWS FOR INVESTING ACTIVITIES
Capital expenditures	(1,348)	(5,138)
Purchase of intangibles	(313)	—
Cash used in investing activites	(1,661)	(5,138)
CASH FLOWS FOR FINANCING ACTIVITIES
Proceeds from (repayment of) revolving credit facilites, net	(5,000)	24,000
Payment of dividends	(912)	(5,445)
Proceeds from the issuance of common stock	5,531	28
Purchase of common stock for treasury	(5,490)	(663)
Tax benefit from the exercise of stock options	195	—
Cash (used in) provided by financing activities	(5,676)	17,920

Effect of exchange rate changes on cash and cash equivalents	(2,010)	(548)

Increase (decrease) in cash and cash equivalents	2,174	(2,606)

Cash and cash equivalents at beginning of period	5,961	14,903

Cash and cash equivalents at end of period	$8,135	$12,297

See accompanying notes to the condensed consolidated financial statements

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Knoll, Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  The consolidated balance sheet of the Company, as of December 31, 2009, was derived from the Company’s audited consolidated balance sheet as of that date.  All other consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company’s operations and cash flows for the periods presented.  All of these adjustments are of normal recurring nature.  All intercompany balances and transactions have been eliminated in consolidation.  These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2009.

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance entitled, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States.  This new guidance establishes the FASB Accounting Standards CodificationTM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  This new guidance was effective for most financial statements issued for interim and annual periods ending after September 15, 2009.  The Company has adopted this guidance as of September 30, 2009.  It has impacted how we reference elements of GAAP when preparing our financial statement disclosures.  This adoption did not impact the Company’s consolidated financial statements.

In May 2009, the FASB issued new accounting guidance on subsequent events which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In addition, under this new accounting guidance, an entity is required to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. It does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions.  This new guidance was effective for interim or annual financial periods ending after June 15, 2009, and is applied prospectively.  The Company adopted this new guidance as of June 30, 2009, as required.  The adoption did not have a material impact on the Company’s consolidated financial statements.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3: INVENTORIES

Inventories, net consist of:

	March 31, 2010	December 31, 2009
	(in thousands)
Raw Materials	$38,070	$39,112
Work-in-Process	6,342	6,447
Finished Goods	36,384	34,405

	$80,796	$79,964

Inventory reserves for obsolescence and other estimated losses were $8.6 million and $8.4 million at March 31, 2010 and December 31, 2009, respectively.

NOTE 4: INCOME TAXES

As of March 31, 2010, the Company had unrecognized tax benefits of approximately $2.2 million.  The entire amount of the unrecognized tax benefits would affect the effective tax rate if recognized.  As of March 31, 2010, the Company is subject to U.S. Federal income tax examinations for the tax years 2006 through 2009, and to non-U.S. income tax examinations for the tax years 2002 through 2009.  In addition, the Company is subject to state and local income tax examinations for the tax years 2002 through 2009.

The Company’s income tax provision consists of federal, state and foreign income taxes.  The tax provisions for the three months ended March 31, 2010 and 2009 were based on the estimated effective tax rates applicable for the full years ending December 31, 2010 and 2009, after giving effect to items specifically related to the interim periods.  The Company’s effective tax rate was 42.3% for the three months ended March 31, 2010 and 37.8% for the three months ended March 31, 2009.  The Company’s effective tax rate is affected by the mix of pretax income and the different effective tax rates of the tax jurisdictions in which it operates.

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

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effect of derivative instruments on the condensed consolidated statement of income for the three months ended March 31, 2010 was as follows (in thousands):

Derivatives in Cash Flow Hedge Relationship	Before-Tax Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Locations of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Before-Tax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Locations of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap contracts	$(1,810)	Interest Expense	$(2,439)	None	$—
Total	$(1,810)		$(2,439)		$—

The effect of derivative instruments on the condensed consolidated statement of income for the three months ended March 31, 2009 was as follows (in thousands):

Derivatives in Cash Flow Hedge Relationship	Before-Tax Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Locations of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Before-Tax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Locations of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap contracts	$(1,341)	Interest Expense	$—	None	$—
Total	$(1,341)		$—		$—

Assuming interest rates stay at current levels, in the next twelve months, the Company anticipates that approximately $10.2 million will be reclassified from other comprehensive income (loss), to interest expense in connection with quarterly settlements of the above-referenced swap agreements.

The following table sets forth the fair value of the interest rate swap contract liabilities included in current and non-current liabilities within the condensed consolidated balance sheets at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
	(in thousands)
Interest rate swap agreements	$(12,160)	$(12,789)

The fair value of the Company’s derivative instruments included in current liabilities was $10.2 million at March 31, 2010.  The fair value of the Company’s derivative instruments included in non-current liabilities was $2.0 million at March 31, 2010.  The fair value of the Company’s derivative instruments included in current liabilities was $9.0 million at December 31, 2009.  The fair value of the Company’s derivative instruments included in non-current liabilities was $3.8 million at December 31, 2009.

The Company will continue to review its exposure to interest rate fluctuations and evaluate whether it should manage such exposure through derivative transactions.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Contracts

From time-to-time, the Company enters into foreign currency forward exchange contracts and foreign currency option contracts to manage its exposure to foreign exchange rates associated with short-term operating receivables of a Canadian subsidiary that are payable by the U.S. operations.  The terms of these contracts are generally less than a year. Changes in the fair value of such contracts are reported in earnings in the period the value of the contract changes.  The net gain or loss upon settlement and the remaining change in fair value is recorded as a component of other income (expense).

The Company did not enter into any outstanding foreign currency contracts for the three months ended March 31, 2010 and 2009.

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

At March 31, 2010, the Company employed a total of 3,127 people.  Approximately 14.4% of the employees are represented by unions.  The Grand Rapids, Michigan plant is the only unionized plant within the U.S and has an agreement with the Carpenters Union, Local 1615, of the United Brotherhood of Carpenters and Joiners of America, Affiliate of the Carpenters Industrial Council (the “Union”), covering approximately 258 hourly employees. The Collective Bargaining Agreement expires August 27, 2011.  Certain workers in the facilities in Italy are also represented by unions.

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

Changes in the warranty reserves for periods indicated are as follows:

	Three months ended
	March 31, 2010	March 31, 2009
	(in thousands)
Balance at beginning of period	$9,773	$11,528
Provision for warranty claims	746	1,977
Warranty claims paid	(1,428)	(2,190)

Balance at end of period	$9,091	$11,315

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7: PENSIONS AND OTHER POSTRETIREMENT BENEFITS

The following tables summarize the costs of the Company’s employee pension and post-retirement plans for the periods indicated.

	Pension Benefits		Other Benefits
	Three months ended		Three months ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
	(in thousands)
Service cost	$2,600	$2,580	$113	$108
Interest cost	2,703	2,433	370	394
Expected return on plan assets	(2,918)	(2,606)	—	—
Amortization of prior service cost	15	19	(301)	(335)
Recognized actuarial loss	265	18	138	170

Net periodic benefit cost	$2,665	$2,445	$320	$337

NOTE 8: OTHER COMPREHENSIVE INCOME

Comprehensive income (loss) consists of net earnings, plus other comprehensive income which includes pension liability adjustments, foreign currency translation adjustments, and unrealized losses on derivatives.  Comprehensive income was approximately $1.4 million and $6.3 million for the three months ended March 31, 2010 and March 31, 2009, respectively.  The following presents the components of “Accumulated Other Comprehensive Income (Loss)” for the period indicated, net of tax (in thousands).

Three months ended:	Beginning	Before-Tax	Tax Benefit	Net-of-Tax	Ending
March 31, 2010	Balance	Amount	(Expense)	Amount	Balance
Pension Adjustment	$(24,420)	$—	$—	—	$(24,420)
Foreign currency translation adjustment	21,937	(1,214)	—	(1,214)	20,723
Unrealized loss on derivatives	(7,744)	629	(249)	380	(7,364)

Accumulated other comprehensive loss, net of tax	$(10,227)	$(585)	$(249)	$(834)	$(11,061)

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9: COMMON STOCK AND EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period (excluding unvested restricted shares).  Diluted earnings per share reflect the additional dilution for all shares and potential shares issued under the stock incentive plans.

	Three months ended
	March 31, 2010	March 31, 2009
Weighted average shares of common stock outstanding—basic	45,627	45,301
Potentially dilutive shares resulting from stock plans	239	—

Weighted average common shares—diluted	45,866	45,301

Antidilutive options not included in the weighted average common shares-diluted	2,874	2,727

Common stock activity for the three months ended March 31, 2010 and 2009 included the repurchase of approximately 458,405 shares for $5.5 million and 86,952 shares for $663,000, respectively.  Common stock activity for the first three months of 2010 also included the exercise of 512,980 options for $5.5 million and the vesting of 19,817 restricted shares.  Common stock activity for the first three months of 2009 also included the issuance of 4,637 shares for $28,000 and the vesting of 244,745 restricted shares.

NOTE 10: RESTRUCTURING CHARGES

On April 3, 2008 the Company initiated a restructuring plan in order to reduce costs. Additional reductions were announced December 4, 2008, and February 3, 2009.  The Company based its accounting and disclosures on the applicable accounting guidance.  As a result, charges to operations were made in the periods in which restructuring plan liabilities were incurred. During the first three months of 2009, the Company incurred $6.2 million of restructuring charges.  These restructuring charges related to employee termination costs.  A reserve was recorded on the balance sheet for employee termination costs and showroom lease payments that have not been paid as of March 31, 2010 and December 31, 2009, respectively.

On March 18, 2010, the Company announced a plan to better align its manufacturing footprint with demand while further focusing the particular manufacturing activities of each of its North American production facilities.  The Company has elected to undergo this restructuring in order to better utilize its manufacturing capacity, eliminate duplication of capabilities and reduce associated costs.  The Company based its accounting and disclosures on the applicable accounting guidance.  As a result, charges to operations were made in the periods in which restructuring plan liabilities were incurred. The Company expects the 2010 plan to continue through the second quarter of 2011, with total estimated charges to approximately $10.7 million.  During the first quarter of 2010, the Company incurred approximately $3.6 million of restructuring charges.  These restructuring charges included employee termination costs as well as costs associated with the write off of fixed-assets.  A reserve was recorded on the balance sheet for employee termination costs that have not been paid as of March 31, 2010

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Below is the summary of the restructuring reserve balance as of March 31, 2010:

March 31,
Restructuring Reserve	2010
Reserve balance	$1,774
Additions	1,334
Payments	(993)
Adjustments	—
Ending Reserve balance	$2,115

During the first quarter of 2010, $2.3 million of costs associated with the write-off of fixed assets were recorded as a direct reduction of the asset which had no further net realizable value.

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

Long-term Debt

The fair value of the Company’s $290.1 million outstanding indebtedness under its revolving credit facility approximates its carrying value, as it is variable-rate debt.  The fair value of the Company’s other long-term obligations approximates its carrying value.

Interest Rate Swap Contracts

The fair value of the Company’s interest rate swap contracts is measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation.

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$8,135	$8,135	$5,961	$5,961
Financial Liabilities:
Long-term debt
Senior credit facility	290,141	290,141	295,156	295,156
Interest swap contracts	12,160	12,160	12,789	12,789

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12. FAIR VALUE MEASUREMENTS

ASC 820, “Fair Value Measurements and Disclosures”, establishes a hierarchy that prioritizes fair value measurements based on types of inputs used for the various valuation techniques (market approach, income approach, and cost approach).  The levels of the hierarchy are described below:

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

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy.  The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed consolidated balance sheet at March 31, 2010 (in thousands):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Interest rate swaps	$—	$12,160	$—	$12,160
Total	$—	$12,160	$—	$12,160

The interest rate swaps referred to above are included in current and non-current liabilities within the condensed consolidated balance sheet at March 31, 2010.

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed consolidated balance sheet at December 31, 2009 (in thousands):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Interest rate swaps	$—	$12,789	$—	$12,789
Total	$—	$12,789	$—	$12,789

The interest rate swaps referred to above were included in current and non-current liabilities within the condensed consolidated balance sheet at December 31, 2009.

NOTE 13. SUBSEQUENT EVENT

The Company evaluated all subsequent events through the date that the condensed consolidated financial statements were issued.  No material subsequent events have occurred since March 31, 2010 that required recognition or disclosure in the condensed consolidated financial statements.

ITEM 2:                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations provides an account of our financial performance and financial condition that should be read in conjunction with the accompanying unaudited condensed consolidated financial statements.

Forward-looking Statements

This Quarterly report on Form 10-Q contains forward-looking statements, principally in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk.” Statements and financial discussion and analysis contained in this Form 10-Q that are not historical facts are forward-looking statements. These statements discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to us, based on our current beliefs as well as assumptions made by us and information currently available to us. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “possible,” “potential,” “predict,” “project,” or other similar words, phrases or expressions. This includes, without limitation, our statements and expectations regarding any future recovery in our industry and our projections and estimates with respect to our planned restructuring activities.  Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation: the risks described in Item 1A and in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009; changes in the financial stability of our clients or the overall economic environment, resulting in decreased corporate spending and service sector employment; changes in relationships with clients; the mix of products sold and of clients purchasing our products; the success of new technology initiatives; changes in business strategies and decisions; competition from our competitors; our ability to recruit and retain an experienced management team; changes in raw material prices and availability; restrictions on government spending resulting in fewer sales to the U.S. government, one of our largest customers; our debt restrictions on spending; our ability to protect our patents, copyrights and trademarks; our reliance on furniture dealers to produce sales; lawsuits arising from patents, copyrights and trademark infringements; violations of environment laws and regulations; potential labor disruptions; adequacy of our insurance policies; the availability of future capital; the overall strength and stability of our dealers, suppliers, and customers; access to necessary capital; and currency rate fluctuations. The factors identified above are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement. Unpredictable or unknown factors could also have material adverse effects on us. All forward-looking statements included in this Form 10-Q are expressly qualified in their entirety by the foregoing cautionary statements. Except as required under the Federal securities laws and rules regulations of the SEC, we undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

The first quarter of 2010 proved to be very difficult as we continued to be impacted by decreased demand across the industry.  Net sales were down 17.5% from $212.6 million during the first quarter of 2009 to $175.3 million during the first quarter of 2010.  The decrease in sales was experienced over the majority of our product categories. However, we did have sales in seating increase on a year-over-year basis as sales for the Generation by Knoll® chair continue to generate momentum.  Our largest percentage sales declines were seen in our office systems category, which continued to experience double digit declines. Geographically, during the first quarter of 2010 sales in North America decreased while sales in Europe increased when compared with the prior year.  Backlog of unfilled orders fell $24.9 million to $138.9 million, or 15.2%, compared to unfilled orders of $163.8 million at March 31, 2009.  Earnings per share was $0.05, a decrease of 76.2%, when compared to $0.21 earnings per share in the prior year.

During the first quarter of 2010, we announced a plan to better align our manufacturing footprint.  We have elected to undergo this restructuring in order to better utilize our manufacturing capacity, eliminate duplication of capabilities and reduce associated costs.  We estimated that total restructuring charges of $10.7 million will be incurred for this plan.  During the first quarter of 2010, $3.6 million were recorded.  We expect the plan to be completed during the next fifteen months.  Annual savings of this plan are expected to be approximately $7.1 million.

For the first quarter of 2010, gross margin decreased 290 basis points to 32.3% versus the comparable quarter of the prior year. The decrease in gross margin largely resulted from price deterioration and unfavorable movements in foreign exchange on the Canadian dollar.  Our gross margin was also impacted by lower absorption of our fixed costs as a result of our lower sales.  Operating profit for the first quarter of 2010 was $9.4 million, a decrease of 44.0% from the first quarter of 2009.  Operating expenses for the first quarter of 2010 decreased $8.1 million, or 15.8%, when compared to the prior year.  We continue to aggressively manage our cost structure in order to bring our expenses in line with current sales volume levels.

Interest expense during the first quarter of 2010 increased $1.4 million when compared to the prior year.  The increase in interest expense is the result of an interest rate swap agreement that went into effect during the second quarter of 2009.  This agreement increased interest expense by $2.4 million during the first quarter of 2010. For a further discussion of the interest rate swap agreements, see Note 5 to the condensed consolidated financial statements included in this quarterly report on Form 10-Q.

Despite the industry demand challenges we continue to face, this quarter we were able to pay down an additional $5.0 million of our debt to bring our total debt outstanding to $290.3 million.  We also were able to repurchase $5.5 million of our common shares outstanding using stock option proceeds and pay a quarterly dividend of $0.02 per share.  We remain in compliance with all our bank covenants.

We expect 2010 to be a challenging year but we believe we are beginning to see signs of a recovery that will impact our results during the second half of the year.  Our industry trade association, The Business and Institutional Furniture Manufacturer’s Association (“BIFMA”), is forecasting a sales decline of 3.8% for 2010 compared with a decline of 29.7% in 2009.  Until the industry recovery occurs we will continue to aggressively manage our costs while investing in products that will better position us in the future.

Critical Accounting Policies

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses and the disclosure of certain contingent assets and liabilities.  Actual results may differ from such estimates.  On an ongoing basis, we review our accounting policies and procedures.  A more detailed review of our critical accounting policies is contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Results of Operations

Comparison of First Quarter Ended March 31, 2010 to First Quarter Ended March 31, 2009

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
Consolidated Statement of Operations Data (in thousands):
Net Sales	$175,259	$212,609
Gross Profit	56,661	74,767
Restructuring Charges	3,608	6,239
Operating Income	9,408	16,765
Interest Expense	4,153	2,771
Other (Expense) Income, net	(1,413)	1,324
Income Tax Expense	1,627	5,793
Net Income	$2,215	$9,525

Statistical and Other Data:
Sales Growth From Comparable Prior Year	(17.5)%	(20.6)%
Gross Profit Margin	32.3%	35.2%
Backlog	$138,946	$163,768

Sales

Sales for the first quarter of 2010 were $175.3 million, a decrease of $37.3 million, or 17.5%, from sales of $212.6 million for the same period in the prior year.  The decrease in sales was experienced across all product categories except for seating.  During the first quarter of 2010, pricing pressures continued to impact sales as the sales environment remains very competitive.  Limited activity in the industry is increasing competition in the market place and allowing customers to obtain higher discounts on the products we sell.

During the first quarter of 2010, sales to the U.S. government continued to represent a large portion of our overall sales.  Sales to the U.S. government were 18.2% of net sales during the first quarter of 2010.

At March 31, 2010, our sales backlog was $138.9 million, a decrease of $24.9 million, or 15.2%, from our sales backlog of $163.8 million as of March 31, 2009.

Gross Profit and Operating Income

Gross profit for the first quarter of 2010 was $56.6 million, a decrease of $18.2 million, or 24.3%, from gross profit of $74.8 million for the first quarter ended March 31, 2009.  Operating income for the first quarter of 2010 was $9.4 million, a decrease of $7.4 million, or 44.0%, from operating income of $16.8 million for the first quarter of 2009.  Operating income for the first quarter of 2010 includes restructuring charges of $3.6 million.  Operating income for the first quarter of 2009 includes restructuring charges of $6.2 million.  As a percentage of sales, gross profit decreased to 32.3% for the first quarter of 2010 from 35.2% for the first quarter of 2009. Operating income as a percentage of sales decreased to 5.4% in the first quarter of 2010 from 7.9% over the same period of 2009.

The decrease in gross profit margin from the first quarter of 2009 largely resulted from pricing pressures and unfavorable movements in foreign exchange.  Lower absorption of our fixed costs because of our lower sales volumes also added to the decline.

Operating expenses for the first quarter of 2010 were $43.6 million, or 24.9% of sales, compared to $51.8 million, or 24.3% of sales, for the first quarter of 2009.  The decrease in operating expense dollars during the first quarter of 2010 was largely due to decreased spending in conjunction with our lower sales volumes.  Decreased sales and incentive compensation accounted for approximately $4.1 million of the reduction in operating expenses for the first quarter of 2010.

Interest Expense

Interest expense for the quarter ended March 31, 2010 was $4.2 million, an increase of $1.4 million from the same period in 2009.  The increase in interest expense for the three months ended March 31, 2010 was due to an interest rate swap agreement that went into effect during the second quarter of 2009.  For the three months ended March 31, 2010 additional interest expense of $2.4 million was incurred as a result of the interest rate swap agreement. See Note 5 of the condensed consolidated financial statements included in this quarterly report on Form 10-Q. for further information regarding the interest rate swaps. Taking into account the effect of the interest rate swap payments, the weighted average interest rate for the first quarter of 2010 was 5.0%. The weighted average interest rate for the same period in 2009 was 2.9%.

Other (Expense) Income, net

Other expense for the first quarter of 2010 was $1.4 million.  Other income for the first quarter of 2009 was $1.3 million.  The decrease in other (expense) income was primarily due to losses on foreign exchange particularly the increase in the Canadian Dollar.

Income Tax Expense

Our effective tax rate was 42.3% for the first quarter of 2010, as compared to 37.8% for the same period last year.  The increase in the effective tax rate is largely due to the mix of pretax income in the countries in which we operate.

Liquidity and Capital Resources

The following table highlights certain key cash flows and capital information pertinent to the discussion that follows:

	March 31, 2010	March 31, 2009
	(in thousands)
Cash (used in) provided by operating activities	$11,521	$(14,840)
Capital expenditures	(1,348)	(5,138)
Net cash used in investing activities	(1,661)	(5,138)
Purchase of common stock	(5,490)	(663)
Net (repayment) borrowings of debt	(5,000)	24,000
Payment of dividend	(912)	(5,445)
Net proceeds from issuance of stock	5,531	28
Net cash (used in) provided by financing activities	(5,676)	17,920

Historically, we have carried significant amounts of debt, and cash generated by operating activities has been used to fund working capital, capital expenditures, repurchase shares, pay quarterly dividends and scheduled payments of principal and interest under our credit facility.  Our capital expenditures are typically for new product tooling and manufacturing equipment.  These capital expenditures support new products and continuous improvements in our manufacturing processes.

Year-to-date net cash provided by operations was $11.5 million, of which $11.3 million was provided by net income plus non-cash amortizations and stock-based compensation, plus $0.2 million of favorable changes in assets and liabilities.  During the first quarter of 2009, cash used in operating activities was $14.8 million, of which $17.3 million was provided by net income plus non-cash amortizations and stock-based compensation, offset by $32.1 million of unfavorable changes in working capital and other assets and liabilities.

For the first quarter of 2010, we used available cash, including the $11.5 million of net cash provided by operating activities and $5.5 million provided from option proceeds, to repay $5.0 million of our outstanding debt, repurchase $5.5 million of common stock for treasury, fund $1.3 million in capital expenditures, fund a dividend payment to shareholders totaling $0.9 million and fund working capital.   For the first quarter of 2009, we used available cash, including the $17.9 million of net cash from financing activities, to fund $5.1 million in capital expenditures, repurchase $663,000 of common stock for treasury, fund a dividend payment to shareholders totaling $5.4 million and fund working capital.

Cash used in investing activities was $1.7 million for the first quarter of 2010 and $5.1 million for the same period in 2009.  Fluctuations in cash used in investing activities are primarily attributable to the levels of capital expenditures.

We use our existing secured $500 million revolving credit facility in the ordinary course of business to fund our working capital needs, and at times make significant borrowings and repayments under the facility depending on our cash needs and availability at such time. This facility matures in June 2013 and provides us with the option to increase the size of the facility by up to an additional $200 million, subject to the satisfaction of certain terms and conditions. As of March 31, 2010 there was approximately $290 million outstanding under the facility, compared to $361 million outstanding under the facility as of March 31, 2009. Borrowings under the revolving credit facility may be repaid at any time, but no later than June 2013.

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

Contractual Obligations

Contractual obligations associated with our ongoing business will result in cash payments in future periods.  A table summarizing the amounts and timing of these future cash payments was provided in the Company’s Form 10-K filing for the fiscal year ended December 31, 2009.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We provided a discussion of our market risk in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2009.  During the first three months of 2010, there was no substantive change in our market risk except for the items noted below.  This discussion should be read in conjunction with Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Taking into account payments on the above noted interest rate swap agreements, our weighted average rate of interest for the first quarter of 2010 was 5.0%. Our weighted average rate of interest for the same period of 2009 was 2.9%.

Foreign Currency Exchange Rate Risk

We manufacture our products in the United States, Canada and Italy, and sell our products primarily in those markets as well as in other European countries.  Our foreign sales and certain expenses are transacted in foreign currencies.  Our production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold.  Additionally, as we report currency in the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar.  The principal foreign currencies in which we conduct business are the Canadian dollar and the Euro. Approximately 15.6% of our revenues for the first quarter 2010 and 11.6% in the same period for 2009, and 32.7% of our cost of goods sold for the first quarter of 2010 and 33.3 % in the same period of 2009, were denominated in currencies other than the U.S. dollar.  Foreign currency exchange rate fluctuations resulted in a $1.5 million loss in the first quarter of 2010 and a $1.1million gain in 2009.

From time to time, we enter into foreign currency forward exchange contracts and foreign currency option contracts for other than trading purposes in order to manage our exposure to foreign exchange rates associated with short-term operating receivables of a Canadian subsidiary that are payable by our U.S. operations.  The terms of these contracts are generally less than a year. Changes in the fair value of such contracts are reported in earnings in the period the value of the contract changes.  The Company had no outstanding foreign currency contracts as of March 31, 2010 and 2009.

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report (March 31, 2010) (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, our principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. Our principal executive officer and principal financial officer also conducted an evaluation of our internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended March 31, 2010 that have materially affected or which are reasonably likely to materially affect Internal Control.  Based on that evaluation, there has been no such change during the quarter ended March 31, 2010.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the first quarter of 2010, there have been no new material legal proceedings or material changes in the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 1A. RISK FACTORS

During the first quarter of 2010, there were no material changes in the risk factors disclosed in our Annual Report on Form 10-K report for the year ended December 31, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS

Repurchases of Equity Securities

The following is a summary of share repurchase activity during the three months ended March 31, 2010.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of publicly Announced Plans or Programs		Maximum Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1)
January 1, 2010 – January 31, 2010	36,044	11.60	36,044	(2)	32,352,413
February 1, 2010 – February 28, 2010	305,961	11.96	305,961	(2)	32,352,413
March 1, 2010 – March 31, 2010	116,400	12.13	116,400	(2)	32,352,413
Total	458,405		458,405

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

KNOLL, INC.
(Registrant)

Date: May 10, 2010
By:	/s/ Andrew B. Cogan
Andrew B. Cogan
Chief Executive Officer

Date: May 10, 2010
By:	/s/ Barry L. McCabe
Barry L. McCabe
Chief Financial Officer