Form 10-Q
period 2010-06-30
KNOLL INC
filed 2010-08-09
CIK 1011570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 5, 2010, there were 47,025,380 shares (including 1,388,627 shares of non-voting restricted shares) of the Registrant’s common stock, par value $0.01 per share, outstanding.

KNOLL, INC.

TABLE OF CONTENTS FOR FORM 10-Q

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KNOLL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,418	$5,961
Customer receivables, net	109,545	113,652
Inventories	78,282	79,964
Deferred income taxes	8,870	4,994
Prepaid and other current assets	12,675	9,306

Total current assets	219,790	213,877
Property, plant, and equipment, net	122,576	135,045
Goodwill, net	75,494	75,612
Intangible assets, net	222,838	223,550
Other non-trade receivables	4,773	5,605
Other noncurrent assets	2,789	1,931
Total Assets	$648,260	$655,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$122	$149
Accounts payable	67,419	74,687
Other current liabilities	85,829	78,428
Total current liabilities	153,370	153,264
Long-term debt	277,128	295,156
Deferred income taxes	46,208	36,997
Postretirement benefits other than pensions	24,109	23,435
Pension liability	39,725	41,046
International retirement obligation	3,341	4,444
Other noncurrent liabilities	7,597	11,716
Total liabilities	551,478	566,058
Stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 47,000,380 issued and outstanding (net of 12,902,452 treasury shares) at June 30, 2010 and 46,934,683 shares issued and outstanding (net of 12,425,927 treasury shares) at December 31, 2009	470	470
Additional paid-in-capital	11,677	6,736
Retained earnings	101,588	92,583
Accumulated other comprehensive loss	(16,953)	(10,227)
Total stockholders’ equity	96,782	89,562
Total Liabilities and Stockholders’ Equity	$648,260	$655,620

See accompanying notes to the condensed consolidated financial statements

KNOLL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Sales	$192,275	$202,197	$367,534	$414,806
Cost of sales	129,235	131,468	247,833	269,310
Gross profit	63,040	70,729	119,701	145,496
Selling, general, and admistrative expenses	48,953	50,142	92,598	101,905
Restructuring charges	2,147	2,073	5,755	8,312
Operating Income	11,940	18,514	21,348	35,279
Interest expense	4,410	2,856	8,563	5,627
Other income (expense), net	2,318	(2,747)	905	(1,423)

Income before income tax expense	9,848	12,911	13,690	28,229
Income tax expense	1,172	4,837	2,799	10,630
Net Income	$8,676	$8,074	$10,891	$17,599

Net earnings per share
Basic	$0.19	$0.18	$0.24	$0.39
Diluted	$0.19	$0.18	$0.24	$0.39
Dividends per share	$0.02	$0.02	$0.04	$0.14
Weighted-average shares outstanding:
Basic	45,631,958	45,386,945	45,624,003	45,344,388
Diluted	46,041,300	45,389,692	45,948,089	45,345,762

See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITES
Net income	$10,891	$17,599
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	9,364	9,206
Amortization of intangible assets	1,024	1,103
Loss on disposal of fixed assets	9	115
Write-off of assets due to restructuring	2,338	—
Unrealized foreign currency (gain) loss	(1,075)	1,955
Stock based compensation	4,760	4,130
Other non-cash items	15	12
Changes in assets and liabilites:
Customer receivables	1,339	7,215
Inventories	(157)	14,545
Accounts payable	(4,393)	(11,366)
Current and deferred income taxes	1,622	(12,340)
Other current assets	(1,275)	(1,540)
Other current liabilities	8,376	(21,854)
Other noncurrent assets and liabilities	(1,498)	4,143
Cash provided by operating activities	31,340	12,923
CASH FLOWS FOR INVESTING ACTIVITIES
Capital expenditures	(2,826)	(10,243)
Purchase of intangibles	(313)	—
Proceeds from the sale of assets	—	10
Cash used in investing activites	(3,139)	(10,233)
CASH FLOWS FOR FINANCING ACTIVITIES
Net (repayments) proceeds from revolving credit facilites, net	(18,000)	1,000
Payment of dividends	(1,825)	(6,353)
Proceeds from the issuance of common stock	5,554	57
Purchase of common stock for treasury	(5,569)	(704)
Tax benefit from the exercise of stock options	195	—
Cash used in financing activities	(19,645)	(6,000)

Effect of exchange rate changes on cash and cash equivalents	(4,099)	2,173

Increase (decrease) in cash and cash equivalents	4,457	(1,137)

Cash and cash equivalents at beginning of period	5,961	14,903

Cash and cash equivalents at end of period	$10,418	$13,766

See accompanying notes to the condensed consolidated financial statements

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

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

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

NOTE 3: INVENTORIES

Inventories, net consist of:

	June 30, 2010	December 31, 2009
	(in thousands)
Raw Materials	$35,527	$39,112
Work-in-Process	6,381	6,447
Finished Goods	36,374	34,405

	$78,282	$79,964

Inventory reserves for obsolescence and other estimated losses were $7.9 million and $8.4 million at June 30, 2010 and December 31, 2009, respectively.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4: INCOME TAXES

As of June 30, 2010, the Company had unrecognized tax benefits of approximately $2.1 million.  The entire amount of the unrecognized tax benefits would affect the effective tax rate if recognized.  As of June 30, 2010, the Company is subject to U.S. Federal income tax examinations for the tax years 2006 through 2009, and to non-U.S. income tax examinations for the tax years 2002 through 2009.  In addition, the Company is subject to state and local income tax examinations for the tax years 2002 through 2009.

The Company’s income tax provision consists of federal, state and foreign income taxes.  The tax provisions for the three months ended June 30, 2010 and 2009 were based on the estimated effective tax rates applicable for the full years ending December 31, 2010 and 2009, after giving effect to items specifically related to the interim periods.  The Company’s effective tax rate was 11.9% for the three months ended June 30, 2010 and 37.5% for the three months ended June 30, 2009.  The Company’s effective tax rate was 20.4% for the six months ended June 30, 2010 and 37.7% for the six months ended June 30, 2009. The decrease in our effective tax rate was due to a $2.5 million tax benefit related to foreign tax credits that was recognized as a discrete item due to amended tax returns being filed during the second quarter of 2010.  The Company’s effective tax rate is affected by the mix of pretax income and the different effective tax rates of the tax jurisdictions in which it operates.

NOTE 5:  DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses derivative financial instruments, to reduce its exposure to adverse fluctuations in foreign currency exchange rates and interest rates.

On May 21, 2008, the Company entered into four interest rate swap agreements for purposes of managing its risk in interest rate fluctuations.  These agreements each hedge a notional amount of $150.0 million of the Company’s borrowings under the revolving credit facility.  Two of the agreements were effective June 9, 2009 and expired on June 9, 2010.  On these two agreements, the Company paid a fixed rate of 3.51% and received a variable rate of interest equal to three-month London Interbank Offered Rate (LIBOR), as determined on the last day of each quarterly settlement period.  The other two agreements were effective on June 9, 2010 and expire on June 9, 2011.  The Company pays a fixed rate of 4.10% on these two agreements and receives a variable rate of interest equal to three-month LIBOR as determined on the last day of each quarterly settlement period.

The Company has elected to apply hedge accounting to these swap agreements.  The ineffective portion of the above noted swap agreements was deemed immaterial as of June 30, 2010.  Changes in the fair value of these interest rate swap agreements are recorded as a component of accumulated other comprehensive income (loss) in the equity section of the balance sheet.  The net amount paid or received upon quarterly settlements is recorded as an adjustment to interest expense, with a corresponding reduction in other comprehensive income (loss).

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5:  DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

The effect of derivative instruments on the consolidated statement of income for the three months ended June 30, 2010 and 2009 was as follows (in thousands):

Derivatives in Cash Flow Hedge Relationship	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Locations of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Before - Tax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Locations of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
June 30, 2010
Interest rate swap contracts	$(47)	Interest Expense	$(2,520)	None	$—
Total	$(47)		$(2,520)		$—
June 30, 2009
Interest rate swap contracts	$3	Interest Expense	$(503)	None	$—
Total	$3		$(503)		$—

The effect of derivative instruments on the consolidated statement of income for the six months ended June 30, 2010 and 2009 was as follows (in thousands):

Derivatives in Cash Flow Hedge Relationship	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Locations of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Before - Tax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Locations of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
June 30, 2010
Interest rate swap contracts	$(1,857)	Interest Expense	$(4,959)	None	$—
Total	$(1,857)		$(4,959)		$—
June 30, 2009
Interest rate swap contracts	$(1,343)	Interest Expense	$(503)	None	$—
Total	$(1,343)		$(503)		$—

Assuming interest rates stay at current levels, in the coming twelve months, the Company anticipates that approximately $9.7 million will be reclassified from other comprehensive income (loss), to interest expense in connection with quarterly settlements of the above-referenced swap agreements.

The following table sets forth the fair value of the interest rate swap contract liabilities included in current and noncurrent liabilities within the consolidated balance sheets at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
	(in thousands)
Interest rate swap agreements	$(9,687)	$(12,789)

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5:  DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

The fair value of the Company’s derivative instruments included in current liabilities is $9.7 million at June 30, 2010.  The fair value of the Company’s derivative instruments included in current liabilities is $9.0 million at December 31, 2009. The fair value of the Company’s derivative instruments included in non-current liabilities is $3.8 million at December 31, 2009.

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

At June 30, 2010, the Company employed a total of 3,190 people.  Approximately 13.3% of the employees are represented by unions.  The Grand Rapids, Michigan plant is the only unionized plant within the U.S and has an agreement with the Carpenters Union, Local 1615, of the United Brotherhood of Carpenters and Joiners of America, Affiliate of the Carpenters Industrial Council (the Union), covering approximately 231 hourly employees. The Collective Bargaining Agreement expires August 27, 2011.  Certain workers in the facilities in Italy are also represented by unions.

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

	Six Months Ended
	June 30, 2010	June 30, 2009
	(in thousands)
Balance at beginning of period	$9,773	$11,528
Provision for warranty claims	2,002	3,544
Warranty claims paid	(3,192)	(3,955)

Balance at end of period	$8,583	$11,117

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7: PENSIONS

The following tables summarize the costs of the Company’s employee pension and post retirement plans for the periods indicated.

	Pension Benefits		Other Benefits
	Three months ended		Three months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(in thousands)
Service cost	$2,600	$2,580	$113	$108
Interest cost	2,703	2,434	370	394
Expected return on plan assets	(2,918)	(2,606)	—	—
Amortization of prior service cost	15	19	(301)	(335)
Recognized actuarial loss	265	18	138	170

Net periodic benefit cost	$2,665	$2,445	$320	$337

	Pension Benefits		Other Benefits
	Six months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(in thousands)
Service cost	$5,200	$5,160	$226	$216
Interest cost	5,406	4,868	740	788
Expected return on plan assets	(5,836)	(5,212)	—	—
Amortization of prior service cost	30	38	(602)	(670)
Recognized actuarial loss	530	36	276	340

Net periodic benefit cost	$5,330	$4,890	$640	$674

NOTE 8: OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net earnings, plus other comprehensive income which includes pension liability adjustments, foreign currency translation adjustments, and unrealized losses on derivatives.  Comprehensive income was approximately $2.8 million and $18.5 million for the three months ended June 30, 2010 and June 30, 2009, respectively.  For the six months ended June 30, 2010 and June 30, 2009, comprehensive income totaled $4.2 million and $24.8 million, respectively.  The following presents the components of “Accumulated Other Comprehensive Income (Loss)” for the period indicated, net of tax (in thousands).

Six months ended:	Beginning	Before-Tax	Tax Benefit	Net-of-Tax	Ending
June 30, 2010	Balance	Amount	(Expense)	Amount	Balance

Pension Adjustment	$(24,420)	$—	$—	$—	$(24,420)
Foreign currency translation adjustment	21,937	(8,603)	—	(8,603)	13,334
Unrealized loss on derivatives	(7,744)	3,102	(1,225)	1,877	(5,867)

Accumulated other comprehensive loss, net of tax	$(10,227)	$(5,501)	$(1,225)	$(6,726)	$(16,953)

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9: COMMON STOCK AND EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period (excluding unvested restricted shares).  Diluted earnings per share reflects the additional dilution for all shares and potential shares issued under the stock incentive plans (including unvested restricted shares).

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(in thousands)
Weighted average shares of common stock outstanding-basic	45,632	45,387	45,624	45,344
Potentially dilutive shares resulting from stock plans	409	3	324	2

Weighted average common shares-diluted	46,041	45,390	45,948	45,346

Antidilutive options not included in the weighted average common shares - diluted	1,724	2,727	1,884	2,727

Common stock activity for the six months ended June 30, 2010 and 2009 included the repurchase of approximately 464,525 shares for $5.6 million and 93,073 shares for $704 thousand, respectively.  Common stock activity for the first six months of 2010 also included the exercise of 512,980 options for $5.5 million and the vesting of 39,817 restricted shares in 2010.  Common stock activity for the first six months of 2009 included the issuance of 8,609 shares for $57 thousand and the vesting of 264,745 restricted shares in 2009.

NOTE 10: RESTRUCTURING CHARGES

On April 3, 2008 the Company initiated a restructuring plan in order to reduce costs. Additional reductions were announced December 4, 2008, and February 3, 2009.  The Company based its accounting and disclosures on the applicable accounting guidance.  As a result, charges to operations were made in the periods in which restructuring plan liabilities were incurred. During the three months ended June 30, 2009 the Company incurred $2.1 million of restructuring charges.  During the six months ended June 30, 2009 the Company incurred $8.3 million of restructuring charges.  These restructuring charges related to employee termination costs and costs associated with exiting leased showrooms.  A reserve was recorded on the balance sheet for employee termination costs and showroom lease payments that have not been paid as of June 30, 2010 and December 31, 2009.

On March 18, 2010, the Company announced an additional restructuring plan to better align its manufacturing footprint with demand while further focusing the particular manufacturing activities of each of its North American production facilities.  The Company has elected to undergo this restructuring in order to better utilize its manufacturing capacity, eliminate duplication of capabilities and reduce associated costs.  The Company expects the announced plan to continue through the second quarter of 2011, with estimated charges to total approximately $10.7 million.  The Company based its accounting and disclosures on the applicable accounting guidance.  As a result, charges to operations were made in the periods in which restructuring plan liabilities were incurred. During the three months ended June 30, 2010, the Company incurred approximately $2.1 million of restructuring charges.  During the six months ended June 30, 2010, the Company incurred $5.8 million of restructuring charges.  These restructuring charges included employee termination costs as well as approximately $2.3 million of costs associated with the write off of fixed-assets.  A reserve was recorded on the balance sheet for employee termination costs that have not been paid as of June 30, 2010.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10: RESTRUCTURING CHARGES (Continued)

A rollforward of the restructuring reserve for the six months ended 2010 is as follows (in thousands):

Reserve balance as of December 31, 2009	$1,774
Additions	3,502
Payments	(1,817)
Adjustments	(74)
Reserve balance as of June 30, 2010	$3,385

During the six months ended June 30, 2010, $2.3 million of costs associated with the write-off of fixed assets were recorded as a direct reduction of the asset which had no further net realizable value as a result of the restructuring.

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

Long-term Debt

The fair value of the Company’s $277.1 million revolving credit facility approximates its carrying value, as it is variable-rate debt. The fair value of the Company’s other long-term obligations approximates its carrying value.

Interest Rate Swap Contracts

The fair value of the Company’s interest rate swap contracts is measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation, subject to a credit adjustment to the LIBOR-based yield curve’s implied discount rates.  The fair value of the Company’s interest rate swap agreements approximates its carrying values.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12:  FAIR VALUE MEASUREMENTS

Accounting Standards Codification 820, “Fair Value Measurements and Disclosures,” establishes a hierarchy that prioritizes fair value measurements based on types of inputs used for the various valuation techniques (market approach, income approach, and cost approach).  The levels of the hierarchy are described below:

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

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy.  The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed consolidated balance sheet at June 30, 2010 (in thousands):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Interest rate swaps	$—	$9,687	$—	$9,687

Total	$—	$9,687	$—	$9,687

The interest rate swaps referred to above are included in current liabilities within the condensed consolidated balance sheet at June 30, 2010.

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

NOTE 13: SUBSEQUENT EVENTS

The Company evaluated all subsequent events through the date that the condensed consolidated financial statements were issued.  No material subsequent events have occurred since June 30, 2010 that required recognition or disclosure in the condensed consolidated financial statements.

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

Overview

Our financial performance for the second quarter of 2010 shows that we are beginning to come out of one of the worst downturns our industry has ever experienced.   Net sales were $192.3 million for the quarter, a decrease of 4.9% from the second quarter of 2009.   When compared with the first quarter of 2010, net sales increased 9.7%.  During the quarter, the office systems segment of our business continued to experience the largest decline.  For the second consecutive quarter, however, our overall seating business experienced year-over-year growth.  This increase can be attributed to increased sales of our Generation by Knoll® Chair.  Backlog of unfilled orders at June 30, 2010 was $132.5 million, a decrease of $1.6 million, or 1.2%, compared to unfilled orders at June 30, 2009.  Diluted earnings per share in the second quarter of 2010 increased 5.6% to $0.19 per share when compared to $0.18 per share during the same period in the prior year.  During the second quarter of 2010 we recorded a tax benefit of $2.5 million.

For the quarter, gross margin fell 220 basis points to 32.8% versus the comparable quarter of the prior year.  The decrease from the second quarter of 2009 largely resulted from price deterioration, unfavorable movements in foreign exchange, higher material prices, and lower absorption of our fixed costs as a result of our lower sales volumes.

Our operating profit for the second quarter of 2010 was $11.9 million, a decrease of $6.6 million, or 35.5%, over the same period in 2009.  During the second quarter of 2010, we incurred restructuring charges, of $2.1 million.  These charges consisted of employee termination and severance costs associated with our plan announced in March 2010 to better align our manufacturing footprint.  Operating expenses for the quarter were $49.0 million, or 25.5% of sales, compared to $50.1 million, or 24.8% of sales, a year ago.  The modest decrease in operating expenses was due to decreased spending in conjunction with our lower sales volumes.

This quarter we continued to aggressively manage our balance sheet.  Despite the current economic environment we were able to pay down an additional $13.0 million of debt during the second quarter of 2010 bringing our total debt pay down for the year to $18.0 million and $61.0 million in the last twelve months.  Interest expense for the quarter increased $1.6 million when compared with the second quarter of 2009.  The increase in interest expense is due to interest rate swap agreements that went into effect during the second quarter of 2009.  Two of these agreements expired June 9, 2010 and the remaining two expire June 9, 2011.  For a further discussion of the interest rate swap agreements, see Note 5 to the condensed consolidated financial statements included in this quarterly report on Form 10-Q.

Our effective tax rate was 11.9% for the quarter, as compared to 37.5% for the same period last year.  The decrease in our effective tax rate was due to a $2.5 million tax benefit that was recorded during the second quarter of 2010.  The tax benefit related to foreign tax credits. Without this benefit, our tax rate for the second quarter of 2010 would have been 37.0%.

During the second half of 2010, we believe we will see improvements in sales and orders.  However, our margins will continue to be affected by competitive pricing and inflationary pressures.  We will continue to aggressively manage our expenses and invest in new products.  We are excited that our Antenna™ Workspaces took home a coveted Best of NeoCon® Innovation award at this year’s 2010 NeoCon.  It is new products like Antenna Workspaces and the Generation by Knoll chair that will position us to be a market leader as the economy recovers.

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

Results of Operations

Comparison of the Three Months and Six Months Ended June 30, 2010 and 2009

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(in thousands)
Consolidated Statement of Operations Data:
Net Sales	$192,275	$202,197	$367,534	$414,806
Gross Profit	63,040	70,729	119,701	145,496
Restructuring charges	2,147	2,073	5,755	8,312
Operating Income	11,940	18,514	21,348	35,279
Interest Expense	4,410	2,856	8,563	5,627
Other Income (Expense), net	2,318	(2,747)	905	(1,423)
Income Tax Expense	1,172	4,837	2,799	10,630
Net Income	$8,676	$8,074	$10,891	$17,599

Statistical and Other Data:
Sales Growth from Comparable Prior Period	(4.9)%	(30.9)%	(11.4)%	(26.0)%
Gross Profit Margin	32.8%	35.0%	32.6%	35.1%
Backlog	$132,539	$134,136	$132,539	$134,136

Sales

Sales for the second quarter of 2010 were $192.3 million, a decrease of $9.9 million, or 4.9%, from sales of $202.2 million for the same period in the prior year.  The decrease in sales was experienced across the majority of our product categories, with the exception of seating, which increased on a year over year basis.  Sales for the six months ended June 30, 2010 were $367.5 million, a decrease of $47.3 million, or 11.4%, over the first six months of 2009.  Pricing pressures continued to impact our sales this quarter as decreased demand in the industry has allowed our customers to obtain higher discounts on the products we sell.

During the second quarter of 2010, sales to the U.S. government continued to represent a large portion of our overall sales.  Sales to the U.S. government were 12.5% of net sales during the second quarter of 2010.

Gross Profit and Operating Income

Gross profit for the second quarter of 2010 was $63.0 million, a decrease of $7.7 million, or 10.9%, from gross profit of $70.7 million for the second quarter of 2009. Gross profit for the six months ended June 30, 2010 was $119.7 million, a decrease of $25.8 million, or 17.7%, from gross profit of $145.5 million for the same period in the prior year.  Operating income for the second quarter of 2010 was $11.9 million, a decrease of $6.6 million, or 35.5%, from operating income of $18.5 million for the second quarter of 2009.  Operating income for the second quarter of 2010 includes restructuring charges totaling $2.1 million.  Operating income for the six months ended June 30, 2010 was $21.3 million, a decrease of $14.0 million, or 39.7%, from operating income of $35.3 million for the same period in 2009.  Operating income for the six months ended June 30, 2010 includes restructuring charges totaling $5.8 million.  Operating income for the six months ended June 30, 2009 includes restructuring charges totaling $8.3 million.  As a percentage of sales, gross profit decreased from 35.0% for the second quarter of 2009 to 32.8% for the second quarter of 2010. Operating income as a percentage of sales decreased from 9.2% in the second quarter of 2009 to 6.2% for the same period of 2010.  For the six months ended June 30, 2010 and 2009 gross profit as a percentage of sales was 32.6% and 35.1%, respectively.  Operating income as a percentage of sales decreased from 8.5% in the first six months of 2009 to 5.8% in the first six months of 2010.

Operating expenses for the second quarter 2010 were $49.0 million, or 25.5% of sales, compared to $50.1 million, or 24.8% of sales, for the second quarter 2009.  Operating expenses for the six months ended June 30, 2010 were $92.6 million or 25.2% of sales compared to $101.9 million or 24.6% of sales for the same period in 2009.  The decrease in operating expense dollars for the quarter and six months ended June 30, 2010 as compared with the prior year periods was in large part due to our cost reduction programs in response to decreased demand for our products.

Interest Expense

Interest expense for the three and six months ended June 30, 2010 was $4.4 million and $8.6 million, respectively, an increase of $1.6 million and $3.0 million, respectively, from the same periods in 2009.  The increase in interest expense for the periods noted above is due to interest rate swap agreements that went into effect during June 2009.  For the three and six months ended June 30, 2010 additional interest expense of $2.5 million and $5.0 million was incurred as a result of the interest rate swap agreements. Two of these agreements expired June 9, 2010 and the remaining two expire June 9, 2011.  See Note 5 of the condensed consolidated financial statements for further information regarding the interest rate swap agreements. Taking into account the effect of the interest rate swap payments, the weighted average interest rate for the second quarter of 2010 was 5.4%. The weighted average interest rate for the same period of 2009 was 2.4%.

Other Income (Expense), net

Other income for the second quarter of 2010 was $2.3 million, which included $2.5 million of foreign exchange gains on currency offset by $0.2 million of miscellaneous expense.  Other expense for the second quarter of 2009 was $2.7 million which included $2.8 million of foreign exchange losses on currency offset by $0.1 million of miscellaneous income.

Income Tax Expense

The mix of pretax income and the varying effective tax rates in the countries in which we operate directly affects our consolidated effective tax rate. The effective tax rate was 11.9% for the second quarter of 2010, as compared to 37.5% for the same period in 2009.  The decrease in the effective tax rate was due to a $2.5 million tax benefit related to foreign tax credits that was recognized as a discrete item due to amended tax returns being filed during the second quarter of 2010.  Without this benefit, our tax rate for the second quarter of 2010 would have been 37.0%.  The effective tax rate for the six months ended June 30, 2010 was 20.4% and 37.7% for the same period in 2009.

Liquidity and Capital Resources

The following table highlights certain key cash flows and capital information pertinent to the discussion that follows:

	Six Months Ended
	June 30, 2010	June 30, 2009
	(in thousands)
Cash provided by operating activities	$31,340	$12,923
Capital expenditures	(2,826)	(10,243)
Cash used in investing activities	(3,139)	(10,233)
Purchase of common stock for treasury	(5,569)	(704)
Net (repayments) proceeds from revolving credit facilities, net	(18,000)	1,000
Payment of dividends	(1,825)	(6,353)
Proceeds from issuance of stock	5,554	57
Cash used for financing activities	(19,645)	(6,000)

Historically, we have carried significant amounts of debt, and cash generated by operating activities has been used to fund working capital and capital expenditures, repurchase shares, pay quarterly dividends and schedule payments of principal and interest under our credit facility.  Our capital expenditures are typically for new product tooling and manufacturing equipment. These capital expenditures support new products and continuous improvements in our manufacturing processes.

Year-to-date net cash provided by operations was $31.3 million of which (i) $27.3 million was provided from net income plus non-cash amortizations and stock based compensation and (ii) $4.0 million resulted from favorable changes in assets and liabilities.

For the six month period ended June 30, 2010, we used available cash, including the $31.3 million of net cash from operating activities, to repay $18.0 million of outstanding debt, repurchase shares totaling $5.6 million, fund $2.8 million in capital expenditures, fund dividend payments to shareholders totaling $1.8 million, and fund working capital.

For the six month period ended June 30, 2009, we used available cash, including the $12.9 million of net cash from operating activities, to fund $10.2 million in capital expenditures, fund dividend payments to shareholders totaling $6.4 million, and fund working capital.

Cash used in investing activities was $3.1 million for the six month period ended June 30, 2010 and $10.2 million for the same period in 2009. Fluctuations in cash used in investing activities are primarily attributable to the levels of capital expenditures.

We use our existing secured $500 million revolving credit facility in the ordinary course of business to fund our working capital needs, and at times make significant borrowings and repayments under the facility depending on our cash needs and availability at such time.  This facility matures in June 2013 and provides us with the option to increase the size of the facility by up to an additional $200 million, subject to the satisfaction of certain terms and conditions.  As of June 30, 2010, there was approximately $277 million outstanding under the facility, compared to $338 million outstanding under the facility as of June 30, 2009.  Borrowings under the revolving credit facility may be repaid at any time, but no later than June 2013.

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

Contractual Obligations

Contractual obligations associated with our ongoing business will result in cash payments in future periods.  A table summarizing the amounts and timing of these future cash payments was provided in the Company’s Form 10-K filing for the year ended December 31, 2009.

Environmental Matter

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

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We provided a discussion of our market risk in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2009.  During the first six months of 2010, there was no substantive change in our market risk except for the items noted below.  This discussion should be read in conjunction with Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2009.

During the normal course of business, we are routinely subjected to market risk associated with interest rate movements and foreign currency exchange rate movements. Interest rate risk arises from our debt obligations and related interest rate hedge agreements. Foreign currency exchange rate risk arises from our non-U.S. operations and purchases of inventory from foreign suppliers.

We have risk in our exposure to certain material and transportation costs. Steel, leather, wood products and plastics are all used in the manufacture of our products. During the second quarter of 2010 we were impacted by higher steel prices.  We continue to work to offset these price changes in raw materials and transportation through our global sourcing initiatives, cost improvements and price increases to our products.

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

Taking into account the effect of the interest rate swap payments, the weighted average interest rate for the second quarter of 2010 was 5.4%. The weighted average interest rate for the same period of 2009 was 2.4%.

Foreign Currency Exchange Rate Risk

We manufacture our products in the United States, Canada and Italy, and sell our products primarily in those markets as well as in other European countries. Our foreign sales and certain expenses are transacted in foreign currencies. Our production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. Additionally, as we report currency in the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the Canadian dollar and the Euro. Approximately 15.6% of our revenues for the first half of 2010 and 11.9% in the same period for 2009, and 34.3% of our cost of goods sold for the first half of 2010 and 34.8% in the same period for 2009, were denominated in currencies other than the U.S. dollar.  Foreign currency exchange rate fluctuations resulted in a $2.5 million transaction gain for the second quarter of 2010 and a $2.8 million transaction loss for the same period of 2009.  The $2.5 million gain was largely due to the weakening Canadian dollar.  For the six months ended June 30, 2010 and 2009, foreign exchange rate fluctuations included in other income resulted in a $1.0 million translation gain and a $1.7 million translation loss, respectively.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report (June 30, 2010) (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, our principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. Our principal executive officer and principal financial officer also conducted an evaluation of our internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended June 30, 2010 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended June 30, 2010.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

During the first two quarters of 2010, there have been no new material legal proceedings or changes in the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 1A. RISK FACTORS

During the first two quarters of 2010, there were no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities

The following is a summary of share repurchase activity during the three months ended June 30, 2010.

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

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as part of publicly Announced Plans or Programs	Maximum Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1)
April 1, 2010 – April 30, 2010	6,120	(2)	12.88	—	32,352,413
May 1, 2010 – May 31, 2010	—		—	—	32,352,413
June 1, 2010 – June 30, 2010	—		—	—	32,352,413
Total	6,120			—

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

(2)          On April 21, 2010, 20,000 shares of outstanding restricted stock vested. Concurrently with the vesting, 6,120 shares were forfeited by the holder of the vested restricted shares to cover applicable taxes paid on the holders’ behalf by the Company.

ITEM 6.  EXHIBITS

Exhibit Number	Description

10.1

Credit Agreement, dated as of June 29, 2007, among Knoll, Inc., the domestic subsidiaries of Knoll, Inc., Bank of America, N.A., Banc of America Securities LLC, HSBC Bank USA, National Association, Citizens Bank and the other lenders party thereto (including the Schedules and Exhibits thereto).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
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

KNOLL, INC.

(Registrant)

Date: August 9, 2010
By:	/s/ Andrew B. Cogan
Andrew B. Cogan
Chief Executive Officer

Date: August 9, 2010
By:	/s/ Barry L. McCabe
Barry L. McCabe
Chief Financial Officer
(Chief Accounting Officer and Controller)