Form 10-Q
period 2010-09-30
KNOLL INC
filed 2010-11-09
CIK 1011570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 5, 2010, there were 46,963,086 (including 1,181,240 shares of non-voting restricted shares) shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

KNOLL, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KNOLL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$7,814	$5,961
Customer receivables, net	116,735	113,652
Inventories	80,722	79,964
Deferred income taxes	7,228	4,994
Prepaid and other current assets	9,873	9,306
Total current assets	222,372	213,877
Property, plant, and equipment, net	121,194	135,045
Goodwill, net	75,792	75,612
Intangible assets, net	222,348	223,550
Other non-trade receivables	4,687	5,605
Other noncurrent assets	2,683	1,931
Total Assets	$649,076	$655,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$132	$149
Accounts payable	75,008	74,687
Income taxes payable	3,665	—
Other current liabilities	85,159	78,428
Total current liabilities	163,964	153,264
Long-term debt	255,000	295,156
Deferred income taxes	44,000	36,997
Postretirement benefits other than pensions	24,439	23,435
Pension liability	39,922	41,046
International retirement obligation	3,474	4,444
Other noncurrent liabilities	7,472	11,716
Total liabilities	538,271	566,058
Stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 47,026,967 issued and outstanding (net of 12,902,452 treasury shares) at September 30, 2010 and 46,934,683 shares issued and outstanding (net of 12,425,927 treasury shares) at December 31, 2009	470	470
Additional paid-in-capital	14,133	6,736
Retained earnings	107,003	92,583
Accumulated other comprehensive loss	(10,801)	(10,227)
Total stockholders’ equity	110,805	89,562
Total Liabilities and Stockholders’ Equity	$649,076	$655,620

See accompanying notes to the condensed consolidated financial statements

KNOLL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Sales	$202,149	$181,282	$569,683	$596,088
Cost of sales	134,697	120,009	382,530	389,319
Gross profit	67,452	61,273	187,153	206,769
Selling, general, and admistrative expenses	48,223	44,366	140,821	146,271
Restructuring charges	120	110	5,875	8,422
Operating income	19,109	16,797	40,457	52,076
Interest expense	4,877	4,054	13,440	9,681
Other expense, net	4,274	3,112	3,369	4,535

Income before income tax expense	9,958	9,631	23,648	37,860
Income tax expense	3,618	3,905	6,417	14,535
Net Income	$6,340	$5,726	$17,231	$23,325

Net earnings per share
Basic	$0.14	$0.13	$0.38	$0.51
Diluted	$0.14	$0.13	$0.37	$0.51
Dividends per share	$0.02	$0.02	$0.06	$0.16
Weighted-average shares outstanding:
Basic	45,636,771	45,408,555	45,631,910	45,366,081
Diluted	46,154,165	45,417,593	46,020,432	45,370,009

See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITES
Net income	$17,231	$23,325
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	13,330	13,729
Amortization of intangible assets	1,514	1,594
Loss on disposal of fixed assets	9	140
Write-off of assets due to restructuring	2,338	—
Unrealized foreign currency loss	300	4,207
Ineffective portion of interest rate swaps	1,177	—
Stock based compensation	7,193	6,186
Other non-cash items	22	22
Changes in assets and liabilites:
Customer receivables	(4,962)	31,388
Inventories	(2,096)	17,141
Accounts payable	2,866	(16,938)
Current and deferred income taxes	7,521	(11,612)
Other current assets	(1,268)	1,383
Other current liabilities	7,342	(18,899)
Other noncurrent assets and liabilities	(998)	(9,204)
Cash provided by operating activities	51,519	42,462
CASH FLOWS FOR INVESTING ACTIVITIES
Capital expenditures	(3,936)	(11,489)
Purchase of intangibles	(313)	(758)
Cash used in investing activites	(4,249)	(12,247)
CASH FLOWS FOR FINANCING ACTIVITIES
Net repayments of revolving credit facilites	(40,000)	(27,000)
Repayment of long-term debt	(134)	(121)
Payment of dividends	(2,738)	(7,293)
Proceeds from the issuance of common stock	5,578	84
Purchase of common stock for treasury	(5,569)	(778)
Tax benefit from the exercise of stock options	195	—
Cash used in financing activities	(42,668)	(35,108)

Effect of exchange rate changes on cash and cash equivalents	(2,749)	3,616

Increase (decrease) in cash and cash equivalents	1,853	(1,277)

Cash and cash equivalents at beginning of period	5,961	14,903

Cash and cash equivalents at end of period	$7,814	$13,626

See accompanying notes to the condensed consolidated financial statements

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

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

NOTE 3: INVENTORIES

Inventories, net consist of:

	September 30, 2010	December 31, 2009
	(in thousands)
Raw Materials	$37,734	$39,112
Work-in-Process	6,658	6,447
Finished Goods	36,330	34,405

	$80,722	$79,964

Inventory reserves for obsolescence and other estimated losses were $8.3 million and $8.4 million at September 30, 2010 and December 31, 2009, respectively.

NOTE 4: INCOME TAXES

As of September 30, 2010, the Company had unrecognized tax benefits of approximately $2.1 million. The entire amount of the unrecognized tax benefits would affect the effective tax rate if recognized.  As of September 30, 2010, the Company is subject to U.S. Federal income tax examinations for the tax years 2006 through 2009, and to non-U.S. income tax examinations for the tax years 2002 to 2009. In addition, the Company is subject to state and local income tax examinations for the tax years 2002 through 2009.

The Company’s income tax provision consists of federal, state and foreign income taxes.  The tax provisions for the three and nine months ended September 30, 2010 and 2009 were based on the estimated effective tax rates applicable for the full years ending December 31, 2010 and 2009, respectively, after giving effect to items specifically related to the interim periods. The Company’s effective tax rate was 36.3% for the three months ended September 30, 2010 and 40.5% for the three months ended September 30, 2009.  The decrease in the effective tax rate for the three months ended September 30, 2010 was due to the mix of pretax income and the different effective tax rates in the jurisdictions in which the Company operates. The Company’s effective tax rate was 27.1% for the nine months ended September 30, 2010 and 38.4% for the nine months ended September 30, 2009.  The decrease in our effective tax rate for the nine-month period was due to a $2.5 million tax benefit related to foreign tax credits that was recognized as a discrete item due to amended tax returns being filed during the second quarter of 2010.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5:  DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses derivative financial instruments to reduce its exposure to adverse fluctuations in interest rates.

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

The Company has elected to apply hedge accounting to these swap agreements.  During the third quarter of 2010, the Company recorded an expense of $1.2 million related to the ineffective portion of the above noted swap agreements.  This expense was recorded because the outstanding hedge agreements totaling $300.0 million exceed the amount outstanding under the revolver which was $255.0 million as of September 30, 2010.  Changes in the fair values of the effective portion of the interest rate swap agreements are recorded as a component of accumulated other comprehensive income (loss) in the equity section of the balance sheet.  The net amount paid or received upon quarterly settlements is recorded as an adjustment to interest expense, with a corresponding reduction in accumulated other comprehensive income (loss).

The effect of derivative instruments on the condensed consolidated statement of income for the three months ended September 30, 2010 and 2009 was as follows (in thousands):

Derivatives in Cash Flow Hedge Relationship	Before - Tax Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Locations of (Loss) Reclassified from AOCI into Income (Effective Portion)	Before - Tax (Loss) Reclassified from AOCI into Income (Effective Portion)	Locations of (Loss) Recognized in Income on Derivative (Ineffective Portion)	Before - Tax (Loss) Recognized in Income on Derivative (Ineffective Portion)
September 30, 2010
Interest rate swap contracts	$248	Interest Expense	$(2,772)	Other Expense, net	$(1,177)
Total	$248		$(2,772)		$(1,177)
September 30, 2009
Interest rate swap contracts	$(2,819)	Interest Expense	$(2,261)	Other Expense, net	$—
Total	$(2,819)		$(2,261)		$—

The effect of derivative instruments on the condensed consolidated statement of income for the nine months ended September 30, 2010 and 2009 was as follows (in thousands):

Derivatives in Cash Flow Hedge Relationship	Before - Tax (Loss) Recognized in OCI on Derivative (Effective Portion)	Locations of (Loss) Reclassified from AOCI into Income (Effective Portion)	Before - Tax (Loss) Reclassified from AOCI into Income (Effective Portion)	Locations of (Loss) Recognized in Income on Derivative (Ineffective Portion)	Before - Tax (Loss) Recognized in Income on Derivative (Ineffective Portion)
September 30, 2010
Interest rate swap contracts	$(1,609)	Interest Expense	$(7,731)	Other Expense, net	$(1,177)
Total	$(1,609)		$(7,731)		$(1,177)
September 30, 2009
Interest rate swap contracts	$(4,162)	Interest Expense	$(2,764)	Other Expense, net	$—
Total	$(4,162)		$(2,764)		$—

Assuming interest rates stay at current levels, in the remaining nine months of the swap agreements, the Company anticipates that approximately $6.7 million will be reclassified from other comprehensive income (loss), to interest expense in connection with quarterly settlements of the above-referenced swap agreements.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5:  DERIVATIVE FINANCIAL INSTRUMENTS (continued)

The following table sets forth the fair value of the interest rate swap contract liabilities included in current liabilities within the condensed consolidated balance sheets at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
	(in thousands)
Derivatives designated as hedging instruments

Interest rate swap agreements	$(6,667)	$(12,789)

Derivatives not designated as hedging instruments

Interest rate swap agreements	(1,177)	—

Total Derivatives	$(7,844)	$(12,789)

The fair value of the Company’s derivative instruments included in current liabilities is $7.8 million at September 30, 2010.  The fair value of the Company’s derivative instruments included in current liabilities is $9.0 million at December 31, 2009. The fair value of the Company’s derivative instruments included in non-current liabilities is $3.8 million at December 31, 2009.

The Company will continue to review its exposure to interest rate fluctuations and evaluate whether it should manage such exposure through derivative transactions.  See note 12 of the condensed consolidated financial statements for additional information regarding the fair value of the interest rate swaps.

NOTE 6: CONTINGENT LIABILITIES AND COMMITMENTS

The Company is currently involved in matters of litigation, including environmental contingencies, arising in the ordinary course of business. The Company accrues for such matters when expenditures are probable and reasonably estimable.  Based upon information presently known, management is of the opinion that such litigation, either individually or in the aggregate, will not have a material adverse effect on the Company’s condensed consolidated financial position, results of operations, or cash flows.

At September 30, 2010, the Company employed a total of approximately 3,000 people.  Approximately 14.1% of the employees are represented by unions.  The Grand Rapids, Michigan plant is the only unionized plant within the U.S. and has an agreement with the Carpenters Union, Local 1615, of the United Brotherhood of Carpenters and Joiners of America, Affiliate of the Carpenters Industrial Council (the Union), covering approximately 229 hourly employees. The Collective Bargaining Agreement expires August 29, 2011.  Certain workers in the facilities in Italy are also represented by unions.

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

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6:  CONTINGENT LIABILITIES AND COMMITMENTS (continued)

	Nine Months Ended
	September 30, 2010	September 30, 2009
	(in thousands)
Balance at beginning of period	$9,773	$11,528
Provision for warranty claims	3,125	4,601
Warranty claims paid	(4,744)	(5,485)

Balance at end of period	$8,154	$10,644

NOTE 7: PENSIONS

The following tables summarize the costs of the Company’s employee pension and post retirement plans for the periods indicated.

	Pension Benefits		Other Benefits
	Three months ended		Three months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(in thousands)
Service cost	$2,600	$2,446	$113	$106
Interest cost	2,703	2,411	370	345
Expected return on plan assets	(2,918)	(2,716)	—	—
Amortization of prior service cost	15	18	(301)	(312)
Recognized actuarial loss	265	6	138	101
	2,665	2,165	320	240
Curtailment expense (gain)	—	28	—	(1,090)
Net periodic benefit cost	$2,665	$2,193	$320	$(850)

	Pension Benefits		Other Benefits
	Nine months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(in thousands)
Service cost	$7,800	$7,607	$339	$322
Interest cost	8,109	7,279	1,110	1,132
Expected return on plan assets	(8,754)	(7,928)	—	—
Amortization of prior service cost	45	56	(903)	(982)
Recognized actuarial loss	795	41	414	441
	7,995	7,055	960	913
Curtailment expense (gain)	—	28	—	(1,090)
Net periodic benefit cost	$7,995	$7,083	$960	$(177)

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8: OTHER COMPREHENSIVE INCOME

Comprehensive income (loss) consists of net earnings, plus other comprehensive income which includes pension liability adjustments, foreign currency translation adjustments, and unrealized losses on derivatives.  Comprehensive income was approximately $12.5 million for both the three months ended September 30, 2010 and September 30, 2009.  For the nine months ended September 30, 2010 and September 30, 2009, comprehensive income was approximately $16.7 million and $37.3 million, respectively.  The following presents the components of “Accumulated Other Comprehensive Income (Loss)” for the period indicated, net of tax (in thousands).

Nine months ended:	Beginning	Before-Tax	Tax Benefit	Net-of-Tax	Ending
September 30, 2010	Balance	Amount	(Expense)	Amount	Balance
Pension adjustment	$(24,420)	$—	$—	$—	$(24,420)
Foreign currency translation adjustment	21,937	(4,292)	—	(4,292)	17,645
Unrealized loss on derivatives	(7,744)	6,122	(2,404)	3,718	(4,026)

Accumulated other comprehensive loss, net of tax	$(10,227)	$1,830	$(2,404)	$(574)	$(10,801)

NOTE 9: COMMON STOCK AND EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period (excluding unvested restricted shares).  Diluted earnings per share reflects the additional dilution for all shares and potential shares issued under the stock incentive plans (including unvested restricted shares).

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(in thousands)
Weighted average shares of common stock outstanding-basic	45,637	45,409	45,632	45,366
Potentially dilutive shares resulting from stock plans	517	9	388	4

Weighted average common shares-diluted	46,154	45,418	46,020	45,370
Antidilutive options not included in the weighted average common shares — diluted	1,704	2,607	1,844	2,607

Common stock activity for the nine months ended September 30, 2010 and 2009 included the repurchase of approximately 464,525 shares for $5.6 million and 101,412 shares for $778 thousand, respectively.  Common stock activity for the first nine months of 2010 also included the exercise of 512,980 options for $5.6 million and the vesting of 39,817 restricted shares in 2010.  Common stock activity for the first nine months of 2009 included the issuance of 11,304 shares for $84 thousand and the vesting of 291,745 restricted shares in 2009.

NOTE 10: RESTRUCTURING CHARGES

On April 3, 2008, the Company initiated a restructuring plan in order to reduce costs. Additional reductions were announced December 4, 2008, and February 3, 2009.  The Company based its accounting and disclosures on the applicable accounting guidance.  As a result, charges to operations were made in the periods in which restructuring plan liabilities were incurred. During the three months ended September 30, 2009 the Company incurred $0.1 million of restructuring charges.  During the nine months ended September 30, 2009 the Company incurred $8.4 million of restructuring charges.  These restructuring charges related to employee termination costs and costs associated with exiting leased showrooms.  A reserve was recorded on the balance sheet for employee termination costs and showroom lease payments that have not been paid as of September 30, 2010 and December 31, 2009.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10: RESTRUCTURING CHARGES (continued)

On March 18, 2010, the Company announced an additional restructuring plan to better align its manufacturing footprint with demand while further focusing the particular manufacturing activities of each of its North American production facilities.  The Company has elected to undergo this restructuring in order to better utilize its manufacturing capacity, eliminate duplication of capabilities and reduce associated costs.  The Company expects the announced plan to continue through the second quarter of 2011, with estimated charges to total approximately $7.0 million.  The Company based its accounting and disclosures on the applicable accounting guidance.  As a result, charges to operations were made in the periods in which restructuring plan liabilities were incurred. During the three months ended September 30, 2010, the Company incurred approximately $0.1 million of restructuring charges.  During the nine months ended September 30, 2010, the Company incurred $5.9 million of restructuring charges.  These restructuring charges included $3.5 million of employee termination costs as well as approximately $2.3 million of costs associated with the write-off of fixed assets and $0.1 million of costs associated with the relocation of assets.  A reserve was recorded on the balance sheet for employee termination and relocation costs that have not been paid as of September 30, 2010.

A rollforward of the restructuring reserve for the nine months ended 2010 is as follows (in thousands):

Reserve balance as of December 31, 2009	$1,774
Additions	3,611
Payments	(3,442)
Adjustments	(74)
Reserve balance as of September 30, 2010	$1,869

During the nine months ended September 30, 2010, $2.3 million of costs associated with the write-off of fixed assets were recorded as a direct reduction of the asset which had no further net realizable value as a result of the restructuring.

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

Long-term Debt

The fair value of the Company’s $255.0 million revolving credit facility approximates its carrying value, as it is variable-rate debt. The fair value of the Company’s other long-term obligations approximates its carrying value.

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

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy.  The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed consolidated balance sheet at September 30, 2010 (in thousands):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Interest rate swaps	$—	$7,844	$—	$7,844
Total	$—	$7,844	$—	$7,844

The interest rate swaps are included in current liabilities within the condensed consolidated balance sheet at September 30, 2010.

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

The interest rate swaps were included in current and non-current liabilities within the condensed consolidated balance sheet at December 31, 2009.

NOTE 13: SUBSEQUENT EVENTS

The Company evaluated all subsequent events through the date that the condensed consolidated financial statements were issued.  No material subsequent events have occurred since September 30, 2010 that required recognition or disclosure in the condensed consolidated financial statements.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations provides a discussion of our financial performance and financial condition that should be read in conjunction with the accompanying unaudited condensed consolidated financial statements

Forward-looking Statements

This Quarterly report on Form 10-Q contains forward-looking statements, principally in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk.” Statements and financial discussion and analysis contained in this Form 10-Q that are not historical facts are forward-looking statements. These statements discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to us, based on our current beliefs as well as assumptions made by us and information currently available to us. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “possible,” “potential,” “predict,” “project,” or other similar words, phrases or expressions. This includes, without limitation, our statements and expectations regarding any current or future recovery in our industry and our projections and estimates with respect to our planned restructuring activities.  Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation: the risks described in Item 1A and in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009; changes in the financial stability of our clients or the overall economic environment, resulting in decreased corporate spending and service sector employment; changes in relationships with clients; the mix of products sold and of clients purchasing our products; the success of new technology initiatives; changes in business strategies and decisions; competition from our competitors; our ability to recruit and retain an experienced management team; changes in raw material prices and availability; restrictions on government spending resulting in fewer sales to the U.S. government, one of our largest customers; our debt restrictions on spending; our ability to protect our patents, copyrights and trademarks; our reliance on furniture dealers to produce sales; lawsuits arising from patents, copyrights and trademark infringements; violations of environment laws and regulations; potential labor disruptions; adequacy of our insurance policies; the availability of future capital; the overall strength and stability of our dealers, suppliers, and customers; access to necessary capital; and currency rate fluctuations. The factors identified above are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement. Unpredictable or unknown factors could also have material adverse effects on us. All forward-looking statements included in this Form 10-Q are expressly qualified in their entirety by the foregoing cautionary statements. Except as required under the Federal securities laws and rules regulations of the SEC, we undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

During the third quarter of 2010 we experienced double digit growth in sales, gross profit, operating profit, and net income.   Net sales for the quarter were $202.1 million, an increase of 11.5% over the third quarter of 2009.   The increase in sales occurred across all product categories and geographies.  Europe posted the largest percentage growth during the quarter when compared with North America.  Seating continues to outpace the growth of all our major product categories as our Generation by Knoll® chair sales continue to increase.   The third quarter of 2010 marked the first quarter in eleven quarters that we experienced growth in sales of our office systems product category.  Systems continues to represent the largest percentage of our overall revenue.  Our backlog of unfilled orders increased on a year over year basis by 31.9%.  Diluted earnings per share in the third quarter of 2010 increased 7.7% to $0.14 per share when compared to $0.13 per share during the same period in the prior year.

For the quarter, gross margin decreased 40 basis points to 33.4% versus the comparable quarter of the prior year.  The decrease in gross margin from the third quarter of 2009 largely resulted from price deterioration and unfavorable movements in foreign exchange.  Material inflation also negatively impacted our gross margin on a year over year basis.  Operating profit for the third quarter of 2010 was $19.1 million, an increase of 13.7% from the third quarter of 2009.  Operating expenses for the third quarter of 2010 increased $3.8 million, or 8.5%, when compared to the prior year.  Increased commissions and incentive compensation in conjunction with our higher sales volumes accounted for the majority of this increase.

Interest expense during the third quarter of 2010 increased $0.8 million when compared to the prior year.  The increase in interest expense is a result of two interest rate swap agreements we entered into during 2008 that went into effect during the second quarter of 2010.  During the third quarter of 2010, we recorded $1.2 million in other expense related to the ineffective portion of our interest rates swaps.  This expense was recorded because our interest rate swap agreements hedge $300.0 million of our outstanding debt which currently is only $255.0 million.  For a further discussion of the interest rate swap agreements see Note 5 to the unaudited condensed consolidated financial statements.

During the quarter, we continued to aggressively manage our balance sheet further reducing our outstanding debt by $22.0 million.  Year-to-date we have reduced our debt by $40.0 million.  We remain in compliance with all our debt covenants.   Maintaining a strong balance sheet and aggressively freeing up working capital continues to remain a top priority.

This quarter illustrates that we are beginning to emerge from one of the worst declines in the history of our industry.  We are encouraged by the double digit growth this quarter and particularly the 31.9% growth of our backlog.  In addition, as we head into the fourth quarter all our leading indicators like client renderings, visits, mock-ups and special requests are up double digits.  We are focused on delivering new product offerings like our award winning Antenna™ Workspaces that will position us as the supplier of choice for the next generation workplace.

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

Results of Operations

Comparison of the Three Months and Nine Months Ended September 30, 2010 and 2009

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(in thousands)
Consolidated Statement of Operations Data:
Net Sales	$202,149	$181,282	$569,683	$596,088
Gross Profit	67,452	61,273	187,153	206,769
Restructuring charges	120	110	5,875	8,422
Operating Income	19,109	16,797	40,457	52,076
Interest Expense	4,877	4,054	13,440	9,681
Other Expense, net	4,274	3,112	3,369	4,535
Income Tax Expense	3,618	3,905	6,417	14,535
Net Income	$6,340	$5,726	$17,231	$23,325

Statistical and Other Data:
Sales Growth (Decline) from Comparable Prior Period	11.5%	(36.1)%	(4.4)%	(29.4)%
Gross Profit Margin	33.4%	33.8%	32.9%	34.7%
Backlog	$160,492	$121,741	$160,492	$121,741

Sales

Sales for the third quarter of 2010 were $202.1 million, an increase of $20.8 million, or 11.5%, from sales of $181.3 million for the same period in the prior year.  During the quarter sales increased across all product categories and geographies.  Sales for the nine months ended September 30, 2010 were $569.7 million, a decrease of $26.4 million, or 4.4%, when compared with the first nine months of 2009.  Competitive pricing in the marketplace continues to impact our sales as decreased demand in the industry has allowed our customers to obtain higher discounts on the products we sell.

During the third quarter of 2010, sales to the U.S. government continued to represent a large portion of our overall sales.  Sales to the U.S. government were 14.7% of net sales during the third quarter of 2010.

Gross Profit and Operating Income

Gross profit for the third quarter of 2010 was $67.5 million, an increase of $6.2 million, or 10.1%, from gross profit of $61.3 million for third quarter of 2009.  Gross profit for the nine months ended September 30, 2010 was $187.2 million, a decrease of $19.6 million, or 9.5%, from gross profit of $206.8 million for the same period in the prior year.  Operating income for the third quarter of 2010 was $19.1 million, an increase of $2.3 million, or 13.7%, from operating income of $16.8 million for the third quarter of 2009.  Operating income for the nine months ended September 30, 2010 was $40.5 million, a decrease of $11.6 million, or 22.3%, from operating income of $52.1 million for the same period in 2009.  As a percentage of sales, gross profit decreased to 33.4% for the third quarter of 2010 from 33.8% for the third quarter of 2009.  For the nine months ended September 30, 2010, gross profit as a percentage of sales decreased to 32.9% from 34.7% in 2009.  The decrease in gross profit during these periods is largely due to price deterioration and unfavorable movements in foreign exchange.  Operating income as a percentage of sales increased to 9.5% in the third quarter of 2010 from 9.3% over the same period in 2009.  For the nine months ended September 30, 2010, operating income as a percentage of sales decreased to 7.1% from 8.7% in 2009.  Operating income for the nine months ended, September 30, 2010 and 2009, includes restructuring charges of $5.9 million and $8.4 million, respectively.  For further information regarding these restructuring charges see Note 10 of the condensed consolidated financial statements.

Operating expenses for the third quarter of 2010 were $48.2 million, or 23.9% of sales, compared to $44.4 million, or 24.5% of sales, for the third quarter 2009.  Operating expenses for the nine months ended September 30, 2010 were $140.8 million, or 24.7% of sales, compared to $146.3 million, or 24.5% of sales, for the same period in 2009.  During the third quarter ended September 30, 2010, the increase in operating expenses was in large part due to increased commission and incentive compensation in conjunction with our higher sales volumes.

Interest Expense

Interest expense for the three months and nine months ended September 30, 2010 was $4.9 million and $13.4 million, respectively, an increase of $0.8 million and $3.8 million, respectively, from the same periods in 2009.  The increase in interest expense for the periods noted above is due to interest rate swap agreements that went into effect during June 2009 and 2010.  For the three months ended September 30, 2010, these interest rate swap agreements resulted in additional interest expense of $2.7 million.  For the nine months ended September 30, 2010, these interest rate swap agreements resulted in additional interest expense of $7.7 million.  Two of these agreements expired June 9, 2010 and the remaining two expire June 9, 2011.  See Note 5 of the condensed consolidated financial statements for further information regarding the interest rate swap agreements. Taking into account the effect of the interest rate swap agreements, the weighted average interest rate for the third quarter of 2010 was 6.3%. The weighted average interest rate for the same period of 2009 was 4.4%.

Other Expense, net

Other expense, net for the third quarter of 2010 was $4.3 million.  During the third quarter 2010, we recorded a $1.2 million expense related to the ineffective portion of our interest rate swaps.  See Note 5 of the condensed consolidated financial statements for further information regarding the interest rate swap agreements.   Also, included in other expense, net is $3.6 million of foreign exchange losses and $0.5 million of miscellaneous income.  Other expense, net for the third quarter of 2009 was $3.1 million which included $3.2 million of foreign exchange losses and $0.1 million of miscellaneous income.  For the nine months ended September 30, 2010, other expense was $3.4 which included $2.6 million for foreign exchange losses, $1.2 million expense related to the ineffective portion of our interest rate swaps, and $0.4 million of miscellaneous income.    For the nine months ended September 30, 2009, other expense was $4.5 million which included $4.9 million for foreign exchange losses, and $0.4 million of miscellaneous income.

Income Tax Expense

The mix of pretax income and the varying effective tax rates in the countries in which we operate directly affects our consolidated effective tax rate. The effective tax rate was 36.3% for the third quarter of 2010, as compared to 40.5% for the same period in 2009.  The effective tax rate for the nine months ended September 30, 2010 was 27.1% and 38.4% for the same period in 2009.   The decrease in year to date effective tax rate was due to a $2.5 million tax benefit related to foreign tax credits that was recognized as a discrete item due to amended tax returns being filed during the second quarter of 2010.

Liquidity and Capital Resources

The following table highlights certain key cash flows and capital information pertinent to the discussion that follows:

	Nine Months Ended
	September 30, 2010	September 30, 2009
	(in thousands)
Cash provided by operating activities	$51,519	$42,462
Capital expenditures	(3,936)	(11,489)
Cash used in investing activities	(4,249)	(12,247)
Purchase of common stock for treasury	(5,569)	(778)
Net repayment of debt	(40,134)	(27,121)
Payment of dividends	(2,738)	(7,293)
Proceeds from issuance of stock	5,578	84
Cash used for financing activities	(42,668)	(35,108)

Historically, we have carried significant amounts of debt, and cash generated by operating activities has been used to fund working capital and capital expenditures, repurchase shares, pay quarterly dividends, and make scheduled payments of principal and interest under our credit facility. Our capital expenditures are typically for new product tooling and manufacturing equipment. These capital expenditures support new products and continuous improvements in our manufacturing processes.

Year to date, net cash provided by operations was $51.5 million of which $43.1 million was provided from net income plus non-cash amortizations and stock based compensation, and $8.4 million of favorable changes in assets and liabilities primarily accounts payable, deferred income taxes, and other current liabilities.  Included in the $43.1 million provided from net income plus non-cash amortizations and stock based compensation is a $2.3 million write off of fixed assets due to restructuring and $1.2 million related to the change in fair value of the ineffective portion of our interest rate swaps.

For the nine month period ended September 30, 2010, we used available cash, including the $51.5 million of net cash from operating activities, and $5.6 million of proceeds from the issuance of common stock, to pay down debt of $40.1 million, fund $3.9 million in capital expenditures, repurchase $5.6 million of common stock for treasury, fund dividend payments to shareholders totaling $2.7 million, and fund working capital.

For the nine month period ended September 30, 2009, we used available cash, including the $42.5 million of net cash from operating activities, to pay down debt of $27.1 million, fund $11.5 million in capital expenditures, fund dividend payments to shareholders totaling $7.3 million, and fund working capital.

Cash used in investing activities was $4.2 million for the nine month period ended September 30, 2010 and $12.2 million for the same period in 2009. Fluctuations in cash used in investing activities are primarily attributable to the levels of capital expenditures.

We use our existing secured $500 million revolving credit facility in the ordinary course of business to fund our working capital needs, and at times make significant borrowings and repayments under the facility depending on our cash needs and availability at such time.  This facility matures in June 2013 and provides us with the option to increase the size of the facility by up to an additional $200 million, subject to the satisfaction of certain terms and conditions.  As of September 30, 2010, there was approximately $255 million outstanding under the facility, compared to $295 million outstanding under the facility as of December 31, 2009.  Borrowings under the revolving credit facility may be repaid at any time, but no later than June 2013.

Our revolving credit facility requires that we comply with two financial covenants: our consolidated leverage ratio, defined as the ratio of total indebtedness to consolidated EBITDA (as defined in our credit agreement) for a period of four fiscal quarters, cannot exceed 4 to 1, and our consolidated interest coverage ratio, defined as the ratio of our consolidated EBITDA (as defined in our credit agreement) for a period of four fiscal quarters to our consolidated interest expense, must be a minimum of 3 to 1.  We are also required to comply with various other affirmative and negative covenants including, without limitation, covenants that prevent or restrict our ability to pay dividends, engage in certain mergers or acquisitions, make certain investments or loans, incur future indebtedness, make significant capital expenditures, engage in sale-leaseback transactions, alter our capital structure or line of business, prepay subordinated indebtedness, engage in certain transactions with affiliates and sell stock or assets.

We are currently in compliance with all of the covenants and conditions under our credit facility. We believe that existing cash balances and internally generated cash flows, together with borrowings available under our revolving credit facility, will be sufficient to fund normal working capital needs, capital spending requirements, debt service requirements and dividend payments for at least the next twelve months. However, because of the financial covenants mentioned above, our capacity under our revolving credit facility could be reduced if our trailing consolidated EBITDA (as defined by our credit agreement) would decline.  Future principal debt payments may be paid out of cash flows from operations, from future refinancing of our debt or from equity issuances. However, our ability to make scheduled payments of principal, to pay interest on or to refinance our indebtedness, to satisfy our other debt obligations and to pay dividends to stockholders will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

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

We provided a discussion of our market risk in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2009. During the first nine months of 2010, there was no substantive change in our market risk except for the items noted below. This discussion should be read in conjunction with Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2009.

During the normal course of business, we are routinely subjected to market risk associated with interest rate movements and foreign currency exchange rate movements. Interest rate risk arises from our debt obligations and related interest rate hedge agreements. Foreign currency exchange rate risk arises from our non-U.S. operations and purchases of inventory from foreign suppliers.

We have risk in our exposure to certain material and transportation costs. Steel, leather, wood products and plastics are all used in the manufacture of our products. During the third quarter of 2010, we were impacted by higher steel prices.  We continue to work to offset these price changes in raw materials and transportation through our global sourcing initiatives, cost improvements and price increases to our products.

Interest Rate Risk

We have variable rate debt obligations that are denominated in U.S. dollars. A change in interest rates impacts the interest incurred and cash paid on our variable-rate debt obligations.

We use interest rate hedge agreements for other than trading purposes in order to manage our exposure to fluctuations in interest rates on our variable-rate debt.  In May of 2008, we entered into four interest rate swap agreements in order to manage our interest rate risk. Each agreement hedges a notional amount of $150.0 million of our $500.0 million revolving credit facility. Two of the agreements were effective from June 9, 2009 through June 9, 2010 and the other two were effective from June 9, 2010 through June 9, 2011. Fluctuations in LIBOR affect both our net financial instrument position and the amount of cash to be paid or received by us, if any, under these agreements. See Note 5 of the condensed consolidated financial statements included in this quarterly report for further information regarding the interest rate swap agreements.

Taking into account the effect of the interest rate swap agreements the weighted average rate for the third quarter of 2010 was 6.3%.  The weighted average rate for the same period of 2009 was 4.4%.

Foreign Currency Exchange Rate Risk

We manufacture our products in the United States, Canada and Italy, and sell our products primarily in those markets as well as in other European countries. Our foreign sales and certain expenses are transacted in foreign currencies. Our production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. Additionally, as we report currency in the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the Canadian dollar and the Euro. Approximately 14.9% of our revenues for the nine months ended September 30, 2010 and 11.3% in the same period for 2009, and 34.7% of our cost of goods sold for the nine months ended September 30, 2010 and 33.7% in the same period for 2009, were denominated in currencies other than the U.S. dollar.  Foreign currency exchange rate fluctuations resulted in a $3.6 million translation loss for the third quarter of 2010 and a $3.2 million translation loss for the same period of 2009.  For the nine months ended September 30, 2010 and 2009, foreign exchange rate fluctuations included in other expense, net, resulted in a $2.6 million translation loss and a $4.9 million translation loss, respectively.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report (September 30, 2010) (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, our principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. Our principal executive officer and principal financial officer also conducted an evaluation of our internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended September 30, 2010 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended September 30, 2010.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

During the first three quarters of 2010, there have been no new material legal proceedings or changes in the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 1A. RISK FACTORS

During the first three quarters of 2010, there were no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities

The following is a summary of share repurchase activity during the three months ended September 30, 2010.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of publicly Announced Plans or Programs	Maximum Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1)
July 1, 2010 — July 31, 2010	—	—	—	32,352,413
August 1, 2010 — August 31, 2010	—	—	—	32,352,413
September 1, 2010 — September 30, 2010	—	—	—	32,352,413
Total	—		—

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

KNOLL, INC.
(Registrant)

Date:	November 9, 2010
	By:	/s/ Andrew B. Cogan
Andrew B. Cogan
Chief Executive Officer

Date:	November 9, 2010
	By:	/s/ Barry L. McCabe
Barry L. McCabe
Chief Financial Officer
(Chief Accounting Officer and Controller)