Form 10-K
period 2010-12-31
KNOLL INC
filed 2011-03-01
CIK 1011570

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Large accelerated filer ☐,	Accelerated filer ☒,	Non-accelerated filer ☐, (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐    No ☒

         As of June 30, 2010, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $590,623,000 based on the closing sale price as reported on the New York Stock Exchange.

         As of February 25, 2011 there were 47,915,652 shares (including 1,612,219 shares of non-voting restricted shares) of the Registrant's common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive Proxy Statement for its 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this report on Form 10-K to the extent stated therein.

PART I

ITEM 1.    BUSINESS

General

        We are a leading designer and manufacturer of workplace furnishings, textiles and fine leathers. For over a decade now we have been building a diversified design-driven product portfolio and flexible business model that can perform in various business cycles. Our commitment to innovation and modern design has yielded a comprehensive portfolio of products designed to provide enduring value and help clients shape their workplaces with imagination and vision. Our products are recognized for high quality and a sophisticated image and are targeted at the middle to upper end of the market. We sell our products primarily in North America through a direct sales force of approximately 243 professionals and a broad network of approximately 208 independent dealers. Our distinctive operating approach has driven industry leading operating income margins among our primary publicly-held competitors.

        Since our founding in 1938, we have been recognized worldwide as a design leader within our industry. Our products are exhibited in major art museums worldwide, including more than 40 pieces in the permanent Design Collection of The Museum of Modern Art in New York. This legacy continues to flourish today and is embodied in an ambitious series of new products that reflect forward thinking ideas about design and workplace performance, among them: Generation by Knoll® , highly innovative task seating; MultiGeneration by Knoll™ , multipurpose seating for collaborative environments; Reff Profiles™, furnishings for the contemporary private office; and Antenna™ Workspaces, a new approach for individual and group work spaces. Our design excellence is complemented by a management philosophy that fosters a strong collaborative culture, client-driven processes and a lean, agile operating structure. Our employees are performance-driven and motivated by a variable incentive compensation system and broad-based equity ownership in the company. Together, these core attributes have enabled us to achieve strong financial performance.

        Our management evaluates the company as one reporting segment in the office furniture industry. For further information on segment reporting, see note 16 in the accompanying financial statements.

        All trademarks used in this annual report on Form 10-K that are not owned by us or our affiliates are the property of their respective owners.

Products

        We offer a comprehensive and expanding portfolio of high quality office furniture, textiles and leathers across five product categories: (i) office systems, which are typically modular and moveable workspaces with functionally integrated panels or table desks, worksurfaces, pedestals and other storage units, power and data systems and lighting; (ii) specialty products, including high image side chairs, sofas, desks and tables for the office and home, textiles, accessories, leathers and related products; (iii) seating; (iv) files and storage; and (v) desks, casegoods and tables. Historically, we have derived most of our revenues from office systems and from specialty products, including our KnollStudio® collection of signature design classics furnishings, KnollTextiles® fabrics, Spinneybeck® leathers, Edelman® leathers, and KnollExtra® accessories. However, in recent years, we have significantly expanded our product offerings in seating, files and storage, casegoods and tables and have reduced our dependence on office systems by further growing our specialty businesses.

        Our products and knowledgeable sales force have generated strong brand recognition and loyalty among architects, designers and corporate facility managers, all of whom are key decision makers in the office furniture purchasing process. Our clients are typically Fortune 1000 companies, governmental agencies and other medium to large sized organizations in a variety of industries. We have an approximately $7.9 billion installed base of office systems, which provides a strong platform for recurring and add-on sales of products across all our categories. Installed base refers to the amount of office systems product we have sold in North America during the previous fifteen years.

Major product categories and lines include:

Systems Furniture

        We believe that office systems purchases are divided primarily between (i) architect and designer-oriented products and (ii) entry-level products with technology, ergonomic and functional support. Our office systems furniture reflects the breadth of these sectors with a variety of planning models and a corresponding depth of product features. Our systems furniture can define or adapt to virtually any office environment, from collaborative spaces for team interaction to private executive offices.

        Systems furniture consists principally of functionally integrated panels or table desks, worksurfaces, pedestal and other storage units, power and data systems and lighting. These components are combined to create flexible, space-efficient work environments that can be moved, re-configured and re-used. Clients, often working with architects and designers, have the opportunity to select from a wide selection of laminates, paints, veneers and textiles to design workspaces appropriate to their organization's personality. Our systems furniture product development strategy aims to insure that product line enhancements can be added to clients' existing installations and integrate with other Knoll product lines, maximizing the value of the clients' investments in Knoll systems products over the long-term.

        Office systems furniture accounted for approximately 43.7% of our sales in 2010, 48.4% of our sales in 2009 and 48.6% of our sales in 2008.

        Our systems furniture product lines include the following panel and desk-based planning models:

  Antenna™ Workspaces

        Introduced in 2010, Antenna™ Workspaces by Masamichi Udagawa and Sigi Moeslinger, principals of Antenna Design, is a new approach to workplace design that reflects the freedom and mobility people seek in today's office. Antenna Workspaces considers the growing variety of settings where work takes place and blends desks, tables, storage units and screens to create intuitive solutions for individuals and groups. In the process, Antenna Workspaces suggests connections and boundaries between diverse work areas and establishes a new way to shape space, simplifying transitions between individual and group work. Antenna Workspaces has received recognition for its novel approach to office planning, including a 2010 Best of NeoCon® innovation award.

  Reff Profiles™

        In 2010, Reff ProfilesTM debuted, building on the Reff® flagship wood systems platform. Through its history, Reff has combined the high performance capabilities of panel-based systems furniture with the refined elegance of wood casegoods, showcasing sophisticated all-wood construction and precisely crafted detail. Reff Profiles extends those capabilities, with new aesthetic options, enhanced storage for materials and technology, and simple user access to power and data needs. Reff Profiles is available in an extensive range of veneers, laminates, glass, and metal options that can be used interchangeably in private offices and as freestanding or panel-based furnishings for the open office.

  AutoStrada®

        Introduced in 2004, AutoStrada® is one of the most comprehensive office concepts that we have developed. AutoStrada provides aesthetic and functional alternatives to traditional panel-based and desk-based systems furniture with four planning models that combine high-performance furniture with the look of custom millwork. The AutoStrada spine-based, storage-based, wall-based and collaborative/open table planning models leverage a consistent design aesthetic to create a distinctively modern aesthetic in both open plan and private office environments. Whether an office requires a high performance open plan system, architectural casegoods, progressive private office furniture or a collaborative "big table" concept, AutoStrada provides a solution. In 2004, at NeoCon®, our national industry tradeshow, AutoStrada received a silver Best of NeoCon® award.

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

  Morrison™

        Our Morrison furniture system was introduced in 1986 and continues to be one of our most proven product offerings. Morrison meets essential power and data requirements for panel and desk-based planning and private offices, and offers one of the broadest ranges of systems performance in the industry. Morrison has been upgraded continually with interchangeable enhancements from its Morrison Network, Morrison Access and Morrison Options lines. In addition, Morrison integrates with Currents (described below) to provide advanced wire management capabilities, as well as with our Calibre and Series 2 desks, pedestals, lateral files, overhead storage cabinets and architectural towers to provide compatible, cost-effective panel and desk-based solutions.

  Equity®

        The distinguishing feature of our Equity product is its unique centerline modularity, which maximizes the efficient use of space for high-density workplaces with a minimal inventory of parts. Equity incorporates power and data capabilities, including desktop features, and integrates with Currents (described below) to provide advanced wire management capabilities. Equity components also create modular freestanding desks, and Equity 120-degree planning enables clients to create sleek, hexagonal configurations that are well suited for call and data centers. For both 90- and 120-degree Equity planning, a variety of components, including add-on screens, bi-fold doors and side-door components, accommodate clients' needs for privacy and storage. Equity continues to be an industry leader in terms of sustainable design.

  Currents®

        Our award-winning and innovative Currents system provides advanced power and data capabilities to organizations that require maximum space-planning freedom, advanced technology support and the mobility of freestanding furniture. The groundbreaking Currents service wall divides space and manages technology. A sister product, Fence, provides comparable performance for low horizon settings. Currents and Fence may be used in tandem with existing Knoll systems furniture, removing the constraints imposed by conventional panel system, along with competitors' systems and freestanding furniture.

Seating

        We continuously research and assess the general landscape of the office seating market, and tailor work chair product development initiatives to enhance our competitive position for ergonomics, aesthetics, comfort and value. We believe that the result of these efforts is an increasingly innovative, versatile seating collection consistent with the Knoll brand.

        Key client criteria in work chair selection include superior ergonomics, aesthetics, comfort, quality and affordability, all of which are consistent with our strengths and reputation. We believe that we offer an excellent and fully competitive line-up of chairs at a range of price points and performance levels and constructed from varying materials, including mesh, polymers, and upholstery. During 2010, we again expanded our range of seating with MultiGeneration by Knoll™, companion side chairs to the award-winning Generation by Knoll® task chair. MultiGeneration offers two multipurpose chair options: stacking and a novel "hybrid" version, both offering a level of comfort and unrestrained movement unusual in the side seating category.

        Principal task seating lines include:

        Generation by Knoll®, our flagship task chair, reflects Knoll's commitment to materials innovation and forward thinking ergonomic research that has found there is no one right way to sit. Generation offers a new standard of unrestrained movement, supporting the range of postures and workstyles typical of today's workplace through elastic design, where the chair rearranges itself in response to the user. Generation has received a series of accolades from the national press, including The Wall Street Journal? Business Week, Time, Fast Company?and CBS Sunday Morning. Additionally, the chair has been honored with many awards, including Interior Design magazine's 2009 Best of Year Product Award in the contact/task seating category, the Chicago Athenaeum GOOD DESIGN Award, and a Best of NeoCon Gold Award for office seating.

        LIFE®, introduced in 2002, has become an industry benchmark for ergonomic and sustainable design. Recognized for its overall lightness and agility, LIFE features intuitive adjustments that bring comfort and effortless control to a new performance level with an extensive range of supportive sitting options and responsive lumbar support.

        RPM®, recognized for outstanding comfort, extraordinary performance and exceptional value, is offered with distinctive fabrics that reflect its stylish design. Engineered for durability, RPM delivers comfort and support, especially for 24-hour work environments.

        Chadwick™, introduced in 2005, is an innovative hybrid seating design that accommodates the changing needs of today's workplace and home office.

        The family of Essentials Work Chairs, introduced in 2005-07, offers the ergonomic comfort and appeal of fully upholstered task chairs at a significant value. Essentials Work Chairs' Pro™, Tech™ , and Sport™ models offer a comprehensive range of four task and two side chairs suitable to any office style from the traditional to the progressive.

        Seating accounted for approximately 13.9% of our sales in 2010, 11.1% of our sales in 2009 and 9.8% of our sales in 2008.

Files and Storage

        Our files and storage products, featuring the Template®, Calibre® and Series 2™ product lines, are designed with unique features to maximize storage capabilities throughout the workplace. Our core files and storage products consist of lateral files, mobile pedestals and other storage units, bookcases and overhead storage cabinets.

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

  Template®

        In 2009, we introduced the Template® Storage System, offering an economical approach to workplace planning, using vertical storage units to divide and define workspaces. In doing so, the product's compact 15 inch deep footprint consolidates storage while reducing the overall size of an individual workspace, saving clients both money and space. Template can be combined with Dividends Horizon, Antenna Workspaces, and other Knoll systems to expand its planning capabilities.

        Files and storage accounted for approximately 9.0% of sales in 2010, 8.0% of sales in 2009, and 7.7% in 2008.

Desks, Casegoods, and Tables

        We offer collections of adjustable tables as well as meeting, conference, training, dining, and café tables for large scale projects and stand-alone desks and table desks. These items are also sold as stand-alone products through our Knoll dealers to businesses with smaller requirements.

        Our Interaction™ and Upstart™ product lines include adjustable, work, meeting, conference and training tables. These product lines range from independent tables to tables suitable for workstations that support individual preferences for computer and writing heights to plannable desks that can be linked together to build and reshape larger work areas. Additionally, Interaction tables are designed to be compatible with Dividend Horizons, Equity, Morrison and Reff Profiles office systems.

        Our principal desk product lines, detailed to meet the needs of the contemporary office, offer traditional wood casegoods construction synonymous with the Knoll standard of quality. These desk product lines include Magnusson® and The Graham Collection® (introduced in 2007) and are designed especially to serve the day-to-day wood casegoods requirements of Knoll dealers.

        Desks, Casegoods, and Tables accounted for approximately 0.6% of our sales in 2010, 0.9% of our sales in 2009 and 1.4% of our sales in 2008.

Specialty Products

        Our KnollStudio®, KnollTextiles®, KnollExtra®, Spinneybeck®, and Edelman® businesses serve as a marketing and distribution umbrella for our portfolio of specialty product lines. For the past decade we have focused on growing and developing our specialty product offerings in order to lesson or overall dependence on office systems. These businesses are our highest margin product lines and enhance our design and quality reputation.

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

        In 2004, KnollStudio established Knoll Space as a formalized sales program for the retail market, making it easier for consumers to bring the best of Knoll furnishings into their home and home office. The program consists of independent specialty retailers and e-tailers nationwide that sell our iconic modern classics and selected contemporary designs as well as selected products with crossover home office appeal. Through this program we sell our KnollStudio and selected other products through approximately 55 retailers, with an aggregate of over 100 locations.

        KnollTextiles®, established in 1947 to create high-quality textiles for Knoll furniture, offers upholstery, panel fabrics, wallcoverings and drapery that harmonize color, pattern and texture. KnollTextiles® offers products for corporate, hospitality, healthcare and residential interiors. KnollTextiles® products are used in the manufacture of Knoll furniture and are sold to clients for use in other manufacturers' products. In 2008, KnollTextiles® introduced Knoll Luxe®, a new brand of fashion forward textiles created by KnollTextiles® creative director Dorothy Cosonas. In 2010, along with the ongoing contributions of designer Suzanne Tick, the division launched a Knoll Luxe® collection by the celebrated fashion designers Rodarte. For each of the past eight years, KnollTextiles® has received Best of Neocon® gold awards, including 2010 for the Rodarte Collection. In order to open new distribution channels and reach new customers, KnollTextiles recently opened a residential showroom in the D&D building in New York City. KnollTextiles® also transformed their website into a true e-commerce platform where customers can request samples and purchase products on-line.

        KnollExtra offers accessories that complement Knoll office furniture products, including technology support accessories, desktop organizational tools, lighting and storage. KnollExtra integrates technology comfortably into the workplace, meeting the increased demand for flat panel monitor supports and central processing unit holders, which deliver adjustability and space savings. During 2009, KnollExtra introduced the Sapper™ Monitor Arm Collection, designed by renowned industrial designer Richard Sapper. The collection provides a clean, modern solution to technology challenges in the modern workplace and has been accepted into the permanent collection of New York's Museum of Modern Art.

        Spinneybeck Enterprises, Inc., or Spinneybeck, our wholly owned subsidiary, offers leathers and related products, including leather rugs and wall panels. Spinneybeck supplies high-quality upholstery leather for use on Knoll furniture and for sale directly to clients, including other office furniture manufacturers, upholsterers, aviation, custom coach and boating manufacturers.

        Edelman Leather LLC, our wholly owned subsidiary, supplies fine leathers to residential, hospitality, aviation and contract office furniture markets. Edelman Leather LLC,offers a broad residential showroom network where designers, and retail consumers can sample our products.

        Specialty products accounted for approximately 22.9% of our sales in 2010, 23.9% of our sales in 2009 and 22.7% of our sales in 2008.

European Sales

        Knoll Europe has a product offering that allows clients to purchase a complete office environment from a single source. In addition, we offer certain products designed specifically for the European market. In 2006, we introduced the Wa™ desking system. Wa™ reinvents desks and storage through its design and construction in a linear and well proportioned modern vernacular. Our presence in the European market provides strategic positioning with clients that have international offices where they would like to maintain their Knoll facility standard. In addition to working with North American clients' international offices, we also have a local European client base.

        In Europe, the core product categories include: (i) desk systems, including the Wa™ desking system, the KnollScope®, and the PL1™ system; (ii) KnollStudio; (iii) seating, including a comprehensive range of chairs; and (iv) storage units, which are designed to complement Knoll desk products.

        Knoll Europe accounted for approximately 9.9% of our sales in 2010, 7.7% of our sales in 2009 and 9.9% in 2008.

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

        Product initiatives rely upon a New Product Commercialization Process to ensure quality and repeatability of the development process. This helps to reduce product development cycle time and improves the quality of output. We use Pro/ENGINEER® design tools and rapid prototyping technology to reduce product design and development lead times and to improve responsiveness to special requests for customized solutions. Working very closely with the designers during the early phase of development helps to ensure the most viable products that balance innovative, modern design with practical, functional style. Cross-functional teams are formed for all major development efforts with dedicated leaders to facilitate a seamless flow into manufacture and accountability on cost and schedule. Increasingly, a major emphasis on total environmental impact is factored in to material selection and manufacturing process decisions.

        Research and development expenses, which are expensed as incurred, were $14.6 million for 2010, $14.4 million for 2009, and $16.3 million for 2008.

Sales and Distribution

        We generate sales with our direct sales force and a network of independent dealers, who jointly market and sell our products. We generally rely on these independent dealers to also provide a variety of important specification, installation and after-market services to our clients. Our dealers generally operate under one-year, non-exclusive agreements.

        Our clients are typically Fortune 1000 companies, governmental agencies and other medium to large sized organizations in a variety of industries including financial, legal, accounting, education, healthcare and hospitality. Our direct sales force and independent dealers in North America work in close partnership with clients and design professionals to specify distinctive work environments. Our direct sales representatives, in conjunction with the independent dealers, sell to and call directly on key clients. Our independent dealers also call on many other medium and small sized clients to provide seamless sales support and client service. We have an over $7.9 billion installed base of office systems, which provides a strong platform for recurring and add-on sales.

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

        In addition to coordinating sales efforts with the sales representatives, the dealers generally handle project management, installation and maintenance for client accounts after the initial product selection and sale. Although many of these dealerships also carry products of other manufacturers, they have agreed not to act as dealers for our principal direct competitors. We have not experienced significant dealer turnover. Our dealers' substantial commitment to understanding our product lines, and their strong relationships with us, serve to discourage dealers from changing vendor affiliations. We are not significantly dependent on any one dealer, the largest of which accounted for approximately 6.2%, 11.0% and 6.4% of our North American sales in 2010, 2009 and 2008, respectively.

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

        Excluding sales to governmental agencies, no single end user or customer represented more than 3.6% of our North American sales during 2010. Sales to U.S. government entities and related agencies aggregated approximately 18.5% of our consolidated sales in 2010, with no single U.S. government order accounting for more than 4.1% of consolidated sales. The U.S. government typically can terminate or modify any of its contracts with us either for its convenience or if we default by failing to perform under the terms of the applicable contract. Sales to state and local governmental agencies aggregated approximately 4.9% of our consolidated sales in 2010.

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

        In 2010, we initiated a plan to better utilize our manufacturing capacity, eliminate duplication of capabilities and reduce associated costs. We expect this plan to be generally complete in 2011 and to make our operating processes more efficient and effective.

        In 2009, our East Greenville location recertified its "Star" rating under the Occupational Safety and Health Administration's (OSHA) Voluntary Protection Program (VPP). A Star rating is the highest a company can obtain in OSHA's premier partnership program and to achieve this rating our East Greenville site had to demonstrate a comprehensive safety and health process with strong management leadership, include all employees as active participants and ensure an injury rate substantially below the average for the industry. The Star rating allows us to join an elite and exclusive group of less than 2,500 companies nationwide that have demonstrated the dedication and commitment to safety.

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

Competition

        The office furniture market is highly competitive. Office furniture companies compete on the basis of (i) product design, including performance, ergonomic and aesthetic features, (ii) product quality and durability, (iii) relationships with clients, architects and designers, (iv) strength of dealer and distributor network, (v) on-time delivery and service performance, (vi) commitment to environmental standards by offering products that help clients achieve LEED® certified facilities and minimize environment impact, and (vii) price. We estimate that we had an approximate 8.7% market share in the U.S. office furniture market in 2010.

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

Patents and Trademarks

        We consider securing and protecting our intellectual property rights to be important to the business. We own approximately 58 active U.S. utility patents on various components used in our products and systems and approximately 50 active U.S. design patents. We also own approximately 170 patents in various foreign countries. The scope and duration of our patent protection varies throughout the world by jurisdiction and by individual product. In particular, patents for individual products extend for varying periods of time according to the date a patent application is filed, the date a patent is granted and the term of patent protection available in the jurisdiction granting the patent (generally twenty years from the date of filing in the U.S, for example). We believe that the duration of the applicable patents we are granted is adequate relative to the expected lives of our products. We own approximately 56 trademark registrations in the U.S., including registrations to the following trademarks, as well as related stylized depictions of the Knoll word mark: Knoll®, KnollStudio®, KnollExtra®, Good Design Is Good Business®, A3®, Autostrada®, Bulldog®, Calibre®, Currents®, Dividends®, Equity®, Parachute®, Propeller®, Reff®, RPM®, Spinneybeck®, Upstart®, Generation by Knoll®, KnollTextiles®, and Knoll Luxe®. We also own approximately 167 trademarks registered in foreign countries including the LIFE® trademark which was purchased in December 2006. The scope and duration of our trademark protection varies throughout the world, with some countries protecting trademarks only as long as the mark is used, and others requiring registration of the mark and the payment of registration (generally ten years from the date of filing in the U.S., for example). In order to protect the indefinite duration, we make filings to continue registration of our trademarks.

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

Backlog

        Sales backlog represents orders we have accepted but which have not yet shipped. Our sales backlog was $196.6 million at December 31, 2010, $153.0 million at December 31, 2009 and $201.7 million at December 31, 2008. We manufacture substantially all of our products to order and expect to fill substantially all outstanding unfilled orders within the next twelve months. As such, backlog is not a significant factor used to predict our long-term business prospects.

Foreign and Domestic Operations

        Our principal manufacturing operations and markets are in North America, and we also have manufacturing operations and markets in Europe. Our sales to clients and net property, plant and equipment are summarized by geographic areas below. Sales to clients are attributed to the geographic areas based on the point of sale.

	United States	Canada	Europe	Consolidated
	(in thousands)
2010
Sales to clients	$688,914	$34,267	$86,286	$809,467
Property, plant and equipment, net	75,228	31,435	15,556	122,219
2009
Sales to clients	$688,664	$26,831	$64,538	$780,033
Property, plant and equipment, net	83,291	33,112	18,642	135,045
2008
Sales to clients	$964,875	$40,229	$115,043	$1,120,147
Property, plant and equipment, net	85,680	31,225	15,263	132,168

Environmental Matters

        We believe that we are substantially in compliance with all applicable laws and regulations for the protection of the environment and the health and safety of our employees based upon existing facts presently known to us. Compliance with federal, state, local and foreign environmental laws and regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes and other related activities has had and will continue to have an impact on our operations, but has, since 1990, been accomplished without having a material adverse effect on our operations. There can be no assurance that such laws and regulations will not change in the future or that we will not incur significant costs as a result of such laws and regulations. We have trained staff responsible for monitoring compliance with environmental, health and safety requirements. Our goal is to reduce and, wherever possible, eliminate the creation of hazardous waste in our manufacturing processes. While it is difficult to estimate the timing and ultimate costs to be incurred due to uncertainties about the status of laws, regulations and technology, based on information currently known to management, we do not expect environmental costs or contingencies to have a material adverse effect on our consolidated financial position, results of operations, competitive position, or cash flows. The operation of manufacturing plants entails risks in these areas, however, and we cannot be certain that we will not incur material costs or liabilities in the future which could adversely affect our operations.

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

Employees

        As of December 31, 2010, we employed a total of 3,006 people, consisting of 1,988 hourly and 1,018 salaried employees. The Grand Rapids, Michigan plant is the only unionized plant within the U.S. and has an agreement with the Carpenters Union, Local 1615, of the United Brotherhood of Carpenters and Joiners of America, Affiliate of the Carpenters Industrial Council (the Union), covering approximately 226 hourly employees. The Collective Bargaining Agreement expires August 27, 2011. From time to time, there have been unsuccessful efforts to unionize at our other North American locations. We believe that relations with our employees are good. Nonetheless, it is possible that our employees may continue attempts to unionize. Certain workers in the facilities in Italy are also represented by unions. We have experienced brief work stoppages from time to time at our plants in Italy, none of which have exceeded eight hours. Work stoppages are relatively common occurrences at many Italian manufacturing plants and are usually related to national or local issues, not necessarily related specifically to Knoll. We had five such work stoppages in 2010, with duration of 28 hours in total. None of these work stoppages were unique to us, and these work stoppages have not materially affected our performance.

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

        Our sales are significantly impacted by the level of corporate spending primarily in North America, which, in turn, is a function of the general economic environment. In a recessionary economy like we have experienced in recent history, business confidence, service-sector employment, corporate cash flows and non-residential commercial construction decrease, which typically leads to a decrease in demand for office furniture. In addition, a recessionary economy may also result in saturation of the market by "just new" used office systems, leading to a decrease in demand. Sales of office systems, which have historically accounted for more than half of our revenues, represent longer term and higher cost investments for our clients. As a result, sales of office systems are more severely impacted by decreases in corporate spending than sales of seating, files and storage and casegoods, and demand for office systems typically takes longer to respond to an economic recovery.

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

Weakness in the economy or uncertainty in the financial markets may adversely affect our results of operations and financial condition, as well as the financial soundness of our customers and suppliers.

        In recent history, the global capital and credit markets have experienced a period of unprecedented turmoil and upheaval, characterized by the bankruptcy, failure, collapse or sale of various financial institutions. Our ability to access capital may be restricted at a time when we would like, or need, to access financial markets. In addition, interest rate fluctuations, financial market volatility or credit market disruptions may negatively affect our customers' and our suppliers' ability to obtain credit to finance their businesses on acceptable terms. As a result, our customers' needs and ability to purchase our products or services may decrease, and our suppliers may increase their prices, reduce their output or change their terms of sale. If our customers' or suppliers' operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, our customers may not be able to pay, or may delay payment of, accounts receivable owed to us, and our suppliers may restrict credit or impose different payment terms on us. Any inability of customers to pay us for our products and services, or any demands by suppliers for different payment terms, may adversely affect our earnings and cash flow.

We may have difficulty increasing or maintaining our prices as a result of price competition, which could lower our profit margins. Our competitors may develop new product designs that give them an advantage over us in making future sales.

        Office furniture companies compete on the basis of, among other things, price and product design. Since our competitors offer products that are similar to ours, we face significant price competition from our competitors. This price competition impacts our ability to implement price increases or, in some cases, maintain prices, which could lower our profit margins. Additionally, our competitors may develop new product designs that achieve a high level of customer acceptance, which could give them a competitive advantage over us in making future sales.

Our efforts to introduce new products that meet customer and workplace requirements may not be successful, which could limit our sales growth or cause our sales to decline.

        To keep pace with workplace trends, such as changes in workplace design and increases in the use of technology, and with evolving regulatory and industry requirements, including environmental, health, safety and similar standards for the workplace and for product performance, we must periodically introduce new products. The introduction of new products requires the coordination of the design, manufacturing and marketing of such products, which may be affected by factors beyond our control. The design and engineering of certain of our new products can take up to a year or more and further time may be required to achieve client acceptance. In addition, we may face difficulties in introducing new products if we cannot successfully align ourselves with independent architects and designers who are able to design, in a timely manner, high quality products consistent with our image. Accordingly, the launch of any particular product may be later or less successful than originally anticipated by us. Difficulties or delays in introducing new products or lack of customer acceptance of new products could limit our sales growth or cause our sales to decline.

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

        We require substantial amounts of raw materials, which we purchase from outside sources. Steel, plastics, wood related materials, and leather are the main raw materials used in the manufacturing of our products. The prices and availability of raw materials are subject to change or curtailment due to, among other things, the supply of, and demand for, such raw materials, changes in laws or regulations, including duties and tariffs, suppliers' allocations to other purchasers, interruptions in production by raw materials or component parts suppliers, changes in currency exchange rates and worldwide price levels. We can be significantly impacted by price increases in these raw materials.

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

        The profitability of our operations is sensitive to the cost of energy through our transportation costs, the cost of petroleum-based materials, like plastics, and the cost of operating our manufacturing facilities. Energy costs have been volatile in recent years due to changes in global supply and demand. Although we have been successful in countering energy price increases, primarily through our global sourcing initiatives and continuous improvement programs, we have not been able to offset these costs entirely. The recent increases in energy prices have negatively impacted our gross margins and profitability for 2010 and may continue in the future.

We rely upon independent furniture dealers, and a loss of a significant number of dealers could affect our business, financial condition and results of operations.

        We rely on a network of independent dealers for the joint marketing of our products to small and mid-sized accounts, and to assist us in the marketing of our products to large accounts. We also rely upon these dealers to provide a variety of important specification, installation and after-market services to our clients. Our dealers operate, generally, under one-year, non-exclusive agreements. There is nothing to prevent our dealers from terminating their relationships with us. In addition, individual dealers may not continue to be viable and profitable and may suffer from the lack of available credit. While we are not significantly dependent on any single dealer, one dealer accounted for 6.2% of our North American sales in 2010. If dealers go out of business or are restructured, we may suffer losses because they may not be able to pay us for furniture previously delivered to them. The loss of a dealer relationship could also negatively affect our ability to maintain market share in the affected geographic market and to compete for and service clients in that market until a new dealer relationship is established. Establishing a viable dealer in a market can take a significant amount of time and resources. The loss or termination of a significant dealer or a significant number of dealer relationships could cause significant difficulties for us in marketing and distributing our products, resulting in a decline in our sales.

Currently one of our largest clients is the U.S. government, a relationship which is subject to uncertain future funding levels and federal procurement laws and requires restrictive contract terms; any of these factors could curtail current or future business.

        For the year ended December 31, 2010, we derived approximately 18.5% of our revenue from sales to various agencies and departments within the U.S. government. Our ability to compete successfully for and retain business with the U.S. government is highly dependent on cost-effective performance and compliance with complex procurement laws. Until recently, federal procurement laws required government agencies to purchase furniture products from Federal Prison Industries, Incorporated. If these or similar laws would be re-instituted, it would make it more difficult for us to sell our furniture to agencies and departments of the U.S. government. Our government business is also sensitive to changes in national and international priorities and U.S. government budgets. The current budget deficits that exist for the United States and most state governments are likely to result in decreased future furniture spending and may negatively impact our future governmental sales.

        In addition, the U.S. government typically can terminate or modify its contracts with us either for its convenience or if we default by failing to perform under the terms of the applicable contract. A termination arising out of our default could expose us to liability and impede our ability to compete in the future for contracts and orders. Furthermore, if we were found to have committed fraud or certain criminal offenses, we could be suspended or debarred from all further government contracting. Given the percentage of our revenues represented by sales to the U.S. government in 2010, any factors that would negatively impact our relationship with the U.S. government would adversely impact our sales and results of operations.

Our efforts to diversify our sources of revenue may not be effective and may expose us to new risks

        Historically, the majority of our revenues were derived from the sales of office systems in North America. We have pursued a strategy to diversify our sources of revenue and reduce our dependence on North American office system sales. While we believe that this strategy enables us to better maintain and grow our sales and profitability during cyclical ups and downs in the industry, there can be no assurance that this diversification strategy will be effective in achieving these goals. Our diversification strategy involves the expansion of our specialty and complementary businesses, and business growth internationally, which may expose us to business risks that we have not experienced. We also may incur significant costs in pursuing our diversification strategy, and those costs may not be fully offset by increased revenues associated with new business lines.

We operate with leverage, and a significant amount of cash will be required to service our indebtedness. Restrictions imposed by the terms of our indebtedness may limit our operating and financial flexibility.

        As of December 31, 2010, we had total consolidated outstanding debt of approximately $245.1 million, which consisted of $245.0 million under our revolving credit facility and $0.1 million under local credit facilities maintained by our foreign subsidiaries. We also had $3.0 million in outstanding commitments under letters of credit.

        Our existing revolving credit facility permits us to borrow up to $500.0 million (subject to compliance with the financial covenants contained in the facility). We are permitted to expand our revolving credit facility by an additional $200.0 million, subject to certain limitations and satisfaction of certain conditions, including compliance with certain financial covenants.

        As of December 31, 2010, the total remaining credit available to us under our credit facility and those of our foreign subsidiaries was $262.4 million, subject to compliance with the financial covenants contained in our facility as further described in "Liquidity and Capital Resources" below. If we were to borrow the maximum available to us under our credit facility and those of our foreign subsidiaries, we would have total consolidated outstanding debt of approximately $507.5 million. The high level of our indebtedness could have important consequences to holders of our common stock, given that:

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

        In the future, any foreign currency appreciation relative to the U.S. dollar would increase our expenses that are denominated in that currency. Additionally, as we report currency in the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the Canadian dollar and the Euro. Approximately 14.9% of our revenues in 2010 and 34.8% of our cost of goods sold in 2010 were denominated in currencies other than the U.S. dollar. From time to time we review our foreign currency exposure and evaluate whether we should hedge our exposure. We had no outstanding hedge transactions at December 31, 2010.

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

  •
  strategic actions by us or our competitors, such as acquisitions, joint ventures, strategic investments, or restructurings;

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

  •
  None

ITEM 2.    PROPERTIES

        We operate over 3,194,000 square feet of facilities, including manufacturing plants, warehouses and sales offices. Of these facilities, we own approximately 2,424,000 square feet and lease approximately 770,000 square feet. Our manufacturing plants are located in East Greenville, Pennsylvania, Grand Rapids and Muskegon, Michigan, Toronto, Canada, and Foligno and Graffignana, Italy. The location, square footage, and use of the facilities as of December 31, 2010 are shown below.

Owned Locations	Square Footage		Use
East Greenville, Pennsylvania	735,000	(1)	Corporate Headquarters, Manufacturing, Warehouses, and Administration
Grand Rapids, Michigan	545,000	(1)	Manufacturing, Distribution, and Administration
Muskegon, Michigan	368,000	(1)	Manufacturing and Administration
Toronto, Canada	408,000		Manufacturing, Distribution, Warehouses, and Administration
Foligno, Italy	258,000		Manufacturing, Distribution, Warehouses, and Administration
Graffignana, Italy	110,000		Manufacturing, Distribution, Warehouses, and Administration

Leased Locations	Square Footage		Use
East Greenville, Pennsylvania	142,000	(2)	Warehouses, Distribution
Muskegon, Michigan	105,000		Manufacturing
Toronto, Canada	170,000		Manufacturing, Warehouses, and Administration
Knoll, Europe	44,000		Administration, Warehouses
Edelman Leather, Connecticut	55,000		Manufacturing and Administration
Spinneybeck, New York	31,000		Manufacturing and Administration
Miscellaneous Showrooms	223,000		Sales Offices

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

ITEM 4.    (REMOVED AND RESERVED)

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividend Policy

        Our common stock has been listed on the New York Stock Exchange ("NYSE") since December 14, 2004, the date of our initial public offering, under the symbol "KNL." As of February 25, 2011, there were approximately 93 stockholders of record of our common stock.

        The following table sets forth, for the periods indicated, high and low sales prices for the common stock as reported by the NYSE.

	High	Low
Fiscal year ended December 31, 2010
First quarter	$13.09	$9.95
Second quarter	$15.05	$11.12
Third quarter	$15.95	$11.73
Fourth quarter	$17.45	$14.32

	High	Low
Fiscal year ended December 31, 2009
First quarter	$9.42	$5.33
Second quarter	$7.91	$5.87
Third quarter	$11.00	$7.15
Fourth quarter	$11.00	$9.09

        We declared and paid cash dividends of $0.12 per share and $0.18 per share during the years ended December 31, 2010 and 2009, respectively. On February 3, 2011, our board of directors declared a cash dividend of $0.06 per share on our common stock payable on March 31, 2011 to shareholders of record on March 15, 2011. The declaration and payment of future dividends is subject to the discretion of our board of directors and depends on various factors, including our net income, financial condition, cash requirements and future prospects and other factors deemed relevant by our board of directors. Our revolving credit facility imposes restrictions on our ability to pay dividends, and thus our ability to pay dividends on our common stock will depend upon, among other things, our level of indebtedness at the time of the proposed dividend and whether we are in default under any of our debt obligations. Our ability to pay dividends will also depend on the requirements of any future financing agreements to which we may be a party. Our board of directors intends to evaluate our dividend policy quarterly in reference to these factors.

Performance Graph

        The following line graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the Standard & Poors' 500 Stock Index and with the cumulative total return on a peer group of companies selected by us for the period commencing on December 31, 2005 and ending on December 31, 2010. Our share price at the beginning of the measurement period is $17.11 per share. The graph and table assume that $100 was invested on December 31, 2005 in each of our common stock, the stock of our peer group, and the S&P 500 Index, and that all dividends were reinvested. Cumulative total stockholder returns for our common stock, the S&P 500 Index, and the stock of our peer group are based on our fiscal year. Our peer group is made up of two publicly-held manufacturers of office furniture, Herman Miller, Inc. and Steelcase, Inc. The stock performance on the graph below does not necessarily indicate future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Knoll, Inc., the S&P 500 Index
and a Peer Group

	12/05	12/06	12/07	12/08	12/09	12/10
Knoll, Inc.	100.00	131.32	100.33	57.25	67.21	109.75
S&P 500	100.00	115.80	122.16	76.96	97.33	111.99
Peer Group	100.00	125.89	118.13	46.75	56.85	92.53

*
The performance graph and the related chart should not be deemed filed for purposes of Section 18 of the Securities Exchange Exchange Act of 1934 or incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, unless we specifically incorporate the performance graph by reference therein.

Issuer Purchases of Equity Securities

        The following is a summary of share repurchase activity during the three months ended December 31, 2010.

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

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as part of publicly Announced Plans or Programs		Maximum Dollar Value of Shares that may yet be Purchased Under the Plans or Programs(1)
October 1, 2010 - October 31, 2010	77,329	(2)	14.74	—		32,352,413
November 1, 2010 - November 30, 2010	10,004		15.87	10,004	(3)	32,352,413
December 1, 2010 - December 31, 2010	317,210	(4)	16.41	193,059	(4)	32,352,413

Total	404,543			203,063

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

(2)
On October 21, 2010, 160,000 shares of outstanding restricted stock vested. Concurrently with the vesting, 60,092 shares were forfeited by the holders of the vested restricted shares to cover applicable taxes paid on the holders' behalf by the Company. On October 22, 2010, 46,104 shares of outstanding restricted stock vested. Concurrently with the vesting, 17,237 shares were forfeited by the holders of the vested restricted shares to cover applicable taxes paid on the holders' behalf by the Company.

(3)
These shares were purchased under the Options Proceeds Program.

(4)
193,059 shares were purchased under the Options Proceeds Program. On December 14, 2010, 304,000 shares of outstanding restricted stock vested. Concurrently with the vesting, 124,151 shares were forfeited by the holders of the vested restricted shares to cover applicable taxes paid on the holders' behalf by the Company.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and the related notes included elsewhere in this Form 10-K. The selected consolidated financial data for the years ended December 31, 2008, 2009 and 2010 and as of December 31, 2009 and 2010 are derived from our audited financial statements included elsewhere in this Form 10-K. The selected consolidated financial data for the years ended December 31, 2006 and 2007 and as of December 31, 2006, 2007 and 2008 are derived from our audited financial statements not included in this Form 10-K.

	Years Ended December 31,
	(dollars in thousands, except shares and per share data)
	2006	2007	2008	2009	2010
Consolidated Statement of Operations Data:
Sales	$982,152	$1,055,814	$1,120,147	$780,033	$809,467
Cost of sales	663,115	690,689	725,078	510,590	545,118

Gross profit	319,037	365,125	395,069	269,443	264,349
Selling, general and administrative expenses	202,097	222,937	245,032	193,995	192,122
Restructuring and other changes	—	—	4,625	11,959	7,565

Operating income	116,940	142,188	145,412	63,489	64,662
Interest expense	23,717	24,598	16,289	13,862	17,436
Other (expense) income, net	741	(4,651)	3,679	(5,832)	(6,379)

Income before income tax expense	93,964	112,939	132,802	43,795	40,847
Income tax expense	35,331	41,496	47,890	16,442	12,823

Net income	$58,633	$71,443	$84,912	$27,353	$28,024

Per Share Data:
Earnings per share:
Basic	$1.18	$1.48	$1.82	$0.60	$0.61
Diluted	$1.14	$1.45	$1.82	$0.60	$0.61
Cash dividends declared per share:	$0.41	$0.45	$0.48	$0.18	$0.12
Weighted average shares outstanding
Basic	49,606,677	48,239,189	46,570,272	45,403,401	45,600,043
Diluted	51,238,088	49,248,902	46,694,340	45,413,770	45,970,680

	As of December 31,
	2006	2007	2008	2009	2010
	(in thousands)
Consolidated Balance Sheet Data:
Working capital	$77,170	$86,453	$65,228	$60,613	$69,242
Total assets	632,137	717,442	697,660	655,620	687,432
Total long-term debt, including current portion	350,316	368,576	337,379	295,305	245,135
Total liabilities	627,753	642,721	653,041	566,058	561,046
Total Stockholders' equity	4,384	74,721	44,619	89,562	126,386

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management's discussion and analysis of financial condition and results of operations provides an account of our financial performance and financial condition that should be read in conjunction with the accompanying audited consolidated financial statements.

Forward-looking Statements

        This annual report on Form 10-K contains forward-looking statements, principally in the sections entitled "Business," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Quantitative and Qualitative Disclosures About Market Risk." Statements and financial discussion and analysis contained in this Form 10-K that are not historical facts are forward-looking statements. These statements discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to us, based on our current beliefs as well as assumptions made by us and information currently available to us. Forward-looking statements generally will be accompanied by words such as "anticipate," "believe," "could," "estimate," "expect," "forecast," "intend," "may," "possible," "potential," "predict," "project," or other similar words, phrases or expressions. This includes, without limitation, our statements and expectations regarding any current or future recovery in our industry and our projections and estimates with respect to our restructuring activities. Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation: the risks described in Item 1A and in Item 7A of this annual report on Form 10-K; changes in the financial stability of our clients or the overall economic environment, resulting in decreased corporate spending and service sector employment; changes in relationships with clients; the mix of products sold and of clients purchasing our products; the success of new technology initiatives; changes in business strategies and decisions; competition from our competitors; our ability to recruit and retain an experienced management team; changes in raw material prices and availability; restrictions on government spending resulting in fewer sales to the U.S. government, one of our largest customers; our debt restrictions on spending; our ability to protect our patents, copyrights and trademarks; our reliance on furniture dealers to produce sales; lawsuits arising from patents, copyrights and trademark infringements; violations of environment laws and regulations; potential labor disruptions; adequacy of our insurance policies; the availability of future capital and the cost of borrowing; the overall strength and stability of our dealers, suppliers, and customers; access to necessary capital; and currency rate fluctuations. The factors identified above are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement. Unpredictable or unknown factors could also have material adverse effects on us. All forward-looking statements included in this Form 10-K are expressly qualified in their entirety by the foregoing cautionary statements. Except as required under the Federal securities laws and the rules and regulations of the SEC, we undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

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

        During 2010, we faced many challenges as we focused on emerging from one of the worst downturns in the history of our industry. During 2009, our industry trade organization, the Business and Institutional Furniture Manufacturers Association, or BIFMA, reported that industry sales declined 29.7% when compared to 2008. This is one of the steepest declines our industry has ever experienced. Coming into 2010 we were uncertain as to when or if a recovery would begin. However, we maintained our focus on our core commitment to design and quality, managed our balance sheet, protected our profitability and invested through the cycle in exciting innovative new designs so we would be well positioned to emerge from the downturn stronger than ever. As we began to see signs of recovery during the second half of 2010 this is exactly what happened.

        BIFMA reported an industry sales increase of 5.8% for 2010 . Our sales for the year increased a modest 3.8% when compared with 2009. However, our fourth quarter sales increased 30.4% when compared with the fourth quarter of 2009. Our seating sales experienced double digit growth during the year as sales of our award winning Generation by Knoll® work chair continued to increase. Systems, which historically has represented a large percentage of our overall sales, experienced significant growth during the third and fourth quarters of this year when compared with the prior year. Our high margin specialty businesses also began generating growth during the second half of the year. Growth in Europe outpaced North American during 2010.

        Some of the biggest challenges we faced during 2010 were price competition, rising material prices and the strengthening of the Canadian dollar. Price competition continued to pressure our margins as did the rising cost of steel. Price deterioration cost us $22.0 million during 2010. During the second half of 2010, expedited freight costs to meet the rising customer demand also negatively impacted our gross margin. During the full year 2010, gross margin decreased from 34.5% in 2009 to 32.7% in 2010. Operating profit was $64.7 million, or 8.0% of sales, for 2010 and includes restructuring charges of $7.6 million. These restructuring charges relate to the announced March 2010 plan to better utilize our manufacturing capacity, eliminate duplication of capabilities and reduce associated costs. Our operating profit increased 1.9% in 2010 when compared with the prior year. During 2010, we generated net income of $28.0 million, or $0.61 diluted earnings per share, compared to $27.4 million, or $0.60 diluted earnings per share, in 2009.

        We continued to aggressively manage our balance sheet during 2010. Over the past twelve months we have reduced our outstanding debt by $50.0 million and since the end of 2007 by $123.4 million. At the end of this year our long term debt was $245.0 million. We remain in compliance with all of our bank covenants and our revolving credit facility extends until June 2013. In addition, during the year ended December 31, 2010, we used free cash to pay dividends to our shareholders totaling $5.5 million. During the fourth quarter of 2010, we increased our quarterly dividend from $0.02 per share to $0.06 per share.

        In 2011, we will continue to work to diversify our portfolio of products away from such a substantial reliance on office systems. We will continue to focus on increasing our market share in seating and our high margin specialty businesses and are excited about the introduction of ReGeneration by Knoll™ in 2011. In addition, with new selling relationships in the Middle East, Brazil and India, we look forward to continued international growth in 2011 and beyond.

Results of Operations

Years ended December 31, 2009 and 2010

	Three Months Ended					Three Months Ended
					Twelve Months Ended December 31, 2009					Twelve Months Ended December 31, 2010
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009		March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
	(in thousands, except statistical data) (unaudited)
Consolidated Statement of Operations Data:
Sales	$212,609	$202,197	$181,282	$183,945	$780,033	$175,259	$192,275	$202,149	$239,784	$809,467
Gross profit	74,767	70,729	61,273	62,674	269,443	56,661	63,040	67,452	77,196	264,349
Operating income	16,765	18,514	16,797	11,413	63,489	9,408	11,940	19,109	24,205	64,662
Interest expense	2,771	2,856	4,054	4,181	13,862	4,153	4,410	4,877	3,996	17,436
Other income (expense), net	1,324	(2,747)	(3,112)	(1,297)	(5,832)	(1,413)	2,318	(4,274)	(3,010)	(6,379)
Income tax expense	5,793	4,837	3,905	1,907	16,442	1,627	1,172	3,618	6,406	12,823

Net income	$9,525	$8,074	$5,726	$4,028	$27,353	$2,215	$8,676	$6,340	$10,793	$28,024

Statistical and Other Data:
Sales growth from comparable prior year	-20.6%	-30.9%	-36.1%	-33.4%	-30.4%	-17.6%	-4.9%	11.5%	30.4%	3.8%
Gross profit margin	35.2%	35.0%	33.8%	34.1%	34.5%	32.3%	32.8%	33.4%	32.2%	32.7%
Backlog	$163,768	$134,136	$121,741	$153,037	$153,037	$138,946	$132,539	$160,492	$196,567	$196,567

  Sales

        Sales for 2010 were $809.5 million, an increase of $29.5 million, or 3.8%, from sales of $780.0 million for 2009. Seating experienced double digit growth during the year as our Generation by Knoll® chair continues to gain market share. For the year ended December 31, 2010, systems sales declined on a year over basis but showed significant improvement during the third and fourth quarters of 2010. In 2010, systems continued to represent a large percentage of our overall sales. Geographically our European sales increased at a greater pace than North America. At December 31, 2010, sales backlog was $196.6 million, an increase of $43.6 million, or 28.5%, from sales backlog of $153.0 million as of December 31, 2009.

        As we went through 2010, it began to appear that signs were in place for a recovery to begin in the industry. Business confidence began to improve as did service sector employment. The fourth quarter of 2010 was the first quarter since 2007 of positive office space absorption and, at the end of 2010, The Architectural Billings Index was at its highest point since November 2007. The Architectural Billings Index is provided by the American Institute of Architects and shows the nine to twelve month lag between architecture billings and construction spending. All these signs led to our sales increasing on a year over year basis during the third and fourth quarters of 2010.

        Sales to governmental entities and agencies remained strong in 2010. Approximately 23.4% of our 2010 sales were to federal, state and local governmental entities and related agencies.

        Pricing pressure continued to have a significant impact on 2010 sales. The recent industry decline has led to a very competitive pricing environment as the industry competes for a smaller pool of business. We believe we have been able to offset some of this pressure through our cost reduction activities. However, pricing pressures had a negative impact on our gross margin performance n 2010. We recently implemented a price increase that should alleviate some of this pressure next year as we anticipate further recovery in the industry. BIFMA is forecasting an 14.0% increase in industry sales for 2011.

  Gross Profit and Operating Income

        Gross profit for 2010 was $264.3 million, a decrease of $5.1 million, or 1.9%, from gross profit of $269.4 million for 2009. Operating income for 2010 was $64.7 million, an increase of $1.2 million, or 1.8%, from operating income of $63.5 million for 2009.

        As a percentage of sales, gross profit decreased from 34.5% for 2009 to 32.7% for 2010. The largest contributors to this decline were price deterioration and material inflation, particularly steel. The strengthening of the Canadian dollar during 2010 also negatively affected our gross margin. Operating income as a percentage of sales decreased from 8.1% in 2009 to 8.0% in 2010. Operating profit for 2010 includes restructuring charges of $7.6 million compared to $12.0 million in 2009.

        Operating expenses for 2010, excluding restructuring charges, were $192.1 million, or 23.7% of sales, compared to $194.0 million, or 24.9% of sales, for 2009. The modest decrease in operating expenses during 2010 was in large part due to cost control measures that were put in place during the downturn in the industry and which more than offset by increased incentive compensation this year.

        During 2010, we incurred restructuring charges of approximately $7.6 million. These charges included $3.7 million of employee termination costs, $3.0 million of costs associated with the write-off of fixed assets that we determined had no future benefit, and $0.9 million of costs related to facility realignment. During 2009, we incurred restructuring charges of approximately $12.0 million. These charges included $10.6 million of employee termination costs, $0.6 million of costs associated with the exiting of three leased showrooms, and $0.8 million of costs associated with the discontinuation of certain product lines.

  Interest Expense

        Interest expense for 2010 was $17.4 million, an increase of $3.6 million from interest expense of $13.9 million for 2009. The increase in interest expense is primarily due to the interest rate swap agreements that we entered into during 2008 that went into effect during the second quarter of 2009. These agreements expire June 9, 2011. See Note 10 of our consolidated financial statements contained in this annual report on Form 10-K for further information regarding the interest rate swaps. Taking into account the effect of the interest rate swap payments, the weighted average interest rate for 2010 was 5.8%. The weighted average interest rate for the same period in 2009 was 3.9%.

  Other (Expense) Income, net

        Other expense for 2010 was $6.4 million, comprised primarily of a $5.5 million loss due to foreign currency translation, a $1.2 million non-cash expense related to the ineffective portion of our interest rate swaps, offset by $0.3 million of miscellaneous income. Other expense for 2009 was $5.8 million, comprised primarily of a $6.6 million loss due to foreign currency translation and $0.8 million of miscellaneous income.

  Income Tax Expense

        The mix of pretax income and the varying effective tax rates in the countries in which we operate directly affects our consolidated effective tax rate. The effective tax rate was 31.4% for 2010 compared to 37.5% for 2009. The decrease in our effective tax rate was due to a $2.5 million tax benefit related to foreign tax credits that was recognized as a discrete item due to amended tax returns being filed during the second quarter of 2010. Without this benefit, our tax rate for the year would have been 37.5%.

Years ended December 31, 2008 and 2009

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

        Although the recent recession has been worldwide, geographically our European sales declined at a greater pace than North America in 2009.

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

        During 2009, we incurred restructuring charges of approximately $12.0 million. These charges included $10.6 million of employee termination costs, $0.6 million of costs associated with the exiting of three leased showrooms, and $0.8 million of costs associated with the discontinuation of certain product lines. During 2008, we incurred restructuring charges of approximately $4.6 million. These charges included $3.3 million of employee termination costs and $1.3 million of costs associated with the discontinuation of certain product lines.

  Interest Expense

        Interest expense for 2009 was $13.9 million, a decrease of $2.4 million from interest expense of $16.3 million for 2008. The decrease in interest expense was largely due to lower borrowing rates. Two interest rate swap agreements that we entered into during 2008 went into effect during the second quarter of 2009 and resulted in an increased rate for the second half of 2009. For the year ended December 31, 2009, additional interest expense of $5.2 million was incurred as a result of these swap agreements. See Note 10 of our consolidated financial statements contained in this annual report on Form 10-K for further information regarding the interest rate swaps. Taking into account the effect of the interest rate swap payments, the weighted average interest rate for 2009 was 3.9%. The weighted average interest rate for the same period in 2008 was 4.3%.

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

Liquidity and Capital Resources

        The following table highlights certain key cash flows and capital information pertinent to the discussion that follows:

	2010	2009	2008
	(in thousands)
Cash provided by operating activities	$89,632	$52,853	$112,224
Capital expenditures	8,312	13,706	18,530
Cash used in investing activities	9,037	14,519	18,530
Purchase of common stock for treasury	12,073	1,587	40,871
Repayment of debt, net	50,134	42,131	31,129
Payment of dividends	5,496	8,171	22,380
Proceeds from issuance of common stock	9,737	111	1,796
Cash used in financing activities	57,487	51,778	92,381

        Historically, we have carried significant amounts of debt, and cash generated by operating activities has been used to fund working capital, capital expenditures, repurchase shares and scheduled payments of principal and interest under our debt. Our capital expenditures are typically for new product tooling and manufacturing equipment. These capital expenditures support new products and continuous improvements in our manufacturing processes. In addition, we are currently evaluating a new enterprise resource planning system with implementation to begin in 2011. Expenses associated with this system implementation will increase spending over the next few years.

        Cash provided by operating activities was $89.6 million in 2010, $52.9 million in 2009 and $112.2 million in 2008. For the year ended December 31, 2010, cash provided by operating activities consisted of $70.0 million from net income plus various non-cash charges which included $1.2 million of non-cash expense related to the ineffective portion of the interest rate swaps and a $3.0 million write-off of assets due to restructuring, and $19.6 million of favorable changes in assets and liabilities. For the year ended December 31, 2009, cash provided by operating activities consisted of $67.6 million from net income, plus non-cash charges, offset by $14.7 million of unfavorable changes in working capital.

        For the year ended December 31, 2010, we used available cash, including the $89.6 million of cash from operating activities to repay $50.1 million of debt, fund $8.3 million in capital expenditures, fund dividend payments to shareholders totaling $5.5 million, and to fund working capital. In 2009, we used available cash, including the $52.9 million of cash from operating activities to repay $42.1 million of debt, fund $13.7 million in capital expenditures, fund dividend payments to shareholders totaling $8.2 million, and to fund working capital.

        We use our existing secured $500 million revolving credit facility in the ordinary course of business to fund our working capital needs, and at times make significant borrowings and repayments under the facility depending on our cash needs and availability at such time. This facility matures in June 2013 and provides us with the option to increase the size of the facility by up to an additional $200 million, subject to the satisfaction of certain terms and conditions. As of December 31, 2010, there was approximately $245 million outstanding under the facility, compared to $295 million outstanding under the facility as of December 31, 2009. Borrowings under the revolving credit facility may be repaid at any time, but no later than June 2013.

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

        We are currently in compliance with all of the covenants and conditions under our credit facility. We believe that existing cash balances and internally generated cash flows, together with borrowings available under our revolving credit facility, will be sufficient to fund normal working capital needs, capital spending requirements, debt service requirements and dividend payments for at least the next twelve months. However, because of the financial covenants mentioned above, our capacity under our revolving credit facility could be reduced if our trailing consolidated EBITDA (as defined by our credit agreement) would decline due to deteriorating market conditions. Future principal debt payments may be paid out of cash flows from operations, from future refinancing of our debt or from equity issuances. However, our ability to make scheduled payments of principal, to pay interest on or to refinance our indebtedness, to satisfy our other debt obligations and to pay dividends to stockholders will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

Contractual Obligations

        The following table summarizes our contractual cash obligations as of December 31, 2010 (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Long-term debt	$3,937	$250,691	$—	$—	$254,628
Operating leases	13,001	17,722	11,729	20,426	62,878
Purchase commitments	1,743	—	—	—	1,743
Pension plan contributions(a)	10,675	—	—	—	10,675
Postretirement benefit plan obligations(a)	1,494	—	—	—	1,494

Total	$30,850	$268,413	$11,729	$20,426	$331,418

(a)
Due to the uncertainty of future cash outflows, contributions to the pension and other post-retirement benefit plans subsequent to 2011 have been excluded from the table above.

(b)
Due to the uncertainty of future cash outflows, uncertain tax positions have been excluded from the table above.

        Contractual obligations for long-term debt include principal and interest payments. Interest has been included at either the fixed rate or the variable rate in effect as of December 31, 2010, as applicable.

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

Goodwill and Other Intangible Assets

        Intangible assets consist of goodwill, trademarks and deferred financing fees. Goodwill is recorded at the amount by which cost exceeds the net assets of acquired businesses, and all other intangible assets are recorded at cost. Goodwill and other indefinite lived intangible assets are tested for impairment annually unless indicators of impairment exist.

        Financing costs that are incurred by us in connection with the issuance of debt are deferred and amortized to interest expense over the life of the underlying indebtedness. The period of these costs may be shortened if the underlying indebtedness is modified or retired.

Product Warranty

        We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in product quality programs and processes, our warranty obligation is affected by product failure rates and by material usage and service costs incurred in correcting a product failure. Cost estimates are based on historical product failure rates and identified one-time fixes for each specific product category. Warranty cost generally varies in direct relation to sales volume, as such costs tend to be a consistent percentage of revenue. Should actual costs differ from original estimates, the estimated warranty liability would be revised.

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

        We determine the expected long-term rate of return on plan assets based on aggregating the expected rates of return for each component of the plan's asset mix. We use historic plan asset returns combined with current market conditions to estimate the rate of return. The expected rate of return on plan assets is a long-term assumption and generally does not change annually. The discount rate reflects the market rate for high-quality fixed income debt instruments as of our annual measurement date and is subject to change each year. Holding all other assumptions constant, a one percentage point increase or decrease in the assumed rate of return on plan assets would decrease or increase 2010 net periodic pension expense by approximately $1.4 million. Likewise, a one percentage point increase or decrease in the discount rate would decrease or increase 2010 net periodic pension expense by approximately $2.7 million or $4.7 million, respectively.

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

        Key assumptions we use in determining the amount of the obligation and expense recorded for postretirement benefits other than pensions ("OPEB"), under the appropriate accounting guidance, include the assumed discount rate and the assumed rate of increases in future health care costs. The discount rate we use to determine the obligation for these benefits matches the discount rate used in determining our pension obligations in each year presented. In estimating the health care cost trend rate, we consider actual health care cost experience, future benefit structures, industry trends and advice from our actuaries. We assume that the relative increase in health care costs will generally trend downward over the next several years, reflecting assumed increases in efficiency and cost containment initiatives in the health care system. At December 31, 2010, the expected rate of increase in future health care costs was 8.00% in determining the benefit obligation for 2010 and 8.00% in determining the net periodic benefit cost for 2010. The rate was then assumed to decrease to an ultimate rate of 5% for 2017 and thereafter for the benefit obligation. Increasing the assumed health care cost trend by one percentage point in each year would increase the benefit obligation as of December 31, 2010 by $0.6 million and increase the aggregate of the service and interest cost components of net periodic benefit cost for 2010 by approximately $0.1 million. Decreasing the assumed health care cost trend rate by one percentage point in each year would decrease the benefit obligation as of December 31, 2010 by approximately $0.6 million and decrease the aggregate of the service and interest cost components of net periodic benefit cost for 2010 by approximately $0.1 million.

        In accordance with the appropriate accounting guidance, we recognize in our consolidated balance sheet the funded status (i.e. the difference between the fair value of plan assets and the projected benefit obligation) of our defined benefit pension and postretirement benefit plans. To record the unfunded status of our plans we recorded an additional liability and an adjustment to accumulated other comprehensive income, net of tax.

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

        At December 31, 2010, deferred tax liabilities of $93.9 million exceeded deferred tax assets of $51.0 million by $42.9 million. At December 31, 2009, our deferred tax liabilities of $87.0 million exceeded deferred tax assets of $55.0 million by $32.0 million. Our deferred tax assets at December 31, 2010 and 2009 of $51.0 million and $55.0 million, respectively, are net of valuation allowances of $9.4 million and $8.9 million, respectively. We have recorded the above valuation allowance primarily for net operating loss carryforwards in foreign tax jurisdictions where we have incurred historical tax losses from operations or acquired tax losses through acquisition, and have determined that it is more likely than not that these deferred tax assets will not be realized.

        We evaluate on an ongoing basis the realizability of our deferred tax assets and adjust the amount of the allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income and our assessment of available tax planning strategies that could be implemented to realize the net deferred tax assets.

        We account for uncertain tax positions in accordance with the applicable accounting guidance relating to uncertainty in income taxes. Accordingly, we report a liability for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in an income tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Interest Rate Swap Agreements

        On May 21, 2008, we entered into four interest rate swap agreements for purposes of managing our risk in interest rate fluctuations. These agreements each hedge a notional amount of $150.0 million of our borrowings under the revolving credit facility. Two of the agreements were effective June 9, 2009 and expired on June 9, 2010. On these two agreements, we paid a fixed rate of 3.51% and received a variable rate of interest equal to three-month London Interbank Offered Rate (LIBOR), as determined on the last day of each quarterly settlement period. The other two agreements were effective on June 9, 2010 and expire on June 9, 2011. We pay a fixed rate of 4.10% on these two agreements and receive a variable rate of interest equal to three-month LIBOR.

        The Company has elected to apply hedge accounting to these swap agreements. Changes in the fair value of the effective portion of the interest rate swap agreements are recorded as a component of accumulated other comprehensive income (loss) in the equity section of the balance sheet. The net amount paid or received upon quarterly settlements is recorded as an adjustment to interest expense, with a corresponding reduction in other comprehensive income (loss).

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

        The fair value for stock options is estimated at the date of grant using a lattice option-pricing model, which requires management to make certain assumptions. The risk-free interest rate is based on the U.S. Treasury spot rate with a remaining term equal to the expected life assumed at the date of grant. Expected volatility is estimated based on the historical volatility of the Company's stock price. The model takes into consideration the historical dividends paid on common stock. The weighted-average expected life is based on the contractual term of the stock option and expected employee exercise dates, which is based on the historical exercise behavior of the Company's employees. Forfeitures are estimated at the date of grant based on historical experience.

        There were no stock options granted during 2010.

Recent Accounting Pronouncements

        In December 2010, the FASB issued an amendment related to the accounting for business combinations to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. This standard will become effective for the Company on January 1, 2011 and may have a material impact on the Company's consolidated financial statements if there are future acquisitions.

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

        We also have risk in our exposure to certain material and transportation costs. Steel, leather, wood products and plastics are all used in the manufacture of our products. For the year ended December 31, 2010, material inflation was approximately $6.8 million and transportation deflation was approximately $0.2 million. During 2009, material inflation was approximately $0.9 million and transportation inflation was approximately $4.1 million. We continue to work to offset price increases in raw materials and transportation through our global sourcing initiatives, cost improvements and price increases to our products.

Interest Rate Risk

        We have variable rate debt obligations that are denominated in U.S. dollars. A change in interest rates impacts the interest incurred and cash paid on the variable-rate debt.

        We use interest rate swap agreements for other than trading purposes in order to manage our exposure to fluctuations in interest rates on our variable-rate debt. In May of 2008, we entered into four interest rate swap agreements in order to manage our interest rate risk. Each agreement hedges a notional amount of $150.0 million. Two of the agreements were effective from June 9, 2009 through June 9, 2010 and the other two were effective June 9, 2010 and expire June 9, 2011. Fluctuations in LIBOR affect both our net financial instrument position and the amount of cash to be paid or received by us, if any, under these agreements. See Note 10 of the consolidated financial statements included in this annual report for further information regarding the interest rate swap agreements.

        Taking into account payments on the above noted interest rate swap agreements, our weighted average rate for 2010 was 5.8%. The weighted average rate for the same period of 2009 was 3.9%.

        The following table summarizes our market risks associated with our debt obligations and interest rate hedge agreements as of December 31, 2010. For debt obligations, the table presents principal cash flows and related weighted average interest rates by year of maturity. Variable interest rates presented for variable-rate debt represent the weighted average interest rates on our credit facility borrowings as of December 31, 2010. For interest rate swaps, the table presents the notional amounts and related weighted average interest rates.

	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
	(dollars in thousands)
Rate Sensitive Liabilities
Long-term Debt:
Fixed Rate	$135	$—	$—	$—	$—	$—	$135	$135
Fixed Interest Rate	4.11%	—	—	—	—	—	—	—
Variable Rate	$—	$—	$245,000	—	$—	$—	$245,000	$245,000
Variable Interest Rate	—	—	1.55%	—	—	—	—	—
Rate Sensitive Derivative Financial Instruments
Interest Rate swaps:
Notional Amount	$300,000	$—	$—	$—	$—	$—	$300,000	$(5,138)
Pay Fixed Interest Rate	4.10%.	—	—	—	—	—
Receive Variable Interest Rate	0.30%	—	—	—	—	—

        An increase in our effective interest rate of 1% would increase annual interest expense by approximately $2.5 million. We will continue to review our exposure to interest rate fluctuations and evaluate whether we should manage such exposures through derivative transactions.

Foreign Currency Exchange Rate Risk

        We manufacture our products in the United States, Canada and Italy, and sell our products primarily in those markets as well as in other European countries. Our foreign sales and certain expenses are transacted in foreign currencies. Our production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. Additionally, as our reporting currency is the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the Canadian dollar and the Euro. Approximately 14.9% and 11.7% of our revenues in 2010 and 2009, respectively, and 34.8% and 33.0% of our cost of goods sold in 2010 and 2009, respectively, were denominated in currencies other than the U.S. dollar. Foreign currency exchange rate fluctuations resulted in a $5.5 million translation loss in 2010 and a $6.6 million translation loss in 2009. The translation gains/losses do not reflect the impact of the translation of our operating results which are transacted in foreign countries.

        From time to time, we enter into foreign currency forward exchange contracts and foreign currency option contracts for other than trading purposes in order to manage our exposure to foreign exchange rates associated with short-term operating receivables of a Canadian subsidiary that are payable by our U.S. operations. The terms of these contracts are generally less than a year. Changes in the fair value of such contracts are reported in earnings in the period the value of the contract changes. The net gain or loss upon settlement and the change in fair value of outstanding contracts is recorded as a component of other income (expense). During 2010 and 2009, the Company did not enter into any outstanding foreign currency contracts. During 2008, we recognized a net loss of $7.8 million related to various foreign currency option contracts initiated and settled during 2008.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Knoll, Inc.

        We have audited the accompanying consolidated balance sheets of Knoll, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Knoll, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Knoll, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 1, 2011

KNOLL, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2010 AND 2009

(in thousands, except share and per share data)

	December 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$26,935	$5,961
Customer receivables, net	126,780	113,652
Inventories	85,216	79,964
Deferred income taxes	10,507	4,994
Prepaid and other current assets	11,722	9,306

Total current assets	261,160	213,877
Property, plant, and equipment, net	122,219	135,045
Goodwill, net	76,101	75,612
Intangible assets, net	222,246	223,550
Other non-trade receivables	4,507	5,605
Other noncurrent assets	1,199	1,931

Total Assets	$687,432	$655,620

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$135	$149
Accounts payable	101,206	74,687
Income taxes payable	5,523	—
Other current liabilities	85,054	78,428

Total current liabilities	191,918	153,264
Long-term debt	245,000	295,156
Deferred income taxes	53,420	36,997
Postretirement benefits other than pensions	25,289	23,435
Pension liability	34,719	41,046
International retirement obligation	3,482	4,444
Other noncurrent liabilities	7,218	11,716

Total liabilities	561,046	566,058

Stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 46,901,511 issued and outstanding (net of 13,306,995 treasury shares) at December 31, 2010 and 46,934,683 shares issued and outstanding (net of 12,425,927 treasury shares) at December 31, 2009	470	470
Additional paid-in-capital	14,087	6,736
Retained earnings	114,990	92,583
Accumulated other comprehensive loss	(3,161)	(10,227)

Total stockholders' equity	126,386	89,562

Total Liabilities and Stockholders' Equity	$687,432	$655,620

See accompanying notes to the consolidated financial statements

KNOLL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

(dollars in thousands, except share and per share data)

	2010	2009	2008
Sales	$809,467	$780,033	$1,120,147
Cost of sales	545,118	510,590	725,078

Gross profit	264,349	269,443	395,069
Selling, general, and admistrative expenses	192,122	193,995	245,032
Restructuring and other charges	7,565	11,959	4,625

Operating income	64,662	63,489	145,412
Interest expense	17,436	13,862	16,289
Other (expense) income, net	(6,379)	(5,832)	3,679

Income before income tax expense	40,847	43,795	132,802
Income tax expense	12,823	16,442	47,890

Net Income	$28,024	$27,353	$84,912

Net earnings per share
Basic	$0.61	$0.60	$1.82
Diluted	$0.61	$0.60	$1.82
Weighted-average shares outstanding:
Basic	45,600,043	45,403,401	46,570,272
Diluted	45,970,680	45,413,770	46,694,340

See accompanying notes to the consolidated financial statements

KNOLL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

(dollars in thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at January 1, 2008	$493	$—	$45,255	$28,973	$74,721
Net income	—	—	84,912	—	84,912
Foreign currency translation adjustment	—	—	—	(27,030)	(27,030)
Unrealized loss on derivatives (net of income tax effect of $5,065)				(7,774)	(7,774)
Pension and other post-retirement liabilities (net of income tax effect of $15,386)	—	—	—	(23,616)	(23,616)

Total comprehensive income					26,492

Shares issued for consideration:
Exercise of stock options, including tax benefit of $203 (107,290 shares)	1	1,399	—	—	1,400
Shares issued under stock incentive plan (992,117 shares)	10	(10)	—	—	—
Shares issued under employee stock purchase plan (5,841 shares)	—	65	—	—	65
Shares issued to Board of Directors in lieu of cash (5,465 shares)		79			79
Stock-based compensation, net of forfeitures (183,462 shares)	(2)	7,211	—	—	7,209
Cash dividend ($.48 per share)	—	—	(22,845)	—	(22,845)
Purchase of common stock (3,089,191 shares)	(31)	(8,744)	(32,096)	—	(40,871)
Adjustment to apply FASB Statement No. 158 measurement date requirement (net of tax of $998)	—	—	(1,631)	—	(1,631)

Balance at December 31, 2008	$471	$—	$73,595	$(29,447)	$44,619
Net income	—	—	27,353	—	27,353
Foreign currency translation adjustment	—	—	—	18,709	18,709
Change in the fair value of interest rate swap contracts (net of income tax effect of $20)				30	30
Pension and other post-retirement liabilities (net of income tax effect of $305)	—	—	—	481	481

Total comprehensive income					46,573

Shares issued for consideration:
Shares issued under stock incentive plan (40,818 shares)	—	—	—	—	—
Shares issued under employee stock purchase plan (6,716 shares)	—	52	—	—	52
Shares issued to Board of Directors in lieu of cash (7,314 shares)	—	60	—	—	60
Stock-based compensation, net of forfeitures (65,735 shares)	—	8,210	—	—	8,210
Cash dividend ($.18 per share)	—	—	(8,365)	—	(8,365)
Purchase of common stock (180,833 shares)	(1)	(1,586)	—	—	(1,587)

Balance at December 31, 2009	$470	$6,736	$92,583	$(10,227)	$89,562
Net income	—	—	28,024	—	28,024
Foreign currency translation adjustment	—	—	—	(315)	(315)
Change in the fair value of interest rate swap contracts (net of income tax effect of $3,471)				5,122	5,122
Pension and other post-retirement liabilities (net of income tax effect of $2,056)	—	—	—	2,259	2,259

Total comprehensive income					35,090

Shares issued for consideration:
Exercise of stock options, including tax benefit of $479 (790,596 shares)	8	10,114	—	—	10,122
Shares issued under stock incentive plan (50,446 shares)	—	—	—	—	—
Shares issued under employee stock purchase plan (3,251 shares)	—	44	—	—	44
Shares issued to Board of Directors in lieu of cash (3,603 shares)	—	50	—	—	50
Stock-based compensation, net of forfeitures (12,000 shares)	—	9,208	—	—	9,208
Cash dividend ($.12 per share)	—	—	(5,617)	—	(5,617)
Purchase of common stock (869,065 shares)	(8)	(12,065)	—	—	(12,073)

Balance at December 31, 2010	$470	$14,087	$114,990	$(3,161)	$126,386

See accompanying notes to the consolidated financial statements

KNOLL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

(in thousands)

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITES
Net income	$28,024	$27,353	$84,912
Adustments to reconcile net income to cash provided by operating activities:
Depreciation	17,433	18,497	19,220
Amortization of intangible assets	2,028	2,082	2,246
Provision for deferred taxes	7,075	5,225	3,435
Write-off of fixed assets due to restructuring	2,962	—	—
Unrealized foreign currency loss (gain)	2,050	5,517	(11,013)
Ineffective portion of interest rate swaps	1,177	—	—
Stock based compensation	9,208	8,209	7,208
Other non-cash items	108	636	1,262
Changes in assets and liabilites:
Customer receivables	(14,676)	14,807	5,971
Inventories	(6,032)	23,112	(11,520)
Accounts payable	28,051	(6,327)	(582)
Current income taxes	9,340	(14,808)	(10,115)
Other current assets	(2,768)	2,470	(9,596)
Other current liabilities	8,735	(28,707)	16,588
Other noncurrent assets and liabilities	(3,083)	(5,213)	14,208

Cash provided by operating activities	89,632	52,853	112,224

CASH FLOWS FOR INVESTING ACTIVITIES
Capital expenditures	(8,312)	(13,706)	(18,530)
Purchase of intangibles	(725)	(813)	—

Cash used in investing activites	(9,037)	(14,519)	(18,530)

CASH FLOWS FOR FINANCING ACTIVITIES
Repayment of revolving credit facilites, net	(50,000)	(42,000)	(31,000)
Repayment of long-term debt	(134)	(131)	(129)
Payment of dividends	(5,496)	(8,171)	(22,380)
Proceeds from the issuance of common stock	9,737	111	1,796
Purchase of common stock for treasury	(12,073)	(1,587)	(40,871)
Tax benefit from the exercise of stock options	479	—	203

Cash used in financing activites	(57,487)	(51,778)	(92,381)

Effect of exchange rate changes on cash and cash equivalents	(2,134)	4,502	(4,385)

Increase (Decrease) in cash and cash equivalents	20,974	(8,942)	(3,072)
Cash and cash equivalents at beginning of period	5,961	14,903	17,975

Cash and cash equivalents at end of period	$26,935	$5,961	$14,903

See accompanying notes to the consolidated financial statements

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

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

DECEMBER 31, 2010

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets

        The Company accounts for its intangible assets in accordance with the applicable accounting guidance for intangible assets. Intangible assets mainly consist of goodwill, trademarks and deferred financing fees. Goodwill is recorded at the amount by which cost exceeds the net assets of acquired businesses, and all other intangible assets are recorded at fair value at the date of acquisition.

        Goodwill and trademarks are tested for impairment annually or more frequently if indicators of impairment exist. The Company has determined that there has been no impairment in these assets.

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

Research and Development Costs

        Research and development expenses, which are expensed as incurred and included as a component of selling, general, and administrative expenses on the statement of operations, were $14.6 million for 2010, $14.4 million for 2009, and $16.3 million for 2008.

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

Fair Value of Financial Instruments

        The fair values of cash and cash equivalents, accounts receivable, and accounts payable, approximate their carrying amounts due to their immediate or short-term periods to maturity. The stated interest rates on the Company's long-term debt approximate market rates for debt instruments with similar terms and maturities, and accordingly, the fair value of the Company's long-term debt, described in Note 8, approximates its carrying amount, as it is variable-rate debt.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

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

        The Company has elected to apply hedge accounting to these swap agreements. Changes in the fair value of the effective portion of the interest rate swap agreements are recorded as a component of accumulated other comprehensive income (loss) in the equity section of the balance sheet. The net amount paid or received upon quarterly settlements is recorded as an adjustment to interest expense, with a corresponding reduction in other comprehensive income (loss). See Note 10 of the consolidated financial statements included in this annual report for further information regarding the interest rate swap agreements.

Foreign Currency Translation

        Results of foreign operations are translated into U.S. dollars using average exchange rates during the period, while assets and liabilities are translated into U.S. dollars using exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded in accumulated other comprehensive income. As of December 31, 2010 and 2009, the accumulated foreign currency translation adjustments included in other comprehensive income amounted to $21.6 million and $21.9 million, respectively. Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than the functional currency are included in income in the period in which the change occurs.

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

        The fair value for stock options is estimated at the date of grant using a lattice option-pricing model, which requires management to make certain assumptions. The risk-free interest rate is based on the U.S. Treasury spot rate with a remaining term equal to the expected life assumed at the date of grant. Expected volatility is estimated based on the historical volatility of the Company's stock price. The model takes into consideration the historical dividends paid on common stock. The weighted-average expected life is based on the contractual term of the stock option and expected employee exercise dates, which is based on the historical exercise behavior of the Company's employees. Forfeitures are estimated at the date of grant based on historical experience.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        There were no stock options granted during 2010. The following are the weighted-average assumptions that were used in the lattice option-pricing model for grants made during the years ended December 31, 2009 and 2008:

	2009	2008
Expected volatility	44%	31%
Expected dividend yield	0.78%	3.61%
Expected Term (in years)	6	8
Risk-free rate	3.34%	3.66%
Forfeiture Rate	5%	4%

Accumulated Other Comprehensive (Loss) Income

        The components of accumulated other comprehensive (loss) income, net of tax, if applicable, are as follows (in thousands):

	Beginning Balance	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Ending Balance
Twelve months ended:
December 31, 2008
Pension Adjustment	$(1,285)	$(39,002)	$15,386	$(23,616)	$(24,901)
Foreign currency translation adjustment	30,258	(27,030)	—	(27,030)	3,228
Unrealized loss on derivatives	—	(12,839)	5,065	(7,774)	(7,774)

Accumulated other comprehensive loss, net of tax	$28,973	$(78,871)	$20,451	$(58,420)	$(29,447)

December 31, 2009
Pension Adjustment	$(24,901)	$786	$(305)	481	$(24,420)
Foreign currency translation adjustment	3,228	18,709	—	18,709	21,937
Unrealized loss on derivatives	(7,774)	50	(20)	30	(7,744)

Accumulated other comprehensive loss, net of tax	$(29,447)	$19,545	$(325)	$19,220	$(10,227)

December 31, 2010
Pension Adjustment	$(24,420)	$4,315	$(2,056)	$2,259	$(22,161)
Foreign currency translation adjustment	21,937	(315)	—	(315)	21,622
Unrealized loss on derivatives	(7,744)	8,593	(3,471)	5,122	(2,622)

Accumulated other comprehensive loss, net of tax	$(10,227)	$12,593	$(5,527)	$7,066	$(3,161)

Earnings per Share

        Basic earnings per share excludes the dilutive effect of (i) common shares that could potentially be issued due to the exercise of stock options, and (ii) unvested restricted shares and is computed by

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share includes the effect of shares and potential shares issued under the stock incentive plans.

	Twelve Months Ended December 31,
	2010	2009	2008
	(in thousands)
Weighted average shares of common stock outstanding—basic	45,600	45,403	46,570
Potentially dilutive shares resulting from stock plans	371	10	124

Weighted average common shares—diluted	45,971	45,413	46,694
Antidilutive options not included in the weighted average common shares-diluted calculation	1,701	3,408	2,225

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

New Accounting Pronouncements

        In December 2010, the FASB issued an amendment related to the accounting for business combinations to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. This standard will become effective for the Company on January 1, 2011 and may have a material impact on the Company's consolidated financial statements if there are future acquisitions.

3. CUSTOMER RECEIVABLES

        Customer receivables are presented net of an allowance for doubtful accounts of $3.6 million and $5.1 million at December 31, 2010 and 2009, respectively. Management performs ongoing credit evaluations of its clients and generally does not require collateral. As of December 31, 2010 and 2009, the U.S. government and agencies thereof, represented approximately 16.3% and 28.8%, respectively, of gross customer receivables.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

4. INVENTORIES

	December 31, 2010	December 31, 2009
	(in thousands)
Raw materials	$41,808	$39,112
Work in process	7,218	6,447
Finished goods	36,190	34,405

Inventories	$85,216	$79,964

        Inventory reserves for obsolescence and other estimated losses were $8.3 million and $8.4 million at December 31, 2010 and 2009, respectively.

5. PROPERTY, PLANT, AND EQUIPMENT

	December 31, 2010	December 31, 2009
	(in thousands)
Land and buildings	$105,272	$105,937
Machinery and equipment	253,283	265,397
Construction in progress	4,420	1,566

Property, plant and equipment	362,975	372,900
Accumulated depreciation	(240,756)	(237,855)

Property, plant and equipment, net	$122,219	$135,045

6. INTANGIBLE ASSETS

        Information regarding the Company's goodwill and other intangible assets follows (in thousands):

	December 31, 2010			December 31, 2009
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Unamortizable intangible assets:
Goodwill	$84,513	$(8,412)	$76,101	$84,024	$(8,412)	$75,612
Trademarks	219,900	(32,069)	187,831	219,900	(32,069)	187,831
Edelman Trade Name	26,050	—	26,050	26,050	—	26,050
Amortizable intangible assets:
Deferred financing fees	4,241	(2,712)	1,529	4,241	(2,100)	2,141
Trademarks	3,000	(2,257)	743	3,000	(1,772)	1,228
Other	9,293	(3,200)	6,093	8,569	(2,269)	6,300

	$346,997	$(48,650)	$298,347	$345,784	$(46,622)	$299,162

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

6. INTANGIBLE ASSETS (Continued)

        The changes in the carrying amount of goodwill are as follows:

	December 31, 2010	December 31, 2009
	(in thousands)
Balance at beginning of year	$75,612	$74,301
Foreign currency transaction gain	489	1,311

Balance at end of year	$76,101	$75,612

        The Company recorded amortization of deferred financing fees of approximately $612 thousand $612 thousand, and $611 thousand for the years ended December 31, 2010, 2009 and 2008, respectively. This amortization was recorded as a component of interest expense.

        Estimated amortization expense for the deferred financing fees and other intangibles for each of the five succeeding years is as follows (in thousands):

2011	$2,471
2012	1,851
2013	967
2014	605
2015	557

7. OTHER CURRENT LIABILITIES

	December 31, 2010	December 31, 2009
	(in thousands)
Accrued employee compensation	$34,676	$25,202
Accrued pension costs	10,675	10,000
Customer deposits	6,146	5,925
Derivatives	5,138	9,025
Accrued warranty	8,090	9,773
Other	20,329	18,503

Other current liabilities	$85,054	$78,428

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

8. INDEBTEDNESS

        The Company's long-term debt is summarized as follows:

	December 31, 2010	December 31, 2009
	(in thousands)
Revolving loans, variable rate (1.55% at December 31, 2010 and 1.51% at December 31, 2009)	$245,000	$295,000
Other	135	305

Total	245,135	295,305
Less current maturities	(135)	(149)

Long-term debt	$245,000	$295,156

Term and Revolving Loans

        On June 29, 2007, the Company completed the refinancing of its existing credit facility with a $500.0 million revolving credit facility maturing on June 29, 2013. The Company may use its revolving line of credit for general corporate purposes, including strategic acquisitions, stock buy backs and cash dividends. Under the Company's credit agreement, the Company can increase its revolving credit facility by up to $200.0 million subject to certain limitations and satisfaction of certain conditions, including compliance with certain financial covenants.

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

        The credit agreement contains a letter of credit subfacility that allows for the issuance of letters of credit and swing-line loans. The sum of the outstanding revolver balance plus any outstanding letters of credit and swing-line loans cannot exceed $500.0 million subject to the ability to increase the credit facility by up to $200.0 million as mentioned above. The amount available for borrowing under the revolving credit facility is reduced by the total outstanding letters of credit and swing-line loans. As of December 31, 2010 and 2009, the Company had letters of credit outstanding totaling $3.0 million and $3.7 million, respectively.

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

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

8. INDEBTEDNESS (Continued)

        In addition, the credit agreement also contains various affirmative and negative covenants that among other things, limit, subject to certain exceptions, the incurrence of additional indebtedness and capital expenditures in excess of a specified amount in any fiscal year. The Company was in compliance with the credit agreement covenants at December 31, 2010.

        The Company also has several revolving credit agreements with various European financial institutions. These credit agreements provide credit primarily for overdraft and working capital purposes. As of December 31, 2010, total credit available under such agreements was approximately $10,347,000. There is currently no expiration date on these agreements. The interest rates on borrowings are variable and are based on the monetary market rate that is linked to each country's prime rate. As of December 31, 2010, the Company had no outstanding borrowings under the European credit facilities.

Interest Paid

        During 2010, 2009 and 2008, the Company made interest payments including amounts related to the Company's interest rate swap agreements totaling $17.0 million, $12.8 million and $16.6 million respectively.

Maturities

        Aggregate maturities of the Company's indebtedness as of December 31, 2010 are as follows (in thousands):

2011	$135
2012	—
2013	245,000
2014	—
2015	—

$245,135

9. PREFERRED STOCK

        The Company's Certificate of Incorporation authorizes the issuance of 10,000,000 shares of preferred stock with a par value of $1.00 per share. Subject to applicable laws, the Board of Directors is authorized to provide for the issuance of preferred shares in one or more series, for such consideration and with designations, powers, preferences and relative, participating, optional or other special rights and the qualifications, limitations or restrictions thereof, as shall be determined by the Board of Directors. There was no Preferred Stock outstanding as of December 31, 2010 and 2009.

10. DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swap

        The Company uses derivative financial instruments to reduce its exposure to adverse fluctuations in interest rates.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

10. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

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

        The Company has elected to apply hedge accounting to these swap agreements. During 2010, the Company recorded an expense of $1.2 million related to the ineffective portion of the above noted swap agreements. Changes in the fair values of the effective portion of the interest rate swap agreements are recorded as a component of accumulated other comprehensive income (loss) in the equity section of the balance sheet. The net amount paid or received upon quarterly settlements is recorded as an adjustment to interest expense, with a corresponding reduction in accumulated other comprehensive income (loss).

        The effect of derivative instruments on the consolidated statement of income for the twelve months ended December 31, 2010, 2009 and 2008 was as follows (in thousands):

Derivatives in Cash Flow Hedge Relationship	Before—Tax Loss Recognized in OCI on Derivative (Effective Portion)	Locations of Loss Reclassified from AOCI into Income (Effective Portion)	Before—Tax Loss Reclassified from AOCI into Income (Effective Portion)	Locations of Loss Recognized in Income on Derivative (Ineffective Portion)	Before—Tax Loss Recognized in Income on Derivative (Ineffective Portion)
December 31, 2010
Interest rate swap contracts	$(2,868)	Interest Expense	$(10,284)	Other Expense, net	$(1,177)

Total	$(2,868)		$(10,284)		$(1,177)

December 31, 2009
Interest rate swap contracts	$(5,176)	Interest Expense	$(5,226)	Other Expense, net	$—

Total	$(5,176)		$(5,226)		$—

December 31, 2008
Interest rate swap contracts	$(12,839)	Interest Expense	$—	Other Expense, net	$—

Total	$(12,839)		$—		$—

        Assuming interest rates stay at current levels, in the remaining six months of the swap agreements, the Company anticipates that approximately $4.2 million will be reclassified from other comprehensive income (loss), to interest expense in connection with quarterly settlements of the above-referenced swap agreements.

        The fair value of the Company's derivative instruments included in current liabilities is $5.1 million (of which $0.9 million is not designated as a hedging instrument) and $9.0 million at December 31,

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

10. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

2010 and December 31, 2009, respectively. The fair value of the Company's derivative instruments included in non-current liabilities was $3.8 million at December 31, 2009.

        The Company will continue to review its exposure to interest rate fluctuations and evaluate whether it should manage such exposure through derivative transactions. See note 19 of the consolidated financial statements for additional information regarding the fair value of the interest rate swaps.

Foreign Currency Contracts

        From time to time, the Company enters into foreign currency forward exchange contracts and foreign currency option contracts to manage its exposure to foreign exchange rates associated with short-term operating receivables of a Canadian subsidiary that are payable by the U.S. operations. The terms of these contracts are generally less than a year. Changes in the fair value of such contracts are reported in earnings in the period the value of the contract changes. The net gain or loss upon settlement and the remaining change in fair value is recorded as a component of other (expense) income.

        During 2010 and 2009, the Company did not enter into any foreign currency contracts. During 2008, the Company recognized a net loss of $7.8 million related to various foreign currency option contracts initiated and settled during 2008, which was recorded in other (expense) income.

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

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

11. CONTINGENT LIABILITIES AND COMMITMENTS (Continued)

        Changes in the Company's warranty reserve during the years ended December 31, 2010, 2009, and 2008 were as follows:

	2010	2009	2008
	(in thousands)
Balance, beginning of the year	$9,773	$11,528	$10,078
Provision for warranty claims	4,808	5,295	11,007
Warranty claims paid	(6,478)	(7,260)	(9,327)
Exchange rate impact	(13)	210	(230)

Balance, end of the year	$8,090	$9,773	$11,528

        At December 31, 2010, the Company employed a total of 3,006 people. Approximately 13.8% of the employees were represented by unions at December 31, 2010. The Grand Rapids, Michigan plant is the only unionized plant within the U.S. and has an agreement with the Carpenters Union, Local 1615, of the United Brotherhood of Carpenters and Joiners of America, Affiliate of the Carpenters Industrial Council (the Union), covering approximately 226 hourly employees. The Collective Bargaining Agreement expires August 27, 2011. Certain workers in the facilities in Italy are also represented by unions.

12. INCOME TAXES

        Income before income tax expense consists of the following:

	2010	2009	2008
	(in thousands)
U.S. operations	$32,123	$44,199	$101,566
Foreign operations	8,724	(404)	31,236

	$40,847	$43,795	$132,802

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

12. INCOME TAXES (Continued)

        Income tax expense is comprised of the following:

	2010	2009	2008
	(in thousands)
Current:
Federal	$1,488	$9,151	$30,140
State	1,426	1,822	6,110
Foreign	2,834	244	8,205

Total current	5,748	11,217	44,455

Deferred:
Federal	$7,044	$5,593	$2,385
State	420	775	465
Foreign	(389)	(1,143)	585

Total deferred	7,075	5,225	3,435

Income tax expense	$12,823	$16,442	$47,890

        The following table sets forth the tax effects of temporary differences that give rise to the deferred tax assets and liabilities:

	December 31, 2010	December 31, 2009
	(in thousands)
Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts	$1,365	$1,295
Inventories	3,344	3,189
Net operating loss carryforwards	10,784	10,190
Accrued pension	17,242	17,956
Stock-based compensation	4,883	4,556
Compensation-related accruals	3,429	3,052
Warranty	2,884	3,469
Obligation for postretirement benefits other than pension	10,270	9,682
Interest Rate Swap Agreement	1,928	4,974
Accrued liabilities and other items	4,218	5,512

Gross deferred tax assets	60,347	63,875
Valuation allowance	(9,378)	(8,890)

Net deferred tax assets	50,969	54,985

Deferred tax liabilities:
Intangibles	80,439	73,703
Plant and equipment	13,443	13,285

Gross deferred tax liabilities	93,882	86,988

Net deferred tax liabilities	$(42,913)	$(32,003)

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

12. INCOME TAXES (Continued)

        Income taxes paid, net of refunds received, by the Company during 2010, 2009, and 2008 totaled $539,000, $27,121,000, and $30,547,000 respectively.

        As of December 31, 2010, the Company had net operating loss carryforwards totaling approximately $39,436,000 in various foreign tax jurisdictions which may be carried forward between five years and an unlimited time. The Company provides a valuation allowance against certain net foreign deferred tax assets (principally the net operating loss carryforwards) due to the uncertainty that they can be realized. Changes to this valuation allowance in any future period will be recorded as an income tax benefit in our statement of operations.

        During 2010, the Company reduced the valuation allowance by $106,000 to recognize the benefits associated with net operating loss carry forwards that the Company concluded would be realized. This entire amount was reflected as a foreign deferred income tax benefit in our statement of operations for the current year.

        The following table sets forth a reconciliation of the statutory federal income tax rate to the effective income tax rate:

	2010	2009	2008
Federal statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) in the tax rate resulting from:
State taxes, net of federal effect	2.1	3.8	3.2
Effect of tax rates of other countries	(.7)	(1.6)	(1.5)
Foreign Tax Credit-Amended Returns	(6.9)	—	—
Section 199 deduction	(.4)	(0.7)	(1.0)
Other	2.3	1.2	0.4

Effective tax rate	31.4%	37.7%	36.1%

        During the second quarter of 2010, the Company filed amended Federal Income Tax Returns in order to claim Foreign Tax Credits for the years 2004 through 2007. The Company realized a $2.8 million benefit, including interest due and net of taxes, as a result of the filing.

        The Company has not made provisions for U.S. federal and state income taxes as of December 31, 2010 on approximately $91.0 million of foreign earnings that are expected to be reinvested indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. federal and state income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. The Company is currently unable to determine the amount of unrecognized deferred tax liability.

        As of December 31, 2010, the Company had unrecognized tax benefits of approximately $2.0 million. The entire amount of the unrecognized tax benefits would reduce the effective tax rate if recognized.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

12. INCOME TAXES (Continued)

        The following table summarizes the activity related to our unrecognized tax benefits during 2010 and 2009:

	2010	2009
	(in thousands)	(in thousands)
Balance, beginning of the year	$1,821	$1,673
Additions for tax positions related to the current year	112	106
Additions for tax positions related to the prior year	69	79
Decreases for tax positions related to the prior year	(46)
Prior year reductions
Settlements with taxing authorities	(47)	(17)
Lapse of statute of limitations	(119)	(120)
Change in exchange rate	163	100

Balance, end of the year	$1,953	$1,821

        During the years ended December 31, 2010 and 2009, the Company recognized approximately $0.1 million of interest and penalties, net of deferred taxes. The Company has accrued approximately $0.6 million for the payment of interest and penalties at December 31, 2010. These accruals were included in noncurrent tax liabilities within the consolidated balance sheet at December 31, 2010.

        As of December 31, 2010, the Company is subject to U.S. Federal Income Tax examination for the tax years 2007 through 2010, and to non-U.S. income tax examination for the tax years 2002 to 2010. In addition, the Company is subject to state and local income tax examinations for the tax years 2005 through 2010.

        There are no tax positions included in unrecognized tax benefits at December 31, 2010 for which it is reasonably possible that the total amounts could significantly change during the next twelve months.

13. LEASES

        The Company has commitments under operating leases for certain machinery and equipment as well as manufacturing, warehousing, showroom and other facilities used in its operations. Some of the leases contain renewal provisions and generally require the Company to pay certain operating expenses, including utilities, insurance and taxes, which are subject to escalation. At times the Company enters into lease agreements which contain a provision for cash abatements related to certain leasehold improvements. These abatements are recognized on a straight-line basis as a reduction to rent expense over the lease term. The unamortized portions as of December 31, 2010 and 2009 were $4,743,000 and $5,555,000, respectively. Total rental expense for 2010, 2009, and 2008 was $15,779,000, $15,146,000 and

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

13. LEASES (Continued)

$15,303,000, respectively. Future minimum rental payments required under those operating leases are as follows (in thousands):

2011	$13,001
2012	10,079
2013	7,643
2014	6,168
2015	5,561
Subsequent years	20,426

Total minimum rental payments	$62,878

14. PENSION AND OTHER POSTRETIREMENT BENEFITS

        The Company has two domestic defined benefit pension plans and two plans providing for other postretirement benefits, including medical and life insurance coverage. One of the pension plans and one of the other postretirement benefits plans cover eligible U.S. nonunion employees while the other pension plan and other postretirement benefits plan cover eligible U.S. union employees. According to applicable accounting guidance, the Company uses a December 31 measurement date for both of these plans.

        The year-end status of these plans was as follows (in thousands):

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Change in projected benefit obligation:
Projected benefit obligation at January 1	$178,857	$151,144	$25,087	$25,275
Service cost	10,401	10,053	452	429
Interest cost	10,811	9,981	1,481	1,477
Participant contributions	280	170	565	—
Actuarial loss (gain)	130	10,759	1,450	(162)
Benefits paid	(3,272)	(2,451)	(1,879)	(954)
Liability gain due to Curtailment	(387)	(799)	(373)	(978)

Projected benefit obligation at December 31	$196,820	$178,857	$26,783	$25,087

Accumulated benefit obligation, December 31	$184,933	$161,940	$—	$—
Change in plan assets:
Fair value of plan assets at January 1	$128,331	$95,601	$—	$—
Actual return on plan assets	16,676	21,641	—	—
Employer contributions	10,000	13,371	1,314	956
Participant contributions	280	170	565	—
Benefits paid	(3,272)	(2,451)	(1,879)	(954)

Fair value of plan assets at December 31	$152,015	$128,332	$—	$—

Funded status	$(44,805)	$(50,525)	$(26,783)	$(25,087)

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

14. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

        Weighted-average assumptions used (as of the end of the fiscal year) in computing the benefit obligation as of December 31, 2010 and 2009 were as follows:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Discount rate	5.75%	6.10%	4.65%	6.10%
Expected return on plan assets	8.20	8.15	N/A	N/A
Rate of compensation increase	2.50	4.00	2.50	4.00

        The following table presents Knoll Inc's pension plan investments measured at fair value as of December 31, 2010 and 2009 (in thousands).

	Level 1	Level 2	Level 3	Total
Equity Securities
U.S. equity securities	$83,050	—	—	$83,050
Non-U.S. equity securities	14,561	—	—	14,561
Debt Securities
Fixed income funds and cash investment funds	54,404	—	—	54,404

December 31, 2010	$152,015	—	—	$152,015

	Level 1	Level 2	Level 3	Total
Equity Securities
U.S. equity securities	$65,886	—	—	$65,886
Non-U.S. equity securities	12,862	—	—	12,862
Debt Securities
Fixed income funds and cash investment funds	49,584	—	—	49,584

December 31, 2009	$128,332	—	—	$128,332

        See Note 20 of the consolidated financial statements for the description of the levels of the fair value hierarchy.

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Amounts recognized in the consolidated balance sheet consist of:
Current Liabilities	$(10,675)	$(10,000)	$(1,494)	$(1,652)
Noncurrent liabilities	(34,130)	(40,525)	(25,289)	(23,435)

Net amount recognized	$(44,805)	$(50,525)	$(26,783)	$(25,087)

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

14. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Amounts recognized in accumulated other comprehensive income:
before taxes:
Net actuarial loss	$34,363	$40,684	$8,360	$7,463
Prior service cost (benefit)	140	201	(6,843)	(8,013)

Net amount recognized	$34,503	$40,885	$1,517	$(550)

        The estimated net actuarial loss, and prior service cost, for the defined benefit pension plans included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2011 is $1,128,000 and $37,000 respectively.

        The following table sets forth the components of the net periodic benefit cost for the Company's pension and other postretirement benefits plans (in thousands):

	Pension Benefits			Other Benefits
	2010	2009	2008	2010	2009	2008
Service cost	$10,401	$10,053	$9,633	$452	$429	$410
Interest cost	10,811	9,981	8,429	1,481	1,477	1,468
Expected return on plan assets	(11,671)	(10,644)	(8,835)	—	—	—
Amortization of prior service cost	61	74	77	(1,205)	(1,295)	(1,343)
Recognized actuarial loss	1,058	351	12	553	542	681
Curtailment Expense	—	27	—	$(338)	(1,090)	—

Net periodic benefit cost	$10,660	$9,842	$9,316	$943	$63	$1,216

        Weighted-average assumptions used (as of the beginning of the fiscal year) to determine net periodic benefit cost for the years ended December 31, 2010, 2009 and 2008 were as follows:

	Pension Benefits			Other Benefits
	2010	2009	2008	2010	2009	2008
Discount Rate	6.10%	6.50%	6.00%	6.10%	6.50%	6.00%
Expected return on plan assets	8.15	8.25	8.25	N/A	N/A	N/A
Rate of compensation increase	4.00	4.00	4.00	4.00	4.00	4.00

        The expected long-term rate of return on assets is based on management's expectations of long-term average rates of return to be earned on the investment portfolio. In establishing this assumption, management considers historical and expected returns for the asset classes in which the plan assets are invested.

        For purposes of measuring the benefit obligation as of and for the year ended December 31, 2010, associated with the Company's other postretirement benefit plans, an 8.00% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2011. The rate was then assumed to

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

14. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

decrease to an ultimate rate of 5% for 2017 and thereafter. For purposes of measuring the net periodic benefit cost as of and for the year ended December 31, 2010 associated with the Company's other postretirement benefits plans, a 8.00% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2011. Increasing the assumed health care cost trend rate by 1.0% would increase the benefit obligation as of December 31, 2010 by $593,000 and increase the aggregate of the service and interest cost components of net periodic benefit cost for 2010 by $50,000. Decreasing the assumed health care cost trend rate by 1.0% would decrease the benefit obligation as of December 31, 2010 by $632,000 and decrease the aggregate of the service and interest cost components of net periodic benefit cost for 2010 by $53,000.

        The Company's pension plans' weighted-average asset allocations as of December 31, 2010 and 2009, by asset category were as follows:

	Plan Assets at December 31
Asset Category	2010	2009
Temporary Investment Funds	2%	5%
Equity Investment Funds	64	61
Fixed Income Funds	34	34

Total	100%	100%

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

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

14. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

        The Company expects to contribute $10,675,000 to its pension plans and $1,494,000 to its other postretirement benefit plans in 2011. Estimated future benefit payments under our pension and other postretirement plans are as follows:

	Pension Benefits	Other Benefits
	(in thousands)
2011	$4,262	$1,494
2012	5,062	1,580
2013	5,986	1,722
2014	6,968	2,007
2015	8,091	2,257
2016 - 2020	61,607	11,931

        Employees of the Canadian, Belgium and United Kingdom operations participate in defined contribution pension plans sponsored by the Company. The Company's expense related to these plans for 2010, 2009, and 2008 was $1,142,000, $1,041,000, and $1,501,000 respectively.

        The Company also sponsors a 401(k) retirement savings plan for all U.S. employees. Under this plan, participants may defer a portion of their earnings up to the annual contribution limits established by the Internal Revenue Service. The plan allows for the Company to make a discretionary payment up to 40.0% of participant contributions up to the first 6.0% of compensation for nonunion employees and matches 50.0% of participant contributions up to the first 6.0% of compensation for union employees. Effective January 1, 2010 the Company suspended the fixed matched contribution noted above for both union and nonunion employees. For participants who are nonunion employees, the plan provides for discretionary employer matching based on the Company's profits, as determined by our board of directors. The plan also provides that the Company may make discretionary contributions of common stock to participant accounts on behalf of all actively employed U.S. participants. Company contributions generally vest ratably over a five-year period. A Knoll common stock fund consisting of 1,000,000 shares of common stock into which participants may invest the compensation they elect to defer was established on December 14, 2004. Participant contributions into the Knoll common stock fund are generally limited to no more than 10% of their total account balance in the plan. Participant contributions in the Knoll common stock fund may be transferred into other investment alternatives or distributed in the form of shares of Knoll common stock if so invested at the time of distribution.

        In 2010, the Company did not match any 401(k) contributions. The Company's total expense under the 401(k) plan was $3,257,000, and $3,374,000 for 2009 and 2008, respectively.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

15. STOCK PLANS

Stock Incentive Plans

        As of December 31, 2010, the Company sponsored two stock incentive plans under which awards denominated or payable in shares or options to purchase shares of Knoll common stock may be granted to officers, certain other employees, directors and consultants of the Company. In May 2007, the Company approved the 2007 Stock Incentive Plan which authorized the issuance of 2,000,000 shares of common stock. As of December 31, 2010, 746,499 shares remained available for issuance under this plan. In May of 2010, the Company approved the 2010 Stock Incentive Plan which authorized the issuance 2,000,000 shares of common stock. As of December 31, 2010, 2,000,000 shares remained available for issuance under this plan.

        A Stock Option Committee currently consisting of the Compensation Committee of the Company's Board of Directors ("Stock Option Committee") has sole discretion concerning administration of the plans, including selection of individuals to receive awards, types of awards, the terms and conditions of the awards and the time at which awards will be granted. Options that are granted have a maximum contractual life of seven to ten years. Grants of stock options to employees generally become partially vested one year from the date of the award agreement. The options granted vest 25% each year over a four year period. In addition, the options have accelerated vesting provisions upon a change of control of the Company. The Company is recognizing compensation expense using the graded vesting attribution method which treats each option grant as multiple grants each with its own requisite service period.

        In 2004 and 2005, under the Amended and Restated 1999 Stock Incentive Plan, the Company granted performance-based restricted stock awards to certain key employees aggregating 1,650,000 shares of common stock. These awards provide for the delivery of shares of common stock to award recipients upon the satisfaction of certain vesting requirements. The restricted stock awards will vest as to one-sixth of the shares underlying each award to the extent that the average Knoll operating profit for any two-year period is equal to $100.0 million. An additional one-sixth will vest based on additional increments to operating profit of $15.0 million over such a period, with full vesting upon the achievement of $175.0 million in average operating profit over such a period. The 2004 awards cliff vested on December 14, 2010. The Company determined the fair value of the shares on the date of grant and is recognizing compensation expense ratably over the vesting period.

        In 2007, under the 2007 Stock Incentive Plan and the Amended and Restated 1999 Stock Incentive Plan, the Company granted restricted stock awards to certain key employees aggregating 514,654 shares of common stock. These awards provide for the delivery of shares of common stock to award recipients upon the satisfaction of certain vesting requirements. 154,654 of these shares granted in 2007 vest one-third over three years, without regard to operating profit targets. 360,000 of these shares will vest as to one-fifth of the shares underlying each award to the extent that Knoll operating profit for a calendar year is equal to $141.0 million. An additional one-fifth will vest based on additional increments to operating profit of $15.0 million with full vesting upon the achievement of $201.0 million in operating profit. In any event, the awards will fully vest on the fifth anniversary of the date of the grant. The Company determined the fair value of the shares on the date of grant and is recognizing compensation expense ratably over the vesting period. In certain conditions vesting may be accelerated as defined in the restricted share agreements.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

15. STOCK PLANS (Continued)

        In 2008, under the 2007 Stock Incentive Plan and the Amended and Restated 1999 Stock Incentive Plan, the Company granted restricted stock awards to certain key employees aggregating 992,117 shares of common stock. These awards provide for the delivery of shares of common stock to award recipients upon the satisfaction of certain vesting requirements. 900,000 of these shares will vest as to one-fifth of the shares underlying each award on each grant date anniversary, without regard to operating profit targets. 26,117 of these shares granted in 2008 vest one-third over each of the next three years, without regard to operating profit targets. 66,000 of these shares will vest as to one-fifth of the restricted shares underlying each award to the extent that Knoll operating profit for the period is equal to $156.0 million. An additional one-fifth will vest based on additional increments to operating profit of $15.0 million with full vesting upon the achievement of $216.0 million in operating profit. In any event, the awards will fully vest on the fifth anniversary of the date of the grant. The Company determined the fair value of the shares on the date of grant and is recognizing compensation expense ratably over the vesting period. In certain conditions vesting may be accelerated as defined in the restricted share agreements.

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

        In 2010, under the 2007 Stock Incentive Plan, the Company granted restricted stock awards to the Company's Board of Directors aggregating 25,446 shares of common stock. These shares vest one-third over each of the next three years, without regard to operating profit targets. The Company determined the fair value of the shares on the date of grant and is recognizing compensation expense ratably over the vesting period. In addition, the Company granted 25,000 restricted stock awards to a certain key employee. These shares vest on the third anniversary of the grant date. In certain condition vesting may be accelerated as defined in the restricted share agreement. The Company determined the fair value of the shares on the date of grant and is recognizing compensation expense ratably over the vesting period.

        The following table summarizes the Company's restricted stock activity during the year:

	2010
	Number of Restricted Shares Granted	Weighted Average Fair Value
Outstanding at December 31, 2009	1,389,998	$14.87
Granted	50,446	12.44
Forfeited	(12,000)	23.47
Vested	(549,924)	14.34

Outstanding at December 31, 2010	878,520	$14.94

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

15. STOCK PLANS (Continued)

        The following table summarizes the Company's stock option activity during the year:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2009	3,407,761	$13.75		$—
Exercised	(790,596)	12.20		905,051
Forfeited	(112,064)	14.20		35,192

Outstanding at December 31, 2010	2,505,101	$14.22	4.47	$7,742,565

Exercisable at December 31, 2010	1,683,101	$15.67	3.72	$2,961,443

        The following table summarizes information regarding stock options outstanding and exercisable at December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$10.24 - $15.00	1,643,885	5.13 years	$12.13	865,635	$13.52
$15.01 - $18.77	661,216	2.31	16.86	661,216	16.86
$18.78 - $23.47	200,000	6.18	22.62	156,250	22.52

$10.24 - $23.47	2,505,101	4.47	$14.22	1,683,101	$15.67

        There were no options granted during 2010. The weighted-average grant-date fair value of options granted during the years 2009 and 2008 was $4.32 and $3.74 respectively. 790,596 options were exercised during 2010. The total intrinsic value of options exercised during 2010 was $0.9 million. There were no options exercised during 2009. During 2008 the total intrinsic value of options exercised was $0.5 million. The total fair value of options vested during the years 2010, 2009, and 2008 was $1.5 million, $1.1 million, and $0.9 million, respectively.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

15. STOCK PLANS (Continued)

        A summary of the status of the Company's non-vested options as of December 31, 2010, and changes during the year ended December 31, 2010, is presented below.

	Number of Options	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2010	1,162,250	$4.51
Granted	—	—
Vested	(315,250)	4.70
Forfeited	(25,000)	4.18

Nonvested at December 31, 2010	822,000	$4.43

        Compensation costs related to stock-based compensation for the years ended December 31, 2010, 2009, and 2008 totaled $9.2 million pre-tax ($5.6 million after-tax), or $0.12 per diluted share, $8.2 million pre-tax ($5.0 million after-tax), or $0.11 per diluted share, and $7.2 million pretax ($4.4 million after-tax), or $0.09 per diluted share, respectively, and are included in the consolidated statements of income under selling, general, and administrative expenses.

        At December 31, 2010 and December 31, 2009, the total compensation cost related to nonvested awards not yet recognized equaled $10.9 million and $19.8 million, respectively, including $1.6 million and $3.7 million for stock options, respectively, and $9.3 million and $16.1 million for restricted stock respectively. The weighted average remaining period over which the cost is to be recognized is 1.7 years.

Other Stock-Based Compensation Plans

        The Company maintains an Employee Stock Purchase Plan (ESPP) whereby employees of the Company may purchase shares of Knoll common stock at a discounted rate. The discount rate is 5% off the average of the high and low sale price per share on the last trading day of the purchase period. Employees may contribute 1-10% of their eligible gross pay up to a $25,000 annual stock value limit. In 2010, 2009, and 2008 employees purchased 3,251, 6,716, and 5,841 shares, respectively in accordance with the terms of the ESPP.

16. SEGMENT AND GEOGRAPHIC REGION INFORMATION

        In accordance with the appropriate accounting guidance for disclosures about segments of an enterprise and related information, management evaluates the Company as one reporting segment in the office furniture industry. The Company is engaged worldwide in the design, manufacture and sale of office furniture products and accessories through its wholly owned subsidiaries. Throughout the world, the product offerings, the production processes, the methods of distribution, and the customers serviced are similar. The Company's product offerings consist primarily of office furniture systems, seating, files and storage, and other specialty products. These product offerings are marketed, distributed, and managed primarily as a group of similar products on an overall portfolio basis.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

16. SEGMENT AND GEOGRAPHIC REGION INFORMATION (Continued)

        The Company's net sales by product category were as follows:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Office Systems	$353,536	$377,601	$543,853
Specialty Products	185,722	186,060	254,525
Seating	112,305	86,966	109,222
Files and Storage	72,475	62,153	86,138
European Sales	80,425	60,345	110,576
Other	5,004	6,908	15,833

	$809,467	$780,033	$1,120,147

        The Company markets its products in the United States and internationally, with its principal international markets being Canada and Europe. The table below contains information about the geographical areas in which the Company operates. Sales to clients are attributed to the geographic areas based on the origin of sale.

	United States	Canada	Europe	Consolidated
	(in thousands)
2010
Sales to clients	$688,914	$34,267	$86,286	$809,467
Property, plant and equipment, net	75,228	31,435	15,556	122,219
2009
Sales to clients	$688,664	$26,831	$64,538	$780,033
Property, plant and equipment, net	83,291	33,112	18,642	135,045
2008
Sales to clients	$964,875	$40,229	$115,043	$1,120,147
Property, plant and equipment, net	85,680	31,225	15,263	132,168

        A number of U.S., state and local governmental agencies purchase the Company's products. Sales to these entities and agencies amounted to approximately $189.5 million in 2010, $191.8 million in 2009, and $131.0 million in 2008.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

17. OTHER (EXPENSE) INCOME, NET

        The components of other (expense) income, net are as follows:

	December 31
	2010	2009	2008
	(in thousands)
Foreign exchange transaction (loss) gain	$(5,525)	$(6,598)	$2,944
Unrealized loss on derivatives	(1,177)	—	—
Other	323	766	735

Other (expense) income, net	$(6,379)	$(5,832)	$3,679

18. RESTRUCTURING CHARGES

        On April 3, 2008 the Company initiated a restructuring plan in order to reduce costs. Similar plans were announced December 4, 2008, and February 3, 2009. The restructuring plans consisted primarily of employee termination costs, costs associated with exiting leased showrooms, and costs associated with the discontinuation of certain product lines. On March 18, 2010, the Company announced an additional restructuring plan to better align its manufacturing footprint with demand while further focusing the particular manufacturing activities of each of its North American production facilities. The Company has elected to undergo this restructuring in order to better utilize its manufacturing capacity, eliminate duplication of capabilities and reduce associated costs. The Company based its accounting and disclosures on the applicable accounting guidance. As a result, charges to operations were made in the periods in which restructuring plan liabilities were incurred.

        In connection with the above plans, the Company incurred approximately $7.6 million of restructuring charges during 2010. These restructuring charges included $3.7 million of employee termination costs, $3.0 million of costs associated with the write-off of fixed assets that had no future benefit, and $0.9 million of costs associated with facility realignment. The Company incurred approximately $12.0 million of restructuring charges during 2009. These restructuring charges included $10.6 million of employee termination costs, $0.6 million of costs associated with exiting three leased showrooms, and $0.8 million of costs associated with the discontinuation of certain product lines. The Company incurred approximately $4.6 million of restructuring charges during 2008. These restructuring charges included $3.3 million of employee termination costs and $1.3 million of costs associated with the discontinuation of certain product lines. The Company estimates that the remaining charges related to the plans mentioned above will not be significant.

        Below is the summary of the changes in the restructuring liability during 2010, 2009, and 2008:

	2010	2009	2008
Reserve balance as of January 1	$1,774	$1,445	$—
Additions	4,603	11,186	3,284
Payments	(4,674)	(10,857)	(1,630)
Adjustments	(74)	—	(209)

Ending Reserve balance as of December 31	$1,629	$1,774	$1,445

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

18. RESTRUCTURING CHARGES (Continued)

        Costs associated with the write-off of fixed assets and the discontinuation of certain product lines were recorded as a direct reduction of the asset which had no further net realizable value.

19. FAIR VALUE OF FINANCIAL INSTRUMENTS

        The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practicable to estimate:

Cash and Cash Equivalents

        The fair value of the Company's cash and cash equivalents approximates the carrying value of the Company's cash and cash equivalents, due to the short maturity of the cash equivalents.

Long-term Debt

        The fair value of the Company's $245.0 million revolving credit facility approximates its carrying value, as it is variable-rate debt.

Interest Rate Swap Contracts

        The fair value of the Company's interest rate swap contracts is measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation, subject to a credit adjustment to the LIBOR-based yield curve's implied discount rates. The fair value of the Company's interest rate swap agreements approximates its carrying values.

20. FAIR VALUE MEASUREMENTS

        Accounting Standards Codification 820, "Fair Value Measurements and Disclosures," establishes a hierarchy that prioritizes fair value measurements based on types of inputs used for the various valuation techniques (market approach, income approach, and cost approach). The levels of the hierarchy are described below:

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

        The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of assets and liabilities and their placement within the

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

20. FAIR VALUE MEASUREMENTS (Continued)

fair value hierarchy. The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheet at December 31, 2010 (in thousands):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Interest rate swaps	$—	$5,138	$—	$5,138

Total	$—	$5,138	$—	$5,138

        The interest rate swaps are included in current liabilities within the consolidated balance sheet at December 31, 2010.

        The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheet at December 31, 2009 (in thousands):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Interest rate swaps	$—	$12,789	$—	$12,789

Total	$—	$12,789	$—	$12,789

        The interest rate swaps are included in current and non-current liabilities within the consolidated balance sheet at December 31, 2009.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

21. QUARTERLY RESULTS (UNAUDITED)

        The following tables contain selected unaudited Consolidated Statements of Operations data for each quarter for the years ended December 31, 2010 and 2009. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(in thousands, except per share data)
2010
Sales	$175,259	$192,275	$202,149	$239,784	$809,467
Gross profit	56,661	63,040	67,452	77,196	264,349
Net income	2,215	8,676	6,340	10,793	28,024
Earnings per share—basic	$.05	$.19	$.14	$.24	$.61
Earnings per share—diluted	$.05	$.19	$.14	$.23	$.61
2009
Sales	$212,609	$202,197	$181,282	$183,945	$780,033
Gross profit	74,767	70,729	61,273	62,674	269,443
Net income	9,525	8,074	5,726	4,028	27,353
Earnings per share—basic	$.21	$.18	$.13	$.09	$.60
Earnings per share—diluted	$.21	$.18	$.13	$.09	$.60

22. SUBSEQUENT EVENT

        On February 3, 2011, our board of directors declared a cash dividend of $0.06 per share on our common stock payable on March 31, 2011 to shareholders of record on March 15, 2011.

        On February 9, 2011, under the Company's 2007 Stock Incentive Plan and the Company's 2010 Stock Incentive Plan, the Company granted 748,000 restricted stock awards. These awards cliff vest on the third anniversary of the grant date and have accelerated vesting provisions based upon attaining certain operating profit targets.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None

ITEM 9A.    CONTROLS AND PROCEDURES

        Evaluation of disclosure controls and procedures.    We, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report (December 31, 2010) ("Disclosure Controls"). Based upon the Disclosure Controls evaluation, our principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING

        Management's annual report on internal control over financial reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes without limitation, maintaining records that in reasonable detail accurately and fairly reflect our transactions, providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements, providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization, and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

        Our management assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2010. Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2010; their report is included elsewhere in this Form 10-K filing.

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

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Knoll, Inc.

        We have audited Knoll Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Knoll Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's annual report on internal control over financial reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Knoll, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Knoll, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010 of Knoll, Inc. and our report dated March 1, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 1, 2011

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by Item 10 relating to directors, director nominees and executive officers of the registrant is incorporated by reference from the information under the captions "Board of Directors," "Election of Directors," "Executive Officers," "Board Meetings and Committees," "Code of Ethics," and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in our Proxy Statement for our 2011 Annual Meeting of Stockholders (the "Proxy Statement").

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

	Equity Compensation Plan Information As of December 31, 2010
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Shares Remaining for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	2,505,101	$14.22	2,746,499
Equity compensation plans not approved by security holders	—	—	—

Total	2,505,101		2,746,499

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

(a)
Documents filed as part of this Form 10-K:

(1)
CONSOLIDATED FINANCIAL STATEMENTS (ITEM 8)

•
Consolidated Balance Sheets as of December 31, 2010 and 2009

•
Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009, and 2008.

•
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2010, 2009, and 2008.

•
Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009, and 2008.

•
Notes to the Consolidated Financial Statements.

•
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements and Schedule.

(2)
FINANCIAL STATEMENT SCHEDULES

•
Financial Statement Schedule II—Valuation and Qualifying Accounts is filed with this Form 10-K on page S-1 of this Form 10-K. All other schedules for which provision is made in the applicable regulation of the Commission have either been presented in the Company's financial statements or are not required under the related instructions or are inapplicable and therefore have been omitted.

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
10.2	(g)*	Amended and Restated Employment Agreement, executed March 14, 2006, effective as of January 1, 2006, between Knoll, Inc. and Burton B. Staniar.
10.3	(t)	Amendment to Amended and Restated Employment Agreement, dated as of May 4, 2009, between Knoll, Inc. and Burton B. Staniar.
10.4	(d)*	Employment Agreement, dated as of March 23, 2001, between Knoll, Inc. and Andrew B. Cogan.
10.5	(a)*	Amendment No. 1 to Employment Agreement, dated as of August 25, 2004, between Knoll, Inc. and Andrew B. Cogan.

Exhibit Number		Description
10.6	(g)*	Amendment No. 2 to Employment Agreement, dated as of March 14, 2006, between Knoll, Inc. and Andrew B. Cogan.
10.7	(i)*	Amendment No. 3 to Employment Agreement, dated as of December 11, 2006, between Knoll, Inc. and Andrew B. Cogan.
10.8	(l)*	Amendment No. 4 to Employment Agreement, dated as of December 10, 2007, between Knoll, Inc. and Andrew B. Cogan.
10.9	(q)*	Employment Agreement, dated as of March 3, 2008, between Knoll, Inc. and Lynn M. Utter.
10.10	*	Summary of Barry L. McCabe 2011 Compensation.
10.11	(a)*	Offer Letter, dated July 30, 1999, from Knoll, Inc. to Arthur C. Graves.
10.12	*	Summary of Arthur C. Graves 2011 Compensation.
10.13	*	Summary of Benjamin A. Pardo 2011 Compensation.
10.14	(c)*	Amended and Restated Knoll, Inc. 1996 Stock Incentive Plan.
10.15	(c)*	Amended and Restated Knoll, Inc. 1997 Stock Incentive Plan.
10.16	(a)*	Amended and Restated Knoll, Inc. 1999 Stock Incentive Plan.
10.17	(m)*	Amended and Restated Knoll, Inc. 2007 Stock Incentive Plan.
10.18	(v)*	Amended and Restated Knoll, Inc. 2010 Stock Incentive Plan.
10.19	(n)*	Knoll, Inc. Non-Employee Director Compensation Plan.
10.20	(e)*	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Knoll, Inc. 1996 Stock Incentive Plan, entered into by Knoll, Inc. and certain executive officers.
10.21	(e)*	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Knoll, Inc. 1997 Stock Incentive Plan, entered into by Knoll, Inc. and certain executive officers.
10.22	(c)*	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Knoll, Inc. 1999 Stock Incentive Plan, entered into by Knoll, Inc. and certain executive officers.
10.23	(p)*	Form of Non-Qualified Stock Option Agreement under the 2007 Stock Incentive Plan, entered into by Knoll, Inc. and certain executive officers.
10.24	(a)*	Form of Restricted Share Agreement under the Amended and Restated Knoll, Inc. 1999 Stock Incentive Plan (time vesting with accelerated performance vesting).
10.25	(g)*	Form of Amendment to Restricted Share Agreement under the Amended and Restated Knoll, Inc. 1999 Stock Incentive Plan (time vesting with accelerated performance vesting).
10.26	(p)*	Form of Restricted Share Agreement under the 1999 Stock Incentive Plan (time vesting).
10.27	(p)*	Form of Restricted Share Agreement under the 2007 Stock Incentive Plan (time vesting with accelerated performance vesting).
10.28	(p)*	Form of Restricted Share Agreement under the 2007 Stock Incentive Plan (time vesting).

Exhibit Number		Description
10.29	(p)*	Form of Restricted Share Agreement under the Non-Employee Director Compensation Plan (time vesting).
10.30	*	Form of Restricted Share Agreement under the 2010 Stock Incentive Plan (time vesting).
10.31	*	Form of Restricted Share Agreement under the 2010 Stock Incentive Plan (time vesting with accelerated performance vesting).
10.32	*	Form of Non-Qualified Stock Option Agreement under the 2010 Stock Incentive Plan.
10.33	(o)	Asset Purchase Agreement, dated September 13, 2007, among El Leather Acquisition LLC, Teddy & Arthur Edelman, Limited, John Edelman, The Edelman Family Grantor Retained Annuity Trust and John McPhee.
10.34	(k)	Agreement between Knoll, Inc. Grand Rapids and United Brotherhood of Carpenters and Joiners of America Carpenters Industrial Council Local 1615, dated August 27, 2006.
10.35	(u)	Letter of Agreement, dated October 8, 2009, between Knoll, Inc. Grand Rapids and United Brotherhood of Carpenters and Joiners of America Carpenters Industrial Council Local 1615.
10.36	(a)*	Form of Director and Officer Indemnification Agreement.
10.37	(a)*	Offer Letter, dated October 6, 2004, from Knoll, Inc. to John F. Maypole.
10.38	(a)*	Form of Knoll Employee Stock Purchase Plan.
10.39	(f)*	Offer Letter, dated November 23, 2005, from Knoll, Inc. to Stephen F. Fisher.
10.40	(g)*	Summary of Informal Healthcare Severance Policy.
10.41	(h)	Stock Purchase Agreement, dated August 1, 2006, between Knoll, Inc. and Warburg Pincus Ventures, L.P.
10.42	(j)*	Offer Letter, dated September 25, 2006, from Knoll, Inc. to Sarah E. Nash.
10.43	(s)*	Andrew B. Cogan 2011 Incentive Compensation Letter, dated December 1, 2010.
10.44	(s)*	Lynn M. Utter 2011 Incentive Compensation Letter, dated December 1, 2010.
10.45	(s)*	Barry L. McCabe 2011 Incentive Compensation Letter, dated December 1, 2010.
10.46	(s)*	Arthur C. Graves 2011 Incentive Compensation Letter, dated December 1, 2010.
10.47	(s)*	Benjamin A. Pardo 2011 Incentive Compensation Letter, dated December 1, 2010.
21		Subsidiaries of Knoll, Inc.
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney [(included on signature page)].
31.1		Certification for Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification for Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
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

(b)
Incorporated by reference to Knoll, Inc.'s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2010.

(c)
Incorporated by reference to Knoll, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999.

(d)
Incorporated by reference to Knoll, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000.

(e)
See Exhibit 10.22. Exhibit is substantially identical to Exhibit 10.22.

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

(q)
Incorporated by reference to Knoll, Inc.'s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2008.

(r)
Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on September 25, 2008.

(s)
Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on December 3, 2010.

(t)
Incorporated by reference to Knoll, Inc.'s Quarterly Report on Form 10-Q filed with the Commission on May 11, 2009.

(u)
Incorporated by reference to Knoll, Inc.'s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2009.

(v)
Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on May 11, 2010.

*
Management Contract or Compensatory Plan or Arrangement required to be identified by Item 15(a) (3) of Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of March 2011.

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

/s/ BURTON B. STANIAR Burton B. Staniar	Chairman of the Board	March 1, 2011
/s/ ANDREW B. COGAN Andrew B. Cogan	Chief Executive Officer, Knoll, Inc. and Director	March 1, 2011
/s/ BARRY L. MCCABE Barry L. McCabe	Chief Financial Officer (Chief Accounting Officer and Controller)	March 1, 2011
/s/ JEFFREY A. HARRIS Jeffrey A. Harris	Director	March 1, 2011
/s/ SIDNEY LAPIDUS Sidney Lapidus	Director	March 1, 2011
/s/ KATHLEEN G. BRADLEY Kathleen G. Bradley	Director	March 1, 2011

/s/ JOHN F. MAYPOLE John F. Maypole	Director	March 1, 2011
/s/ SARAH E. NASH Sarah E. Nash	Director	March 1, 2011
/s/ STEPHEN F. FISHER Stephen F. Fisher	Director	March 1, 2011

SCHEDULE II

KNOLL, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

Description	Balance at Beginning of Year	Additions Charged to Expenses	Charge-Offs	Other(1)	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2008	4,185	6,011	983	4	9,217
Year ended December 31, 2009	9,217	1,737	5,849	(11)	5,094
Year ended December 31, 2010	5,094	1,476	2,917	(8)	3,645
Allowance for other non-trade receivables:
Year ended December 31, 2008	1,042	—	425	—	617
Year ended December 31, 2009	617	—	499	—	118
Year ended December 31, 2010	118	—	118	—	—
Reserve for inventory valuation:
Year ended December 31, 2008	6,909	1,620	1,273	(422)	6,834
Year ended December 31, 2009	6,834	3,030	1,981	554	8,437
Year ended December 31, 2010	8,437	2,210	1,911	(439)	8,297
Valuation allowance for deferred income tax assets:
Year ended December 31, 2008	17,047	(1,679)	846	(5,281)	9,241
Year ended December 31, 2009	9,241	(467)	—	116	8,890
Year ended December 31, 2010	8,890	(106)	—	594	9,378

(1)
Primarily the impact of currency changes

S-1