Form 10-Q
period 2011-03-31
KNOLL INC
filed 2011-05-10
CIK 1011570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐   No  ☒

As of May 5, 2011, there were 47,839,590 shares (including 1,589,219 shares of non-voting restricted shares) of the Registrant’s common stock, par value $0.01 per share, outstanding.

KNOLL, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KNOLL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	March 31, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$4,590	$26,935
Customer receivables, net	139,155	126,780
Inventories	92,756	85,216
Deferred income taxes	10,515	10,507
Prepaid and other current assets	10,033	11,722
Total current assets	257,049	261,160

Property, plant, and equipment, net	121,771	122,219
Goodwill, net	76,310	76,101
Intangible assets, net	221,766	222,246
Other non-trade receivables	4,237	4,507
Other noncurrent assets	1,317	1,199
Total Assets	$682,450	$687,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$144	$135
Accounts payable	97,072	101,206
Income taxes payable	5,235	5,523
Other current liabilities	68,147	85,054
Total current liabilities	170,598	191,918

Long-term debt	242,000	245,000
Deferred income taxes	54,361	53,420
Postretirement benefits other than pensions	25,712	25,289
Pension liability	37,663	34,719
International retirement obligation	3,586	3,482
Other noncurrent liabilities	6,998	7,218
Total liabilities	540,918	561,046
Stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 47,815,203 issued and outstanding (net of 13,926,095 treasury shares) at March 31, 2011 and 46,901,511 shares issued and outstanding (net of 13,306,995 treasury shares) at December 31, 2010	478	470
Additional paid-in-capital	16,811	14,087
Retained earnings	121,322	114,990
Accumulated other comprehensive income (loss)	2,921	(3,161)
Total stockholders’ equity	141,532	126,386
Total Liabilities and Stockholders’ Equity	$682,450	$687,432

See accompanying notes to the condensed consolidated financial statements

KNOLL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2011	2010
Sales	$220,858	$175,259
Cost of sales	152,457	118,598
Gross profit	68,401	56,661
Selling, general, and admistrative expenses	47,016	43,645
Restructuring charges	471	3,608
Operating income	20,914	9,408
Interest expense	4,017	4,153
Other expense, net	2,328	1,413

Income before income tax expense	14,569	3,842
Income tax expense	5,367	1,627
Net Income	$9,202	$2,215

Net earnings per share
Basic	$0.20	$0.05
Diluted	$0.20	$0.05
Dividends per share	$0.06	$0.02
Weighted-average shares outstanding:
Basic	46,160,748	45,626,903
Diluted	46,874,899	45,865,732

See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITES
Net income	$9,202	$2,215
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	4,058	4,711
Amortization of intangible assets	481	468
Loss on disposal of fixed assets	6	268
Write-off of assets due to restructuring	—	2,067
Unrealized foreign currency loss	1,415	1,273
Stock based compensation	2,161	2,353
Other non-cash items	7	7
Changes in assets and liabilites:
Customer receivables	(11,410)	4,413
Inventories	(6,840)	(1,424)
Accounts payable	(5,992)	(5,308)
Current and deferred income taxes	552	93
Other current assets	1,686	(765)
Other current liabilities	(15,323)	(852)
Other noncurrent assets and liabilities	3,149	2,002
Cash (used in) provided by operating activities	(16,848)	11,521
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,970)	(1,348)
Purchase of intangibles	—	(313)
Cash used in investing activites	(1,970)	(1,661)
CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments from revolving credit facilites, net	(3,000)	(5,000)
Payment of dividends	(2,772)	(912)
Proceeds from the issuance of common stock	11,703	5,531
Purchase of common stock for treasury	(12,406)	(5,490)
Tax benefit from the exercise of stock options	1,274	195
Cash used in financing activities	(5,201)	(5,676)

Effect of exchange rate changes on cash and cash equivalents	1,674	(2,010)

(Decrease) Increase in cash and cash equivalents	(22,345)	2,174

Cash and cash equivalents at beginning of period	26,935	5,961

Cash and cash equivalents at end of period	$4,590	$8,135

See accompanying notes to the condensed consolidated financial statements

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Knoll, Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  The consolidated balance sheet of the Company, as of December 31, 2010, was derived from the Company’s audited consolidated balance sheet as of that date.  All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company’s operations and cash flows for the periods presented.  All of these adjustments are of normal recurring nature.  All intercompany balances and transactions have been eliminated in consolidation.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2010.

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

In December 2010, the FASB issued an amendment related to the accounting for business combinations to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. This standard became effective for the Company on January 1, 2011 and may impact the Company’s consolidated financial statements if there are future acquisitions.

NOTE 3: INVENTORIES

Inventories, net consist of:

	March 31, 2011	December 31, 2010
	(in thousands)
Raw Materials	$43,349	$41,808
Work-in-Process	7,426	7,218
Finished Goods	41,981	36,190
	$92,756	$85,216

Inventory reserves for obsolescence and other estimated losses were $8.1 million and $8.3 million at March 31, 2011 and December 31, 2010, respectively.

NOTE 4: INCOME TAXES

As of March 31, 2011, the Company had unrecognized tax benefits of approximately $2.4 million.  The entire amount of the unrecognized tax benefits would affect the effective tax rate if recognized.  As of March 31, 2011, the Company is subject to U.S. Federal income tax examinations for the tax years 2007 through 2010, and to non-U.S. income tax examinations for the tax years 2003 through 2010.  In addition, the Company is subject to state and local income tax examinations for the tax years 2003 through 2010.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s income tax provision consists of federal, state and foreign income taxes.  The tax provisions for the three months ended March 31, 2011 and 2010 were based on the estimated effective tax rates applicable for the full years ending December 31, 2011 and 2010, after giving effect to items specifically related to the interim periods.  The Company’s effective tax rate was 36.8% for the three months ended March 31, 2011 and 42.3% for the three months ended March 31, 2010.  The Company’s effective tax rate is affected by the mix of pretax income and the different effective tax rates of the tax jurisdictions in which it operates.  The difference in the Company’s effective tax rate for the first quarter of 2011 and the first quarter of 2010 is primarily a result of these different tax rates.

NOTE 5:  DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses derivative financial instruments, to reduce its exposure to adverse fluctuations in interest rates.

On May 21, 2008, the Company entered into four interest rate swap agreements for purposes of managing its risk in interest rate fluctuations. These agreements each hedge a notional amount of $150.0 million of the Company’s borrowings under its revolving credit facility. Two of the agreements were effective June 9, 2009 and expired on June 9, 2010. On these two agreements, the Company paid a fixed rate of 3.51% and received a variable rate of interest equal to three-month London Interbank Offered Rate (LIBOR), as determined on the last day of each quarterly settlement period. The other two agreements were effective on June 9, 2010 and expire on June 9, 2011. The Company pays a fixed rate of 4.10% on these two agreements and receives a variable rate of interest equal to three-month LIBOR as determined on the last day of each quarterly settlement period.

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

The effect of derivative instruments on the condensed consolidated statement of income for the three months ended March 31, 2011 and March 31, 2010 were as follows (in thousands):

Derivatives in Cash Flow Hedge Relationship	Before - Tax Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Locations of Loss Reclassified from AOCI into Income (Effective Portion)	Before - Tax Loss Reclassified from AOCI into Income (Effective Portion)
March 31, 2011
Interest rate swap contracts	$(41)	Interest Expense	$(2,322)
Total	$(41)		$(2,322)
March 31, 2010
Interest rate swap contracts	$(1,810)	Interest Expense	$(2,439)
Total	$(1,810)		$(2,439)

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the Company’s derivative instruments included in current liabilities is $2.3 million (of which $0.4 million is not designated as a hedging instrument) at March 31, 2011.  The fair value of the Company’s derivative instruments included in current liabilities was $5.1 million (of which $0.9 million is not designated as a hedging instrument) at December 31, 2010.

Assuming interest rates stay at current levels, in the remaining three months, the Company anticipates that approximately $1.9 million will be reclassified from other comprehensive income (loss), to interest expense in connection with the remaining quarterly settlement of the above-referenced swap agreements.

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

At March 31, 2011, the Company employed a total of 3,024 people.  Approximately 13.7% of the employees are represented by unions.  The Grand Rapids, Michigan plant is the only unionized plant within the U.S and has an agreement with the Carpenters Union, Local 1615, of the United Brotherhood of Carpenters and Joiners of America, Affiliate of the Carpenters Industrial Council (the “Union”), covering approximately 225 hourly employees. The Collective Bargaining Agreement expires August 29, 2011.  Certain workers in the facilities in Italy are also represented by unions.

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

Changes in the warranty reserves for periods indicated are as follows:

	Three months ended
	March 31, 2011	March 31, 2010
	(in thousands)
Balance at beginning of period	$8,090	$9,773
Provision for warranty claims	1,657	746
Warranty claims paid	(1,631)	(1,421)
Exchange rate impact	29	(7)

Balance at end of period	$8,145	$9,091

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7: PENSIONS AND OTHER POSTRETIREMENT BENEFITS

The following tables summarize the costs of the Company’s employee pension and post-retirement plans for the periods indicated.

	Pension Benefits		Other Benefits
	Three months ended		Three months ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
	(in thousands)
Service cost	$2,628	$2,600	$119	$113
Interest cost	2,799	2,703	320	370
Expected return on plan assets	(3,249)	(2,918)	—	—
Amortization of prior service cost	9	15	(303)	(301)
Recognized actuarial loss	283	265	166	138

Net periodic benefit cost	$2,470	$2,665	$302	$320

NOTE 8: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) consists of net earnings, plus other comprehensive income which includes pension liability adjustments, foreign currency translation adjustments, and unrealized gains (losses) on derivatives.  Other comprehensive income was approximately $15.3 million and $1.4 million for the three months ended March 31, 2011 and March 31, 2010, respectively.  The following presents the components of “Accumulated Other Comprehensive Income (Loss)” for the period indicated, net of tax (in thousands).

	Beginning	Before-Tax		Net-of-Tax	Ending
Three months ended:	Balance	Amount	Tax	Amount	Balance
March 31, 2011
Pension Adjustment	$(22,161)	$—	$—	$—	$(22,161)
Foreign currency translation adjustment	21,622	4,639	—	4,639	26,261
Unrealized gain (loss) on derivatives	(2,622)	2,281	(838)	1,443	(1,179)
Accumulated other comprehensive income (loss)	$(3,161)	$6,920	$(838)	$6,082	$2,921

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

	Three months ended
	March 31, 2011	March 31, 2010
Weighted average shares of common stock outstanding—basic	46,161	45,627
Potentially dilutive shares resulting from stock plans	714	239

Weighted average common shares—diluted	46,875	45,866

Antidilutive options not included in the weighted average common shares-diluted	—	2,874

Common stock activity for the three months ended March 31, 2011 and 2010 included the repurchase of approximately 616,100 shares for $12.4 million and 458,405 shares for $5.5 million, respectively.  Common stock activity for the first three months of 2011 also included the exercise of 769,686 options for $11.7 million and the vesting of 28,305 restricted shares.  Common stock activity for the first three months of 2010 also included the exercise of 512,980 options for $5.5 million and the vesting of 19,817 restricted shares.

NOTE 10: RESTRUCTURING CHARGES

On March 18, 2010, the Company announced a restructuring plan to better align its manufacturing footprint with demand while further focusing the particular manufacturing activities of each of its North American production facilities. The Company elected to undergo this restructuring in order to better utilize its manufacturing capacity, eliminate duplication of capabilities and reduce associated costs. The Company based its accounting and disclosures on the applicable accounting guidance. As a result, charges to operations were made in the periods in which restructuring plan liabilities were incurred.

In connection with the plan, the Company incurred approximately $0.5 million of restructuring charges during the first quarter 2011. These restructuring charges included $0.1 million of employee termination costs and $0.4 million of costs associated with facility realignment. During the first quarter of 2010 the Company incurred $3.6 million of restructuring charges.  These restructuring charges included $1.3 million of employee termination costs as well as $2.3 million of costs associated with the write off of fixed-assets.  To date the Company has recorded restructuring charges totaling $8.0 million related to the plan. The Company estimates that the remaining charges related to the plan will not be significant.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Below is the summary of the changes in the restructuring liability during the first quarter 2011:

Reserve balance as of December 31, 2010	$1,629
Additions	471
Payments	(1,160)
Ending Reserve balance as of March 31, 2011	$940

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

Long-term Debt

The fair value of the Company’s $242.0 million revolving credit facility approximates its carrying value, as it is variable-rate debt.

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

NOTE 12. FAIR VALUE MEASUREMENTS

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

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy. The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheet at March 31, 2011 (in thousands):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Interest rate swaps	$—	$2,341	$—	$2,341
Total	$—	$2,341	$—	$2,341

The interest rate swaps are included in current liabilities within the consolidated balance sheet at March 31, 2011.

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed consolidated balance sheet at December 31, 2010 (in thousands):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Interest rate swaps	$—	$5,138	$—	$5,138
Total	$—	$5,138	$—	$5,138

The fair value of the interest rate swaps are based on observable prices as quoted for receiving the variable three month London Inter-bank Offered Rates (“LIBOR”) and paying fixed interest rates and, therefore, were classified as level 2.

The interest rate swaps are included in current liabilities within the condensed consolidated balance sheet at December 31, 2010.

NOTE 13. SUBSEQUENT EVENTS

The Company evaluated all subsequent events through the date that the condensed consolidated financial statements were issued.  No material subsequent events have occurred since March 31, 2011 that required recognition or disclosure in the condensed consolidated financial statements.

ITEM 2:        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations provides an account of our financial performance and financial condition that should be read in conjunction with the accompanying unaudited condensed consolidated financial statements.

Forward-looking Statements

This Quarterly report on Form 10-Q contains forward-looking statements, principally in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk.” Statements and financial discussion and analysis contained in this Form 10-Q that are not historical facts are forward-looking statements. These statements discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to us, based on our current beliefs as well as assumptions made by us and information currently available to us. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “possible,” “potential,” “predict,” “project,” or other similar words, phrases or expressions. This includes, without limitation, our statements and expectations regarding any current or future recovery in our industry and our projections and estimates with respect to our planned restructuring activities.  Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation: the risks described in Item 1A and in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010; changes in the financial stability of our clients or the overall economic environment, resulting in decreased corporate spending and service sector employment; changes in relationships with clients; the mix of products sold and of clients purchasing our products; the success of new technology initiatives; changes in business strategies and decisions; competition from our competitors; our ability to recruit and retain an experienced management team; changes in raw material and commodity prices and availability; restrictions on government spending resulting in fewer sales to the U.S. government, one of our largest customers; our debt restrictions on spending; our ability to protect our patents, copyrights and trademarks; our reliance on furniture dealers to produce sales; lawsuits arising from patents, copyrights and trademark infringements; violations of environment laws and regulations; potential labor disruptions; adequacy of our insurance policies; the availability of future capital; the overall strength and stability of our dealers, suppliers, and customers; access to necessary capital; and currency rate fluctuations. The factors identified above are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement. Unpredictable or unknown factors could also have material adverse effects on us. All forward-looking statements included in this Form 10-Q are expressly qualified in their entirety by the foregoing cautionary statements. Except as required under the Federal securities laws and rules regulations of the SEC, we undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

During the first quarter of 2011, we reported strong growth in both revenues and profits.  Net sales were up 26.0% from $175.3 million during the first quarter of 2010 to $220.9 million during the first quarter of 2011.  Sales increased double digits across all of our product categories with the strongest growth occurring in office systems.  This growth in office systems is very encouraging as we head into the second quarter of 2011 because traditionally this category is the last to recover from a downturn in the industry.  Seating also continues to grow at a double digit pace as sales for the Generation by Knoll® chair continue to increase.  Geographically, during the first quarter of 2011 sales in North America and internationally increased when compared with the prior year.  Backlog of unfilled orders at March 31, 2011 was $171.9 million, an increase of $33.0 million, or 23.8%, compared to unfilled orders of $138.9 million at March 31, 2010.  During the quarter, earnings per share increased from $0.05 per share during the first quarter of 2010 to $0.20 per share during the first quarter of 2011.

For the first quarter of 2011, gross margin decreased 130 basis points to 31.0% versus the comparable quarter of the prior year. The decrease in gross margin largely resulted from price deterioration, transportation inflation, and raw material inflation.  Unfavorable movements in foreign exchange on the Canadian dollar also negatively affected our gross margin.  Price deterioration, transportation and raw material inflation and foreign exchange pressures are expected to continue during the second quarter of 2011.  However, we expect our recently announced price increases to offset some of these pressures and positively impact our gross margin heading into the second quarter of 2011.

Operating profit for the first quarter of 2011 was $20.9 million, an increase of 122.3% from the first quarter of 2010.  Operating expenses for the first quarter of 2011 increased $3.4 million, or 7.7%, when compared to the prior year.  The increase in operating expenses was in large part due to increased sales commissions and incentive compensation associated with our higher sales volumes.  During the first quarter of 2011, we recorded $0.5 million of restructuring charges related to the plan we announced in 2010 to better align our manufacturing footprint.

Interest expense during the first quarter of 2011 decreased $0.1 million when compared to the prior year as a result of our lower outstanding debt.  Our remaining two interest rate swap agreements expire June 9, 2011 and, assuming rates stay at current levels, should result in lower interest expense for the remaining quarters of 2011.  For a further discussion of the interest rate swap agreements, see Note 5 to the condensed consolidated financial statements included in this quarterly report on Form 10-Q.   During the first quarter of 2011, we recorded a $1.0 million expense related to an unfavorable judicial ruling in Europe.  This matter involves a dispute with a former employee dating back to 2001.   We believe we have significant grounds to appeal this decision and intend to assert them.

This quarter we paid down an additional $3.0 million of our outstanding debt to bring our total outstanding debt to $242.0 million.  We also invested approximately $1.9 million in capital expenditures and paid a quarterly dividend of $0.06 per share.

We are encouraged by our first quarter 2011 performance and, as economic conditions improve and our new products gain momentum, we are optimistic about the remainder of 2011.  However, challenges with price deterioration, transportation inflation, and raw material inflation will present hurdles for us during the year.

Critical Accounting Policies

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses and the disclosure of certain contingent assets and liabilities.  Actual results may differ from such estimates. On an ongoing basis, we review our accounting policies and procedures.  A more detailed review of our critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

Comparison of Three Months Ended March 31, 2011 to Three Months Ended March 31, 2010

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
Consolidated Statement of Operations Data (in thousands):
Sales	$220,858	$175,259
Gross Profit	68,401	56,661
Restructuring Charges	471	3,608
Operating Income	20,914	9,408
Interest Expense	4,017	4,153
Other Expense, net	2,328	1,413
Income Tax Expense	5,367	1,627
Net Income	$9,202	$2,215

Statistical and Other Data:
Sales Growth From Comparable Prior Year	26.0%	(17.5)%
Gross Profit Margin	31.0%	32.3%
Backlog	$171,941	$138,946

Sales

Sales for the first quarter of 2011 were $220.9 million, an increase of $45.6 million, or 26.0%, from sales of $175.3 million for the same period in the prior year.  The increase in sales over the prior year period reflected double digit growth across all product categories.  Although sales activity in the industry has improved, competitive pricing in the marketplace continues to impact our sales as customers demand higher discounts on the products we sell.

During the first quarter of 2011, sales to the U.S. government continued to represent a large portion, 21.9%, of our overall sales.

Gross Profit and Operating Income

Gross profit for the first quarter of 2011 was $68.4 million, an increase of $11.7 million, or 20.6%, from gross profit of $56.7 million for the first quarter ended March 31, 2010.  Operating income for the first quarter of 2011 was $20.9 million, an increase of $11.5 million, or 122.3%, from operating income of $9.4 million for the first quarter of 2010.  Operating income for the first quarter of 2011 includes restructuring charges of $0.5 million compared to restructuring charges of $3.6 million in the first quarter of 2010.  As a percentage of sales, gross profit decreased to 31.0% for the first quarter of 2011 from 32.3% for the first quarter of 2010. Operating income as a percentage of sales increased to 9.5% in the first quarter of 2011 from 5.4% over the same period of 2010.

The decrease in gross profit margin from the first quarter of 2010 largely resulted from pricing pressures, transportation inflation, raw material inflation, and foreign exchange pressures.  Projects that were booked at significant discounts during 2010 shipped in 2011impacting our gross margin performance in the first quarter.  We hope the improved market conditions and our recently enacted price increases will alleviate some of these price pressures in 2011, especially as we face significant challenges with respect to raw material and transportation inflation and foreign exchange headwinds.

Operating expenses for the first quarter of 2011 were $47.0 million, or 21.3% of sales, compared to $43.6 million, or 24.9% of sales, for the first quarter of 2010.  The increase in operating expense dollars during the first quarter of 2011 was largely due to increased spending in conjunction with our higher sales volumes.  Increased sales and incentive compensation accounted for approximately $2.7 million of the increase in operating expenses from the first quarter of 2010.

Interest Expense

Interest expense for the quarter ended March 31, 2011 was $4.0 million, a decrease of $0.1 million from the same period in 2010.  The decrease in interest expense for the three months ended March 31, 2011 was due to our lower outstanding debt.  We currently have two interest rate swap agreements in place that were effective June 9, 2010 and expire June 9, 2011. See Note 5 of the condensed consolidated financial statements included in this quarterly report on Form 10-Q for further information regarding the interest rate swaps. Taking into account the effect of the interest rate swap agreements, the weighted average interest rate for the first quarter of 2011 was 5.7%. The weighted average interest rate for the same period in 2010 was 5.0%.

Other Expense, net

Other expense for the first quarter of 2011 was $2.3 million compared to $1.4 million for the first quarter of 2010.  During the first quarter of 2011, other expense included $1.8 million of foreign exchange losses, and $1.0 million of expense related to a negative judicial ruling, offset by $0.5 million of miscellaneous income.  Other expense for the first quarter of 2010 included $1.5 million of foreign exchange losses offset by $0.1 million of miscellaneous income.

Income Tax Expense

The mix of pretax income and the varying effective tax rates in the countries in which we operate directly affects our consolidated effective tax rate.  The effective tax rate was 36.8% for the quarter ended March 31, 2011, as compared to 42.3% for the same period last year.

Liquidity and Capital Resources

The following table highlights certain key cash flows and capital information pertinent to the discussion that follows:

	March 31, 2011	March 31, 2010
	(in thousands)
Cash (used in) provided by operating activities	$(16,848)	$11,521
Capital expenditures	(1,970)	(1,348)
Cash used in investing activities	(1,970)	(1,661)
Purchase of common stock for treasury	(12,406)	(5,490)
Net repayments from revolving credit facilities, net	(3,000)	(5,000)
Payment of dividends	(2,772)	(912)
Proceeds from issuance of common stock	11,703	5,531
Cash used in financing activities	(5,201)	(5,676)

Historically, we have carried significant amounts of debt, and cash generated by operating activities has been used to fund working capital, capital expenditures, repurchase shares, pay quarterly dividends and make payments of principal and interest under our credit facility.  Our capital expenditures are typically for new product tooling and manufacturing equipment.  These capital expenditures support new products and continuous improvements in our manufacturing processes.  In addition, we are currently evaluating a new enterprise resource planning system with implementation expected to begin in 2011. Costs associated with this system implementation will increase capital spending over the next few years.

Net cash used in operations was $16.8 million, of which $17.3 million was provided by net income plus non-cash amortizations and stock-based compensation, offset by $34.1 million of unfavorable changes in assets and liabilities.  During the first quarter of 2010, cash provided by operating activities was $11.5 million, of which $11.3 million was provided by net income plus non-cash amortizations and stock-based compensation, offset by $0.2 million of unfavorable changes in assets and liabilities.

For the first quarter of 2011, we used available cash, and option proceeds, to repay $3.0 million of our outstanding debt, repurchase $12.4 million of common stock for treasury, fund $2.0 million in capital expenditures, fund a dividend payment to shareholders totaling $2.8 million and fund working capital.  For the first quarter of 2010, we used available cash, including the $11.5 million of net cash provided by operating activities and $5.5 million provided from option proceeds, to repay $5.0 million of our outstanding debt, repurchase $5.5 million of common stock for treasury, fund $1.3 million in capital expenditures, fund a dividend payment to shareholders totaling $0.9 million and fund working capital.

Cash used in investing activities was $2.0 million for the first quarter of 2011 and $1.7 million for the same period in 2010.  Fluctuations in cash used in investing activities are primarily attributable to the levels of capital expenditures.

We use our existing secured $500.0 million revolving credit facility in the ordinary course of business to fund our working capital needs, and at times make significant borrowings and repayments under the facility depending on our cash needs and availability at such time. This facility matures in June 2013 and provides us with the option to increase the size of the facility by up to an additional $200.0 million, subject to the satisfaction of certain terms and conditions.  As of March 31, 2011 there was $242.0 million outstanding under the facility, compared to $245.0 million outstanding under the facility as of December 31, 2010.  Borrowings under the revolving credit facility may be repaid at any time, but no later than June 2013.

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

Contractual Obligations

Contractual obligations associated with our ongoing business will result in cash payments in future periods.  A table summarizing the amounts and timing of these future cash payments was provided in the Company’s Form 10-K filing for the fiscal year ended December 31, 2010.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We provided a discussion of our market risk in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2010. During the first three months of 2011, there was no substantive change in our market risk except for the items noted below. This discussion should be read in conjunction with Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2010.

During the normal course of business, we are routinely subjected to market risk associated with interest rate movements and foreign currency exchange rate movements. Interest rate risk arises from our debt obligations and related interest rate hedge agreements.  Foreign currency exchange rate risk arises from our non-U.S. operations and purchases of inventory from foreign suppliers.

We also have risk in our exposure to certain material and transportation costs. Steel, leather, wood products and plastics are all used in the manufacture of our products. During the first quarter of 2011, we were impacted by higher steel and petroleum prices.  Material and transportation inflation was each approximately $1.4 million during the first quarter of 2011.  We continue to work to offset these price changes in raw materials and transportation through our global sourcing initiatives, cost improvements and price increases to our products.

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

Taking into account payments on the above noted interest rate swap agreements, our weighted average rate of interest for the first quarter of 2011 was 5.7%. Our weighted average rate of interest for the same period of 2010 was 5.0%.

Foreign Currency Exchange Rate Risk

We manufacture our products in the United States, Canada and Italy, and sell our products primarily in those markets as well as in other European countries.  Our foreign sales and certain expenses are transacted in foreign currencies.  Our production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold.  Additionally, as we report currency in the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar.  The principal foreign currencies in which we conduct business are the Canadian dollar and the Euro. Approximately 12.6% of our revenues for the first quarter 2011 and 15.6% in the same period for 2010, and 32.6% of our cost of goods sold for the first quarter of 2011 and 32.7% in the same period of 2010, were denominated in currencies other than the U.S. dollar.  Foreign currency exchange rate fluctuations resulted in a $1.8 million loss in the first quarter of 2011 and a $1.5 million loss in 2010.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report (March 31, 2011) (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, our principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. Our principal executive officer and principal financial officer also conducted an evaluation of our internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended March 31, 2011 that have materially affected or which are reasonably likely to materially affect Internal Control.  Based on that evaluation, there has been no such change during the quarter ended March 31, 2011.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

During the first quarter of 2011, there have been no new material legal proceedings or material changes in the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 1A.  RISK FACTORS

During the first quarter of 2011, there were no material changes in the risk factors disclosed in our Annual Report on Form 10-K report for the year ended December 31, 2010.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of publicly Announced Plans or Programs		Maximum Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1)
January 1, 2011 – January 31, 2011	47,971	16.93	47,971	(2)	32,352,413
February 1, 2011 – February 28, 2011	480,034	20.42	480,034	(2)	32,352,413
March 1, 2011 – March 31, 2011	88,095	20.35	88,095	(2)	32,352,413
Total	616,100		616,100

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

Date: May 10, 2011
By:	/s/ Andrew B. Cogan
Andrew B. Cogan
Chief Executive Officer

Date: May 10, 2011
By:	/s/ Barry L. McCabe
Barry L. McCabe
Chief Financial Officer
(Chief Accounting Officer and Controller)