Form 10-Q
period 2011-06-30
KNOLL INC
filed 2011-08-09
CIK 1011570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filter ☐,	Accelerated filer ☒,

Non-accelerated filer ☐,	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐  No ☒

As of August 4, 2011, there were 47,815,939 shares (including 1,562,219 shares of non-voting restricted shares) of the Registrant’s common stock, par value $0.01 per share, outstanding.

KNOLL, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KNOLL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	June 30, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$13,481	$26,935
Customer receivables, net	124,137	126,780
Inventories	91,611	85,216
Deferred income taxes	10,545	10,507
Prepaid and other current assets	12,141	11,722
Total current assets	251,915	261,160
Property, plant, and equipment, net	123,660	122,219
Goodwill, net	76,383	76,101
Intangible assets, net	221,205	222,246
Other non-trade receivables	4,029	4,507
Other noncurrent assets	1,164	1,199
Total Assets	$678,356	$687,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$150	$135
Accounts payable	86,369	101,206
Income taxes payable	8,886	5,523
Other current liabilities	68,645	85,054
Total current liabilities	164,050	191,918

Long-term debt	230,000	245,000
Deferred income taxes	54,861	53,420
Postretirement benefits other than pensions	26,130	25,289
Pension liability	37,005	34,719
International retirement obligation	3,707	3,482
Other noncurrent liabilities	6,688	7,218
Total liabilities	522,441	561,046
Stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 61,822,604 issued and 47,834,939 outstanding (net of 13,987,665 treasury shares) at June 30, 2011 and 60,208,506 shares issued and 46,901,511 outstanding (net of 13,306,995 treasury shares) at December 31, 2010	478	470
Additional paid-in-capital	19,587	14,087
Retained earnings	129,516	114,990
Accumulated other comprehensive income (loss)	6,334	(3,161)
Total stockholders’ equity	155,915	126,386
Total Liabilities and Stockholders’ Equity	$678,356	$687,432

See accompanying notes to the condensed consolidated financial statements

KNOLL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Sales	$238,650	$192,275	$459,509	$367,534
Cost of sales	162,157	129,235	314,614	247,833
Gross profit	76,493	63,040	144,895	119,701
Selling, general, and administrative expenses	52,925	48,953	99,941	92,598
Restructuring charges	243	2,147	714	5,755
Operating income	23,325	11,940	44,240	21,348
Interest expense	3,372	4,410	7,389	8,563
Other (expense) income, net	(275)	2,318	(2,604)	905

Income before income tax expense	19,678	9,848	34,247	13,690
Income tax expense	6,703	1,172	12,070	2,799
Net Income	$12,975	$8,676	$22,177	$10,891

Net earnings per share
Basic	$0.28	$0.19	$0.48	$0.24
Diluted	$0.28	$0.19	$0.47	$0.24
Dividends per share	$0.10	$0.02	$0.16	$0.04
Weighted-average shares outstanding:
Basic	46,245,776	45,631,958	46,203,498	45,624,003
Diluted	46,904,015	46,041,300	46,889,703	45,948,089

See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITES
Net income	$22,177	$10,891
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	8,168	9,364
Amortization of intangible assets and deferred financing fees	1,042	1,024
Loss on disposal of fixed assets	43	9
Write-off of assets due to restructuring	—	2,338
Unrealized foreign currency loss (gain)	1,948	(1,075)
Stock based compensation	4,872	4,760
Other non-cash items	15	15
Changes in assets and liabilites:
Customer receivables	4,144	1,339
Inventories	(5,327)	(157)
Accounts payable	(16,371)	(4,393)
Current and deferred income taxes	3,238	1,622
Other current assets	(517)	(1,275)
Other current liabilities	(14,980)	8,376
Other noncurrent assets and liabilities	4,322	(1,498)
Cash provided by operating activities	12,774	31,340
CASH FLOWS FOR INVESTING ACTIVITIES
Capital expenditures	(7,120)	(2,826)
Purchase of intangibles	—	(313)
Cash used in investing activites	(7,120)	(3,139)
CASH FLOWS FOR FINANCING ACTIVITIES
Net repayments from revolving credit facilites, net	(15,000)	(18,000)
Payment of dividends	(7,397)	(1,825)
Proceeds from the issuance of common stock	12,867	5,554
Purchase of common stock for treasury	(13,669)	(5,569)
Tax benefit from the exercise of stock options	1,438	195
Cash used in financing activities	(21,761)	(19,645)

Effect of exchange rate changes on cash and cash equivalents	2,653	(4,099)

(Decrease) Increase in cash and cash equivalents	(13,454)	4,457

Cash and cash equivalents at beginning of period	26,935	5,961

Cash and cash equivalents at end of period	$13,481	$10,418

See accompanying notes to the condensed consolidated financial statements

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Knoll, Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  All condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company’s operations and cash flows for the periods presented.  All of these adjustments are of normal recurring nature.  All intercompany balances and transactions have been eliminated in consolidation.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2010.

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued guidance amending the Other Comprehensive Income topic of the FASB Codification. The guidance provides an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance will be effective for the Company in the first quarter of 2012 and is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

NOTE 3: INVENTORIES

Inventories, net consist of:

	June 30, 2011	December 31, 2010
	(in thousands)
Raw Materials	$46,889	$41,808
Work-in-Process	7,329	7,218
Finished Goods	37,393	36,190

	$91,611	$85,216

Inventory reserves for obsolescence and other estimated losses were $8.1 million and $8.3 million at June 30, 2011 and December 31, 2010, respectively.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4: INCOME TAXES

As of June 30, 2011, the Company had unrecognized tax benefits of approximately $2.2 million.  The entire amount of the unrecognized tax benefits would affect the effective tax rate if recognized.  As of June 30, 2011, the Company is subject to U.S. Federal income tax examinations for the tax years 2007 through 2010, and to non-U.S. income tax examinations for the tax years 2003 through 2010.  In addition, the Company is subject to state and local income tax examinations for the tax years 2003 through 2010.

The Company’s income tax provision consists of federal, state and foreign income taxes.  The tax provisions for the three months ended June 30, 2011 and 2010 were based on the estimated effective tax rates applicable for the full years ending December 31, 2011 and 2010, after giving effect to items specifically related to the interim periods.  The Company’s effective tax rate was 34.1% for the three months ended June 30, 2011 and 11.9% for the three months ended June 30, 2010.  The Company’s effective tax rate was 35.2% for the six months ended June 30, 2011 and 20.4% for the six months ended June 30, 2010. The increase in the effective tax rate was mainly due to a $2.5 million tax benefit related to foreign tax credits that was recognized as a discrete item due to amended tax returns being filed during the second quarter of 2010.  The Company’s effective tax rate is also affected by the mix of pretax income and the different effective tax rates of the tax jurisdictions in which it operates.

NOTE 5:  DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses derivative financial instruments, to reduce its exposure to adverse fluctuations in foreign currency exchange rates and interest rates.

On May 21, 2008, the Company entered into four interest rate swap agreements for purposes of managing its risk in interest rate fluctuations. These agreements each hedged a notional amount of $150.0 million of the Company’s borrowings under its revolving credit facility. Two of the agreements were effective June 9, 2009 and expired on June 9, 2010. On these two agreements, the Company paid a fixed rate of 3.51% and received a variable rate of interest equal to three-month London Interbank Offered Rate (LIBOR), as determined on the last day of each quarterly settlement period. The other two agreements were effective on June 9, 2010 and expired on June 9, 2011. The Company paid a fixed rate of 4.10% on these two agreements and received a variable rate of interest equal to three-month LIBOR as determined on the last day of each quarterly settlement period.

The Company elected to apply hedge accounting to these swap agreements.  Changes in the fair values of the effective portion of the interest rate swap agreements were recorded as a component of accumulated other comprehensive income (loss) in the equity section of the balance sheet.  The net amount paid or received upon quarterly settlements was recorded as an adjustment to interest expense, with a corresponding reduction in other comprehensive income (loss).

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5:  DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

The effect of derivative instruments on the condensed consolidated statement of income for the three months ended June 30, 2011 and 2010 were as follows (in thousands):

Derivatives in Cash Flow Hedge Relationship	Before - Tax Loss Recognized in OCI on Derivative (Effective Portion)	Locations of Loss Reclassified from AOCI into Income (Effective Portion)	Before - Tax Loss Reclassified from AOCI into Income (Effective Portion)
June 30, 2011
Interest rate swap contracts	$—	Interest Expense	$(1,915)
Total	$—		$(1,915)
June 30, 2010
Interest rate swap contracts	$(47)	Interest Expense	$(2,520)
Total	$(47)		$(2,520)

The effect of derivative instruments on the condensed consolidated statement of income for the six months ended June 30, 2011 and 2010 were as follows (in thousands):

Derivatives in Cash Flow Hedge Relationship	Before - Tax Loss Recognized in OCI on Derivative (Effective Portion)	Locations of Loss Reclassified from AOCI into Income (Effective Portion)	Before - Tax Loss Reclassified from AOCI into Income (Effective Portion)
June 30, 2011
Interest rate swap contracts	$(41)	Interest Expense	$(4,237)
Total	$(41)		$(4,237)
June 30, 2010
Interest rate swap contracts	$(1,857)	Interest Expense	$(4,959)
Total	$(1,857)		$(4,959)

The fair value of the Company’s derivative instruments included in current liabilities was $5.1 million (of which $0.9 million is not designated as a hedging instrument) at December 31, 2010.  The Company had no outstanding interest rate swap contracts as of June 30, 2011 as the contracts settled on June 9, 2011.

The Company will continue to review its exposure to interest rate fluctuations and evaluate whether it should manage such exposure through derivative transactions.  See Note 12 of the condensed consolidated financial statements for additional information regarding the fair value of the interest rate swaps.

Foreign Currency Contracts

From time to time, the Company enters into foreign currency forward exchange contracts and foreign currency option contracts to manage its exposure to foreign exchange rates associated with short-term operating receivables of a Canadian subsidiary that are payable by the U.S. operations. The terms of these contracts are generally less than a year. Changes in the fair value of such contracts are reported in earnings as a component of other (expense) income, net.

As of June 30, 2011 and December 31, 2010, the Company had no outstanding foreign currency contracts.  The Company entered into one foreign currency contract on June 27, 2011 that settled on June 30, 2011.  On this contract the Company received a net settlement of $0.5 million.  The Company did not enter into any other foreign currency contracts during the six months ended June 30, 2011 and 2010.

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

At June 30, 2011, the Company employed a total of 3,058 people.  Approximately 13.6% of the employees are represented by unions.  The Grand Rapids, Michigan plant is the only unionized plant within the U.S and has an agreement with the Carpenters Union, Local 1615, of the United Brotherhood of Carpenters and Joiners of America, Affiliate of the Carpenters Industrial Council (the “Union”), covering approximately 223 hourly employees. The Collective Bargaining Agreement expires August 28, 2011.  Certain workers in the facilities in Italy are also represented by unions.

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

Changes in the warranty reserves for periods indicated are as follows:

	Six Months Ended
	June 30, 2011	June 30, 2010
	(in thousands)
Balance at December 31	$8,090	$9,773
Provision for warranty claims	3,223	2,002
Warranty claims paid	(3,262)	(3,130)
Exchange rate impact	45	(62)
Balance at June 30	$8,096	$8,583

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7: PENSIONS

The following tables summarize the costs of the Company’s employee pension and post retirement plans for the periods indicated.

	Pension Benefits		Other Benefits
	Three months ended		Three months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(in thousands)
Service cost	$2,628	$2,600	$119	$113
Interest cost	2,799	2,703	320	370
Expected return on plan assets	(3,249)	(2,918)	—	—
Amortization of prior service cost	9	15	(303)	(301)
Recognized actuarial loss	283	265	166	138

Net periodic benefit cost	$2,470	$2,665	$302	$320

	Pension Benefits		Other Benefits
	Six months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(in thousands)
Service cost	$5,256	$5,200	$238	$226
Interest cost	5,598	5,406	640	740
Expected return on plan assets	(6,498)	(5,836)	—	—
Amortization of prior service cost	18	30	(606)	(602)
Recognized actuarial loss	566	530	332	276

Net periodic benefit cost	$4,940	$5,330	$604	$640

NOTE 8: OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net earnings, plus other comprehensive income which includes pension liability adjustments, foreign currency translation adjustments, and unrealized gain (loss) on derivatives.  Comprehensive income was approximately $16.4 million and $2.8 million for the three months ended June 30, 2011 and June 30, 2010, respectively.  For the six months ended June 30, 2011 and June 30, 2010, comprehensive income totaled $31.7 million and $4.2 million, respectively.  The following presents the components of “Accumulated other comprehensive income (loss)” for the period indicated, net of tax (in thousands).

Six months ended:	Beginning	Before-Tax	Tax Benefit	Net-of-Tax	Ending
June 30, 2011	Balance	Amount	(Expense)	Amount	Balance

Pension Adjustment	$(22,161)	$—	$—	$—	$(22,161)
Foreign currency translation adjustment	21,622	6,873	—	6,873	28,495
Unrealized gain (loss) on derivatives	(2,622)	4,196	(1,574)	2,622	—
Accumulated other comprehensive income (loss), net of tax	$(3,161)	$11,069	$(1,574)	$9,495	$6,334

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

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(in thousands)
Weighted average shares of common stock outstanding-basic	46,246	45,632	46,203	45,624
Potentially dilutive shares resulting from stock plans	658	409	687	324

Weighted average common shares-diluted	46,904	46,041	46,890	45,948

Antidilutive options not included in the weighted average common shares - diluted	—	1,724	—	1,884

Common stock activity for the six months ended June 30, 2011 and 2010 included the repurchase of approximately 677,670 shares for $13.7 million and 464,525 shares for $5.6 million, respectively.  Common stock activity for the first six months of 2011 also included the exercise of 849,908 options for $12.9 million and the vesting of 48,305 restricted shares.  Common stock activity for the first six months of 2010 also included the exercise of 512,980 options for $5.5 million and the vesting of 39,817 restricted shares.

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

In connection with the plan, the Company incurred approximately $0.2 million of restructuring charges during the second quarter of 2011 related to facility realignment.  During the six months ended June 30, 2011, the Company incurred approximately $0.7 million of restructuring charges which included $0.1 of employee termination costs and $0.6 million of costs associated with facility realignment.  During the second quarter of 2010, the Company incurred $2.1 million of restructuring charges associated with employee termination costs.  During the six months ended June 30, 2010, the Company incurred approximately $5.8 million of restructuring charges which included $3.5 million of employee termination costs and $2.3 million of costs associated with the write-off of fixed assets.  To date, the Company has recorded restructuring charges totaling $8.2 million related to the plan. The Company estimates that the remaining charges related to the plan will not be significant.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10: RESTRUCTURING CHARGES (Continued)

Below is the summary of the changes in the restructuring liability during the six months ended June 30, 2011:

Reserve balance as of December 31, 2010	$1,629
Additions	714
Payments	(1,837)
Reserve balance as of June 30, 2011	$506

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

Long-term Debt

The fair value of the Company’s $230.0 million revolving credit facility approximates its carrying value, as it is variable-rate debt and the terms are comparable to market terms as of the balance sheet dates.

Interest Rate Swap Contracts

The fair value of the Company’s interest rate swap contracts were measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation, subject to a credit adjustment to the LIBOR-based yield curve’s implied discount rates.

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

The fair value of the interest rate swaps were based on observable prices as quoted for receiving the variable three month London Interbank Offered Rates (“LIBOR”) and paying fixed interest rates and, therefore, were classified as level 2.

The interest rate swaps referred to above were included in current liabilities within the condensed consolidated balance sheet at December 31, 2010.  At June 30, 2011 the interest rate swaps had no value as these agreements expired June 9, 2011.  See Note 11 for further details about the fair value of financial instruments.

NOTE 13:  SUBSEQUENT EVENT

On August 5, 2011 the Company entered into a foreign currency forward exchange contract to manage its exposure to the Canadian dollar.  This contract has a notional amount of $75.0 million which represents the Company’s short term operating receivables of its Canadian subsidiary that are payable by the Company’s U.S. operations.  The contract settlement date is August 31, 2011.

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

This Quarterly report on Form 10-Q contains forward-looking statements, principally in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk.” Statements and financial discussion and analysis contained in this Form 10-Q that are not historical facts are forward-looking statements. These statements discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to us, based on our current beliefs as well as assumptions made by us and information currently available to us. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “goals,” “if,” “intend,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” or other similar words, phrases or expressions. This includes, without limitation, our statements and expectations regarding any current or future recovery in our industry and our projections and estimates with respect to our planned restructuring activities.  Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation: the risks described in Item 1A and in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010; changes in the financial stability of our clients or the overall economic environment, resulting in decreased corporate spending and service sector employment; changes in relationships with clients; the mix of products sold and of clients purchasing our products; the success of new technology initiatives; changes in business strategies and decisions; competition from our competitors; our ability to recruit and retain an experienced management team; changes in raw material and commodity prices and availability; restrictions on government spending resulting in fewer sales to the U.S. government, one of our largest customers; our debt restrictions on spending; our ability to protect our patents, copyrights and trademarks; our reliance on furniture dealers to produce sales; lawsuits arising from patents, copyrights and trademark infringements; violations of environment laws and regulations; potential labor disruptions; adequacy of our insurance policies; the availability of future capital; the overall strength and stability of our dealers, suppliers, and customers; access to necessary capital; and currency rate fluctuations. The factors identified above are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement. Unpredictable or unknown factors could also have material adverse effects on us. All forward-looking statements included in this Form 10-Q are expressly qualified in their entirety by the foregoing cautionary statements. Except as required under the Federal securities laws and rules regulations of the SEC, we undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

The second quarter of 2011 represented the third consecutive quarter of year-over-year double digit percentage growth in all our product categories.  Net sales were $238.7 million for the quarter, an increase of 24.1% from the second quarter of 2010.  Backlog of unfilled orders at June 30, 2011 was $164.6 million, an increase of $32.1 million, or 24.2%, compared to backlog at June 30, 2010.  Diluted earnings per share in the second quarter of 2011 increased 47.4% to $0.28 per share when compared to $0.19 per share during the same period in the prior year.

For the quarter, gross margin fell 70 basis points to 32.1% versus the comparable quarter of the prior year.  The decrease from the second quarter of 2010 largely resulted from material and transportation inflation and unfavorable movements in foreign exchange of the Canadian dollar.  Sequentially, when compared with the first quarter of 2011 gross margin rose 110 basis points.  This improvement mainly resulted from improved pricing and more favorable customer mix.

Our operating profit for the second quarter of 2011 was $23.3 million, an increase of $11.4 million, or 95.8%, over the same period in 2010.  During the second quarter of 2011, we incurred restructuring charges of $0.2 million.  These charges consisted of costs associated with the facility realignment plans we announced in 2010.  Operating expenses for the quarter were $52.9 million, or 22.2% of sales, compared to $49.0 million, or 25.5% of sales, a year ago.  The increase in operating expenses during the second quarter of 2011 was in large part due to increased sales commissions and selling related expenses associated with our higher sales volumes as well as increased spending on our NeoCon trade show.

We continued to aggressively manage our balance sheet.  During the second quarter of 2011 we reduced accounts receivable by $15.0 million and our accounts receivable days outstanding by eight days.  We used this available cash to pay down an additional $12.0 million of our outstanding debt.  During the quarter we also increased our dividend 66.7% from $0.06 per share to $0.10 per share when compared with the first quarter of 2011.

Interest expense for the quarter decreased $1.0 million when compared with the second quarter of 2010.  The decrease in interest expense is due to our lower outstanding debt and the expiration of our remaining two interest rate swap agreements on June 9, 2011.  See Note 5 of the condensed consolidated financial statements included in this quarterly report on Form 10-Q from further information regarding the interest rate swaps.

Our effective tax rate was 34.1% for the quarter, as compared to 11.9% for the same period last year.  The increase in the effective tax rate from last year was mainly due to a $2.5 million tax benefit related to foreign tax credits that was recognized as a discrete item due to amended tax returns being filed during the second quarter of 2010. In addition, the mix of pretax income and the varying effective tax rates in the countries in which we operate directly affects our consolidated effective tax rate.

Business activity remains strong as measured by mock-ups, presentations, day-to-day business activity, and projects we are tracking. We are encouraged by this activity and, despite some reports of slower economic and job growth, we believe we will continue to experience growth during the second half of this year.  This quarter we were honored to receive an award from the Smithsonian’s Cooper Hewitt, National Design Museum for Corporate and Institutional Achievement.  We are the only furniture company ever to be bestowed this honor and we join a very short and prestigious list of the most highly respected brands in design across all industries and categories.  This award is meaningful to us as we have always strived to put design at the forefront of our culture.  Hans Knoll founded our company in 1938 on the conviction that good design enriches lives, and in 2011 we continue to believe that good design is good business for our clients, our associates and our shareholders.

Results of Operations

Comparison of the Three Months and Six Months Ended June 30, 2011 and 2010

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(in thousands)
Condensed Consolidated Statement of Operations Data:
Sales	$238,650	$192,275	$459,509	$367,534
Gross profit	76,493	63,040	144,895	119,701
Restructuring charges	243	2,147	714	5,755
Operating income	23,325	11,940	44,240	21,348
Interest expense	3,372	4,410	7,389	8,563
Other (expense) income, net	(275)	2,318	(2,604)	905
Income tax expense	6,703	1,172	12,070	2,799
Net income	$12,975	$8,676	$22,177	$10,891

Statistical and Other Data:
Sales Growth from Comparable Prior Period	24.1%	(4.9)%	25.0%	(11.4)%
Gross Profit Margin	32.1%	32.8%	31.5%	32.6%
Backlog	$164,578	$132,539	$164,578	$132,539

Sales

Sales for the second quarter of 2011 were $238.7 million, an increase of $46.4 million, or 24.1%, from sales of $192.3 million for the same period in the prior year.  Sales for the six months ended June 30, 2011 were $459.5 million, an increase of $92.0 million, or 25.0%, over the first six months of 2010.  For the three and six months ended June 30, 2011 we experienced double digit percentage growth in all of our product categories on a year-over-year basis with office systems posting the highest gains.

During the second quarter of 2011, sales to the U.S. government continued to represent a large portion of our overall sales. We expect sales to the U.S. government will continue to be a large portion of our overall sales for the remainder of the year.  However, we believe our customer mix will change so that sales to the U.S. government in the second half of 2011 will decline as a percentage of our overall sales in comparison to last year.

Gross Profit and Operating Income

Gross profit for the second quarter of 2011 was $76.5 million, an increase of $13.5 million, or 21.4%, from gross profit of $63.0 million for the second quarter of 2010. Gross profit for the six months ended June 30, 2011 was $144.9 million, an increase of $25.2 million, or 21.1%, from gross profit of $119.7 million for the same period in the prior year.

Operating income for the second quarter of 2011 was $23.3 million, an increase of $11.4 million, or 95.8%, from operating income of $11.9 million for the second quarter of 2010.  Operating income for the second quarter of 2011 includes restructuring charges totaling $0.2 million.  Operating income for the second quarter of 2010 includes restructuring charges totaling $2.1 million.  Operating income for the six months ended June 30, 2011 was $44.2 million, an increase of $22.9 million, or 107.5%, from operating income of $21.3 million for the same period in 2010.  Operating income for the six months ended June 30, 2011 includes restructuring charges totaling $0.7 million.  Operating income for the six months ended June 30, 2010 includes restructuring charges totaling $5.8 million.  As a percentage of sales, gross profit decreased from 32.8% for the second quarter of 2010 to 32.1% for the second quarter of 2011. Operating income as a percentage of sales increased from 6.2% in the second quarter of 2010 to 9.8% for the same period of 2011.  For the six months ended June 30, 2011 and 2010 gross profit as a percentage of sales was 31.5% and 32.6%, respectively.  Operating income as a percentage of sales increased from 5.8% in the first six months of 2010 to 9.6% in the first six months of 2011.

Operating expenses for the second quarter 2011 were $52.9 million, or 22.2% of sales, compared to $49.0 million, or 25.5% of sales, for the second quarter 2010.  Operating expenses for the six months ended June 30, 2011 were $99.9 million or 21.7% of sales compared to $92.6 million or 25.2% of sales for the same period in 2010.  The increase in operating expense dollars for the quarter and six months ended June 30, 2011 as compared with the prior year periods was in large part due to increased sales commissions and selling related expenses associated with our higher sales volumes.

Interest Expense

Interest expense for the three and six months ended June 30, 2011 was $3.4 million and $7.4 million, respectively, a decrease of $1.0 million and $1.2 million, respectively, from the same periods in 2010.  The decrease in interest expense for the periods noted above is mainly due to our lower outstanding debt and the expiration of our remaining two interest rate swap agreements on June 9, 2011.  See Note 5 of the condensed consolidated financial statements included in this quarterly report on Form 10-Q for further information regarding the interest rate swaps.  The weighted average interest rate for the second quarter of 2011 was 5.0%. The weighted average interest rate for the same period of 2010 was 5.7%.  The weighted average interest rate for the six months ended June 30, 2011 and 2010 was 5.3%.

Other (Expense) Income, net

Other expense for the second quarter of 2011 was $0.3 million of foreign exchange losses.  Other income for the second quarter of 2010 was $2.3 million which included $2.5 million of foreign exchange gains on currency offset by $0.2 million of miscellaneous expense.  Other expense for the six months ended June 30, 2011 was $2.6 million which included $2.0 million of foreign exchange losses, $1.0 million of expense related to a negative judicial ruling, offset by $0.4 million of miscellaneous income.  Other income for the six months ended June 30, 2010 was $0.9 million which included $1.0 million of foreign exchange gains offset by $0.1 million of miscellaneous expense.

Income Tax Expense

The mix of pretax income and the varying effective tax rates in the countries in which we operate directly affects our consolidated effective tax rate. The effective tax rate was 34.1% for the second quarter of 2011, as compared to 11.9% for the same period in 2010.  The effective tax rate for the six months ended June 30, 2011 was 35.2% and 20.4% for the same period in 2010.  The increase in the effective tax rate was mainly due to a $2.5 million tax benefit related to foreign tax credits that was recognized as a discrete item due to amended tax returns being filed during the second quarter of 2010.

Liquidity and Capital Resources

The following table highlights certain key cash flows and capital information pertinent to the discussion that follows:

	Six Months Ended
	June 30, 2011	June 30, 2010
	(in thousands)
Cash provided by operating activities	$12,774	$31,340
Capital expenditures	7,120	2,826
Cash used in investing activities	7,120	3,139
Purchase of common stock for treasury	13,669	5,569
Net repayments from revolving credit facilities, net	15,000	18,000
Payment of dividends	7,397	1,825
Proceeds from issuance of common stock	12,867	5,554
Cash used in financing activities	21,761	19,645

Historically, we have carried significant amounts of debt, and cash generated by operating activities has been used to fund working capital and capital expenditures, repurchase shares, pay quarterly dividends and make payments of principal and interest under our credit facility.  Our capital expenditures are typically for new product tooling and manufacturing equipment. These capital expenditures support new products and continuous improvements in our manufacturing processes.

Year-to-date net cash provided by operations was $12.8 million of which $38.3 million was provided by net income plus non-cash amortizations and stock based compensation offset by $25.5 million from unfavorable changes in assets and liabilities.  For the first six months of 2010 cash provided by operations was $31.3 million of which 27.3 million was provided from net income plus non-cash amortizations and stock based compensation and $4.0 million of favorable changes in assets and liabilities.

For the six month period ended June 30, 2011, we used available cash, including the $12.8 million of net cash from operating activities, to repay $15.0 million of outstanding debt, fund $7.1 million in capital expenditures, fund dividend payments to shareholders totaling $7.4 million, and fund working capital.

For the six month period ended June 30, 2010, we used available cash, including the $31.3 million of net cash from operating activities, to repay $18.0 million of outstanding debt, fund $2.8 million in capital expenditures, fund dividend payments to shareholders totaling $1.8 million, and fund working capital.

Cash used in investing activities was $7.1 million for the six month period ended June 30, 2011 and $3.1 million for the same period in 2010. Fluctuations in cash used in investing activities are primarily attributable to the levels of capital expenditures.  The increase in capital expenditures year-over-year is in large part due to expenditures on infrastructure related to information technology.

We use our existing secured $500.0 million revolving credit facility in the ordinary course of business to fund our working capital needs, and at times make significant borrowings and repayments under the facility depending on our cash needs and availability at such time.  This facility matures in June 2013 and provides us with the option to increase the size of the facility by up to an additional $200.0 million, subject to the satisfaction of certain terms and conditions.  As of June 30, 2011, there was $230.0 million outstanding under the facility, compared to $245.0 million outstanding under the facility as of December 31, 2010.  Borrowings under the revolving credit facility may be repaid at any time, but no later than June 2013.

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

We are currently in compliance with all of the covenants and conditions under our credit facility. We believe that existing cash balances and internally generated cash flows, together with borrowings available under our revolving credit facility, will be sufficient to fund normal working capital needs, capital spending requirements, debt service requirements and dividend payments for at least the next twelve months. However, because of the financial covenants mentioned above, our capacity under our revolving credit facility could be reduced if our trailing consolidated EBITDA (as defined by our credit agreement) would decline.  Future principal debt payments may be paid out of cash flows from operations, from future refinancing of our debt or from equity issuances. However, our ability to make payments of principal, to pay interest on or to refinance our indebtedness, to satisfy our other debt obligations and to pay dividends to stockholders will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

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

Contractual Obligations

Contractual obligations associated with our ongoing business will result in cash payments in future periods.  A table summarizing the amounts and timing of these future cash payments was provided in the Company’s Form 10-K filing for the year ended December 31, 2010.

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

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We provided a discussion of our market risk in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2010.  During the first six months of 2011, there was no substantive change in our market risk except for the items noted below.  This discussion should be read in conjunction with Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2010.

During the normal course of business, we are routinely subjected to market risk associated with interest rate movements and foreign currency exchange rate movements. Interest rate risk arises from our debt obligations and related interest rate hedge agreements. Foreign currency exchange rate risk arises from our non-U.S. operations and purchases of inventory from foreign suppliers.

We have risk in our exposure to certain material and transportation costs. Steel, leather, wood products and plastics are all used in the manufacture of our products. During the second quarter of 2011 we were impacted by higher steel and petroleum prices.  Raw materials inflation was approximately $2.3 million and transportation inflation was approximately $2.0 million during the quarter.  We continue to work to offset these price changes in raw materials and transportation through our global sourcing initiatives, cost improvements and price increases to our products.

Interest Rate Risk

We have variable rate debt obligations that are denominated in U.S. dollars. A change in interest rates impacts the interest incurred and cash paid on our variable-rate debt obligations.

We use interest rate hedge agreements for other than trading purposes in order to manage our exposure to fluctuations in interest rates on our variable-rate debt. In May of 2008, we entered into four interest rate swap agreements in order to manage our interest rate risk. Each agreement hedged a notional amount of $150.0 million of our $500.0 million revolving credit facility. Two of the agreements were effective from June 9, 2009 through June 9, 2010 and the other two were effective from June 9, 2010 through June 9, 2011.  Fluctuations in LIBOR affected both our net financial instrument position and the amount of cash to be paid or received by us, if any, under these agreements. See Note 5 of the condensed consolidated financial statements included in this quarterly report on Form 10-Q for further information regarding the interest rate swaps.

Foreign Currency Exchange Rate Risk

We manufacture our products in the United States, Canada and Italy, and sell our products primarily in those markets as well as in other European countries. Our foreign sales and certain expenses are transacted in foreign currencies. Our production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. Additionally, as we report currency in the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the Canadian dollar and the Euro. Approximately 12.8% of our revenues for the first half of 2011 and 15.6% in the same period for 2010, and 33.3% of our cost of goods sold for the first half of 2011 and 34.3% in the same period for 2010, were denominated in currencies other than the U.S. dollar.  Foreign currency exchange rate fluctuations resulted in a $0.3 million translation loss for the second quarter of 2011 and a $2.5 million translation gain for the same period of 2010.  For the six months ended June 30, 2011 and 2010, foreign exchange rate fluctuations included in other income resulted in a $2.0 million translation loss and a $1.0 million translation gain, respectively.

From time to time, we enter into foreign currency forward exchange contracts and foreign currency option contracts for other than trading purposes in order to manage our exposure to foreign exchange rates associated with short-term operating receivables of a Canadian subsidiary that are payable by our U.S. operations. The terms of these contracts are generally less than a year. Changes in the fair value of such contracts are reported in earnings in the period the value of the contract changes. As of June 30, 2011, the Company had no outstanding foreign currency contracts.  The Company entered into one foreign currency contract on June 27, 2011 that settled on June 30, 2011.  On this contract the Company received a net settlement of $0.5 million.  As of June 30, 2010 the Company had no outstanding foreign currency contracts.  The Company did not enter into any foreign currency contracts in 2010.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report (June 30, 2011) (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, our principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. Our principal executive officer and principal financial officer also conducted an evaluation of our internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended June 30, 2011 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended June 30, 2011.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

During the first two quarters of 2011, there have been no new material legal proceedings or changes in the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 1A. RISK FACTORS

During the first two quarters of 2011, there were no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities

The following is a summary of share repurchase activity during the three months ended June 30, 2011.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of publicly Announced Plans or Programs		Maximum Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1)
April 1, 2011 – April 30, 2011	55,835	20.58	55,835	(2)	32,352,413
May 1, 2011 – May 31, 2011	5,735	19.72	5,735	(3)	32,352,413
June 1, 2011 – June 30, 2011	—	—	—		32,352,413
Total	61,570		61,570

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

(2)          49,715 shares were purchased under the Options Proceeds Program.  On April 21, 2011 20,000 shares of outstanding restricted stock vested.  Concurrently with the vesting, 6,120 shares were forfeited by the holder of the vested restricted shares to cover applicable taxes paid on the holder’s behalf by the Company.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2011, and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three and six-months ended June 30, 2011 and June 30, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six-months ended June 30, 2011 and June 30, 2010, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*   Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed   or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOLL, INC.

(Registrant)

Date: August 9, 2011
By:	/s/ Andrew B. Cogan
Andrew B. Cogan
Chief Executive Officer

Date: August 9, 2011
By:	/s/ Barry L. McCabe
Barry L. McCabe
Chief Financial Officer
(Chief Accounting Officer and Controller)