Form 10-Q
period 2011-09-30
KNOLL INC
filed 2011-11-09
CIK 1011570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 4, 2011, there were 47,747,583 shares (including 1,386,552 shares of non-voting restricted shares) of the Registrant’s common stock, par value $0.01 per share, outstanding.

KNOLL, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KNOLL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 30, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$10,738	$26,935
Customer receivables, net	130,784	126,780
Inventories	94,019	85,216
Deferred income taxes	10,638	10,507
Prepaid and other current assets	9,871	11,722
Total current assets	256,050	261,160
Property, plant, and equipment, net	120,350	122,219
Goodwill, net	75,664	76,101
Intangible assets, net	220,881	222,246
Other non-trade receivables	3,449	4,507
Other noncurrent assets	1,044	1,199
Total Assets	$677,438	$687,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$135
Accounts payable	78,948	101,206
Income taxes payable	14,923	5,523
Other current liabilities	80,146	85,054
Total current liabilities	174,017	191,918
Long-term debt	217,000	245,000
Deferred income taxes	54,735	53,420
Postretirement benefits other than pensions	26,500	25,289
Pension liability	31,509	34,719
International retirement obligation	3,753	3,482
Other noncurrent liabilities	6,953	7,218
Total liabilities	514,467	561,046
Stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 61,832,274 issued and 47,803,078 outstanding (net of 14,029,196 treasury shares) at September 30, 2011 and 60,208,506 shares issued and 46,901,511 outstanding (net of 13,306,995 treasury shares) at December 31, 2010	478	470
Additional paid-in-capital	21,671	14,087
Retained earnings	143,147	114,990
Accumulated other comprehensive loss	(2,325)	(3,161)
Total stockholders’ equity	162,971	126,386
Total Liabilities and Stockholders’ Equity	$677,438	$687,432

See accompanying notes to the condensed consolidated financial statements

KNOLL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Sales	$239,543	$202,149	$699,052	$569,683
Cost of sales	160,692	134,697	475,306	382,530
Gross profit	78,851	67,452	223,746	187,153
Selling, general, and administrative expenses	53,854	48,223	153,795	140,821
Restructuring charges	(18)	120	696	5,875
Operating income	25,015	19,109	69,255	40,457
Interest expense	1,226	4,877	8,615	13,440
Other income (expense), net	4,077	(4,274)	1,473	(3,369)

Income before income tax expense	27,866	9,958	62,113	23,648
Income tax expense	9,477	3,618	21,547	6,417
Net Income	$18,389	$6,340	$40,566	$17,231

Net earnings per share
Basic	$0.40	$0.14	$0.88	$0.38
Diluted	$0.39	$0.14	$0.87	$0.37
Dividends per share	$0.10	$0.02	$0.26	$0.06
Weighted-average shares outstanding
Basic	46,250,362	45,636,771	46,219,291	45,631,910
Diluted	46,792,225	46,154,165	46,858,766	46,020,432

See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITES
Net income	$40,566	$17,231
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	11,711	13,330
Amortization of intangible assets and deferred financing fees	1,516	1,514
Loss on disposal of fixed assets	84	9
Write-off of assets due to restructuring	—	2,338
Unrealized foreign currency (gain) loss	(3,805)	300
Ineffective portion of the interest rate swaps	—	1,177
Stock based compensation	7,132	7,193
Other non-cash items	421	362
Changes in assets and liabilites:
Customer receivables	(2,933)	(4,962)
Inventories	(8,513)	(2,096)
Accounts payable	(23,236)	2,866
Current and deferred income taxes	11,227	7,521
Other current assets	1,720	(1,268)
Other current liabilities	(3,150)	7,342
Other noncurrent assets and liabilities	(1,616)	(1,338)
Cash provided by operating activities	31,124	51,519
CASH FLOWS FOR INVESTING ACTIVITIES
Capital expenditures	(9,583)	(3,936)
Purchase of intangibles	(150)	(313)
Cash used in investing activites	(9,733)	(4,249)
CASH FLOWS FOR FINANCING ACTIVITIES
Net repayments of revolving credit facility	(28,000)	(40,000)
Repayment of long-term debt	(135)	(134)
Payment of dividends	(12,022)	(2,738)
Proceeds from the issuance of common stock	13,006	5,578
Purchase of common stock for treasury	(13,881)	(5,569)
Tax benefit from the exercise of stock options	1,336	195
Cash used in financing activities	(39,696)	(42,668)

Effect of exchange rate changes on cash and cash equivalents	2,108	(2,749)

(Decrease) Increase in cash and cash equivalents	(16,197)	1,853

Cash and cash equivalents at beginning of period	26,935	5,961

Cash and cash equivalents at end of period	$10,738	$7,814

See accompanying notes to the condensed consolidated financial statements

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

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

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued Auditing Standards Update (ASU) 2011-05, Presentation of Comprehensive Income, to improve the comparability, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income (OCI). The amendments to this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from OCI to net income, in both net income and OCI. The standard does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. This guidance will be effective for the Company in the first quarter of 2012 and is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If this is the case, companies will need to perform a more detailed two-step goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company plans to adopt this update for its annual goodwill impairment test performed as of October 1, 2011. The Company does not believe the adoption of this update will have a material impact on its financial statements.

NOTE 3: INVENTORIES

Inventories, net consist of:

	September 30, 2011	December 31, 2010
	(in thousands)
Raw Materials	$50,034	$41,808
Work-in-Process	6,735	7,218
Finished Goods	37,250	36,190

	$94,019	$85,216

Inventory reserves for obsolescence and other estimated losses were $8.3 million as of September 30, 2011 and December 31, 2010.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4: INCOME TAXES

As of September 30, 2011, the Company had unrecognized tax benefits of approximately $2.2 million.  The entire amount of unrecognized tax benefits would affect the effective tax rate if recognized.  As of September 30, 2011, the Company is subject to U.S. Federal income tax examinations for the tax years 2007 through 2010, and to non-U.S. income tax examinations for the tax years 2003 through 2010.  In addition, the Company is subject to state and local income tax examinations for the tax years 2003 through 2010.

The Company’s income tax provision consists of federal, state and foreign income taxes.  The tax provisions for the three and nine months ended September 30, 2011 and 2010 were based on the estimated effective tax rates applicable for the full years ending December 31, 2011 and 2010, after giving effect to items specifically related to the interim periods.  The Company’s effective tax rate was 34.0% for the three months ended September 30, 2011 and 36.3% for the three months ended September 30, 2010.  The Company’s effective tax rate was 34.7% for the nine months ended September 30, 2011 and 27.1% for the nine months ended September 30, 2010. The increase in the effective tax rate for the nine months ended September 30, 2011 was due to a $2.5 million tax benefit related to foreign tax credits that was recorded during the second quarter of 2010.  The Company’s effective tax rate is also affected by the mix of pretax income and the different effective tax rates of the tax jurisdictions in which the Company operates.

NOTE 5:  DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses derivative financial instruments, to reduce its exposure to adverse fluctuations in, interest rates and foreign currency exchange rates.

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

The Company elected to apply hedge accounting to these swap agreements.  Changes in the fair value of the effective portion of the interest rate swap agreements was recorded as a component of accumulated other comprehensive income (loss) in the equity section of the balance sheet.  The net amount received or paid upon quarterly settlements was recorded as an adjustment to interest expense, with a corresponding reduction in accumulated other comprehensive income (loss).

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5:  DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

The effect of derivative instruments on the condensed consolidated statements of income for the three months ended September 30, 2010 was as follows (in thousands):

Cash Flow Hedge Relationship	Before - Tax Gain Recognized in OCI on Derivative (Effective Portion)	Locations of Loss Reclassified from AOCI into Income (Effective Portion)	Before - Tax Loss Reclassified from AOCI into Income (Effective Portion)	Locations of Loss Recognized in Income on Derivative (Ineffective Portion)	Before - Tax Loss Recognized in Income on Derivative (Ineffective Portion)
September 30, 2010
Interest rate swap contracts	$248	Interest expense	$(2,772)	Other income (expense), net	$(1,177)
Total	$248		$(2,772)		$(1,177)

The effect of derivative instruments on the condensed consolidated statements of income for the nine months ended September 30, 2011 and 2010 was as follows (in thousands):

Cash Flow Hedge Relationship	Before - Tax Loss Recognized in OCI on Derivative (Effective Portion)	Locations of Loss Reclassified from AOCI into Income (Effective Portion)	Before - Tax Loss Reclassified from AOCI into Income (Effective Portion)	Locations of Loss Recognized in Income on Derivative (Ineffective Portion)	Before - Tax Loss Recognized in Income on Derivative (Ineffective Portion)
September 30, 2011
Interest rate swap contracts	$(41)	Interest expense	$(4,237)	Other income (expense), net	$—
Total	$(41)		$(4,237)		$—
September 30, 2010
Interest rate swap contracts	$(1,609)	Interest expense	$(7,731)	Other income (expense), net	$(1,177)
Total	$(1,609)		$(7,731)		$(1,177)

The fair value of the Company’s derivative instruments included in current liabilities was $5.1 million (of which $0.9 million is not designated as a hedging instrument) at December 31, 2010.  The Company had no outstanding interest rate swap contracts as of September 30, 2011.

The Company will continue to review its exposure to interest rate fluctuations and evaluate whether it should manage such exposure through derivative transactions.  See Note 12 of the condensed consolidated financial statements for additional information regarding the fair value of the interest rate swaps.

Foreign Currency Contracts

From time to time, the Company enters into foreign currency forward exchange contracts and foreign currency option contracts to manage its exposure to foreign exchange rates associated with short-term operating receivables of a Canadian subsidiary that are payable by the U.S. operations. The terms of these contracts are generally less than a year. Changes in the fair value of such contracts are reported in earnings as a component of other income (expense), net.

As of September 30, 2011, the Company had one outstanding foreign currency contract.  This contract has a notional amount of $75.0 million which represents the Company’s short term operating receivables of its Canadian subsidiary that are payable by the Company’s U.S. operations.  This contract has a settlement date of October 31, 2011 and as of September 30, 2011 this contract had no fair value.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effect of the derivatives not designated as hedging instruments on the condensed consolidated statements of income for the three and nine months ended September 30, 2011 and 2010 were as follows (in thousands):

	Location of Gain (Loss)	Three months ended		Nine months ended
Derivatives Not Designated as Hedging Instruments	Recognized in Income on Derivative	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Foreign currency contracts	Other income (expense), net	$(1,610)	$—	$(1,147)	$—

Total		$(1,610)	$—	$(1,147)	$—

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

At September 30, 2011, the Company employed a total of 3,113 people.  Approximately 12.7% of the employees are represented by unions.  The Grand Rapids, Michigan plant is the only unionized plant within the U.S and has an agreement with the Carpenters Union, Local 1615, of the United Brotherhood of Carpenters and Joiners of America, Affiliate of the Carpenters Industrial Council (the “Union”), covering approximately 202 hourly employees. The Collective Bargaining Agreement expires April 30, 2015.  Certain workers in the facilities in Italy are also represented by unions.

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

Changes in the warranty reserve for periods indicated are as follows:

	Nine Months Ended
	September 30, 2011	September 30, 2010
	(in thousands)
Balance at beginning of period	$8,090	$9,773
Provision for warranty claims	5,145	3,125
Warranty claims paid	(5,050)	(4,707)
Exchange rate impact	11	(37)
Balance at end of period	$8,196	$8,154

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7: PENSIONS

The following tables summarize the costs of the Company’s employee pension and post retirement plans for the periods indicated.

	Pension Benefits		Other Benefits
	Three months ended		Three months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(in thousands)
Service cost	$2,628	$2,600	$119	$113
Interest cost	2,799	2,703	320	370
Expected return on plan assets	(3,249)	(2,918)	—	—
Amortization of prior service cost	9	15	(303)	(301)
Recognized actuarial loss	283	265	166	138

Net periodic benefit cost	$2,470	$2,665	$302	$320

	Pension Benefits		Other Benefits
	Nine months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(in thousands)
Service cost	$7,884	$7,800	$357	$339
Interest cost	8,397	8,109	960	1,110
Expected return on plan assets	(9,747)	(8,754)	—	—
Amortization of prior service cost	27	45	(909)	(903)
Recognized actuarial loss	849	795	498	414

Net periodic benefit cost	$7,410	$7,995	$906	$960

NOTE 8: OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net earnings, plus other comprehensive income which includes pension liability adjustments, foreign currency translation adjustments, and unrealized gain (loss) on derivatives.  Comprehensive income was approximately $9.7 million and $12.5 million for the three months ended September 30, 2011 and September 30, 2010, respectively.  For the nine months ended September 30, 2011 and September 30, 2010, comprehensive income was approximately $41.4 million and $16.7 million, respectively.  The following presents the components of “Accumulated other comprehensive income (loss)” for the period indicated (in thousands).

	Beginning	Before-Tax	Tax Benefit	Net-of-Tax	Ending
Nine months ended:	Balance	Amount	(Expense)	Amount	Balance
September 30, 2011
Pension adjustment	$(22,161)	$—	$—	$—	$(22,161)
Foreign currency translation adjustment	21,622	(1,786)	—	(1,786)	19,836
Unrealized gain (loss) on derivatives	(2,622)	4,196	(1,574)	2,622	—
Accumulated other comprehensive income (loss)	$(3,161)	$2,410	$(1,574)	$836	$(2,325)

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

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(in thousands)
Weighted average shares of common stock outstanding-basic	46,250	45,637	46,219	45,632
Potentially dilutive shares resulting from stock plans	542	517	640	388

Weighted average common shares-diluted	46,792	46,154	46,859	46,020

Antidilutive options not included in the weighted average common shares - diluted	227	1,704	76	1,844

Common stock activity for the nine months ended September 30, 2011 and 2010 included the repurchase of approximately 692,201 shares for $13.9 million and 464,525 shares for $5.6 million, respectively.  Common stock activity for the first nine months of 2011 also included the exercise of 857,908 options for $13.0 million and the vesting of 64,972 restricted shares in 2011.  Common stock activity for the first nine months of 2010 included the exercise of 512,980 options for $5.6 million and the vesting of 39,817 restricted shares in 2010.

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

During the three months ended September 30, 2011, there were no restructuring charges incurred.  During the nine months ended September 30, 2011, the Company incurred approximately $0.8 million of restructuring charges which included $0.2 million of employee termination costs and $0.6 million of costs associated with facility realignment.  These charges were offset by a $0.1 million adjustment to the accrual.  During the third quarter of 2010, the Company incurred $0.1 million of restructuring charges.  During the nine months ended September 30, 2010, the Company incurred $5.9 million of restructuring charges.  These restructuring charges included $3.5 million of employee termination costs as well as approximately $2.3 million of costs associated with the write-off of fixed assets and $0.1 million of costs associated with the relocation of assets.  To date the Company has recorded restructuring charges totaling $8.3 million related to the plan. The Company estimates that the remaining charges related to the plan will not be significant.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10: RESTRUCTURING CHARGES (Continued)

Below is the summary of the changes in the restructuring liability during the nine months ended September 30, 2011 (in thousands):

Reserve balance as of December 31, 2010	$1,629
Additions	793
Payments	(2,011)
Adjustments	(97)
Reserve balance as of September 30, 2011	$314

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

Long-term Debt

The fair value of the Company’s $217.0 million revolving credit facility approximates its carrying value, as it is variable-rate debt and the terms are comparable to market terms as of the balance sheet dates.

Interest Rate Swap Contracts

The fair value of the Company’s interest rate swap contracts were measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation, subject to a credit adjustment to the LIBOR-based yield curve’s implied discount rates.

Foreign Currency Contracts

The fair value of the Company’s foreign currency contracts are calculated based upon the notional amount times the deviation in the Canadian dollar exchange rate outside of the established contract range.

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

NOTE 12:  FAIR VALUE MEASUREMENTS (Continued)

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

The interest rate swaps referred to above were included in current liabilities within the condensed consolidated balance sheet at December 31, 2010.  At September 30, 2011 the interest rate swaps had no value as these agreements all expired on or before June 9, 2011.  See Note 11 for further details about the fair value of financial instruments.

NOTE 13: SUBSEQUENT EVENTS

The Company evaluated all subsequent events through the date that the condensed consolidated financial statements were issued.  No material subsequent events have occurred since September 30, 2011 that required recognition or disclosure in the condensed consolidated financial statements.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations provides a discussion of our financial performance and financial condition that should be read in conjunction with the accompanying unaudited condensed consolidated financial statements

Forward-looking Statements

This Quarterly report on Form 10-Q contains forward-looking statements, principally in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk.” Statements and financial discussion and analysis contained in this Form 10-Q that are not historical facts are forward-looking statements. These statements discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to us, based on our current beliefs as well as assumptions made by us and information currently available to us. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “goals,” “if,” “intend,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” or other similar words, phrases or expressions. This includes, without limitation, our statements and expectations regarding any current or future recovery in our industry and our projections and estimates with respect to our planned restructuring activities.  Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation: the risks described in Item 1A and in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010; changes in the financial stability of our clients or the overall economic environment, resulting in decreased corporate spending and service sector employment; changes in relationships with clients; the mix of products sold and of clients purchasing our products; the success of new technology initiatives; changes in business strategies and decisions; competition from our competitors; our ability to recruit and retain an experienced management team; changes in raw material and commodity prices and availability; restrictions on government spending resulting in fewer sales to the U.S. government, one of our largest customers; our debt restrictions on spending; our ability to protect our patents, copyrights and trademarks; our reliance on furniture dealers to produce sales; lawsuits arising from patents, copyrights and trademark infringements; violations of environment laws and regulations; potential labor disruptions; adequacy of our insurance policies; the availability of future capital; the overall strength and stability of our dealers, suppliers, and customers; access to necessary capital; and currency and exchange rate fluctuations. The factors identified above are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement. Unpredictable or unknown factors could also have material adverse effects on us. All forward-looking statements included in this Form 10-Q are expressly qualified in their entirety by the foregoing cautionary statements. Except as required under the Federal securities laws and rules regulations of the SEC, we undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

The third quarter of 2011 represented the fifth consecutive quarter of year-over-year sales growth.  Net sales were $239.5 million for the quarter, an increase of 18.5% from the third quarter of 2010.   During the quarter, sales increased across all product categories with the largest increases occurring in office systems.  Diluted earnings per share in the third quarter of 2011 increased 178.6% to $0.39 per share when compared to $0.14 per share during the same period in the prior year.

For the quarter, gross margin decreased 50 basis points to 32.9% versus the comparable quarter of the prior year.  The decrease from the third quarter of 2010 largely resulted from material and transportation inflation.  When compared with the second quarter and first quarter of 2011 gross margin increased 80 basis points, and 190 basis points, respectively.  The increase in gross margin since the first quarter of 2011 can mainly be attributed to a more favorable customer mix, improved pricing from our February and July price increases, and improved factory efficiencies.

Our operating profit for the third quarter of 2011 was $25.0 million, an increase of $5.9 million, or 30.9%, over the same period in 2010.  Operating expenses for the quarter were $53.9 million, or 22.5% of sales, compared to $48.2 million, or 23.9% of sales, a year ago.  The increase in operating expenses during the third quarter of 2011 was in large part due to increased sales commissions and incentive compensation resulting from our growth in sales and profits.

During the third quarter we continued to aggressively reduce our outstanding debt as we were able to pay down an additional $13.1 million of our debt, bringing our total debt pay down for the year to $28.1 million.  We also paid a dividend of $0.10 per share during the quarter.

Favorable movements of foreign exchange on our intercompany balances benefited us in the third quarter of 2011.  Other income for the third quarter 2011 was $4.1 million which consisted of foreign exchange gains mostly on the Canadian dollar.  These foreign exchange gains may reverse in the fourth quarter of 2011 if the value of the Canadian dollar in relation to the U.S. dollar continues to rise as it has in October.  We also benefited this quarter from lower interest expense.  Interest expense for the quarter decreased $3.7 million when compared with the third quarter of 2010.  The decrease in interest expense is due to our lower outstanding debt and the expiration of our remaining two interest rate swap agreements on June 9, 2011.  See Note 5 of the condensed consolidated financial statements included in this quarterly report on Form 10-Q for further information regarding the interest rate swaps.

Our effective tax rate was 34.0% for the quarter, as compared to 36.3% for the same period last year.  The decrease in the effective tax rate is largely due to the mix of pretax income in the countries in which we operate.

Our operating performance continued to improve both year-over-year and sequentially during the third quarter of 2011.  We continue to see positive business activity as measured by pools of potential projects we are tracking.  We are encouraged by this activity as we head into the final quarter of the year and we expect to see margins improve in the fourth quarter as our customer mix continues to change from declining governmental business to higher-margin commercial projects.

Results of Operations

Comparison of the Three Months and Nine Months Ended September 30, 2011 and 2010

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(in thousands)
Consolidated Statement of Operations Data:
Sales	$239,543	$202,149	$699,052	$569,683
Gross profit	78,851	67,452	223,746	187,153
Restructuring charges	(18)	120	696	5,875
Operating income	25,015	19,109	69,255	40,457
Interest expense	1,226	4,877	8,615	13,440
Other income (expense), net	4,077	(4,274)	1,473	(3,369)
Income tax expense	9,477	3,618	21,547	6,417
Net Income	$18,389	$6,340	$40,566	$17,231

Statistical and Other Data:
Sales Growth from Comparable Prior Period	18.5%	11.5%	22.7%	(4.4)%
Gross Profit Margin	32.9%	33.4%	32.0%	32.9%

Sales

Sales for the third quarter of 2011 were $239.5 million, an increase of $37.4 million, or 18.5%, from sales of $202.1 million for the same period in the prior year.  Sales for the nine months ended September 30, 2011 were $699.1 million, an increase of $129.4 million, or 22.7%, over the first nine months of 2010.  The increase in sales for the three months and nine months ended September 30, 2011 was experienced across all product categories, with the largest gains occurring in office systems.

During the third quarter of 2011, sales to U.S., state and local governments continued to represent a large portion of our overall sales. We expect that sales to U.S., state and local governments will continue to be a large portion of our overall sales for the remainder of the year.  However, we expect year-over-over sales to the U.S., state and local governments will decline as these governments continue to deal with budgetary constraints.

Gross Profit and Operating Income

Gross profit for the third quarter of 2011 was $78.9 million, an increase of $11.4 million, or 16.9%, from gross profit of $67.5 million for the third quarter of 2010. Gross profit for the nine months ended September 30, 2011 was $223.7 million, an increase of $36.5 million, or 19.5%, from gross profit of $187.2 million for the same period in the prior year.  Operating income for the third quarter of 2011 was $25.0 million, an increase of $5.9 million, or 30.9%, from operating income of $19.1 million for the third quarter of 2010.  Operating income for the nine months ended September 30, 2011 was $69.3 million, an increase of $28.8 million, or 71.1%, from operating income of $40.5 million for the same period in 2010.  Operating income for the nine months ended September 30, 2011 includes restructuring charges totaling $0.7 million.  Operating income for the nine months ended September 30, 2010 includes restructuring charges totaling $5.9 million.  As a percentage of sales, gross profit decreased from 33.4% for the third quarter of 2010 to 32.9% for the third quarter of 2011. Operating income as a percentage of sales increased from 9.5% in the third quarter of 2010 to 10.4% for the same period of 2011.  For the nine months ended September 30, 2011 and 2010 gross profit as a percentage of sales was 32.0% and 32.9%, respectively.  Operating income as a percentage of sales increased from 7.1% in the first nine months of 2010 to 9.9% in the first nine months of 2011.

Operating expenses for the third quarter 2011 were $53.9 million, or 22.5% of sales, compared to $48.2 million, or 23.9% of sales, for the third quarter 2010.  Operating expenses for the nine months ended September 30, 2011 were $153.8 million or 22.0% of sales compared to $140.8 million or 24.7% of sales for the same period in 2010.  The increase in operating expense dollars for the quarter and nine months ended September 30, 2011 as compared with the prior year periods was in large part due to increased sales commissions and incentive compensation.

Interest Expense

Interest expense for the three and nine months ended September 30, 2011 was $1.2 million and $8.6 million, respectively, a decrease of $3.7 million and $4.8 million, respectively, from the same periods in 2010.  The decrease in interest expense for the periods noted above is mainly due to our lower outstanding debt and the expiration of our remaining two interest rate swap agreements on June 9, 2011.  See Note 5 of the condensed consolidated financial statements included in this quarterly report on Form 10-Q for further information regarding the interest rate swaps.  The annualized weighted average interest rate for the third quarter of 2011 was 1.7%. The annualized weighted average interest rate for the same period of 2010 was 6.7%.  The annualized weighted average interest rate for the nine months ended September 30, 2011 and 2010 was 4.2% and 5.8%, respectively.

Other Income (Expense), net

Other income for the third quarter of 2011 was $4.1 million, which primarily consisted of foreign exchange gains on favorable movement of the Canadian dollar.  Other expense for the third quarter of 2010 was $4.3 million, which consisted of $3.6 million of foreign exchange losses and $1.2 million of expense relating to the ineffective portion of our interest rate swaps partially offset by $0.5 million of miscellaneous income.  See Note 5 of the condensed consolidated financial statements for further information regarding the interest rate swap agreements.  For the nine months ended September 30, 2011, other income was $1.5 million, which included $2.1 million of foreign exchange gains partially offset by $0.6 million of miscellaneous expense.  For the nine months ended September 30, 2010, other expense was $3.4 million which included $2.6 million for foreign exchange losses and $1.2 million expense related to the ineffective portion of our interest rate swaps partially offset by $0.4 million of miscellaneous income.

Income Tax Expense

The Company’s income tax provision consists of federal, state and foreign income taxes.  The tax provisions for the three and nine months ended September 30, 2011 and 2010 were based on the estimated effective tax rates applicable for the full years ending December 31, 2011 and 2010, after giving effect to items specifically related to the interim periods.  The Company’s effective tax rate was 34.0% for the three months ended September 30, 2011 and 36.3% for the three months ended September 30, 2010.  The Company’s effective tax rate was 34.7% for the nine months ended September 30, 2011 and 27.1% for the nine months ended September 30, 2010. The increase in the effective tax rate for the nine months ended September 30, 2011 was due to a $2.5 million tax benefit related to foreign tax credits that were recorded during the second quarter of 2010.  The Company’s effective tax rate is also affected by the mix of pretax income and the different effective tax rates of the tax jurisdictions in which it operates.

Liquidity and Capital Resources

The following table highlights certain key cash flows and capital information pertinent to the discussion that follows:

	Nine Months Ended
	September 30, 2011	September 30, 2010
	(in thousands)
Cash provided by operating activities	$31,124	$51,519
Capital expenditures	9,583	3,936
Cash used in investing activities	9,733	4,249
Purchase of common stock for treasury	13,881	5,569
Net repayments of revolving credit facility	28,000	40,000
Payment of dividends	12,022	2,738
Proceeds from the issuance of common stock	13,006	5,578
Cash used for financing activities	39,696	42,668

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

Year-to-date net cash provided by operations was $31.1, million of which $57.6 million was provided from net income plus non-cash amortizations and stock based compensation and $26.5 million resulted from unfavorable changes in assets and liabilities primarily accounts payable.  For the nine month period September 30, 2010, cash provided by operations was $51.5 million of which $43.4 million was provided from net income plus non-cash amortizations and stock based compensation, and $8.1 million of favorable changes in assets and liabilities primarily accounts payable, deferred income taxes, and other current liabilities.  Included in the $43.4 million provided from net income plus non-cash amortizations and stock based compensation is a $2.3 million write off of fixed assets due to restructuring and $1.2 million related to the change in fair value of the ineffective portion of our interest rate swaps.

For the nine month period ended September 30, 2011, we used available cash, including the $31.1 million of net cash from operating activities, to pay down debt of $28.1 million net, fund $9.6 million in capital expenditures, fund dividend payments to shareholders totaling $12.0 million, and fund working capital.

For the nine month period ended September 30, 2010, we used available cash, including the $51.5 million of net cash from operating activities, and $5.6 million of proceeds from the issuance of common stock, to pay down debt of $40.1 million net, fund $3.9 million in capital expenditures, repurchase $5.6 million of common stock for treasury, fund dividend payments to shareholders totaling $2.7 million, and fund working capital.

Cash used in investing activities was $9.7 million for the nine month period ended September 30, 2011 and $4.2 million for the same period in 2010. Fluctuations in cash used in investing activities are primarily attributable to the levels of capital expenditures.  The increase in capital expenditures year-over-year is in large part due to expenditures on infrastructure related to information technology as we have begun to implement a new enterprise resource planning system.

We use our existing secured $500.0 million revolving credit facility in the ordinary course of business to fund our working capital needs, and at times make significant borrowings and repayments under the facility depending on our cash needs and availability at such time.  This facility matures in June 2013 and provides us with the option to increase the size of the facility by up to an additional $200.0 million, subject to the satisfaction of certain terms and conditions.  As of September 30, 2011, there was approximately $217.0 million outstanding under the facility, compared to $245.0 million outstanding under the facility as of December 31, 2010.  Borrowings under the revolving credit facility may be repaid at any time, but no later than June 2013.

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

ITEM 3.                                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We provided a discussion of our market risk in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2010.  During the first nine months of 2011, there was no substantive change in our market risk except for the items noted below.  This discussion should be read in conjunction with Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2010.

During the normal course of business, we are routinely subjected to market risk associated with interest rate movements and foreign currency exchange rate movements. Interest rate risk arises from our debt obligations and foreign currency exchange rate risk arises from our non-U.S. operations and purchases of inventory from foreign suppliers.

We have risk in our exposure to certain material and transportation costs. Steel, leather, wood products and plastics are all used in the manufacture of our products. During the third quarter of 2011, we were impacted by higher steel and petroleum prices.  Raw materials inflation was approximately $3.7 million and transportation inflation was approximately $1.1 million during the quarter.  We continue to work to offset these price changes in raw materials and transportation through our global sourcing initiatives, cost improvements, improved factory efficiencies, and price increases to our products.

Interest Rate Risk

We have variable rate debt obligations that are denominated in U.S. dollars. A change in interest rates impacts the interest incurred and cash paid on our variable-rate debt obligations.

We sometimes use interest rate hedge agreements for other than trading purposes in order to manage our exposure to fluctuations in interest rates on our variable-rate debt. In May of 2008, we entered into four interest rate swap agreements in order to manage our interest rate risk. Each agreement hedged a notional amount of $150.0 million of our $500.0 million revolving credit facility. Two of the agreements were effective from June 9, 2009 through June 9, 2010 and the other two were effective from June 9, 2010 through June 9, 2011.  Fluctuations in LIBOR affected both our net financial instrument position and the amount of cash to be paid or received by us, if any, under these agreements. See Note 5 of the condensed consolidated financial statements included in this quarterly report on Form 10-Q for further information regarding the interest rate swaps.  There were no interest rate hedge agreements outstanding as of September 30, 2011.

Foreign Currency Exchange Rate Risk

We manufacture our products in the United States, Canada and Italy, and sell our products primarily in those markets as well as in other European countries. Our foreign sales and certain expenses are transacted in foreign currencies. Our production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. Additionally, as we report currency in the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the Canadian dollar and the Euro. Approximately 12.8% of our revenues for the nine months ended September 30, 2011 and 14.9% in the same period for 2010, and 33.0% of our cost of goods sold for the nine months ended September 30, 2011 and 34.7% in the same period for 2010, were denominated in currencies other than the U.S. dollar.  Foreign currency exchange rate fluctuations resulted in a $4.1 million transaction gain for the third quarter of 2011 and a $3.6 million transaction loss for the same period of 2010.  For the nine months ended September 30, 2011 and 2010, foreign exchange rate fluctuations included in other income resulted in a $2.1 million translation gain and a $2.6 million translation loss, respectively.  Without giving effect to any foreign currency contracts or hedges we may enter into from time to time, a $0.01 increase in the value of the Canadian dollar will result in approximately an $0.8 million increase in other expense.

From time to time, we enter into foreign currency forward exchange contracts and foreign currency option contracts for other than trading purposes in order to manage our exposure to foreign exchange rates associated with short-term operating receivables of a Canadian subsidiary that are payable by our U.S. operations. The terms of these contracts generally establish a range for the Canadian Dollar exchange rate.  If the exchange rate finishes outside of this range on the valuation date of the contract the Company will either receive or owe payment to the counterparty.  The fair value of the contracts are calculated based upon the notional amount times the deviation in the Canadian dollar exchange rate outside of the established range.  Changes in the fair value of such contracts are reported in earnings in the period the value of the contract changes.  See Note 5 of the condensed consolidated financial statements included in this quarterly report on Form 10-Q for further information regarding the foreign currency contracts.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report (September 30, 2011) (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, our principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. Our principal executive officer and principal financial officer also conducted an evaluation of our internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended September 30, 2011 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended September 30, 2011.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

During the first three quarters of 2011, there have been no new material legal proceedings or changes in the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 1A. RISK FACTORS

During the first three quarters of 2011, there were no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities

The following is a summary of share repurchase activity during the three months ended September 30, 2011.

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

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as part of publicly Announced Plans or Programs		Maximum Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1)
July 1, 2011 – July 31, 2011	—		—	—		32,352,413
August 1, 2011 – August 31, 2011	7,799		14.85	7,799	(2)	32,352,413
September 1, 2011 – September 30, 2011	6,732	(3)	14.24	—		32,352,413
Total	14,531			14,531

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

(3)          On September 6, 2011, 16,667 shares of outstanding restricted stock vested.  Concurrently with the vesting, 6,732 shares were forfeited by the holder of the vested restricted shares to cover applicable taxes paid on the holder’s behalf by the Company.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2011, and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three and nine-months ended September 30, 2011 and September 30, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the nine-months ended September 30, 2011 and September 30, 2010, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*           Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOLL, INC.
(Registrant)

Date: November 9, 2011
By:	/s/ Andrew B. Cogan
Andrew B. Cogan
Chief Executive Officer

Date: November 9, 2011
By:	/s/ Barry L. McCabe
Barry L. McCabe
Chief Financial Officer
(Chief Accounting Officer and Controller)