Form 10-K
period 2011-12-31
KNOLL INC
filed 2012-02-29
CIK 1011570

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐    No ☒

         As of June 30, 2011, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $894,569,000 based on the closing sale price as reported on the New York Stock Exchange.

         As of February 24, 2012 there were 47,963,143 shares (including 1,383,552 shares of non-voting restricted shares) of the Registrant's common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive Proxy Statement for its 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this report on Form 10-K to the extent stated therein.

PART I

ITEM 1.    BUSINESS

General

        We are a leading designer and manufacturer of workplace furnishings, textiles and fine leathers. For over a decade now we have been building a diversified design-driven product portfolio and flexible business model that can perform in various business cycles. Our commitment to innovation and modern design has yielded a comprehensive portfolio of products designed to provide enduring value and help clients shape their workplaces with imagination and vision. Our products are recognized for high quality and a sophisticated image and are targeted at the middle to upper end of the market. We sell our products primarily in North America through a direct sales force of approximately 260 professionals and a broad network of approximately 260 independent dealers. Our distinctive operating approach has driven industry leading operating income margins among our primary publicly-held competitors.

        Since our founding in 1938, we have been recognized worldwide as a design leader within our industry. Our products are exhibited in major art museums worldwide, including more than 50 pieces in the permanent Design Collection of The Museum of Modern Art in New York. This legacy continues to flourish today and is embodied in an ambitious series of new products that reflect forward thinking ideas about design and workplace performance, among them: Generation by Knoll®, highly innovative task seating; MultiGeneration by Knoll®, multipurpose seating for collaborative environments; Reff® Profiles, furnishings for the contemporary private office; and Antenna® Workspaces, a new approach for individual and group work spaces. In 2011, we were honored to receive the Smithsonian Museum's Cooper-Hewitt National Design Award for Corporate and Institutional Achievement, celebrating our design legacy.

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

        Our management evaluates the company as three reporting segments: (i) Office; (ii) Studio; and (iii) Coverings; The Office segment includes systems, seating, storage, tables, desks and KnollExtra® ergonomic accessories as well as the international sales of our North American Office products. The Studio segment includes our KnollStudio® division and the Company's European subsidiaries which primarily sell KnollStudio products. The KnollStudio portfolio includes a range of lounge seating, side, café and dining chairs, barstools, and conference, dining and occasional tables. The Coverings segment includes, KnollTextiles®, Spinneybeck® (including Filzfelt TM), and Edelman® Leather. These businesses serve a wide range of customers offering high quality textiles, felt, and leather. When we refer to our "specialty" products or businesses in this report, we are referring to our Studio and Coverings segments. See below for a further discussion of the individual businesses within each segment.

        For further information regarding our segments, see note 17 in the accompanying financial statements.

        All trademarks used in this annual report on Form 10-K that are not owned by us or our affiliates are the property of their respective owners.

Products

        We offer a comprehensive and expanding portfolio of high quality office furniture, textiles and leathers across five product categories: (i) office systems, which are typically modular and moveable workspaces with functionally integrated panels or table desks, worksurfaces, pedestals and other storage units, power and data systems and lighting; (ii) office seating; (iii) files and storage; (iv) desks, casegoods and tables; and (v) specialty products, including high image side chairs, sofas, desks and tables for the office and home, textiles, accessories, leathers and related products;. Historically, we have derived most of our revenues from office systems and from specialty products including our KnollStudio collection of signature design classics furnishings, KnollTextiles fabrics, Spinneybeck leathers, and Edelman leathers. However, in recent years, we have significantly expanded our product offerings in seating, files and storage, casegoods and tables and have reduced our dependence on office systems by further growing our specialty businesses.

Office Segment:

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

        Our systems furniture product lines include the following panel and desk-based planning models:

Antenna® Workspaces

        Introduced in 2010, Antenna Workspaces by Masamichi Udagawa and Sigi Moeslinger, principals of Antenna Design, is a new approach to workplace design that reflects the freedom and mobility people seek in today's office. Antenna Workspaces considers the growing variety of settings where work takes place and blends desks, tables, storage units and screens to create intuitive solutions for individuals and groups. In the process, Antenna Workspaces suggests connections and boundaries between diverse work areas and establishes a new way to shape space, simplifying transitions between individual and group work. Antenna Workspaces has received recognition for its novel approach to office planning, including in 2010, at NeoCon®, our national industry tradeshow, a Best of NeoCon® innovation award.

Reff® Profiles

        In 2010, Reff Profiles debuted, building on the Reff flagship wood systems platform. Throughout its history, Reff has combined the high performance capabilities of panel-based systems furniture with the refined elegance of wood casegoods, showcasing sophisticated all-wood construction and precisely crafted detail. Reff Profiles extends those capabilities, with new aesthetic options, enhanced storage for materials and technology, and simple user access to power and data needs. Reff Profiles is available in an extensive range of veneers, laminates, glass, and metal options that can be used interchangeably in private offices and as freestanding or panel-based furnishings for the open office. During 2011, the Reff Profiles line expanded, with a new scope of administrative workstations and reception desks that allows a single product line to support a broad set of product applications within a workplace.

AutoStrada®

        Introduced in 2004, AutoStrada is one of the most comprehensive office concepts that we have developed. AutoStrada provides aesthetic and functional alternatives to traditional panel-based and desk-based systems furniture with four planning models that combine high-performance furniture with the look of custom millwork. The AutoStrada spine-based, storage-based, wall-based and collaborative/open table planning models leverage a consistent design aesthetic to create a distinctively modern aesthetic in both open plan and private office environments. Whether an office requires a high performance open plan system, architectural casegoods, progressive private office furniture or a collaborative "big table" concept, AutoStrada provides a solution. In 2004, AutoStrada received a silver Best of NeoCon® award.

Dividends Horizon®

        Dividends Horizon, introduced in 2007, extends the Dividends portfolio of workplace solutions introduced in 1998 with new planning opportunities for the individual workstation, focusing on new materials and furniture that evolve the office landscape with a layered approach to furniture design. Focusing on exceptionally light and transparent materials and practical, personalized storage solutions, Dividends Horizon creates rich spatial environments for the contemporary workspace. Dividends Horizon received a silver 2007 Best of NeoCon® award. The system's enduring success is based on a straightforward, versatile frame-and-tile construction, featuring a universal panel frame. Removable panel inserts, which can be ordered in fabric, steel, glass or as marker boards, meet a range of clients' design and budgetary needs. The Dividends Horizon panel frame enables clients to utilize either monolithic, tiled or beltway panel type for applications throughout the workplace, and power and data access may be located virtually anywhere on the panel.

Morrison™

        Our Morrison furniture system was introduced in 1986 and continues to be one of our most proven product offerings. Morrison meets essential power and data requirements for panel and desk-based planning and private offices, and offers one of the broadest ranges of systems performance in the industry. Morrison has been upgraded periodically with interchangeable enhancements from its Morrison Network, Morrison Access and Morrison Options lines. In addition, Morrison integrates with Currents® (described below) to provide advanced wire management capabilities, as well as with our Calibre® and Series 2 desks, pedestals, lateral files, overhead storage cabinets and architectural towers to provide compatible, cost-effective panel and desk-based solutions.

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

Currents®

        Our award-winning and innovative Currents system provides advanced power and data capabilities to organizations that require maximum space-planning freedom, advanced technology support and the mobility of freestanding furniture. The groundbreaking Currents service wall divides space and manages technology. A related product, Fence, provides comparable performance for low horizon settings. Currents and Fence may be used in tandem with existing Knoll systems furniture, removing the constraints imposed by conventional panel system, along with competitors' systems and freestanding furniture.

Seating

        We continuously research and assess the general landscape of the office seating market, and tailor work chair product development initiatives to enhance our competitive position for ergonomics, aesthetics, comfort and value. We believe that the result of these efforts is an increasingly innovative, versatile seating collection consistent with the Knoll brand.

        Key client criteria in work chair selection include superior ergonomics, aesthetics, comfort, quality and affordability, all of which are consistent with our strengths and reputation. We believe that we offer an excellent and fully competitive line-up of chairs at a range of price points and performance levels and constructed from varying materials, including mesh, polymers, and upholstery. In 2010, we again expanded our range of seating with MultiGeneration by Knoll, companion side chairs to the award-winning Generation by Knoll task chair. MultiGeneration offers two multipurpose chair options: stacking and a novel "hybrid" version, both offering a level of comfort and unrestrained movement unusual in the side seating category.

        Our principal seating product lines include:

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

        The family of Essentials Work Chairs, introduced in 2005-07, offers the ergonomic comfort and appeal of fully upholstered task chairs at a significant value. Essentials Work Chairs' Pro™, Tech™, and Sport™ models offer a comprehensive range of four task and two side chairs suitable to any office style from the traditional to the progressive.

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

Template®

        In 2009, we introduced the Template Storage System, offering an economical approach to workplace planning, using vertical storage units to divide and define workspaces. In doing so, the product's compact 15 inch deep footprint consolidates storage while reducing the overall size of an individual workspace, saving clients both money and space. Template can be combined with Dividends Horizon, Antenna Workspaces, and other Knoll systems to expand its planning capabilities.

Desks, Casegoods, and Tables

        We offer collections of adjustable tables as well as meeting, conference, training, dining, and café tables for large scale projects and stand-alone desks and table desks. These items are also sold as stand-alone products through our Knoll dealers to businesses with smaller requirements.

        Our Interaction™ and Upstart® product lines include adjustable, work, meeting, conference and training tables. These product lines range from independent tables to tables suitable for workstations that support individual preferences for computer and writing heights to plannable desks that can be linked together to build and reshape larger work areas. Additionally, Interaction tables are designed to be compatible with Dividend Horizons, Equity, Morrison and Reff Profiles office systems. During 2011, the Company expanded the Antenna Workspaces scope to include a series of small meeting and conference tables.

        Our principal desk product lines, detailed to meet the needs of the contemporary office, offer traditional wood casegoods construction synonymous with the Knoll standard of quality. These desk product lines include Magnusson® and The Graham Collection® (introduced in 2007) and are designed especially to serve the day-to-day wood casegoods requirements of our customers.

KnollExtra®

        KnollExtra offers accessories that complement Knoll office furniture products, including technology support accessories, desktop organizational tools, lighting and storage. KnollExtra integrates technology comfortably into the workplace, meeting the increased demand for flat panel monitor supports and central processing unit holders, which deliver adjustability and space savings. During 2009, KnollExtra introduced the Sapper™ Monitor Arm Collection, designed by renowned industrial designer Richard Sapper. The collection provides a clean, modern solution to technology challenges in the modern workplace and has been accepted into the permanent collection of New York's Museum of Modern Art. During 2011, KnollExtra expanded the scope of this fast-growing product line.

        The Office segment accounted for approximately 72.0% of our sales in 2011, 69.4% of our sales in 2010 and 70.8% of our sales in 2009.

Studio Segment:

        KnollStudio is a renowned source for classic modern furniture and spirited new designs of unparalleled quality for the workplace, home, hotels, restaurants and government and educational institutions. The KnollStudio portfolio includes a range of lounge seating; side, café and dining chairs; barstools; and conference, dining and occasional tables. KnollStudio has a long history of working with celebrated architects and designers from around the world, including Ludwig Mies van der Rohe, Marcel Breuer, Eero Saarinen, Isamu Noguchi, Warren Platner, Frank Gehry, Maya Lin, Jens Risom, Kazuhide Takahama, and Ross Lovegrove. In addition, KnollStudio manufactures a collection of original furniture designs by Florence Knoll. In 2008, KnollStudio collaborated with Milanese architect Cini Boeri on a collection of lounge furnishings and with New York interior designer Joseph Paul D'Urso on a lounge collection. Both designers were renewing relationships with Knoll that had begun with signature collections decades ago. In 2009, KnollStudio introduced the Jehs & Laub Lounge Collection, sculpted seating reflecting contemporary lifestyles.

        In 2004, KnollStudio established Knoll Space as a formalized sales program for the retail market, making it easier for consumers to bring the best of Knoll furnishings into their home and home office. The program consists of independent specialty retailers and e-tailers nationwide that sell our iconic modern classics and selected contemporary designs as well as selected products with crossover home office appeal. Through this program we sell our KnollStudio and other selected Knoll products through approximately 50 retailers, with an aggregate of over 100 locations in the United States and Canada.

        Our studio segment includes the Knoll Europe businesses. Knoll Europe provides products and services primarily to our European clients, whose aesthetics and styles can be different from our North America clients. A majority of Knoll Europe's business is Knoll Studio products, but Knoll Europe also offers a product profile that enables our customers to purchase a complete office environment. In addition, we offer certain products designed specifically for the European market. In 2006, we introduced the Wa™ desking system. Wa™ reinvents desks and storage through its design and construction in a linear and well proportioned modern vernacular. Our presence in the European market provides strategic positioning with clients that have international offices where they would like to maintain their Knoll facility standard. In addition to working with North American clients' international offices, we also have a local European client base.

        In Europe, the core product categories include: (i) KnollStudio; (ii) desk systems, including the Wa™ desking system, the KnollScope®, and the PL1 ™ system; (iii) seating, including a comprehensive range of chairs; and (iv) storage units, which are designed to complement Knoll desk products.

        The Studio segment accounted for approximately 16.6% of our sales in 2011, 18.8% of our sales in 2010 and 17.3% of our sales in 2009.

Coverings Segment:

        Our Coverings segment consists of (i) KnollTextiles, (ii) Spinneybeck Leather (including Filzfelt products), and (iii) Edelman Leather.

        KnollTextiles was established in 1947 to create high-quality textiles for Knoll furniture and offers upholstery, panel fabrics, wallcoverings and drapery that harmonize color, pattern and texture. KnollTextiles offers products for corporate, hospitality, healthcare and residential interiors. KnollTextiles products are used in the manufacture of Knoll furniture and are sold to clients for use in other manufacturers' products. In 2008, KnollTextiles introduced Knoll Luxe®, a new brand of fashion forward textiles created by KnollTextiles creative director Dorothy Cosonas. In 2010, along with the ongoing contributions of designer Suzanne Tick, the division launched a Knoll Luxe collection by the celebrated fashion designers Rodarte. For each of the past eight years, KnollTextiles has received Best of Neocon® gold awards, including 2010 for the Rodarte Collection. In order to open new distribution channels and reach new customers, KnollTextiles recently opened a residential showroom in the D&D building in New York City. KnollTextiles also transformed their website into a true e-commerce platform where customers can request samples and purchase products on-line. In 2011, KnollTextiles was honored with a retrospective of its work exhibited at the Bard Graduate Center for Decorative Arts (BGC) in New York City, and a companion book, KnollTextiles, 1945-2010, published by Yale University Press.

        Spinneybeck Enterprises, Inc., or Spinneybeck, our wholly owned subsidiary, offers leathers and related products, including leather rugs and wall panels. Spinneybeck supplies high-quality upholstery leather for use on Knoll furniture and for sale directly to clients, including other office furniture manufacturers, upholsterers, aviation, custom coach and boating manufacturers.

        Edelman Leather LLC, or Edelman, our wholly owned subsidiary, supplies fine leathers to residential, hospitality, aviation and contract office furniture markets. Edelman,offers a broad residential showroom network where designers, and retail consumers can sample our products.

        Filzfelt, a division of Spinneybeck, distributes German-milled 100% wool design felt in 58 colors and five thicknesses and offers a wide range of felt products and full custom capabilities. A biodegradable and renewable material, wool felt is naturally moisture resistant, self-extinguishing, non-directional, available in lightfast and water resistant colors, and provides thermal and acoustic insulation. Filzfelt was acquired on December 30, 2011.

        The Coverings segment accounted for approximately 11.4% of our sales in 2011, 11.8% of our sales in 2010 and 11.9% of our sales in 2009.

Product Design and Development

        Our design philosophy reflects an historical commitment to partnering with preeminent industrial designers and architects to commercialize products that delight and inspire. By combining the designers' creative vision with our commitment to developing innovative products that address changing business needs, we continue to generate strong demand while cultivating brand loyalty among target clients. Our enviable history of nurturing design partner relationships attracts the world's leading designers. In addition, these collaborations are consistent with our commitment to a lean organization and incentive-based compensation, by utilizing a variable royalty-based fee as opposed to the fixed costs typically associated with a larger in-house design staff.

        Office and Studio product Development relies upon a New Product Commercialization Process to ensure quality and consistency of our methodology, reducing product development cycle time without sacrificing quality objectives. We use Pro/ENGINEER® solids modeling tools and rapid prototyping technology to compress development cycles and to improve responsiveness to special requests for customized solutions. Working closely with the designers during the early phases of development provides critical focus to yield the most viable products, balancing innovative modern design with practical function. Cross-functional teams are employed for all major development efforts with dedicated leaders who facilitate a seamless flow into manufacture while aggressively managing cost and schedule opportunities. Increasingly, total environmental impact is factored into product material and manufacturing process decisions.

        Research and development expenses, which are expensed as incurred, were $15.4 million for 2011, $14.6 million for 2010, and $14.4 million for 2009.

Sales and Distribution

        We generate sales with our direct sales force and a network of independent dealers (primarily in the Office segment), who jointly market and sell our products. We generally rely on these independent dealers to also provide a variety of important specification, installation and after-market services to our clients. Our dealers generally operate under one-year, non-exclusive agreements. Our Studio and

Coverings segments market and sell products with their own internal sales people, who often work closely with our Office salesforce. We also sell our Studio products through a network of independent retailers.

        Our clients are typically Fortune 1000 companies, governmental agencies and other medium to large sized organizations in a variety of industries including financial, legal, accounting, education, healthcare and hospitality. Our Coverings segment also markets and sells products to private aviation, marine and luxury coach industries. Our direct sales force and independent dealers in North America work in close partnership with clients and design professionals to specify distinctive work environments. Our direct sales representatives, in conjunction with the independent dealers, sell to and call directly on key clients. Our independent dealers also call on many other medium and small sized clients to provide seamless sales support and client service. We have an over $7.9 billion installed base of office systems, which provides a strong platform for recurring and add-on sales. "Installed base" refers to the amount of office systems product we have sold in North America during the previous fifteen years.

        Our products and knowledgeable sales force have generated strong brand recognition and loyalty among architects, designers and corporate facility managers, all of whom are key decision makers in the furniture purchasing process. Our strong relationships with architects and design professionals help us stay abreast of key workplace trends and position us to better meet the changing needs of clients. For example, we have invested in training all of our architect and designer specialists as Leadership in Energy and Environmental Design ("LEED®") accredited professionals to help clients better address environmental issues that arise in the design of the workplace.

        We have aligned our sales force to target strategic areas of opportunity. For example, our healthcare division was created to target healthcare related businesses. We have also placed sales representatives and technical specialists into certain dealerships to support programs such as Knoll Essentials, which is described below.

        In addition to coordinating sales efforts with the sales representatives, our dealers generally handle project management, installation and maintenance for client accounts after the initial product selection and sale. Although many of these dealerships also carry products of other manufacturers, they have agreed not to act as dealers for our principal direct competitors. We have not experienced significant dealer turnover. Our dealers' substantial commitment to understanding our product lines, and their strong relationships with us, serve to discourage dealers from changing vendor affiliations. We are not significantly dependent on any one dealer, the largest of which accounted for approximately 5.2%, 6.2% and 11.0% of our North American sales in 2011, 2010 and 2009, respectively.

        We provide product training for our sales force and dealer sales representatives, who make sales calls primarily to small to medium sized businesses. As part of our commitment to building relationships with our dealer sales representatives, we introduced the Knoll Essentials program in January 2004. Knoll Essentials is a catalog program developed in response to dealer requests for a consolidated, user-friendly selling tool for day-to-day systems, seating, storage, and accessory products. The Knoll Essentials program includes dealer incentives to sell our products. We also employ a dedicated team of dealer sales representatives to work with our dealerships.

        Excluding sales to governmental agencies, no single end-user customer represented more than 3.8% of our North American sales during 2011. Sales to U.S., state and local government agencies aggregated approximately 19.5% of our consolidated sales in 2011, with no single U.S. government agency accounting for more than 0.7% of consolidated sales. The U.S. government typically can terminate or modify any of its contracts with us either for its convenience or if we default by failing to perform under the terms of the applicable contract.

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

        In 2010, we initiated a plan to better utilize our North American manufacturing capacity, eliminate duplication of capabilities and reduce associated costs. This plan was completed in 2011.

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

Competition

        The markets, in which we compete, are highly competitive. We compete on the basis of (i) product design, including performance, ergonomic and aesthetic features, (ii) product quality and durability, (iii) relationships with clients, architects and designers, (iv) strength of dealer and distributor network,

(v) on-time delivery and service performance, (vi) commitment to environmental standards by offering products that help clients achieve LEED® certified facilities and minimize environment impact, and (vii) price. We estimate that we had an approximate 8.2% market share in the U.S. office furniture market in 2011.

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

Patents and Trademarks

        We consider securing and protecting our intellectual property rights to be important to the business. We own approximately 48 active U.S. utility patents on various components used in our products and systems and approximately 51 active U.S. design patents. We also own approximately 168 patents in various foreign countries. The scope and duration of our patent protection varies throughout the world by jurisdiction and by individual product. In particular, patents for individual products extend for varying periods of time according to the date a patent application is filed, the date a patent is granted and the term of patent protection available in the jurisdiction granting the patent (generally twenty years from the date of filing in the U.S, for example). We believe that the duration of the applicable patents we are granted is adequate relative to the expected lives of our products. We own approximately 61 trademark registrations in the U.S., including registrations to the following trademarks, as well as related stylized depictions of the Knoll word mark: Knoll®, KnollStudio®, KnollExtra®, Good Design Is Good Business®, A3®, Autostrada®, Calibre®, Currents®, Dividends®, Equity®, Parachute®, Propeller®, Reff®, RPM®, Spinneybeck®, Edelman® Leather , Upstart®, Generation by Knoll®, MultiGeneration by Knoll®, Regeneration by Knoll®, KnollTextiles®, and Knoll Luxe®. We also own approximately 185 trademarks registered in foreign countries including the LIFE® trademark which was purchased in December 2006. The scope and duration of our trademark protection varies throughout the world, with some countries protecting trademarks only as long as the mark is used, and others requiring registration of the mark and the payment of registration (generally ten years from the date of filing in the U.S., for example). In order to protect the indefinite duration, we make filings to continue registration of our trademarks.

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

Backlog

        Sales backlog represents orders we have accepted but which have not yet shipped. Our sales backlog was $181.2 million at December 31, 2011, $196.6 million at December 31, 2010 and $153.0 million at December 31, 2009. We manufacture substantially all of our products to order and expect to fill substantially all outstanding unfilled orders within the next twelve months. As such, backlog is not a significant factor used to predict our long-term business prospects.

Foreign and Domestic Operations

        Our principal manufacturing operations and markets are in North America, and we also have manufacturing operations and markets in Europe. Our sales to clients and net property, plant and equipment are summarized by geographic areas below. Sales to clients are attributed to the geographic areas based on the point of sale.

	United States	Canada	Europe	Consolidated
	(in thousands)
2011
Sales to clients	$797,834	$44,225	$80,141	$922,200
Property, plant, and equipment, net	77,230	29,110	15,452	121,792
2010
Sales to clients	$688,914	$34,267	$86,286	$809,467
Property, plant, and equipment, net	75,228	31,435	15,556	122,219
2009
Sales to clients	$688,664	$26,831	$64,538	$780,033
Property, plant, and equipment, net	83,291	33,112	18,642	135,045

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

Employees

        As of December 31, 2011, we employed a total of 3,121 people, consisting of 1,911 hourly and 1,210 salaried employees. The Grand Rapids, Michigan plant is the only unionized plant within North America and has an agreement with the Carpenters Union, Local 1615, of the United Brotherhood of Carpenters and Joiners of America, Affiliate of the Carpenters Industrial Council (the "Union"), covering approximately 210 hourly employees. The Collective Bargaining Agreement was entered into on August 27, 2011 and expires April 30, 2015. From time to time, there have been unsuccessful efforts to unionize at our other North American locations. We believe that relations with our employees are good. Nonetheless, it is possible that our employees may continue attempts to unionize. Certain workers in the facilities in Italy are also represented by unions. We have experienced brief work stoppages from time to time at our plants in Italy, none of which have exceeded eight hours. Work stoppages are relatively common occurrences at many Italian manufacturing plants and are usually related to national or local issues, not necessarily related specifically to Knoll. We had five such work stoppages in 2011, with a duration of 40 hours in total. None of these work stoppages were unique to us, and these work stoppages have not materially affected our performance.

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

        Our sales are significantly impacted by the level of corporate spending primarily in North America, which, in turn, is a function of the general economic environment. In a recessionary economy like we have experienced in recent history, business confidence, service-sector employment, corporate cash flows and non-residential commercial construction decrease, which typically leads to a decrease in demand for office furniture. In addition, a recessionary economy may also result in saturation of the market by "just new" used office systems, leading to a decrease in demand. Sales of office systems, which have historically accounted for almost half of our revenues, represent longer term and higher cost investments for our clients. As a result, sales of office systems are more severely impacted by decreases in corporate spending than sales of coverings, studio products, seating, files and storage and casegoods, and demand for office systems typically takes longer to respond to an economic recovery.

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

        In recent history, the global capital and credit markets have experienced a period of unprecedented turmoil and upheaval, characterized by the bankruptcy, failure, collapse or sale of various financial institutions. Our ability to access capital may be restricted at a time when we would like, or need, to access financial markets. In addition, interest rate fluctuations, financial market volatility or credit market disruptions may negatively affect our customers' and our suppliers' ability to obtain credit to finance their businesses on acceptable terms. As a result, our customers' needs and ability to purchase our products or services may decrease, and our suppliers may increase their prices, reduce their output or change their terms of sale. If our customers' or suppliers' operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, our customers may not be able to pay, or may delay payment of, accounts receivable owed to us, and our suppliers may restrict credit or impose different payment terms on us. Inability of customers to pay us for our products and services, or demands by suppliers for different payment terms, may adversely affect our earnings and cash flow.

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

        We require substantial amounts of raw materials, which we purchase from outside sources. Steel, plastics, wood related materials, and leather are the main raw materials used in our products. The prices and availability of raw materials are subject to change or curtailment due to, among other things, the supply of, and demand for, such raw materials, changes in laws or regulations, including duties and tariffs, suppliers' allocations to other purchasers, interruptions in production by raw materials or component parts suppliers, changes in currency exchange rates and worldwide price levels. We can be significantly impacted by price increases in these raw materials.

        Although no supplier is the only available source for a particular component or raw material, some of our products and components are extremely specialized and, therefore, it can take a significant amount of time and money to move from one supply source to another. Failure to obtain raw materials and components on a timely basis, or significant delays or interruptions in the supply of raw materials or components, could prevent us from being able to produce products ordered by our clients in a timely fashion, which could have a negative impact on our reputation and our dealership network, and could cause our sales to decline.

We are affected by the cost of energy and increases in energy prices could reduce our margins and profits.

        The profitability of our operations is sensitive to the cost of energy through our transportation costs, the cost of petroleum-based materials, like plastics, and the cost of operating our manufacturing facilities. Energy costs have been volatile in recent years due to changes in global supply and demand. Although we have been successful in countering energy price increases, primarily through our global sourcing initiatives and continuous improvement programs, we have not been able to offset these costs entirely. The recent increases in energy prices have negatively impacted our gross margins and profitability for 2011 and may continue in the future.

We rely upon independent furniture dealers, and a loss of a significant number of dealers could affect our business, financial condition and results of operations.

        We rely on a network of independent dealers for the joint marketing of our products to small and mid-sized accounts, and to assist us in the marketing of our products to large accounts. We also rely upon these dealers to provide a variety of important specification, installation and after-market services to our clients. Our dealers operate, generally, under one-year, non-exclusive agreements. There is nothing to prevent our dealers from terminating their relationships with us. In addition, individual dealers may not continue to be viable and profitable and may suffer from the lack of available credit. While we are not significantly dependent on any single dealer, our largest dealer accounted for 5.2% of our North American sales in 2011. If dealers go out of business or are restructured, we may suffer losses because they may not be able to pay us for products previously delivered to them. The loss of a dealer relationship could also negatively affect our ability to maintain market share in the affected geographic market and to compete for and service clients in that market until a new dealer relationship is established. Establishing a viable dealer in a market can take a significant amount of time and resources. The loss or termination of a significant dealer or a significant number of dealer relationships could cause significant difficulties for us in marketing and distributing our products, resulting in a decline in our sales.

Currently one of our largest clients is the U.S. government, a relationship which is subject to uncertain future funding levels and federal procurement laws and requires restrictive contract terms; any of these factors could curtail current or future business.

        For the year ended December 31, 2011, we derived approximately 15.2% of our revenue from sales to various agencies and departments within the U.S. government. Our ability to compete successfully for and retain business with the U.S. government is highly dependent on cost-effective performance and compliance with complex procurement laws. Until recently, federal procurement laws required government agencies to purchase furniture products from Federal Prison Industries, Incorporated. If these or similar laws would be re-instituted, it would make it more difficult for us to sell our furniture to agencies and departments of the U.S. government.

        In addition, the U.S. government typically can terminate or modify its contracts with us either for its convenience or if we default by failing to perform under the terms of the applicable contract. A termination arising out of our default could expose us to liability and impede our ability to compete in the future for contracts and orders. Furthermore, if we were found to have committed fraud or certain criminal offenses, we could be suspended or debarred from all further government contracting. Given the percentage of our revenues represented by sales to the U.S. government in 2011, any factors that would negatively impact our relationship with the U.S. government would adversely impact our sales and results of operations.

        Given the significance of our governmental business, we are sensitive to decreases in governmental spending. Federal, state and local government budgets have experienced deficits recently and are under significant pressure to reduce spending. These spending pressures have resulted in, and may continue to result in, decreased furniture spending, which has negatively impacted (and may continue to negatively impact) our governmental sales.

Our efforts to diversify our sources of revenue may not be effective and may expose us to new risks.

        Historically, the majority of our revenues were derived from the sales of office systems in North America. We have pursued a strategy to diversify our sources of revenue and reduce our dependence on North American office system sales. While we believe that this strategy enables us to better maintain and grow our sales and profitability during cyclical ups and downs in the industry, there can be no assurance that this diversification strategy will be effective in achieving these goals. Our diversification strategy involves the expansion of our specialty businesses, and business growth internationally, which may expose us to business risks that we have not experienced. We also may incur significant costs in pursuing our diversification strategy, and those costs may not be fully offset by increased revenues associated with new business lines.

We operate with leverage, and a significant amount of cash will be required to service our indebtedness. Restrictions imposed by the terms of our indebtedness may limit our operating and financial flexibility.

        As of December 31, 2011, we had total consolidated outstanding debt of approximately $212.0 million under our revolving credit facility.

        Effective February 3, 2012, our revolving credit facility permits us to borrow up to $450.0 million, subject to compliance with the financial covenants contained in the facility. (See Note 23 of the consolidated financial statements included in the annual report on Form 10-K for information regarding the amendment to this facility which occurred on February 3, 2012.) We are permitted to expand our revolving credit facility by an additional $200.0 million, subject to certain limitations and satisfaction of certain conditions, including compliance with certain financial covenants.

        As of February 3, 2012, if we were to borrow the maximum available to us under our credit facility and those of our foreign subsidiaries, we would have total consolidated outstanding debt of approximately $462.2 million. The high level of our indebtedness could have important consequences to holders of our common stock, given that:

  •
  a substantial portion of our cash flow from operations may be dedicated to fund scheduled payments of principal and debt service and will not be available for other purposes;

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

        Our capital requirements depend on many factors, including capital improvements, tooling, information technology upgrades and new product development. To the extent that our existing capital is insufficient to meet these requirements and cover any losses, we may need to raise additional funds through financings or curtail our growth and reduce our assets. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. Equity financings could result in dilution to our stockholders, and the securities may have rights, preferences and privileges that are senior to those of our common stock. If our need for capital arises because of significant losses, the occurrence of these losses may make it more difficult for us to raise the necessary capital.

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

If third parties claim that we infringe upon their intellectual property rights, we may incur liabilities and costs and may have to redesign or discontinue an infringing product.

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

        Certain of our employees located in Grand Rapids, Michigan and Italy are represented by unions. The collective bargaining agreement for our Grand Rapids location expires April 30, 2015. We have also had sporadic, to date unsuccessful, attempts to unionize our other North American manufacturing locations and have experienced a number of brief work stoppages at our facilities in Italy as a result of national and local issues. While we believe that we have good relations with our workforce, we may experience work stoppages or other labor problems in the future, and further unionization efforts may be successful. Any prolonged work stoppage could have an adverse effect on our reputation, our vendor relations and our dealership network. Moreover, because substantially all of our products are manufactured to order, we do not carry finished goods inventory that could mitigate the effects of a prolonged work stoppage.

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

        In the future, any foreign currency appreciation relative to the U.S. dollar would increase our expenses that are denominated in that currency. Additionally, as we report currency in the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the Canadian dollar and the Euro. Approximately 13.5% of our revenues in 2011 and 33.3% of our cost of goods sold in 2011 were denominated in currencies other than the U.S. dollar. From time to time we review our foreign currency exposure and evaluate whether we should hedge our exposure.

Pension costs or funding requirements could increase at a higher than anticipated rate.

        We administer two defined benefit pension plans, which hold significant amounts of equity securities. Changes in interest rates or other plan assumptions or in the market value of plan assets could affect the funded status of our pension plans. This could cause volatility in our benefits costs which could increase future funding requirements of our pension plans and have a negative impact on our results of operations, financial condition and cash flows. Our future funding obligations also are affected by the Pension Protection Act of 2006 ("PPA"), which established certain required funding targets. Volatility in the economic environment and/or a decline in the equity markets could cause the value of investment assets held by our pension plans to decline. As a result, we may be required to increase the amount of our cash contributions to our pension plans in order to meet the funding level requirements of the PPA.

We are in the process of implementing a new enterprise resource planning system, and problems with the design or implementation of this system could interfere with our business and operations.

        We are engaged in a multi-year implementation of a new global enterprise resource planning system (ERP). The ERP is designed to accurately maintain the company's books and records and provide information to the company's management team important to the operation of the business. The company's ERP has required, and will continue to require, the investment of significant human and financial resources. We may not be able to successfully implement the ERP without experiencing delays, increased costs and other difficulties. If we are unable to successfully design and implement the new ERP system as planned, our financial positions, results of operations and cash flows could be negatively impacted.

We may not be able to successfully integrate acquired businesses, which may result in an inability to realize the anticipated benefits of our acquisitions.

        One of our key strategies is to selectively pursue acquisitions. We have made a number of acquisitions in the past and we expect that a portion of our future growth may come from such transactions. We evaluate potential acquisitions on an ongoing basis. However, we may not be able to identify and acquire suitable acquisition candidates at prices we consider attractive. Further, our ability to successfully integrate acquired businesses could be negatively impaired because of difficulties, costs and delays that may include:

  •
  Negative impacts on employee morale and performance as a result of job changes and reassignments;

  •
  Unforeseen difficulties, costs or complications in integrating the companies' operations, which could lead to us not achieving the synergies we anticipate;

  •
  Unanticipated incompatibility of systems and operating methods;

  •
  Resolving possible inconsistencies in standards, controls, procedures and policies, business cultures and compensation structures;

  •
  The diversion of management's attention from ongoing business concerns and other strategic opportunities;

  •
  Unforeseen difficulties in operating acquired business in parallel with similar businesses that we operated previously;

  •
  Unforeseen difficulties in operating businesses we have not operated before;

  •
  Unanticipated difficulty of integrating multiple acquired businesses simultaneously;

  •
  The retention of key employees and management of acquired businesses;

  •
  The coordination of geographically separate organizations;

  •
  The coordination and consolidation of ongoing and future research and development efforts; and

  •
  Possible tax costs or inefficiencies associated with integrating the operations of a combined company.

        In connection with any acquisition that we make, there may be liabilities that we fail to discover or that we inadequately assess. Acquired entities may not operate profitably or result in improved operating performance. Additionally, we may not realize anticipated synergies. If our acquisitions perform poorly, our business and financial results could be adversely affected.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

  •
  None

ITEM 2.    PROPERTIES

        We operate over 3,245,000 square feet of facilities, including manufacturing plants, warehouses and sales offices. Of these facilities, we own approximately 2,424,000 square feet and lease approximately 821,000 square feet. Our manufacturing plants are located in East Greenville, Pennsylvania, Grand Rapids and Muskegon, Michigan, Toronto, Canada, and Foligno and Graffignana, Italy. The location, square footage, and use of the facilities as of December 31, 2011 are shown below.

Owned Locations	Square Footage		Use
East Greenville, Pennsylvania	735,000	(1)	Corporate Headquarters, Manufacturing, Warehouses, and Administration
Grand Rapids, Michigan	545,000	(1)	Manufacturing, Distribution, and Administration
Muskegon, Michigan	368,000	(1)	Manufacturing and Administration
Toronto, Canada	408,000		Manufacturing, Distribution, Warehouses, and Administration
Foligno, Italy	258,000		Manufacturing, Distribution, Warehouses, and Administration
Graffignana, Italy	110,000		Manufacturing, Distribution, Warehouses, and Administration

Leased Locations	Square Footage		Use
East Greenville, Pennsylvania	192,000	(2)	Warehouses, Distribution
Muskegon, Michigan	105,000		Manufacturing
Toronto, Canada	170,000		Manufacturing, Warehouses, Distribution and Administration
Knoll, Europe—various locations	44,000		Sales Offices, Administration, and Warehouses
New Milford, Connecticut	55,000		Manufacturing and Administration
Getzville, New York	31,000		Manufacturing and Administration
Boston, Massachusetts	1,000		Sales Office and Distribution
Miscellaneous Showrooms	223,000		Sales Offices

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

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividend Policy

        Our common stock has been listed on the New York Stock Exchange ("NYSE") since December 14, 2004, the date of our initial public offering, under the symbol "KNL." As of February 24, 2012, there were approximately 124 stockholders of record of our common stock.

        The following table sets forth, for the periods indicated, high and low sales prices for the common stock as reported by the NYSE.

	High	Low
Fiscal year ended December 31, 2011
First quarter	$21.74	$16.12
Second quarter	$22.73	$16.62
Third quarter	$21.78	$12.59
Fourth quarter	$16.44	$12.71

	High	Low
Fiscal year ended December 31, 2010
First quarter	$13.09	$9.95
Second quarter	$15.05	$11.12
Third quarter	$15.95	$11.73
Fourth quarter	$17.45	$14.32

        We declared and paid cash dividends of $0.36 per share and $0.12 per share during the years ended December 31, 2011 and 2010, respectively. On February 2, 2012, our board of directors declared a cash dividend of $0.10 per share on our common stock payable on March 30, 2012 to shareholders of record on March 15, 2012. The declaration and payment of future dividends is subject to the discretion of our board of directors and depends on various factors, including our net income, financial condition, cash requirements and future prospects and other factors deemed relevant by our board of directors. Our revolving credit facility imposes restrictions on our ability to pay dividends, and thus our ability to pay dividends on our common stock will depend upon, among other things, our level of indebtedness at the time of the proposed dividend and whether we are in default under any of our debt obligations. Our ability to pay dividends will also depend on the requirements of any future financing agreements to which we may be a party. Our board of directors intends to evaluate our dividend policy quarterly in reference to these factors.

Performance Graph

        The following line graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the Standard & Poors' 500 Stock Index and with the cumulative total return on a peer group of companies selected by us for the period commencing on December 31, 2006 and ending on December 31, 2011. Our share price at the beginning of the measurement period is $22.00 per share. The graph and table assume that $100 was invested on December 31, 2006 in each of our common stock, the stock of our peer group, and the S&P 500 Index, and that all dividends were reinvested. Cumulative total stockholder returns for our common stock, the S&P 500 Index, and the stock of our peer group are based on our fiscal year. Our peer group is made up of two publicly-held manufacturers of office furniture, Herman Miller, Inc. and Steelcase, Inc. The stock performance on the graph below does not necessarily indicate future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Knoll, Inc., the S&P 500 Index, and a Peer Group

	12/06	12/07	12/08	12/09	12/10	12/11
Knoll, Inc.	100.00	76.40	43.59	51.18	83.58	75.93
S&P 500	100.00	105.49	66.46	84.05	96.71	98.75
Peer Group	100.00	93.84	37.14	45.16	73.50	53.63

*
The performance graph and the related chart should not be deemed filed for purposes of Section 18 of the Securities Exchange Exchange Act of 1934 or incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, unless we specifically incorporate the performance graph by reference therein.

Issuer Purchases of Equity Securities

        The following is a summary of share repurchase activity during the three months ended December 31, 2011.

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

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as part of publicly Announced Plans or Programs		Maximum Dollar Value of Shares that may yet be Purchased Under the Plans or Programs(1)
October 1, 2011 - October 31, 2011	64,157	(2)	14.97	1,653	(3)	32,352,413
November 1, 2011 - November 30, 2011	9,088		14.89	9,088	(3)	32,352,413
December 1, 2011 - December 31, 2011	3,334		15.31	3,334	(3)	32,352,413

Total	76,579			14,075

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

(2)
On October 21, 2011, 159,000 shares of outstanding restricted stock vested. Concurrently with the vesting, 62,504 shares were forfeited by the holders of the vested restricted shares to cover applicable taxes paid on the holders' behalf by the Company.

(3)
These shares were purchased under the Options Proceeds Program.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and the related notes included elsewhere in this Form 10-K. The selected consolidated financial data for the years ended December 31, 2009, 2010 and 2011 and as of December 31, 2010 and 2011 are derived from our audited financial statements included elsewhere in this Form 10-K. The selected consolidated financial data for the years ended December 31, 2007 and 2008 and as of December 31, 2007, 2008 and 2009 are derived from our audited financial statements not included in this Form 10-K.

	Years Ended December 31,
	(dollars in thousands, except per share data)
	2007	2008	2009	2010	2011
Consolidated Statement of Operations Data:
Sales	$1,055,814	$1,120,147	$780,033	$809,467	$922,200
Cost of sales	690,689	725,078	510,590	545,118	627,803

Gross profit	365,125	395,069	269,443	264,349	294,397
Selling, general and administrative expenses	222,937	245,032	195,058	192,460	202,075
Restructuring and other charges	—	4,625	11,959	7,565	696
Curtailment benefit	—	—	1,063	338	5,445

Operating income	142,188	145,412	63,489	64,662	97,071
Interest expense	24,598	16,289	13,862	17,436	9,753
Other income (expense), net	(4,651)	3,679	(5,832)	(6,379)	1,508

Income before income tax expense	112,939	132,802	43,795	40,847	88,826
Income tax expense	41,496	47,890	16,442	12,823	30,815

Net income	$71,443	$84,912	$27,353	$28,024	$58,011

Per Share Data:
Earnings per share:
Basic	$1.48	$1.82	$0.60	$0.61	$1.25
Diluted	$1.45	$1.82	$0.60	$0.61	$1.24
Cash dividends declared per share:	$0.45	$0.48	$0.18	$0.12	$0.36
Weighted-average shares outstanding:
Basic	48,239,189	46,570,272	45,403,401	45,600,043	46,249,571
Diluted	49,248,902	46,694,340	45,413,770	45,970,680	46,835,712

	As of December 31,
	2007	2008	2009	2010	2011
	(in thousands)
Consolidated Balance Sheet Data:
Working capital	$86,453	$65,228	$60,613	$69,242	$81,765
Total assets	717,442	697,660	655,620	687,432	688,091
Total long-term debt, including current portion	368,576	337,379	295,305	245,135	212,000
Total liabilities	642,721	653,041	566,058	561,046	522,668
Stockholders' equity	74,721	44,619	89,562	126,386	165,423

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

Overview

        We design, manufacture, market and sell furnishings and accessories, textiles and fine leathers for the workplace and home. Our commitment to innovation and modern design has yielded a comprehensive portfolio of products and a brand recognized for high quality and a sophisticated image. Our products are targeted at the middle to upper end of the market and are sold primarily in North America and Europe through a direct sales force and a broad network of independent dealers and retailers.

        We operate under a management philosophy that incorporates a collaborative culture, client-driven processes and a lean, agile operating structure. Our employees are performance-driven and motivated by a variable incentive compensation system and broad-based equity ownership in the company. We believe the strength of our brand and our products, combined with this operating philosophy, leads to superior financial performance for our stakeholders.

        In 2011, our industry continued to recover from the economic downturn we experienced in 2009. This recovery began around the middle of 2010 and continued through 2011. During the fourth quarter of 2011, the industry experienced a slight pullback; however, we believe this is only temporary as job reports and other economic fundamentals continue to improve. Our industry trade association, The Business and Institutional Furniture Manufacturer's Association, or BIFMA, reported an industry sales increase of 13% for 2011. Our operating performance in 2011 was consistent with this recovery. We grew our sales by almost 14% during the year and our earnings per share more than doubled from a year ago. Our office systems product lines, which historically have represented a large percentage of our overall sales, drove a majority of the sales growth. Further, sales growth in North America outpaced Europe.

        During 2011, we generated operating income of $97.1 million, or 10.5% of net sales, a significant increase over the prior year. Our operating income for 2011 includes restructuring charges of $0.7 million, relating to our plan announced in March 2010 to better utilize our North American manufacturing capacity, eliminate duplication of capabilities and reduce associated costs. We do not expect further charges regarding this plan. Our 2011 operating income also includes a $5.4 million curtailment benefit related to the modification of our pension and other postretirement benefits. During 2011, we generated net income of $58.0 million, or $1.24 diluted earnings per share, compared to $28.0 million, or $0.61 diluted earnings per share, in 2010.

        We navigated some significant challenges in 2011. Our sales in 2011 (particularly in the fourth quarter) were negatively impacted by a decrease in federal government spending as well as reduced purchases from a single financial services client. Excluding the reduced government spending and the reduced purchases from a single financial services client our commercial business grew during the fourth quarter of 2011. We also saw rising materials and transportation costs continue to pressure our gross margins this year. During 2011, rising oil and steel prices increased $16.4 million over the prior year. Our gross margin decreased from 32.7% in 2010 to 31.9% in 2011.

        We continued to aggressively manage our balance sheet during 2011. As of year-end our outstanding debt was $212.0 million. From the end of 2007 to the end of 2011, we reduced our debt outstanding by $156.6 million. We remain comfortably in compliance with all of our bank covenants. This year our remaining two interest rate swap agreements expired in June, significantly reducing our interest expense for the second half of the year. In addition, during 2011 we used free cash to pay dividends to our shareholders totaling $16.7 million. This represents an increase of $11.2 million when compared with 2010. On February 3, 2012, we entered into an amended and restated credit facility, providing for a $450 million revolving credit facility that matures February 3, 2017. See Note 23 of the consolidated financial statements included in this annual report on Form 10-K and our current report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2012 for further information regarding this agreement.

        We expect sales demand to be a little slow in the beginning of 2012, but we believe the fundamentals are in place for growth during the second half of 2012. Job markets continue to improve and we see positive signs from other leading indicators we follow. We will continue to move forward with our strategy to grow our specialty businesses while simultaneously investing to target emerging opportunities in our core office business.

        This year Knoll was given the distinct honor of being the only furniture company ever to receive the Smithsonian Institution's Cooper Hewitt National Design Award for Corporate and Institutional Achievement. This award is given to corporations or institutions that use design as a strategic tool of their mission and help to advance the relationship between design and the quality of life. In receiving this award we joined a very select group of design icons like Apple, Nike, and Patagonia. Across Knoll there is great pride in this award as we all believe good design is good business®. Throughout our history we have fostered innovative designers with one constant goal: a genuine balance of art and industry.

Segment Reporting

        Effective December 31, 2011, we are reporting three reportable segments. Our three reporting segments consist of: (1) Office, which includes our systems, seating, storage, tables, desks and KnollExtra® ergonomic accessories as well as the international sales of our North American Office products; (2) Studio, which includes KnollStudio® and Knoll Europe (where over half our sales consist of KnollStudio® products); and (3) Coverings, which includes KnollTextiles®, Edelman® Leather, and Spinneybeck® Leather. The Studio and Coverings segments, which we refer to as our "specialty" businesses, generally provide our highest margin returns. We will continue our efforts to grow these segments in the future as they generally give us the best return on our investment. See Note 17 of our consolidated financial statements contained in this annual report on Form 10-K for further information regarding the business segments.

Results of Operations

Years ended December 31, 2010 and 2011

	Three Months Ended				Twelve Months Ended	Three Months Ended				Twelve Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	December 31, 2011
	(in thousands, except statistical data) (unaudited)
Consolidated Statement of Operations Data:
Sales	$175,259	$192,275	$202,149	$239,784	$809,467	$220,858	$238,650	$239,543	$223,148	$922,200	(1)
Gross profit	56,661	63,040	67,452	77,196	264,349	68,401	76,493	78,851	70,650	294,397	(1)
Operating income	9,408	11,940	19,109	24,205	64,662	20,914	23,325	25,015	27,814	97,071	(1)
Interest expense	4,153	4,410	4,877	3,996	17,436	4,017	3,372	1,226	1,138	9,753
Other income (expense), net	(1,413)	2,318	(4,274)	(3,010)	(6,379)	(2,328)	(275)	4,077	35	1,508	(1)
Income tax expense	1,627	1,172	3,618	6,406	12,823	5,367	6,703	9,477	9,268	30,815

Net income	$2,215	$8,676	$6,340	$10,793	$28,024	$9,202	$12,975	$18,389	$17,443	$58,011	(1)

Statistical and Other Data:
Sales growth from comparable prior year	-17.6%	-4.9%	11.5%	30.4%	3.8%	26.0%	24.1%	18.5%	-6.9%	13.9%
Gross profit margin	32.3%	32.8%	33.4%	32.2%	32.7%	31.0%	32.1%	32.9%	31.7%	31.9%

(1)
Results may not add due to rounding

Sales

        Sales for 2011 were $922.2 million, an increase of $112.7 million, or 13.9%, from sales of $809.5 million for 2010. Systems experienced the largest increase for the year, up 24.6% when compared with 2010. In 2011, systems continued to represent the largest percentage of our overall sales. Geographically, our European sales lagged the growth in North America.

        As we went through 2011, the recovery in the industry continued to gain momentum during the first half of the year. During the end of the year however, sales as reported by BIFMA began to decline on a year over year basis starting in November. We began to feel this decline in our business during the fourth quarter of 2011 as sales decreased 6.9% when compared with the prior year. We believe this lag in demand will be temporary as economic fundamentals appear to be strong and the indicators we follow are generally positive. We are expecting to see better growth in the second half of 2012.

        Sales to governmental entities and agencies continued to represent a large portion of our overall sales however, these sales declined on a year over year basis during the fourth quarter of 2011. This decline was a large factor in our lower sales for the fourth quarter of 2011. Approximately 19.5% of our 2011 sales were to federal, state and local governmental entities and related agencies.

Gross Profit and Operating Income

        Gross profit for 2011 was $294.4 million, an increase of $30.1 million, or 11.4%, from gross profit of $264.3 million for 2010. Operating income for 2011 was $97.1 million, an increase of $32.4 million, or 50.1%, from operating income of $64.7 million for 2010.

        As a percentage of sales, gross profit decreased from 32.7% for 2010 to 31.9% for 2011. The largest contributors to this decline were materials and transportation inflation. The strengthening of the Canadian dollar during 2011 also negatively affected our gross margin. Operating income as a percentage of sales increased from 8.0% in 2010 to 10.5% in 2011. Operating income for 2011 includes restructuring charges of $0.7 million compared to $7.6 million in 2010. Additionally, included in operating income for 2011 was a $5.4 million curtailment benefit related to the modification of our pension and other postretirement benefits.

        Selling, general, and administrative expenses for 2011 were $202.1 million, or 21.9% of sales, compared to $192.5 million, or 23.8% of sales, for 2010. The increase in operating expenses during 2011 was in large part due increased commissions and incentive compensation based upon the higher sales volumes as well as $1.7 million of expenses related to information technology infrastructure upgrades.

        During 2011, we incurred restructuring charges of approximately $0.8 million. These charges included $0.2 million of employee termination costs and $0.6 million of costs associated with facility realignment. These charges were offset by a $0.1 million adjustment to the accrual. During 2010, we incurred restructuring charges of approximately $7.6 million. These charges included $3.7 million of employee termination costs, $3.0 million of costs associated with the write-off of fixed assets that we determined had no future benefit, and $0.9 million of costs related to facility realignment.

Interest Expense

        Interest expense for 2011 was $9.8 million, a decrease of $7.6 million from interest expense of $17.4 million for 2010. The decrease in interest expense for the periods noted above is mainly due to our lower outstanding debt and the expiration of our remaining two interest rate swap agreements on June 9, 2011. See Note 11 of the consolidated financial statements included in this annual report on Form 10-K for further information regarding the interest rate swaps. The annualized weighted average interest rate for 2011 was 3.6%. The annualized weighted average interest rate for the same period of 2010 was 5.8%.

Other Income (Expense), net

        Other income for 2011was $1.5 million which included $2.7 million of foreign exchange gains, partially offset by $1.6 million of expense related to a negative judicial ruling, and $0.4 million of miscellaneous income. Other expense for 2010 was $6.4 million, comprised primarily of $5.5 million of foreign exchange losses, a $1.2 million non-cash expense related to the ineffective portion of our interest rate swaps, offset by $0.3 million of miscellaneous income.

Income Tax Expense

        The mix of pretax income and the varying effective tax rates in the countries in which we operate directly affects our consolidated effective tax rate. The effective tax rate was 34.7% for 2011 compared to 31.4% for 2010. During 2010 we recorded a $2.5 million tax benefit related to foreign tax credits that was recognized as a discrete item due to amended tax returns being filed during the second quarter of 2010. Without this benefit, our tax rate for 2010 would have been 37.5%.

Business Segment Analysis

        Net sales for the Office segment were $664.1 million, an increase of $101.8 million, or 18.1%, when compared with 2010. The majority of this increase was attributable to the increase in our systems sales when compared with 2010. The remaining increase is mainly from sales of our storage and other complimentary products. Operating income for the Office segment was $46.6 million in 2011, an increase of $14.0 million, or 42.9%, when compared with 2010. As a percent of net sales, the Office segment operating income was 7.0% for the year ended December 31, 2011 and 5.8% for the year ended December 31, 2010.

        Net sales for the Studio segment modestly increased to $152.7 million from $151.9 million during 2010. Less large project activity in Europe tempered growth in our Studio segment during 2011. Operating income for the Studio segment was $23.0 million, an increase of $2.1 million, or 10.0%, when compared with 2010. European sales declined 9.1% in 2011 when compared to 2010. As a percent of net sales, the Studio segment operating income was 15.1% for the year ended December 31, 2011 and 13.8% for the year ended December 31, 2010.

        Net sales for the Coverings segment were $105.3 million, an increase of $10.1 million, or 10.6%, when compared with 2010. KnollTextiles experienced the largest growth during the year followed by Edelman Leather and Spinneybeck. Operating income for the Coverings segment was $22.7 million, an increase of $4.3 million, or 23.4%, when compared to 2010. As a percent of net sales, the Coverings segment operating income was 21.5% for the year ended December 31, 2011 and 19.3% for the year ended December 31, 2010.

        All three reporting segments are impacted by foreign exchange. The Office segment is impacted primarily by changes in the Canadian dollar. The Studio and Coverings segments are impacted primarily by changes in the Euro. Looking at the average rates for the year, the Canadian dollar and the Euro were both higher in 2011 versus 2010.

Years ended December 31, 2009 and 2010

Sales

        Sales for 2010 were $809.5 million, an increase of $29.5 million, or 3.8%, from sales of $780.0 million for 2009. Seating experienced double digit growth during the year as the Generation by Knoll chair gained market share. For the year ended December 31, 2010, systems sales declined on a year-over-basis but showed significant improvement during the third and fourth quarters of 2010. In 2010, systems continued to represent a large percentage of our overall sales. Geographically our European sales increased at a greater pace than North America. At December 31, 2010, sales backlog was $196.6 million, an increase of $43.6 million, or 28.5%, from sales backlog of $153.0 million as of December 31, 2009.

        We saw sales demand begin to recover during the second half of 2010. Business confidence and service sector employment both began to improve as did service sector employment. The fourth quarter of 2010 was the first quarter since 2007 of positive office space absorption and, at the end of 2010, The Architectural Billings Index was at its highest point since November 2007. The Architectural Billings Index is provided by the American Institute of Architects and shows the nine to twelve month lag between architecture billings and construction spending.

        Sales to governmental entities and agencies remained strong in 2010. Approximately 23.4% of our 2010 sales were to federal, state and local governmental entities and related agencies.

        Pricing pressure continued to have a significant impact on 2010 sales. The economic downturn led to a very competitive pricing environment as companies competed for a smaller pool of business. We offset some of this pressure through our cost reduction activities. However, pricing pressures had a negative impact on our gross margin performance in 2010.

Gross Profit and Operating Income

        Gross profit for 2010 was $264.3 million, a decrease of $5.1 million, or 1.9%, from gross profit of $269.4 million for 2009. Operating income for 2010 was $64.7 million, an increase of $1.2 million, or 1.8%, from operating income of $63.5 million for 2009.

        As a percentage of sales, gross profit decreased from 34.5% for 2009 to 32.7% for 2010. The largest contributors to this decline were price deterioration and materials inflation, particularly steel. The strengthening of the Canadian dollar during 2010 also negatively affected our gross margin. Operating income as a percentage of sales decreased from 8.1% in 2009 to 8.0% in 2010. Operating income for 2010 included restructuring charges of $7.6 million compared to $12.0 million in 2009.

        Selling, general, and administrative expenses for 2010, were $192.5 million, or 23.8% of sales, compared to $195.1 million, or 25.0% of sales, for 2009. The modest decrease in operating expenses during 2010 was in large part due to cost control measures that were put in place during the downturn in the industry and which more than offset increased incentive compensation for 2010.

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

Interest Expense

        Interest expense for 2010 was $17.4 million, an increase of $3.6 million from interest expense of $13.9 million for 2009. The increase in interest expense was primarily due to the interest rate swap agreements that we entered into during 2008 that went into effect during the second quarter of 2009. See Note 11 of our consolidated financial statements contained in this annual report on Form 10-K for further information regarding the interest rate swaps. Taking into account the effect of the interest rate swap payments, the weighted average interest rate for 2010 was 5.8%. The weighted average interest rate for the same period in 2009 was 3.9%.

Other Income (Expense), net

        Other expense for 2010 was $6.4 million, comprised primarily of $5.5 million loss due to foreign currency translation, a $1.2 million non-cash expense related to the ineffective portion of our interest rate swaps, offset by $0.3 million of miscellaneous income. Other expense for 2009 was $5.8 million, comprised primarily of a $6.6 million loss due to foreign currency translation partially offset by $0.8 million of miscellaneous income.

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

Business Segment Analysis

        Net sales for the Office segment were $562.3 million, an increase of $10.0 million, or 1.8%, when compared with 2009. Systems sales were down year over year while seating sales increased 29.1% when compared with 2009. This increase in seating sales was directly attributable to our award winning Generation by Knoll chair. Operating income for the Office segment was $32.6 million in 2010, a decrease of $10.1 million, or 23.7%, when compared with 2009. As a percent of net sales, the Office segment operating income was 5.8% for the year ended December 31, 2010 and 7.7% for the year ended December 31, 2009.

        Net sales for the Studio segment were $151.9 million, an increase of $16.7 million from $135.2 million during 2009. During 2010 the increase in sales in the Studio segment was the result of increased sales in Europe. Knoll Europe's sales increased 33.3% when compared with 2009. Operating income for the Studio segment was $20.9 million, an increase of $5.4 million, or 34.8%, when compared with 2009. As a percent of net sales, the Studio segment operating income was 13.7% for the year ended December 31, 2010 and 11.4% for the year ended December 31, 2009.

        Net sales for the Coverings segment were $95.3 million, an increase of $2.8 million, or 3.0%, when compared with 2009. Spinneybeck experienced the largest growth during the year followed by KnollTextiles. Edelman Leather's sales decreased slightly during 2010 compared to 2009. Operating income for the Coverings segment was $18.4 million, an increase of $2.2 million, or 13.6% when compared to 2009. As a percent of net sales, the Coverings segment operating income was 19.3% for the year ended December 31, 2010 and 17.5% for the year ended December 31, 2009.

        All three reporting segments are impacted by foreign exchange. The Office segment is impacted primarily by changes in the Canadian dollar. The Studio and Coverings segments are impacted primarily by changes in the Euro. Looking at the average rates for the year, the Canadian dollar was significantly higher while the Euro was lower in 2010 versus 2009.

Liquidity and Capital Resources

        The following table highlights certain key cash flows and capital information pertinent to the discussion that follows:

	2011	2010	2009
	(in thousands)
Cash provided by operating activities	$66,921	$89,632	$52,853
Capital expenditures	15,175	8,312	13,706
Cash used in investing activities	16,332	9,037	14,519
Purchase of common stock for treasury	15,026	12,073	1,587
Repayment of revolving credit facilities, net	33,000	50,000	42,000
Repayment of long-term debt	135	134	131
Payment of dividends	16,658	5,496	8,171
Proceeds from issuance of common stock	13,238	9,737	111
Cash used in financing activities	49,913	57,487	51,778

        Historically, we have carried significant amounts of debt, and cash generated by operating activities has been used to fund working capital, capital expenditures, repurchase shares and payments of principal and interest under our debt. Our capital expenditures are typically for new product tooling and manufacturing equipment. These capital expenditures support new products and continuous improvements in our manufacturing processes.

        Cash provided by operating activities was $66.9 million in 2011, $89.6 million in 2010 and $52.9 million in 2009. For the year ended December 31, 2011, cash provided by operating activities consisted of $80.1 million from net income, plus various non-cash charges which included a $5.4 million curtailment benefit and $13.2 million of unfavorable changes in assets and liabilities. For the year ended December 31, 2010, cash provided by operating activities consisted of $70.0 million from net income, plus various non-cash charges which included $1.2 million of non-cash expense related to the ineffective portion of the interest rate swaps and a $3.0 million write-off of assets due to restructuring, and $19.6 million of favorable changes in assets and liabilities.

        For the year ended December 31, 2011, we used available cash, including the $66.9 million of cash from operating activities to repay $33.1 million of debt, fund $15.2 million in capital expenditures, fund dividend payments to shareholders totaling $16.7 million, and to fund working capital. In 2010, we used available cash, including the $89.6 million of cash from operating activities to repay $50.1 million of debt, fund $8.3 million in capital expenditures, fund dividend payments to shareholders totaling $5.5 million, and to fund working capital. The increase in capital expenditures year-over-year includes expenditures on infrastructure related to information technology as we have begun to implement a new enterprise resource planning system in 2011.

        We use our revolving credit facility in the ordinary course of business to fund our working capital needs and, at times, make significant borrowings and repayments under the facility depending on our cash needs and availability at such time. This facility was amended and restated on February 3, 2012 and matures in February 2017 and provides for a revolving credit line of up to $450.0 million, but includes the option to increase the size of the facility by up to an additional $200 million, subject to the satisfaction of certain terms and conditions. As of December 31, 2011, there was approximately $212 million outstanding under the facility, compared to $245.0 million outstanding under the facility as of December 31, 2010. Borrowings under the revolving credit facility may be repaid at any time, but no later than February 2017. On February 3, 2012, the Company completed an amendment to its existing credit facility, dated June 29, 2007, whereby the existing credit agreement was amended and restated in its entirety. See Note 23 of the consolidated financial statements included in this annual report on Form 10-K and our current report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2012 for further information regarding this amendment.

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

        We are currently in compliance with all of the covenants and conditions under our credit facility. We believe that existing cash balances and internally generated cash flows, together with borrowings available under our revolving credit facility, will be sufficient to fund normal working capital needs, capital spending requirements, debt service requirements and dividend payments for at least the next twelve months. However, because of the financial covenants mentioned above, our capacity under our revolving credit facility could be reduced if our trailing consolidated EBITDA (as defined by our credit agreement) would decline due to deteriorating market conditions. Future debt payments may be paid out of cash flows from operations, from future refinancing of our debt or from equity issuances. However, our ability to make scheduled payments of principal, to pay interest on or to refinance our indebtedness, to satisfy our other debt obligations and to pay dividends to stockholders will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

Contractual Obligations

        The following table summarizes our contractual cash obligations as of December 31, 2011 (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years		3 to 5 years	More than 5 years	Total
Long-term debt	$—	$212,000	(c)	$—	$—	$212,000
Operating leases	12,351	18,010		12,622	17,428	60,411
Purchase commitments	5,415	68		50	—	5,533
Pension plan contributions(a)	16,875	—		—	—	16,875
Postretirement benefit plan obligations(a)	1,229	—		—	—	1,229

Total	$35,870	$230,078		$12,672	$17,428	$296,048

(a)
Due to the uncertainty of future cash outflows, contributions to the pension and other post-retirement benefit plans subsequent to 2012 have been excluded from the table above.

(b)
Due to the uncertainty of future cash outflows, uncertain tax positions have been excluded from the table above.

(c)
On February 3, 2012, the Company completed an amendment to its existing credit facility, dated June 29, 2007, whereby the existing credit agreement was amended and restated in its entirety. This amended and restated agreement provides for a $450 million revolving credit facility that matures in five years, with the option to increase the size of the facility by up to an additional $200 million, subject to the satisfaction of certain terms and conditions. Borrowings under the revolving credit facility may be repaid at any time, but no later than February 3, 2017.

        Contractual obligations for long-term debt include principal and interest payments. Interest has been included at the variable rate in effect as of December 31, 2011, as applicable.

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

Allowance for Doubtful Accounts

        We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients and dealers to make required payments. The allowance is determined through an analysis of the aging of accounts receivable and assessments of risk that are based on historical trends and an evaluation of the impact of current and projected economic conditions. We evaluate the past-due status of our trade receivables based on contractual terms of sale. If the financial condition of our clients and dealers were to deteriorate, additional allowances may be required. Accounts receivable are charged off against the allowance for doubtful accounts when we determine that recovery is unlikely. Losses have been consistent with our expectations.

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

Pension and Other Postretirement Benefits

        We sponsor two defined benefit pension plans and two other postretirement benefit plans. Several statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liability related to the plans. Key factors include assumptions about the expected rates of return on plan assets, discount rates, and health care cost trend rates, as determined by us, within certain guidelines. We consider market conditions, including changes in investment returns and interest rates, in making these assumptions.

        Both the pension plans and the other postretirement benefit plans were modified during the year ended December 31, 2011. Participants who had 70 or greater points (age plus years of service) could elect to stay in the pension plan and accrue additional benefits or receive the Company's 401K match which was reinstated and enhanced as of January 1, 2012. Those with less than 70 points were removed from the pension plan and will not accrue any additional benefits. The Company's other postretirement benefit plans are in the process of being eliminated. As a result of this modification, the Company recorded a $5.4 million curtailment benefit during the year ended December 31, 2011.

        We determine the expected long-term rate of return on plan assets based on aggregating the expected rates of return for each component of the plan's asset mix. We use historic plan asset returns combined with current market conditions to estimate the rate of return. The expected rate of return on plan assets is a long-term assumption and generally does not change annually. The discount rate reflects the market rate for high-quality fixed income debt instruments as of our annual measurement date and is subject to change each year. Holding all other assumptions constant, a one percentage point increase or decrease in the assumed rate of return on plan assets would decrease or increase 2011 net periodic pension expense by approximately $1.6 million excluding the curtailment benefit. Likewise, a one percentage point increase or decrease in the discount rate would decrease or increase 2011 net periodic pension expense by approximately $2.6 million or $4.7 million excluding the curtailment benefit, respectively.

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

        Key assumptions we use in determining the amount of the obligation and expense recorded for postretirement benefits other than pensions ("OPEB"), under the appropriate accounting guidance, include the assumed discount rate and the assumed rate of increases in future health care costs. The discount rate we use to determine the obligation for these benefits matches the discount rate used in determining our pension obligations in each year presented. In estimating the health care cost trend rate, we consider actual health care cost experience, future benefit structures, industry trends and advice from our actuaries. We assume that the relative increase in health care costs will generally trend downward over the next several years, reflecting assumed increases in efficiency and cost containment initiatives in the health care system. At December 31, 2011, the expected rate of increase in future health care costs was 8.50% in determining the benefit obligation for 2011 and 8.00% and 8.50% in determining the net periodic benefit cost in 2011 for medical and prescription drug, respectively. The rate was then assumed to decrease to an ultimate rate of 5% for 2019 and thereafter for the benefit obligation. Increasing the assumed health care cost trend by one percentage point in each year would increase the benefit obligation as of December 31, 2011 by $0.3 million and increase the aggregate of the service and interest cost components of net periodic benefit cost for 2011 by approximately $0.03 million. Decreasing the assumed health care cost trend rate by one percentage point in each year would decrease the benefit obligation as of December 31, 2011 by approximately $0.3 million and decrease the aggregate of the service and interest cost components of net periodic benefit cost for 2011 by approximately $0.03 million.

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

        At December 31, 2011, deferred tax liabilities of $94.2 million exceeded deferred tax assets of $55.1 million by $39.1 million. At December 31, 2010, our deferred tax liabilities of $93.9 million exceeded deferred tax assets of $51.0 million by $42.9 million. Our deferred tax assets at December 31, 2011 and 2010 of $55.1 million and $51.0 million, respectively, are net of valuation allowances of $9.5 million and $9.4 million, respectively. We have recorded the above valuation allowance primarily for net operating loss carryforwards in foreign tax jurisdictions where we have incurred historical tax losses from operations or acquired tax losses through acquisition, and have determined that it is more likely than not that these deferred tax assets will not be realized.

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

        We sometimes use interest rate hedge agreements for other than trading purposes in order to manage our exposure to fluctuations in interest rates on our variable-rate debt. In May of 2008, we entered into four interest rate swap agreements in order to manage our interest rate risk. Each agreement hedged a notional amount of $150.0 million of our revolving credit facility. Two of the agreements were effective from June 9, 2009 through June 9, 2010 and the other two were effective from June 9, 2010 through June 9, 2011. Fluctuations in LIBOR affected both our net financial instrument position and the amount of cash to be paid or received by us, if any, under these agreements. See Note 11 of the consolidated financial statements included in this annual report on Form 10-K for further information regarding the interest rate swaps. There were no interest rate hedge agreements outstanding as of December 31, 2011.

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

Stock Options

        The fair value for stock options is estimated at the date of grant using an option pricing model, which requires management to make certain assumptions. The risk-free interest rate is based on the U.S. Treasury spot rate with a remaining term equal to the expected life assumed at the date of grant. Expected volatility is estimated based on the historical volatility of the Company's stock price. The model takes into consideration the historical dividends paid on common stock. The weighted-average expected life is based on the contractual term of the stock option and expected employee exercise dates, which is based on the historical exercise behavior of the Company's employees. Forfeitures are estimated at the date of grant based on historical experience.

        There were no stock options granted during 2011.

Restricted Stock

        The fair value of restricted stock is based on the closing market price of the Company's common stock on the date of grant.

Recent Accounting Pronouncements

        In June 2011, the FASB issued amendments to guidance regarding the presentation of comprehensive income. The amendments eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments require that comprehensive income be presented in either a single continuous statement or in two separate but consecutive statements. In a single continuous statement, the entity would present the components of net income and total net income, the components of other comprehensive income and a total of other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, the entity would present components of net income and total net income in the statement of net income and a statement of other comprehensive income would immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. The amendments also require the entity to present on the face of the financial statements any reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments do not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassed to net income or the option to present components of other comprehensive income either net of related tax effects or before related tax effects. The amendments, excluding the specific requirement to present on the face of the financial statements any reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented which was deferred by the FASB in December 2011, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively. The Company is evaluating its presentation options under ASU No. 2011-05; however, it does not expect adoption of this guidance to impact the Company's consolidated financial statements other than the change in presentation.

        In September 2011, the FASB issued amendments to simplify how entities test goodwill for impairment. Under the updated guidance, an entity now has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If the assessment of qualitative factors leads to a determination that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then the entity is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing it against its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. Under the new guidance, an entity can elect to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, however the Company did not early adopt this amendment.

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

        We also have risk in our exposure to certain materials and transportation costs. Steel, leather, wood products and plastics are all used in our products. For the year ended December 31, 2011, materials inflation was approximately $9.6 million and transportation inflation was approximately $6.8 million. During 2010, materials inflation was approximately $6.8 million and transportation deflation was approximately $0.2 million. We continue to work to offset price increases in raw materials and transportation through our global sourcing initiatives, cost improvements and price increases to our products.

Interest Rate Risk

        We have variable rate debt obligations that are denominated in U.S. dollars. A change in interest rates impacts the interest incurred and cash paid on the variable-rate debt.

        In the past we have used interest rate swap agreements for other than trading purposes in order to manage our exposure to fluctuations in interest rates on our variable-rate debt. In May of 2008, we entered into four interest rate swap agreements in order to manage our interest rate risk. Each agreement hedged a notional amount of $150.0 million. Two of the agreements were effective from June 9, 2009 through June 9, 2010 and the other two were effective June 9, 2010 and expired June 9, 2011. Fluctuations in LIBOR affect both our net financial instrument position and the amount of cash to be paid or received by us, if any, under these agreements. There were no interest rate hedge agreements outstanding as of December 31, 2011. See Note 11 of the consolidated financial statements included in this annual report for further information regarding the interest rate swap agreements.

        Taking into account payments on the above noted interest rate swap agreements, our weighted average rate for 2011 was 3.6%. The weighted average rate for the same period of 2010 was 5.8%.

        The following table summarizes our market risks associated with our debt obligations as of December 31, 2011. For debt obligations, the table presents principal cash flows and related weighted average interest rates by year of maturity. Variable interest rates presented for variable-rate debt represent the weighted average interest rates on our credit facility borrowings as of December 31, 2011.

	2012	2013		2014	2015	2016	Thereafter	Total	Fair Value
	(dollars in thousands)
Rate Sensitive Liabilities
Long-term Debt:
Variable Rate	$—	$212,000	(1)	$—	$—	$—	$—	$212,000	$212,000
Variable Interest Rate	—	1.15%		—	—	—	—	—	—

        An increase in our effective interest rate of 1% would increase annual interest expense by approximately $2.1 million. We will continue to review our exposure to interest rate fluctuations and evaluate whether we should manage such exposures through derivative transactions.

(1)
On February 3, 2012, the Company completed an amendment to its existing credit facility, dated June 29, 2007, whereby the existing credit agreement was amended and restated in its entirety. This amended and restated agreement provides for a $450 million revolving credit facility that matures in five years, with the option to increase the size of the facility by up to an additional $200 million, subject to the satisfaction of certain terms and conditions. Borrowings under the revolving credit facility may be repaid at any time, but no later than February 3, 2017.

Foreign Currency Exchange Rate Risk

        We manufacture our products in the United States, Canada and Italy, and sell our products primarily in those markets as well as in other European countries. Our foreign sales and certain expenses are transacted in foreign currencies. Our production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. Additionally, as our reporting currency is the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the Canadian dollar and the Euro. Approximately 13.5% and 14.9% of our revenues in 2011 and 2010, respectively, and 33.3% and 34.8% of our cost of goods sold in 2011 and 2010, respectively, were denominated in currencies other than the U.S. dollar. Foreign currency exchange rate fluctuations resulted in a $2.7 million translation gain in 2011 and a $5.5 million translation loss in 2010. The translation gains/losses do not reflect the impact of the translation of our operating results which are transacted in foreign countries.

        From time to time, we enter into foreign currency forward exchange contracts and foreign currency option contracts for other than trading purposes in order to manage our exposure to foreign exchange rates associated with short-term operating receivables of a Canadian subsidiary that are payable by our U.S. operations. The terms of these contracts are generally less than a year. Changes in the fair value of such contracts are reported in earnings in the period the value of the contract changes. The net gain or loss upon settlement and the change in fair value of outstanding contracts is recorded as a component of other income (expense). During 2011, the Company entered into multiple foreign currency contracts. The net settlement of these contracts was a $1.2 million gain that was recorded in other income (expense), net. As of December 31, 2011, the Company had no outstanding foreign currency contracts. During 2010, the Company did not enter into any foreign currency contracts.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Knoll, Inc.

        We have audited the accompanying consolidated balance sheets of Knoll, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Knoll, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Knoll, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 29, 2012

KNOLL, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

(in thousands, except share and per share data)

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$28,263	$26,935
Customer receivables, net	126,078	126,780
Inventories	89,244	85,216
Deferred income taxes	10,688	10,507
Prepaid and other current assets	10,620	11,722

Total current assets	264,893	261,160
Property, plant, and equipment, net	121,792	122,219
Goodwill, net	76,571	76,101
Intangible assets, net	220,679	222,246
Other non-trade receivables	3,248	4,507
Other noncurrent assets	908	1,199

Total Assets	$688,091	$687,432

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$135
Accounts payable	83,824	101,206
Income taxes payable	14,625	5,523
Other current liabilities	84,679	85,054

Total current liabilities	183,128	191,918
Long-term debt	212,000	245,000
Deferred income taxes	49,778	53,420
Postretirement benefits other than pensions	10,656	25,289
Pension liability	56,873	34,719
International retirement obligation	3,455	3,482
Other noncurrent liabilities	6,778	7,218

Total liabilities	522,668	561,046

Commitments and contingent liabilities
Stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 61,854,474 issued and 47,748,699 outstanding (net of 14,105,775 treasury shares) at December 31, 2011 and 60,208,506 shares issued and 46,901,511 outstanding (net of 13,306,995 treasury shares) at December 31, 2010	477	470
Additional paid-in-capital	23,631	14,087
Retained earnings	155,818	114,990
Accumulated other comprehensive income (loss)	(14,503)	(3,161)

Total stockholders' equity	165,423	126,386

Total Liabilities and Stockholders' Equity	$688,091	$687,432

See accompanying notes to the consolidated financial statements

KNOLL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009

(dollars in thousands, except per share data)

	2011	2010	2009
Sales	$922,200	$809,467	$780,033
Cost of sales	627,803	545,118	510,590

Gross profit	294,397	264,349	269,443
Selling, general, and administrative expenses	202,075	192,460	195,058
Restructuring and other charges	696	7,565	11,959
Curtailment benefit	5,445	338	1,063

Operating income	97,071	64,662	63,489
Interest expense	9,753	17,436	13,862
Other income (expense), net	1,508	(6,379)	(5,832)

Income before income tax expense	88,826	40,847	43,795
Income tax expense	30,815	12,823	16,442

Net income	$58,011	$28,024	$27,353

Earnings per share
Basic	$1.25	$0.61	$0.60
Diluted	$1.24	$0.61	$0.60
Weighted-average shares outstanding:
Basic	46,249,571	45,600,043	45,403,401
Diluted	46,835,712	45,970,680	45,413,770

See accompanying notes to the consolidated financial statements

KNOLL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009

(dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity
Balance at December 31, 2008	$471	$—	$73,595	$(29,447)	$44,619
Net income	—	—	27,353	—	27,353
Foreign currency translation adjustment	—	—	—	18,709	18,709
Change in the fair value of interest rate swap contracts (net of income taxeffect of $20)				30	30
Pension and other post-retirement liabilities (net of income tax effect of $305)	—	—	—	481	481

Total comprehensive income					46,573

Shares issued for consideration:
Shares issued under stock incentive plan (40,818 shares)	—	—	—	—	—
Shares issued under employee stock purchase plan (6,716 shares)	—	52	—	—	52
Shares issued to Board of Directors in lieu of cash (7,314 shares)	—	60	—	—	60
Stock-based compensation, net of forfeitures (65,735 shares)	—	8,210	—	—	8,210
Cash dividend ($.18 per share)	—	—	(8,365)	—	(8,365)
Purchase of common stock (180,833 shares)	(1)	(1,586)	—	—	(1,587)

Balance at December 31, 2009	$470	$6,736	$92,583	$(10,227)	$89,562
Net income	—	—	28,024	—	28,024
Foreign currency translation adjustment	—	—	—	(315)	(315)
Change in the fair value of interest rate swap contracts (net of income tax $3,471)				5,122	5,122
Pension and other post-retirement liabilities (net of income tax effect of $2,056)	—	—	—	2,259	2,259

Total comprehensive income					35,090

Shares issued for consideration:
Exercise of stock options, including tax benefit of $479 (790,596 shares)	8	10,114	—	—	10,122
Shares issued under stock incentive plan (50,446 shares)	—	—	—	—	—
Shares issued under employee stock purchase plan (3,251 shares)	—	44	—	—	44
Shares issued to Board of Directors in lieu of cash (3,603 shares)	—	50	—	—	50
Stock-based compensation, net of forfeitures (12,000 shares)	—	9,208	—	—	9,208
Cash dividend ($.12 per share)	—	—	(5,617)	—	(5,617)
Purchase of common stock (869,065 shares)	(8)	(12,065)	—	—	(12,073)

Balance at December 31, 2010	$470	$14,087	$114,990	$(3,161)	$126,386
Net income	—	—	58,011	—	58,011
Foreign currency translation adjustment	—	—	—	(2,525)	(2,525)
Change in the fair value of interest rate swap contracts (net of income tax $1,574)				2,622	2,622
Pension and other post-retirement liabilities (net of income tax effect of $7,239)	—	—	—	(11,439)	(11,439)

Total comprehensive income					46,669

Shares issued for consideration:
Exercise of stock options, including tax benefit of $1,668 (878,658 shares)	15	14,804	—	—	14,819
Shares issued under stock incentive plan (762,004 shares)	—	—	—	—	—
Shares issued under employee stock purchase plan (2,567 shares)	—	37	—	—	37
Shares issued to Board of Directors in lieu of cash (2,739 shares)	—	50	—	—	50
Stock-based compensation, net of forfeitures (30,000 shares)	—	9,671	—	—	9,671
Cash dividend ($.36 per share)	—	—	(17,183)	—	(17,183)
Purchase of common stock (768,780 shares)	(8)	(15,018)	—	—	(15,026)

Balance at December 31, 2011	$477	$23,631	$155,818	$(14,503)	$165,423

See accompanying notes to the consolidated financial statements

KNOLL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009

(in thousands)

	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITES
Net income	$58,011	$28,024	$27,353
Adustments to reconcile net income to cash provided by operating activities:
Depreciation	15,373	17,433	18,497
Amortization of intangible assets	2,365	2,028	2,082
Provision for deferred taxes	2,560	7,075	5,225
Write-off of fixed assets due to restructuring	—	2,962	—
Unrealized foreign currency (gain) loss	(2,551)	2,050	5,517
Ineffective portion of interest rate swaps	—	1,177	—
Curtailment benefit	(5,445)	(338)	(1,063)
Stock based compensation	9,671	9,208	8,209
Other non-cash items	139	108	636
Changes in assets and liabilites:
Customer receivables	991	(14,676)	14,807
Inventories	(4,158)	(6,032)	23,112
Accounts payable	(17,695)	28,051	(6,327)
Current income taxes	3,075	9,340	(14,808)
Other current assets	881	(2,768)	2,470
Other current liabilities	1,738	8,735	(28,707)
Other noncurrent assets and liabilities	1,966	(2,745)	(4,150)

Cash provided by operating activities	66,921	89,632	52,853

CASH FLOWS FOR INVESTING ACTIVITIES
Capital expenditures	(15,175)	(8,312)	(13,706)
Purchase of a business, net of cash acquired	(832)	—	—
Purchase of intangibles	(325)	(725)	(813)

Cash used in investing activities	(16,332)	(9,037)	(14,519)

CASH FLOWS FOR FINANCING ACTIVITIES
Proceeds from revolving credit facilities	334,000	213,000	251,000
Repayment of revolving credit facilities	(367,000)	(263,000)	(293,000)
Repayment of long-term debt	(135)	(134)	(131)
Payment of dividends	(16,658)	(5,496)	(8,171)
Proceeds from the issuance of common stock	13,238	9,737	111
Purchase of common stock for treasury	(15,026)	(12,073)	(1,587)
Tax benefit from the exercise of stock options	1,668	479	—

Cash used in financing activities	(49,913)	(57,487)	(51,778)

Effect of exchange rate changes on cash and cash equivalents	652	(2,134)	4,502

Increase (Decrease) in cash and cash equivalents	1,328	20,974	(8,942)
Cash and cash equivalents at beginning of period	26,935	5,961	14,903

Cash and cash equivalents at end of period	$28,263	$26,935	$5,961

See accompanying notes to the consolidated financial statements

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

1. NATURE OF OPERATIONS

        Knoll, Inc. and its subsidiaries (the "Company" or "Knoll") are engaged in the design, manufacture and sale of office furniture products and accessories as well as the sale of fine leather and textiles, focusing on the middle to high-end segments of the contract furniture market. The Company has operations in the United States ("U.S."), Canada and Europe and sells its products primarily through its direct sales representatives and independent dealers.

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

DECEMBER 31, 2011

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

Research and Development Costs

        Research and development expenses, which are expensed as incurred and included as a component of selling, general, and administrative expenses on the statement of operations, were $15.4 million for 2011, $14.6 million for 2010, and $14.4 million for 2009.

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

        The Company accounts for uncertain tax positions in accordance with the applicable accounting guidance for income taxes. Accordingly, the Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in an income tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The Company accrues for interest and penalties in other noncurrent liabilities within the consolidated balance sheet.

Fair Value of Financial Instruments

        The fair values of cash and cash equivalents, accounts receivable, and accounts payable, approximate their carrying amounts due to their immediate or short-term periods to maturity. The fair value of the Company's long term debt approximates its carrying value as it is variable rate debt and the terms are comparable to market terms as of the balance sheet dates.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Financial Instruments

Interest Rate Swaps

        On May 21, 2008, the Company entered into four interest rate swap agreements for purposes of managing its risk in interest rate fluctuations. These agreements each hedged a notional amount of $150.0 million of the Company's borrowings under the revolving credit facility. Two of the agreements were effective June 9, 2009 and expired on June 9, 2010. On these two agreements, the Company paid a fixed rate of 3.51% and received a variable rate of interest equal to three-month London Interbank Offered Rate (LIBOR), as determined on the last day of each quarterly settlement period. The other two agreements were effective on June 9, 2010 and expired on June 9, 2011. The Company paid a fixed rate of 4.10% on these two agreements and received a variable rate of interest equal to three-month LIBOR as determined on the last day of each quarterly settlement period. The Company elected to apply hedge accounting to these swap agreements. Changes in the fair value of the effective portion of the interest rate swap agreements were recorded as a component of accumulated other comprehensive income (loss) in the equity section of the balance sheet. The net amount paid or received upon quarterly settlements was recorded as an adjustment to interest expense, with a corresponding adjustment in accumulated other comprehensive income (loss). See Note 11 of the consolidated financial statements included in this annual report for further information regarding the interest rate swap agreements.

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

Foreign Currency Translation

        Results of foreign operations are translated into U.S. dollars using average exchange rates during the period, while assets and liabilities are translated into U.S. dollars using the exchange rates as of the balance sheet date. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss).

        Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than the functional currency are included in other income (expense), net, in the period in which the change occurs.

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

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Options

        The fair value for stock options is estimated at the date of grant using an option pricing model, which requires management to make certain assumptions. The risk-free interest rate is based on the U.S. Treasury spot rate with a remaining term equal to the expected life assumed at the date of grant. Expected volatility is estimated based on the historical volatility of the Company's stock price. The model takes into consideration the historical dividends paid on common stock. The weighted-average expected life is based on the contractual term of the stock option and expected employee exercise dates, which is based on the historical exercise behavior of the Company's employees. Forfeitures are estimated at the date of grant based on historical experience.

Restricted Stock

        The fair value of restricted stock is based on the closing market price of the Company's common stock on the date of grant.

Accumulated Other Comprehensive Income (Loss)

        The components of accumulated other comprehensive income (loss), net of tax, if applicable, are as follows (in thousands):

Twelve months ended:	Beginning Balance	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Ending Balance
December 31, 2009
Pension Adjustment	$(24,901)	$786	$(305)	481	$(24,420)
Foreign currency translation adjustment	3,228	18,709	—	18,709	21,937
Unrealized loss on derivatives	(7,774)	50	(20)	30	(7,744)

Accumulated other comprehensive income (loss), net of tax	$(29,447)	$19,545	$(325)	$19,220	$(10,227)

December 31, 2010
Pension Adjustment	$(24,420)	$4,315	$(2,056)	$2,259	$(22,161)
Foreign currency translation adjustment	21,937	(315)	—	(315)	21,622
Unrealized loss on derivatives	(7,744)	8,593	(3,471)	5,122	(2,622)

Accumulated other comprehensive income (loss), net of tax	$(10,227)	$12,593	$(5,527)	$7,066	$(3,161)

December 31, 2011
Pension Adjustment	$(22,161)	$(18,678)	$7,239	$(11,439)	$(33,600)
Foreign currency translation adjustment	21,622	(2,525)	—	(2,525)	19,097
Unrealized gain on derivatives	(2,622)	4,196	(1,574)	2,622	—

Accumulated other comprehensive income (loss), net of tax	$(3,161)	$(17,007)	$5,665	$(11,342)	$(14,503)

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

	Twelve Months Ended December 31,
	2011	2010	2009
	(in thousands)
Weighted average shares of common stock outstanding—basic	46,250	45,600	45,403
Potentially dilutive shares resulting from stock plans	586	371	10

Weighted average common shares—diluted	46,836	45,971	45,413
Antidilutive options not included in the weighted average common shares—diluted calculation	164	1,701	3,408

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

New Accounting Pronouncements

        In June 2011, the FASB issued amendments to guidance regarding the presentation of comprehensive income. The amendments eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments require that comprehensive income be presented in either a single continuous statement or in two separate but consecutive statements. In a single continuous statement, the entity would present the components of net income and total net income, the components of other comprehensive income and a total of other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, the entity would present components of net income and total net income in the statement of net income and a statement of other comprehensive income would immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. The amendments also require the entity to present on the face of the financial statements any reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments do not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassed to net income or the option to present components of other comprehensive income either net of related tax

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

effects or before related tax effects. The amendments, excluding the specific requirement to present on the face of the financial statements any reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented which was deferred by the FASB in December 2011, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively. The Company is evaluating its presentation options under ASU No. 2011-05; however, it does not expect adoption of this guidance to impact the Company's consolidated financial statements other than the change in presentation.

        In September 2011, the FASB issued amendments to simplify how entities test goodwill for impairment. Under the updated guidance, an entity now has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If the assessment of qualitative factors leads to a determination that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then the entity is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing it against its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. Under the new guidance, an entity can elect to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, however the Company did not early adopt this amendment.

3. RESTRICTED CASH

        Included in the Company's balance sheet in cash and cash equivalents is $0.3 million of restricted cash at December 31, 2011 and 2010. This $0.3 million bond is held in the United Kingdom in order to defer the payment of duties on imports.

4. CUSTOMER RECEIVABLES, NET

        Customer receivables are presented net of an allowance for doubtful accounts of $4.2 million and $3.6 million at December 31, 2011 and 2010, respectively. Management performs ongoing credit evaluations of its clients and generally does not require collateral. As of December 31, 2011 and 2010, the U.S. government and agencies thereof, represented approximately 18.8% and 21.2%, respectively, of gross customer receivables.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

5. INVENTORIES

	December 31, 2011	December 31, 2010
	(in thousands)
Raw materials	$46,399	$41,808
Work in process	6,926	7,218
Finished goods	35,919	36,190

Inventories	$89,244	$85,216

        Inventory reserves for obsolescence and other estimated losses were $7.7 million and $8.3 million at December 31, 2011 and 2010, respectively.

6. PROPERTY, PLANT, AND EQUIPMENT, NET

	December 31, 2011	December 31, 2010
	(in thousands)
Land and buildings	$106,891	$105,272
Machinery and equipment	248,704	253,283
Construction in progress	11,623	4,420

Property, plant and equipment	367,218	362,975
Accumulated depreciation	(245,426)	(240,756)

Property, plant, and equipment, net	$121,792	$122,219

        Included in Construction in progress are computer software costs of $2.6 million as of December 31, 2011. There were no computer software costs capitalized as of December 31, 2010.

7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

        Information regarding the Company's goodwill and other intangible assets are as follows (in thousands):

	December 31, 2011			December 31, 2010
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Unamortizable intangible assets:
Goodwill	$76,571		$76,571	$76,101		$76,101
Trademarks	213,881		213,881	213,881		213,881
Amortizable intangible assets:
Deferred financing fees	4,241	(3,324)	917	4,241	(2,712)	1,529
Trademarks	3,000	(2,729)	271	3,000	(2,257)	743
Other	9,618	(4,008)	5,610	9,293	(3,200)	6,093

Total	$307,311	$(10,061)	$297,250	$306,516	$(8,169)	$298,347

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET (Continued)

        On December 30, 2011, the Company completed the acquisition of substantially all of the assets of Filzfelt. Filzfelt supplies german milled wool design felt in various colors and thickness. Filzfelt will operate as a division of Spinneybeck and maintain its own headquarters and distribution center in Boston, Massachusetts. The Company made initial allocations of the purchase price at the date of the acquisition based on the estimated fair value of the acquired assets and liabilities assumed. The Company obtained this information during due diligence and through other sources. The Company will finalize the allocation of the purchase price during 2012 but does not anticipate the final allocation to be materially different than the preliminary allocation recorded as of December 31, 2011.

        The Company's goodwill by reporting segment was $37.9 million, $2.2 million, and $36.4 million for Office, Studio, and Coverings respectively at December 31, 2011. There were no material changes to the goodwill balances during each of the two years ending December 31, 2011, other than an increase of goodwill of $0.7 million related to the 2011 acquisition of Filzfelt which is included in Coverings.

        The Company recorded amortization of deferred financing fees of approximately $0.6 million for the years ended December 31, 2011, 2010 and 2009. This amortization was recorded as a component of interest expense.

        Estimated amortization expense for the deferred financing fees, trademarks, and other intangibles for each of the five succeeding years is as follows (in thousands):

2012	1,751
2013	1,037
2014	605
2015	557
2016	515

8. OTHER CURRENT LIABILITIES

	December 31, 2011	December 31, 2010
	(in thousands)
Accrued employee compensation	$36,213	$34,676
Accrued pension costs	16,875	10,675
Customer deposits	6,518	6,146
Derivatives	—	5,138
Accrued warranty	8,146	8,090
Other	16,927	20,329

Other current liabilities	$84,679	$85,054

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

9. INDEBTEDNESS

        The Company's long-term debt is summarized as follows:

	December 31, 2011	December 31, 2010
	(in thousands)
Revolving credit facility	$212,000	$245,000
Other	—	135

Total	212,000	245,135
Less current maturities	—	(135)

Long-term debt	$212,000	$245,000

Revolving Credit Facilities

        At December 31, 2011, the Company had a credit facility which provided for $500.0 million of borrowing of which $212.0 was outstanding. As of February 3, 2012, the Company maintains a $450.0 million revolving credit facility which matures on February 3, 2017. See Note 23 for additional information regarding the amendment and restatement of our facility which occurred on February 3, 2012. The Company may use its revolving line of credit for general corporate purposes, including strategic acquisitions, stock buy backs and cash dividends. Under the Company's credit agreement, the Company can increase its revolving credit facility by up to $200.0 million subject to certain limitations and satisfaction of certain conditions, including compliance with certain financial covenants.

        Loans made pursuant to the revolving credit facility may be borrowed, repaid and reborrowed from time to time until February 3, 2017, subject to satisfaction of certain conditions on the date of any such borrowing. Obligations under the credit facility are secured by a first priority security interest in (i) the capital stock of each present and future subsidiary (with limitations on foreign subsidiaries) and (ii) all present and future property and assets of the Company (with various limitations and exceptions). Borrowings under the credit agreement bear interest at a floating rate based, at the Company's option, upon (i) the LIBOR rate plus an applicable percentage or (ii) the greater of the federal funds rate plus 0.50% or the prime rate as announced by the revolving credit facility's administrative agent, plus an applicable percentage. The interest rates were 1.15% and 1.55% as of December 31, 2011 and 2010, respectively.

        The credit agreement contains a letter of credit subfacility that allows for the issuance of letters of credit and swing-line loans. The sum of the outstanding revolver balance plus any outstanding letters of credit and swing-line loans cannot exceed $450.0 million, effective February 3, 2012, subject to the ability to increase the credit facility by up to $200.0 million as mentioned above. The amount available for borrowing under the revolving credit facility is reduced by the total outstanding letters of credit and swing-line loans. As of December 31, 2011 and 2010, the Company had letters of credit outstanding totaling $3.0 million for both years.

        The Company is required to pay a commitment fee equal to a rate per annum calculated as the product of the applicable rate based upon the Company's leverage ratio as set forth in the credit agreement times the unused portion of the revolving credit facility. In addition, the Company is

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

9. INDEBTEDNESS (Continued)

required to pay a letter of credit fee equal to the applicable rate as set forth in the credit agreement times the daily maximum amount available to be drawn under such letter of credit.

        In addition, the credit agreement also contains various affirmative and negative covenants that among other things, limit, subject to certain exceptions, the incurrence of additional indebtedness and capital expenditures in excess of a specified amount in any fiscal year. The Company was in compliance with the credit agreement covenants at December 31, 2011.

        The Company also has several revolving credit agreements with various European financial institutions. These credit agreements provide credit primarily for overdraft and working capital purposes. As of December 31, 2011, total credit available under such agreements was approximately $12.2 million. There is currently no expiration date on these agreements. The interest rates on borrowings are variable and are based on the monetary market rate that is linked to each country's prime rate. The Company had no outstanding borrowings under the European credit facilities as of December 31, 2011 or 2010.

Interest Paid

        During 2011, 2010 and 2009, the Company made interest payments including amounts related to the Company's interest rate swap agreements totaling $9.8 million, $17.0 million and $12.8 million respectively.

Maturities

        Aggregate maturities of the Company's indebtedness as of December 31, 2011, excluding the impact of the amendment to the revolving credit facility subsequent to December 31, 2011, are as follows (in thousands):

2012	$—
2013	212,000
2014	—
2015	—
2016	—

$212,000

10. PREFERRED STOCK

        The Company's Certificate of Incorporation authorizes the issuance of 10,000,000 shares of preferred stock with a par value of $1.00 per share. Subject to applicable laws, the Board of Directors is authorized to provide for the issuance of preferred shares in one or more series, for such consideration and with designations, powers, preferences and relative, participating, optional or other special rights and the qualifications, limitations or restrictions thereof, as shall be determined by the Board of Directors. There was no Preferred Stock outstanding as of December 31, 2011 and 2010.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

11. DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swap

        The Company occasionally uses derivative financial instruments to reduce its exposure to adverse fluctuations in interest rates.

        On May 21, 2008, the Company entered into four interest rate swap agreements for purposes of managing its risk in interest rate fluctuations. These agreements each hedged a notional amount of $150.0 million of the Company's borrowings under the revolving credit facility. Two of the agreements were effective June 9, 2009 and expired on June 9, 2010. On these two agreements, the Company paid a fixed rate of 3.51% and received a variable rate of interest equal to three-month London Interbank Offered Rate (LIBOR), as determined on the last day of each quarterly settlement period. The other two agreements were effective on June 9, 2010 and expired on June 9, 2011. The Company paid a fixed rate of 4.10% on these two agreements and received a variable rate of interest equal to three-month LIBOR as determined on the last day of each quarterly settlement period.

        The Company elected to apply hedge accounting to these swap agreements. Changes in the fair value of the effective portion of the interest rate swap agreements was recorded as a component of accumulated other comprehensive income (loss) in the equity section of the balance sheet. The net amount received or paid upon quarterly settlements was recorded as an adjustment to interest expense, with a corresponding adjustment in accumulated other comprehensive income (loss).

        The effect of derivatives in cash flow hedging relationships on the consolidated statement of income for the twelve months ended December 31, 2011, 2010 and 2009 was as follows (in thousands):

Derivatives in Cash Flow Hedge Relationship	Before-Tax Loss Recognized in OCI on Derivatives (Effective Portion)	Locations of Loss Reclassified from AOCI into Income (Effective Portion)	Before-Tax Loss Reclassified from AOCI into Income (Effective Portion)	Locations of Loss Recognized in Income on Derivatives (Ineffective Portion)	Before-Tax Loss Recognized in Income on Derivatives (Ineffective Portion)
December 31, 2011
Interest rate swap contracts	$(41)	Interest Expense	$(4,237)	Other Income (Expense), net	$—

Total	$(41)		$(4,237)		$—

December 31, 2010
Interest rate swap contracts	$(2,868)	Interest Expense	$(10,284)	Other Income (Expense), net	$(1,177)

Total	$(2,868)		$(10,284)		$(1,177)

December 31, 2009
Interest rate swap contracts	$(5,176)	Interest Expense	$(5,226)	Other Income (Expense), net	$—

Total	$(5,176)		$(5,226)		$—

        The Company had no outstanding interest rate swap contracts as of December 31, 2011. The fair value of the Company's derivative instruments included in current liabilities was $5.1 million (of which $0.9 million is not designated as a hedging instrument) as of December 31, 2010.

        The Company will continue to review its exposure to interest rate fluctuations and evaluate whether it should manage such exposure through derivative transactions. See Note 20 of the consolidated financial statements for additional information regarding the fair value of the interest rate swaps.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

11. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

Foreign Currency Contracts

        During 2011, the Company entered into multiple foreign currency contracts. The net settlement of these contracts was a $1.2 million gain that was recorded in other income (expense), net. As of December 31, 2011 the Company had no outstanding foreign currency contracts. During 2010 and 2009, the Company did not enter into any foreign currency contracts.

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	2011
Foreign currency contracts	Other income (expense), net	$1,153

Total		$1,153

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

        Changes in the Company's warranty reserve during the years ended December 31, 2011, 2010, and 2009 were as follows:

	2011	2010	2009
	(in thousands)
Balance, beginning of the year	$8,090	$9,773	$11,528
Provision for warranty claims	7,007	4,808	5,295
Warranty claims paid	(6,950)	(6,478)	(7,260)
Exchange rate impact	(1)	(13)	210

Balance, end of the year	$8,146	$8,090	$9,773

        At December 31, 2011, the Company employed a total of 3,121 people. Approximately 12.9% of the employees were represented by unions at December 31, 2011. The Grand Rapids, Michigan plant is the only unionized plant within the U.S. and has an agreement with the Carpenters Union, Local 1615,

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

12. CONTINGENT LIABILITIES AND COMMITMENTS (Continued)

of the United Brotherhood of Carpenters and Joiners of America, Affiliate of the Carpenters Industrial Council (the Union), covering approximately 210 hourly employees. The Collective Bargaining Agreement expires April 30, 2015. Certain workers in the facilities in Italy are also represented by unions.

13. INCOME TAXES

        Income before income tax expense consists of the following:

	2011	2010	2009
	(in thousands)
U.S. operations	$67,379	$32,123	$44,199
Foreign operations	21,447	8,724	(404)

	$88,826	$40,847	$43,795

        Income tax expense is comprised of the following:

	2011	2010	2009
	(in thousands)
Current:
Federal	$16,794	$1,488	$9,151
State	3,561	1,426	1,822
Foreign	7,900	2,834	244

Total current	28,255	5,748	11,217

Deferred:
Federal	$4,087	$7,044	$5,593
State	695	420	775
Foreign	(2,222)	(389)	(1,143)

Total deferred	2,560	7,075	5,225

Income tax expense	$30,815	$12,823	$16,442

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

13. INCOME TAXES (Continued)

        The following table sets forth the tax effects of temporary differences that give rise to the deferred tax assets and liabilities:

	December 31, 2011	December 31, 2010
	(in thousands)
Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts	$1,514	$1,365
Inventories	2,762	3,344
Net operating loss carryforwards	10,957	10,784
Accrued pension	26,924	17,242
Stock-based compensation	7,343	4,883
Compensation-related accruals	3,103	3,429
Warranty	3,459	2,884
Obligation for postretirement benefits other than pension	4,467	10,270
Interest Rate Swap Agreements	—	1,928
Accrued liabilities and other items	4,037	4,218

Gross deferred tax assets	64,566	60,347
Valuation allowance	(9,454)	(9,378)

Net deferred tax assets	55,112	50,969

Deferred tax liabilities:
Intangibles	82,841	80,439
Plant and equipment	11,361	13,443

Gross deferred tax liabilities	94,202	93,882

Net deferred tax liabilities	$(39,090)	$(42,913)

        Income taxes paid, net of refunds received, by the Company during 2011, 2010, and 2009 totaled $13,542,000, $539,000, and $27,121,000 respectively.

        As of December 31, 2011, the Company had net operating loss carryforwards totaling approximately $38,893,000 in various foreign tax jurisdictions which may be carried forward between five years and an unlimited time. The Company provides a valuation allowance against certain net foreign deferred tax assets (principally the net operating loss carryforwards) due to the uncertainty that they can be realized. Changes to this valuation allowance in any future period will be recorded as an income tax benefit in our statement of operations.

        During 2011, the Company increased the valuation allowance by $219,000 in connection with the benefits associated with net operating loss carry forwards that the Company concluded would not be realized. This entire amount was reflected as a foreign deferred income tax expense in our statement of operations for the current year. There was also a decrease in the valuation allowance of $143,000 related to foreign exchange.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

13. INCOME TAXES (Continued)

        The following table sets forth a reconciliation of the statutory federal income tax rate to the effective income tax rate:

	2011	2010	2009
Federal statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) in the tax rate resulting from:
State taxes, net of federal effect	3.0	2.1	3.8
Effect of tax rates of other countries	(2.2)	(.7)	(1.6)
Foreign Tax Credit-Amended Returns	—	(6.9)	—
Section 199 deduction	(1.7)	(.4)	(0.7)
Other	0.6	2.3	1.2

Effective tax rate	34.7%	31.4%	37.7%

        During the second quarter of 2010, the Company filed amended Federal Income Tax Returns in order to claim Foreign Tax Credits for the years 2005 through 2008. The Company realized a $2.8 million benefit, during the year ended December 31, 2010 as a result of the filing of these amended returns.

        The Company has not made provisions for U.S. federal and state income taxes as of December 31, 2011 on approximately $105.2 million of foreign earnings that are expected to be reinvested indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. federal and state income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

        As of December 31, 2011 and 2010, the Company had unrecognized tax benefits of approximately $2.0 million. The entire amount of the unrecognized tax benefits would reduce the effective tax rate if recognized.

        The following table summarizes the activity related to our unrecognized tax benefits during 2011, 2010 and 2009:

	2011	2010	2009
	(in thousands)	(in thousands)	(in thousands)
Balance, beginning of the year	$1,953	$1,821	$1,673
Additions for tax positions related to the current year	189	112	106
Additions for tax positions related to the prior year	—	69	79
Decreases for tax positions related to the prior year	—	(46)	—
Prior year reductions
Settlements with taxing authorities	—	(47)	(17)
Lapse of statute of limitations	(137)	(119)	(120)
Change in exchange rate	39	163	100

Balance, end of the year	$2,044	$1,953	$1,821

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

13. INCOME TAXES (Continued)

        During the years ended December 31, 2011, 2010 and 2009, the Company recognized approximately $0.1 million of interest and penalties, net of deferred taxes. The Company has accrued approximately $0.7 million for the payment of interest and penalties at December 31, 2011, and $0.6 million for the payment of interest and penalties at December 31, 2010.

        As of December 31, 2011, the Company is subject to U.S. Federal Income Tax examination for the tax years 2008 through 2011, and to non-U.S. income tax examination for the tax years 2003 to 2011. In addition, the Company is subject to state and local income tax examinations for the tax years 2006 through 2011.

        There are no tax positions included in unrecognized tax benefits at December 31, 2011 for which it is reasonably possible that the total amounts could significantly change during the next twelve months.

14. LEASES

        The Company has commitments under operating leases for certain machinery and equipment as well as manufacturing, warehousing, showroom and other facilities used in its operations. Some of the leases contain renewal provisions and generally require the Company to pay certain operating expenses, including utilities, insurance and taxes, which are subject to escalation. At times the Company enters into lease agreements which contain a provision for cash abatements related to certain leasehold improvements. These abatements are recognized on a straight-line basis as a reduction to rent expense over the lease term. The unamortized portions as of December 31, 2011 and 2010 were $4,393,000 and $4,743,000, respectively. Total rental expense for 2011, 2010, and 2009 was $15,979,000, $15,779,000 and $15,146,000, respectively. Future minimum rental payments required under those operating leases are as follows (in thousands):

2012	$12,351
2013	10,240
2014	7,770
2015	6,597
2016	6,025
Subsequent years	17,428

Total minimum rental payments	$60,411

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

        Both the pension plans and the other postretirement benefit plans were modified during the year ended December 31, 2011. Participants who had 70 or greater points (age plus completed years of service) could elect to stay in the pension and accrue additional benefits or receive the Company's

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

15. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

enhanced 401K match which was reinstated as of January 1, 2012. Those with less than 70 points were removed from the pension plan and will not accrue any additional benefits after December 31, 2011. The Company's other postretirement benefit plans are in the process of being eliminated. As a result of this modification, the Company recorded a $5.4 million gain during the year ended December 31, 2011.

        The year-end status of these plans was as follows (in thousands):

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Change in projected benefit obligation:
Projected benefit obligation at January 1	$196,820	$178,857	$26,783	$25,087
Service cost	10,634	10,401	476	452
Interest cost	11,211	10,811	1,114	1,481
Participant contributions	137	280	(12,218)	565
Actuarial loss (gain)	23,180	130	(2,939)	1,450
Benefits paid	(4,179)	(3,272)	699	(1,879)
Liability gain due to Curtailment	(5,361)	(387)	(2,030)	(373)

Projected benefit obligation at December 31	$232,442	$196,820	$11,885	$26,783

Accumulated benefit obligation, December 31	$226,051	$184,933	$—	$—

Change in plan assets:
Fair value of plan assets at January 1	$152,015	$128,331	$—	$—
Actual return on plan assets	1,277	16,676	—	—
Employer contributions	9,981	10,000	1,331	1,314
Participant contributions	137	280	699	565
Benefits paid	(4,179)	(3,272)	(2,030)	(1,879)

Fair value of plan assets at December 31	$159,231	$152,015	$—	$—

Funded status	$(73,211)	$(44,805)	$(11,885)	$(26,783)

        Weighted-average assumptions used (as of the end of the year) in computing the benefit obligation as of December 31, 2011 and 2010 were as follows:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Discount rate	5.15%	5.75%	3.40 - 5.05%	4.65 - 5.85%
Expected return on plan assets	7.10	8.20	N/A	N/A
Rate of compensation increase	2.50	2.50	N/A	N/A

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

15. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

        The following table presents the Company's pension plan investments measured at fair value as of December 31, 2011 and 2010 (in thousands).

	Level 1	Level 2	Level 3	Total
Equity Securities
U.S. equity securities	$79,773	—	—	$79,773
Non-U.S. equity securities	14,282	—	—	14,282
Debt Securities
Fixed income funds and cash investment funds	65,176	—	—	65,176

December 31, 2011	$159,231	—	—	$159,231

	Level 1	Level 2	Level 3	Total
Equity Securities
U.S. equity securities	$83,050	—	—	$83,050
Non-U.S. equity securities	14,561	—	—	14,561
Debt Securities
Fixed income funds and cash investment funds	54,404	—	—	54,404

December 31, 2010	$152,015	—	—	$152,015

        See Note 21 of the consolidated financial statements for the description of the levels of the fair value hierarchy.

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Amounts recognized in the consolidated balance sheet consist of:
Current liabilities	$(16,875)	$(10,675)	$(1,229)	$(1,494)
Noncurrent liabilities	(56,336)	(34,130)	(10,656)	(25,289)

Net amount recognized	$(73,211)	$(44,805)	$(11,885)	$(26,783)

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Amounts recognized in accumulated other comprehensive income before taxes:
Net actuarial loss	$61,918	$34,363	$4,539	$8,360
Prior service cost (benefit)	39	140	(11,793)	(6,843)

Net amount recognized	$61,957	$34,503	$(7,254)	$1,517

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

15. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

        The following table sets forth other changes in the benefit obligation recognized in other comprehensive income for the Company's pension and other postretirement benefits plans (in thousands):

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Net actuarial (gain)/loss	$29,546	$(5,262)	$(2,939)	$1,450
Prior service cost/(credit)	—	—	(12,218)	—
Amortization of:
Prior service cost/(credit)	(101)	(61)	7,268	1,169
Actuarial (gain)/loss	(1,996)	(1,058)	(882)	(553)

Total recognized in OCI	$27,449	$(6,381)	$(8,771)	$2,066

        The estimated net actuarial loss, and prior service cost, for the defined benefit pension plans included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2012 is $4,109,000 and $14,000 respectively.

        The following table sets forth the components of the net periodic benefit cost for the Company's pension and other postretirement benefits plans (in thousands):

	Pension Benefits			Other Benefits
	2011	2010	2009	2011	2010	2009
Service cost	$10,634	$10,401	$10,053	$476	$452	$429
Interest cost	11,211	10,811	9,981	1,114	1,481	1,477
Expected return on plan assets	(13,008)	(11,671)	(10,644)	—	—	—
Amortization of prior service cost	32	61	74	(1,754)	(1,205)	(1,295)
Recognized actuarial loss	1,996	1,058	351	882	553	542
Curtailment (benefit) expense	$69	—	27	$(5,514)	$(338)	(1,090)

Net periodic benefit cost	$10,934	$10,660	$9,842	$(4,796)	$943	$63

        Weighted-average assumptions used (as of the beginning of the year) to determine net periodic benefit cost for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Pension Benefits			Other Benefits
	2011	2010	2009	2011	2010	2009
Discount rate	4.95 - 5.75%	6.10%	6.50%	3.50 - 4.65%	6.10%	6.50%
Expected return on plan assets	8.20	8.15	8.25	N/A	N/A	N/A
Rate of compensation increase	2.50	4.00	4.00	N/A	N/A	N/A

        The expected long-term rate of return on assets is based on management's expectations of long-term average rates of return to be earned on the investment portfolio. In establishing this assumption, management considers historical and expected returns for the asset classes in which the plan assets are invested.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

15. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

        For purposes of measuring the benefit obligation associated with the Company's other postretirement benefit plans as of December 31, 2011, as well as the assumed rate for 2012, an 8.50% annual rate of increase in the per capita cost of covered health care benefits was assumed (both medical and prescription drug). The rate was then assumed to decrease to an ultimate rate of 5% for 2019 and thereafter. For purposes of measuring the net periodic benefit cost for 2011 associated with the Company's other postretirement benefits plans, an 8.00% annual rate of increase in the per capita cost of covered medical benefits was assumed and an 8.50% annual rate of increase in the per capita cost of covered prescription drug benefits was assumed. Increasing the assumed health care cost trend rate by 1.0% would increase the benefit obligation as of December 31, 2011 by $347,000 and increase the aggregate of the service and interest cost components of net periodic benefit cost for 2011 by $32,000. Decreasing the assumed health care cost trend rate by 1.0% would decrease the benefit obligation as of December 31, 2011 by $343,000 and decrease the aggregate of the service and interest cost components of net periodic benefit cost for 2011 by $34,000.

        The Company's pension plans' weighted-average asset allocations as of December 31, 2011 and 2010, by asset category were as follows:

	Plan Assets at December 31
Asset Category	2011	2010
Temporary Investment Funds	4%	2%
Equity Investment Funds	59	64
Fixed Income Funds	37	34

Total	100%	100%

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

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

15. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

        The Company expects to contribute $16,875,000 to its pension plans and approximately $1,229,000 to its other postretirement benefit plans in 2012. Estimated future benefit payments under our pension and other postretirement plans are as follows:

	Pension Benefits	Other Benefits
	(in thousands)
2012	$5,111	$1,229
2013	6,035	1,245
2014	7,025	1,317
2015	8,164	1,316
2016	9,313	1,149
2017 - 2021	67,557	4,077

        Employees of the Canadian, Belgium and United Kingdom operations participate in defined contribution pension plans sponsored by the Company. The Company's expense related to these plans for 2011, 2010, and 2009 was $1,152,000, $1,142,000, and $1,041,000 respectively.

        The Company also sponsors a 401(k) retirement savings plan for all U.S. employees. Under this plan, participants may defer a portion of their earnings up to the annual contribution limits established by the Internal Revenue Service. For associates who do not participate in the Company's pension plans, the plan allows for the Company to make a fixed matching contribution of 50.0% of participant contributions up to the first 6.0% of compensation for both nonunion and union employees; however, matching contributions were suspended in 2011 and 2010.The fixed matched was reinstated beginning January 1, 2012. For participants who are union or nonunion employees, the plan also provides for a discretionary employer contribution based on the Company's profits, as determined by our board of directors. In addition, the plan also provides for an additional employer contribution for individuals who are nearing retirement age. The plan also provides that the Company may make discretionary contributions of common stock to participant accounts on behalf of all actively employed U.S. participants. Company contributions generally vest ratably over a five-year period. A Knoll common stock fund consisting of 1,000,000 shares of common stock into which participants may invest the compensation they elect to defer was established on December 14, 2004. Participant contributions into the Knoll common stock fund are generally limited to no more than 10% of their total account balance in the plan. Participant contributions in the Knoll common stock fund may be transferred into other investment alternatives or distributed in the form of shares of Knoll common stock if so invested at the time of distribution.

        In 2011 and 2010, the Company did not match any 401(k) contributions. The Company's total expense under the 401(k) plan was $3,257,000 for 2009.

16. STOCK PLANS

Stock Incentive Plans

        As of December 31, 2011, the Company sponsored two stock incentive plans under which awards denominated or payable in shares or options to purchase shares of Knoll common stock may be granted to officers, certain other employees, directors and consultants of the Company. In May 2007,

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

16. STOCK PLANS (Continued)

the Company approved the 2007 Stock Incentive Plan which authorized the issuance of 2,000,000 shares of common stock. As of December 31, 2011, 100,774 shares remained available for issuance under this plan. In May of 2010, the Company approved the 2010 Stock Incentive Plan which authorized the issuance of 2,000,000 shares of common stock. As of December 31, 2011, 1,979,000 shares remained available for issuance under this plan.

        A Stock Option Committee currently consisting of the Compensation Committee of the Company's Board of Directors ("Stock Option Committee") has sole discretion concerning administration of the plans, including selection of individuals to receive awards, types of awards, the terms and conditions of the awards and the time at which awards will be granted. Options that are granted have a maximum contractual life of seven to ten years. Grants to employees generally become partially vested one year from the date of grant. The options granted generally vest 25% each year over a four year period. In addition, the options have accelerated vesting provisions upon a change of control of the Company. The Company is recognizing compensation expense using the graded vesting attribution method which treats each option grant as multiple grants each with its own requisite service period.

        In 2005, the Company granted performance-based restricted stock awards to certain key employees aggregating 1,650,000 shares of common stock. These awards provide for the delivery of shares of common stock to award recipients upon the satisfaction of certain vesting requirements. The Company determined the fair value of the shares on the date of grant and recognized compensation expense ratably over the vesting period. These awards are all vested as of December 31, 2011.

        In 2007, the Company granted restricted stock awards to certain key employees aggregating 360,000 shares of common stock. These awards provide for the delivery of shares of common stock to award recipients upon the satisfaction of certain vesting requirements. These shares will vest as to one-fifth of the shares underlying each award to the extent that Knoll's operating profit for a calendar year is equal to $141.0 million. An additional one-fifth will vest based on additional increments to operating profit of $15.0 million with full vesting upon the achievement of $201.0 million in operating profit. In any event, the awards will fully vest on the fifth anniversary of the date of the grant. The Company determined the fair value of the shares on the date of grant and is recognizing compensation expense ratably over the vesting period. In certain conditions vesting may be accelerated as defined in the restricted share agreements.

        In 2008, the Company granted restricted stock awards to certain key employees and the Company's Board of Directors aggregating 992,117 shares of common stock. These awards provide for the delivery of shares of common stock to award recipients upon the satisfaction of certain vesting requirements. 900,000 of these shares will vest as to one-fifth of the shares underlying each award on each grant date anniversary, without regard to operating profit targets. 26,117 of these shares granted in 2008 vested one-third over each of the subsequent three years, without regard to operating profit targets. 66,000 of these shares will vest as to one-fifth of the restricted shares underlying each award to the extent that Knoll's operating profit for the period is equal to $156.0 million. An additional one-fifth will vest based on additional increments to operating profit of $15.0 million with full vesting upon the achievement of $216.0 million in operating profit. In any event, the awards will fully vest on the fifth anniversary of the date of the grant. In certain conditions vesting may be accelerated as defined in the restricted share agreements. The Company determined the fair value of the shares on the date of grant and is recognizing compensation expense ratably over the vesting period.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

16. STOCK PLANS (Continued)

        In 2009, the Company granted restricted stock awards to the Company's Board of Directors aggregating 40,818 shares of common stock. These awards provide for the delivery of shares of common stock to award recipients upon the satisfaction of certain vesting requirements. These shares vest one-third over each of the subsequent three years, without regard to operating profit targets. In certain conditions vesting may be accelerated as defined in the restricted share agreements. The Company determined the fair value of the shares on the date of grant and is recognizing compensation expense ratably over the vesting period. In 2009, the Company also granted 935,000 stock options to certain key employees of the Company. These options vest ratably over a four-year period on the anniversary of the grant date.

        In 2010, the Company granted restricted stock awards to the Company's Board of Directors aggregating 25,446 shares of common stock. These awards provide for the delivery of shares of common stock to award recipients upon the satisfaction of certain vesting requirements. These shares vest one-third over each of the subsequent three years, without regard to operating profit targets. The Company determined the fair value of the shares on the date of grant and is recognizing compensation expense ratably over the vesting period. In addition, the Company granted 25,000 restricted stock awards to a certain key employee. These shares vest one-third over the subsequent three years, without regard to operating profits. In certain conditions vesting may be accelerated as defined in the restricted share agreements. The Company determined the fair value of the shares on the date of grant and is recognizing compensation expense ratably over the vesting period.

        In 2011, the Company granted restricted stock awards to certain key employees and the Company's Board of Directors aggregating 762,004 shares of common stock. These awards provide for the delivery of shares of common stock to award recipients upon the satisfaction of certain vesting requirements. 748,000 of these shares will vest as to one-third of the shares underlying each award to the extent that Knoll's operating profit for 2011 is equal to $77 million. An additional one-third will vest if Knoll's annual operating profit is equal to $92 million in 2012. In any event, the awards will fully vest on the third anniversary of the date of grant. The remaining 14,004 shares granted in 2011 will vest as to one-third over each of the subsequent three years, without regard to operating targets. In certain conditions vesting may be accelerated as defined in the restricted share agreements. The Company determined the fair value of the shares on the date of grant and is recognizing compensation expense ratably over the vesting period.

        The following table summarizes the Company's restricted stock activity during the year:

	Number of Restricted Shares Granted	Weighted Average Fair Value
Outstanding at December 31, 2010	878,520	$14.94
Granted	762,004	21.42
Forfeited	(30,000)	21.58
Vested	(223,972)	12.92

Outstanding at December 31, 2011	1,386,552	$18.69

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

16. STOCK PLANS (Continued)

        The following table summarizes the Company's stock option for the preceding three years.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2008	2,758,979	$15.20		$—
Granted	935,000	10.24		—
Forfeited	(286,218)	16.25		—

Outstanding at December 31, 2009	3,407,761	$13.75	4.38	$—

Exercisable at December 31, 2009	2,245,511	$14.86	3.02	$—

Outstanding at December 31, 2009	3,407,761	$13.75		$—
Exercised	(790,596)	12.20		905,051
Forfeited	(112,064)	14.20		35,192

Outstanding at December 31, 2010	2,505,101	$14.22	4.47	$7,742,565

Exercisable at December 31, 2010	1,683,101	$15.67	3.72	$2,961,443

Outstanding at December 31, 2010	2,505,101	$14.22		$7,742,565
Exercised	(878,658)	14.97		4,731,919
Forfeited	(86,250)	13.54		565,800

Outstanding at December 31, 2011	1,540,193	$13.83	4.35	$3,631,381

Exercisable at December 31, 2011	1,062,193	$15.28	4.06	$1,597,081

        The following table summarizes information regarding stock options outstanding and exercisable at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$10.24 - $15.00	1,138,623	4.48 years	$11.67	660,623	$12.45
$15.01 - $18.77	226,570	3.09	17.75	226,570	17.75
$18.78 - $23.47	175,000	5.12	22.77	175,000	22.77

$10.24 - $23.47	1,540,193	4.35	$13.83	1,062,193	$15.28

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

16. STOCK PLANS (Continued)

        There were no options granted during 2011 or 2010. The weighted-average grant-date fair value of options granted during the year ended December 31, 2009 was $4.32 based on the following weighted-average assumptions used in the lattice option pricing model:

2009
Expected volatility	44%
Expected dividend yield	0.78%
Expected term (in years)	6
Risk-free rate	3.34%
Forfeiture rate	5%

        A summary of the status of the Company's non-vested options as of December 31, 2011, and changes during the year ended December 31, 2011, is presented below.

	Number of Options	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2011	822,000	$4.43
Granted	—	—
Vested	(287,750)	4.75
Forfeited	(56,250)	4.32

Nonvested at December 31, 2011	478,000	$4.26

        The total fair value of options vested during the years 2011, 2010, and 2009 was $1.4 million, $1.5 million, and $1.1 million, respectively.

        Compensation costs related to stock-based compensation for the years ended December 31, 2011, 2010, and 2009 totaled $9.7 million pre-tax ($5.9 million after-tax), or $0.12 per diluted share, $9.2 million pre-tax ($5.6 million after-tax), or $0.12 per diluted share, and $8.2 million pre-tax ($5.0 million after-tax), or $0.11 per diluted share, respectively, and are included in the consolidated statements of income under selling, general, and administrative expenses.

        At December 31, 2011 and December 31, 2010, the total compensation cost related to non-vested awards not yet recognized equaled $16.8 million and $10.9 million, respectively, including $0.6 million and $1.6 million for stock options, respectively, and $16.2 million and $9.3 million for restricted stock, respectively. The weighted average remaining period over which the cost is to be recognized is 1.5 years.

Other Stock-Based Compensation Plans

        As of December 31, 2011 the Company terminated its Employee Stock Purchase Plan (ESPP) whereby employees of the Company were able to purchase shares of Knoll common stock at a discounted rate. The discount rate was 5% off the average of the high and low sale price per share on the last trading day of the purchase period. Employees were able to contribute 1-10% of their eligible gross pay up to a $25,000 annual stock value limit. In 2011, 2010, and 2009 employees purchased 2,567, 3,251, and 6,716 shares, respectively, in accordance with the terms of the ESPP.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

17. SEGMENT AND GEOGRAPHIC REGION INFORMATION

        Accounting Standards Codification 280, "Segment Reporting", defines that a segment for reporting purposes is based on the financial performance measures that are regularly reviewed by the Chief Operating Decision Maker to assess segment performance and to make decisions about a public entities allocation of resources. During the fourth quarter of 2011, the Company realigned its financial reporting structure to provide the Company's Chief Operating Decision Maker the necessary results to assess the performance of the Company. Based on this guidance, the Company reports its segment results based on the following reportable segments; Office, Studio and Coverings. The Office segment serves corporate, government, healthcare, retail and other customers in the United States and Canada providing a portfolio of office furnishing solutions including systems, seating, storage, and KnollExtra ergonomic accessories, and other products. The Studio segment includes KnollStudio and the Company's European subsidiaries which primarily sell KnollStudio products. The KnollStudio portfolio includes a range of lounge seating; side, café and dining chairs; barstools; and conference, dining and occasional tables. The Coverings segment includes, KnollTextiles, Spinneybeck, and Edelman Leather. These businesses serve a wide range of customers offering high quality textiles, felt, and leather.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

17. SEGMENT AND GEOGRAPHIC REGION INFORMATION (Continued)

        The following information below categorizes certain financial information into the above noted segments for the years ended December 31, 2011, 2010, and 2009

	2011	2010	2009
NET SALES
Office	$664,132	$562,304	$552,333
Studio	152,724	151,917	135,191
Coverings	105,344	95,246	92,509

Knoll, Inc.	$922,200	$809,467	$780,033

NET INTERSEGMENT SALES
Office	$2,148	$2,113	$1,669
Studio	5,953	5,845	5,308
Coverings	9,780	9,775	8,359

Knoll, Inc.	$17,881	$17,733	$15,336

DEPRECIATION AND AMORTIZATION
Office	$14,259	$15,995	$17,187
Studio	2,124	1,897	1,778
Coverings	1,355	1,569	1,614

Knoll, Inc.	$17,738	$19,461	$20,579

OPERATING INCOME
Office	$46,614	$32,628	$42,707
Studio	23,022	20,880	15,454
Coverings	22,686	18,381	16,224

Subtotal	$92,322	$71,889	$74,385
Restructuring and other charges—primarily Office	696	7,565	11,959
Curtailment benefit	5,445	338	1,063

Knoll, Inc.(1)	$97,071	$64,662	$63,489

CAPITAL EXPENDITURES
Office	$14,142	$7,072	$10,643
Studio	1,009	958	1,922
Coverings	24	282	1,141

Knoll, Inc.	$15,175	$8,312	$13,706

(1)
The Company does not allocate interest expense or other income (expense), net to the reportable segments.

        Many of the Company's facilities manufacture products for all three reporting segments. Therefore, it is impractical to disclose asset information on a segment basis.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

17. SEGMENT AND GEOGRAPHIC REGION INFORMATION (Continued)

        The Company's net sales by product category were as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Office Systems	$440,395	$353,536	$377,601
Seating	112,098	112,305	86,966
Files and Storage	85,404	72,475	62,153
Studio	152,724	151,917	135,191
Coverings	105,344	95,246	92,509
Other	26,235	23,988	25,613

	$922,200	$809,467	$780,033

        The Company markets its products in the United States and internationally, with its principal international markets being Canada and Europe. The table below contains information about the geographical areas in which the Company operates. Sales to clients are attributed to the geographic areas based on the origin of sale.

	United States	Canada	Europe	Consolidated
	(in thousands)
2011
Sales to clients	$797,834	$44,225	$80,141	$922,200
Property, plant, and equipment, net	77,230	29,110	15,452	121,792
2010
Sales to clients	$688,914	$34,267	$86,286	$809,467
Property, plant, and equipment, net	75,228	31,435	15,556	122,219
2009
Sales to clients	$688,664	$26,831	$64,538	$780,033
Property, plant, and equipment, net	83,291	33,112	18,642	135,045

        A number of U.S., state and local governmental agencies purchase the Company's products, primarily from the Office segment. Sales to these entities and agencies amounted to approximately $180.1 million in 2011, $189.5 million in 2010, and $191.8 million.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

18. OTHER INCOME (EXPENSE), NET

        The components of other income (expense), net are as follows:

	December 31
	2011	2010	2009
	(in thousands)
Foreign exchange transaction gain (loss)	$2,669	$(5,525)	$(6,598)
Unrealized loss on derivatives	—	(1,177)	—
Other	(1,161)	323	766

Other income (expense), net	$1,508	$(6,379)	$(5,832)

19. RESTRUCTURING CHARGES

        On April 3, 2008 the Company initiated a restructuring plan in order to reduce costs. Similar plans were announced December 4, 2008, and February 3, 2009. The restructuring plans consisted primarily of employee termination costs, costs associated with exiting leased showrooms, and costs associated with the discontinuation of certain product lines. On March 18, 2010, the Company announced an additional restructuring plan to better align its North America manufacturing footprint with demand while further focusing the particular manufacturing activities of its Office segment production facilities. The Company elected to undergo this restructuring in order to better utilize its manufacturing capacity, eliminate duplication of capabilities and reduce associated costs.

        The Company based its accounting and disclosures on the applicable accounting guidance. As a result, charges to operations were made in the periods in which restructuring plan liabilities were incurred.

        In connection with the above plans, the Company incurred approximately $0.8 million of restructuring charges during 2011. These restructuring charges included $0.2 million of employee termination costs and $0.6 million of costs associated with facility realignment. These charges were offset by a $0.1 million adjustment to the accrual. The Company incurred approximately $7.6 million of restructuring charges during 2010. These restructuring charges included $3.7 million of employee termination costs, $3.0 million of costs associated with the write-off of fixed assets that had no future benefit, and $0.9 million of costs associated with facility realignment. The Company incurred approximately $12.0 million of restructuring charges during 2009. These restructuring charges included $10.6 million of employee termination costs and $0.6 million of costs associated with exiting three leased showrooms, and $0.8 million of costs associated with the discontinuation of certain product lines. The Company does not expect to incur any more restructuring charges in the future in relation to the above noted plans.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

19. RESTRUCTURING CHARGES (Continued)

        Below is the summary of the changes in the restructuring liability during 2011, 2010, and 2009:

	2011	2010	2009
Reserve balance as of January 1	$1,629	$1,774	$1,445
Additions	793	4,603	11,186
Payments	(2,072)	(4,674)	(10,857)
Adjustments	(97)	(74)	—

Ending Reserve balance as of December 31	$253	$1,629	$1,774

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

Long-term Debt

        The fair value of the Company's $212.0 million in debt under its revolving credit facility approximates its carrying value, as it is variable-rate debt and the terms are comparable to market terms as of the balance sheet dates.

Interest Rate Swap Contracts

        The fair value of the Company's interest rate swap contracts were measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation, subject to a credit adjustment to the LIBOR-based yield curve's implied discount rates.

21. FAIR VALUE MEASUREMENTS

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

DECEMBER 31, 2011

21. FAIR VALUE MEASUREMENTS (Continued)

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

        The fair value of the interest rate swaps were based on observable prices as quoted for receiving the variable three month London Interbank Offered Rates ("LIBOR") and paying fixed interest rates and, therefore, were classified as level 2.

        The interest rate swaps referred to above were included in current liabilities within the consolidated balance sheet at December 31, 2010. At December 31, 2011, there were no outstanding interest rate swaps See Note 20 for further details about the fair value of financial instruments.

22. QUARTERLY RESULTS (UNAUDITED)

        The following tables contain selected unaudited Consolidated Statements of Operations data for each quarter for the years ended December 31, 2011 and 2010. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(in thousands, except per share data)
2011
Sales	$220,858	$238,650	$239,543	$223,148	$922,200	(1)
Gross profit	68,401	76,493	78,851	70,650	294,397	(1)
Net income	9,202	12,975	18,389	17,443	58,011	(1)
Earnings per share—basic	$.20	$.28	$.40	$.38	$1.25	(1)
Earnings per share—diluted	$.20	$.28	$.39	$.37	$1.24
2010
Sales	$175,259	$192,275	$202,149	$239,784	$809,467
Gross profit	56,661	63,040	67,452	77,196	264,349
Net income	2,215	8,676	6,340	10,793	28,024
Earnings per share—basic	$.05	$.19	$.14	$.24	$.61
Earnings per share—diluted	$.05	$.19	$.14	$.23	$.61

(1)
Results do not add due to rounding.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

23. SUBSEQUENT EVENTS

        On February 2, 2012, the Company announced that the Board of Directors declared a quarterly cash dividend of $0.10 per share payable March 30, 2012 to all shareholders of record on March 15, 2012.

        On February 3, 2012, the Company completed an amendment to its existing credit facility, dated June 29, 2007, whereby the existing credit agreement was amended and restated in its entirety. This amended and restated agreement provides for a $450 million revolving credit facility that matures February 2017, with the option to increase the size of the facility by up to an additional $200 million, subject to the satisfaction of certain terms and conditions. Borrowings under the revolving credit facility may be repaid at any time, but no later than February 3, 2017. The Company retains the right to terminate or reduce the size of the facility at any time. For further information regarding this agreement see the current report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2012.

        On February 7, 2012, the Company agreed to acquire Richard Schultz Design, Inc., the designer and manufacturer of outdoor furniture for the residential, hospitality and contract office furniture markets. The Company, which maintains a flagship showroom in New York's D&D Building, sells the iconic 1966 Schultz Leisure Line and 1960 Petal Table Collection, originally designed for Knoll, as well as contemporary outdoor furniture designs. Its designs are included in the collections of The Museum of Modern Art, the Victoria and Albert Museum and the Philadelphia Museum of Art. The acquisition is expected to close on or about March 1, 2012.

        On February 10, 2012, under the Company's 2007 Stock Incentive Plan and the Company's 2010 Stock Incentive Plan, the Company granted 315,030 restricted stock awards. 22,530 of these awards were granted to the Company's Board of Directors and vest one-third over each of the next three years. 292,500 of these awards were granted to certain key employees and cliff vest on the third anniversary of the grant date. In certain conditions vesting may be accelerated as defined in the restricted share agreements.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None

ITEM 9A.    CONTROLS AND PROCEDURES

        Evaluation of disclosure controls and procedures.    We, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report (December 31, 2011) ("Disclosure Controls"). Based upon the Disclosure Controls evaluation, our principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

        Our management assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2011. Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2011; their report is included elsewhere in this Form 10-K filing.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Knoll, Inc.

        We have audited Knoll, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Knoll, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's annual report on internal control over financial reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Knoll, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Knoll, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011 of Knoll, Inc. and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 29, 2012

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by Item 10 relating to directors, director nominees and executive officers of the registrant is incorporated by reference from the information under the captions "Board of Directors," "Election of Directors," "Executive Officers," "Board Meetings and Committees," "Code of Ethics," and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in our Proxy Statement for our 2012 Annual Meeting of Stockholders (the "Proxy Statement").

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

	Equity Compensation Plan Information
	As of December 31, 2011
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Shares Remaining for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	1,540,193	$13.83	2,079,774
Equity compensation plans not approved by security holders	—	—	—

Total	1,540,193		2,079,774

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

(a)
Documents filed as part of this Form 10-K:

(1)
CONSOLIDATED FINANCIAL STATEMENTS (ITEM 8)

•
Consolidated Balance Sheets as of December 31, 2011 and 2010

•
Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010, and 2009.

•
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2011, 2010, and 2009.

•
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010, and 2009.

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

(3)
EXHIBITS

Exhibit Number		Description
3.1	(a)	Amended and Restated Certificate of Incorporation of Knoll, Inc.

3.2	(q)	Amended and Restated By-Laws of Knoll, Inc.

4.1	(a)	Form of Stock Certificate.

10.1	(b)	Amended and Restated Credit Agreement, dated as of February 3, 2012, by and among Knoll, Inc., the domestic subsidiaries of Knoll, Inc., Bank of America, N.A., Merrill Lynch, Pierce, Fenner and Smith Incorporated, J.P. Morgan Securities LLC, J.P. Morgan Chase Bank, N.A., and the other lenders party thereto.

10.2	(g)*	Amended and Restated Employment Agreement, executed March 14, 2006, effective as of January 1, 2006, between Knoll, Inc. and Burton B. Staniar.

10.3	(s)*	Amendment to Amended and Restated Employment Agreement, dated as of May 4, 2009, between Knoll, Inc. and Burton B. Staniar.

10.4	(d)*	Employment Agreement, dated as of March 23, 2001, between Knoll, Inc. and Andrew B. Cogan.

Exhibit Number		Description
10.5	(a)*	Amendment No. 1 to Employment Agreement, dated as of August 25, 2004, between Knoll, Inc. and Andrew B. Cogan.

10.6	(g)*	Amendment No. 2 to Employment Agreement, dated as of March 14, 2006, between Knoll, Inc. and Andrew B. Cogan.

10.7	(i)*	Amendment No. 3 to Employment Agreement, dated as of December 11, 2006, between Knoll, Inc. and Andrew B. Cogan.

10.8	(l)*	Amendment No. 4 to Employment Agreement, dated as of December 10, 2007, between Knoll, Inc. and Andrew B. Cogan.

10.9	(p)*	Employment Agreement, dated as of March 3, 2008, between Knoll, Inc. and Lynn M. Utter.

10.10	*	Summary of Barry L. McCabe 2012 Compensation.

10.11	*	Summary of Jeffrey R. Blom 2012 Compensation.

10.12	*	Summary of Benjamin A. Pardo 2012 Compensation.

10.13	(c)*	Amended and Restated Knoll, Inc. 1996 Stock Incentive Plan.

10.14	(c)*	Amended and Restated Knoll, Inc. 1997 Stock Incentive Plan.

10.15	(a)*	Amended and Restated Knoll, Inc. 1999 Stock Incentive Plan.

10.16	(m)*	Amended and Restated Knoll, Inc. 2007 Stock Incentive Plan.

10.17	(t)*	Amended and Restated Knoll, Inc. 2010 Stock Incentive Plan.

10.18	*	Amended and Restated Knoll, Inc. Non-Employee Director Compensation Plan.

10.19	(e)*	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Knoll, Inc. 1996 Stock Incentive Plan, entered into by Knoll, Inc. and certain executive officers.

10.20	(e)*	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Knoll, Inc. 1997 Stock Incentive Plan, entered into by Knoll, Inc. and certain executive officers.

10.21	(c)*	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Knoll, Inc. 1999 Stock Incentive Plan, entered into by Knoll, Inc. and certain executive officers.

10.22	(o)*	Form of Non-Qualified Stock Option Agreement under the 2007 Stock Incentive Plan, entered into by Knoll, Inc. and certain executive officers.

10.23	(a)*	Form of Restricted Share Agreement under the Amended and Restated Knoll, Inc. 1999 Stock Incentive Plan (time vesting with accelerated performance vesting).

10.24	(g)*	Form of Amendment to Restricted Share Agreement under the Amended and Restated Knoll, Inc. 1999 Stock Incentive Plan (time vesting with accelerated performance vesting).

10.25	(o)*	Form of Restricted Share Agreement under the 1999 Stock Incentive Plan (time vesting).

10.26	(o)*	Form of Restricted Share Agreement under the 2007 Stock Incentive Plan (time vesting with accelerated performance vesting).

10.27	(o)*	Form of Restricted Share Agreement under the 2007 Stock Incentive Plan (time vesting).

Exhibit Number		Description
10.28	(o)*	Form of Restricted Share Agreement under the Non-Employee Director Compensation Plan (time vesting).
10.29	(k)*	Form of Restricted Share Agreement under the 2010 Stock Incentive Plan (time vesting).

10.30	(k)*	Form of Restricted Share Agreement under the 2010 Stock Incentive Plan (time vesting with accelerated performance vesting).

10.31	(k)*	Form of Non-Qualified Stock Option Agreement under the 2010 Stock Incentive Plan.

10.32	(n)	Asset Purchase Agreement, dated September 13, 2007, among El Leather Acquisition LLC, Teddy & Arthur Edelman, Limited, John Edelman, The Edelman Family Grantor Retained Annuity Trust and John McPhee.

10.33	(a)*	Form of Director and Officer Indemnification Agreement.

10.34	(a)*	Offer Letter, dated October 6, 2004, from Knoll, Inc. to John F. Maypole.

10.35	(a)*	Form of Knoll Employee Stock Purchase Plan.

10.36	(f)*	Offer Letter, dated November 23, 2005, from Knoll, Inc. to Stephen F. Fisher.

10.37	(g)*	Summary of Informal Healthcare Severance Policy.

10.38	(h)	Stock Purchase Agreement, dated August 1, 2006, between Knoll, Inc. and Warburg Pincus Ventures, L.P.

10.39	(j)*	Offer Letter, dated September 25, 2006, from Knoll, Inc. to Sarah E. Nash.

10.40	(r)*	Form of 2012 Incentive Compensation Letter, dated December 1, 2011.

21		Subsidiaries of Knoll, Inc.

23.1		Consent of Independent Registered Public Accounting Firm.

24.1		Power of Attorney [(included on signature page)].

31.1		Certification for Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2		Certification for Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1		Certification for Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification for Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
101	The following materials from the Company's Annual Report on Form 10-K for the period ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2011, and December 31, 2010, (ii) Consolidated Statements of Operations for the years ended December 31, 2011, December 31, 2010 and December 31, 2009, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2011, December 31, 2010, and December 31, 2009 and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

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

(b)
Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on February 7, 2012.

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

(i)
Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on December 11, 2006.

(j)
Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on September 27, 2006.

(k)
Incorporated by reference to Knoll, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2010.

(l)
Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on December 10, 2007.

(m)
Incorporated by reference to Knoll, Inc.'s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2007.

(n)
Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on September 14, 2007.

(o)
Incorporated by reference to Knoll, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2007.

(p)
Incorporated by reference to Knoll, Inc.'s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2008.

(q)
Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on September 25, 2008.

(r)
Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on December 7, 2011.

(s)
Incorporated by reference to Knoll, Inc.'s Quarterly Report on Form 10-Q filed with the Commission on May 11, 2009.

(t)
Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on May 11, 2010.

*
Management Contract or Compensatory Plan or Arrangement required to be identified by Item 15(a) (3) of Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of February 2012.

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

/s/ BURTON B. STANIAR Burton B. Staniar	Chairman of the Board	February 29, 2012
/s/ ANDREW B. COGAN Andrew B. Cogan	Chief Executive Officer, Knoll, Inc. and Director	February 29, 2012
/s/ BARRY L. MCCABE Barry L. McCabe	Chief Financial Officer (Chief Accounting Officer and Controller)	February 29, 2012
/s/ JEFFREY A. HARRIS Jeffrey A. Harris	Director	February 29, 2012
/s/ SIDNEY LAPIDUS Sidney Lapidus	Director	February 29, 2012
/s/ KATHLEEN G. BRADLEY Kathleen G. Bradley	Director	February 29, 2012

/s/ JOHN F. MAYPOLE John F. Maypole	Director	February 29, 2012
/s/ SARAH E. NASH Sarah E. Nash	Director	February 29, 2012
/s/ STEPHEN F. FISHER Stephen F. Fisher	Director	February 29, 2012

SCHEDULE II

KNOLL, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

Description	Balance at Beginning of Year	Additions Charged to Expenses	Charge-Offs	Other(1)	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2009	9,217	1,737	5,849	(11)	5,094
Year ended December 31, 2010	5,094	1,476	2,917	(8)	3,645
Year ended December 31, 2011	3,645	1,726	1,170	2	4,203
Allowance for other non-trade receivables:
Year ended December 31, 2009	617	—	499	—	118
Year ended December 31, 2010	118	—	118	—	—
Year ended December 31, 2011	—	—	—	—	—
Reserve for inventory valuation:
Year ended December 31, 2009	6,834	3,030	1,981	554	8,437
Year ended December 31, 2010	8,437	2,210	1,911	(439)	8,297
Year ended December 31, 2011	8,297	1,515	2,057	(12)	7,743
Valuation allowance for deferred income tax assets:
Year ended December 31, 2009	9,241	(467)	—	116	8,890
Year ended December 31, 2010	8,890	(106)	—	594	9,378
Year ended December 31, 2011	9,378	219	—	(143)	9,454

(1)
Primarily the impact of currency changes

S-1