Form 10-Q
period 2012-03-31
KNOLL INC
filed 2012-05-10
CIK 1011570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File No. 001-12907

KNOLL, INC.

A Delaware Corporation	I.R.S. Employer No. 13-3873847

1235 Water Street

East Greenville, PA 18041

Telephone Number (215) 679-7991

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

As of May 4, 2012, there were 47,934,860 shares (including 1,311,489 shares of non-voting restricted shares) of the Registrant’s common stock, par value $0.01 per share, outstanding.

KNOLL, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KNOLL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	March 31, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$11,748	$28,263
Customer receivables, net	114,214	126,078
Inventories	98,383	89,244
Deferred income taxes	10,704	10,688
Prepaid and other current assets	10,158	10,620
Total current assets	245,207	264,893
Property, plant, and equipment, net	122,270	121,792
Goodwill, net	82,172	76,571
Intangible assets, net	219,735	220,679
Other non-trade receivables	2,945	3,248
Other noncurrent assets	3,927	908
Total Assets	$676,256	$688,091

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	78,199	83,824
Income taxes payable	2,293	14,625
Other current liabilities	69,801	84,679
Total current liabilities	150,293	183,128
Long-term debt	228,000	212,000
Deferred income taxes	51,142	49,778
Postretirement benefits other than pensions	10,256	10,656
Pension liability	55,948	56,873
International retirement obligation	3,390	3,455
Other noncurrent liabilities	6,858	6,778
Total liabilities	505,887	522,668
Commitments and contingent liabilities
Stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 62,207,365 issued and 47,943,516 outstanding (net of 14,263,849 treasury shares) at March 31, 2012 and 61,854,474 shares issued and 47,748,699 outstanding (net of 14,105,775 treasury shares) at December 31, 2011	479	477
Additional paid-in-capital	23,465	23,631
Retained earnings	158,281	155,818
Accumulated other comprehensive income (loss)	(11,856)	(14,503)
Total stockholders’ equity	170,369	165,423
Total Liabilities and Stockholders’ Equity	$676,256	$688,091

See accompanying notes to the condensed consolidated financial statements

KNOLL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2012	2011
Sales	$196,662	$220,858
Cost of sales	133,609	152,457
Gross profit	63,053	68,401
Selling, general, and administrative expenses	47,601	47,016
Restructuring charges	—	471
Operating income	15,452	20,914
Interest expense	1,506	4,017
Other expense, net	2,200	2,328
Income before income tax expense	11,746	14,569
Income tax expense	4,489	5,367
Net income	$7,257	$9,202

Net earnings per share:
Basic	$0.16	$0.20
Diluted	$0.15	$0.20
Dividends per share	$0.10	$0.06
Weighted-average shares outstanding:
Basic	46,496,144	46,160,748
Diluted	47,095,990	46,874,899

Net income	$7,257	$9,202
Other comprehensive income
Foreign currency translation adjustment	2,647	4,639
Unrealized gain on derivatives	—	1,443
Total comprehensive income	$9,904	$15,284

See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITES
Net income	$7,257	$9,202
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	3,593	4,058
Amortization of intangible assets and deferred financing fees	360	481
Loss on disposal of fixed assets	(35)	6
Write off of deferred financing fees	477	—
Unrealized foreign currency loss	1,358	1,415
Stock based compensation	2,632	2,161
Other non-cash items	1	7
Changes in assets and liabilites:
Customer receivables	12,075	(11,410)
Inventories	(7,287)	(6,840)
Accounts payable	(7,668)	(5,992)
Current and deferred income taxes	(11,146)	552
Other current assets	689	1,686
Other current liabilities	(14,529)	(15,323)
Other noncurrent assets and liabilities	(1,297)	3,149
Cash used in operating activities	(13,520)	(16,848)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,024)	(1,970)
Purchase of a business, net of cash acquired	(5,968)	—
Purchase of intangibles	(175)	—
Cash used in investing activities	(9,167)	(1,970)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facilities	342,000	83,000
Repayment of revolving credit facilities	(326,000)	(86,000)
Deferred financing fees	(2,806)	—
Payment of dividends	(4,661)	(2,772)
Proceeds from the issuance of common stock	400	11,703
Purchase of common stock for treasury	(2,490)	(12,406)
Tax benefit from the exercise of stock options and vesting of equity awards	(705)	1,274
Cash provided by (used in) financing activities	5,738	(5,201)

Effect of exchange rate changes on cash and cash equivalents	434	1,674

Decrease in cash and cash equivalents	(16,515)	(22,345)

Cash and cash equivalents at beginning of period	28,263	26,935

Cash and cash equivalents at end of period	$11,748	$4,590

See accompanying notes to the condensed consolidated financial statements

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Knoll, Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  The consolidated balance sheet of the Company, as of December 31, 2011, was derived from the Company’s audited consolidated balance sheet as of that date.  All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company’s operations and cash flows for the periods presented.  All of these adjustments are of normal recurring nature.  All intercompany balances and transactions have been eliminated in consolidation.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2011.

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued amendments to guidance regarding the presentation of comprehensive income. The amendments eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that comprehensive income be presented in either a single continuous statement or in two separate but consecutive statements.  In a single continuous statement, the entity would present the components of net income and total net income, the components of other comprehensive income and a total of other comprehensive income, along with the total of comprehensive income in that statement.  In the two-statement approach, the entity would present components of net income and total net income in the statement of net income and a statement of other comprehensive income would immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. The amendments also require the entity to present on the face of the financial statements any reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments do not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be re-classed to net income or the option to present components of other comprehensive income either net of related tax effects or before related tax effects. The amendments, excluding the specific requirement to present on the face of the financial statements any reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented which was deferred by the FASB in December 2011, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively. The Company has evaluated and implemented ASU No. 2011-05 using a single continuous statement.  There was no impact to the Company’s condensed consolidated financial statements other than the change in presentation.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3: ACQUISITIONS

On March 1, 2012, the Company acquired Richard Schultz Design Inc., a designer and manufacturer of outdoor furniture for the residential, hospitality and contract office furniture markets.  This acquisition has been accounted for as a purchase and resulted in the recognition of approximately $4.9 million of goodwill in the Company’s financial statements.  The allocation of the purchase price is still being finalized as the Company is awaiting the final appraisal of the intangible assets and the determination of the fair value of the contingent purchase price.  The finalization of the Company’s purchase accounting assessment will result in changes in the valuation of assets and liabilities acquired, which is not expected to have a material impact on the Company’s condensed consolidated balance sheet, statement of operations, or statement of cash flows.  Under U.S. GAAP, the measurement period shall not exceed one year from the acquisition date.

The Company’s goodwill by reporting segment was $37.9 million, $2.2 million and $36.4 million for Office, Studio, and Coverings respectively at December 31, 2011.  During the first quarter of 2012, goodwill for the Studio segment increased $4.9 million as a result of the Richard Schultz acquisition.  Goodwill for the coverings segment increased $0.5 million as a result of purchase accounting adjustments related to the Filzfelt acquisition, which occurred on December 30, 2011.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4: INVENTORIES

Inventories, net consist of:

	March 31, 2012	December 31, 2011
	(in thousands)
Raw Materials	$48,164	$46,399
Work-in-Process	7,173	6,926
Finished Goods	43,046	35,919

	$98,383	$89,244

Inventory reserves for obsolescence and other estimated losses were $8.1 million and $7.7 million at March 31, 2012 and December 31, 2011, respectively.

NOTE 5: INCOME TAXES

The Company’s income tax provision consists of federal, state and foreign income taxes.  The tax provisions for the three months ended March 31, 2012 and 2011 were based on the estimated effective tax rates applicable for the full years ending December 31, 2012 and 2011, after giving effect to items specifically related to the interim periods.  The Company’s effective tax rate was 38.2% for the three months ended March 31, 2012 and 36.8% for the three months ended March 31, 2011.  The Company’s effective tax rate is affected by the mix of pretax income and the different effective tax rates of the tax jurisdictions in which it operates.  The difference in the Company’s effective tax rate for the first quarter of 2012 and the first quarter of 2011 is primarily a result of these different tax rates.

As of March 31, 2012, the Company had unrecognized tax benefits of approximately $2.5 million.  The entire amount of the unrecognized tax benefits would affect the effective tax rate if recognized.  As of March 31, 2012, the Company is subject to U.S. Federal income tax examinations for the tax years 2008 through 2011, and to non-U.S. income tax examinations for the tax years 2004 through 2011.  In addition, the Company is subject to state and local income tax examinations for the tax years 2004 through 2011.

NOTE 6:  DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses derivative financial instruments, to reduce its exposure to adverse fluctuations in interest rates and foreign exchange rates.

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

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6:  DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

The effect of derivative instruments on the condensed consolidated statement of income for the three months ended March 31, 2011 was as follows (in thousands):

Derivatives in Cash Flow Hedge Relationship	Before - Tax Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Locations of Loss Reclassified from AOCI into Income (Effective Portion)	Before - Tax Loss Reclassified from AOCI into Income (Effective Portion)
March 31, 2011
Interest rate swap contracts	$(41)	Interest Expense	$(2,322)
Total	$(41)		$(2,322)

The Company had no outstanding interest rate swap contracts as of March 31, 2012 or December 31, 2011.

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

At March 31, 2012, the Company employed a total of 3,105 people.  Approximately 12.3% of the employees are represented by unions.  The Grand Rapids, Michigan plant is the only unionized plant within the U.S and has an agreement with the Carpenters Union, Local 1615, of the United Brotherhood of Carpenters and Joiners of America, Affiliate of the Carpenters Industrial Council (the “Union”), covering approximately 184 hourly employees. The Collective Bargaining Agreement expires April 30, 2015. Certain workers in the facilities in Italy are also represented by unions.

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

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7: CONTINGENT LIABILITIES AND COMMITMENTS (Continued)

Changes in the warranty reserves for periods indicated are as follows:

	Three months ended
	March 31, 2012	March 31, 2011
	(in thousands)
Balance at beginning of period	$8,146	$8,090
Provision for warranty claims	1,717	1,657
Warranty claims paid	(1,850)	(1,631)
Increase due to acquisition	106	—
Exchange rate impact	8	29

Balance at end of period	$8,127	$8,145

NOTE 8: PENSIONS AND OTHER POSTRETIREMENT BENEFITS

The following tables summarize the costs of the Company’s employee pension and post-retirement plans for the periods indicated.

	Pension Benefits		Other Benefits
	Three months ended		Three months ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
	(in thousands)
Service cost	$1,802	$2,628	$12	$119
Interest cost	2,955	2,799	114	320
Expected return on plan assets	(3,131)	(3,249)	—	—
Amortization of prior service cost	4	9	(844)	(303)
Recognized actuarial loss	1,027	283	246	166

Net periodic benefit cost	$2,657	$2,470	$(472)	$302

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

	Three months ended
	March 31, 2012	March 31, 2011
Weighted average shares of common stock outstanding—basic	46,496	46,161
Potentially dilutive shares resulting from stock plans	600	714

Weighted average common shares—diluted	47,096	46,875

Antidilutive options not included in the weighted average common shares-diluted	262	—

Common stock activity for the three months ended March 31, 2012 and 2011 included the repurchase of approximately 155,991 shares for $2.5 million and 616,100 shares for $12.4 million, respectively.  Common stock activity for the first three months of 2012 also included the exercise of 37,089 options for $0.4 million and the vesting of 368,010 restricted shares.  Common stock activity for the first three months of 2011 also included the exercise of 769,686 options for $11.7 million and the vesting of 28,305 restricted shares.

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

Long-term Debt

The fair value of the Company’s $228.0 million revolving credit facility approximates its carrying value, as it is variable-rate debt and the terms are comparable to market terms as of the balance sheet dates.

NOTE 11: INDEBTEDNESS

On February 3, 2012, the Company amended and restated its existing credit facility, dated June 29, 2007, with a new $450.0 million revolving credit facility maturing on February 3, 2017. The Company may use the revolving line of credit for general corporate purposes, including strategic acquisitions, stock buy backs and cash dividends. Under the Company’s amended credit agreement, the Company can increase its revolving credit facility by up to $200.0 million subject to certain limitations and satisfaction of certain conditions, including compliance with certain financial covenants.

Loans made pursuant to the revolving credit facility may be borrowed, repaid and re-borrowed from time to time until February 3, 2017, subject to satisfaction of certain conditions on the date of any such borrowing. Obligations under the credit facility are secured by a first priority security interest in (i) the capital stock of each present and future subsidiary (with limitations on foreign subsidiaries) and (ii) all present and future property and assets of the Company (with various limitations and exceptions).  Borrowings under the credit facility bear interest, at the Company’s election, at (i) the Eurocurrency Rate (as defined in the Amended and Restated Credit Agreement), plus additional percentage points based on the Company’s leverage ratio or (ii) the Base Rate (a rate based on the higher of (a) the prime rate announced from time-to-time by Bank of America, N.A., (b) the Federal Reserve System’s federal funds rate, plus .50% or (c) the Eurocurrency Rate plus 1.00%; Base Rate is defined in detail in the Amended and Restated Credit Agreement), plus additional percentage points based on the Company’s leverage ratio.

The senior credit agreement contains a letter of credit subfacility that allows for the issuance of letters of credit and swing-line loans. Subject to the ability to increase the credit facility by up to $200.0 million as mentioned above, the sum of the outstanding revolver balance plus any outstanding letters of credit and swing-line loans cannot exceed $450.0 million. The amount available for borrowing under the revolving credit facility is reduced by the total outstanding letters of credit and swing-line loans.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11: INDEBTEDNESS (Continued)

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

In addition, the credit agreement also contains various affirmative and negative covenants that among other things, limit, subject to certain exceptions, the incurrence of additional indebtedness and capital expenditures in excess of a specified amount in any fiscal year. The Company was in compliance with the credit agreement covenants at March 31, 2012.

In connection with the refinancing of the credit facility during the first quarter of 2012, the Company wrote-off $0.5 million of unamortized deferred financing fees associated with the previous credit facility and incurred $2.8 million in new fees that will be amortized as a component of interest expense over the life of the facility.

For more details on our revolving credit facility, please see our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2012. A copy of the credit agreement is attached to that Current Report on Form 8-K.

NOTE 12. SEGMENT INFORMATION

Accounting Standards Codification 280, “Segment Reporting”, defines that a segment for reporting purposes is based on the financial performance measures that are regularly reviewed by the Chief Operating Decision Maker to assess segment performance and to make decisions about a public entities allocation of resources. Based on this guidance, the Company reports its segment results based on the following reportable segments; Office, Studio and Coverings. The Office segment serves corporate, government, healthcare, retail and other customers in the United States and Canada providing a portfolio of office furnishing solutions including systems, seating, storage, and KnollExtra ergonomic accessories, and other products. The Studio segment includes KnollStudio®, Knoll Europe which sells primarily Knoll Studio products, and Richard Schultz® Design.  The KnollStudio® portfolio includes a range of lounge seating; side, café and dining chairs; barstools; and conference, dining and occasional tables. Richard Schultz® Design provides high quality outdoor furniture. The Coverings segment includes, KnollTextiles®, Spinneybeck®, Edelman ®Leather and FilzfeltTM. These businesses serve a wide range of customers offering high quality textiles, felt, and leather.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following information below categorizes certain financial information into the above noted segments for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
NET SALES
Office	$138,297	$161,698
Studio	33,174	35,652
Coverings	25,191	23,508
Knoll, Inc.	$196,662	$220,858

NET INTERSEGMENT SALES
Office	$748	$333
Studio	1,182	1,330
Coverings	2,320	2,393
Knoll, Inc.	$4,250	$4,056

OPERATING INCOME
Office	$6,933	$11,376
Studio	3,983	5,429
Coverings	4,536	4,580
Subtotal	15,452	21,385
Restructuring and other charges - primarily Office	—	471
Knoll, Inc. (1)	$15,452	$20,914

(1) The Company does not allocate interest expense or other income (expense), net to the reportable segments.

NOTE 13. SUBSEQUENT EVENTS

The Company evaluated all subsequent events through the date that the condensed consolidated financial statements were issued.  No material subsequent events have occurred since March 31, 2012 that required recognition or disclosure in the condensed consolidated financial statements.

ITEM 2:                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations provides an account of our financial performance and financial condition that should be read in conjunction with the accompanying unaudited condensed consolidated financial statements.

Forward-looking Statements

This Quarterly report on Form 10-Q contains forward-looking statements, principally in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk.” Statements and financial discussion and analysis contained in this Form 10-Q that are not historical facts are forward-looking statements. These statements discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to us, based on our current beliefs as well as assumptions made by us and information currently available to us. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “possible,” “potential,” “predict,” “project,” or other similar words, phrases or expressions. This includes, without limitation, our statements and expectations regarding any current or future recovery in our industry and our projections and estimates with respect to our planned restructuring activities.  Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation: the risks described in Item 1A and in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011; changes in the financial stability of our clients or the overall economic environment, resulting in decreased corporate spending and service sector employment; changes in relationships with clients; the mix of products sold and of clients purchasing our products; the success of new technology initiatives; changes in business strategies and decisions; competition from our competitors; our ability to recruit and retain an experienced management team; changes in raw material and commodity prices and availability; restrictions on government spending resulting in fewer sales to the U.S. government, one of our largest customers; our debt restrictions on spending; our ability to protect our patents, copyrights and trademarks; our reliance on furniture dealers to produce sales; lawsuits arising from patents, copyrights and trademark infringements; violations of environment laws and regulations; potential labor disruptions; adequacy of our insurance policies; the availability of future capital; the overall strength and stability of our dealers, suppliers, and customers; access to necessary capital; and currency rate fluctuations. The factors identified above are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement. Unpredictable or unknown factors could also have material adverse effects on us. All forward-looking statements included in this Form 10-Q are expressly qualified in their entirety by the foregoing cautionary statements. Except as required under the Federal securities laws and rules and regulations of the SEC, we undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

During the first quarter of 2012, our sales were impacted by lower governmental spending and reduced purchases from a single financial services client.  Excluding these two items, commercial sales grew year-over-year.  Net sales for the quarter decreased 11.0% from $220.9 million during the first quarter of 2011 to $196.7 million during the first quarter of 2012.  The largest percentage declines occurred in seating, storage, and other complementary products.  During the quarter, earnings per share decreased from $0.20 per share during the first quarter of 2011 to $0.15 per share during the first quarter of 2012.  Non-cash charges relating to unrealized foreign exchange losses and the write-off of deferred financing fees decreased earnings by approximately $0.03 per share.

For the first quarter of 2012, gross margin increased 110 basis points to 32.1% versus the comparable quarter of the prior year. The increase in gross margin from the first quarter of 2011 resulted from previously implemented price increases and favorable customer mix.  Sales to governmental agencies, which usually are contracted at a higher discount, were replaced by more profitable commercial activity.

Operating profit for the first quarter of 2012 was $15.5 million, a decrease of 25.8% from the first quarter of 2011.  Operating expenses for the first quarter of 2012 increased $0.6 million, or 1.3%, when compared to the prior year.  The modest increase in operating expenses during the first quarter of 2012 was in large part due to costs associated with new product introductions and information technology infrastructure upgrades offset by reduced incentive compensation.

Interest expense during the first quarter of 2012 decreased $2.5 million when compared to the prior year as a result of our lower outstanding debt and the expiration of two interest rate swap agreements in June of last year.

During the first quarter of 2012, we negotiated a new $450 million revolving credit facility that runs through February 3, 2017.  We did this to take advantage of terms that we thought were favorable and to extend the maturity date of our outstanding debt beyond 2013, when the previous facility was due to expire.  We believe this new facility will give us the flexibility we need to meet our business needs for the next few years.

In addition during the first quarter of 2012, we completed the acquisition of Richard Schultz Design, Inc., a designer and manufacturer of outdoor furniture for the residential, hospitality and contract office furniture markets.  The Schultz’s designs were originally part of Knoll’s collection but were subsequently spun-off in the early 1990s. These iconic outdoor designs will benefit from our broader sales and distribution capability while simultaneously strengthening our designer and consumer offering in the outdoor furniture category.

This quarter we borrowed net $16.0 million of debt.  The first quarter of the year is always difficult as we pay out the accrued compensation from the prior year.  In addition, pension, income tax payments, and the purchase of Richard Schultz Design, Inc. impacted our cash position this quarter.  Capital expenditures increased $1.1 million when compared with the first quarter of 2011 as we continued to invest in infrastructure upgrades.  This quarter we also paid a dividend of $4.7 million, or $0.10 per share.

The second quarter of 2012 will be a challenging quarter as we face difficult year-over-year comparisons and manage through the realities of reduced governmental sales and significantly reduced purchases from a single financial services client.  However, internal indicators, and the macro-economic data that we track, have us expecting a strong back half of the year.  We are also looking forward to Neocon in June as we have a planned focus on the emerging collaborative workplace and one of the broadest ranges of activity across our Coverings and Studio segments in recent memory.

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

Results of Operations

Comparison of Three Months Ended March 31, 2012 to Three Months Ended March 31, 2011

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011
Consolidated Statement of Operations Data (in thousands):
Sales	$196,662	$220,858
Gross Profit	63,053	68,401
Restructuring Charges	—	471
Operating Income	15,452	20,914
Interest Expense	1,506	4,017
Other Expense, net	2,200	2,328
Income Tax Expense	4,489	5,367
Net Income	$7,257	$9,202

Statistical and Other Data:
Sales Growth From Comparable Prior Year	(11.0)%	26.0%
Gross Profit Margin	32.1%	31.0%

Sales

Sales for the first quarter of 2012 were $196.7 million, a decrease of $24.2 million, or 11.0%, from sales of $220.9 million for the same period in the prior year.  The decrease in sales over the prior year was mainly due to lowered levels of government sales and reduced purchases from a single financial services client.

Although on the decline, sales to U.S., state, and local governmental agencies continued to represent a large portion, approximately 15.4%, of our overall sales during the first quarter of 2012, but significantly reduced from 21.9% in the first quarter of 2011.

Gross Profit and Operating Income

Gross profit for the first quarter of 2012 was $63.1 million, a decrease of $5.3 million, or 7.7%, from gross profit of $68.4 million for the first quarter ended March 31, 2011.  Operating income for the first quarter of 2012 was $15.5 million, a decrease of $5.4 million, or 25.8%, from operating income of $20.9 million for the first quarter of 2011.  Operating income for the first quarter of 2011 included restructuring charges of $0.5 million.  As a percentage of sales, gross profit increased to 32.1% for the first quarter of 2012 from 31.0% for the first quarter of 2011.  Operating income as a percentage of sales decreased to 7.9% in the first quarter of 2012 from 9.5% over the same period of 2011.

Operating expenses for the first quarter of 2012 were $47.6 million, or 24.2% of sales, compared to $47.0 million, or 21.3% of sales, for the first quarter of 2011.  The modest increase in operating expenses during the first quarter of 2012 was in large part due to costs associated with new product introductions and information technology infrastructure upgrades offset by reduced incentive compensation.

Interest Expense

Interest expense for the quarter ended March 31, 2012 was $1.5 million, a decrease of $2.5 million from the same period in 2011.  The decrease in interest expense was the result of our lower outstanding debt and the expiration of two interest rate swap agreements in June of last year.  The weighted average interest rate for the first quarter of 2012 was 2.3%.  The weighted average rate for the same period in 2011 was 5.7%.

Other Expense, net

Other expense for the first quarter of 2012 was $2.2 million compared to $2.3 million for the first quarter of 2011.  During the first quarter of 2012, other expense included $1.8 million of foreign exchange losses, and $0.5 million related to the write-off of deferred financing fees, offset by $0.1 million of miscellaneous income.  Other expense for the first quarter of 2011 included $1.8 million of foreign exchange losses and $1.0 million of expense related to a negative judicial ruling, offset by $0.5 million of miscellaneous income.

Income Tax Expense

The mix of pretax income and the varying effective tax rates in the countries in which we operate directly affects our consolidated effective tax rate.  The effective tax rate was 38.2% for the quarter ended March 31, 2012, as compared to 36.8% for the same period last year.

Business Segment Analysis

Net sales for the first quarter of 2012 for the Office segment were $138.3 million, a decrease of $23.4 million, or 14.5%, when compared with the same period in 2011.  The decrease in sales in Office segment for the first quarter of 2012 was the result of decreased government spending and decreased purchases from a single financial services client.  Operating income for the first quarter of 2012 for the Office segment was $6.9 million in 2012, a decrease of $4.5 million, or 39.5%, when compared with the same period in 2011.  As a percent of net sales, the Office segment operating income was 5.0% for the first quarter ended March 31, 2012 and 7.0% for the first quarter ended March 31, 2011.

Net sales for the first quarter of 2012 for the Studio segment were $33.2 million, a decrease of $2.5 million, or 7.0%, when compared with the same period in 2011.  Operating income for the first quarter of 2012 for the Studio segment was $4.0 million in 2012, a decrease of $1.4 million, or 25.9%, when compared with the same period in 2011.  As a percent of net sales, the Studio segment operating income was 12.0% for the first quarter ended March 31, 2012 and 15.2% for the first quarter ended March 31, 2011.  The decrease in the operating margin for the Studio segment was mainly the result of growth initiative spending during the quarter.

Net sales for the first quarter of 2012 for the Coverings segment were $25.2 million, an increase of $1.7 million, or 7.2%, when compared with the same period in 2011.  Operating income for the first quarter of 2012 for the Coverings segment was $4.5 million in 2012, a decrease of $0.1 million, or 2.2%, when compared with the same period in 2011.  As a percent of net sales, the Coverings segment operating income was 18.0% for the first quarter ended March 31, 2012 and 19.5% for the first quarter ended March 31, 2011.

All three reporting segments are impacted by foreign exchange.  The Office segment is impacted primarily by changes in the Canadian dollar.  The Studio and Coverings segments are impacted primarily by changes in the Euro.  Looking at the average rates for the first quarter of 2012 and 2011, the Euro and Canadian dollar were both weaker against the U.S. dollar in 2012 versus 2011.

Liquidity and Capital Resources

The following table highlights certain key cash flows and capital information pertinent to the discussion that follows:

	March 31, 2012	March 31, 2011
	(in thousands)
Cash used in operating activities	$(13,520)	$(16,848)
Capital expenditures	(3,024)	(1,970)
Cash used in investing activities	(9,167)	(1,970)
Purchase of common stock for treasury	(2,490)	(12,406)
Proceeds from revolving credit facilities	342,000	83,000
Repayment of revolving credit facilities	(326,000)	(86,000)
Payment of dividends	(4,661)	(2,772)
Proceeds from the issuance of common stock	400	11,703
Cash provided by (used in) financing activities	5,738	(5,201)

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

Net cash used in operations was $13.5 million, of which $15.2 million was provided by net income plus non-cash amortizations and stock-based compensation and the write-off of $0.5 million of deferred financing fees, offset by $29.2 million of unfavorable changes in assets and liabilities.  During the first quarter of 2011, net cash used in operations was $16.8 million, of which $17.3 million was provided by net income plus non-cash amortizations and stock-based compensation, offset by $34.1 million of unfavorable changes in assets and liabilities.

For the first quarter of 2012, we used available cash, including $16.0 million of net borrowings, to fund $3.0 million in capital expenditures, repurchase $2.5 million of common stock for treasury, fund a dividend payment to shareholders totaling $4.7 million and fund working capital.  For the first quarter of 2011, we used available cash, and option proceeds, to repay $3.0 million of our outstanding debt, repurchase $12.4 million of common stock for treasury, fund $2.0 million in capital expenditures, fund a dividend payment to shareholders totaling $2.8 million and fund working capital.

Cash used in investing activities was $9.2 million for the first quarter of 2012 and $2.0 million for the same period in 2011.  Fluctuations in cash used in investing activities was primarily attributable to the purchase of Richard Schultz Design Inc., and expenditures on infrastructure related to information technology.

We use our revolving credit facility in the ordinary course of business to fund our working capital needs and, at times, make significant borrowings and repayments under the facility depending on our cash needs and availability at such time.  This facility was amended and restated on February 3, 2012 and matures on February 3, 2017 and provides for a revolving credit line of up to $450.0 million, but includes the option to increase the size of the facility by up to an additional $200 million, subject to the satisfaction of certain terms and conditions.  As of March 31, 2012, there was $228 million outstanding under the facility, compared to $212.0 million outstanding under the facility as of December 31, 2011.  Borrowings under the revolving credit facility may be repaid at any time, but no later than February 3, 2017.  See Note 11 of the consolidated financial statements included in this quarterly report on Form 10-Q for further information regarding this amended facility.

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

Contractual Obligations

Contractual obligations associated with our ongoing business will result in cash payments in future periods.  A table summarizing the amounts and timing of these future cash payments was provided in the Company’s Form 10-K filing for the fiscal year ended December 31, 2011.

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

We also have risk in our exposure to certain materials and transportation costs. Steel, leather, wood products and plastics are all used in the manufacture of our products. During the first quarter of 2012, we were impacted by higher steel and petroleum prices.  Materials and transportation inflation was each approximately $2.1 million during the first quarter of 2012.  Materials and transportation inflation was each approximately $1.4 million during the first quarter of 2011. We continue to work to offset these price changes in raw materials and transportation through our global sourcing initiatives, cost improvements and price increases to our products.

Interest Rate Risk

We have variable-rate debt obligations that are denominated in U.S. dollars.  A change in interest rates impacts the interest incurred and cash paid on our variable rate debt obligations.

In the past, we have from time-to-time used interest rate swap agreements for other than trading purposes in order to manage our exposure to fluctuations in interest rates on our variable-rate debt.  We will continue to review our exposure to interest rate fluctuations and evaluate whether we should manage such exposure through derivative instruments.

Taking into account payments under our interest rate swap agreements, our weighted average rate of interest for the first quarter of 2011 was 5.7%. Our weighted average rate of interest for the same period of 2012 was 2.3%.  The decrease in our rate is attributable to the expiration of the interest rate agreements in June 2011.

Foreign Currency Exchange Rate Risk

We manufacture our products in the United States, Canada and Italy, and sell our products primarily in those markets as well as in other European countries.  Our foreign sales and certain expenses are transacted in foreign currencies.  Our production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold.  Additionally, as we report currency in the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar.  The principal foreign currencies in which we conduct business are the Canadian dollar and the Euro. Approximately 16.4% of our revenues for the first quarter 2012 and 12.6% in the same period for 2011, and 36.9% of our cost of goods sold for the first quarter of 2012 and 32.6% in the same period of 2011, were denominated in currencies other than the U.S. dollar.  Foreign currency exchange rate fluctuations resulted in a $1.8 million loss in the first quarter of 2012 and 2011.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report (March 31, 2012) (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, our principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. Our principal executive officer and principal financial officer also conducted an evaluation of our internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended March 31, 2012 that have materially affected or which are reasonably likely to materially affect Internal Control.  Based on that evaluation, there has been no such change during the quarter ended March 31, 2012.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the first quarter of 2012, there have been no new material legal proceedings or material changes in the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 1A. RISK FACTORS

During the first quarter of 2012, there were no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS

Repurchases of Equity Securities

The following is a summary of share repurchase activity during the three months ended March 31, 2012.

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

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as part of publicly Announced Plans or Programs		Maximum Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1)
January 1, 2012 — January 31, 2012	328	(2)	14.21	—		32,352,413
February 1, 2012 — February 29, 2012	152,260	(3)	15.97	20,935	(4)	32,352,413
March 1, 2012 — March 31, 2012	3,403		15.60	3,403	(4)	32,352,413
Total	155,991			24,338

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

(2)

On January 10, 2012, an accelerated vesting of 917 restricted stock shares occurred.  Concurrently with the vesting, 328 shares were forfeited by the holder of the restricted shares to cover applicable taxes paid on the holder’s behalf by the Company.

(3)

On February 9, 2012 through February 13, 2012, 367,093 shares of outstanding restricted stock vested.  Concurrently with the vesting, 131,325 shares were forfeited by the holders of the vested restricted shares to cover applicable taxes paid on the holders’ behalf by the Company.

(4)	These shares were purchased under the Options Proceeds Program.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.  EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2012, and December 31, 2011, (ii) Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three months ended March 31, 2012 and March 31, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and March 31, 2011, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*           Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOLL, INC.

(Registrant)

Date: May 10, 2012
By:	/s/ Andrew B. Cogan
Andrew B. Cogan
Chief Executive Officer

Date: May 10, 2012
By:	/s/ Barry L. McCabe
Barry L. McCabe
Chief Financial Officer
(Chief Accounting Officer and Controller)