Form 10-Q
period 2012-06-30
KNOLL INC
filed 2012-08-09
CIK 1011570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 3, 2012, there were 47,902,228 shares (including 1,226,489 shares of non-voting restricted shares) of the Registrant’s common stock, par value $0.01 per share, outstanding.

KNOLL, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KNOLL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	June 30, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$11,473	$28,263
Customer receivables, net	103,414	126,078
Inventories	96,757	89,244
Deferred income taxes	10,667	10,688
Prepaid and other current assets	12,748	10,620
Total current assets	235,059	264,893
Property, plant, and equipment, net	120,330	121,792
Goodwill, net	80,340	76,571
Intangible assets, net	222,674	220,679
Other non-trade receivables	2,780	3,248
Other noncurrent assets	3,629	908
Total Assets	$664,812	$688,091

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	65,845	83,824
Income taxes payable	2,115	14,625
Other current liabilities	74,501	84,679
Total current liabilities	142,461	183,128
Long-term debt	218,000	212,000
Deferred income taxes	51,204	49,778
Postretirement benefits other than pensions	10,000	10,656
Pension liability	55,180	56,873
International retirement obligation	3,121	3,455
Other noncurrent liabilities	8,764	6,778
Total liabilities	488,730	522,668
Commitments and contingent liabilities
Stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 62,208,296 issued and 47,932,243 outstanding (net of 14,276,053 treasury shares) at June 30, 2012 and 61,854,474 shares issued and 47,748,699 outstanding (net of 14,105,775 treasury shares) at December 31, 2011	479	477
Additional paid-in-capital	26,073	23,631
Retained earnings	166,542	155,818
Accumulated other comprehensive income (loss)	(17,012)	(14,503)
Total stockholders’ equity	176,082	165,423
Total Liabilities and Stockholders’ Equity	$664,812	$688,091

See accompanying notes to the condensed consolidated financial statements

KNOLL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$221,018	$238,650	$417,679	$459,509
Cost of sales	146,611	162,157	280,220	314,614
Gross profit	74,407	76,493	137,459	144,895
Selling, general, and administrative expenses	53,604	52,925	101,205	99,941
Restructuring charges	—	243	—	714
Operating income	20,803	23,325	36,254	44,240
Interest expense	1,637	3,372	3,143	7,389
Other (income) expense, net	(1,262)	275	937	2,604
Income before income tax expense	20,428	19,678	32,174	34,247
Income tax expense	7,373	6,703	11,862	12,070
Net income	$13,055	$12,975	$20,312	$22,177

Net earnings per share:
Basic	$0.28	$0.28	$0.44	$0.48
Diluted	$0.28	$0.28	$0.43	$0.47
Dividends per share	$0.10	$0.10	$0.20	$0.16
Weighted-average shares outstanding:
Basic	46,620,897	46,245,776	46,558,520	46,203,498
Diluted	47,017,440	46,904,015	47,056,715	46,889,703

Net income	$13,055	$12,975	$20,312	$22,177
Other comprehensive income (loss)
Foreign currency translation adjustment	(5,156)	2,234	(2,510)	6,873
Unrealized gain on derivatives	—	1,179	—	2,622
Total comprehensive income	$7,899	$16,388	$17,802	$31,672

See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITES
Net income	$20,312	$22,177
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	7,307	8,168
Amortization of intangible assets and deferred financing fees	821	1,042
Loss on disposal of fixed assets	8	43
Write off of deferred financing fees	477	—
Unrealized foreign currency (gain) loss	(56)	1,948
Stock based compensation	5,358	4,872
Other non-cash items	15	15
Changes in assets and liabilites:
Customer receivables	22,029	4,144
Inventories	(6,711)	(5,327)
Accounts payable	(17,470)	(16,371)
Current and deferred income taxes	(11,197)	3,238
Other current assets	(2,178)	(517)
Other current liabilities	(11,008)	(14,980)
Other noncurrent assets and liabilities	(1,225)	4,322
Cash provided by operating activities	6,482	12,774
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(6,473)	(7,120)
Purchase of a business, net of cash acquired	(5,968)	—
Purchase of intangibles	(175)	—
Cash used in investing activities	(12,616)	(7,120)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facility	420,000	173,000
Repayment of revolving credit facility	(414,000)	(188,000)
Deferred financing fees	(2,827)	—
Payment of dividends	(9,323)	(7,397)
Proceeds from the issuance of common stock	413	12,867
Purchase of common stock for treasury	(2,622)	(13,669)
Tax benefit from the exercise of stock options and vesting of equity awards	(705)	1,438
Cash used in financing activities	(9,064)	(21,761)

Effect of exchange rate changes on cash and cash equivalents	(1,592)	2,653

Decrease in cash and cash equivalents	(16,790)	(13,454)

Cash and cash equivalents at beginning of period	28,263	26,935

Cash and cash equivalents at end of period	$11,473	$13,481

See accompanying notes to the condensed consolidated financial statements

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued amendments to guidance regarding the presentation of comprehensive income. The amendments eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments require that other comprehensive income be presented in either a single continuous statement or in two separate but consecutive statements.  In a single continuous statement, the entity would present the components of net income and total net income, the components of other comprehensive income and a total of other comprehensive income, along with the total of comprehensive income in that statement.  In the two-statement approach, the entity would present components of net income and total net income in the statement of net income and a statement of other comprehensive income would immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. The amendments also require the entity to present on the face of the financial statements any reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments do not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be re-classed to net income or the option to present components of other comprehensive income either net of related tax effects or before related tax effects. The amendments, excluding the specific requirement to present on the face of the financial statements any reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented which was deferred by the FASB in December 2011, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively. The Company has evaluated and implemented this guidance using a single continuous statement.  There was no impact to the Company’s condensed consolidated financial statements other than the change in presentation.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3: ACQUISITIONS

On March 1, 2012, the Company acquired Richard Schultz Design Inc., a designer and manufacturer of outdoor furniture for the residential, hospitality and contract office furniture markets.  The Company acquired intangible assets, in connection with the acquisition, including the trade name, customer relationships, and non-competition agreements. These intangibles were collectively valued at $3.2 million.  Goodwill relating to the acquisition was recorded at $3.2 million.  Goodwill and the trade name will be tested for impairment at least annually and whenever events or circumstances occur indicating that a possible impairment may have been incurred.  The remaining intangibles acquired (customer relationships and non-competition agreements) were assigned finite useful lives and amortization will be recorded over the economic life of the intangibles. In addition, the Company has recorded a liability of $1.1 million related to the contingent purchase price.

The Company’s goodwill by reporting segment was $37.9 million, $2.2 million and $36.4 million for Office, Studio, and Coverings respectively at December 31, 2011.  During 2012, goodwill for the Studio segment increased $3.2 million as a result of the Richard Schultz acquisition.  Goodwill for the coverings segment increased $0.5 million as a result of purchase accounting adjustments related to the Filzfelt acquisition, which occurred on December 30, 2011.

NOTE 4: INVENTORIES

Inventories, net consist of:

	June 30, 2012	December 31, 2011
	(in thousands)
Raw Materials	$47,954	$46,399
Work-in-Process	7,139	6,926
Finished Goods	41,664	35,919
	$96,757	$89,244

Inventory reserves for obsolescence and other estimated losses were $7.3 million and $7.7 million at June 30, 2012 and December 31, 2011, respectively, and have been included in the net amounts above.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5: INCOME TAXES

The Company’s income tax provision consists of federal, state and foreign income taxes.  The tax provisions for the three months ended June 30, 2012 and 2011 were based on the estimated effective tax rates applicable for the full years ending December 31, 2012 and 2011, after giving effect to items specifically related to the interim periods.  The Company’s effective tax rate was 36.1% for the three months ended June 30, 2012 and 34.1% for the three months ended June 30, 2011.  The Company’s effective tax rate was 36.9% for the six months ended June 30, 2012 and 35.2% for the six months ended June 30, 2011. The increase in the Company’s effective tax rate for three and six months ended June 30, 2012 was primarily a result of the mix of pretax income and the different effective tax rates of the tax jurisdictions in which it operates.

As of June 30, 2012 and December 31, 2011, the Company had unrecognized tax benefits of approximately $2.5 million and $2.0 million, respectively.  The entire amount of the unrecognized tax benefits would affect the effective tax rate if recognized.  As of June 30, 2012, the Company is subject to U.S. Federal income tax examinations for the tax years 2008 through 2011, and to non-U.S. income tax examinations for the tax years 2004 through 2011.  In addition, the Company is subject to state and local income tax examinations for the tax years 2004 through 2011.

NOTE 6:  DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swaps

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

The effect of derivative instruments on the condensed consolidated statement of income for the three months ended June 30, 2011 is as follows (in thousands):

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

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6:  DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

The effect of derivative instruments on the condensed consolidated statement of income for the six months ended June 30, 2011 is as follows (in thousands):

Derivatives in Cash Flow Hedge Relationship	Before - Tax Loss Recognized in OCI on Derivative (Effective Portion)	Locations of Loss Reclassified from AOCI into Income (Effective Portion)	Before - Tax Loss Reclassified from AOCI into Income (Effective Portion)
June 30, 2011
Interest rate swap contracts	$(41)	Interest Expense	$(4,237)
Total	$(41)		$(4,237)

The Company had no outstanding interest rate swap contracts as of June 30, 2012 or December 31, 2011.

The Company will continue to review its exposure to interest rate fluctuations and evaluate whether it should manage such exposure through derivative transactions.

Foreign Currency Contracts

From time to time, the Company enters into foreign currency forward exchange contracts and foreign currency option contracts to manage its exposure to foreign exchange rates associated with short-term operating receivables of a Canadian subsidiary that are payable by the U.S. operations. The terms of these contracts are generally less than a year. Changes in the fair value of such contracts are reported in earnings as a component of other (income) expense, net.

As of June 30, 2012 and 2011, the Company had no outstanding foreign currency contracts.  The Company entered into one foreign currency contract on June 27, 2011 that settled on June 30, 2011.  On this contract the Company received a net settlement of $0.5 million.  The Company did not enter into any foreign currency contracts during the six months ended June 30, 2012.

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

At June 30, 2012, the Company employed a total of 3,123 people.  Approximately 12.6% of the employees are represented by unions.  The Grand Rapids, Michigan plant is the only unionized plant within the U.S and has an agreement with the Carpenters Union, Local 1615, of the United Brotherhood of Carpenters and Joiners of America, Affiliate of the Carpenters Industrial Council (the “Union”), covering approximately 197 hourly employees. The Collective Bargaining Agreement expires April 30, 2015.  Certain workers in the facilities in Italy are also represented by unions.

The Company offers a warranty for all of its products.  The specific terms and conditions of those warranties vary depending upon the product.  The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time product revenue is recognized.  Factors that affect the Company’s liability include historical product-failure experience and estimated repair costs for identified matters for each specific product category.  The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the warranty reserves for periods indicated are as follows:

June 30, 2012
(in thousands)
Balance, beginning of the year	$8,146
Provision for warranty claims	3,127
Warranty claims paid	(3,434)
Increase due to acquisition	106
Exchange rate impact	(20)
Balance, end of the period	$7,925

Warranty expense for the three months ended June 30, 2012 and 2011 was $1.4 million and $1.6 million, respectively. Warranty expense for the six months ended June 30, 2012 and 2011 was $3.1 million and $3.2 million, respectively.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8: PENSIONS AND OTHER POSTRETIREMENT BENEFITS

The following tables summarize the costs of the Company’s employee pension and post-retirement plans for the periods indicated.

	Pension Benefits		Other Benefits
	Three months ended		Three months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(in thousands)
Service cost	$1,802	$2,628	$12	$119
Interest cost	2,955	2,799	114	320
Expected return on plan assets	(3,131)	(3,249)	—	—
Amortization of prior service cost	4	9	(844)	(303)
Recognized actuarial loss	1,027	283	246	166
Net periodic benefit cost	$2,657	$2,470	$(472)	$302

	Pension Benefits		Other Benefits
	Six months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(in thousands)
Service cost	$3,604	$5,256	$24	$238
Interest cost	5,910	5,598	228	640
Expected return on plan assets	(6,262)	(6,498)	—	—
Amortization of prior service cost	8	18	(1,688)	(606)
Recognized actuarial loss	2,054	566	492	332
Net periodic benefit cost	$5,314	$4,940	$(944)	$604

NOTE 9: COMMON STOCK AND EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period (excluding unvested restricted shares).  Diluted earnings per share reflects the additional dilution for all shares and potential shares issued under the stock incentive plans (including unvested restricted shares).

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(in thousands)
Weighted average shares of common stock oustanding-basic	46,621	46,246	46,559	46,203
Potentailly dilutive shares resulting from stock plans	396	658	498	687
Weighted average common shares-diluted	47,017	46,904	47,057	46,890
Antidilutive options not included in the weighted average	606	—	438	—

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9: COMMON STOCK AND EARNINGS PER SHARE (Continued)

Common stock activity for the six months ended June 30, 2012 and 2011 included the repurchase of approximately 164,862 shares for $2.6 million and 677,670 shares for $13.7 million, respectively.  Common stock activity for the first six months of 2012 also included the exercise of 37,089 options for $0.4 million and the vesting of 388,677 restricted shares.  Common stock activity for the first six months of 2011 also included the exercise of 849,908 options for $12.9 million and the vesting of 48,305 restricted shares.

NOTE 10: FAIR VALUE OF FINANCIAL INSTRUMENTS

Accounting Standards Codification 820, “Fair Value Measurements and Disclosures,” established a hierarchy that prioritizes fair value measurements based on types of inputs used for the various valuation techniques (market approach, income approach, and cost approach). The levels of hierarchy are described below:

•                  Level 1:       Observable inputs such as quoted prices in active markets for identical assets or liabilities

•                  Level 2:       Inputs other than quotes prices that are observable for the asset or liability, either directly or indirectly; these include quotes prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active

•                  Level 3:       Unobservable inputs that reflect the reporting entity’s own assumptions

The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practicable to estimate:

Cash and Cash Equivalents

The fair value of the Company’s cash and cash equivalents approximates the carrying value of the Company’s cash and cash equivalents, due to the short maturity of the cash equivalents, and are classified as Level 1.

Long-term Debt

The fair value of the Company’s $218.0 million outstanding indebtedness under the revolving credit facility approximates its carrying value, as it is variable-rate debt and the terms are comparable to market terms as of the balance sheet dates and are classified as Level 2.

NOTE 11: INDEBTEDNESS

On February 3, 2012, the Company amended and restated its existing credit facility, dated June 29, 2007, with a new $450.0 million revolving credit facility maturing on February 3, 2017. The Company may use the revolving line of credit for general corporate purposes, including strategic acquisitions, stock buy-backs and cash dividends. Under the Company’s amended credit agreement, the Company can increase its revolving credit facility by up to $200.0 million subject to certain limitations and satisfaction of certain conditions, including compliance with certain financial covenants.

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

The Company is required to pay an annual commitment fee equal to a rate per annum calculated as the product of the applicable rate based upon the Company’s leverage ratio as set forth in the credit agreement, times the unused portion of the revolving credit facility. In addition, the Company is required to pay an annual letter of credit fee equal to the applicable rate as set forth in the credit agreement times the daily maximum amount available to be drawn under such letter of credit.

In addition, the credit agreement also contains various affirmative and negative covenants that among other things, limit, subject to certain exceptions, the incurrence of additional indebtedness and capital expenditures in excess of a specified amount in any fiscal year. The Company was in compliance with the credit agreement covenants at June 30, 2012.

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

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12. SEGMENT INFORMATION (Continued)

The following information below categorizes certain financial information into the above noted segments for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
NET SALES
Office	$153,892	$171,501	$292,188	$333,199
Studio	39,194	39,674	72,368	75,326
Coverings	27,932	27,475	53,123	50,984
Total	$221,018	$238,650	$417,679	$459,509

NET INTERSEGMENT SALES
Office	$422	$1,125	$1,170	$1,458
Studio	1,236	1,899	2,418	3,230
Coverings	2,155	2,601	4,475	4,994
Total	$3,813	$5,625	$8,063	$9,682

OPERATING INCOME (1)
Office	$8,723	$11,797	$15,655	$23,173
Studio	6,415	5,910	10,398	11,339
Coverings	5,665	5,861	10,201	10,442
Subtotal	20,803	23,568	36,254	44,954
Restructuring charges - primarily Office	—	243	—	714
Total	$20,803	$23,325	$36,254	$44,240

(1)  The Company does not allocate interest expense or other (income) expense, net to the reportable segments.

NOTE 13. SUBSEQUENT EVENTS

On July 6, 2012, the Company signed a lease for the relocation of its New York office and showroom to 1330 Avenue of the Americas, New York, New York 10019. The lease commencement date is March 1, 2013 and it is an approximately twelve and a half year lease. The Company has the option to commence the lease earlier if desired.

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

Overview

During the second quarter of 2012, our sales were once again impacted by lower governmental spending and reduced purchases by a single financial services client.  Net sales for the quarter decreased 7.4% from $238.7 million during the second quarter of 2011 to $221.0 million during the second quarter of 2012.  The largest percentage declines occurred primarily within our Office Segment when compared with the prior year. Sequentially, when compared with the first quarter of 2012 sales increased $24.3 million or 12.4%.

For the second quarter of 2012, gross margin increased 160 basis points to 33.7% versus the comparable quarter of the prior year. This gross profit percentage was our highest percentage in the last ten quarters.  The increase in gross margin from the second quarter of 2011 largely resulted from previously implemented price increases, favorable movements in foreign exchange rates, continuous improvement projects in our factories, and lower transportation costs.

Operating profit for the second quarter of 2012 was $20.8 million, a decrease of 10.7% from the second quarter of 2011.  Operating expenses for the second quarter of 2012 increased $0.7 million, or 1.3%, when compared to the prior year.  The increase in operating expenses during the second quarter of 2012 was in large part due to costs associated with growth initiative programs and technology infrastructure upgrades as well as increased incentive compensation.

Interest expense during the second quarter of 2012 decreased $1.8 million when compared to the prior year as a result of our lower outstanding debt and the expiration of two interest rate swap agreements in June of 2011.  See Note 6 of the condensed consolidated financial statements included in this quarterly report on Form 10-Q for further information regarding the interest rate swaps.

This quarter we repaid $10.0 million of debt and paid a quarterly dividend of $4.7 million, or $0.10 per share.

Net income was $13.1 million during the second quarter of 2012 compared to $13.0 million during the second quarter 2011.  Diluted earnings per share for the second quarter of 2012 and 2011 was $0.28.

Our second quarter results were consistent with our expectations. While sales grew sequentially and the rate of year-over-year decline improved, lowered levels of government sales combined with significantly reduced purchases by a single financial services client drove our year over year top line decline. However, we were very pleased with the improvement in gross margin this quarter.  As we enter the second half of 2012, we believe we will experience single-digit declines in sales during the third quarter of 2012 followed by low double-digit growth in sales during the fourth quarter of 2012, when compared with the prior year.

Results of Operations

Comparison of Three Months and Six Months Ended June 30, 2012 and 2011

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(in thousands)
Consolidated Statement of Operations Data:
Net sales	$221,018	$238,650	$417,679	$459,509
Gross profit	74,407	76,493	137,459	144,895
Restructuring charges	—	243	—	714
Operating income	20,803	23,325	36,254	44,240
Interest expense	1,637	3,372	3,143	7,389
Other (income) expense, net	(1,262)	275	937	2,604
Income tax expense	7,373	6,703	11,862	12,070
Net income	$13,055	$12,975	$20,312	$22,177

Statistical and Other Data:
Sales (Decline) Growth from Comparable Prior Period	(7.4)%	24.1%	(9.1)%	25.0%
Gross profit margin	33.7%	32.1%	32.9%	31.5%

Sales

Sales for the second quarter of 2012 were $221.0 million, a decrease of $17.7 million, or 7.4%, from sales of $238.7 million for the same period in the prior year.  Sales for the six months ended June 30, 2012 were $417.7 million, a decrease of $41.8 million, or 9.1%, over the first six months of 2011.  The decrease in sales for the quarter and six months ended June 30, 2012 was mainly due to lower levels of government sales and reduced purchases by a single financial services client.

Although on the decline, sales to U.S., state, and local governmental agencies continue to represent a large portion of our overall sales.  During the six months ended June 30, 2012, approximately 15.9%, of our sales were to U.S., state, and local governmental agencies.

Gross Profit and Operating Income

Gross profit for the second quarter of 2012 was $74.4 million, a decrease of $2.1 million, or 2.7%, from gross profit of $76.5 million for the same period in the prior year.  Gross profit for the six months ended June 30, 2012 was $137.5 million, a decrease of $7.4 million, or 5.1%, from gross profit of $144.9 million for the same period in the prior year. As a percentage of sales, gross profit increased from 32.1% for the second quarter of 2011 to 33.7% for the second quarter of 2012.

Operating income for the second quarter of 2012 was $20.8 million, a decrease of $2.5 million, or 10.7%, from operating income of $23.3 million for the second quarter of 2011.  Operating income for the second quarter of 2011 includes restructuring charges totaling $0.2 million.  Operating income for the six months ended June 30, 2012 was $36.3 million, a decrease of $7.9 million, or 17.9%, from operating income of $44.2 million for the same period in 2011. Operating income for the six months ended June 30, 2011 includes restructuring charges totaling $0.7 million. Operating income as a percentage of sales decreased from 9.8% in the second quarter of 2011 to 9.4% for the same period of 2012.  For the six months ended June 30, 2012 and 2011 gross profit as a percentage of sales was 32.9% and 31.5%, respectively.  Operating income as a percentage of sales decreased from 9.6% in the first six months of 2011 to 8.7% in the first six months of 2012.

Operating expenses for the second quarter of 2012 were $53.6 million, or 24.3% of sales, compared to $52.9 million, or 22.2% of sales, for the second quarter of 2011.  Operating expenses for the six months ended June 30, 2012 were $101.2 million or 24.2% of sales compared to $99.9 million or 21.7% of sales for the same period in 2011. The modest increase in operating expenses during the second quarter ended June 30, 2012 was in large part due to costs associated with growth initiative programs, technology infrastructure upgrades, and increased incentive compensation. The increase in operating expenses during the six months ended June 30, 2012 was mainly due to cost associated with growth initiative programs and technology infrastructure upgrades.

Interest Expense

Interest expense for the three and six months ended June 30, 2012 was $1.6 million and $3.1 million, respectively, a decrease of $1.8 million and $4.3 million, respectively, from the same periods in 2011.  The decrease in interest expense for the periods noted above is mainly due to our lower outstanding debt and the expiration of our remaining two interest rate swap agreements on June 9, 2011.  See Note 6 of the condensed consolidated financial statements included in this quarterly report on Form 10-Q for further information regarding the interest rate swaps.  The annualized weighted average interest rate for the second quarter of 2012 was 2.4%. The annualized weighted average interest rate, including the effect of the interest rate swaps, for the same period of 2011 was 5.0%.  The annualized weighted average interest rate for the six months ended June 30, 2012 and 2011, was 2.3% and 5.3%, respectively.

Other (Income) Expense, net

Other (income) expense for the second quarter of 2012 consisted of $1.3 million of foreign exchange gains.  Other (income) expense for the second quarter of 2011 consisted of $0.3 million of foreign exchange losses.  Other (income) expense for the six months ended June 30, 2012 was expense of $0.9 million which included $0.4 million of foreign exchange losses and $0.5 million related to the write-off of deferred financing fees.  Other (income) expense for the six months ended June 30, 2011 was expense of $2.6 million which included $2.0 million of foreign exchange losses, $1.0 million of expense related to a negative judicial ruling, offset by $0.4 million of miscellaneous income.

Income Tax Expense

The effective tax rate was 36.1% for the second quarter of 2012, as compared to 34.1% for the same period in 2011.  The effective tax rate for the six months ended June 30, 2012 was 36.9% and 35.2% for the same period in 2011.  The increase in the effective tax rate for the three and six months ended June 30, 2012 when compared to the same periods in the prior year was due to the mix of pretax income and the varying effective tax rates in the countries in which we operate.

Business Segment Analysis

Office:

Net sales for the second quarter of 2012 for the Office segment were $153.9 million, a decrease of $17.6 million, or 10.3%, when compared with the same period in 2011.  Net sales for the Office segment for the six months ended June 30, 2012 were $292.2, a decrease of $41.0 million, or 12.3%, when compared with the same period in 2011.  The decrease in sales in the Office segment for the three and six months ended June 30, 2012 was primarily the result of decreased government spending and decreased purchases by a single financial services client.

Operating income for the second quarter of 2012 for the Office segment was $8.7 million, a decrease of $3.1 million, or 26.3%, when compared with the same period in 2011.  Operating income for the six months ended June 30, 2012 for the Office segment was $15.7 million, a decrease of $7.5 million, or 32.3%, when compared with the same period in 2011.  As a percentage of net sales, the Office segment operating income was 5.7% for the second quarter ended June 30, 2012 and 6.9% for the second quarter ended June 30, 2011.  As a percentage of net sales, the Office segment operating income was 5.4% for the six months ended June 30, 2012 and 7.0% for the six months ended June 30, 2011.

Studio:

Net sales for the second quarter of 2012 for the Studio segment were $39.2 million, a decrease of $0.5 million, or 1.3%, when compared with the same period in 2011.  Net sales for the six months ended June 30, 2012 were $72.4, a decrease of $2.9 million, or 3.9%, when compared with the same period in 2011.  The decrease in sales for the Studio segment for the three and six months ended June 30, 2012 is mainly the result of Europe’s slowing economy.

Operating income for the second quarter of 2012 for the Studio segment was $6.4 million, an increase of $0.5 million, or 8.5%, when compared with the same period in 2011.  Operating income for the six months ended June 30, 2012 for the Studio segment was $10.4 million, a decrease of $0.9 million, or 8.0%, when compared with the same period in 2011.  As a percentage of net sales, the Studio segment operating income was 16.3% for the second quarter ended June 30, 2012 and 14.9% for the second quarter ended June 30, 2011.  As a percentage of net sales, the Studio segment operating income was 14.4% for the six months ended June 30, 2012 and 15.1% for the six months ended June 30, 2011.

Coverings:

Net sales for the second quarter of 2012 for the Coverings segment were $27.9 million, an increase of $0.4 million, or 1.5%, when compared with the same period in 2011.  Net sales for the six months ended June 30, 2012 were $53.1, an increase of $2.1 million, or 4.1%, when compared with the same period in 2011.  The increase in sales for the Coverings segment for the three and six months ended June 30, 2012 is mainly the result of increased sales in KnollTextiles and the benefit from the acquisition of Filzfelt in December 2011.

Operating income for the second quarter of 2012 for the Coverings segment was $5.7 million, a decrease of $0.2 million, or 3.4%, when compared with the same period in 2011.  Operating income for the six months ended June 30, 2012 for the Coverings segment was $10.2 million, a decrease of $0.2 million, or 1.9%, when compared with the same period in 2011.  As a percentage of net sales, the Coverings segment operating income was 20.4% for the second quarter ended June 30, 2012 and 21.5% for the second quarter ended June 30, 2011.  As a percentage of net sales, the Coverings segment operating income was 19.2% for the six months ended June 30, 2012 and 20.5% for the six months ended June 30, 2011.

Liquidity and Capital Resources

The following table highlights certain key cash flows and capital information pertinent to the discussion that follows:

	Six Months Ended
	June 30, 2012	June 30, 2011
	(in thousands)
Cash provided by operating activities	$6,482	$12,774
Capital expenditures	(6,473)	(7,120)
Cash used in investing activities	(12,616)	(7,120)
Purchase of common stock for treasury	(2,622)	(13,669)
Proceeds from revolving credit facility	420,000	173,000
Repayment of revolving credit facility	(414,000)	(188,000)
Payment of dividends	(9,323)	(7,397)
Proceeds from the issuance of common stock	413	12,867
Cash used in financing activities	(9,064)	(21,761)

Historically, we have carried significant amounts of debt, and cash generated by operating activities has been used to fund working capital, capital expenditures, repurchase shares, pay quarterly dividends and make payments of principal and interest on our indebtedness.  Our capital expenditures are typically for new product tooling and manufacturing equipment.  These capital expenditures support new products and continuous improvements in our manufacturing processes.

Year-to date net cash provided by operations was $6.5 million, of which $34.2 million was provided by net income plus non-cash items, offset by $27.7 million of unfavorable changes in assets and liabilities.  During the first six months of 2011, net cash provided by operations was $12.8 million of which $38.3 million was provided by net income plus non-cash items offset by $25.5 million from unfavorable changes in assets and liabilities.

For the six month period ended June 30, 2012, we used available cash, including the $6.5 million of net cash from operating activities, and $6.0 million of proceeds from our revolving credit facility, to fund $6.5 million in capital expenditures, fund dividend payments to shareholders totaling $9.3 million, and fund working capital.

For the six month period ended June 30, 2011, we used available cash, including the $12.8 million of net cash from operating activities, to repay $15.0 million of outstanding debt, fund $7.1 million in capital expenditures, fund dividend payments to shareholders totaling $7.4 million, and fund working capital.

Cash used in investing activities was $12.6 million for the six months ended June 30, 2012 and $7.1 million for the same period in 2011.  Fluctuations in cash used in investing activities were primarily attributable to the purchase of Richard Schultz Design Inc..

We use our revolving credit facility in the ordinary course of business to fund our working capital needs and, at times, make significant borrowings and repayments under the facility depending on our cash needs and availability at such time.  This facility was amended and restated on February 3, 2012 and matures on February 3, 2017.  The facility provides for a revolving credit line of up to $450.0 million, but includes the option to increase the size of the facility by up to an additional $200.0 million, subject to the satisfaction of certain terms and conditions.  As of June 30, 2012, there was $218.0 million outstanding under the facility, compared to $212.0 million outstanding under the facility as of December 31, 2011.  Borrowings under the revolving credit facility may be repaid at any time, but no later than February 3, 2017.  See Note 11 of the consolidated financial statements included in this quarterly report on Form 10-Q for further information regarding this amended facility.

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

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We provided a discussion of our market risk in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2011. During the first six months of 2012, there was no substantive change in our market risk except for the items noted below. This discussion should be read in conjunction with Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2011.

During the normal course of business, we are routinely subjected to market risk associated with interest rate movements and foreign currency exchange rate movements. Interest rate risk arises from our debt obligations and foreign currency exchange rate risk arises from our non-U.S. operations and purchases of inventory from foreign suppliers.

We also have risk in our exposure to certain materials and transportation costs.  Steel, leather, wood products and plastics are all used in the manufacture of our products. During the second quarter of 2012, we were impacted by higher material costs.  Materials inflation was approximately $1.2 million during the second quarter of 2012.  During the second quarter of 2011 we were impacted by higher steel and petroleum prices. Raw materials inflation was approximately $2.3 million and transportation inflation was approximately $2.0 million during the second quarter of 2011. We continue to work to offset these price changes in raw materials and transportation through our global sourcing initiatives, cost improvements and price increases to our products.

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

Our annualized weighted average rate of interest for the second quarter of 2012 was 2.4%.  Taking into account the effect of our interest rate swap agreements our annualized weighted average rate of interest for the same period of 2011 was 5.0%.  The decrease in our rate is mainly attributable to the expiration of the interest rate agreements in June 2011.  See Note 6 of the condensed consolidated financial statements included in this quarterly report on Form 10-Q for further information regarding the interest rate swaps.

Foreign Currency Exchange Rate Risk

We manufacture our products in the United States, Canada and Italy, and sell our products primarily in those markets as well as in other European countries.  Our foreign sales and certain expenses are transacted in foreign currencies.  Our production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold.  Additionally, as we report currency in the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar.  The principal foreign currencies in which we conduct business are the Canadian dollar and the Euro. Approximately 14.2% of our revenues for the first half of 2012 and 12.8% in the same period for 2011, and 34.3% of our cost of goods sold for the first half of 2012 and 33.3% in the same period of 2011, were denominated in currencies other than the U.S. dollar.  For the six months ended June 30, 2012 and 2011, foreign exchange rate fluctuations included in other (income) expense resulted in a $0.5 million translation loss and a $2.0 million translation loss, respectively.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report (June 30, 2012) (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, our principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. Our principal executive officer and principal financial officer also conducted an evaluation of our internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended June 30, 2012 that have materially affected or which are reasonably likely to materially affect Internal Control.  Based on that evaluation, there has been no such change during the quarter ended June 30, 2012.

PART II — OTHER INFORMATION

ITEM 1.                        LEGAL PROCEEDINGS

During the first six months of 2012, there have been no new material legal proceedings or material changes in the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 1A.  RISK FACTORS

During the first six months of 2012, there were no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS

Repurchases of Equity Securities

The following is a summary of share repurchase activity during the three months ended June 30, 2012.

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

Period	Total Number of Shares Purchased		Average Price paid per Share	Total Number of Shares Purchased as part of publicly announcned Plans or Programs	Maximum Dollar Vaue of Shares that may yet be Purchased Under the Plans or Programs (1)
April 1, 2012 - April 30, 2012	8,656	(2)	14.88	—	32,352,413
May 1, 2012 - May 31, 2012	—		—	—	32,352,413
June 1, 2012 - June 30, 2012	215	(3)	13.42	—	32,352,413
Total	$8,871			$—

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

(2)         On April 21, 2012, 20,000 shares of outstanding restricted stock vested.  Concurrently with the vesting, 8,656 shares were forfeited by the holder of the restricted shares to cover applicable taxes paid on the holder’s behalf by the Company.

(3)         On June 29, 2012, 667 shares of outstanding restricted stock vested.  Concurrently with the vesting, 215 shares were forfeited by the holder of the vested restricted shares to cover applicable taxes paid on the holders’ behalf by the Company.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2012, and December 31, 2011, (ii) Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three and six months ended June 30, 2012 and June 30, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and June 30, 2011, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOLL, INC.
(Registrant)

Date: August 9, 2012

By:	/s/ Andrew B. Cogan
Andrew B. Cogan
Chief Executive Officer

Date: August 9, 2012

By:	/s/ Barry L. McCabe
Barry L. McCabe
Chief Financial Officer
(Chief Accounting Officer and Controller)