Form 10-Q
period 2012-09-30
KNOLL INC
filed 2012-11-09
CIK 1011570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 5, 2012, there were 47,835,698 shares (including 1,065,989 shares of non-voting restricted shares) of the Registrant’s common stock, par value $0.01 per share, outstanding.

KNOLL, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KNOLL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 30, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$10,690	$28,263
Customer receivables, net	99,631	126,078
Inventories	101,941	89,244
Deferred income taxes	10,669	10,688
Prepaid and other current assets	14,745	10,620
Total current assets	237,676	264,893
Property, plant, and equipment, net	121,715	121,792
Goodwill, net	80,667	76,571
Intangible assets, net	222,709	220,679
Other non-trade receivables	2,615	3,248
Other noncurrent assets	3,402	908
Total Assets	$668,784	$688,091

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	73,570	83,824
Income taxes payable	562	14,625
Other current liabilities	74,027	84,679
Total current liabilities	148,159	183,128
Long-term debt	203,000	212,000
Deferred income taxes	52,684	49,778
Postretirement benefits other than pensions	9,573	10,656
Pension liability	54,473	56,873
International retirement obligation	3,151	3,455
Other noncurrent liabilities	8,672	6,778
Total liabilities	$479,712	$522,668
Commitments and contingent liabilities
Stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 62,247,192 issued and 47,907,792 outstanding (net of 14,339,400 treasury shares) at September 30, 2012 and 61,854,474 shares issued and 47,748,699 outstanding (net of 14,105,775 treasury shares) at December 31, 2011	479	477
Additional paid-in-capital	28,023	23,631
Retained earnings	172,996	155,818
Accumulated other comprehensive income (loss)	(12,426)	(14,503)
Total stockholders’ equity	189,072	165,423
Total Liabilities and Stockholders’ Equity	$668,784	$688,091

See accompanying notes to the condensed consolidated financial statements

KNOLL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$219,794	$239,543	$637,473	$699,052
Cost of sales	145,578	160,692	425,798	475,306
Gross profit	74,216	78,851	211,675	223,746
Selling, general, and administrative expenses	50,694	53,854	151,899	153,795
Restructuring charges	—	(18)	—	696
Operating income	23,522	25,015	59,776	69,255
Interest expense	1,635	1,226	4,778	8,615
Other (income) expense, net	2,786	(4,077)	3,723	(1,473)
Income before income tax expense	19,101	27,866	51,275	62,113
Income tax expense	6,904	9,477	18,766	21,547
Net income	$12,197	$18,389	$32,509	$40,566

Net earnings per share:
Basic	$0.26	$0.40	$0.70	$0.88
Diluted	$0.26	$0.39	$0.69	$0.87
Dividends per share	$0.12	$0.10	$0.32	$0.26
Weighted-average shares outstanding:
Basic	46,667,359	46,250,362	46,595,066	46,219,291
Diluted	47,038,785	46,792,225	47,051,004	46,858,766

Net income	$12,197	$18,389	$32,509	$40,566
Other comprehensive income (loss)
Foreign currency translation adjustment	4,586	(8,659)	2,076	(1,785)
Unrealized gain on derivatives	—	—	—	2,622
Total comprehensive income	$16,783	$9,730	$34,585	$41,403

See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITES
Net income	$32,509	$40,566
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	10,832	11,711
Amortization of intangible assets and deferred financing fees	1,257	1,516
(Gain) loss on disposal of fixed assets	(483)	84
Write off of deferred financing fees	477	—
Unrealized foreign currency loss (gain)	1,997	(3,805)
Stock based compensation	7,841	7,132
Other non-cash items	22	421
Changes in assets and liabilites:
Customer receivables	26,247	(2,933)
Inventories	(11,375)	(8,513)
Accounts payable	(10,317)	(23,236)
Current and deferred income taxes	(12,327)	11,227
Other current assets	(3,694)	1,720
Other current liabilities	(11,615)	(3,150)
Other noncurrent assets and liabilities	(2,316)	(1,616)
Cash provided by operating activities	29,055	31,124
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net	(10,088)	(9,583)
Purchase of business, net of cash acquired	(5,968)	—
Purchase of intangibles	(488)	(150)
Cash used in investing activities	(16,544)	(9,733)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facility	491,000	258,000
Repayment of revolving credit facility	(500,000)	(286,000)
Repayment of long-term debt	—	(135)
Deferred financing fees	(2,846)	—
Payment of dividends	(14,925)	(12,022)
Proceeds from the issuance of common stock	886	13,006
Purchase of common stock for treasury	(3,465)	(13,881)
Tax benefit from the exercise of stock options and vesting of equity awards	126	1,336
Cash used in financing activities	(29,224)	(39,696)
Effect of exchange rate changes on cash and cash equivalents	(860)	2,108
Decrease in cash and cash equivalents	(17,573)	(16,197)
Cash and cash equivalents at beginning of period	28,263	26,935
Cash and cash equivalents at end of period	$10,690	$10,738

See accompanying notes to the condensed consolidated financial statements

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

In the first quarter of 2012, the Company conformed its presentation of results of operations, in accordance with new guidance on the presentation of comprehensive income (loss). The guidance requires total comprehensive income (loss) for interim periods to be presented in single continuous statement or in two separate, but consecutive, statements. The new guidance does not change where the components of comprehensive income (loss) are recognized. During the current quarter, no new accounting standards were adopted or pending adoption that would have a significant impact on the Company’s consolidated financial position and results of operations.

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

The Company’s goodwill by reporting segment was $37.9 million, $2.2 million and $36.4 million for Office, Studio, and Coverings respectively at December 31, 2011.  During 2012, goodwill for the Studio segment increased $3.2 million as a result of the Richard Schultz acquisition.  Goodwill for the coverings segment increased $0.5 million as a result of purchase accounting adjustments related to the Filzfelt acquisition, which occurred on December 30, 2011. The remaining increase in goodwill, of approximately $0.5 million, during the nine months ended September 30, 2012 is related to foreign currency translation.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4: INVENTORIES

Inventories, net consist of:

	September 30, 2012	December 31, 2011
	(in thousands)
Raw Materials	$52,134	$46,399
Work-in-Process	7,690	6,926
Finished Goods	42,117	35,919
	$101,941	$89,244

Inventory reserves for obsolescence and other estimated losses were $7.3 million and $7.7 million at September 30, 2012 and December 31, 2011, respectively, and have been included in the net amounts above.

NOTE 5: INCOME TAXES

The Company’s income tax provision consists of federal, state and foreign income taxes.  The tax provisions for the three months ended September 30, 2012 and 2011 were based on the estimated effective tax rates applicable for the full years ending December 31, 2012 and 2011, after giving effect to items specifically related to the interim periods.  The Company’s effective tax rate was 36.1% for the three months ended September 30, 2012 and 34.0% for the three months ended September 30, 2011.  The Company’s effective tax rate was 36.6% for the nine months ended September 30, 2012 and 34.7% for the nine months ended September 30, 2011. The increase in the Company’s effective tax rate for the three and nine months ended September 30, 2012 was primarily a result of the geographic mix of pretax income and the different effective tax rates of these jurisdictions.

As of September 30, 2012 and December 31, 2011, the Company had unrecognized tax benefits of approximately $2.1 million and $2.0 million, respectively.  The entire amount of the unrecognized tax benefits would affect the effective tax rate if recognized.  As of September 30, 2012, the Company is subject to U.S. Federal income tax examinations for the tax years 2008 through 2011, and to non-U.S. income tax examinations for the tax years 2004 through 2011.  In addition, the Company is subject to state and local income tax examinations for the tax years 2004 through 2011.

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

The effect of derivative instruments on the condensed consolidated statement of income for the nine months ended September 30, 2011 was as follows (in thousands):

Derivatives in Cash Flow Hedge Relationship	Before - Tax Loss Recognized in OCI on Derivative (Effective Portion)	Locations of Loss Reclassified from AOCI into Income (Effective Portion)	Before - Tax Loss Reclassified from AOCI into Income (Effective Portion)
Interest rate swap contracts	$(41)	Interest Expense	$(4,237)
Total	$(41)		$(4,237)

The Company had no outstanding interest rate swap contracts as of September 30, 2012 or December 31, 2011.

The Company will continue to review its exposure to interest rate fluctuations and evaluate whether it should manage such exposure through derivative transactions.

Foreign Currency Contracts

From time to time, the Company enters into foreign currency forward exchange contracts and foreign currency option contracts to manage its exposure to foreign exchange rates associated with short-term operating receivables of a Canadian subsidiary that are payable by the U.S. operations. The terms of these contracts are generally less than a year. Changes in the fair value of such contracts are reported in earnings as a component of “other (income) expense, net.”

The Company did not enter into any foreign currency contracts during the nine months ended September 30, 2012.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6:  DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

The effect of the derivatives not designated as hedging instruments on the condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2011 was as follows (in thousands):

	Location of (Gain)Loss	Three months ended	Nine Months Ended
Derivatives Not Desinated	Recognized in Income	September 30,	September 30,
as Hedging Instruments	On Derivative	2011	2011

Foreign currency contracts	Other (income)expense, net	$1,610	$1,147

Total		$1,610	$1,147

NOTE 7: CONTINGENT LIABILITIES AND COMMITMENTS

Litigation

The Company is currently involved in matters of litigation, including environmental contingencies, arising in the ordinary course of business.  The Company accrues for such matters when expenditures are probable and reasonably estimable.  Based upon information presently known, management is of the opinion that such litigation, either individually or in the aggregate, will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Collective Bargaining

At September 30, 2012, the Company employed a total of 3,160 people.  Approximately 12.7% of the employees are represented by unions.  The Grand Rapids, Michigan plant is the only unionized plant within the U.S and has an agreement with the Carpenters Union, Local 1615, of the United Brotherhood of Carpenters and Joiners of America, Affiliate of the Carpenters Industrial Council (the “Union”), covering approximately 205 hourly employees. The Collective Bargaining Agreement expires April 30, 2015.  Approximately 195 workers in Italy are also represented by unions.

Warranty

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

Changes in the warranty reserve are as follows (in thousands):

Balance, as of December 31, 2011	$8,146
Provision for warranty claims	4,699
Warranty claims paid	(4,994)
Increase due to acquisition	106
Exchange rate impact	(3)
Balance, as of September 30, 2012	$7,954

Warranty expense for the three months ended September 30, 2012 and 2011 was $1.6 million and $1.9 million, respectively. Warranty expense for the nine months ended September 30, 2012 and 2011 was $4.7 million and $5.1 million, respectively.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7: CONTINGENT LIABILITIES AND COMMITMENTS (Continued)

Other

During the third quarter of 2012, the Company entered into a new lease agreement to move the location of its New York City showroom and offices. The lease term is March 1, 2013 through October 31, 2025, but the Company has the ability to commence the lease earlier at its discretion. As a result of this new lease, there will be an approximately $1.5 million per year increase in lease commitments starting in early 2013.

NOTE 8: PENSIONS AND OTHER POSTRETIREMENT BENEFITS

The following tables summarize the costs of the Company’s employee pension and post-retirement plans for the periods indicated.

	Pension Benefits		Other Benefits
	Three months ended		Three months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(in thousands)
Service cost	$1,802	$2,628	$12	$119
Interest cost	2,955	2,799	114	320
Expected return on plan assets	(3,131)	(3,249)	—	—
Amortization of prior service cost	4	9	(844)	(303)
Recognized actuarial loss	1,027	283	246	166
Net periodic benefit cost (gain)	$2,657	$2,470	$(472)	$302

	Pension Benefits		Other Benefits
	Nine months ended		Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(in thousands)
Service cost	$5,406	$7,884	$36	$357
Interest cost	8,865	8,397	342	960
Expected return on plan assets	(9,393)	(9,747)	—	—
Amortization of prior service cost	12	27	(2,532)	(909)
Recognized actuarial loss	3,081	849	738	498
Net periodic benefit cost (gain)	$7,971	$7,410	$(1,416)	$906

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

	Three months ended		Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(in thousands)
Weighted average shares outstanding-basic	46,667	46,250	46,595	46,219
Potentailly dilutive shares resulting from stock plans	372	542	456	640
Weighted average shares outstanding-diluted	47,039	46,792	47,051	46,859
Antidilutive options not included in the weighted average	606	227	438	76

Common stock activity for the nine months ended September 30, 2012 and 2011 included the repurchase of approximately 224,459 shares for $3.5 million and 692,201 shares for $13.9 million, respectively.  Common stock activity for the first nine months of 2012 also included the exercise of 75,089 options for $0.9 million and the vesting of 467,927 restricted shares.  Common stock activity for the first nine months of 2011 also included the exercise of 857,908 options for $13.0 million and the vesting of 64,972 restricted shares.

On February 10, 2012, the Company granted 315,030 restricted stock awards under the Company’s 2007 and 2010 stock incentive plan. Of these awards: (i) 22,530 were granted to the Company’s Board of Directors and vest one-third over each of the next three years and (ii) 292,500 were granted to certain key employees and cliff vest on the third anniversary of the grant date. In certain conditions, vesting may be accelerated as defined in the restricted share agreements.

NOTE 10: FAIR VALUE OF FINANCIAL INSTRUMENTS

Accounting Standards Codification 820, “Fair Value Measurements and Disclosures,” established a hierarchy that prioritizes fair value measurements based on types of inputs used for the various valuation techniques (market approach, income approach, and cost approach). The Company uses the following valuation techniques to measure fair value for its financial assets and financial liabilities:

•                  Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

•                  Level 2: Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

•                  Level 3: Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practicable to estimate:

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10: FAIR VALUE OF FINANCIAL INSTRUMENTS  (Continued)

Cash and Cash Equivalents

The fair value of the Company’s cash and cash equivalents approximates the carrying value of the Company’s cash and cash equivalents, due to the short maturity of the cash equivalents, and are classified as Level 1.

Long-term Debt

As of September 30, 2012, the fair value of the Company’s $203.0 million outstanding indebtedness under the revolving credit facility approximates its carrying value, as it is variable-rate debt and the terms are comparable to market terms as of the balance sheet dates and are classified as Level 2.

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

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11: INDEBTEDNESS   (Continued)

In addition, the credit agreement also contains various affirmative and negative covenants that among other things, limit, subject to certain exceptions, the incurrence of additional indebtedness and capital expenditures in excess of a specified amount in any fiscal year. The Company was in compliance with the credit agreement covenants at September 30, 2012.

In connection with the refinancing of the credit facility during the first quarter of 2012, the Company wrote-off $0.5 million of unamortized deferred financing fees associated with the previous credit facility and incurred $2.8 million in new fees that will be amortized as a component of interest expense over the life of the facility.

For more details on the revolving credit facility, please see the Current Report on Form 8-K the Company filed with the Securities and Exchange Commission on February 7, 2012.  A copy of the credit agreement is attached to that Current Report on Form 8-K.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12. SEGMENT INFORMATION

Accounting Standards Codification 280, “Segment Reporting”, defines that a segment for reporting purposes is based on the financial performance measures that are regularly reviewed by the “Chief Operating Decision Maker” to assess segment performance and to make decisions about a public entities allocation of resources. Based on this guidance, the Company reports its segment results based on the following reportable segments: (i) Office; (ii) Studio; and (iii) Coverings. The Office segment serves corporate, government, healthcare, retail and other customers in the United States and Canada providing a portfolio of office furnishing solutions including systems, seating, storage, and KnollExtra ergonomic accessories, and other products. The Studio segment includes KnollStudio®, Knoll Europe which sells primarily KnollStudio® products, and Richard Schultz® Design.  The KnollStudio® portfolio includes a range of lounge seating; side, café and dining chairs; barstools; and conference, dining and occasional tables. Richard Schultz® Design provides high quality outdoor furniture. The Coverings segment includes, KnollTextiles®, Spinneybeck®, Edelman ®Leather and FilzfeltTM. These businesses serve a wide range of customers offering high quality textiles, felt, and leather.

The following information below categorizes certain financial information into the above noted segments for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
NET SALES
Office	$160,032	$173,618	$452,220	$506,816
Studio	33,035	37,299	105,403	112,626
Coverings	26,727	28,626	79,850	79,610
Total	$219,794	$239,543	$637,473	$699,052

NET INTERSEGMENT SALES
Office	$277	$423	$1,447	$1,881
Studio	1,359	1,300	3,777	4,530
Coverings	1,949	2,511	6,425	7,505
Total	$3,585	$4,234	$11,649	$13,916

OPERATING INCOME (1)
Office	$12,974	$12,753	$28,629	$35,927
Studio	5,200	5,676	15,598	17,015
Coverings	5,348	6,568	15,549	17,009
Subtotal	23,522	24,997	59,776	69,951
Restructuring charges - primarily Office	—	(18)	—	696
Total	$23,522	$25,015	$59,776	$69,255

(1)  The Company does not allocate interest expense or other (income) expense, net to the reportable segments.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13. SUBSEQUENT EVENTS

On October 29, 2012, Hurricane Sandy impacted most of the Mid-Atlantic and Northeastern parts of the United States, including New York City.  Our New York City showroom and offices were closed for the entire week and many of our customers and suppliers were similarly impacted.  We are still assessing the business implications, if any, of the storm and will most likely experience any impact in the fourth quarter.  All of our manufacturing plants, as well as Spinneybeck and Edelman Leather, are operational, although we have experienced some intermittent communication issues.

ITEM 2:              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations provides an account of our financial performance and financial condition that should be read in conjunction with the accompanying unaudited condensed consolidated financial statements.

Forward-looking Statements

This Quarterly report on Form 10-Q contains forward-looking statements, principally in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk.” Statements and financial discussion and analysis contained in this Form 10-Q that are not historical facts are forward-looking statements. These statements discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to us, based on our current beliefs as well as assumptions made by us and information currently available to us. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “possible,” “potential,” “predict,” “project,” or other similar words, phrases or expressions. This includes, without limitation, our statements and expectations regarding any current or future recovery in our industry.  Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation: the risks described in Item 1A and Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011; changes in the financial stability of our clients or the overall economic environment, resulting in decreased corporate spending and service sector employment; changes in relationships with clients; the mix of products sold and of clients purchasing our products; the success of new technology initiatives; changes in business strategies and decisions; competition from our competitors; our ability to recruit and retain an experienced management team; changes in raw material and commodity prices and availability; restrictions on government spending resulting in fewer sales to the U.S. government, one of our largest customers; our debt restrictions on spending; our ability to protect our patents, copyrights and trademarks; our reliance on furniture dealers to produce sales; lawsuits arising from patents, copyrights and trademark infringements; violations of environment laws and regulations; potential labor disruptions; adequacy of our insurance policies; the availability of future capital; the overall strength and stability of our dealers, suppliers, and customers; access to necessary capital; and currency rate fluctuations. The factors identified above are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement. Unpredictable or unknown factors could also have material adverse effects on us. All forward-looking statements included in this Form 10-Q are expressly qualified in their entirety by the foregoing cautionary statements. Except as required under the Federal securities laws and rules and regulations of the SEC, we undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Overview

Net sales for the third quarter decreased 8.2% from $239.5 million during the third quarter of 2011 to $219.8 million during the third quarter of 2012.  Sales declined across all three segments with the largest percentage declines occurring in the Studio segment.  Despite increased sales in North America, the Studio segment was negatively impacted by the current economic situation in Europe.  Decreased demand from government and financial services clients was the primary cause for the decline in sales for the Office segment.

For the third quarter of 2012, gross profit as a percentage of sales increased 90 basis points to 33.8% versus the comparable quarter of the prior year. The increase in gross margin from the third quarter of 2011 largely resulted from a more profitable mix in our business as we saw government shipments, which are generally at higher discount rates, make up a smaller portion of our overall sales.  Continuous improvement projects in our factories also positively impacted our gross margin.

Operating expenses for the quarter were $50.7 million, or 23.1% of net sales, compared to $53.9 million, or 22.5% of net sales, for the third quarter of 2011.  The decrease in operating expenses during the third quarter of 2012 was primarily due to lower variable compensation spending due to our lower sales, but was partially offset with continued spending on new product and growth initiatives, and technology infrastructure upgrades.

Operating income for the third quarter of 2012 was $23.5 million, a decrease of 6.0% from the third quarter of 2011.  The decrease in operating income during the third quarter of 2012 is primarily attributed to the Coverings segment.  The operating income decline in the Coverings segment during the third quarter of 2012 resulted from lower demand from certain markets such as hospitality and transportation, coupled with increased spending on growth initiative programs.

During the third quarter of 2012, we increased our quarterly dividend from $0.10 per share in the previous quarter to $0.12 per share.  This quarter we also continued to aggressively reduce our debt by paying down an additional $15.0 million of senior indebtedness.  Interest expense during the third quarter of 2012 increased $0.4 million when compared with the prior year as our overall effective interest rate increased slightly as a result of our new credit agreement completed during the first quarter of 2012.  See Note 11 of the condensed consolidated financial statements included in this quarterly report on Form 10-Q for further information regarding the new credit agreement.

Net income was $12.2 million during the third quarter of 2012 compared to $18.4 million during the third quarter 2011.  Diluted earnings per share was $0.26 for the third quarter of 2012 and $0.39 for the third quarter of 2011.  During the third quarter of 2012 foreign exchange losses, negatively impacted earnings per share by approximately $0.04 while foreign exchange gains positively impacted earnings per share by approximately $0.06 in the prior year.

Capital expenditures were $4.0 million during the third quarter of 2012 compared to $2.5 million during the third quarter of 2011.  The increase in capital expenditures during the third quarter of 2012 when compared with the prior year was due mainly to continued investment in our information technology infrastructure as we continue to design and implement a new enterprise resource planning system.

Despite the sales decline this quarter, we are encouraged by the overall sales activity and believe we continue to develop and offer the right product solutions to position ourselves for sales growth as industry conditions improve.  In addition, our improvement in gross margin is encouraging as we now have had three consecutive quarters of year-over-year expansion in our gross margin.  However, heading into the fourth quarter and next year there is a lot of uncertainty in the industry and the economy as a whole.  The Business and Institutional Furniture Manufacturer’s Association, our industry trade association, is forecasting low single digit increases in sales for 2012 and 2013.  During this period of uncertainty we will continue to do the things that we believe will make us successful long term.  We will continue to invest in new products and growth initiatives and our information technology infrastructure, which we believe will ultimately help us reduce costs and improve our customers’ overall experience of doing business with us.

Results of Operations

Comparison of Three Months and Nine Months Ended September 30, 2012 and 2011

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(in thousands)
Consolidated Statement of Operations Data:
Net sales	$219,794	$239,543	$637,473	$699,052
Gross profit	74,216	78,851	211,675	223,746
Restructuring charges	—	(18)	—	696
Operating income	23,522	25,015	59,776	69,255
Interest expense	1,635	1,226	4,778	8,615
Other (income)expense, net	2,786	(4,077)	3,723	(1,473)
Income tax expense	6,904	9,477	18,766	21,547
Net income	$12,197	$18,389	$32,509	$40,566

Statistical and Other Data:
Sales (Decline) Growth from Comparable Prior Period	(8.2)%	18.5%	(8.8)%	22.7%
Gross profit margin	33.8%	32.9%	33.2%	32.0%

Sales

Sales for the third quarter of 2012 were $219.8 million, a decrease of $19.7 million, or 8.2%, from sales of $239.5 million for the same period in the prior year.  Sales for the nine months ended September 30, 2012 were $637.5 million, a decrease of $61.6 million, or 8.8%, over the first nine months of 2011.  The decrease in sales for the quarter and nine months ended September 30, 2012 was mainly due to lower levels of sales from government and financial services clients, as well as lower sales in the Studio segment which was impacted by the current economic situation in Europe.

Although on the decline, sales to U.S., state, and local governmental agencies continue to represent a large portion of our overall sales.  During the nine months ended September 30, 2011 and 2012, approximately 18.6% and 16.0%, respectively, of our sales were to U.S., state, and local governmental agencies.

Gross Profit and Operating Income

Gross profit for the third quarter of 2012 was $74.2 million, a decrease of $4.7 million, or 6.0%, from gross profit of $78.9 million for the same period in the prior year.  Gross profit for the nine months ended September 30, 2012 was $211.7 million, a decrease of $12.0 million, or 5.4%, from gross profit of $223.7 million for the same period in the prior year. As a percentage of sales, gross profit increased from 32.9% for the third quarter of 2011 to 33.8% for the third quarter of 2012.  For the nine months ended September 30, 2012 and 2011 gross profit as a percentage of sales was 33.2% and 32.0%, respectively. The increase in gross profit margin in the three and nine months ended September 30, 2012 is primarily a result of a more favorable customer mix and continuous improvement projects in our factories.

Operating income for the third quarter of 2012 was $23.5 million, a decrease of $1.5 million, or 6.0%, from operating income of $25.0 million for the third quarter of 2011.  Operating income for the nine months ended September 30, 2012 was $59.8 million, a decrease of $9.5 million, or 13.7%, from operating income of $69.3 million for the same period in 2011. Operating income as a percentage of sales increased from 10.4% in the third quarter of 2011 to 10.7% for the same period of 2012. Operating income as a percentage of net sales decreased from 9.9% in the first nine months of 2011 to 9.4% in the first nine months of 2012.

Operating expenses for the third quarter of 2012 were $50.7 million, or 23.1% of sales, compared to $53.9 million, or 22.5% of sales, for the third quarter of 2011.  Operating expenses for the nine months ended September 30, 2012 were $151.9 million, or 23.8% of sales, compared to $153.8 million, or 22.0% of sales, for the same period in 2011. The decrease in operating expenses during the three and nine months ended September 30, 2012 was primarily due to lower variable compensation spending due to our lower sales but was partially offset with continued spending on new product and growth initiatives and technology infrastructure upgrades.

Interest Expense

Interest expense for the three and nine months ended September 30, 2012 was $1.6 million and $4.8 million, respectively, an increase of $0.4 million and a decrease of $3.8 million, respectively, from the same periods in 2011.  The increase in interest expense for the three month period noted above is the direct result of our new debt facility completed in February of 2012, under which we are paying a slightly higher effective interest rate.  The decrease in interest expense during the nine month period noted above is due to the expiration of two interest rate swap agreements in June 2011.  These swap agreements, which were in effect from June 2010 to June 2011, caused our interest rate to be higher than the rate under our credit facility. See Note 6 of the condensed consolidated financial statements included in this quarterly report on Form 10-Q for further information regarding the interest rate swaps.  The annualized weighted average interest rate for the third quarter of 2012 was 2.6%. The annualized weighted average interest rate for the same period of 2011 was 1.7%.   The annualized weighted average interest rate for the nine months ended September 30, 2012 and 2011, was 2.4% and 4.2%, respectively.

Other (Income) Expense, net

Other (income) expense for the third quarter of 2012 consisted of $2.8 million of foreign exchange losses.  Other (income) expense for the third quarter of 2011 consisted of $4.1 million of foreign exchange gains.  Other (income) expense for the nine months ended September 30, 2012 consisted of $3.4 million of foreign exchange losses and $0.5 million related to the write-off of deferred financing fees offset by $0.2 million of miscellaneous income.  Other (income) expense for the nine months ended September 30, 2011 consisted of $2.1 million of foreign exchange gains and $0.4 million of miscellaneous income offset by $1.0 million of expense related to a negative judicial ruling.

Income Tax Expense

The effective tax rate was 36.1% for the third quarter of 2012, as compared to 34.0% for the same period in 2011.  The effective tax rate for the nine months ended September 30, 2012 was 36.6% and 34.7% for the same period in 2011.  The increase in the effective tax rate for the three and nine months ended September 30, 2012 when compared to the same periods in the prior year was due to the mix of pretax income and the varying effective tax rates in the countries in which we operate.

Business Segment Analysis

Office:

Net sales for the third quarter of 2012 for the Office segment were $160.0 million, a decrease of $13.6 million, or 7.8%, when compared with the same period in 2011.  Net sales for the Office segment for the nine months ended September 30, 2012 were $452.2 million, a decrease of $54.6 million, or 10.8%, when compared with the same period in 2011.  The decrease in sales in the Office segment for the three and nine months ended September 30, 2012 was primarily the result of decreased government spending and decreased demand from financial services clients.  Additionally, for the three and nine months ended September 30, 2012, sales were negatively impacted by $0.9 million and $3.6 million, respectively, due to unfavorable changes in foreign exchange rates associated with the Canadian dollar compared to the same periods in the prior year.

Operating income for the third quarter of 2012 for the Office segment was $13.0 million, an increase of $0.2 million, or 1.6%, when compared with the same period in 2011. Operating income for the nine months ended September 30, 2012 for the Office segment was $28.6 million, a decrease of $7.3 million, or 20.3%, when compared with the same period in 2011.  The decrease in operating income for the nine months ended September 30, 2012 was mainly the result of our lower sales and increased spending on our technology infrastructure.  As a percentage of net sales, the Office segment operating income was 8.1% for the third quarter ended September 30,

2012 and 7.4% for the third quarter ended September 30, 2011.  As a percentage of net sales, the Office segment operating income was 6.3% for the nine months ended September 30, 2012 and 7.1% for the nine months ended September 30, 2011.

Studio:

Net sales for the third quarter of 2012 for the Studio segment were $33.0 million, a decrease of $4.3 million, or 11.5%, when compared with the same period in 2011.  Net sales for the nine months ended September 30, 2012 were $105.4, a decrease of $7.2 million, or 6.4%, when compared with the same period in 2011.  The decrease in sales for the Studio segment for the three and nine months ended September 30, 2012 is primarily the result of the poor economic conditions in Europe. Additionally, for the three and nine months ended September 30, 2012, sales were negatively impacted by $1.0 million and $3.3 million, respectively, due to unfavorable changes in foreign exchange rates associated with the Euro and the British pound compared to the same periods in the prior year.

Operating income for the third quarter of 2012 for the Studio segment was $5.2 million, a decrease of $0.5 million, or 8.8%, when compared with the same period in 2011.  Operating income for the nine months ended September 30, 2012 for the Studio segment was $15.6 million, a decrease of $1.4 million, or 8.2%, when compared with the same period in 2011.  The decrease in operating income for the three and nine months ended September 30, 2012 was primarily the result of lower sales in Europe and increased spending on growth initiative programs.  As a percentage of net sales, the Studio segment operating income was 15.8% for the third quarter ended September 30, 2012 up slightly from 15.3% for the third quarter ended September 30, 2011.  As a percentage of net sales, the Studio segment operating income was 14.8% for the nine months ended September 30, 2012 down slightly from 15.1% for the nine months ended September 30, 2011.

Coverings:

Net sales for the third quarter of 2012 for the Coverings segment were $26.7 million, a decrease of $1.9 million, or 6.6%, when compared with the same period in 2011.  Net sales for the nine months ended September 30, 2012 were $79.9 million, an increase of $0.3 million when compared with the same period in 2011.  The decrease in sales for the Coverings segment for the three months ended September 30, 2012 and the modest (flat) growth in sales for the nine month period ended September 30, 2012 were mainly the result of lower demand in certain markets such as hospitality and transportation. Additionally, for the nine months ended September 30, 2012, sales were negatively impacted by $0.4 million due to unfavorable changes in foreign exchange rates compared to the same period in the prior year. There was minimal impact to sales for the three months ended September 30, 2012 as a result of foreign exchange translation.

Operating income for the third quarter of 2012 for the Coverings segment was $5.3 million, a decrease of $1.3 million, or 19.7%, when compared with the same period in 2011.  Operating income for the nine months ended September 30, 2012 for the Coverings segment was $15.5 million, a decrease of $1.5 million, or 8.8%, when compared with the same period in 2011.  The decrease in operating income in the Coverings segment during the three and nine months ended September 30, 2012 is the result of lower sales coupled with increased costs associated with growth initiative programs.  As a percentage of net sales, the Coverings segment operating income was 19.9% for the third quarter ended September 30, 2012 and 23.1% for the third quarter ended September 30, 2011.  As a percentage of net sales, the Coverings segment operating income was 19.5% for the nine months ended September 30, 2012 and 21.4% for the nine months ended September 30, 2011.

Liquidity and Capital Resources

The following table highlights certain key cash flows and capital information pertinent to the discussion that follows:

	Nine Months Ended
	September 30, 2012	September 30, 2011
	(in thousands)
Cash provided by operating activities	$29,055	$31,124
Capital expenditures, net	(10,088)	(9,583)
Cash used in investing activities	(16,544)	(9,733)
Purchase of common stock for treasury	(3,465)	(13,881)
Proceeds from revolving credit facility	491,000	258,000
Repayment of revolving credit facility	(500,000)	(286,000)
Payment of dividends	(14,925)	(12,022)
Proceeds from the issuance of common stock	886	13,006
Cash used in financing activities	(29,224)	(39,696)

Historically, we have carried significant amounts of debt, and cash generated by operating activities has been used to fund working capital, capital expenditures, repurchase shares, pay quarterly dividends and make payments of principal and interest on our indebtedness.  Our capital expenditures are typically for new product tooling and manufacturing equipment.  These capital expenditures support new products and continuous improvements in our manufacturing processes. In addition, we began growth initiative programs in our Studio and Coverings segments which increased our capital spending during 2012.

Year-to date net cash provided by operations was $29.1 million, of which $54.5 million was provided by net income plus non-cash items, offset by $25.4 million of unfavorable changes in assets and liabilities.  During the first nine months of 2011, net cash provided by operations was $31.1 million of which $57.6 million was provided by net income plus non-cash items offset by $26.5 million from unfavorable changes in assets and liabilities.

For the nine month period ended September 30, 2012, we used available cash, including the $29.1 million of net cash from operating activities, to fund $10.1 million in capital expenditures, to pay down debt of $9.0 million net, fund dividend payments to shareholders totaling $14.9 million, and fund working capital.

For the nine month period ended September 30, 2011, we used available cash, including the $31.1 million of net cash from operating activities, to pay down debt of $28.1 million net, fund $9.6 million in capital expenditures, fund dividend payments to shareholders totaling $12.0 million, and fund working capital.

Cash used in investing activities was $16.6 million for the nine months ended September 30, 2012 and $9.7 million for the same period in 2011.  Fluctuations in cash used in investing activities were primarily attributable to the purchase of Richard Schultz Design Inc..  The increase in capital expenditures year-over-year is in large part due to expenditures on infrastructure related to information technology as we are designing and implementing a new enterprise resource planning system.

We use our revolving credit facility in the ordinary course of business to fund our working capital needs and, at times, make significant borrowings and repayments under the facility depending on our cash needs and availability at such time.  This facility was amended and restated on February 3, 2012 and matures on February 3, 2017.  The facility provides for a revolving credit line of up to $450.0 million, but includes the option to increase the size of the facility by up to an additional $200.0 million, subject to the satisfaction of certain terms and conditions.  As of September 30, 2012, there was $203.0 million outstanding under the facility, compared to $212.0 million outstanding under the previous facility as of December 31, 2011.  Borrowings under the revolving credit facility may be repaid at any time, but no later than February 3, 2017.  See Note 11 of the condensed consolidated financial statements included in this quarterly report on Form 10-Q for further information regarding this amended facility.

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

During the third quarter of 2012, the Company entered into a new lease agreement to move the location of the existing New York City showroom and offices.  As a result of this new lease, there will be an approximately $1.5 million per year increase in lease commitments starting in early 2013 through 2025.

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

We provided a discussion of our market risk in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2011. During the first nine months of 2012, there was no substantive change in our market risk except for the items noted below. This discussion should be read in conjunction with Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2011.

During the normal course of business, we are routinely subjected to market risk associated with interest rate movements and foreign currency exchange rate movements. Interest rate risk arises from our debt obligations and foreign currency exchange rate risk arises from our non-U.S. operations and purchases of inventory from foreign suppliers. The studio segment is also impacted by the decrease in Europe sales due to the poor economic conditions in Europe.

We also have risk in our exposure to certain materials and transportation costs.  Steel, leather, wood products and plastics are all used in the manufacture of our products. During the third quarter of 2012, we were minimally impacted by higher material and transportation costs.  During the third quarter of 2011 we were impacted by higher steel and petroleum prices. Raw materials inflation was approximately $3.7 million and transportation inflation was approximately $1.1 million during the third quarter of 2011. We continue to work to offset these price changes in raw materials and transportation through our global sourcing initiatives, cost improvements and price increases to our products.

Interest Rate Risk

We have variable-rate debt obligations that are denominated in U.S. dollars.  A change in interest rates impacts the interest incurred and cash paid on our variable rate debt obligations.

In the past, we have from time-to-time used interest rate swap and cap agreements for other than trading purposes in order to manage our exposure to fluctuations in interest rates on our variable-rate debt.  We will continue to review our exposure to interest rate fluctuations and evaluate whether we should manage such exposure through derivative instruments.

Our annualized weighted average rate of interest for the third quarter of 2012 was 2.6%.  Our annualized weighted average rate of interest for the same period of 2011 was 1.7%.  The slight increase in our rate is directly attributable to the completion of our new debt agreement in February of 2012.  See Note 11 of the condensed consolidated financial statements included in this quarterly report on Form 10-Q for further information regarding the new debt agreement.

Foreign Currency Exchange Rate Risk

We manufacture our products in the United States, Canada and Italy, and sell our products primarily in those markets as well as in other European countries.  Our foreign sales and certain expenses are transacted in foreign currencies.  Our production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold.  Additionally, as we report currency in the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar.  The principal foreign currencies in which we conduct business are the Canadian dollar and the Euro. Approximately 13.2% of our revenues for the first nine months of 2012 and 12.8% in the same period for 2011, and 33.7% of our cost of goods sold for the first nine months of 2012 and 33.0% in the same period of 2011, were denominated in currencies other than the U.S. dollar.  For the nine months ended September 30, 2012 and 2011, foreign exchange rate fluctuations included in other (income) expense resulted in a $3.4 million translation loss and a $2.1 million translation gain, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report (September 30, 2012) (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, our principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. Our principal executive officer and principal financial officer also conducted an evaluation of our internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended September 30, 2012 that have materially affected or which are reasonably likely to materially affect Internal Control.  Based on that evaluation, there has been no such change during the quarter ended September 30, 2012.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

During the first nine months of 2012, there have been no new material legal proceedings or material changes in the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 1A. RISK FACTORS

During the first nine months of 2012, there were no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS

Repurchases of Equity Securities

The following is a summary of share repurchase activity during the three months ended September 30, 2012.

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

Period	Total Number of Shares Purchased		Average Price paid per Share	Total Number of Shares Purchased as part of publicly announced Plans or Programs	Maximum Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1)
July 1, 2012 - July 31, 2012	28,265	(2)	13.59	—	32,352,413
August 1, 2012 - August 31, 2012	351	(3)	14.54	351	32,352,413
September 1, 2012 - September 30, 2012	30,981	(3)	14.66	30,981	32,352,413
Total	$59,597			$31,332

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

(2)

On July 23, 2012, 79,250 shares of outstanding restricted stock vested.  Concurrently with the vesting, 28,265 shares were forfeited by the holders of the restricted shares to cover applicable taxes paid on the holders’ behalf by the Company.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2012, and December 31, 2011, (ii) Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three and nine months ended September 30, 2012 and September 30, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and September 30, 2011, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOLL, INC.

(Registrant)

Date: November 9, 2012

By:	/s/ Andrew B. Cogan
Andrew B. Cogan
Chief Executive Officer

Date: November 9, 2012

By:	/s/ Barry L. McCabe
Barry L. McCabe
Chief Financial Officer
(Chief Accounting Officer and Controller)