Form 10-K
period 2012-12-31
KNOLL INC
filed 2013-03-01
CIK 1011570

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐    No ☒

         As of June 30, 2012, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $611,711,000 based on the closing sale price as reported on the New York Stock Exchange.

         As of February 22, 2013 there were 48,183,615 shares (including 1,301,415 shares of non-voting restricted shares) of the Registrant's common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive Proxy Statement for its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this report on Form 10-K to the extent stated therein.

PART I

ITEM 1.    BUSINESS

General

        We are a leading designer and manufacturer of workplace furnishings, textiles and fine leathers. For over a decade now we have been building a diversified design-driven product portfolio and flexible business model that can perform in various business cycles. Our commitment to innovation and modern design has yielded a comprehensive portfolio of products designed to provide enduring value and help clients shape their workplaces and homes with imagination and vision. Our products are recognized for high quality and a sophisticated image and are targeted at the middle to upper end of the market. We sell our products primarily in North America through a direct sales force and a broad network of independent dealers.

        Since our founding in 1938, we have been recognized worldwide as a design leader within our industry. Our products are exhibited in major art museums worldwide, including more than 50 pieces in the permanent Design Collection of The Museum of Modern Art in New York. This legacy continues to flourish today and is embodied in an ambitious series of new products that reflect forward thinking ideas about design and workplace performance, among them: the Generation by Knoll® family of innovative task and multipurpose seating; Reff® Profiles, furnishings for the contemporary private office; and Antenna® Workspaces, a new approach for individual and group work spaces. In 2011, we were honored to receive the Smithsonian Museum's Cooper-Hewitt National Design Award for Corporate and Institutional Achievement, celebrating our design legacy.

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

        Our management evaluates the company as three reporting segments: (i) Office; (ii) Studio; (iii) and Coverings. The Office segment includes systems, seating, storage, tables, desks and KnollExtra® ergonomic accessories as well as the international sales of our North American Office products. The Studio segment includes our KnollStudio® division, the Company's European subsidiaries which primarily sell KnollStudio products, and Richard Schultz® Design. The KnollStudio portfolio includes a range of lounge seating, side, café and dining chairs, barstools, and conference, dining and occasional tables. Richard Schultz® Design was acquired in 2012 and provides high quality outdoor furniture. The Coverings segment includes KnollTextiles®, Spinneybeck® (including Filzfelt TM), and Edelman® Leather. These businesses serve a wide range of customers offering high quality textiles, felt, and leather. When we refer to our "specialty" products or businesses in this report, we are referring to our Studio and Coverings segments. See below for a further discussion of the individual businesses within each segment.

        For further information regarding our segments, see Note 18 in the accompanying financial statements.

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

        Our systems furniture product lines include the following panel and desk-based planning models:

  Antenna® Workspaces

        Introduced in 2010, Antenna Workspaces by Masamichi Udagawa and Sigi Moeslinger, principals of Antenna Design, is a new approach to workplace design that reflects the freedom and mobility people seek in today's office. Antenna Workspaces considers the growing variety of settings where work takes place and blends desks, tables, storage units and screens to create intuitive solutions for individuals and groups. In the process, Antenna Workspaces suggests connections and boundaries between diverse work areas and establishes a new way to shape space, simplifying transitions between individual and group work. Antenna Workspaces has received recognition for its novel approach to office planning, including in 2010, at NeoCon®, our national industry tradeshow, a Best of NeoCon® innovation award. During 2011 and 2012, product additions expanded the reach of the system.

  Reff® Profiles

        In 2010, Reff Profiles debuted, building on the Reff flagship wood systems platform. Throughout its history, Reff has combined the high performance capabilities of panel-based systems furniture with the refined elegance of wood casegoods, showcasing sophisticated all-wood construction and precisely crafted detail. Reff Profiles extends those capabilities, with new aesthetic options, enhanced storage for materials and technology, and simple user access to power and data needs. Reff Profiles is available in an extensive range of veneers, laminates, glass, and metal options that can be used interchangeably in private offices and as freestanding or panel-based furnishings for the open office. During 2011, the Reff Profiles line expanded, with a new scope of administrative workstations and reception desks, and in 2012 the line expanded again with a series of tables, credenzas and bookcases for meeting spaces.

These extensions allow a single product line to support a broad set of product applications within a workplace.

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

  Currents®

        Our award-winning and innovative Currents system provides advanced power and data capabilities to organizations that require maximum space-planning freedom, advanced technology support and the mobility of freestanding furniture. The groundbreaking Currents service wall divides space and manages technology. A related product, Fence, provides comparable performance for low horizon settings. Currents and Fence may be used in tandem with existing Knoll systems furniture, removing the constraints imposed by conventional panel system. Currents and Fence may also be used with competitors' systems and freestanding furniture.

Seating

        We continuously research and assess the general landscape of the office seating market, and tailor work chair product development initiatives to enhance our competitive position for ergonomics, aesthetics, comfort and value. We believe that the result of these efforts is an increasingly innovative, versatile seating collection consistent with the Knoll brand.

        Key client criteria in work chair selection include superior ergonomics, aesthetics, comfort, quality and affordability, all of which are consistent with our strengths and reputation. We believe that we offer an excellent and fully competitive line-up of chairs at a range of price points and performance levels and constructed from varying materials, including mesh, polymers, and upholstery. In 2010, we again expanded our range of seating with MultiGeneration by Knoll, companion side chairs to the award-winning Generation by Knoll task chair. MultiGeneration offers two multipurpose chair options: stacking and a novel "hybrid" version, both offering a level of comfort and unrestrained movement unusual in the side seating category. In 2012, Knoll expanded the range once again with ReGeneration by Knoll. Straight-forward in appearance, the ReGeneration by Knoll task chair leverages flexible, durable and sustainable materials that respond to the user's movements.

        Our principal seating product lines include:

        Generation by Knoll®, our flagship task chair, reflects Knoll's commitment to materials innovation and forward thinking ergonomic research that has found there is no one right way to sit. Generation offers a new standard of unrestrained movement, supporting the range of postures and work styles typical of today's workplace through elastic design, where the chair rearranges itself in response to the user. Generation has received a series of accolades from the national press, including The Wall Street Journal, Business Week, Time, Fast Company and CBS Sunday Morning. Additionally, the chair has been honored with many awards, including Interior Design magazine's 2009 Best of Year Product Award in the contact/task seating category, the Chicago Athenaeum GOOD DESIGN Award, and a Best of NeoCon Gold Award for office seating.

        ReGeneration by Knoll®, a general purpose task chair, extends the themes of Generation by Knoll®, to support the user simply and efficiently. Doing more with less, ReGeneration provides continuous support and comfort throughout the day. The chair's efficient structure required re-examining every detail and innovating in the use of sustainable material. As a result, the chair is light-weight, visually and physically, and achieves the highest level of environmental certifications. The chair has been lauded in Cool Hunting, Wired.com, TreeHugger, and other design, technology, and environmental blogs.

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

        The range of files and storage completes our product offering, allowing clients to address all of their furniture needs with us, especially in competitive bid situations where Knoll office systems, seating, tables and desks have been specified. The breadth of the product line also enables our dealers to offer files and storage as standalone products to businesses with smaller requirements.

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

  Calibre®

        Calibre storage, comprised of lateral files, pedestals, hybrid cabinets, wardrobes and personal storage towers, offers clients a broad array of metal storage solutions to support virtually any office environment. Personalization is encouraged and valuable space is maximized with 1.5' planning advantage and Build-Your-Own design possibilities, offering more drawer heights and configurations than industry standards. Calibre storage can stand alone or blend with Dividends Horizon, Morrison, and other Knoll systems to complement focused, shared and team workspaces.

  Series 2™

        With a focused storage offering in a range of aesthetics, Series 2 storage provides ideal solutions for value-conscious customers. Overhead storage, pedestals and personal storage towers are offered in numerous front designs, both metal and veneer, which perfectly coordinate with Knoll' Dividends Horizon, Reff, Morrison and Template systems.

Desks, Casegoods, and Tables

        We offer collections of adjustable tables as well as meeting, conference, training, dining, and café tables for large scale projects and stand-alone desks and table desks. These items are also sold as stand-alone products through our Knoll dealers to businesses with smaller requirements.

        Our Interaction™ and Upstart® product lines include adjustable, work, meeting, conference and training tables. These product lines range from independent tables to tables suitable for workstations that support individual preferences for computer and writing heights to plannable desks that can be linked together to build and reshape larger work areas. During 2012, the Company introduced a universal height adjustable table, designed to be compatible with the Dividends Horizons, Antenna, and Reff Profiles office systems. Also in the same year, the Company expanded the Reff Profiles line to include a series of meeting tables and introduced the signature LSM Conference Table Collection for KnollStudio.

        Our principal desk product line, the Graham Collection® is detailed to meet the needs of the contemporary office while offering traditional wood casegoods construction synonymous with the Knoll standard of quality.

KnollExtra®

        KnollExtra offers accessories that complement Knoll office furniture products, including technology support accessories, desktop organizational tools, lighting and storage. KnollExtra integrates technology comfortably into the workplace, meeting the increased demand for flat panel monitor supports and central processing unit holders, which deliver adjustability and space savings. During 2009, KnollExtra introduced the Sapper™ Monitor Arm Collection, designed by renowned industrial designer Richard Sapper. The collection provides a clean, modern solution to technology challenges in the modern workplace and has been accepted into the permanent collection of New York's Museum of Modern Art. During 2012, KnollExtra expanded the scope of this fast-growing product line.

        The Office segment accounted for approximately 71.4% of our sales in 2012, 72.0% of our sales in 2011, and 69.4% of our sales in 2010.

Studio Segment:

        KnollStudio, well-known for the Barcelona®, Saarinen, and Bertoia collections, is a renowned source for classic modern furniture and spirited new designs of unparalleled quality for the workplace, home, hotels, restaurants and government and educational institutions. The KnollStudio portfolio includes a range of lounge seating; side, café and dining chairs; barstools; and conference, dining and occasional tables. In 2012, KnollStudio broadened its product categories to include outdoor furnishings, through the Company's acquisition of Richard Schultz Design. Notable Richard Schultz product lines include the Petal Collection and 1966 Collection, mid-century classics designed by Schultz during his long tenure at Knoll prior to beginning his own business in 1992.

        KnollStudio has a long history of working with celebrated architects and designers from around the world, including Ludwig Mies van der Rohe, Marcel Breuer, Eero Saarinen, Isamu Noguchi, Warren Platner, Frank Gehry, Maya Lin, Jens Risom, Kazuhide Takahama, and Ross Lovegrove. In addition, KnollStudio manufactures a collection of original furniture designs by Florence Knoll.

        In 2012, KnollStudio introduced an ambitious series of new products, reflecting the brand's reach into both commercial and residential interiors. Among the introductions were the Lounge Collection by French architects Pierre Beucler and Jean-Christophe Poggioli of Architecture and Associés; the Krusin Occasional Table Collection by British designer Marc Krusin; the LSM Conference Table Collection by Debra Lehman-Smith and Ron Fiegenschuh of the architectural firm LSM; the Olivares Aluminum Chair by designer Jonathan Olivares; and the Stromborg Table Collection by designer Daniel Stromborg. Stromborg's collection received a Best of NeoCon® silver award in the occasional tables category.

        Also, in 2012, KnollStudio opened a residential showroom in the New York D&D Building, providing high end decorators access to Knoll's broad range of home-oriented furnishings in Manhattan's premiere interior design showroom facility.

        In 2004, KnollStudio established Knoll Space as a formalized sales program for the retail market, making it easier for consumers to bring the best of Knoll furnishings into their home and home office. The program consists of independent specialty retailers and e-tailers nationwide that sell our iconic modern classics and selected contemporary designs as well as selected products with crossover home office appeal. Through this program we sell our KnollStudio and other selected Knoll products through approximately 65 retailers, with an aggregate of over 100 locations in the United States and Canada.

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

        During 2012, we acquired Richard Schultz Design, Inc., a designer and manufacturer of outdoor furniture for the residential, hospitality, and contract office furniture markets. The Schultz's designs were originally part of Knoll's collection but were subsequently spun-off in the early 1990s.

        The Studio segment accounted for approximately 16.6% of our sales in 2012 and 2011, and 18.8% of our sales in 2010.

Coverings Segment:

        Our Coverings segment consists of (i) KnollTextiles, (ii) Spinneybeck Leather (including Filzfelt products), and (iii) Edelman Leather.

        KnollTextiles was established in 1947 to create high-quality textiles for Knoll furniture. KnollTextiles offers upholstery, panel fabrics, wallcoverings and drapery that harmonize color, pattern and texture and offers products for corporate, hospitality, healthcare and residential interiors. KnollTextiles products are used in the manufacture of Knoll furniture and are sold to clients for use in other manufacturers' products. In 2008, KnollTextiles introduced Knoll Luxe®, a new brand of fashion forward textiles created by KnollTextiles creative director Dorothy Cosonas. For each of the past ten years, KnollTextiles has received Best of NeoCon® gold awards, including a 2012 award for the Stitch Collection by Cosonas. KnollTextiles also won a Best of NeoCon® silver award for a wallcovering collection by New York-based Trove, the latest in a series of collaborations with prominent outside designers.

        KnollTextiles continues to extend its distribution to reach new customers, notably through a KnollTextiles showroom in New York City's D&D building and e-commerce through the knolltextiles.com website In 2011, KnollTextiles was honored with a retrospective of its work exhibited at the Bard Graduate Center for Decorative Arts (BGC) in New York City, and a companion book, KnollTextiles, 1945-2010, published by Yale University Press. Today, more than 100 fabrics from KnollTextiles are in the permanent collection of the Cooper-Hewitt, National Design Museum in New York City.

        Spinneybeck Enterprises, Inc., or Spinneybeck, our wholly owned subsidiary, offers leathers and related products, including leather rugs and wall panels. Spinneybeck supplies high-quality upholstery leather for use on Knoll furniture and for sale directly to clients, including other office furniture manufacturers, upholsterers, aviation, custom coach and boating manufacturers.

        Edelman Leather LLC, or Edelman, our wholly owned subsidiary, supplies fine leathers to residential, hospitality, aviation and contract office furniture markets. Edelman, offers a broad residential showroom network where designers and retail consumers can sample our products.

        Filzfelt, a division of Spinneybeck, distributes German-milled 100% wool design felt in 58 colors and five thicknesses and offers a wide range of felt products and full custom capabilities. A biodegradable and renewable material, wool felt is naturally moisture resistant, self-extinguishing, non-directional, available in lightfast and water resistant colors, and provides thermal and acoustic insulation. We acquired the Filzfelt business on December 30, 2011.

        The Coverings segment accounted for approximately 12.0% of our sales in 2012, 11.4% of our sales in 2011, and 11.8% of our sales in 2010.

Product Design and Development

        Our design philosophy reflects an historical commitment to partnering with preeminent industrial designers and architects to commercialize products that meet evolving workplace and residential needs. By combining designers' creative vision with our commitment to innovative materials and technologically advanced processes, we continue to generate strong demand while cultivating brand loyalty among target clients. Our enviable history of nurturing design partner relationships attracts the world's leading designers. In addition, these collaborations are consistent with our commitment to a lean organization and incentive-based compensation, by utilizing a variable royalty-based fee as opposed to the fixed costs typically associated with a larger in-house design staff.

        Our Office and Studio segments product development relies upon a New Product Commercialization Process to ensure quality and consistency of our methodology, reducing product development cycle time without sacrificing quality objectives. We use Pro/ENGINEER® solids modeling tools and rapid prototyping technology to compress development cycles and to improve responsiveness to special requests for customized solutions. Working closely with the designers during the early phases of development provides critical focus to yield the most viable products, balancing innovative modern design with practical function. Cross-functional teams are employed for all major development efforts with dedicated leaders who facilitate a seamless flow into manufacture while aggressively managing cost and schedule opportunities. Increasingly, total environmental impact is factored into product material and manufacturing process decisions.

        Research and development expenses, which are expensed as incurred, were $15.3 million for 2012, $15.4 million for 2011, and $14.6 million for 2010.

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

        Our clients are typically Fortune 1000 companies, governmental agencies and other medium to large sized organizations in a variety of industries including financial, legal, accounting, education, healthcare and hospitality. Our Coverings segment also markets and sells products to private aviation, marine and luxury coach industries. Our direct sales force and independent dealers in North America work in close partnership with clients and design professionals to specify distinctive work environments. Our direct sales representatives, in conjunction with the independent dealers, sell to and call directly on key clients. Our independent dealers also call on many other medium and small sized clients to provide seamless sales support and client service. We have an over $9.9 billion installed base of office systems, which provides a strong platform for recurring and add-on sales. "Installed base" refers to the amount of office systems product we have sold in North America during the previous fifteen years.

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

        In addition to coordinating sales efforts with the sales representatives, our dealers generally handle project management, installation and maintenance for client accounts after the initial product selection and sale. Although many of these dealerships also carry products of other manufacturers, they have agreed not to act as dealers for our principal direct competitors. We have not experienced significant dealer turnover. Our dealers' substantial commitment to understanding our product lines, and their strong relationships with us, serve to discourage dealers from changing vendor affiliations. We are not significantly dependent on any one dealer, the largest of which accounted for approximately 6.7%, 5.2%, and 6.2% of our North American sales in 2012, 2011, and 2010, respectively.

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

        Excluding sales to governmental agencies, no single end-user customer represented more than 1.1% of our North American sales during 2012. Sales to U.S., state and local government agencies aggregated approximately 16.2% of our consolidated sales in 2012, with no single U.S. government agency accounting for more than 1.0% of consolidated sales. The U.S. government typically can terminate or modify any of its contracts with us either for its convenience or if we default by failing to perform under the terms of the applicable contract.

Manufacturing and Operations

        We operate manufacturing sites in North America including plants located in East Greenville, Pennsylvania, Grand Rapids, Michigan, Muskegon, Michigan, and Toronto, Canada. In addition, we operate two plants in Italy: one in Foligno and one in Graffignana. We manufacture and assemble products to specific customer order and operate all facilities under a philosophy of continuous improvement, lean manufacturing and efficient asset utilization. All plants are registered under ISO 9000, an internationally developed set of quality criteria for manufacturing companies. Additionally, the North American plants are ISO 14001 certified, which reflects our commitment to environmentally responsible practices.

        In 2010, we initiated a plan to better utilize our North American manufacturing capacity, eliminate duplication of capabilities, and reduce associated costs. We continue to look for ways to ensure that our manufacturing capabilities match our supply chain strategy providing the most value for Knoll.

        In 2009, our East Greenville location recertified its "Star" rating under the Occupational Safety and Health Administration's (OSHA) Voluntary Protection Program (VPP). A Star rating is the highest rating a company can obtain in OSHA's premier partnership program. To achieve this rating, our East Greenville site had to demonstrate a comprehensive safety and health process with strong management leadership, include all employees as active participants, and ensure an injury rate substantially below the average for the industry. The Star rating allows us to join an elite and exclusive group of less than 2,500 companies nationwide that have demonstrated the dedication and commitment to safety. Our Knoll manufacturing facilities, as a whole, have an accident rate below the industry average.

        In 2012, Knoll North American Office completed certification of certain products to the level™ Sustainable Certification. All of the products certified received level 3 certification, the highest certification available. The "level™ standard" is a voluntary product standard developed by BIFMA, the Business and Institutional Furniture Manufacturers Association, to support safe, healthy, and sustainable workplace environments.

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

        The operations for our two leather businesses, Spinneybeck and Edelman, are located in Getzville, New York and New Milford, Connecticut, respectively. Principal operations for KnollTextiles are in East Greenville, Pennsylvania.

Raw Materials and Suppliers

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

Competition

        The markets, in which we compete, are highly competitive. We compete on the basis of (i) product design, including performance, ergonomic and aesthetic features, (ii) product quality and durability,

(iii) relationships with clients, architects and designers, (iv) strength of dealer and distributor network, (v) on-time delivery and service performance, (vi) commitment to environmental standards by offering products that help clients achieve LEED® certified facilities and minimize environment impact, and (vii) price. We estimate that we had an approximate 8.4% market share in the U.S. office furniture market in 2012.

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

        Competition in the Coverings segment is much more fragmented than in the Office segment. Both Spinneybeck and Edelman serve the mid to high end of the market, but compete against many companies, none of which has a dominant market share.

Patents and Trademarks

        We consider securing and protecting our intellectual property rights to be important to the business. We own approximately 55 active U.S. utility patents on various components used in our products and systems and approximately 77 active U.S. design patents. We also own approximately 169 patents in various foreign countries. The scope and duration of our patent protection varies throughout the world by jurisdiction and by individual product. In particular, patents for individual products extend for varying periods of time according to the date a patent application is filed, the date a patent is granted and the term of patent protection available in the jurisdiction granting the patent (generally twenty years from the date of filing in the U.S, for example). We believe that the duration of the applicable patents we are granted is adequate relative to the expected lives of our products. We own approximately 77 trademark registrations in the U.S., including registrations to the following trademarks, as well as related stylized depictions of the Knoll word mark: Knoll®, KnollStudio®, KnollExtra®, Good Design Is Good Business®, A3®, Autostrada®, Calibre®, Currents®, Dividends®, Equity®, Parachute®, Propeller®, Reff®, RPM®, Spinneybeck®, Edelman® Leather , Upstart®, Generation by Knoll®, MultiGeneration by Knoll®, Regeneration by Knoll®, KnollTextiles®, and Knoll Luxe®. We also own approximately 187 trademarks registered in foreign countries including the LIFE® trademark which was purchased in December 2006. The scope and duration of our trademark protection varies throughout the world, with some countries protecting trademarks only as long as the mark is used, and others requiring registration of the mark and the payment of registration (generally ten years from the date of filing in the U.S., for example). In order to protect the indefinite duration, we make filings to continue registration of our trademarks.

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

Backlog

        Sales backlog represents orders we have accepted but which have not yet shipped. Our sales backlog was $143.6 million at December 31, 2012, $181.2 million at December 31, 2011, and $196.6 million at December 31, 2010. We manufacture substantially all of our products to order and expect to fill substantially all outstanding unfilled orders within the next twelve months. As such, backlog is not a significant factor used to predict our long-term business prospects.

Foreign and Domestic Operations

        Our principal manufacturing operations and markets are in North America, and we also have manufacturing operations and markets in Europe. Our sales to clients and net property, plant and equipment are summarized by geographic areas below. Sales to clients are attributed to the geographic areas based on the origin of sale.

	United States	Canada	Europe	Consolidated
	(in thousands)
2012
Sales to clients	$774,654	$40,669	$72,176	$887,499
Property, plant, and equipment, net	80,953	29,064	14,821	124,838
2011
Sales to clients	$797,834	$44,225	$80,141	$922,200
Property, plant, and equipment, net	77,230	29,110	15,452	121,792
2010
Sales to clients	$688,914	$34,267	$86,286	$809,467
Property, plant, and equipment, net	75,228	31,435	15,556	122,219

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

Employees

        As of December 31, 2012, we employed a total of 3,211 people, consisting of 1,933 hourly and 1,278 salaried employees. The Grand Rapids, Michigan plant is the only unionized plant within North America and has an agreement with the Carpenters Union, Local 1615, of the United Brotherhood of Carpenters and Joiners of America, Affiliate of the Carpenters Industrial Council (the "Union"), covering approximately 197 hourly employees. The Collective Bargaining Agreement was entered into on August 27, 2011 and expires April 30, 2015. From time to time, there have been unsuccessful efforts to unionize at our other North American locations. We believe that relations with our employees are good. Nonetheless, it is possible that our employees may continue attempts to unionize. Certain workers in the facilities in Italy are also represented by unions. We have experienced brief work stoppages from time to time at our plants in Italy, none of which have exceeded eight hours. Work stoppages are relatively common occurrences at many Italian manufacturing plants and are usually related to national or local issues, not necessarily related specifically to Knoll. We had 4 such work stoppages in 2012, with a duration of 32 hours in total. None of these work stoppages were unique to us, and these work stoppages have not materially affected our performance.

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

        We compete with our competitors on the basis of, among other things, price and product design. Since our competitors offer products that are similar to ours, we face significant price competition from our competitors, particularly in the Office segment. This price competition impacts our ability to implement price increases or, in some cases, maintain prices, which could lower our profit margins.

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

        The profitability of our operations is sensitive to the cost of energy through our transportation costs, the cost of petroleum-based materials, like plastics, and the cost of operating our manufacturing facilities. Energy costs have been volatile in recent years due to changes in global supply and demand. Although we have been successful in countering energy price increases, primarily through our global sourcing initiatives and continuous improvement programs, we have not been able to offset these costs entirely. Recent increases in energy prices negatively impacted our gross margins and profitability for 2012 and may continue in the future.

We rely upon independent furniture dealers, and a loss of a significant number of dealers could affect our business, financial condition and results of operations.

        We rely on a network of independent dealers for the joint marketing of our products to small and mid-sized accounts, and to assist us in the marketing of our products to large accounts, particularly in the Office segment. We also rely upon these dealers to provide a variety of important specification, installation and after-market services to our clients. Our dealers operate, generally, under one-year, non-exclusive agreements. There is nothing to prevent our dealers from terminating their relationships with us. In addition, individual dealers may not continue to be viable and profitable and may suffer from the lack of available credit. While we are not significantly dependent on any single dealer, our largest dealer accounted for 6.7% of our North American sales in 2012. If dealers go out of business or are restructured, we may suffer losses because they may not be able to pay us for products previously delivered to them. The loss of a dealer relationship could also negatively affect our ability to maintain market share in the affected geographic market and to compete for and service clients in that market until a new dealer relationship is established. Establishing a viable dealer in a market can take a significant amount of time and resources. The loss or termination of a significant dealer or a significant number of dealer relationships could cause significant difficulties for us in marketing and distributing our products, resulting in a decline in our sales.

Currently one of our largest clients is the U.S. government, a relationship that is subject to uncertain future funding levels and federal procurement laws and requires restrictive contract terms; any of these factors could curtail current or future business.

        For the year ended December 31, 2012, we derived approximately 11.7% of our revenue from sales to various agencies and departments within the U.S. government. Our ability to compete successfully for and retain business with the U.S. government is highly dependent on cost-effective performance and compliance with complex procurement laws. Until recently, federal procurement laws required government agencies to purchase furniture products from Federal Prison Industries, Incorporated. If these or similar laws would be re-instituted, it would make it more difficult for us to sell our furniture to agencies and departments of the U.S. government.

        In addition, the U.S. government typically can terminate or modify its contracts with us either for its convenience or if we default by failing to perform under the terms of the applicable contract. A termination arising out of our default could expose us to liability and impede our ability to compete in the future for contracts and orders. Furthermore, if we were found to have committed fraud or certain criminal offenses, we could be suspended or debarred from all further government contracting. Given the percentage of our revenues represented by sales to the U.S. government in 2012, any factors that would negatively impact our relationship with the U.S. government would adversely impact our sales and results of operations.

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

        Historically, the majority of our revenues were derived from the sales of office systems in North America. We have pursued a strategy to diversify our sources of revenue and reduce our dependence on North American office system sales by, for example, growing our seating, international, and specialty businesses. While we believe that this strategy enables us to better maintain and grow our sales and profitability during cyclical ups and downs in the industry, there can be no assurance that this diversification strategy will be effective in achieving these goals. Our diversification strategy involves the continued expansion of our specialty businesses, and business growth internationally, which may expose us to business risks that we have not experienced. We also may incur significant costs in pursuing our diversification strategy, and those costs may not be fully offset by increased revenues associated with new business lines.

We operate with leverage, and a significant amount of cash will be required to service our indebtedness. Restrictions imposed by the terms of our indebtedness may limit our operating and financial flexibility.

        As of December 31, 2012, we had total consolidated outstanding debt of approximately $193.0 million under our revolving credit facility.

        On February 3, 2012, we amended and restated our existing credit facility, dated June 29, 2007, with a new $450.0 million revolving credit facility maturing on February 3, 2017. We are permitted to expand our revolving credit facility by an additional $200.0 million, subject to certain limitations and satisfaction of certain conditions, including compliance with certain financial covenants.

        At December 31, 2012, if we were to borrow the maximum available to us under our credit facility and those of our foreign subsidiaries, we would have total consolidated outstanding debt of approximately $461.8 million. The high level of our indebtedness could have important consequences to holders of our common stock, given that:

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

        In the future, any foreign currency appreciation relative to the U.S. dollar would increase our expenses that are denominated in that currency. Additionally, as we report currency in the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the Canadian dollar and the Euro. Approximately 12.7% of our revenues in 2012 and 33.8% of our cost of goods sold in 2012 were denominated in currencies other than the U.S. dollar. From time to time we review our foreign currency exposure and evaluate whether we should hedge our exposure.

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

        One of our key operating strategies is to selectively pursue acquisitions. We have made a number of acquisitions in the past and we expect that a portion of our future growth may come from such transactions. We evaluate potential acquisitions on an ongoing basis. However, we may not be able to identify suitable acquisition candidates at prices we consider attractive. Further, our ability to successfully integrate acquired businesses could be negatively impaired because of difficulties, costs and delays that may include:

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

We recently announced a program of strategic investments and multi-year initiatives. If we experience delays or complications in implementing these programs, or if these programs are not as successful as we expect, it could negatively impact our financial position and results of operations.

        We recently announced the implementation of an aggressive program of strategic investments and multi-year initiatives intended to enable us to achieve our operating goals of over $1.0 billion in annual revenues and over 12% operating profit margins. These initiatives will require the company to make significant investments, primarily in 2013 and 2014, in an effort to drive our longer-term revenue and profitability goals. We may not be successful in the implementation of these initiatives and we may experience delays, increased costs and other difficulties and never achieve our revenue growth or profit goals, or achieve them later than currently planned. Any delays or failures in the implementation or success of these initiatives will have a negative impact on our financial position and results of operations.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

  •
  None

ITEM 2.    PROPERTIES

        We operate over 3,302,000 square feet of facilities, including manufacturing plants, warehouses and sales offices. Of these facilities, we own approximately 2,424,000 square feet and lease approximately 843,000 square feet. Our manufacturing plants are located in East Greenville, Pennsylvania, Grand Rapids and Muskegon, Michigan, Toronto, Canada, and Foligno and Graffignana, Italy. The location, square footage, and use of the facilities as of December 31, 2012 are shown below.

Owned Locations	Square Footage		Use
East Greenville, Pennsylvania	735,000	(1)	Corporate Headquarters, Manufacturing, Warehouses, and Administration
Grand Rapids, Michigan	545,000	(1)	Manufacturing, Distribution, and Administration
Muskegon, Michigan	368,000	(1)	Manufacturing and Administration
Toronto, Canada	408,000		Manufacturing, Distribution, Warehouses, and Administration
Foligno, Italy	258,000		Manufacturing, Distribution, Warehouses, and Administration
Graffignana, Italy	110,000		Manufacturing, Distribution, Warehouses, and Administration

Leased Locations	Square Footage		Use
East Greenville, Pennsylvania	227,000	(2)	Warehouses, Distribution
Muskegon, Michigan	105,000		Manufacturing
Toronto, Canada	170,000		Manufacturing, Warehouses, Distribution and Administration
Knoll, Europe—various locations	39,000		Sales Offices, Administration, and Warehouses
New Milford, Connecticut	55,000		Manufacturing and Administration (Edelman Leather)
Getzville, New York	31,000		Manufacturing and Administration (Spinneybeck)
Miscellaneous Showrooms	251,000		Sales Offices

(1)
Facilities are encumbered by mortgages securing indebtedness under our revolving credit facility.

(2)
Included in this number is 142,000 square feet related to three warehouses that have been subleased to a third party logistics provider and serve as our northeast distribution center.

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

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividend Policy

        Our common stock has been listed on the New York Stock Exchange ("NYSE") since December 14, 2004, the date of our initial public offering, under the symbol "KNL." As of February 22, 2013, there were approximately 116 stockholders of record of our common stock.

        The following table sets forth, for the periods indicated, high and low sales prices for the common stock as reported by the NYSE.

	High	Low
Fiscal year ended December 31, 2012
First quarter	$17.52	$13.98
Second quarter	$16.69	$11.96
Third quarter	$16.37	$12.86
Fourth quarter	$15.50	$12.99

	High	Low
Fiscal year ended December 31, 2011
First quarter	$21.74	$16.12
Second quarter	$22.73	$16.62
Third quarter	$21.78	$12.59
Fourth quarter	$16.44	$12.71

        We declared and paid cash dividends of $0.44 per share and $0.36 per share during the years ended December 31, 2012 and 2011, respectively. On February 6, 2013, our board of directors declared a cash dividend of $0.12 per share on our common stock payable on March 28, 2013 to shareholders of record on March 15, 2013. The declaration and payment of future dividends is subject to the discretion of our board of directors and depends on various factors, including our net income, financial condition, cash requirements and future prospects and other factors deemed relevant by our board of directors. Our revolving credit facility imposes restrictions on our ability to pay dividends, and thus our ability to pay dividends on our common stock will depend upon, among other things, our level of indebtedness at the time of the proposed dividend and whether we are in default under any of our debt obligations. Our ability to pay dividends will also depend on the requirements of any future financing agreements to which we may be a party. Our board of directors intends to evaluate our dividend policy quarterly in reference to these factors.

Performance Graph

        The following line graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the Standard & Poor's 500 Stock Index and with the cumulative total return on a peer group of companies selected by us for the period commencing on December 31, 2007 and ending on December 31, 2012. Our share price at the beginning of the measurement period is $16.43 per share. The graph and table assume that $100 was invested on December 31, 2007 in each of our common stock, the stock of our peer group, and the S&P 500 Index, and that all dividends were reinvested. Cumulative total stockholder returns for our common stock, the S&P 500 Index, and the stock of our peer group are based on our fiscal year. Our peer group is made up of two publicly-held manufacturers of office furniture, Herman Miller, Inc. and Steelcase, Inc. The stock performance on the graph below does not necessarily indicate future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Knoll, Inc., the S&P 500 Index, and a Peer Group

*
$100 invested on 12/31/07 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	12/07	12/08	12/09	12/10	12/11	12/12
Knoll, Inc.	100.00	57.06	66.99	109.39	99.38	105.98
S&P 500	100.00	63.00	79.67	91.67	93.61	108.59
Peer Group	100.00	39.58	48.13	78.32	57.15	80.09

*
The performance graph and the related chart should not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, unless we specifically incorporate the performance graph by reference therein.

Issuer Purchases of Equity Securities

        The following is a summary of share repurchase activity during the three months ended December 31, 2012.

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

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as part of publicly Announced Plans or Programs	Maximum Dollar Value of Shares that may yet be Purchased Under the Plans or Programs(1)
October 1, 2012 - October 31, 2012	72,658	(2)	14.02	—	32,352,413
November 1, 2012 - November 30, 2012	3,436	(3)	14.86	3,436	32,352,413
December 1, 2012 - December 31, 2012	9,699	(3)	14.48	9,699	32,352,413

Total	85,793			13,135

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

(2)
On October 21, 2012, 157,500 shares of outstanding restricted stock vested. Concurrently with the vesting, 72,658 shares were forfeited by the holders of the vested restricted shares to cover applicable taxes paid on the holders' behalf by the Company.

(3)
These shares were purchased under the Options Proceeds Program.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and the related notes included elsewhere in this Form 10-K. The selected consolidated financial data for the years ended December 31, 2010, 2011 and 2012 and as of December 31, 2011 and 2012 are derived from our audited financial statements included elsewhere in this Form 10-K. The selected consolidated financial data for the years ended December 31, 2008 and 2009 and as of December 31, 2008, 2009 and 2010 are derived from our audited financial statements not included in this Form 10-K.

	Years Ended December 31,
	(dollars in thousands, except per share data)
	2008	2009	2010	2011	2012
Consolidated Statements of Operations and Comprehensive Income Data:
Sales	$1,120,147	$780,033	$809,467	$922,200	$887,499
Cost of sales	725,078	510,590	545,118	627,803	593,149

Gross profit	395,069	269,443	264,349	294,397	294,350
Selling, general and administrative expenses	245,032	195,058	192,460	202,075	206,449
Restructuring and other charges	4,625	11,959	7,565	696	—
Curtailment benefit	—	1,063	338	5,445	—

Operating profit	145,412	63,489	64,662	97,071	87,901
Interest expense	16,289	13,862	17,436	9,753	6,350
Other (income) expense, net	(3,679)	5,832	6,379	(1,508)	3,215

Income before income tax expense	132,802	43,795	40,847	88,826	78,336
Income tax expense	47,890	16,442	12,823	30,815	28,335

Net income	$84,912	$27,353	$28,024	$58,011	$50,001

Per Share Data:
Earnings per share:
Basic	$1.82	$0.60	$0.61	$1.25	$1.07
Diluted	$1.82	$0.60	$0.61	$1.24	$1.06
Cash dividends declared per share:	$0.48	$0.18	$0.12	$0.36	$0.44
Weighted-average shares of common stock outstanding:
Basic	46,570,272	45,403,401	45,600,043	46,249,571	46,634,834
Diluted	46,694,340	45,413,770	45,970,680	46,835,712	47,059,186

	As of December 31,
	2008	2009	2010	2011	2012
	(in thousands)
Consolidated Balance Sheet Data:
Working capital	$65,228	$60,613	$69,242	$81,765	$82,577
Total assets	697,660	655,620	687,432	688,091	695,053
Total long-term debt, including current portion	337,379	295,305	245,135	212,000	193,000
Total liabilities	653,041	566,058	561,046	522,668	506,953
Total stockholders' equity	44,619	89,562	126,386	165,423	188,100

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management's discussion and analysis of financial condition and results of operations provides an account of our financial performance and financial condition that should be read in conjunction with the accompanying audited consolidated financial statements.

Forward-looking Statements

        This annual report on Form 10-K contains forward-looking statements, principally in the sections entitled "Business," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Quantitative and Qualitative Disclosures About Market Risk." Statements and financial discussion and analysis contained in this Form 10-K that are not historical facts are forward-looking statements. These statements discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to us, based on our current beliefs as well as assumptions made by us and information currently available to us. Forward-looking statements generally will be accompanied by words such as "anticipate," "believe," "could," "estimate," "expect," "forecast," "intend," "may," "possible," "potential," "predict," "project," or other similar words, phrases or expressions. This includes, without limitation, our statements and expectations regarding any current or future recovery in our industry and publicly announced plans for increased capital and investment spending to achieve our long-term revenue and profitability growth goals.. Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation: the risks described in Item 1A and in Item 7A of this annual report on Form 10-K; changes in the financial stability of our clients or the overall economic environment, resulting in decreased corporate spending and service sector employment; changes in relationships with clients; the mix of products sold and of clients purchasing our products; the success of new technology initiatives; changes in business strategies and decisions; competition from our competitors; our ability to recruit and retain an experienced management team; changes in raw material prices and availability; restrictions on government spending resulting in fewer sales to the U.S. government, one of our largest customers; our debt restrictions on spending; our ability to protect our patents, copyrights and trademarks; our reliance on furniture dealers to produce sales; lawsuits arising from patents, copyrights and trademark infringements; violations of environment laws and regulations; potential labor disruptions; adequacy of our insurance policies; the availability of future capital and the cost of borrowing; the overall strength and stability of our dealers, suppliers, and customers; access to necessary capital; the success of our design and implementation of a new enterprise resource planning system; and currency rate fluctuations. The factors identified above are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement. Unpredictable or unknown factors could also have material adverse effects on us. All forward-looking statements included in this Form 10-K are expressly qualified in their entirety by the foregoing cautionary statements. Except as required under the Federal securities laws and the rules and regulations of the SEC, we undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

        We design, manufacture, market and sell furnishings and accessories, textiles, fine leathers, and felt, for the workplace and home. Our commitment to innovation and modern design has yielded a comprehensive portfolio of products and a brand recognized for high quality and a sophisticated image. Our products are targeted at the middle to upper end of the market and are sold primarily in North

America and Europe through a direct sales force and a broad network of independent dealers and retailers.

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

        In 2012, according to our industry trade association, The Business and Institutional Furniture Manufacturer's Association, or BIFMA, industry sales and orders contracted 1.1% and 1.7%, respectively, when compared with 2011. We believe the uncertainty in the economy, especially the uncertainty surrounding the fiscal issues being debated in Congress and by local governments across the country, has caused many clients and potential clients to be more cautious in their furniture spending. We believe this is one of the primary reasons the industry saw sales and orders decrease year-over-year in 2012.

        During 2012, our sales decreased 3.8% when compared with the prior year. This decline in sales for 2012 can be mainly attributed to decreased purchases from the federal government and financial services clients, as our sales to commercial clients actually grew in 2012. The poor economic conditions in Europe also negatively impacted our Studio segment sales, which impacted our overall sales.

        During 2012, we generated operating profit of $87.9 million, or 9.9% of net sales, compared to operating profit of $97.1 million, or 10.5% of net sales, during 2011. During 2011, operating profit included a $5.4 million curtailment benefit primarily related to the modification of postretirement medical benefits. During 2012, we generated net income of $50.0 million, or $1.06 diluted earnings per share, compared to $58.0 million, or $1.24 diluted earnings per share, in 2011.

        During 2012, we completed the acquisition of Richard Schultz Design, Inc., a designer and manufacturer of outdoor furniture for the residential, hospitality, and contract office furniture markets. The Schultz's designs were originally part of Knoll's collection but were subsequently spun-off in the early 1990s. We believe these iconic outdoor designs will benefit from our broader sales and distribution capability while simultaneously strengthening our designer and consumer offering in the outdoor furniture category.

        We continued to aggressively manage our balance sheet during 2012. During the first quarter of 2012, we negotiated a new $450 million revolving credit facility that runs through February 3, 2017. We believe this new facility will give us the flexibility we need to meet our business needs for at least the next few years. See Note 10 of the consolidated financial statements included in this annual report on Form 10-K and our current report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2012 for further information regarding our new credit facility. As of December 31, 2012, our outstanding debt was $193.0 million. Since the end of 2007, we have reduced our outstanding debt by $175.6 million and we remain comfortably in compliance with all of our bank covenants.

        During 2012, we used free cash to pay dividends to our shareholders totaling $20.5 million. This represents an increase of $3.9 million when compared with 2011. During the third quarter of 2012, we increased our quarterly dividend from $0.10 per share to $0.12 per share. We also spent $16.5 million on capital expenditures in 2012. Capital expenditures were slightly higher when compared with 2011 mainly due to our continued implementation of a new enterprise resource planning system.

        We expect sales demand to be flat going into 2013 as we continue to face historically high vacancy rates, economic uncertainty and depressed business confidence. However, commercial construction data, the Architecture Billings Index, and improvement in the job markets, suggest the foundation is building for a stronger 2014 and 2015. We recently announced an aggressive program of strategic investments and initiatives commencing in 2013 to grow our revenues to over $1.0 billion annually while generating operating profit margins above 12%. The program consists of four key pieces: (1) to maximize our office segment profitability; (2) target under penetrated and emerging categories and markets for growth; (3) expand our reach into consumer and decorator channels around the world; and (4) invest in the Knoll brand. In total to fund these investments we expect operating expenses as a percent of sales to increase in the next few years by approximately 200 to 300 basis points annually. Capital expenditures also could increase by as much as $20.0 million in 2013 and then stabilize in the $25.0 million range for the next few years. While we expect these initiatives to negatively impact profits in the short-term, we believe this program is in the best interest of all our stakeholders long-term and will position us well for expansion and growth during 2014 and 2015.

Segment Reporting

        Our three reporting segments consist of: (1) Office, which includes our systems, seating, storage, tables, desks and KnollExtra® ergonomic accessories as well as the international sales of our North American Office products; (2) Studio, which includes KnollStudio®, Knoll Europe (where over half our sales consist of KnollStudio® products) and Richard Schultz® Design; and (3) Coverings, which includes KnollTextiles®, Edelman® Leather, and Spinneybeck® Leather (including Filfelt). We sometimes refer to our Studio and Coverings segments collectively as our specialty businesses. These businesses generally provide our most profitable sales and we will continue our efforts to grow these segments. See Note 18 of our consolidated financial statements contained in this annual report on Form 10-K for further information regarding the business segments.

Results of Operations

Years ended December 31, 2011 and 2012

	Three Months Ended				Twelve Months Ended		Three Months Ended				Twelve Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	December 31, 2011		March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	December 31, 2012
	(in thousands, except statistical data) (unaudited)
Consolidated Statements of Operations and Comprehensive Income Data:
Sales	$220,858	$238,650	$239,543	$223,148	$922,200	(1)	$196,662	$221,018	$219,794	$250,026	$887,499	(1)
Gross profit	68,401	76,493	78,851	70,650	294,397	(1)	63,053	74,407	74,216	82,675	294,350	(1)
Operating profit	20,914	23,325	25,015	27,814	97,071	(1)	15,452	20,803	23,522	28,126	87,901	(1)
Interest expense	4,017	3,372	1,226	1,138	9,753		1,506	1,637	1,635	1,572	6,350
Other (income) expense, net	2,328	275	(4,077)	(35)	(1,508	)(1)	2,200	(1,262)	2,786	(509)	3,215
Income tax expense	5,367	6,703	9,477	9,268	30,815		4,489	7,373	6,904	9,570	28,335	(1)

Net income	$9,202	$12,975	$18,389	$17,443	$58,011	(1)	$7,257	$13,055	$12,197	$17,493	$50,001	(1)

Statistical and Other Data:
Sales growth from comparable prior year	26.0%	24.1%	18.5%	-6.9%	13.9%		-11.0%	-7.4%	-8.2%	12.0%	-3.8%
Gross profit margin	31.0%	32.1%	32.9%	31.7%	31.9%		32.1%	33.7%	33.8%	33.1%	33.2%

(1)
Results do not add due to rounding

Sales

        Sales for 2012 were $887.5 million, a decrease of $34.7 million, or 3.8%, from sales of $922.2 million for 2011. In 2012, systems continued to represent the largest percentage of our overall sales. Geographically, our European sales declined 9.9% compared to North America which declined 3.2%. The decline in European sales was driven primarily by the overall poor economic conditions in Europe. From a product perspective, we experienced our largest percentage sales decline in seating during 2012. We believe these sales declines were driven primarily by a reduction in government spending and reduced purchases by financial services clients in 2012. Despite the reduced seating sales, our Generation family of products grew in 2012 and continued to gain market share.

        During the first three quarters of 2012, sales declined on a year-over-year basis. During the fourth quarter of 2012, we experienced a 12.0% growth in our sales year-over-year as we shipped several large projects. During the fourth quarter of 2012, sales increased in all three of our business segments.

        Sales to governmental entities and agencies continued to represent a large portion of our overall sales in 2012. However, these sales declined on a year-over-year basis during 2012. This decline was a significant factor in our overall lower sales for 2012. Approximately 16.2% of our 2012 sales were to federal, state and local governmental entities and related agencies as compared to 19.5% in 2011.

Gross Profit and Operating Profit

        Gross profit for 2012 and 2011 was $294.4 million. Operating profit for 2012 was $87.9 million, a decrease of $9.2 million, or 9.5%, from operating profit of $97.1 million for 2011. Operating profit during the fourth quarter of 2011 includes a $5.4 million curtailment benefit primarily associated with the modification of the Company's post-retirement medical benefits.

        As a percentage of sales, gross profit increased from 31.9% for 2011 to 33.2% for 2012. The largest contributors to this increase were a more profitable mix in our business, as we saw government shipments, which are generally contracted at higher discount rates, make up a smaller portion of our overall sales, and continuous improvement projects in our factories. Operating profit as a percentage of sales decreased from 10.5% in 2011 to 9.9% in 2012. Operating profit for 2011 includes a $5.4 million curtailment benefit primarily associated with the modification of the Company's post-retirement medical benefits.

        Selling, general, and administrative expenses for 2012 were $206.4 million, or 23.3% of sales, compared to $202.1 million, or 21.9% of sales, for 2011. The increase in operating expenses during 2012 was in large part due to increased spending on growth initiative programs in our Studio and Coverings segments as well as technology infrastructure upgrades primarily associated with the design and implementation of a new enterprise resource planning system.

Interest Expense

        Interest expense for 2012 was $6.4 million, a decrease of $3.4 million from interest expense of $9.8 million for 2011. The decrease in interest expense for the periods noted above is mainly due to our lower outstanding debt and the expiration of two interest rate swap agreements that expired on June 9, 2011. See Note 12 of the consolidated financial statements included in this annual report on Form 10-K for further information regarding the interest rate swaps. The annualized weighted average interest rate for 2012 was 2.4%. Taking into account payments on our interest rate swap agreements, the annualized weighted average interest rate for 2011 was 3.6%.

Other (Income) Expense, net

        Other (income) expense in 2012 consisted of expense related to $2.8 million of foreign exchange losses, expense of $0.5 million related to the write-off of deferred financing fees in conjunction with our new senior credit facility completed in February of 2012, offset by $0.1 million of miscellaneous income. Other (income) expense in 2011 consisted of income of $2.7 million of foreign exchange gains, $0.4 million of miscellaneous income, offset by $1.6 million of miscellaneous expense related to a negative judicial ruling.

Income Tax Expense

        The mix of pretax income and the varying effective tax rates in the countries in which we operate directly affects our consolidated effective tax rate. The effective tax rate was 36.2% for 2012 compared to 34.7% for 2011. Our effective tax rate is dependent upon the mix of pretax income in the countries in which we operate.

Business Segment Analysis

	2012	2011
SALES
Office	$633,321	$664,132
Studio	147,550	152,724
Coverings	106,628	105,344

Knoll, Inc.	$887,499	$922,200

OPERATING PROFIT
Office	$48,639	$46,614
Studio	21,786	23,022
Coverings	17,476	22,686

Subtotal	87,901	92,322
Restructuring and other charges primarily Office	—	696
Curtailment benefit	—	5,445

Knoll, Inc.(1)	$87,901	$97,071

(1)
The Company does not allocate interest expense or other (income) expense, net to the reportable segments.

        Net sales for the Office segment in 2012 were $633.3 million, a decrease of $30.8 million, or 4.6%, when compared with 2011. This decrease in the Office Segment for the year was the result of lower sales to government and financial services clients. Sales to commercial clients grew during 2012; however, this growth was not enough to offset the decline in government and financial services clients. Office segment sales in 2012 were also negatively impacted by $0.6 million due to changes in foreign exchange rates associated with the Canadian dollar compared to 2011. Operating profit for the Office segment was $48.6 million in 2012, an increase of $2.0 million, or 4.3%, when compared with 2011. As a percent of net sales, the Office segment operating profit was 7.7% for the year ended December 31, 2012 and 7.0% for the year ended December 31, 2011.

        Net sales for the Studio segment in 2012 were $147.6 million, a decrease of $5.1 million, or 3.3%, when compared with 2011. Lower sales resulting primarily from the poor economic conditions in Europe more than offset the growth of Studio sales in North America for the year. European sales declined 9.5% in 2012 when compared to 2011. Studio segment sales in 2012 were negatively impacted by $4.0 million due to changes in foreign exchange rates associated with the Euro and the British pound compared to 2011. Operating profit for the Studio segment was $21.8 million, a decrease of $1.2 million, or 5.2%, when compared with 2011. As a percentage of net sales, the Studio segment operating profit was 14.8% for the year ended December 31, 2012 and 15.1% for the year ended December 31, 2011.

        Net sales for the Coverings segment in 2012 were $106.6 million, an increase of $1.2 million, or 1.1%, when compared with 2011. The modest increase in sales in the Coverings segment can be mainly attributed to increased sales as a result of the acquisition of Filzfelt. The increase in the Covering segment sales in 2012 was offset by a negative impact of $0.4 million due to changes in foreign exchange rates compared to 2011. Operating profit for the Coverings segment was $17.5 million, a decrease of $5.2 million, or 22.9%, when compared to 2011. As a percentage of net sales, the Coverings segment operating profit was 16.4% for the year ended December 31, 2012 and 21.5% for the year ended December 31, 2011. Increased spending associated with growth initiatives in the Coverings segment, together with a one-time charge for inventory costs that were not being properly transferred to cost of goods sold due to a computer programming change, drove this decrease in year-over-year operating profit margin.

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

(1)
Results do not add due to rounding

Sales

        Sales for 2011 were $922.2 million, an increase of $112.7 million, or 13.9%, from sales of $809.5 million for 2010. The industry as a whole saw sales increase 13% in 2011, as reported by BIFMA, and our growth was consistent with the industry. Our systems product category experienced the largest increase for the year, up 24.6% when compared with 2010. In 2011, systems continued to represent the largest percentage of our overall sales. Geographically, our European sales lagged the growth in North America as a result of the declining economic conditions in Europe.

        Sales to governmental entities and agencies continued to represent a large portion of our overall sales however, these sales, declined on a year-over-year basis during the fourth quarter of 2011. This decline was a significant factor in our lower sales for the fourth quarter 2011. Approximately 21.0% of our 2011 sales were to federal, state and local governmental entities and related agencies.

Gross Profit and Operating Profit

        Gross profit for 2011 was $294.4 million, an increase of $30.1 million, or 11.4%, from gross profit of $264.3 million for 2010. Operating profit for 2011 was $97.1 million, an increase of $32.4 million, or 50.1%, from operating profit of $64.7 million for 2010. Included in operating profit for 2011 was a $5.4 million curtailment benefit primarily related to the modification of our postretirement medical benefits.

        As a percentage of sales, gross profit decreased from 32.7% for 2010 to 31.9% for 2011. The largest contributors to this decline were materials and transportation inflation. The strengthening of the Canadian dollar during 2011 also negatively affected our gross margin. Operating profit as a percentage of sales increased from 8.0% in 2010 to 10.5% in 2011. Operating profit for 2011 included restructuring charges of $0.7 million compared to $7.6 million in 2010.

        Selling, general, and administrative expenses for 2011 were $202.1 million, or 21.9% of sales, compared to $192.5 million, or 23.8% of sales, for 2010. The increase in operating expenses during 2011 was in large part due to increased commissions and incentive compensation based upon the higher sales volumes as well as $1.7 million of expenses related to technology infrastructure upgrades.

        During 2011, we incurred restructuring charges of approximately $0.8 million. These charges included $0.2 million of employee termination costs and $0.6 million of costs associated with facility realignment. These charges were offset by a $0.1 million adjustment to a previous accrual. During 2010, we incurred restructuring charges of approximately $7.6 million. These charges included $3.7 million of employee termination costs, $3.0 million of costs associated with the write-off of fixed assets that we determined had no future benefit, and $0.9 million of costs related to facility realignment.

Interest Expense

        Interest expense for 2011 was $9.8 million, a decrease of $7.6 million from interest expense of $17.4 million for 2010. The decrease in interest expense for the periods noted above is mainly due to our lower outstanding debt and the expiration of our remaining two interest rate swap agreements on June 9, 2011. See Note 12 of the consolidated financial statements included in this annual report on Form 10-K for further information regarding the interest rate swaps. The annualized weighted average interest rate for 2011 was 3.6%. The annualized weighted average interest rate for the same period of 2010 was 5.8%.

Other (Income) Expense, net

        Other income for 2011 was $1.5 million which included $2.7 million of foreign exchange gains, partially offset by $1.6 million of expense related to a negative judicial ruling, and $0.4 million of miscellaneous income. Other expense for 2010 was $6.4 million, comprised primarily of $5.5 million of foreign exchange losses, a $1.2 million non-cash expense related to the ineffective portion of our interest rate swaps, offset by $0.3 million of miscellaneous income.

Income Tax Expense

        The mix of pretax income and the varying effective tax rates in the countries in which we operate directly affects our consolidated effective tax rate. The effective tax rate was 34.7% for 2011 compared to 31.4% for 2010. During 2010, we recorded a $2.5 million tax benefit related to foreign tax credits that was recognized as a discrete item due to amended tax returns being filed during the second quarter of 2010. Without this benefit, our tax rate for 2010 would have been 37.5%.

Business Segment Analysis

	2011	2010
SALES
Office	$664,132	$562,304
Studio	152,724	151,917
Coverings	105,344	95,246

Knoll, Inc.	$922,200	$809,467

OPERATING PROFIT
Office	$46,614	$32,628
Studio	23,022	20,880
Coverings	22,686	18,381

Subtotal	92,322	71,889
Restructuring and other charges—primarily Office	696	7,565
Curtailment benefit	5,445	338

Knoll, Inc.(1)	$97,071	$64,662

(1)
The Company does not allocate interest expense or other (income) expense, net to the reportable segments.

        Net sales for the Office segment in 2011 were $664.1 million, an increase of $101.8 million, or 18.1%, when compared with 2010. The majority of this increase was attributable to the increase in our systems sales when compared with 2010. The remaining increase was mainly from sales of our storage and other complementary products. Office segment sales in 2011 were positively impacted by $2.2 million due to changes in foreign exchange rates associated with the Canadian dollar compared to 2010. Operating profit for the Office segment was $46.6 million in 2011, an increase of $14.0 million, or 42.9%, when compared with 2010. As a percent of net sales, the Office segment operating profit was 7.0% for the year ended December 31, 2011 and 5.8% for the year ended December 31, 2010.

        Net sales for the Studio segment in 2011 modestly increased to $152.7 million from $151.9 million during 2010. Less large project activity in Europe tempered growth in our Studio segment during 2011. Studio segment sales in 2011 were positively impacted by $3.6 million due to changes in foreign exchange rates associated with the Euro and the British pound compared to 2010. Operating profit for the Studio segment was $23.0 million, an increase of $2.1 million, or 10.0%, when compared with 2010. European sales declined 9.1% in 2011 when compared to 2010. As a percent of net sales, the Studio segment operating profit was 15.1% for the year ended December 31, 2011 and 13.8% for the year ended December 31, 2010.

        Net sales for the Coverings segment in 2011 were $105.3 million, an increase of $10.1 million, or 10.6%, when compared with 2010. KnollTextiles experienced the largest growth during the year followed by Edelman Leather and Spinneybeck. Coverings segment sales during 2011 were positively impacted by $0.4 million due to changes in foreign exchange rates compared to 2010. Operating profit for the Coverings segment was $22.7 million, an increase of $4.3 million, or 23.4%, when compared to 2010. As a percent of net sales, the Coverings segment operating profit was 21.5% for the year ended December 31, 2011 and 19.3% for the year ended December 31, 2010.

Liquidity and Capital Resources

        The following table highlights certain key cash flows and capital information pertinent to the discussion that follows:

	2012	2011	2010
	(in thousands)
Cash provided by operating activities	$70,568	$66,921	$89,632
Capital expenditures, net	16,545	15,175	8,312
Cash used in investing activities	23,001	16,332	9,037
Purchase of common stock for treasury	4,676	15,026	12,073
Proceeds from revolving credit facilities	562,000	334,000	213,000
Repayment of revolving credit facilities	581,000	367,000	263,000
Payment of dividends	20,537	16,658	5,496
Proceeds from issuance of common stock	1,091	13,238	9,737
Cash used in financing activities	45,791	49,913	57,487

        Historically, we have carried significant amounts of debt, and cash generated by operating activities has been used to fund working capital, capital expenditures, repurchase shares, pay quarterly dividends and make payments of principal and interest on our indebtedness. Our capital expenditures are typically for new product tooling and manufacturing equipment. These capital expenditures support new products and continuous improvements in our manufacturing processes. In addition, we began growth initiative programs in our Studio and Coverings segments which increased our capital spending during 2012 as well as our continued expenditures related to our technology infrastructure upgrades with the implementation of a new enterprise resource planning system. At December 31, 2012, cash held outside of the United States was $28.2 million.

        In February 2013, we announced a three year plan of strategic investments and initiatives intended to enable us to achieve our revenue and operating profit margin goals of over $1.0 billion in revenues and over 12% operating margins. This plan will require increased expenditures, primarily in 2013, and we expect these increases to negatively impact short-term profits. However, we believe these are the right investments to achieve our long-term goals.

        Cash provided by operating activities was $70.6 million in 2012, $66.9 million in 2011, and $89.6 million in 2010. For the year ended December 31, 2012, cash provided by operating activities consisted of $82.7 million from net income, plus various non-cash charges which included $10.4 million of stock compensation expense and a $0.5 million write-off of deferred financing fees, and $12.1 million of unfavorable changes in assets and liabilities. For the year ended December 31, 2011, cash provided by operating activities consisted of $80.1 million from net income, plus various non-cash charges which included a $5.4 million curtailment benefit primarily related to the modification of the Company's post-retirement medical benefits and $13.2 million of unfavorable changes in assets and liabilities.

        For the year ended December 31, 2012, we used available cash, including $70.6 million cash from operating activities to repay $19.0 million of debt, fund $16.5 million in capital expenditures, fund dividend payments to shareholders totaling $20.5 million, and to fund working capital. During the third quarter of 2012 we increased our quarterly dividend from $0.10 per share to $0.12 per share. For the year ended December 31, 2011, we used available cash, including the $66.9 million of cash from operating activities to repay $33.1 million of debt, fund $15.2 million in capital expenditures, fund dividend payments to shareholders totaling $16.7 million, and to fund working capital.

        We use our revolving credit facility in the ordinary course of business to fund our working capital needs and, at times, make significant borrowings and repayments under the facility depending on our cash needs and availability at such time. As of December 31, 2012, there was approximately $193.0 million outstanding under the facility, compared to $212.0 million outstanding under the facility as of

December 31, 2011. Borrowings under the revolving credit facility may be repaid at any time, but no later than February 2017. See Note 10 of the consolidated financial statements included in this Form 10-K for further information regarding this amended facility.

        Our revolving credit facility requires that we comply with two financial covenants: our consolidated leverage ratio, defined as the ratio of total indebtedness to consolidated EBITDA (as defined in our credit agreement) for a period of four fiscal quarters, cannot exceed 4 to 1, and our consolidated interest coverage ratio, defined as the ratio of our consolidated EBITDA (as defined in our credit agreement) for a period of four fiscal quarters to our consolidated interest expense, must be a minimum of 3 to 1. We are also required to comply with various other affirmative and negative covenants, including without limitation, covenants that prevent or restrict our ability to pay dividends, engage in certain mergers or acquisitions, make certain investments or loans, incur future indebtedness, engage in sale-leaseback transactions, alter our capital structure or line of business, prepay subordinated indebtedness, engage in certain transactions with affiliates and sell stock or assets.

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

Contractual Obligations

        The following table summarizes our contractual cash obligations as of December 31, 2012 (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years		Total
Long-term debt	$3,783	$11,347	$193,352	$		$208,482
Operating leases	14,136	25,089	22,754		42,456	104,435
Purchase commitments	8,573	1,115	779		177	10,644
Pension plan contributions(a)	20,645					20,645
Postretirement benefit plan obligations(a)	1,141					1,141
Total	$48,278	$37,551	$216,885		$42,633	$345,347

(a)
Due to the uncertainty of future cash outflows, contributions to the pension and other post-retirement benefit plans subsequent to 2013 have been excluded from the table above.

(b)
Due to the uncertainty of future cash outflows, uncertain tax positions have been excluded from the table above.

        Contractual obligations for long-term debt include principal and interest payments. Interest has been included at the variable rate in effect as of December 31, 2012, as applicable.

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

Critical Accounting Policies

        The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. ("GAAP") requires us to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results may differ from such estimates. We believe that the critical accounting policies that follow are those policies that require the most judgment, estimation and assumption in preparing our consolidated financial statements.

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

Inventory

        Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. We reserve inventory that, in our judgment, is impaired or obsolete. Obsolescence may be caused by the discontinuance of a product line, changes in product material specifications, replacement products in the marketplace and other competitive influences.

Goodwill and Other Intangible Assets

        We record the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired as goodwill. Goodwill and indefinite-lived trademarks are tested for impairment at least annually and whenever events or circumstances occur indicating that a possible impairment may have been incurred. Goodwill is tested for impairment by determining the fair value of our reporting units using an income approach which discounts future net cash flows to their present value at a rate that reflects our cost of capital, otherwise known as the discounted cash flow method ("DCF"). These estimated fair values are based on financial projections and certain cash flow measures. The indefinite-lived trademarks are tested for impairment by comparing the carrying value to the fair value based on current revenue projections of the related operations, under the relief from royalty method. Any excess carrying value over the amount of fair value is recognized as an impairment. Any impairment would be recognized in full in the reporting period in which it has been identified.

        Finite-lived assets such as customer relationships, non-compete agreements, and licenses are amortized over their estimated useful lives. We review the carrying values of these assets for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted estimated cash flows expected to result from its use and eventual disposition. We continually evaluate the reasonableness of the useful lives of these assets.

Deferred Financing Fees

        Deferred financing costs that are incurred by the Company in connection with the issuance of debt are deferred and amortized to interest expense over the life of the underlying indebtedness.

Business Combinations

        The purchase price of an acquired company is allocated between tangible and intangible assets acquired and liabilities assumed from the acquired business based on their estimated fair values, with the residual of the purchase price recorded as goodwill. The results of operations of the acquired businesses are included in our operating results from the dates of acquisition.

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

        Both the pension plans and the other postretirement benefit plans were modified during the year ended December 31, 2011. Participants who had 70 or greater points (age plus years of service) could elect to stay in the pension and accrue additional benefits or receive the Company's 401K match which was reinstated as of January 1, 2012. Those with less than 70 points were removed from the pension plan and will not accrue any additional benefits. The Company's other postretirement benefit plans are in the process of being phased out. As a result of this modification, the Company recorded a $5.4 million curtailment benefit during the year ended December 31, 2011.

        We determine the expected long-term rate of return on plan assets based on aggregating the expected rates of return for each component of the plan's asset mix. We use historic plan asset returns combined with current market conditions to estimate the rate of return. The expected rate of return on plan assets is a long-term assumption and generally does not change annually. The discount rate reflects the market rate for high-quality fixed income debt instruments as of our annual measurement date and is subject to change each year. Holding all other assumptions constant, a one percentage point increase or decrease in the assumed rate of return on plan assets would decrease or increase 2012 net periodic pension expense by approximately $1.7 million. Likewise, a one percentage point increase or decrease in the discount rate would decrease or increase 2012 net periodic pension expense by approximately $4.7 million or $5.6 million, respectively.

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

        Key assumptions we use in determining the amount of the obligation and expense recorded for postretirement benefits other than pensions ("OPEB"), under the appropriate accounting guidance, include the assumed discount rate and the assumed rate of increases in future health care costs. In estimating the health care cost trend rate, we consider actual health care cost experience, future benefit structures, industry trends and advice from our actuaries. We assume that the relative increase in health care costs will generally trend downward over the next several years, reflecting assumed increases in efficiency and cost containment initiatives in the health care system. At December 31, 2012, the expected rate of increase in future health care costs was 8.00% and 7.00% in determining the benefit obligation for 2012 and 8.50% in determining the net periodic benefit cost in 2012 for medical and prescription drug, respectively. The rate was then assumed to decrease to an ultimate rate of 5% for 2019 for the medical plan and 2017 for the prescription drug plan and thereafter for the benefit obligation. Increasing the assumed health care cost trend by one percentage point in each year would increase the benefit obligation as of December 31, 2012 by $0.3 million and increase the aggregate of the service and interest cost components of net periodic benefit cost for 2012 by a minimal amount. Decreasing the assumed health care cost trend rate by one percentage point in each year would decrease the benefit obligation as of December 31, 2012 by approximately $0.3 million and decrease the aggregate of the service and interest cost components of net periodic benefit cost for 2012 by a minimal amount.

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

        At December 31, 2012, our deferred tax liabilities of $95.7 million exceeded deferred tax assets of $57.4 million by $38.3 million. At December 31, 2011, deferred tax liabilities of $94.2 million exceeded deferred tax assets of $55.1 million by $39.1 million. Our deferred tax assets at December 31, 2012 and 2011 of $57.4 million and $55.1 million, respectively, are net of valuation allowances of $7.8 million and $7.4 million, respectively. We have recorded the valuation allowance primarily for net operating loss carryforwards in foreign tax jurisdictions where we have incurred historical tax losses from operations or acquired tax losses through acquisition, and have determined that it is more likely than not that these deferred tax assets will not be realized.

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

Derivative Financial Instruments

        We occasionally utilize derivative instruments to mitigate volatility related to interest rates and foreign currency exposures. We do not hold or issue derivative financial instruments for trading or speculative purposes. We recognize derivatives as either assets or liabilities in the accompanying balance sheet and measure those instruments at fair value. Changes in the fair value of those instruments are reported in accumulated other comprehensive income if they qualify for hedge accounting or in earnings if they do not qualify for hedge accounting. Derivatives qualify for hedge accounting if they are designated as hedge instruments and if the hedge is highly effective in achieving offsetting changes in the fair value or cash flows of the asset or liability hedged. Accordingly, gains and losses from changes in derivative fair value of effective hedges are deferred and reported in accumulated other comprehensive income until the underlying transaction affects earnings.

Stock-Based Compensation

        The Company accounts for stock-based compensation according to applicable accounting guidance, which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This expense is recognized over the applicable vesting period.

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

Restricted Stock and Restricted Stock Units

        The fair value of restricted stock and restricted stock units are based on the closing market price of the Company's common stock on the date of grant. The Company recognizes compensation expense relating to restricted stock and restricted stock units ratably over the vesting period.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        During the normal course of business, we are routinely subjected to market risk associated with interest rate movements and foreign currency exchange rate movements. Interest rate risk arises from our debt obligations. Foreign currency exchange rate risk arises from our non-U.S. operations and purchases of inventory from foreign suppliers.

        We also have risk in our exposure to certain materials and transportation costs. Steel, leather, wood products and plastics are all used in our products. For the year ended December 31, 2012, we estimated that materials inflation was approximately $3.5 million and transportation inflation was minimal. During 2011, we estimated materials inflation was approximately $9.6 million and transportation inflation was approximately $6.8 million. We continue to work to offset price increases in raw materials and transportation through our global sourcing initiatives, cost improvements and price increases to our products.

Interest Rate Risk

        We have variable rate debt obligations that are denominated in U.S. dollars. A change in interest rates impacts the interest incurred and cash paid on the variable-rate debt.

        In the past we have used interest rate swap agreements for other than trading purposes in order to manage our exposure to fluctuations in interest rates on our variable-rate debt. In May of 2008, we entered into four interest rate swap agreements in order to manage our interest rate risk. Each agreement hedged a notional amount of $150.0 million. Two of the agreements were effective from June 9, 2009 through June 9, 2010 and the other two were effective June 9, 2010 and expired June 9, 2011. Fluctuations in LIBOR affect both our net financial instrument position and the amount of cash to be paid or received by us, if any, under these agreements. There were no interest rate hedge agreements outstanding as of December 31, 2012 or December 31, 2011. See Note 12 of the consolidated financial statements included in this annual report for further information regarding the interest rate swap agreements.

        Our weighted average interest rate for 2012 was 2.4%. Taking into account payments on the above noted interest rate swap agreements, the weighted average rate for the same period of 2011 was 3.6%.

        The following table summarizes our market risks associated with our debt obligations as of December 31, 2012. For debt obligations, the table presents principal cash flows and related weighted average interest rates by year of maturity. Variable interest rates presented for variable-rate debt represent the weighted average interest rates on our credit facility borrowings as of December 31, 2012.

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
	(in thousands)
Rate Sensitive Liabilities
Long-term Debt:
Variable Rate		$—	$—	$—	$193,000	$—	$193,000	$193,000
Variable Interest Rate					1.96%

        An increase in our effective interest rate of 1% would increase annual interest expense by approximately $1.9 million. We will continue to review our exposure to interest rate fluctuations and evaluate whether we should manage such exposures through derivative transactions.

Foreign Currency Exchange Rate Risk

        We manufacture our products in the United States, Canada and Italy, and sell our products primarily in those markets as well as in other European countries. Our foreign sales and certain expenses are transacted in foreign currencies. Our production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. Additionally, as our reporting currency is the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the Canadian dollar and the Euro. Approximately 12.7% and 13.5% of our revenues in 2012 and 2011, respectively, and 33.8% and 33.3% of our cost of goods sold in 2012 and 2011, respectively, were denominated in currencies other than the U.S. dollar. Foreign currency exchange rate fluctuations resulted in a $2.8 million translation loss in 2012 and a $2.7 million translation gain in 2011.

        From time to time, we enter into foreign currency forward exchange contracts and foreign currency option contracts for other than trading purposes in order to manage our exposure to foreign exchange rates associated with short-term operating receivables of a Canadian subsidiary that are payable by our U.S. operations. The terms of these contracts are generally less than a year. Changes in the fair value of such contracts are reported in earnings in the period the value of the contract changes. The net gain or loss upon settlement and the change in fair value of outstanding contracts is recorded as a component of other (income) expense. During 2012, the Company did not enter into any foreign currency contracts. During 2011, the Company entered into multiple foreign currency contracts. The net settlement of these contracts was a $1.2 million gain that was recorded in other (income) expense, net. As of December 31, 2012, the Company had no outstanding foreign currency contracts.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Knoll, Inc.

        We have audited the accompanying consolidated balance sheets of Knoll, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Knoll, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Knoll, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 1, 2013

KNOLL, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2012 AND 2011

(dollars in thousands, except per share data)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$29,956	$28,263
Customer receivables, net	105,877	126,078
Inventories	98,195	89,244
Deferred income taxes	13,061	10,688
Prepaid and other current assets	11,433	10,620

Total current assets	258,522	264,893
Property, plant, and equipment, net	124,838	121,792
Goodwill	80,332	76,571
Intangible assets, net	222,498	220,679
Other non-trade receivables	3,700	3,248
Other noncurrent assets	5,163	908

Total Assets	$695,053	$688,091

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$83,600	$83,824
Income taxes payable	6,327	14,625
Other current liabilities	86,018	84,679

Total current liabilities	175,945	183,128
Long-term debt	193,000	212,000
Deferred income taxes	51,382	49,778
Postretirement benefits other than pensions	10,005	10,656
Pension liability	64,836	56,873
Other noncurrent liabilities	11,785	10,233

Total liabilities	506,953	522,668

Commitments and contingent liabilities
Stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 62,266,755 issued and 47,840,562 outstanding (net of 14,426,193 treasury shares) at December 31, 2012 and 61,854,474 shares issued and 47,748,699 outstanding (net of 14,105,775 treasury shares) at December 31, 2011	479	477
Additional paid-in-capital	27,751	23,631
Retained earnings	184,750	155,818
Accumulated other comprehensive income (loss)	(24,880)	(14,503)

Total stockholders' equity	188,100	165,423

Total Liabilities and Stockholders' Equity	$695,053	$688,091

See accompanying notes to the consolidated financial statements

KNOLL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

(dollars in thousands, except per share data)

	2012	2011	2010
Sales	$887,499	$922,200	$809,467
Cost of sales	593,149	627,803	545,118

Gross profit	294,350	294,397	264,349
Selling, general, and administrative expenses	206,449	202,075	192,460
Restructuring and other charges	—	696	7,565
Curtailment benefit	—	5,445	338

Operating profit	87,901	97,071	64,662
Interest expense	6,350	9,753	17,436
Other (income) expense, net	3,215	(1,508)	6,379

Income before income tax expense	78,336	88,826	40,847
Income tax expense	28,335	30,815	12,823

Net income	$50,001	$58,011	$28,024

Earnings per share:
Basic	$1.07	$1.25	$0.61
Diluted	$1.06	$1.24	$0.61
Weighted-average shares of common stock outstanding:
Basic	46,634,834	46,249,571	45,600,043
Diluted	47,059,186	46,835,712	45,970,680
Net income	$50,001	$58,011	$28,024
Other comprehensive income (loss)
Pension and other post-retirement liability adjustment, net of tax	(12,358)	(11,439)	2,259
Foreign currency translation adjustment	1,981	(2,525)	(315)
Change in the fair value of interest rate swap contracts, net of tax	—	2,622	5,122

Total other comprehensive income (loss)	(10,377)	(11,342)	7,066

Total comprehensive income	$39,624	$46,669	$35,090

See accompanying notes to the consolidated financial statements

KNOLL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

(dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2009	$470	$6,736	$92,583	$(10,227)	$89,562
Net income	—	—	28,024	—	28,024
Foreign currency translation adjustment	—	—	—	(315)	(315)
Change in the fair value of interest rate swap contracts (net of income tax effect of $3,471)				5,122	5,122
Pension and other post-retirement liabilities (net of income tax effect of $2,056)	—	—	—	2,259	2,259

Total comprehensive income					35,090

Shares issued for consideration:
Exercise of stock options (790,596 shares)	8	9,635	—	—	9,643
Income tax effect from the exercise of stock options and vesting of restricted stock		479			479
Shares issued under stock incentive plan (50,446 shares)	—	—	—	—	—
Shares issued under employee stock purchase plan (3,251 shares)	—	44	—	—	44
Shares issued to Board of Directors in lieu of cash (3,603 shares)	—	50	—	—	50
Stock-based compensation	—	9,208	—	—	9,208
Cash dividend ($.12 per share)	—	—	(5,617)	—	(5,617)
Purchase of common stock (869,065 shares)	(8)	(12,065)	—	—	(12,073)

Balance at December 31, 2010	$470	$14,087	$114,990	$(3,161)	$126,386
Net income	—	—	58,011	—	58,011
Foreign currency translation adjustment	—	—	—	(2,525)	(2,525)
Change in the fair value of interest rate swap contracts (net of income tax effect of $1,574)				2,622	2,622
Pension and other post-retirement liabilities (net of income tax effect of $7,239)	—	—	—	(11,439)	(11,439)

Total comprehensive income					46,669

Shares issued for consideration:
Exercise of stock options (878,658 shares)	15	13,136	—	—	13,151
Income tax effect from the exercise of stock options and vesting of restricted stock		1,668			1,668
Shares issued under stock incentive plan (762,004 shares)	—	—	—	—	—
Shares issued under employee stock purchase plan (2,567 shares)	—	37	—	—	37
Shares issued to Board of Directors in lieu of cash (2,739 shares)	—	50	—	—	50
Stock-based compensation	—	9,671	—	—	9,671
Cash dividend ($.36 per share)	—	—	(17,183)	—	(17,183)
Purchase of common stock (768,780 shares)	(8)	(15,018)	—	—	(15,026)

Balance at December 31, 2011	$477	$23,631	$155,818	$(14,503)	$165,423
Net income	—	—	50,001	—	50,001
Foreign currency translation adjustment	—	—	—	1,981	1,981
Pension and other post-retirement liabilities (net of income tax effect of $7,807)	—	—	—	(12,358)	(12,358)

Total comprehensive income					39,624

Shares issued for consideration:
Exercise of stock options (93,839 shares)	2	1,039	—	—	1,041
Income tax effect from the exercise of stock options and vesting of restricted stock	—	(2,652)	—	—	(2,652)
Shares issued under stock incentive plan (315,030 shares)	3	—	—	—	3
Shares issued to Board of Directors in lieu of cash (3,391 shares)	—	50	—	—	50
Stock-based compensation	—	10,356	—	—	10,356
Cash dividend ($.44 per share)	—	—	(21,069)	—	(21,069)
Purchase of common stock (310,252 shares)	(3)	(4,673)	—	—	(4,676)

Balance at December 31, 2012	$479	$27,751	$184,750	$(24,880)	$188,100

See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

(in thousands)

	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITES
Net income	$50,001	$58,011	$28,024
Adustments to reconcile net income to cash provided by operating activities:
Depreciation	14,632	15,373	17,433
Amortization expense (including deferred financing fees)	1,915	2,365	2,028
Provision for deferred taxes	4,393	2,560	7,075
Write-off of fixed assets due to restructuring	—	—	2,962
Write-off of deferred financing fees	477	—	—
Unrealized foreign currency loss (gain)	1,338	(2,551)	2,050
Ineffective portion of interest rate swaps	—	—	1,177
Curtailment benefit	—	(5,445)	(338)
Stock-based compensation	10,356	9,671	9,208
Other non-cash items	(412)	139	108
Changes in assets and liabilites:
Customer receivables	20,131	991	(14,676)
Inventories	(7,512)	(4,158)	(6,032)
Accounts payable	(563)	(17,695)	28,051
Current and deferred income taxes	(15,831)	3,075	9,340
Other current assets	(3,920)	881	(2,768)
Other current liabilities	815	1,738	8,735
Other noncurrent assets and liabilities	(5,252)	1,966	(2,745)

Cash provided by operating activities	70,568	66,921	89,632

CASH FLOWS FOR INVESTING ACTIVITIES
Capital expenditures, net	(16,545)	(15,175)	(8,312)
Purchase of business, net of cash acquired	(5,968)	(832)	—
Purchase of intangibles	(488)	(325)	(725)

Cash used in investing activites	(23,001)	(16,332)	(9,037)

CASH FLOWS FOR FINANCING ACTIVITIES
Proceeds from revolving credit facilities	562,000	334,000	213,000
Repayment of revolving credit facilities	(581,000)	(367,000)	(263,000)
Repayment of long-term debt	—	(135)	(134)
Payment of financing fees	(2,848)	—	—
Payment of dividends	(20,537)	(16,658)	(5,496)
Proceeds from the issuance of common stock	1,091	13,238	9,737
Purchase of common stock for treasury	(4,676)	(15,026)	(12,073)
Tax benefit from the exercise of stock options and vesting of equity awards	179	1,668	479

Cash used in financing activities	(45,791)	(49,913)	(57,487)

Effect of exchange rate changes on cash and cash equivalents	(83)	652	(2,134)

Increase in cash and cash equivalents	1,693	1,328	20,974
Cash and cash equivalents at beginning of period	28,263	26,935	5,961

Cash and cash equivalents at end of period	$29,956	$28,263	$26,935

See accompanying notes to the consolidated financial statements

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

1. NATURE OF OPERATIONS

        Knoll, Inc. and its subsidiaries (the "Company" or "Knoll") are engaged in the design, manufacture and sale of office furniture products and accessories, modern outdoor furniture, as well as the sale of fine leather, textiles, and felt, focusing on the middle to high-end segments of the contract furniture market. The Company has operations in the United States ("U.S."), Canada, and Europe and sells its products primarily through its direct sales representatives and independent dealers.

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

Revenue Recognition and Accounts Receivable

        The Company recognizes revenue when the earnings process is complete. This occurs when risk and title transfers, collectibility is reasonably assured and pricing is fixed and determinable. Accordingly, revenue is recognized when risk and title are transferred to the client, which primarily occurs at the time of shipment.

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

Inventories

        Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company reserves for inventory that, in its judgment, is impaired or obsolete. Obsolescence may be caused by the discontinuance of a product line, changes in product material specifications, replacement products in the marketplace and other competitive influences.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, Plant, Equipment and Depreciation

        Property, plant, and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The useful lives are as follows: 45 years for buildings and 2 to 12 years for machinery and equipment.

        The Company reviews the carrying values of its property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted estimated cash flows expected to result from its use and eventual disposition. The factors considered by the Company in performing this assessment include current operating results, trends and other economic factors. In assessing the recoverability of the carrying value of the property and equipment, the Company must make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, the Company may be required to record an impairment loss for these assets.

Goodwill and Other Intangible Assets

        The Company records the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired as goodwill. Goodwill and indefinite-lived trademarks are tested for impairment at least annually and whenever events or circumstances occur indicating that a possible impairment may have been incurred. Goodwill is tested for impairment by determining the fair value of the Company's reporting units using an income approach which discounts future net cash flows to their present value at a rate that reflects the Company's cost of capital, otherwise known as the discounted cash flow method ("DCF"). These estimated fair values are based on financial projections and certain cash flow measures. The indefinite-lived trademarks are tested for impairment by comparing the carrying value to the fair value based on current revenue projections of the related operations, under the relief from royalty method. Any excess carrying value over the amount of fair value is recognized as an impairment. Any impairment would be recognized in full in the reporting period in which it has been identified.

        Finite-lived assets such as customer relationships, non-compete agreements, and licenses are amortized over their estimated useful lives. The Company reviews the carrying values of these assets for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted estimated cash flows expected to result from its use and eventual disposition. The Company continually evaluates the reasonableness of the useful lives of these assets.

Business Combinations

        The purchase price of an acquired company is allocated between tangible and intangible assets acquired and liabilities assumed from the acquired business based on their estimated fair values, with the residual of the purchase price recorded as goodwill. The results of operations of the acquired businesses are included in the Company's operating results from the dates of acquisition.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Deferred Financing Fees

        Deferred financing costs that are incurred by the Company in connection with the issuance of debt are deferred and amortized to interest expense over the life of the underlying indebtedness.

Shipping and Handling

        Amounts billed to clients for shipping and handling of products are classified as sales. Costs incurred by the Company for shipping and handling are classified as cost of sales.

Research and Development Costs

        Research and development expenses, which are expensed as incurred and included as a component of selling, general, and administrative expenses, were $15.3 million for 2012, $15.4 million for 2011, and $14.6 million for 2010.

Income Taxes

        Deferred tax assets and liabilities are recognized using enacted tax rates to measure the effect of temporary differences between book and tax bases on recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance, if it is more likely than not some portion or all of the deferred tax assets will not be recognized.

        The Company evaluates tax positions to determine whether the benefits of tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in an income tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The Company accrues for interest and penalties in other noncurrent liabilities within the consolidated balance sheet.

Fair Value of Financial Instruments

        Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The Company uses a market approach (generally, data from market transactions), an income approach (generally, present value techniques and option-pricing models), and/or a cost approach (generally, replacement cost) to measure the fair value of an asset or liability. These valuation approaches incorporate inputs such as observable, independent market data and/or unobservable data that management believes are predicated on the assumptions market participants would use to price an asset or liability. These inputs may incorporate, as applicable, certain risks such as nonperformance risk, which includes credit risk. When unobservable inputs are significant to the fair value measurement, a contract is classified as Level 3.

Derivative Financial Instruments

        The Company occasionally utilizes derivative instruments to mitigate volatility related to interest rates and foreign currency exposures. The Company does not hold or issue derivative financial

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

instruments for trading or speculative purposes. The Company recognizes derivatives as either assets or liabilities in the accompanying consolidated balance sheet and measures those instruments at fair value. Changes in the fair value of those instruments are reported in accumulated other comprehensive income if they qualify for hedge accounting or in earnings if they do not qualify for hedge accounting. Derivatives qualify for hedge accounting if they are designated as hedge instruments and if the hedge is highly effective in achieving offsetting changes in the fair value or cash flows of the asset or liability hedged. Accordingly, gains and losses from changes in derivative fair value of effective hedges are deferred and reported in accumulated other comprehensive income until the underlying transaction affects earnings.

Commitments and Contingencies

        The Company establishes reserves for the estimated cost of environmental and legal contingencies when such expenditures are probable and reasonably estimable. A significant amount of judgment and use of estimates is required to quantify the ultimate exposure in these matters. The Company engages outside experts as deemed necessary or appropriate to assist in the evaluation of exposure. From time to time, as information becomes available regarding changes in circumstances for ongoing issues as well as information regarding emerging issues, the potential liability is reassessed and reserve balances are adjusted as necessary. Revisions to the estimates of potential liability, and actual expenditures related to environmental and legal contingencies, could have a material impact on the results of operations or financial position.

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

Concentration of Credit Risk

        The Company's accounts receivables are primarily due from a network independent dealers and direct customers. The Company monitors and manages the credit risk associated with the individual dealers and direct customers. The independent dealers are responsible for assessing and assuming credit risk of their customers and may require their customers to provide deposits or other credit enhancement measures. Historically, the Company has had a concentration of federal and local government receivables, however, they carry minimal credit risk.

Foreign Currency Translation

        Results of foreign operations are translated into U.S. dollars using average exchange rates during the period, while assets and liabilities are translated into U.S. dollars using the exchange rates as of the

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

balance sheet date. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss).

        Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than the functional currency are included in other (income) expense, net, in the period in which the change occurs.

Stock-Based Compensation

        The Company accounts for stock-based compensation according to applicable accounting guidance, which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This expense is recognized over the applicable vesting period.

Stock Options

        The fair value for stock options is estimated at the date of grant using an option pricing model, which requires management to make certain assumptions based on both historical and current data. The assumptions include expected term of the options, risk-free interest rate, expected volatility, and dividend yield. The expected term represents the expected amount of time that options granted are expected to be outstanding, based on historical and forecasted exercise behavior. The risk-free rate is based on the rate at grant date of zero-coupon U.S. Treasury Notes with a term equal to the expected term of the option. Expected volatility is estimated based on the historical volatility of the Company's stock price. The Company's dividend yield is based on historical data. Forfeitures are estimated at the date of grant based on historical experience.

Restricted Stock and Restricted Stock Units

        The fair value of restricted stock and restricted stock units is based on the closing market price of the Company's common stock on the date of grant. The Company recognizes compensation expense relating to restricted stock and restricted stock units ratably over the vesting period.

Earnings per Share

        Basic earnings per share excludes the dilutive effect of (i) common shares that could potentially be issued due to the exercise of stock options, and (ii) unvested restricted stock and restricted stock units and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share includes the effect of shares and potential shares

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

issued under the stock incentive plans. The following table sets forth the reconciliation from basic to dilutive average common shares:

	December 31,
	2012	2011	2010
	(in thousands)
Weighted-average shares of common stock outstanding—basic	46,635	46,250	45,600
Potentially dilutive shares resulting from stock plans	424	586	371

Weighted-average common shares—diluted	47,059	46,836	45,971

Antidilutive equity awards not included in weighted average common shares-diluted	596	164	1,701

Use of Estimates

        The preparation of the consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results may differ from such estimates.

New Accounting Pronouncements

        In June 2011, the FASB issued amendments to guidance regarding the presentation of comprehensive income. The amendments eliminate the option to present components of other comprehensive income ("OCI") as part of the statement of changes in stockholders' equity. The amendments require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement or in two separate, but consecutive statements. The amendments also require the entity to present on the face of the financial statements any reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments do not change the items that must be reported in OCI, when an item of OCI must be reclassed to net income or the option to present components of OCI either net of related tax effects or before related tax effects. The amendments, excluding the specific requirement to present on the face of the financial statements any reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented which was deferred by the FASB in December 2011, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively. The Company adopted the guidance as of January 1, 2012, except for the deferred requirement to present reclassification adjustments in the statement(s) where the components of net income and the components of OCI are presented. The Company has presented comprehensive income in a single continuous statement.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

3. ACQUISITIONS

        On March 1, 2012, the Company acquired Richard Schultz Design Inc., a designer and manufacturer of outdoor furniture for the residential, hospitality and contract office furniture markets. The closing cash purchase price was approximately $6.0 million. The Company acquired intangible assets, in connection with the acquisition, including the trademark ($2.8 million), customer relationships ($0.2 million), and non-competition agreements ($0.2 million). Goodwill relating to the acquisition was recorded at $3.0 million. Goodwill and the trademark will be tested for impairment at least annually and whenever events or circumstances occur indicating that a possible impairment may have been incurred. Goodwill for tax purposes will be amortized over 15 years. The remaining intangibles acquired (customer relationships and non-competition agreements) were assigned finite useful lives and amortization will be recorded over the economic life of the intangibles.

        On December 30, 2011, the Company acquired substantially all of the assets and liabilities of Filzfelt. Goodwill relating to the acquisition was recorded at $1.3 million and will be tested for impairment at least annually and whenever events or circumstances occur indicating that a possible impairment may have been incurred.

        The results of these acquisitions have been included in the Company's results of operations from the dates of their respective acquisitions. These acquisitions strengthen the Company's portfolio of products that can be offered.

4. RESTRICTED CASH

        Included in the Company's consolidated balance sheet in cash and cash equivalents is $0.3 million of restricted cash at December 31, 2012 and 2011. This $0.3 million bond is held in the United Kingdom in order to defer the payment of duties on imports into United Kingdom.

5. CUSTOMER RECEIVABLES, NET

        Customer receivables are presented net of an allowance for doubtful accounts of $5.5 million and $4.2 million at December 31, 2012 and 2011, respectively. Management performs ongoing credit evaluations of its clients and generally does not require collateral. As of December 31, 2012 and 2011, the U.S. government and agencies thereof, represented approximately 11.3% and 18.8%, respectively, of gross customer receivables.

6. INVENTORIES

	December 31, 2012	December 31, 2011
	(in thousands)
Raw materials	$50,159	$46,399
Work-in-process	7,626	6,926
Finished goods	40,410	35,919

	$98,195	$89,244

        Inventory reserves for obsolescence and other estimated losses were $6.9 million and $7.7 million at December 31, 2012 and 2011, respectively, and have been included in the amounts above.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

7. PROPERTY, PLANT, AND EQUIPMENT

	December 31, 2012	December 31, 2011
	(in thousands)
Land and buildings	$108,841	$106,891
Machinery and equipment	257,665	248,704
Construction in progress	11,886	11,623

Property, plant and equipment	378,392	367,218
Accumulated depreciation	(253,554)	(245,426)

Property, plant and equipment, net	$124,838	$121,792

        Included in construction in progress are computer software costs of $4.7 million and $2.6 million as of December 31, 2012 and December 31, 2011, respectively.

8. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

        Information regarding the Company's other intangible assets are as follows (in thousands):

	December 31, 2012			December 31, 2011
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Indefinite-lived intangible assets:
Trademarks	$216,721	$—	$216,721	$213,881	$—	$213,881
Finite-lived intangible assets:
Various	13,515	(7,738)	5,777	16,859	(10,061)	6,798

Total	$230,236	$(7,738)	$222,498	$230,740	$(10,061)	$220,679

        The Company's amortization expense related to finite-lived intangible assets was $1.0 million, $1.3 million, and $1.4 million for the years ended December 31, 2012, 2011, and 2010, respectively. The expected amortization expense based on the finite-lived intangible assets as of December 31, 2012 is as follows (in thousands):

Estimated Amortization
2013	$746
2014	766
2015	739
2016	687
2017	651

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

8. GOODWILL AND OTHER INTANGIBLE ASSETS, NET (Continued)

        The changes in the carrying amount of goodwill by reportable segment are as follows (in thousands):

	Office Segment	Studio Segment	Coverings Segment	Total
Balance, December 31, 2011	$37,930	$2,206	$36,435	$76,571
Goodwill acquired	—	2,996	—	2,996
Finalization of purchase accounting for prior year acquisition	—	—	524	524
Foreign currency translation adjustment	241	—	—	241

Balance, December 31, 2012	$38,171	$5,202	$36,959	$80,332

9. OTHER CURRENT LIABILITIES

	December 31, 2012	December 31, 2011
	(in thousands)
Accrued employee compensation	$33,974	$36,213
Accrued pension costs	20,645	16,875
Customer deposits	5,899	6,518
Warranty	7,852	8,146
Other	17,648	16,927

Other current liabilities	$86,018	$84,679

10. INDEBTEDNESS

        The Company's long-term debt is summarized as follows (in thousands):

	December 31, 2012	December 31, 2011
Revolving credit facility	$193,000	$212,000

Revolving Credit Facilities

        On February 3, 2012, the Company amended and restated its credit facility, dated June 29, 2007, with a new $450.0 million credit facility maturing on February 3, 2017. The Company may use the line of credit for general corporate purposes, including strategic acquisitions, stock buy-backs and cash dividends. Under the Company's credit agreement dated February 3, 2012, the Company can increase its credit facility by up to $200.0 million subject to certain limitations and satisfaction of certain conditions, including compliance with certain financial covenants.

        Loans made pursuant to the credit facility may be borrowed, repaid and re-borrowed from time to time until February 3, 2017, subject to satisfaction of certain conditions on the date of any such borrowing. Obligations under the credit facility are secured by a first priority security interest in (i) the capital stock of each present and future subsidiary (with limitations on foreign subsidiaries) and (ii) all

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

10. INDEBTEDNESS (Continued)

present and future property and assets of the Company (with various limitations and exceptions). Borrowings under the credit facility bear interest, at the Company's election, at (i) the Eurocurrency Rate (as defined in the credit agreement), plus additional percentage points based on the Company's leverage ratio or (ii) the Base Rate (a rate based on the higher of (a) the prime rate announced from time-to-time by Bank of America, N.A., (b) the Federal Reserve System's federal funds rate, plus .50% or (c) the Eurocurrency Rate plus 1.00%; Base Rate is defined in detail in the credit agreement), plus additional percentage points based on the Company's leverage ratio. The interest rates were 1.96% and 1.15% as of December 31, 2012 and 2011, respectively.

        The credit agreement contains a letter of credit sub facility that allows for the issuance of letters of credit and swing-line loans. Subject to the ability to increase the credit facility by up to $200.0 million as mentioned above, the sum of the outstanding revolver balance plus any outstanding letters of credit and swing-line loans cannot exceed $450.0 million. The amount available for borrowing under the revolving credit facility is reduced by the total outstanding letters of credit and swing-line loans. The Company had letters of credit outstanding totaling $6.3 million and $3.0 million at December 31, 2012 and 2011, respectively.

        The Company is required to pay an annual commitment fee equal to a rate per annum calculated as the product of the applicable rate based upon the Company's leverage ratio as set forth in the credit agreement, times the unused portion of the revolving credit facility. In addition, the Company is required to pay an annual letter of credit fee equal to the applicable rate as set forth in the credit agreement times the daily maximum amount available to be drawn under such letter of credit.

        In addition, the credit agreement also contains various affirmative and negative covenants that among other things, limit, subject to certain exceptions, the incurrence of additional indebtedness in excess of a specified amount in any fiscal year. The Company was in compliance with the credit agreement covenants at December 31, 2012.

Deferred Financing Fees

        In connection with the refinancing of the Company's previous credit facility during the first quarter of 2012, the Company wrote-off $0.5 million of unamortized deferred financing fees associated with the previous credit facility and incurred $2.8 million in new financing fees that will be amortized as a component of interest expense over the life of the new facility through February 2017. Deferred financing fees, net of accumulated amortization, totaled $2.6 million and $0.9 million as of December 31 2012 and 2011, respectively. Amortization expense related to the deferred financing fees, included in interest expense, was $0.6 million for each of the years ended December 31, 2012, 2011, and 2010.

Others

        The Company also has several revolving credit agreements with various European financial institutions. These credit agreements provide credit primarily for overdraft and working capital purposes. As of December 31, 2012, total credit available under such agreements was approximately $11.8 million. There is currently no expiration date on these agreements. The interest rates on borrowings are variable and are based on the monetary market rate that is linked to each country's

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

10. INDEBTEDNESS (Continued)

prime rate. The Company had no outstanding borrowings under the European credit facilities as of December 31, 2012 or 2011.

Interest Paid

        During 2012, 2011, and 2010, the Company made interest payments, including any amounts related to the Company's interest rate swap agreements, totaling $5.4 million, $9.8 million, and $17.0 million, respectively.

11. STOCKHOLDERS' EQUITY

Preferred Stock

        The Company's Certificate of Incorporation authorizes the issuance of 10,000,000 shares of preferred stock with a par value of $1.00 per share. Subject to applicable laws, the Board of Directors is authorized to provide for the issuance of preferred shares in one or more series, for such consideration and with designations, powers, preferences and relative, participating, optional or other special rights and the qualifications, limitations or restrictions thereof, as shall be determined by the Board of Directors. There was no Preferred Stock outstanding as of December 31, 2012 and 2011.

Accumulated Other Comprehensive Income (Loss)

        The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	Beginning Balance	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Ending Balance
December 31, 2010
Pension and other post-retirement liability adjustment	$(24,420)	$4,315	$(2,056)	$2,259	$(22,161)
Foreign currency translation adjustment	21,937	(315)	—	(315)	21,622
Change in the fair value of interest rate swap contracts	(7,744)	8,593	(3,471)	5,122	(2,622)

Accumulated other comprehensive income (loss)	$(10,227)	$12,593	$(5,527)	$7,066	$(3,161)

December 31, 2011
Pension and other post-retirement liability adjustment	$(22,161)	$(18,678)	$7,239	$(11,439)	$(33,600)
Foreign currency translation adjustment	21,622	(2,525)	—	(2,525)	19,097
Change in the fair value of interest rate swap contracts	(2,622)	4,196	(1,574)	2,622	—

Accumulated other comprehensive income (loss)	$(3,161)	$(17,007)	$5,665	$(11,342)	$(14,503)

December 31, 2012
Pension and other post-retirement liability adjustment	$(33,600)	$(20,165)	$7,807	$(12,358)	$(45,958)
Foreign currency translation adjustment	19,097	1,981	—	1,981	21,078

Accumulated other comprehensive income (loss)	$(14,503)	$(18,184)	$7,807	$(10,377)	$(24,880)

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

12. DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swaps

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

        The Company elected to apply hedge accounting to these swap agreements. Changes in the fair value of the effective portion of the interest rate swap agreements was recorded as a component of accumulated other comprehensive income (loss). The net amount received or paid upon quarterly settlements was recorded as an adjustment to interest expense, with a corresponding adjustment in accumulated other comprehensive income (loss).

        The Company had no outstanding interest rate swap contracts as of December 31, 2012 and 2011.

        The effects of derivatives in cash flow hedging relationships for the twelve months ended December 31, 2012, 2011, and 2010 were as follows (in thousands):

Derivatives in Cash Flow Hedge Relationship	Before—Tax Loss Recognized in OCI on Derivatives (Effective Portion)	Locations of Loss Reclassified from AOCI into Income (Effective Portion)	Before—Tax Loss Reclassified from AOCI into Income (Effective Portion)	Locations of Loss Recognized in Income on Derivatives (Ineffective Portion)	Before—Tax Loss Recognized in Income on Derivatives (Ineffective Portion)
December 31, 2012
Interest rate swap contracts	$—		$—		$—

Total	$—	Interest Expense	$—	Other (income) expense, net	$—

December 31, 2011
Interest rate swap contracts	$41		$4,237		$—

Total	$41	Interest Expense	$4,237	Other (income) expense, net	$—

December 31, 2010
Interest rate swap contracts	$2,868	Interest Expense	$10,284	Other (income) expense, net	$1,177

Total	$2,868		$10,284		$1,177

        The Company will continue to review its exposure to interest rate fluctuations and evaluate whether it should manage such exposure through derivative transactions.

Foreign Currency Contracts

        From time to time, the Company enters into foreign currency forward exchange contracts and foreign currency option contracts to manage its exposure to foreign exchange rates associated with short-term operating receivables of a Canadian subsidiary that are payable by the U.S. operations. The

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

12. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

terms of these contracts are generally less than a year. Changes in the fair value of such contracts are reported in earnings as a component of other (income) expense, net. The Company did not enter into any foreign currency contracts during 2012 or 2010. There were no outstanding exchange rate contracts as of December 31, 2012 or 2011.

        During 2011, the Company entered into multiple foreign currency contracts. The effect of derivatives not designated as hedging instruments for the twelve months ended December 31, 2011 was as follows (in thousands):

Derivatives Not Designanted as Hedging Instruments	Locations of (Gain) Loss Recognized in Income on Derivative	2011
Foreign currency contracts	Other (income) expense, net	$(1,153)

Total		$(1,153)

13. CONTINGENT LIABILITIES AND COMMITMENTS

Litigation

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

Collective Bargaining

        At December 31, 2012, the Company employed a total of 3,211 people. Approximately 12.3% of the employees were represented by unions at December 31, 2012. The Grand Rapids, Michigan plant is the only unionized plant within the U.S. and has an agreement with the Carpenters Union, Local 1615, of the United Brotherhood of Carpenters and Joiners of America, Affiliate of the Carpenters Industrial Council (the Union), covering approximately 197 hourly employees. The Collective Bargaining Agreement expires April 30, 2015. Approximately 199 workers in Italy are also represented by unions.

Warranty

        Changes in the Company's warranty reserve during the years ended December 31, 2012, 2011, and 2010 were as follows:

	2012	2011	2010
	(in thousands)
Balance, beginning of the year	$8,146	$8,090	$9,773
Provision for warranty claims	6,488	7,007	4,808
Warranty claims paid	(6,887)	(6,950)	(6,478)
Increase due to acquisition	106	—	—
Foreign currency translation adjustment	(1)	(1)	(13)

Balance, end of the year	$7,852	$8,146	$8,090

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

14. INCOME TAXES

        Income before income tax expense consists of the following:

	2012	2011	2010
	(in thousands)
U.S. operations	$59,478	$67,379	$32,123
Foreign operations	18,858	21,447	8,724

Total	$78,336	$88,826	$40,847

        Income tax expense is comprised of the following:

	2012	2011	2010
	(in thousands)
Current:
Federal	$16,766	$16,794	$1,488
State	3,240	3,561	1,426
Foreign	3,936	7,900	2,834

Total current:	23,942	28,255	5,748
Deferred
Federal	$2,934	$4,087	$7,044
State	608	695	420
Foreign	851	(2,222)	(389)

Total deferred	4,393	2,560	7,075

Income tax expense	$28,335	$30,815	$12,823

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

14. INCOME TAXES (Continued)

        The following table sets forth the tax effects of temporary differences that give rise to the deferred tax assets and liabilities:

	December 31, 2012	December 31, 2011
	(in thousands)
Deferred tax assets
Accounts receivable, principally due to allowance for doubtful accounts	$1,986	$1,514
Inventories	3,340	2,762
Net operating loss carryforwards	8,433	8,888
Accrued pension	31,544	26,924
Stock-based compensation	4,966	7,343
Compensation-related accruals	3,209	3,103
Warranty	2,781	3,459
Obligation for postretirement benefits other than pension	4,187	4,467
Accrued liabilities and other items	4,755	4,037

Gross deferred tax assets	65,201	62,497
Valuation allowance	(7,798)	(7,385)

Net deferred tax assets	57,403	55,112

Deferred tax liabilities:
Intangibles	84,518	82,841
Plant and equipment	11,206	11,361

Gross deferred tax liabilities	95,724	94,202

Net deferred tax liabilities	$(38,321)	$(39,090)

        Income taxes paid, net of refunds received, by the Company during 2012, 2011, and 2010 totaled $26.7 million, $13.5 million, and $0.5 million respectively.

        As of December 31, 2012, the Company had net operating loss carryforwards totaling approximately $31.2 million in the United Kingdom, Germany, and Italy. The net operating loss carryforwards may be carried forward for a period of 5 years in Italy and indefinitely in the United Kingdom and Germany. The Company provides a valuation allowance against certain net foreign deferred tax assets (principally the net operating loss carryforwards) due to the uncertainty that they can be realized.

        During 2012, the Company increased the valuation allowance by $0.6 million in connection with the benefits associated with net operating loss carry forwards that the Company concluded would not be realized. This entire amount was reflected as a foreign deferred income tax expense for the current year.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

14. INCOME TAXES (Continued)

        The following table sets forth a reconciliation of the statutory federal income tax rate to the effective income tax rate:

	2012	2011	2010
Federal statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) in the tax rate resulting from:
State taxes, net of federal effect	3.2	3.0	2.1
Effect of tax rates of other countries	(0.5)	(2.2)	(0.7)
Foreign Tax Credit-Amended Returns	—	—	(6.9)
Section 199 deduction	(1.5)	(1.7)	(0.4)
Change in Contingency Reserve	(1.9)	—	—
Other	1.9	0.6	2.3

Effective tax rate	36.2%	34.7%	31.4%

        During the second quarter of 2010, the Company filed amended Federal Income Tax Returns in order to claim Foreign Tax Credits for the years 2005 through 2008. The Company realized a $2.8 million benefit, during the year ended December 31, 2010 as a result of the filing of these amended returns. During the fourth quarter of 2012, the Company received the refund claimed.

        The Company has not made provisions for U.S. federal and state income taxes as of December 31, 2012 on approximately $117.2 million of foreign earnings that are expected to be reinvested indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. federal and state income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

        As of December 31, 2012 and 2011, the Company had unrecognized tax benefits of approximately $1.2 million and $2.0 million, respectively. The entire amount of the unrecognized tax benefits would reduce the effective tax rate if recognized.

        The following table summarizes the activity related to our unrecognized tax benefits during 2012, 2011, and 2010:

	2012	2011	2010
	(in thousands)
Balance, beginning of the year	$2,044	$1,953	$1,821
Additions for tax position related to the current year	125	189	112
Additions for tax position related to the prior year	191	—	69
Decreases for tax position related to the prior year	(1,102)	—	(46)
Prior year reductions
Settlements with taxing authorities	—	—	(47)
Lapse of statute of limitations	(106)	(137)	(119)
Change in exchange rate	—	39	163

Balance, end of the year	$1,152	$2,044	$1,953

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

14. INCOME TAXES (Continued)

        As a result of the decrease in unrecognized tax benefits during the year ended December 31, 2012, the Company reduced the accrual for interest and penalties by $0.6 million, net of deferred taxes. During 2011 and 2010, the Company recognized approximately $0.1 million of interest and penalties, net of deferred taxes. The Company has accrued approximately $0.1 million for the payment of interest and penalties at December 31, 2012, and $0.7 million for the payment of interest and penalties at December 31, 2011.

        As of December 31, 2012, the Company is subject to U.S. Federal Income Tax examination for the tax years 2009 through 2012, and to non-U.S. income tax examination for the tax years 2004 to 2012. In addition, the Company is subject to state and local income tax examinations for the tax years 2004 through 2012.

        There are no tax positions included in unrecognized tax benefits at December 31, 2012 for which it is reasonably possible that the total amounts could significantly change during the next twelve months.

15. LEASES

        The Company has commitments under operating leases for certain machinery and equipment as well as manufacturing, warehousing, showroom and other facilities used in its operations. Some of the leases contain renewal provisions and generally require the Company to pay certain operating expenses, including utilities, insurance and taxes, which are subject to escalation. At times the Company enters into lease agreements which contain a provision for cash abatements related to certain leasehold improvements. These abatements are recognized on a straight-line basis as a reduction to rent expense over the lease term. The unamortized portions as of December 31, 2012 and 2011 were $4.8 million and $4.4 million, respectively. During the third quarter of 2012, the Company entered into a new lease agreement to move the location of its New York City showroom and offices. The lease term commenced in December 2012 and ends August 2025. As a result of this new lease, there will be an approximately $1.5 million per year increase in rent expense in future periods. Total rent expense for 2012, 2011, and 2010 was $15.9 million, $16.0 million, and $15.8 million, respectively. Future minimum rental payments required, excluding maintenance and other miscellaneous charges, under those operating leases are as follows (in thousands):

Future Minimum Rental Payments
2013	$14,136
2014	11,765
2015	13,324
2016	12,192
2017	10,562
Subsequent years	42,456

Total minimum lease payments	$104,435

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

16. PENSION AND OTHER POSTRETIREMENT BENEFITS

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

        Both the pension plans and the other postretirement benefit plans were modified during the year ended December 31, 2011. Participants who had 70 or greater points (age plus completed years of service) could elect to stay in the pension and accrue additional benefits or receive the Company's 401K match which was reinstated as of January 1, 2012. Those with less than 70 points were removed from the pension plan and will not accrue any additional benefits after December 31, 2011. However, these individuals will receive the Company's 401K match commencing in 2012. The Company's other postretirement benefit plans are in the process of being eliminated. As a result of these modifications to the post retirement benefit plans, the Company recorded a $5.4 million curtailment benefit during the year ended December 31, 2011.

        The year-end status of these plans was as follows (in thousands):

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Change in projected benefit obligation:
Projected benefit obligation at December 31	$232,442	$196,820	$11,885	$26,783
Service cost	7,209	10,634	50	476
Interest cost	11,819	11,211	457	1,114
Plan Amendments	—	—	—	(12,218)
Participant contributions	15	137	—	699
Actuarial loss (gain)	31,551	23,180	(292)	(2,939)
Benefits paid	(4,620)	(4,179)	433	(2,030)
Liability gain due to Curtailment	—	(5,361)	(1,387)	—

Projected benefit obligation at December 31	$278,416	$232,442	$11,146	$11,885

Accumulated benefit obligation, December 31	$271,116	$226,051	$—	$—

Change in plan assets:
Fair value of plan assets at December 31	$159,231	$152,015	$—	$—
Actual return on plan assets	21,888	1,277	—	—
Employer contributions	16,875	9,981	954	1,331
Participant contributions	15	137	433	699
Benefits paid	(4,620)	(4,179)	(1,387)	(2,030)

Fair value of plan assets at December 31	$193,389	$159,231	$—	$—

Funded status	$(85,027)	$(73,211)	$(11,146)	$(11,885)

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

16. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

        Assumptions used in computing the benefit obligation as of December 31, 2012 and 2011 were as follows:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Discount rate	4.30 - 4.40%	5.10 - 5.15%	2.25 - 4.25%	3.40 - 5.05%
Expected return on plan assets	7.10	7.10	N/A	N/A
Rate of compensation increase	2.50	2.50	N/A	N/A

        The following table presents the fair value of the Company's pension plan investments as of December 31, 2012 and 2011 (in thousands).

	Level 1	Level 2	Level 3	Total
Equity Securities
U.S. equity securities	$99,840	—	—	$99,840
Non-U.S. equity securities	18,565	—	—	18,565
Debt Securities
Fixed income funds and cash investment funds	74,984	—	—	74,984

December 31, 2012	$193,389	—	—	$193,389

Equity Securities
U.S. equity securities	$79,773	—	—	$79,773
Non-U.S. equity securities	14,282	—	—	14,282
Debt Securities
Fixed income funds and cash investment funds	65,176	—	—	65,176

December 31, 2011	$159,231	—	—	$159,231

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

16. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

        See Note 21 of the consolidated financial statements for the description of the levels of the fair value hierarchy.

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
	(in thousands)
Amounts recognized in the consolidated balance sheet consist of:
Current liabilities	$(20,645)	$(16,875)	$(1,141)	$(1,229)
Noncurrent liabilities	(64,382)	(56,336)	(10,005)	(10,656)

Net amount recognized	$(85,027)	$(73,211)	$(11,146)	$(11,885)

Amounts recognized in accumulated other comprehensive income before taxes:
Net actuarial loss	$79,996	$61,918	$3,263	$4,539
Prior service cost (benefit)	25	39	(8,418)	(11,793)

Net amount recognized	$80,021	$61,957	$(5,155)	$(7,254)

        The following table sets forth other changes in the benefit obligation recognized in other comprehensive income for the Company's pension and other postretirement benefits plans (in thousands):

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Net actuarial (gain)/loss	$22,187	$29,546	$(292)	$(2,939)
Prior service cost/(credit)	—	—	—	(12,218)
Amortization of:
Prior service cost/(credit)	(14)	(101)	3,375	7,268
Actuarial (gain)/loss	(4,108)	(1,996)	(983)	(882)

Total recognized in OCI	$18,065	$27,449	$2,100	$(8,771)

        The estimated net actuarial loss, and prior service cost, for the defined benefit pension plans included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2013 is $8,623,000 and $14,000, respectively.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

16. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

        The following table sets forth the components of the net periodic benefit cost for the Company's pension and other postretirement benefits plans (in thousands):

	Pension Benefits			Other Benefits
	2012	2011	2010	2012	2011	2010
Service cost	$7,209	$10,634	$10,401	$50	$476	$452
Interest cost	11,819	11,211	10,811	457	1,114	1,481
Expected return on plan assets	(12,523)	(13,008)	(11,671)	—	—	—
Amortization of prior service cost	14	32	61	(3,375)	(1,754)	(1,205)
Recognized actuarial loss	4,108	1,996	1,058	983	882	553
Curtailment (benefit) expense	—	69	—	—	(5,514)	(338)

Net periodic benefit cost	$10,627	$10,934	$10,660	$(1,885)	$(4,796)	$943

        Assumptions used to determine net periodic benefit cost for the years ended December 31, 2012, 2011, and 2010 were as follows:

	Pension Benefits			Other Benefits
	2012	2011	2010	2012	2011	2010
Discount rate	5.10 - 5.15%	4.95 - 5.75%	6.10%	3.40 - 5.05%	3.50 - 4.65%	6.10%
Expected return on plan assets	7.10	8.20	8.15	N/A	N/A	N/A
Rate of compensation increase	2.50	2.50	4.00	N/A	N/A	N/A

        The expected long-term rate of return on assets is based on management's expectations of long-term average rates of return to be earned on the investment portfolio. In establishing this assumption, management considers historical and expected returns for the asset classes in which the plan assets are invested.

        For purposes of measuring the benefit obligation associated with the Company's other postretirement benefit plans as of December 31, 2012, as well as the assumed rate for 2013, an 8.00% annual rate of increase in the per capita cost of covered health care benefits was assumed and a 7.00% annual rate of increase in the per capita cost of covered prescription drug benefits was assumed. The rates were then assumed to decrease to an ultimate rate of 5% for 2019 and 2017, respectively, and thereafter. For purposes of measuring the net periodic benefit cost for 2012 associated with the Company's other postretirement benefits plans, an 8.50% annual rate of increase in the per capita cost of covered medical benefits was assumed (both medical and prescription drug). The rate was then assumed to decrease to an ultimate rate of 5% for 2018 for the medical plan and 2019 for the prescription drug plan and thereafter. Increasing the assumed health care cost trend rate by 1.0% would increase the benefit obligation as of December 31, 2012 by $313,000 and increase the aggregate of the service and interest cost components of net periodic benefit cost for 2012 by $18,000. Decreasing the assumed health care cost trend rate by 1.0% would decrease the benefit obligation as of December 31, 2012 by $305,000 and decrease the aggregate of the service and interest cost components of net periodic benefit cost for 2012 by $18,000.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

16. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

        The Company's pension plans' weighted-average asset allocations as of December 31, 2012 and 2011, by asset category were as follows:

	Plan Assets at December 31,
	2012	2011
Asset Category:
Temporary investment funds	3%	4%
Equity investment funds	61	59
Fixed income funds	36	37

Total	100%	100%

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

        The Company expects to contribute $20.6 million to its pension plans and approximately $1.1 million to its other postretirement benefit plans in 2013. Estimated future benefit payments under the pension and other postretirement plans are as follows:

	Pension Benefits	Other Benefits
	(in thousands)
2013	$6,124	$1,141
2014	7,134	1,224
2015	8,252	1,212
2016	9,439	1,068
2017	10,747	946
2018 - 2022	76,037	3,486

        The Company also sponsors a 401(k) retirement savings plan for all U.S. employees. Under this plan, participants may defer a portion of their earnings up to the annual contribution limits established by the Internal Revenue Service. For associates who do not participate in the Company's pension plans, the plan allows for the Company to make a fixed matching contribution of 50.0% of participant contributions up to the first 6.0% of compensation for both nonunion and union employees; however, matching contributions were suspended in 2011 and 2010. The fixed matched was reinstated beginning January 1, 2012. For participants who are union or nonunion employees and no longer participate in a Knoll pension plan, the plan also provides for a discretionary employer contribution based on the

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

16. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

Company's profits, as determined by the Company's board of directors. In addition, the plan also provides for an additional employer contribution for individuals who are nearing retirement age and no longer participate in a Knoll pension plan. The plan also provides that the Company may make discretionary contributions of common stock to participant accounts on behalf of all actively employed U.S. participants. Company contributions generally vest ratably over a five-year period. A Knoll common stock fund consisting of 1,000,000 shares of common stock into which participants may invest the compensation they elect to defer was established on December 14, 2004. Participant contributions into the Knoll common stock fund are generally limited to no more than 10% of their total account balance in the plan. Participant contributions in the Knoll common stock fund may be transferred into other investment alternatives or distributed in the form of shares of Knoll common stock if so invested at the time of distribution.

        The Company's total expense under the 401(k) plan for U.S. employees was $3.0 million for 2012. In 2011 and 2010, the Company did not match any 401(k) contributions.

        Employees of the Canadian, Belgium and United Kingdom operations participate in defined contribution pension plans sponsored by the Company. The Company's expense related to these plans for 2012, 2011, and 2010 was $1.3 million, $1.2 million, and $1.1 million, respectively.

17. STOCK PLANS

        As of December 31, 2012, the Company sponsors two stock incentive plans under which awards denominated or payable in shares or options to purchase shares of Knoll common stock may be granted to officers, certain other employees, directors and consultants of the Company. In May 2007, the Company approved the 2007 Stock Incentive Plan which authorized the issuance of 2,000,000 shares of common stock. As of December 31, 2012, 25,857 shares remained available for issuance under this plan. In May of 2010, the Company approved the 2010 Stock Incentive Plan which authorized the issuance of 2,000,000 shares of common stock. As of December 31, 2012, 1,632,662 shares remained available for issuance under this plan.

        A Stock Option Committee currently consisting of the Compensation Committee of the Company's Board of Directors ("Stock Option Committee") has sole discretion concerning administration of the plans, including selection of individuals to receive awards, types of awards, the terms and conditions of the awards and the time at which awards will be granted.

Restricted Stock and Restricted Stock Units

        In 2007, the Company granted restricted stock awards to certain key employees aggregating 360,000 shares of common stock. These awards provided for the delivery of shares of common stock to award recipients upon the satisfaction of certain vesting requirements. The Company determined the fair value of the shares on the date of grant and recognized compensation expense ratably over the vesting period. These awards are all vested as of December 31, 2012.

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

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

17. STOCK PLANS (Continued)

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

        In 2009, the Company granted restricted stock awards to the Company's Board of Directors aggregating 40,818 shares of common stock. These awards provided for the delivery of shares of common stock to award recipients upon the satisfaction of certain vesting requirements. These shares vested one-third over each of the subsequent three years, without regard to operating profit targets. The Company determined the fair value of the shares on the date of grant and recognized compensation expense ratably over the vesting period. In certain conditions vesting may be accelerated as defined in the restricted share agreements.

        In 2010, the Company granted restricted stock awards to the Company's Board of Directors aggregating 25,446 shares of common stock. These awards provide for the delivery of shares of common stock to award recipients upon the satisfaction of certain vesting requirements. These shares vest one-third over each of the subsequent three years, without regard to operating profit targets. The Company determined the fair value of the shares on the date of grant and is recognizing compensation expense ratably over the vesting period. In addition, the Company granted 25,000 restricted stock awards to a certain key employee. These shares cliff vest on the third anniversary of the grant date. In certain conditions vesting may be accelerated as defined in the restricted share agreements. The Company determined the fair value of the shares on the date of grant and is recognizing compensation expense ratably over the vesting period.

        In 2011, the Company granted restricted stock awards to certain key employees and the Company's Board of Directors aggregating 762,004 shares of common stock. These awards provide for the delivery of shares of common stock to award recipients upon the satisfaction of certain vesting requirements. 748,000 of these shares vested as to one-third of the shares underlying each award since Knoll's operating profit was equal to $77 million. An additional one-third would have vested if Knoll's annual operating profit was equal to $92 million. In any event, the awards will fully vest on the third anniversary of the date of grant. The remaining 14,004 shares granted in 2011 will vest as to one-third over each of the subsequent three years, without regard to operating targets. In certain conditions vesting may be accelerated as defined in the restricted share agreements. The Company determined the fair value of the shares on the date of grant and is recognizing compensation expense ratably over the vesting period.

        In 2012, the Company granted restricted stock awards to certain key employees and the Company's Board of Directors aggregating 315,030 shares of common stock. These awards provide for the delivery of shares of common stock to award recipients upon the satisfaction of certain vesting requirements. 292,500 of these awards cliff vest on the third anniversary of the grant date. 22,530 of these awards will vest as to the one-third over each of the subsequent three years, without regard to operating targets. In

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

17. STOCK PLANS (Continued)

certain conditions vesting may be accelerated as defined in the restricted share agreements. In addition, during 2012 the Company granted 110,000 restricted stock units to certain key employees. These awards provide for the delivery of shares of common stock to award recipients upon the satisfaction of certain vesting requirements. 90,000 of these awards vest as to one-sixth over each of the subsequent six years, without regard to operating targets. 20,000 of these awards cliff vest on the third anniversary of the grant date. In certain conditions vesting may be accelerated as defined in the restricted unit agreements. The Company determined the fair value of the awards on the date of grant and is recognizing compensation expense ratably over the vesting period.

        The following table summarizes the Company's restricted stock and restricted stock units activity during the year:

	Restricted Stock	Weighted Average Fair Value	Restricted Stock Units	Weighted Average Fair Value
Outstanding at December 31, 2011	1,386,552	$18.69	—	$—
Granted	315,030	15.98	110,000	14.04
Forefeited	(10,166)	18.91	—	—
Vested	(625,427)	18.89	—	—

Outstanding at December 31, 2012	1,065,989	$17.77	110,000	$14.04

Stock Options

        The Company recognizes compensation expense using the graded vesting attribution method which treats each option grant as multiple grants each with its own requisite service period.

        In 2009, the Company granted 935,000 stock options to certain key employees of the Company. These options vest ratably over a four-year period on the anniversary of the grant date. The contractual life of these options is 7 years. In addition, the options have accelerated vesting provisions upon a change of control of the Company.

        In 2012, the Company granted 20,000 stock options to certain key employees of the Company. These options vest ratably over a five-year period on the anniversary of the grant date. The contractual life of these options is 10 years. In addition, the options have accelerated vesting provisions upon a change of control of the Company. The grant-date fair value of these options granted was $6.26 based on the following assumptions used in the Black Scholes option pricing model:

Expected volatility	51%
Expected dividend yield	2.50%
Expected term (in years)	6
Risk-free interest rate	1.36%
Exercise price	$15.98

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

17. STOCK PLANS (Continued)

        The following table summarizes the Company's stock option activity for the preceding three years.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	3,407,761	$13.75		$—
Exercised	(790,596)	12.20		905,051
Forfeited	(112,064)	14.20		35,192

Outstanding at December 31, 2010	2,505,101	$14.22	4.47	$7,742,565

Exercisable at December 31, 2010	1,683,101	$15.67	3.72	$2,961,443

Outstanding at December 31, 2010	2,505,101	$14.22		$7,742,565
Exercised	(878,658)	14.97		4,731,919
Forfeited	(86,250)	13.54		565,800

Outstanding at December 31, 2011	1,540,193	$13.83	4.35	$3,631,381

Exercisable at December 31, 2011	1,062,193	$15.28	4.06	$1,597,081

Outstanding at December 31, 2011	1,540,193	$13.83		$3,631,381
Granted	20,000	15.98		—
Exercised	(93,839)	11.09		426,278
Expired	(37,070)	16.34		37,070
Forfeited	(65,000)	16.76		76,425

Outstanding at December 31, 2012	1,364,284	$13.84	3.53	$3,686,098

Exercisable at December 31, 2012	1,120,284	$14.46	3.34	$2,608,058

        The following table summarizes information regarding stock options outstanding and exercisable at December 31, 2012:

	Options Outstanding			Options Exercisable
Ranges of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$10.24 - $15.00	1,014,784	3.48	$11.73	790,784	$12.06
$15.01 - $18.77	194,500	3.31	17.81	174,500	18.02
$18.78 - $23.47	155,000	4.11	22.68	155,000	22.68

$10.24 - $23.47	1,364,284	3.53	$13.84	1,120,284	$14.46

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

17. STOCK PLANS (Continued)

        A summary of the status of the Company's non-vested options as of December 31, 2012, and changes during the year ended December 31, 2012, is presented below.

	Number of Options	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2011	478,000	$4.26
Granted	20,000	6.26
Vested	(234,000)	4.24
Forfeited	(20,000)	4.32

Nonvested at December 31, 2012	244,000	$4.43

        The total fair value of options vested during the years 2012, 2011, and 2010 was $1.0 million, $1.4 million, and $1.5 million, respectively.

        Compensation costs related to stock-based compensation for the years ended December 31, 2012, 2011, and 2010 totaled $10.4 million pre-tax ($6.6 million after-tax), $9.7 million pre-tax ($5.9 million after-tax), and $9.2 million pre-tax ($5.6 million after-tax), respectively, and are included within selling, general, and administrative expenses.

        At December 31, 2012 and December 31, 2011, the total compensation cost related to non-vested awards not yet recognized equaled $12.9 million and $16.8 million, respectively, including $0.3 million and $0.6 million for stock options, respectively, and $12.7 million and $16.2 million for restricted stock awards and restricted stock units, respectively. The weighted average remaining period over which the cost is to be recognized is 1.5 years.

Other Stock-Based Compensation Plans

        On December 31, 2011 the Company terminated its Employee Stock Purchase Plan (ESPP) whereby employees of the Company were able to purchase shares of Knoll common stock at a discounted rate. The discount rate was 5% off the average of the high and low sale price per share on the last trading day of the purchase period. Employees were able to contribute 1-10% of their eligible gross pay up to a $25,000 annual stock value limit. In 2011 and 2010 employees purchased 2,567 and 3,251 shares, respectively, in accordance with the terms of the ESPP.

18. SEGMENT AND GEOGRAPHIC REGION INFORMATION

        Accounting Standards Codification 280, Segment Reporting, defines that a segment for reporting purposes is based on the financial performance measures that are regularly reviewed by the "Chief Operating Decision Maker" to assess segment performance and to make decisions about a public entity's allocation of resources. Based on this guidance, the Company reports its segment results based on the following reportable segments: (i) Office; (ii) Studio; and (iii) Coverings. The Office segment serves corporate, government, healthcare, retail and other customers in the United States and Canada providing a portfolio of office furnishing solutions including systems, seating, storage, and KnollExtra ergonomic accessories, and other products. The Studio segment includes KnollStudio®, Knoll Europe

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

18. SEGMENT AND GEOGRAPHIC REGION INFORMATION (Continued)

which sells primarily KnollStudio® products, and Richard Schultz® Design. The KnollStudio® portfolio includes a range of lounge seating; side, café and dining chairs; barstools; and conference, dining and occasional tables. Richard Schultz® Design provides high quality outdoor furniture. The Coverings segment includes, KnollTextiles®, Spinneybeck®, Edelman®Leather and FilzfeltTM. These businesses serve a wide range of customers offering high quality textiles, felt, and leather.

        The following information below categorizes certain financial information into the above noted segments for the years ended December 31, 2012, 2011, and 2010 (in thousands)

	2012	2011	2010
SALES
Office	$633,321	$664,132	$562,304
Studio	147,550	152,724	151,917
Coverings	106,628	105,344	95,246

Knoll, Inc.	$887,499	$922,200	$809,467

INTERSEGMENT SALES(1)
Office	$1,727	$2,148	$2,113
Studio	5,299	5,953	5,845
Coverings	9,591	9,780	9,775

Knoll, Inc.	$16,617	$17,881	$17,733

DEPRECIATION AND AMORTIZATION
Office	$13,409	$14,259	$15,995
Studio	2,055	2,124	1,897
Coverings	1,083	1,355	1,569

Knoll, Inc.	$16,547	$17,738	$19,461

OPERATING PROFIT
Office	$48,639	$46,614	$32,628
Studio	21,786	23,022	20,880
Coverings	17,476	22,686	18,381

Subtotal	87,901	92,322	71,889
Restructuring and other charges—primarily Office	—	696	7,565
Curtailment benefit	—	5,445	338

Knoll, Inc.(2)	$87,901	$97,071	$64,662

CAPITAL EXPENDITURES, NET
Office	$14,251	$14,142	$7,072
Studio	1,871	1,009	958
Coverings	423	24	282

Knoll, Inc.	16,545	15,175	8,312

(1)
Intersegment sales are presented on a cost plus basis which takes into consideration the effect of transfer prices between legal entities.

(2)
The Company does not allocate interest expense or other (income) expense, net to the reportable segments.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

18. SEGMENT AND GEOGRAPHIC REGION INFORMATION (Continued)

        Many of the Company's facilities manufacture products for all three reporting segments. Therefore, it is impractical to disclose asset information on a segment basis.

        The Company's net sales by product category were as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Office Systems	$424,405	$440,395	$353,536
Seating	102,523	112,098	112,305
Files and Storage	77,695	85,404	72,475
Studio	147,550	152,724	151,917
Coverings	106,628	105,344	95,246
Other	28,698	26,235	23,988

Total	$887,499	$922,200	$809,467

        The Company markets its products in the United States and internationally, with its principal international markets being Canada and Europe. The table below contains information about the geographical areas in which the Company operates. Sales to clients are attributed to the geographic areas based on the origin of sale.

	United States	Canada	Europe	Consolidated
	(in thousands)
2012
Sales to clients	$774,654	$40,669	$72,176	$887,499
Property, plant, and equipment, net	80,953	29,064	14,821	124,838
2011
Sales to clients	$797,834	$44,225	$80,141	$922,200
Property, plant, and equipment, net	77,230	29,110	15,452	121,792
2010
Sales to clients	$688,914	$34,267	$86,286	$809,467
Property, plant, and equipment, net	75,228	31,435	15,556	122,219

        A number of U.S., state and local governmental agencies purchase the Company's products, primarily from the Office segment. Sales to these entities and agencies amounted to approximately $143.7 million in 2012, $180.1 million in 2011, and $189.5 million in 2010.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

19. OTHER (INCOME) EXPENSE, NET

        The components of other (income) expense, net are as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Foreign exchanges transaction (gain) loss	$2,834	$(2,669)	$5,525

Unrealized loss on derivatives	—	—	1,177

Write-off of deferred financing fees	477	—	—

Other	(96)	1,161	(323)

Other (income) expense, net	$3,215	$(1,508)	$6,379

20. RESTRUCTURING CHARGES

        On March 18, 2010, the Company announced a restructuring plan to better align its North America manufacturing footprint with demand while further focusing the particular manufacturing activities of its Office segment production facilities. The Company elected to undergo this restructuring in order to better utilize its manufacturing capacity, eliminate duplication of capabilities and reduce associated costs. In connection with the plan, the Company recorded restructuring charges of approximately $0.8 million and $7.6 million in 2011 and 2010, respectively. These charges included $3.9 million of employee termination costs, $3.0 million of costs associated with the write-off of fixed assets that had no future benefit, and $1.5 million of costs associated with facility realignment. The Company made cash payments, in connection with this plan of $0.2 million, $2.1 million and $3.0 million during 2012, 2011, and 2010, respectively. As of December 31, 2011, the restructuring accrual was approximately $0.2 million. The plan was completed as of December 31, 2012.

21. FAIR VALUE MEASUREMENTS

Fair Value

        Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Accounting Standards Codification 820, "Fair Value Measurements and Disclosures," established a hierarchy that prioritizes fair value measurements based on types of inputs used for the various valuation techniques (market approach, income approach, and cost approach). The hierarchy is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

21. FAIR VALUE MEASUREMENTS (Continued)

reporting entity's pricing based upon their own market assumptions. The Company uses the following valuation techniques to measure fair value for its financial assets and financial liabilities:

Level 1	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2
Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.
Level 3	Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

Financial Instruments

        The fair value of the Company's cash and cash equivalents, accounts receivable and accounts payable approximate carrying value due to their short maturities.

        The fair value of the Company's long-term debt approximates its carrying value, as it is variable rate debt and the current terms are comparable to market terms as of the balance sheet dates and are classified as Level 2.

22. QUARTERLY RESULTS (UNAUDITED)

        The following tables contain selected unaudited Consolidated Statements of Operations and Comprehensive Income data for each quarter for the years ended December 31, 2012 and 2011. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(in thousands, except per share data)
2012
Sales	$196,662	$221,018	$219,794	$250,026	$887,499	(1)
Gross Profit	63,053	74,407	74,216	82,675	294,350	(1)
Net Income	7,257	13,055	12,197	17,492	50,001
Earning per shares—Basic	$0.16	$0.28	$0.26	$0.37	$1.07
Earnings per share—Diluted	$0.15	$0.28	$0.26	$0.37	$1.06
2011
Sales	$220,858	$238,650	$239,543	$223,148	$922,200	(1)
Gross Profit	68,401	76,493	78,851	70,650	294,397	(1)
Net Income	9,202	12,975	18,389	17,443	58,011	(1)
Earning per shares—Basic	$0.20	$0.28	$0.40	$0.38	$1.25	(1)
Earnings per share—Diluted	$0.20	$0.28	$0.39	$0.37	$1.24

(1)
Results do not add due to rounding.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

23. SUBSEQUENT EVENTS

        On February 8, 2013, under the Company's Stock Incentive Plans, the Company granted 302,056 restricted stock awards. 22,056 of these awards were granted to the Company's Board of Directors and vest one-third over each of the next three years. 280,000 of these awards were granted to certain key employees and cliff vest on the third anniversary of the grant date. In certain conditions vesting may be accelerated as defined in the restricted share agreements. The Company determined the fair value of the shares on the date of grant and is recognizing compensation expense ratably over the vesting period.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None

ITEM 9A.    CONTROLS AND PROCEDURES

        Evaluation of disclosure controls and procedures.    We, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report (December 31, 2012) ("Disclosure Controls"). Based upon the Disclosure Controls evaluation, our principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

        Our management assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2012. Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2012; their report is included elsewhere in this Form 10-K filing.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Knoll, Inc.

        We have audited Knoll, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Knoll, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's annual report on internal control over financial reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Knoll, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Knoll, Inc. as of December 31, 2012 and 2011 and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012 of Knoll, Inc. and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 1, 2013

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by Item 10 relating to directors, director nominees and executive officers of the registrant is incorporated by reference from the information under the captions "Board of Directors," "Election of Directors," "Executive Officers," "Board Meetings and Committees," "Code of Ethics," and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in our Proxy Statement for our 2013 Annual Meeting of Stockholders (the "Proxy Statement").

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

	Equity Compensation Plan Information As of December 31, 2012
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Shares Remaining for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	1,364,284	$13.84	1,658,519
Equity compensation plans not approved by security holders	—	—	—

Total	1,364,284		1,658,519

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

(a)
Documents filed as part of this Form 10-K:

(1)
CONSOLIDATED FINANCIAL STATEMENTS (ITEM 8)

•
Consolidated Balance Sheets as of December 31, 2012 and 2011

•
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2012, 2011, and 2010.

•
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2012, 2011, and 2010.

•
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011, and 2010.

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

(3)
EXHIBITS

Exhibit Number		Description
3.1	(a)	Amended and Restated Certificate of Incorporation of Knoll, Inc.

3.2	(p)	Amended and Restated By-Laws of Knoll, Inc.

4.1		Form of Stock Certificate.

10.1	(b)	Amended and Restated Credit Agreement, dated as of February 3, 2012, by and among Knoll, Inc., the domestic subsidiaries of Knoll, Inc., Bank of America, N.A., Merrill Lynch, Pierce, Fenner and Smith Incorporated, J.P. Morgan Securities LLC, J.P. Morgan Chase Bank, N.A., and the other lenders party thereto.

10.2	(g)*	Amended and Restated Employment Agreement, executed March 14, 2006, effective as of January 1, 2006, between Knoll, Inc. and Burton B. Staniar.

10.3	(r)*	Amendment to Amended and Restated Employment Agreement, dated as of May 4, 2009, between Knoll, Inc. and Burton B. Staniar.

10.4	(d)*	Employment Agreement, dated as of March 23, 2001, between Knoll, Inc. and Andrew B. Cogan.

10.5	(a)*	Amendment No. 1 to Employment Agreement, dated as of August 25, 2004, between Knoll, Inc. and Andrew B. Cogan.

10.6	(g)*	Amendment No. 2 to Employment Agreement, dated as of March 14, 2006, between Knoll, Inc. and Andrew B. Cogan.

Exhibit Number		Description
10.7	(h)*	Amendment No. 3 to Employment Agreement, dated as of December 11, 2006, between Knoll, Inc. and Andrew B. Cogan.

10.8	(k)*	Amendment No. 4 to Employment Agreement, dated as of December 10, 2007, between Knoll, Inc. and Andrew B. Cogan.

10.9	(o)*	Employment Agreement, dated as of March 3, 2008, between Knoll, Inc. and Lynn M. Utter.

10.10	*	Summary of Barry L. McCabe 2013 Compensation.

10.11	*	Summary of Jeffrey R. Blom 2013 Compensation.

10.12	*	Summary of Benjamin A. Pardo 2013 Compensation.

10.13	(c)*	Amended and Restated Knoll, Inc. 1997 Stock Incentive Plan.

10.14	(a)*	Amended and Restated Knoll, Inc. 1999 Stock Incentive Plan.

10.15	(l)*	Amended and Restated Knoll, Inc. 2007 Stock Incentive Plan.

10.16	(s)*	Amended and Restated Knoll, Inc. 2010 Stock Incentive Plan.

10.17	(t)*	Amended and Restated Knoll, Inc. Non-Employee Director Compensation Plan.

10.18	(e)*	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Knoll, Inc. 1997 Stock Incentive Plan, entered into by Knoll, Inc. and certain executive officers.

10.19	(c)*	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Knoll, Inc. 1999 Stock Incentive Plan, entered into by Knoll, Inc. and certain executive officers.

10.20	(n)*	Form of Non-Qualified Stock Option Agreement under the 2007 Stock Incentive Plan, entered into by Knoll, Inc. and certain executive officers.

10.21	(n)*	Form of Restricted Share Agreement under the 2007 Stock Incentive Plan (time vesting with accelerated performance vesting).

10.22	(n)*	Form of Restricted Share Agreement under the 2007 Stock Incentive Plan (time vesting).

10.23	(n)*	Form of Restricted Share Agreement under the Non-Employee Director Compensation Plan (time vesting).

10.24	(j)*	Form of Restricted Share Agreement under the 2010 Stock Incentive Plan (time vesting).

10.25	(j)*	Form of Restricted Share Agreement under the 2010 Stock Incentive Plan (time vesting with accelerated performance vesting).

10.26	(j)*	Form of Non-Qualified Stock Option Agreement under the 2010 Stock Incentive Plan.

10.27	(m)	Asset Purchase Agreement, dated September 13, 2007, among El Leather Acquisition LLC, Teddy & Arthur Edelman, Limited, John Edelman, The Edelman Family Grantor Retained Annuity Trust and John McPhee.

10.28	(a)*	Form of Director and Officer Indemnification Agreement.

10.29	(a)*	Offer Letter, dated October 6, 2004, from Knoll, Inc. to John F. Maypole.

10.30	(f)*	Offer Letter, dated November 23, 2005, from Knoll, Inc. to Stephen F. Fisher.

Exhibit Number		Description
10.31	(i)*	Offer Letter, dated September 25, 2006, from Knoll, Inc. to Sarah E. Nash.

10.32	(q)*	Andrew B. Cogan 2013 Incentive Compensation Letter, dated December 6, 2012

10.33	(q)*	Lynn M. Utter 2013 Incentive Compensation Letter, dated December 6, 2012

10.34	(q)*	Barry L. McCabe 2013 Incentive Compensation Letter, dated December 6, 2012

10.35	(q)*	Benjamin A. Pardo 2013 Incentive Compensation Letter, dated December 6, 2012

10.36	(q)*	Jeffrey R. Blom 2013 Incentive Compensation Letter, dated December 6, 2012

21		Subsidiaries of Knoll, Inc.

23.1		Consent of Independent Registered Public Accounting Firm.

24.1		Power of Attorney [(included on signature page)].

31.1		Certification for Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2		Certification for Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1		Certification for Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification for Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		The following materials from the Company's Annual Report on Form 10-K for the period ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2012, and December 31, 2011, (ii) Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2012, December 31, 2011 and December 31, 2010, (iii) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2012, December 31, 2011, and December 31, 2010, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, December 31, 2011, and December 31, 2010 and (v) Notes to Consolidated Financial Statements.**

*
Management Contract or Compensatory Plan or Arrangement required to be identified by Item 15(a) (3) of Form 10-K.

**
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

(e)
See Exhibit 10.19. Exhibit is substantially identical to Exhibit 10.19.

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

(j)
Incorporated by reference to Knoll, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2010.

(k)
Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on December 10, 2007.

(l)
Incorporated by reference to Knoll, Inc.'s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2007.

(m)
Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on September 14, 2007.

(n)
Incorporated by reference to Knoll, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2007.

(o)
Incorporated by reference to Knoll, Inc.'s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2008.

(p)
Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on September 25, 2008.

(q)
Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on December 7, 2012.

(r)
Incorporated by reference to Knoll, Inc.'s Quarterly Report on Form 10-Q filed with the Commission on May 11, 2009.

(s)
Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on May 11, 2010.

(t)
Incorporated by reference to Knoll, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of February 2013.

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

/s/ BURTON B. STANIAR Burton B. Staniar	Chairman of the Board	March 1, 2013
/s/ ANDREW B. COGAN Andrew B. Cogan	Chief Executive Officer, Knoll, Inc. and Director	March 1, 2013
/s/ BARRY L. MCCABE Barry L. McCabe	Chief Financial Officer (Chief Accounting Officer and Controller)	March 1, 2013
/s/ JEFFREY A. HARRIS Jeffrey A. Harris	Director	March 1, 2013
/s/ SIDNEY LAPIDUS Sidney Lapidus	Director	March 1, 2013
/s/ KATHLEEN G. BRADLEY Kathleen G. Bradley	Director	March 1, 2013

/s/ JOHN F. MAYPOLE John F. Maypole	Director	March 1, 2013
/s/ SARAH E. NASH Sarah E. Nash	Director	March 1, 2013
/s/ STEPHEN F. FISHER Stephen F. Fisher	Director	March 1, 2013

SCHEDULE II

KNOLL, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

Description	Balance at Beginning of Year	Additions Charged to Expenses	Charge-Offs	Other(1)	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2010	5,094	1,476	2,917	(8)	3,645
Year ended December 31, 2011	3,645	1,726	1,170	2	4,203
Year ended December 31, 2012	4,203	1,443	133	1	5,514
Allowance for other non-trade receivables:
Year ended December 31, 2010	118	—	118	—	—
Year ended December 31, 2011	—	—	—	—	—
Year ended December 31, 2012	—	—	—	—	—
Reserve for inventory valuation:
Year ended December 31, 2010	8,437	2,210	1,911	(439)	8,297
Year ended December 31, 2011	8,297	1,515	2,057	(12)	7,743
Year ended December 31, 2012	7,743	1,309	2,146	10	6,916
Valuation allowance for deferred income tax assets:
Year ended December 31, 2010	8,314	(106)	—	(702)	7,506
Year ended December 31, 2011	7,506	219	—	(340)	7,385
Year ended December 31, 2012	7,385	646		(233)	7,798

(1)
Primarily the impact of currency changes

S-1