Form 10-Q
period 2013-03-31
KNOLL INC
filed 2013-05-10
CIK 1011570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 6, 2013, there were 48,181,629 shares (including 1,281,415 shares of non-voting restricted shares) of the Registrant’s common stock, par value $0.01 per share, outstanding.

KNOLL, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KNOLL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in thousands, except per share data)

	March 31, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$12,701	$29,956
Customer receivables, net	89,935	105,877
Inventories	96,817	98,195
Deferred income taxes	14,052	13,061
Prepaid and other current assets	12,351	11,433
Total current assets	225,856	258,522
Property, plant, and equipment, net	127,285	124,838
Goodwill	80,355	80,332
Intangible assets, net	222,583	222,498
Other non-trade receivables	3,625	3,700
Other noncurrent assets	4,952	5,163
Total Assets	$664,656	$695,053
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$67,781	$83,600
Income taxes payable	921	6,327
Other current liabilities	74,468	86,018
Total current liabilities	143,170	175,945
Long-term debt	193,000	193,000
Deferred income taxes	53,487	51,382
Postretirement benefits other than pensions	10,154	10,005
Pension liability	62,943	64,836
International retirement obligation	3,309	3,300
Other noncurrent liabilities	8,932	8,485
Total liabilities	474,995	506,953
Commitments and contingent liabilities
Stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 62,752,536 shares issued and 48,192,576 outstanding (net of 14,559,960 treasury shares) at March 31, 2013 and 62,266,755 shares issued and 47,840,562 outstanding (net of 14,426,193 treasury shares) at December 31, 2012	482	479
Additional paid-in-capital	30,590	27,751
Retained earnings	185,038	184,750
Accumulated other comprehensive loss	(26,449)	(24,880)
Total stockholders’ equity	189,661	188,100
Total Liabilities and Stockholders’ Equity	$664,656	$695,053

See accompanying notes to the condensed consolidated financial statements

KNOLL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2013	2012
Sales	$200,586	$196,662
Cost of sales	136,959	133,609
Gross profit	63,627	63,053
Selling, general, and administrative expenses	53,333	47,601
Operating profit	10,294	15,452
Interest expense	1,495	1,506
Other (income) expense, net	(1,291)	2,200
Income before income tax expense	10,090	11,746
Income tax expense	4,016	4,489
Net income	$6,074	$7,257

Net earnings per share:
Basic	$0.13	$0.16
Diluted	$0.13	$0.15
Dividends per share	$0.12	$0.10
Weighted-average shares outstanding:
Basic	46,833,216	46,496,144
Diluted	47,572,486	47,095,990

Net income	$6,074	$7,257
Other comprehensive income (loss)
Foreign currency translation adjustment	(2,525)	2,647
Pension and other post-retirement liability adjustment, net of tax	956	—
Total other comprehensive income (loss)	(1,569)	2,647
Total comprehensive income	$4,505	$9,904

See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITES
Net income	$6,074	$7,257
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	3,731	3,593
Amortization expense (including deferred financing fees)	354	360
Loss (gain) on disposal of fixed assets	2	(35)
Write off of deferred financing fees	—	477
Unrealized foreign currency (gain) loss	(1,123)	1,358
Stock-based compensation	2,823	2,632
Other non-cash items	7	1
Changes in assets and liabilites:
Customer receivables	15,741	12,075
Inventories	1,223	(7,287)
Accounts payable	(16,046)	(7,668)
Current and deferred income taxes	(4,976)	(11,929)
Other current assets	(1,099)	689
Other current liabilities	(10,353)	(14,529)
Other noncurrent assets and liabilities	(491)	(1,297)
Cash used in operating activities	(4,133)	(14,303)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net	(6,626)	(3,024)
Purchase of business, net of cash acquired	—	(5,968)
Purchase of intangibles	(275)	(175)
Cash used in investing activities	(6,901)	(9,167)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facility	63,000	342,000
Repayment of revolving credit facility	(63,000)	(326,000)
Payment of financing fees	(9)	(2,806)
Payment of dividends	(5,629)	(4,661)
Proceeds from the issuance of common stock	2,134	400
Purchase of common stock for treasury	(2,331)	(2,490)
Tax benefit from the exercise of stock options and vesting of equity awards	192	78
Cash (used in) provided by financing activities	(5,643)	6,521
Effect of exchange rate changes on cash and cash equivalents	(578)	434
Decrease in cash and cash equivalents	(17,255)	(16,515)
Cash and cash equivalents at beginning of period	29,956	28,263
Cash and cash equivalents at end of period	$12,701	$11,748

See accompanying notes to the condensed consolidated financial statements

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Knoll, Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  The consolidated balance sheet of the Company, as of December 31, 2012, was derived from the Company’s audited consolidated balance sheet as of that date.  All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company’s operations and cash flows for the periods presented.  All of these adjustments are of normal recurring nature. Certain amounts in the prior year’s condensed consolidated financial statements have been reclassified to conform to the current year presentation.  All intercompany balances and transactions have been eliminated in consolidation.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2012.

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.”  This ASU amended ASC 220 to require companies to report, in one place, information about reclassifications out of AOCI.  The ASU allows companies to present this information on the face of the financial statements, if certain requirements are met.  Otherwise, the information must be presented in the notes.  If a company is unable to identify the line item of net income affected by any significant amount reclassified out of AOCI during a reporting period (including when all reclassifications for the period are not to net income in their entirety), the information must be reported in the notes.  The ASU requires information about the effect (i.e., amount) of significant reclassification items on the line items of net income by component of other comprehensive income (OCI).  For items of AOCI that are not reclassified to net income in their entirety (e.g., amounts that are capitalized in inventory), companies must cross-reference the note where additional details about the effects of the reclassification are disclosed.  In addition, the ASU requires detailed reporting about changes in AOCI balances. It requires companies to present details of current-period changes in AOCI (i.e., reclassifications and other amounts of current-period OCI) for each component of OCI on the face of the financial statements or in the notes.  The Company adopted ASU 2013-02 as of January 1, 2013, as required.  The adoption of ASU 2013-02 did not have a material impact on our condensed consolidated financial statements.

NOTE 3: INVENTORIES

	March 31, 2013	December 31, 2012
	(in thousands)
Raw materials	$48,944	$50,159
Work-in-process	7,043	7,626
Finished goods	40,830	40,410
	$96,817	$98,195

Inventory reserves for obsolescence and other estimated losses were $6.8 million and $6.9 million at March 31, 2013 and December 31, 2012, respectively, and have been included in the amounts above.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4: INCOME TAXES

The Company’s income tax provision consists of federal, state and foreign income taxes.  The tax provisions for the three months ended March 31, 2013 and 2012 were based on the estimated effective tax rates applicable for the full years ending December 31, 2013 and 2012, after giving effect to items specifically related to the interim periods.  The Company’s effective tax rate was 39.8% for the three months ended March 31, 2013 and 38.2% for the three months ended March 31, 2012.  The increase in the Company’s effective tax rate for the three months ended March 31, 2013 was primarily a result of the geographic mix of pretax income and the different effective tax rates of these jurisdictions.

As of March 31, 2013 and December 31, 2012, the Company had unrecognized tax benefits of approximately $0.9 million and $1.2 million, respectively.  The entire amount of the unrecognized tax benefits would affect the effective tax rate if recognized.  As of March 31, 2013, the Company is subject to U.S. Federal income tax examinations for the tax years 2009 through 2012, and to non-U.S. income tax examinations for the tax years 2004 through 2012.  In addition, the Company is subject to state and local income tax examinations for the tax years 2004 through 2012.

NOTE 5:  DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company entered into one foreign currency contract during the three months ended March 31, 2013.  No amount was paid or received as a result of this contract.  The Company did not enter into any foreign currency contracts during the three months ended March 31, 2012. There were no outstanding derivative contracts as of March 31, 2013 and December 31, 2012.

NOTE 6: CONTINGENT LIABILITIES AND COMMITMENTS

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

Collective Bargaining

At March 31, 2013, the Company employed a total of 3,171 people.  Approximately 11.6% of the employees are represented by unions.  The Grand Rapids, Michigan plant is the only unionized plant within the U.S and has an agreement with the Carpenters Union, Local 1615, of the United Brotherhood of Carpenters and Joiners of America, Affiliate of the Carpenters Industrial Council (the “Union”), covering approximately 169 hourly employees. The Collective Bargaining Agreement expires April 30, 2015.  Approximately 198 workers in Italy are also represented by unions.

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

Changes in the warranty reserve are as follows (in thousands):

Balance, as of December 31, 2012	$7,852
Provision for warranty claims	1,710
Warranty claims paid	(1,588)
Foreign currency translation adjustment	(5)
Balance, as of March 31, 2013	$7,969

Warranty expense for the three months ended March 31, 2013 and 2012 was $1.7 million.

NOTE 7: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2013 (in thousands):

	Foreign Currency Translation Adjustment	Pension and Other Post- Retirement Liability Adjustment	Total
Balance, as of December 31, 2012	$21,078	$(45,958)	$(24,880)
Other comprehensive income before reclassifications	(2,525)	43	(2,482)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	913	913
Net current-period other comprehensive income	(2,525)	956	(1,569)
Balance, as of March 31, 2013	$18,553	$(45,002)	$(26,449)

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

The following reclassifications were made from accumulated other comprehensive income (loss) to the condensed consolidated statement of operations and comprehensive income for the three months ended March 31, 2013 (in thousands):

	Amount reclassified from accumulated comprehensive income		Affected line item in the condensed consolidated statement of operations and comprehensive income
Amortization of defined benefit pension items
Prior Service Costs	$840	(1)
Actuarial Losses	(2,348	)(1)
Total Before Tax	(1,508)
Tax Benefit	595
Net of Tax	$(913)

(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost.  See note 8 below for additional information.

NOTE 8: PENSIONS AND OTHER POSTRETIREMENT BENEFITS

The following tables summarize the costs of the Company’s employee pension and post-retirement plans for the periods indicated (in thousands):

	Pension Benefits		Other Benefits
	Three months ended		Three months ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Service cost	$2,002	$1,802	$9	$12
Interest cost	3,016	2,955	81	114
Expected return on plan assets	(3,478)	(3,131)	—	—
Amortization of prior service cost	4	4	(844)	(844)
Recognized actuarial loss	2,156	1,027	192	246
Net periodic benefit cost	$3,700	$2,657	$(562)	$(472)

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

	Three months ended
	March 31, 2013	March 31, 2012
	(in thousands)
Weighted average shares of common stock outstanding - basic	46,833	46,496
Potentially dilutive shares resulting from stock plans	739	600
Weighted average common shares - diluted	47,572	47,096
Antidilutive options not included in the weighted average common shares - diluted	164	262

Common stock activity for the three months ended March 31, 2013 and 2012 included the repurchase of approximately 133,767 shares for $2.3 million and 155,991 shares for $2.5 million, respectively.  Common stock activity for the first three months of 2013 also included the exercise of 183,036 options for $2.1 million and the vesting of 66,630 restricted shares.  Common stock activity for the first three months of 2012 also included the exercise of 37,089 options for $0.4 million and the vesting of 368,010 restricted shares.

NOTE 10: FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Accounting Standards Codification 820, “Fair Value Measurements and Disclosures,” established a hierarchy that prioritizes fair value measurements based on types of inputs used for the various valuation techniques (market approach, income approach, and cost approach). The hierarchy is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The Company uses the following valuation techniques to measure fair value for its financial assets and financial liabilities:

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

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practicable to estimate:

Financial Instruments

The fair value of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate carrying value due to their short maturities.

The fair value of the Company’s long-term debt approximates its carrying value, as it is variable rate debt and the current terms are comparable to market terms as of the balance sheet dates and are classified as Level 2.

NOTE 11. SEGMENT INFORMATION

Accounting Standards Codification 280, “Segment Reporting”, defines that a segment for reporting purposes is based on the financial performance measures that are regularly reviewed by the “Chief Operating Decision Maker” to assess segment performance and to make decisions about a public entities allocation of resources. Based on this guidance, the Company reports its segment results based on the following reportable segments: (i) Office; (ii) Studio; and (iii) Coverings. The Office segment serves corporate, government, healthcare, retail and other customers in the United States and Canada providing a portfolio of office furnishing solutions including systems, seating, storage, and KnollExtra® ergonomic accessories, and other products. The Studio segment includes KnollStudio®, Knoll Europe which sells primarily KnollStudio products, and Richard Schultz® Design.  The KnollStudio portfolio includes a range of lounge seating; side, café and dining chairs; barstools; and conference, dining and occasional tables. Richard Schultz Design provides high quality outdoor furniture. The Coverings segment includes, KnollTextiles®, Spinneybeck®, Edelman ®Leather and FilzfeltTM. These businesses serve a wide range of customers offering high quality textiles, felt, and leather.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following information below categorizes certain financial information into the above noted segments for the three months ended March 31, 2013 and 2012

	Three Months Ended March 31,
	2013	2012
	(in thousands)
SALES
Office	$137,480	$138,297
Studio	38,438	33,174
Coverings	24,668	25,191
Total	$200,586	$196,662

INTERSEGMENT SALES
Office	$642	$748
Studio	1,522	1,182
Coverings	2,333	2,320
Total	$4,497	$4,250

Operating profit (1)
Office	$2,002	$6,933
Studio	4,142	3,983
Coverings	4,150	4,536
Total	$10,294	$15,452

(1)  The Company does not allocate interest expense or other (income) expense, net to the reportable segments.

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated all subsequent events through the date that the condensed consolidated financial statements were issued. No material subsequent events have occurred since March 31, 2013 that required recognition or disclosure in the condensed consolidated financial statements.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations provides an account of our financial performance and financial condition that should be read in conjunction with the accompanying unaudited condensed consolidated financial statements.

Forward-looking Statements

This Quarterly report on Form 10-Q contains forward-looking statements, principally in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk.” Statements and financial discussion and analysis contained in this Form 10-Q that are not historical facts are forward-looking statements. These statements discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to us, based on our current beliefs as well as assumptions made by us and information currently available to us. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “possible,” “potential,” “predict,” “project,” or other similar words, phrases or expressions. This includes, without limitation, our statements and expectations regarding any current or future recovery in our industry and publicly announced plans for increased capital and investment spending to achieve our long-term revenue and profitability growth goals.  Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation: the risks described in Item 1A and Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012; changes in the financial stability of our clients or the overall economic environment, resulting in decreased corporate spending and service sector employment; changes in relationships with clients; the mix of products sold and of clients purchasing our products; the success of new technology initiatives; changes in business strategies and decisions; competition from our competitors; our ability to recruit and retain an experienced management team; changes in raw material and commodity prices and availability; restrictions on government spending resulting in fewer sales to the U.S. government, one of our largest customers; our debt restrictions on spending; our ability to protect our patents, copyrights and trademarks; our reliance on furniture dealers to produce sales; lawsuits arising from patents, copyrights and trademark infringements; violations of environment laws and regulations; potential labor disruptions; adequacy of our insurance policies; the availability of future capital; the overall strength and stability of our dealers, suppliers, and customers; access to necessary capital; and currency rate fluctuations. The factors identified above are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement. Unpredictable or unknown factors could also have material adverse effects on us. All forward-looking statements included in this Form 10-Q are expressly qualified in their entirety by the foregoing cautionary statements. Except as required under the Federal securities laws and rules and regulations of the SEC, we undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Critical Accounting Policies

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the reported amounts and disclosures in the condensed consolidated financial statements.  Actual results may differ from such estimates. On an ongoing basis we review our accounting policies and procedures.  A more detailed review of our critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

Overview

Net sales during the first quarter of 2013 increased 2.0% from $196.7 million during the first quarter of 2012 to $200.6 million.  During the first quarter of 2013, net sales increased 15.9% in the Studio segment while net sales decreased 0.6% and 2.0% in the Office and Coverings segments, respectively, when compared with the prior year period. The increase in net sales for the Studio segment for the first quarter ended March 31, 2013 resulted from increased demand in our consumer business in North America and Europe as well as a full quarter of sales from Richard Schultz, Inc. which was acquired March 1, 2012.  In the Office segment, growth in our commercial business was more than offset by the decline in government purchases.  Seating experienced double digit growth during the quarter but was offset by the decline in systems sales.

For the first quarter of 2013, gross profit as a percentage of net sales decreased 40 basis points to 31.7% versus the comparable quarter of the prior year. The decrease in gross margin from the first quarter of 2013 largely resulted from price erosion.  Continuous improvement projects in our factories helped to offset some of the impact to gross margin.

Operating expenses for the first quarter of 2013 were $53.3 million, or 26.6% of net sales, compared to $47.6 million, or 24.2% of net sales, for the first quarter of 2012.  The increase in operating expenses during the first quarter of 2013 was primarily due to increased spending in conjunction with our announced programs of strategic investments designed to achieve our longer-term revenue and profitability goals.  This includes increased spending to improve the profitability of our supply chain, invest in the Knoll brand, maximize office segment profitability, expand our  reach into consumer and decorator channels around the world, and target underpenetrated and emerging categories and markets for growth.

Operating profit for the first quarter of 2013 was $10.3 million, a decrease of 33.5% from the first quarter of 2012.  The decrease in operating profit during the first quarter of 2013 is mainly attributed to increased spending associated with our announced strategic investment plans as well as some price erosion in the Office segment.

Net income was $6.1 million during the first quarter of 2013 compared to $7.3 million during the first quarter of 2012.  Diluted earnings per share was $0.13 for the first quarter of 2013 and $0.15 for the first quarter of 2012.

During the first quarter of 2013, we paid a quarterly dividend of $5.6 million or $0.12 per share.  Capital expenditures increased $3.6 million during the first quarter of 2013 to $6.6 million, when compared with the same period in the prior year, primarily due to capital improvements to our new flagship showroom, offices and shop in New York City.  Outstanding debt under our revolving credit facility was $193.0 million at March 31, 2013 and December 31, 2012.

Although current activity has improved this quarter as reflected in client visits, mock-up activities, as well as the overall pool of business we track, we believe that near term profits will continue to be challenged by lower government sales and our on-going investment spending to achieve our future long-term growth and profitability goals.  We began these initiatives during the first quarter of 2013 and do not believe we will see results from these programs until next year.

Results of Operations

Comparison of Three Months ended March 31, 2013 and 2012

	Three Months Ended
	March 31, 2013	March 31, 2012
	(in thousands)
Consolidated Statement of Operations Data:
Net sales	$200,586	$196,662
Gross profit	63,627	63,053
Operating profit	10,294	15,452
Interest expense	1,495	1,506
Other (income) expense, net	(1,291)	2,200
Income tax expense	4,016	4,489
Net income	6,074	7,257

Statistical and Other Data:
Sales growth from comparable prior year	2.0%	-11.0%
Gross profit margin	31.7%	32.1%

Net Sales

Net sales for the first quarter of 2013 were $200.6 million, an increase of $3.9 million, or 2.0%, from net sales of $196.7 million for the same period in the prior year.  The increase in net sales for the three months ended March 31, 2013 was mainly due to higher sales in our Studio segment as well as increased sales of our seating products.

A continued decline in our government business negatively impacted our sales performance in the first quarter of 2013, and we expect will negatively impact sales for all of 2013.  However, although on the decline, sales to U.S., state, and local governmental agencies continue to represent a large portion of our overall sales.  During the three months ended March 31, 2013 and 2012, approximately 13.0% and 15.4%, respectively, of our sales were to U.S., state, and local governmental agencies.

Gross Profit and Operating Profit

Gross profit for the first quarter of 2013 was $63.6 million, an increase of $0.5 million, or 0.8%, from gross profit of $63.1 million for the same period in the prior year.  As a percentage of net sales, gross profit decreased from 32.1% for the first quarter of 2012 to 31.7% for the first quarter of 2013. The decrease in gross profit margin in the three months ended March 31, 2013 is primarily a result of price erosion in the Office segment.

Operating profit for the first quarter of 2013 was $10.3 million, a decrease of $5.2 million, or 33.5%, from operating profit of $15.5 million for the first quarter of 2012.  Operating profit as a percentage of net sales decreased from 7.9% in the first quarter of 2012 to 5.1% for the same period of 2013. This decrease in operating profit was primarily driven by an increase in operating expenses for the first quarter of 2013, which increased to $53.3 million, or 26.6% of net sales, compared to $47.6 million, or 24.2% of net sales, for the first quarter of 2012.  The increase in operating expenses during the three months ended March 31, 2013 was primarily due to increased spending in conjunction with our announced plans to reach our long-term revenue and profitability goals.

Interest Expense

Interest expense for the three months ended March 31, 2013 and March 31, 2012 was $1.5 million.  The weighted average interest rate for the first quarter of 2013 was 2.5%. The weighted average interest rate for the same period of 2012 was 2.3%.

Other (Income) Expense, net

Other (income) expense for the first quarter of 2013 consisted of $1.3 million of foreign exchange gains.  Other (income) expense for the first quarter of 2012 consisted of $1.8 million of foreign exchange losses, and $0.5 million related to the write-off of deferred financing fees, offset by $0.1 million of miscellaneous income.

Income Tax Expense

The effective tax rate was 39.8% for the first quarter of 2013, as compared to 38.2% for the same period in 2012.  The increase in the effective tax rate for the first quarter ended March 31, 2013 when compared to the same periods in the prior year was due to the mix of pretax income and the varying effective tax rates in the countries in which we operate.

Business Segment Analysis

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
NET SALES
Office	$137,480	$138,297
Studio	38,438	33,174
Coverings	24,668	25,191
Total	$200,586	$196,662

OPERATING PROFIT
Office	$2,002	$6,933
Studio	4,142	3,983
Coverings	4,150	4,536
Total (1)	$10,294	$15,452

(1)  The Company does not allocate interest expense or other (income) expense, net to the reportable segments.

Net sales for the Office segment for the first quarter of 2013 were $137.5 million, a decrease of $0.8 million, or 0.6%, when compared with the same period in 2012.  The decrease in net sales in the Office segment for the first quarter ended March 31, 2013 was primarily the result of decreased government spending.  Office segment net sales in the first quarter of 2013 were also negatively impacted by $0.1 million due to changes in foreign exchange rates when compared to the same period in the prior year.  Operating profit for the first quarter of 2013 for the Office segment was $2.0 million, a decrease of $4.9 million, or 71.0%, when compared with the same period in 2012. The decrease in operating profit for the first quarter ended March 31, 2013 was mainly attributed to price erosion in the Office segment as well as spending associated with our announced strategic investment plans.  As a percentage of net sales, the Office segment operating profit for the first quarter ended March 31, 2013 and 2012 was 1.5% and 5.0%, respectively.

Net sales for the Studio segment for the first quarter of 2013 were $38.4 million, an increase of $5.2 million, or 15.7%, when compared with the same period in 2012.  The increase in net sales for the Studio segment for the first quarter ended March 31, 2013 resulted from increased demand in our consumer business in North America and Europe as well as a full quarter of sales from Richard Schultz, Inc. which was acquired March 1, 2012.  Studio segment net sales in the first quarter of 2013 were negatively impacted by $0.1 million due to changes in foreign exchange rates when compared to the same period in the prior year.  Operating profit for the first quarter of 2013 for the Studio segment was $4.1million, an increase of $0.1 million, or 2.5%, when compared with the same period in 2012.  As a percentage of net sales, the Studio segment operating profit was 10.8% for the first quarter ended March 31, 2013 down from 12.0% for the first quarter ended March 31, 2012.  Increased operating expenses in Europe drove the decline in the Studio segment operating margin during the first quarter of 2013, as we incurred additional expenses associated with our renewed participation in Salone Internazionale del Mobile, Europe’s large industry trade show.

Net sales for the first quarter of 2013 for the Coverings segment were $24.7 million, a decrease of $0.5 million, or 2.0%, when compared with the same period in 2012.  The decrease in net sales for the Coverings segment for the first quarter ended March 31, 2013 was mainly the result of lower demand from our contract furniture partners. Coverings segment net sales in the first quarter of 2013 were minimally impacted by changes in foreign exchange rates compared to the same period in the prior year.  Operating profit for the first quarter of 2013 for the Coverings segment was $4.2 million, a decrease of $0.3 million, or 6.7%, when compared with the same period in 2012.  The decrease in operating profit in the Coverings segment during the first quarter ended March 31, 2013 is the result of the lower sales coupled with increased costs associated with growth initiative programs.  As a percentage of net sales, the Coverings segment operating profit was 16.8% for the first quarter ended March 31, 2013 and 18.0% for the first quarter ended March 31, 2012.

Liquidity and Capital Resources

The following table highlights certain key cash flows and capital information pertinent to the discussion that follows:

	March 31, 2013	March 31, 2012
	(in thousands)
Cash used in operating activities	$(4,133)	$(14,303)
Capital expenditures, net	(6,626)	(3,024)
Cash used in investing activities	(6,901)	(9,167)
Purchase of common stock for treasury	(2,331)	(2,490)
Proceeds from revolving credit facility	63,000	342,000
Repayment of revolving credit facility	(63,000)	(326,000)
Payment of dividends	(5,629)	(4,661)
Proceeds from the issuance of common stock	2,134	400
Cash used in financing activities	(5,643)	6,521

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

In February 2013, we announced a three year plan of strategic investments and initiatives intended to enable us to achieve our revenue and operating profit margin goals of over $1.0 billion in revenues and over 12% operating margins. This plan will require increased expenditures and we expect these increases to negatively impact short-term profits. However, we believe these are the appropriate investments to achieve our long-term goals.

Net cash used in operations was $4.1 million, of which $11.9 million was provided by net income plus non-cash items, offset by $16.0 million of unfavorable changes in assets and liabilities.  During the first quarter of 2012, net cash used by operations was $14.3 million, of which $15.6 million was provided by net income plus non-cash items, offset by $29.9 million from unfavorable changes in assets and liabilities.

For the first quarter ended March 31, 2013, we used available cash to fund $6.6 million in capital expenditures, fund dividend payments to shareholders totaling $5.6 million, repurchase $2.3 million of common stock for treasury, and fund working capital.  For the first quarter of 2012, we used available cash, including $16.0 million of net borrowings, to fund $3.0 million in capital expenditures, repurchase $2.5 million of common stock for treasury, fund a dividend payment to shareholders totaling $4.7 million and fund working capital.

Cash used in investing activities was $6.9 million for the three months ended March 31, 2013 and $9.2 million for the same period in 2012.  Fluctuations in cash used in investing activities were primarily attributable increased capital spending.  The increase in capital expenditures year-over-year is in large part due to expenditures we incurred during the first quarter of 2013 related to our new flagship showroom located in New York City.

We use our revolving credit facility in the ordinary course of business to fund our working capital needs and, at times, make significant borrowings and repayments under the facility depending on our cash needs and availability at such time.  As of March 31, 2013 and December 31, 2012 there was $193.0 million outstanding under the facility.  Borrowings under the revolving credit facility may be repaid at any time, but no later than February 3, 2017.

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

Contractual Obligations

Contractual obligations associated with our ongoing business will result in cash payments in future periods.  A table summarizing the amounts and timing of these future cash payments was provided in the Company’s Form 10-K filing for the fiscal year ended December 31, 2012.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We provided a discussion of our market risk in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2012. During the first three months of 2013, there was no substantive change in our market risk except for the items noted below. This discussion should be read in conjunction with Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2012.

During the normal course of business, we are routinely subjected to market risk associated with interest rate movements and foreign currency exchange rate movements. Interest rate risk arises from our debt obligations and foreign currency exchange rate risk arises from our non-U.S. operations and purchases of inventory from foreign suppliers.

We also have risk in our exposure to certain materials and transportation costs.  Steel, leather, wood products and plastics are all used in the manufacture of our products. During the first quarter of 2013, there was minimal change in material and transportation costs when compared with the same period in the prior year.  We continue to work to offset price changes in raw materials and transportation through our global sourcing initiatives, cost improvements and price increases to our products.

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

Our annualized weighted average rate of interest for the first quarter of 2013 was 2.5%.  Our annualized weighted average rate of interest for the same period of 2012 was 2.3%.

Foreign Currency Exchange Rate Risk

We manufacture our products in the United States, Canada and Italy, and sell our products primarily in those markets as well as in other European countries.  Our foreign sales and certain expenses are transacted in foreign currencies.  Our production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold.  Additionally, as we report currency in the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar.  The principal foreign currencies in which we conduct business are the Canadian dollar and the Euro. Approximately 13.7% of our revenues for the first three months of 2013 and 16.4% in the same period for 2012, and 35.5% of our cost of goods sold for the first three months of 2013 and 36.9% in the same period of 2012, were denominated in currencies other than the U.S. dollar.  For the three months ended March 31, 2013 and 2012, foreign exchange rate fluctuations included in other (income) expense results in a $1.3 million translation gain and a $1.8 million translation loss, respectively.

From time to time, we enter into foreign currency forward exchange contracts and foreign currency option contracts for other than trading purposes in order to manage our exposure to foreign exchange rates associated with short-term operating receivables of a Canadian subsidiary that are payable by our U.S. operations.  The terms of these contracts are generally less than a year.  Changes in the fair value of such contracts are reported in earnings in the period the value of the contract changes.  The net gain or loss upon settlement and the change in fair value of outstanding contracts is recorded as a component of other (income) expense.  The Company entered into one foreign currency contract during the three months ended March 31, 2013.  There was nothing paid or received as a result of this contract.  The Company did not enter into any foreign currency contracts during the three months ended March 31, 2012.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report (March 31, 2013) (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, our principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. Our principal executive officer and principal financial officer also conducted an evaluation of our internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended March 31, 2013 that have materially affected or which are reasonably likely to materially affect Internal Control.  Based on that evaluation, there has been no such change during the quarter ended March 31, 2013.

PART II — OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

During the first three months of 2013, there have been no new material legal proceedings or material changes in the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 1A. RISK FACTORS

During the first three months of 2013, there were no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS

Repurchases of Equity Securities

The following is a summary of share repurchase activity during the three months ended March 31, 2013.

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

Period	Total Number of Shares Purchased		Average Price paid per Share	Total Number of Shares Purchased as part of publicly announced Plans or Programs	Maximum Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1)
January 1, 2013 - January 31, 2013	—				32,352,413
February 1, 2013 - February 28, 2013	42,292	(2)	16.57	24,464	32,352,413
March 1, 2013 - March 31, 2013	91,475	(3)	17.82	91,475	32,352,413
Total	133,767			115,939

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

(2)

In February of 2013, 66,630 shares of outstanding restricted stock vested.  Concurrently with the vestings, 17,828 shares were forfeited by the holders of the restricted shares to cover applicable taxes paid on the holders’ behalf by the Company. The remaining shares were purchased under the Options Proceeds Program.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2013, and December 31, 2012, (ii) Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three months ended March 31, 2013 and March 31, 2012, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and March 31, 2012, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOLL, INC.
(Registrant)

Date: May 10, 2013
By:	/s/ Andrew B. Cogan
Andrew B. Cogan
Chief Executive Officer

Date: May 10, 2013
By:	/s/ Barry L. McCabe
Barry L. McCabe
Chief Financial Officer
(Chief Accounting Officer and Controller)