Form 10-Q
period 2013-06-30
KNOLL INC
filed 2013-08-09
CIK 1011570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 2, 2013, there were 48,175,211 shares (including 1,257,988 shares of non-voting restricted shares) of the Registrant’s common stock, par value $0.01 per share, outstanding.

KNOLL, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KNOLL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in thousands, except per share data)

	June 30, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$11,063	$29,956
Customer receivables, net	100,544	105,877
Inventories	94,581	98,195
Deferred income taxes	14,057	13,061
Prepaid and other current assets	15,913	11,433
Total current assets	236,158	258,522
Property, plant, and equipment, net	132,714	124,838
Goodwill	80,026	80,332
Intangible assets, net	222,393	222,498
Other non-trade receivables	3,550	3,700
Other noncurrent assets	4,750	5,163
Total Assets	$679,591	$695,053
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$84,311	$83,600
Income taxes payable	1,372	6,327
Other current liabilities	72,248	86,018
Total current liabilities	157,931	175,945
Long-term debt	188,000	193,000
Deferred income taxes	54,960	51,382
Postretirement benefits other than pensions	10,288	10,005
Pension liability	64,015	64,836
Other noncurrent liabilities	13,734	11,785
Total liabilities	488,928	506,953
Commitments and contingent liabilities
Stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 62,767,988 shares issued and 48,192,081 shares outstanding (net of 14,575,907 treasury shares) at June 30, 2013 and 62,266,755 shares issued and 47,840,562 shares outstanding (net of 14,426,193 treasury shares) at December 31, 2012	482	479
Additional paid-in capital	33,260	27,751
Retained earnings	187,143	184,750
Accumulated other comprehensive income (loss)	(30,222)	(24,880)
Total stockholders’ equity	190,663	188,100
Total Liabilities and Stockholders’ Equity	$679,591	$695,053

See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net Sales	$214,312	$221,018	$414,898	$417,679
Cost of sales	144,431	146,611	281,390	280,220
Gross profit	69,881	74,407	133,508	137,459
Selling, general, and administrative expenses	57,473	53,604	110,806	101,205
Operating profit	12,408	20,803	22,702	36,254
Interest expense	1,517	1,637	3,012	3,143
Other (income) expense, net	(2,206)	(1,262)	(3,497)	937
Income before income tax expense	13,097	20,428	23,187	32,174
Income tax expense	5,209	7,373	9,225	11,862
Net income	$7,888	$13,055	$13,962	$20,312

Net earnings per share:
Basic	$0.17	$0.28	$0.30	$0.44
Diluted	$0.17	$0.28	$0.29	$0.43
Dividends per share	$0.12	$0.10	$0.24	$0.20
Weighted-average number of common shares outstanding:
Basic	46,897,309	46,620,897	46,865,438	46,558,520
Diluted	47,593,106	47,017,440	47,582,972	47,056,715

Net income	$7,888	$13,055	$13,962	$20,312
Other comprehensive income (loss)
Foreign currency translation adjustment	(4,686)	(5,156)	(7,211)	(2,510)
Pension and other post retirement liability adjustment, net of tax	913	—	1,869	—
Total other comprehensive income (loss), net of tax	(3,773)	(5,156)	(5,342)	(2,510)
Total comprehensive income	$4,115	$7,899	$8,620	$17,802

See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	Six Months Ended
	June 30, 2013
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITES
Net income	$13,962	$20,312
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	7,571	7,307
Amortization expense (including deferred financing fees)	709	821
Loss on disposal of fixed assets	148	8
Write-off of deferred financing fees	—	477
Unrealized foreign currency gains	(3,818)	(56)
Stock-based compensation	5,646	5,358
Other non-cash items	15	15
Changes in assets and liabilites, net of effects of acquisitions:
Customer receivables	5,011	22,029
Inventories	3,006	(6,711)
Accounts payable	394	(17,470)
Current and deferred income taxes	(4,425)	(11,197)
Other current assets	(905)	(2,178)
Other current liabilities	(14,498)	(11,008)
Other noncurrent assets and liabilities	3,195	(1,225)
Cash provided by operating activities	16,011	6,482
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net	(17,139)	(6,473)
Purchase of business, net of cash acquired	—	(5,968)
Purchase of intangibles	(275)	(175)
Cash used in investing activities	(17,414)	(12,616)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facility	133,000	420,000
Repayment of revolving credit facility	(138,000)	(414,000)
Payment of financing fees	(13)	(2,827)
Payment of dividends	(11,257)	(9,323)
Proceeds from the issuance of common stock	2,147	413
Purchase of common stock for treasury	(2,513)	(2,622)
Tax benefit from the exercise of stock options and vesting of equity awards	208	(705)
Cash used in financing activities	(16,428)	(9,064)
Effect of exchange rate changes on cash and cash equivalents	(1,062)	(1,592)
Decrease in cash and cash equivalents	(18,893)	(16,790)
Cash and cash equivalents at beginning of period	29,956	28,263
Cash and cash equivalents at end of period	$11,063	$11,473

See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (FASB) issued ASU 2013-02, “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income”.  This ASU amended ASC 220 to require companies to report, in one place, information about reclassifications out of Accumulated Other Comprehensive Income (AOCI).  The ASU allows companies to present this information on the face of the financial statements, if certain requirements are met.  Otherwise, the information must be presented in the notes.  If a company is unable to identify the line item of net income affected by any significant amount reclassified out of AOCI during a reporting period (including when all reclassifications for the period are not to net income in their entirety), the information must be reported in the notes.  The ASU requires information about the effect (i.e., amount) of significant reclassification items on the line items of net income by component of Other Comprehensive Income (OCI).  For items of AOCI that are not reclassified to net income in their entirety (e.g., amounts that are capitalized in inventory), companies must cross-reference the note where additional details about the effects of the reclassification are disclosed.  In addition, the ASU requires detailed reporting about changes in AOCI balances. It requires companies to present details of current-period changes in AOCI (i.e., reclassifications and other amounts of current-period OCI) for each component of OCI on the face of the financial statements or in the notes.  The Company adopted ASU 2013-02 as of January 1, 2013, as required.  The adoption of ASU 2013-02 did not have a material impact on the Company’s condensed consolidated financial statements.

NOTE 3: INVENTORIES

	June 30,	December 31,
	2013	2012
	(in thousands)
Raw materials	$47,542	$50,159
Work-in-process	6,625	7,626
Finished goods	40,414	40,410
	$94,581	$98,195

Inventory reserves for obsolescence and other estimated losses were $6.7 million and $6.9 million at June 30, 2013 and December 31, 2012, respectively, and have been included in the amounts above.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4: INCOME TAXES

The Company’s income tax provision consists of federal, state and foreign income taxes.  The tax provisions for the three and six months ended June 30, 2013 and 2012 were based on the estimated effective tax rates applicable for the full years ending December 31, 2013 and 2012, after giving effect to items specifically related to the interim periods.  The Company’s effective tax rate was 39.8% for the three months ended June 30, 2013 and 36.1% for the three months ended June 30, 2012. The Company’s effective tax rate was 39.8% for the six months ended June 30, 2013 and 36.9% for the six months ended June 30, 2012. The increase in the Company’s effective tax rate for the three and six months ended June 30, 2013 was primarily a result of the geographic mix of pretax income and the different tax rates of these jurisdictions.

As of June 30, 2013 and December 31, 2012, the Company had unrecognized tax benefits of approximately $0.9 million and $1.2 million, respectively.  The entire amount of the unrecognized tax benefits would affect the effective tax rate if recognized.  As of June 30, 2013, the Company is subject to U.S. Federal income tax examinations for the tax years 2009 through 2012, and to non-U.S. income tax examinations for the tax years 2004 through 2012.  In addition, the Company is subject to state and local income tax examinations for the tax years 2004 through 2012.

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

The Company entered into two foreign currency contracts during the six months ended June 30, 2013.  No amount was paid or received as a result of these contracts.  The Company did not enter into any foreign currency contracts during the six months ended June 30, 2012. There were no outstanding derivative contracts as of June 30, 2013 and December 31, 2012.

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

Collective Bargaining

At June 30, 2013, the Company employed a total of 3,195 people.  Approximately 12.2% of the employees are represented by unions.  The Grand Rapids, Michigan plant is the only unionized plant within the U.S. and has an agreement with the Carpenters Union, Local 1615, of the United Brotherhood of Carpenters and Joiners of America, Affiliate of the Carpenters Industrial Council (the “Union”), covering approximately 193 hourly employees. The Collective Bargaining Agreement expires April 30, 2015.  Approximately 198 workers in Italy are also represented by unions.  The union contracts under which these Italy workers are represented expire in 2013 and 2015.

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

Changes in the warranty reserve are as follows (in thousands):

Balance, as of December 31, 2012	$7,852
Provision for warranty claims	3,547
Warranty claims paid	(3,174)
Foreign currency translation adjustment	(25)
Balance, as of June 30, 2013	$8,200

Warranty expense for the three months ended June 30, 2013 and 2012 was $1.8 million and $1.4 million, respectively. Warranty expense for the six months ended June 30, 2013 and 2012 was $3.5 million and $3.1 million, respectively.

NOTE 7: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2013 (in thousands):

	Foreign Currency Translation Adjustment	Pension and Other Post Retirement Liability Adjustment	Total

Balance, as of December 31, 2012	$21,078	$(45,958)	$(24,880)
Other comprehensive income (loss) before reclassifications	(7,211)	43	(7,168)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,826	1,826
Net current-period other comprehensive income (loss)	(7,211)	1,869	(5,342)
Balance, as of June 30, 2013	$13,867	$(44,089)	$(30,222)

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

The following reclassifications were made from accumulated other comprehensive income (loss) to the statement of operations for the three months ended June 30, 2013 (in thousands):

	Amount reclassified from accumulated other comprehensive income (loss)		Affected line item in the condensed consolidated statement of operations and comprehensive income
Amortization of defined benefit pension items
Prior Service Costs	$840	(1)
Actuarial Losses	(2,348	)(1)
Total Before Tax	(1,508)
Tax Benefit	595
Net of Tax	$(913)

(1) These accumulated other comprehensive income (loss) components are included in the computation of net period pension costs. See note 8 for additional information.

The following reclassifications were made from accumulated other comprehensive income (loss) to the statement of operations for the six months ended June 30, 2013 (in thousands):

	Amount reclassified from accumulated other comprehensive income (loss)		Affected line item in the condensed consolidated statement of operations and comprehensive income
Amortization of defined benefit pension items
Prior Service Costs	$1,680	(1)
Actuarial Losses	(4,696	)(1)
Total Before Tax	(3,016)
Tax Benefit	1,190
Net of Tax	$(1,826)

(1) These accumulated other comprehensive income (loss) components are included in the computation of net period pension costs. See note 8 for additional information.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8: PENSIONS AND OTHER POSTRETIREMENT BENEFITS

The following tables summarize the costs of the Company’s employee pension and post retirement plans for the periods indicated (in thousands):

	Pension Benefits		Other Benefits
	Three months ended		Three months ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012

Service cost	$2,002	$1,802	$9	$12
Interest cost	3,016	2,955	81	114
Expected return on plan assets	(3,478)	(3,131)	—	—
Amortization of prior service cost	4	4	(844)	(844)
Recognized actuarial loss	2,156	1,027	192	246
Net periodic benefit cost	$3,700	$2,657	$(562)	$(472)

For the three months ended June 30, 2013 $2.2 million of pension expense was incurred in cost of sales and $1.5 million was incurred in selling, general, and administrative expenses.

	Pension Benefits		Other Benefits
	Six months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
Service cost	$4,004	$3,604	$18	$24
Interest cost	6,032	5,910	162	228
Expected return on plan assets	(6,956)	(6,262)	—	—
Amortization of prior service cost	8	8	(1,688)	(1,688)
Recognized actuarial loss	4,312	2,054	384	492
Net periodic benefit cost	$7,400	$5,314	$(1,124)	$(944)

For the six months ended June 30, 2013 $4.4 million of pension expense was incurred in cost of sales and $3.0 million was incurred in selling, general, and administrative expenses.

NOTE 9: COMMON STOCK AND EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period (excluding unvested restricted shares).  Diluted earnings per share reflects the additional dilution for all shares and potential shares issued under the stock incentive plans (including unvested restricted shares).

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
	(in thousands)
Weighted-average number of common shares outstanding - basic	46,897	46,621	46,865	46,559
Potentially dilutive shares resulting from stock plans	696	396	718	498
Weighted-average number of common shares outstanding - diluted	47,593	47,017	47,583	47,057
Antidilutive equity awards number not included in the weighted-average common shares-diluted	242	606	164	438

Common stock activity for the six months ended June 30, 2013 and 2012 included the repurchase of 144,714 shares for $2.5 million and 164,862 shares for $2.6 million, respectively.  Common stock activity for the first six months of 2013 also included the exercise of 183,036 options for $2.1 million and the vesting of 86,630 restricted shares.  Common stock activity for the first six months of 2012 also included the exercise of 37,089 options for $0.4 million and the vesting of 388,677 restricted shares.

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

The fair value of the Company’s long-term debt approximates its carrying value, as it is variable rate debt and the terms are comparable to market terms as of the balance sheet dates and are classified as Level 2.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11. SEGMENT INFORMATION

Accounting Standards Codification 280, “Segment Reporting,” defines that a segment for reporting purposes is based on the financial performance measures that are regularly reviewed by the “Chief Operating Decision Maker” to assess segment performance and to make decisions about a public entity’s allocation of resources. Based on this guidance, the Company reports its segment results based on the following reportable segments: (i) Office; (ii) Studio; and (iii) Coverings. The Office segment serves corporate, government, healthcare, retail and other customers in the United States and Canada providing a portfolio of office furnishing solutions including systems, seating, storage, and KnollExtra® ergonomic accessories, and other products. The Studio segment includes KnollStudio®, Knoll Europe which sells primarily KnollStudio products, and Richard Schultz® Design.  The KnollStudio portfolio includes a range of lounge seating; side, café and dining chairs; barstools; and conference, dining and occasional tables. Richard Schultz Design provides high-quality outdoor furniture. The Coverings segment includes, KnollTextiles®, Spinneybeck®, Edelman ®Leather and FilzfeltTM. These businesses serve a wide range of customers offering high-quality textiles, felt, and leather.

The following information below categorizes certain financial information into the above-noted segments for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)
SALES
Office	$148,070	$153,892	$285,550	$292,188
Studio	37,231	39,194	75,669	72,368
Coverings	29,011	27,932	53,679	53,123
Total	$214,312	$221,018	$414,898	$417,679

INTERSEGMENT SALES
Office	$214	$422	$856	$1,170
Studio	1,498	1,236	3,020	2,418
Coverings	2,432	2,155	4,765	4,475
Total	$4,144	$3,813	$8,641	$8,063

OPERATING PROFIT (1)
Office	$3,432	$8,723	$5,434	$15,655
Studio	3,274	6,415	7,416	10,398
Coverings	5,702	5,665	9,852	10,201
Total	$12,408	$20,803	$22,702	$36,254

(1)  The Company does not allocate interest expense or other (income) expense, net to the reportable segments.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated all subsequent events through the date that the condensed consolidated financial statements were issued. No material subsequent events have occurred since June 30, 2013 that required recognition or disclosure in the condensed consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Net sales during the second quarter of 2013 decreased 3.0% from $221.0 million during the second quarter of 2012 to $214.3 million.  Sales to governmental agencies continued to decline on a year-over-year basis which drove the overall decline in sales in the Office segment.  Studio segment sales in North America increased during the quarter; however, this increase was more than offset by a decline in sales in Europe.  Coverings segment sales were slightly higher this quarter when compared with the prior year as a result of increased sales at our leather subsidiaries.

For the second quarter of 2013, gross profit as a percentage of net sales decreased 110 basis points to 32.6% versus the comparable quarter of the prior year.  The decrease in gross margin from the second quarter of 2012 largely resulted from pricing pressures in the Office segment as well as the impact on fixed cost absorption as a result of our lower sales.

Operating expenses for the second quarter of 2013 were $57.5 million, or 26.8% of net sales, compared to $53.6 million, or 24.3% of net sales, for the second quarter of 2012.  The increase in operating expenses during the second quarter of 2013 primarily resulted from our previously announced strategic initiatives.  This includes increased spending in support of our initiatives to improve the profitability of our supply chain, investments in the Knoll brand, and efforts to expand our reach into consumer and decorator channels around the world, and targeting underpenetrated and emerging categories and markets for growth. We also incurred expenses this quarter related to Salone Internazionale del Mobile, Europe’s largest industry trade show.  These expenses were partially offset by lower incentive compensation accruals.

Operating profit for the second quarter of 2013 was $12.4 million, a decrease of 40.4% from the second quarter of 2012.  The decrease in operating profit during the second quarter of 2013 is mainly attributable to our lower sales, increased spending associated with our announced strategic investment plans, and some price erosion in the Office segment.

Net income was $7.9 million during the second quarter of 2013 compared to $13.1 million during the second quarter of 2012.  Diluted earnings per share was $0.17 for the second quarter of 2013 and $0.28 for the second quarter of 2012.

During the second quarter of 2013, we paid a quarterly dividend of $5.6 million or $0.12 per share.  Capital expenditures increased $7.1 million during the second quarter of 2013 to $10.5 million, when compared with the same period in the prior year, primarily due to capital improvements to our new flagship showroom, offices and retail store in New York City, spending on our new website, and new equipment for our factories.  During the quarter, we reduced our outstanding debt by $5.0 million.  Outstanding debt under our revolving credit facility was $188.0 million and $193.0 million at June 30, 2013 and December 31, 2012, respectively.

Although employment data is showing positive signs that should eventually lead to more sustainable growth in the industry, other statistics we follow, such as new commercial construction, office space absorption and vacancy rate improvement, are still lagging. Regardless, we will continue spending on our growth initiatives which we believe will help us achieve our future long-term growth and profitability goals.

Results of Operations

Comparison of Three and Six Months ended June 30, 2013 and 2012

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(in thousands)
Condensed Consolidated Statement of Operations Data:
Net sales	$214,312	$221,018	$414,898	$417,679
Gross profit	69,881	74,407	133,508	137,459
Operating profit	12,408	20,803	22,702	36,254
Interest expense	1,517	1,637	3,012	3,143
Other (income) expense, net	(2,206)	(1,262)	(3,497)	937
Income tax expense	5,209	7,373	9,225	11,862
Net income	7,888	13,055	13,962	20,312

Statistical and Other Data:
Sales decline from comparable prior year	-3.0%	-7.4%	-0.7%	-9.1%
Gross profit margin	32.6%	33.7%	32.2%	32.9%

Net Sales

Net sales for the second quarter of 2013 were $214.3 million, a decrease of $6.7 million, or 3.0%, from net sales of $221.0 million for the same period in the prior year. Net sales for the six months ended June 30, 2013 were $414.9 million, a decrease of $2.8 million, or 0.7%, from net sales of $417.7 million for the same period in the prior year.   The decrease in net sales for the three and six months ended June 30, 2013 was mainly due to lower governmental purchases, price erosion, and the poor economic conditions in Europe.

A continued decline in our government business negatively impacted our sales performance during the first six months of 2013, and we expect will negatively impact sales for the remainder of 2013.  During the six months ended June 30, 2013 and 2012, approximately 13.3% and 15.9%, respectively, of our sales were to U.S., state, and local governmental agencies.

Gross Profit and Operating Profit

Gross profit for the second quarter of 2013 was $69.9 million, a decrease of $4.5 million, or 6.1%, from gross profit of $74.4 million for the same period in the prior year. Gross profit for the six months ended June 30, 2013 was $133.5 million, a decrease of $4.0 million, or 2.9%, from gross profit of $137.5 million for the same period in the prior year.  As a percentage of net sales, gross profit decreased from 33.7% for the second quarter of 2012 to 32.6% for the second quarter of 2013. As a percentage of net sales, gross profit decreased from 32.9% for the six months ended June 30, 2012 to 32.2% for the six months ended June 30, 2013. The decrease in gross profit margin in the three and six months ended June 30, 2013 is primarily a result of price erosion in the Office segment and lower absorption of our fixed costs as a result of our lower sales.

Operating profit for the second quarter of 2013 was $12.4 million, a decrease of $8.4 million, or 40.4%, from operating profit of $20.8 million for the same period in the prior year. Operating profit for the six months ended June 30, 2013 was $22.7 million, a decrease of $13.6 million, or 37.4%, from operating profit of $36.3 million for the same period in the prior year.  Operating profit as a percentage of net sales decreased from 9.4% in the second quarter of 2012 to 5.8% for the same period of 2013. Operating profit as a percentage of net sales decreased from 8.7% for the six months ended June 30, 2012 to 5.5% in the same period for 2013. This decrease in operating profit during the three and six months ended June 30, 2013 was primarily driven by an increase in operating expenses associated with our strategic investments combined with lower sales.

Interest Expense

Interest expense for the three and six months ended June 30, 2013 was $1.5 million and $3.0 million, respectively, a decrease of $0.1 million from the same periods in the prior year.  The weighted-average interest rate for the second quarter of 2013 was 2.6%. The weighted-average interest rate for the same period of 2012 was 2.4%.

Other (Income) Expense, net

Other (income) expense for the second quarter of 2013 consisted of income of $2.2 million, which included $2.3 million related to foreign exchange gains, offset by $0.1 million of miscellaneous expense.  Other (income) expense for the second quarter of 2012 consisted of income of $1.3 million related to foreign exchange gains. Other (income) expense for the six months ended June 30, 2013 consisted of income of $3.5 million related to foreign exchange gains. Other (income) expense for the six months ended June 30, 2012 consisted of expense of $0.9 million which included $0.5 million of foreign exchange losses, $0.5 million related to the write-off of deferred financing fees, offset by $0.1 million of miscellaneous income.

Income Tax Expense

The effective tax rate was 39.8% for the second quarter of 2013, as compared to 36.1% for the same period in 2012.  The effective tax rate was 39.8% for the six months ended June 30, 2013, as compared to 36.9% for the same period in 2012.  The increase in the effective tax rate for the three and six months ended June 30, 2013 when compared to the same periods in the prior year was due to the mix of pretax income and the varying tax rates in the countries in which we operate.

Business Segment Analysis

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)
SALES
Office	$148,070	$153,892	$285,550	$292,188
Studio	37,231	39,194	75,669	72,368
Coverings	29,011	27,932	53,679	53,123
Total	$214,312	$221,018	$414,898	$417,679

OPERATING PROFIT (1)
Office	$3,432	$8,723	$5,434	$15,655
Studio	3,274	6,415	7,416	10,398
Coverings	5,702	5,665	9,852	10,201
Total	$12,408	$20,803	$22,702	$36,254

(1) The Company does not allocate interest expense or other (income) expense, net to the reportable segments.

Office:

Net sales for the Office segment for the second quarter of 2013 were $148.1 million, a decrease of $5.8 million, or 3.8%, when compared with the same period in 2012.  Net sales for the Office segment for the six months ended June 30, 2013 were $285.6 million, a decrease of $6.6 million, or 2.3%, when compared with the same period in 2012.  Although the Office segment experienced growth in commercial sales during the second quarter of 2013, the decrease in net sales in government business more than offset the commercial growth. Office segment net sales for the three and six months ended June 30, 2013 were also negatively impacted by $0.1 million and $0.2 million, respectively, due to changes in foreign exchange rates when compared to the same period in the prior year.

Operating profit for the second quarter of 2013 for the Office segment was $3.4 million, a decrease of $5.3 million, or 60.9%, when compared with the same period in 2012. Operating profit for the six months ended June 30, 2013 for the Office segment was $5.4 million, a decrease of $10.2 million, or 65.4%, when compared with the same period in 2012.  The decrease in operating profit for the three and six months ended June 30, 2013 was mainly attributed to increased spending associated with our announced strategic investment plans, price erosion in the Office segment, and lower sales.  As a percentage of net sales, the Office segment operating profit for the three and six months ended June 30, 2013 was 2.3% and 1.9%, respectively. As a percentage of net sales, the Office segment operating profit for the three and six months ended June 30, 2012 was 5.7% and 5.4%, respectively.

Studio:

Net sales for the Studio segment for the second quarter of 2013 were $37.2 million, a decrease of $2.0 million, or 5.1%, when compared with the same period in 2012. Net sales for the Studio segment for the six months ended June 30, 2013 were $75.7 million, an increase of $3.3 million, or 4.6%, when compared with the same period in 2012. The decrease in net sales for the Studio segment for the three months ended June 30, 2013 was the result of lower sales in Europe. The increase in net sales for the Studio segment for the six months ended June 30, 2013 resulted primarily from increased demand in our consumer business in North America.  Studio segment net sales for the three and six months ended June 30, 2013 were negatively impacted by $0.1 million due to changes in foreign exchange rates when compared to the same period in the prior year.

Operating profit for the second quarter of 2013 for the Studio segment was $3.3 million, a decrease of $3.1 million, or 48.4%, when compared with the same period in 2012. Operating profit for the six months ended June 30, 2013 for the Studio segment was $7.4 million, a decrease of $3.0 million, or 28.8%, when compared with the same period in 2012. As a percentage of net sales, the Studio segment operating profit was 8.8% for the second quarter ended June 30, 2013, down from 16.3% for the second quarter ended June 30, 2012.  As a percentage of net sales, the Studio segment operating profit was 9.8% for the six months ended June 30, 2013, down from 14.4% for the same period in the prior year. Increased operating expenses in Europe with our renewed participation in Salone Internazionale del Mobile, as well as increased operating expenses in North America as part of our growth initiative spending, were the main causes of the decline in the Studio segment operating margin for the three and six months ended June 30, 2013.

Coverings:

Net sales for the second quarter of 2013 for the Coverings segment were $29.0 million, an increase of $1.1 million, or 3.9%, when compared with the same period in 2012.  Net sales for the six months ended June 30, 2013 for the Coverings segment were $53.7 million, an increase of $0.6 million, or 1.0%, when compared with the same period in 2012.  The increase in net sales for the Coverings segment for the three and six months ended June 30, 2013 was mainly the result of increased sales by our leather subsidiaries. Coverings segment net sales in the three and six months ended June 30, 2013 were minimally impacted by changes in foreign exchange rates compared to the same period in the prior year.

Operating profit for the second quarter of 2013 for the Coverings segment was $5.7 million, consistent with the same period in 2012. Operating profit for the six months ended June 30, 2013 for the Coverings segment was $9.9 million, a decrease of $0.3 million, or 2.9%, when compared with the same period in 2012.  The decrease in operating profit in the Coverings segment during the six months ended June 30, 2013 is the result of increased spending associated with our growth initiative programs.  As a percentage of net sales, the Coverings segment operating profit was 19.7% for the second quarter ended June 30, 2013 and 20.4% for the second quarter ended June 30, 2012.  As a percentage of net sales, the Coverings segment operating profit was 18.4% for the six months ended June 30, 2013 and 19.2% for the same period in the prior year.

Liquidity and Capital Resources

The following table highlights certain key cash flows and capital information pertinent to the discussion that follows:

	Six Months Ended
	June 30, 2013	June 30, 2012
	(in thousands)
Cash provided by operating activities	$16,011	$6,482
Capital expenditures, net	(17,139)	(6,473)
Cash used in investing activities	(17,414)	(12,616)
Purchase of common stock for treasury	(2,513)	(2,622)
Proceeds from revolving credit facility	133,000	420,000
Repayment of revolving credit facility	(138,000)	(414,000)
Payment of dividends	(11,257)	(9,323)
Proceeds from the issuance of common stock	2,147	413
Cash used in financing activities	(16,428)	(9,064)

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

In February 2013, we announced a three-year plan of strategic investments and initiatives intended to enable us to achieve our revenue and operating profit margin goals of over $1.0 billion in revenues and over 12% operating results. This plan will require increased expenditures and we expect these increases to negatively impact short-term profits. However, we believe these are the appropriate investments to achieve our long-term goals. These increased expenses are reflected in the year-over-year increase in capital expenditures shown in the table above.

Year-to-date net cash provided by operations was $16.0 million, of which $24.2 million was provided by net income plus non-cash items, offset by $8.2 million of unfavorable changes in operating assets and liabilities.  During the first six months of 2012, net cash provided by operations was $6.5 million, of which $34.2 million was provided by net income plus non-cash items, offset by $27.7 million from unfavorable changes in operating assets and liabilities.

For the six months ended June 30, 2013, we used available cash, including $16.0 million of net cash from operating activities, to fund $17.1 million in capital expenditures, to repay $5.0 million of outstanding debt, fund dividend payments to shareholders totaling $11.3 million, and fund working capital.

For the six months ended June 30, 2012, we used available cash, including $6.5 million of net cash from operating activities, and $6.0 million of proceeds from our revolving credit facility, to fund $6.5 million in capital expenditures, fund dividend payments to shareholders totaling $9.3 million, and fund working capital.

Cash used in investing activities was $17.4 million for the six months ended June 30, 2013 and $12.6 million for the same period in 2012.  Fluctuations in cash used in investing activities were primarily attributable to increased capital spending.  The increase in capital expenditures year-over-year is in large part due to expenditures we incurred during 2013 related to our new flagship showroom located in New York City, our new website, capital investments in our factories, and technology infrastructure upgrades with the implementation of our new enterprise resource planning system.

We use our revolving credit facility in the ordinary course of business to fund our working capital needs and, at times, make significant borrowings and repayments under the facility depending on our cash needs and availability at such time.  As of June 30, 2013 and December 31, 2012, there was $188.0 million and $193.0 million, respectively, outstanding under the facility.  Borrowings under the revolving credit facility may be repaid at any time, but no later than February 3, 2017.

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

Off-Balance Sheet Arrangements

We do not currently have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange-traded contracts.  As a result, we are not materially exposed to any financing, liquidity, market or credit risk that could have arisen if we had engaged in these relationships.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We provided a discussion of our market risk in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2012. During the first six months of 2013, there was no substantive change in our market risk except for the items noted below. This discussion should be read in conjunction with Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2012.

During the normal course of business, we are routinely subjected to market risk associated with interest rate movements and foreign currency exchange rate movements. Interest rate risk arises from our debt obligations and foreign currency exchange rate risk arises from our non-U.S. operations and purchases of inventory from foreign suppliers.

We also have risk in our exposure to certain materials and transportation costs.  Steel, leather, wood products and plastics are all used in the manufacture of our products. During the six months ended June 30, 2013, there was minimal change in material and transportation costs when compared with the same period in the prior year.

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

Our annualized weighted-average rate of interest for the six months ended June 30, 2013 was 2.6%.  Our annualized weighted-average rate of interest for the same period of 2012 was 2.3%.

Foreign Currency Exchange Rate Risk

We manufacture our products in the United States, Canada and Italy, and sell our products primarily in those markets as well as in other European countries.  Our foreign sales and certain expenses are transacted in foreign currencies.  Our production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold.  Additionally, as we report currency in the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar.  The principal foreign currencies in which we conduct business are the Canadian dollar and the Euro. Approximately 12.3% of our revenues for the first six months of 2013 and 14.2% in the same period for 2012, and 33.4% of our cost of goods sold for the first six months of 2013 and 34.3% in the same period of 2012, were denominated in currencies other than the U.S. dollar.  For the six months ended June 30, 2013 and 2012, foreign exchange rate fluctuations included in other (income) expense results in a $3.5 million translation gain and a $0.5 million translation loss, respectively.

From time to time, we enter into foreign currency forward exchange contracts and foreign currency option contracts for other than trading purposes in order to manage our exposure to foreign exchange rates associated with short-term operating receivables of a Canadian subsidiary that are payable by our U.S. operations.  The terms of these contracts are generally less than a year.  Changes in the fair value of such contracts are reported in earnings in the period the value of the contract changes.  The net gain or loss upon settlement and the change in fair value of outstanding contracts is recorded as a component of other (income) expense.  The Company entered into two foreign currency contracts during the six months ended June 30, 2013.  There was nothing paid or received as a result of these contracts.  The Company did not enter into any foreign currency contracts during the six months ended June 30, 2012. There were no outstanding derivative contracts as of June 30, 2013 and December 31, 2012.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report (June 30, 2013) (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, our principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. Our principal executive officer and principal financial officer also conducted an evaluation of our internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended June 30, 2013 that have materially affected or which are reasonably likely to materially affect Internal Control.  Based on that evaluation, there has been no such change during the quarter ended June 30, 2013.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the first six months of 2013, there have been no new material legal proceedings or material changes in the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 1A. RISK FACTORS

During the first six months of 2013, there were no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS

Repurchases of Equity Securities

The following is a summary of share repurchase activity during the three months ended June 30, 2013.

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

Period	Total Number of Shares Purchased		Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2013 - April 30, 2013	10,947	(2)	$18.25	4,210	$32,352,413
May 1, 2013 - May 31, 2013					32,352,413
June 1, 2013 - June 30, 2013					32,352,413
Total	10,947			4,210

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

(2)         In April 2013, 20,000 shares of outstanding restricted stock vested.  Concurrently with the vestings, 6,737 shares were forfeited by the holder of the restricted shares to cover applicable taxes paid on the holders’ behalf by the Company.  The remaining shares were purchased under the Options Proceeds Program.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2013, and December 31, 2012, (ii) Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three and six months ended June 30, 2013 and June 30, 2012, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and June 30, 2012, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOLL, INC.
(Registrant)

Date: August 9, 2013
By:	/s/ Andrew B. Cogan
Andrew B. Cogan
Chief Executive Officer

Date: August 9, 2013
By:	/s/ Barry L. McCabe
Barry L. McCabe
Chief Financial Officer
(Chief Accounting Officer and Controller)