Form 10-Q
period 2013-09-30
KNOLL INC
filed 2013-11-12
CIK 1011570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 7, 2013, there were 48,275,175 shares (including 1,108,488 shares of non-voting restricted shares) of the Registrant’s common stock, par value $0.01 per share, outstanding.

KNOLL, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KNOLL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in thousands, except per share data)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$13,513	$29,956
Customer receivables, net	90,511	105,877
Inventories	94,102	98,195
Deferred income taxes	14,066	13,061
Prepaid and other current assets	16,349	11,433
Total current assets	228,541	258,522
Property, plant, and equipment, net	133,281	124,838
Goodwill	80,250	80,332
Intangible assets, net	222,203	222,498
Other non-trade receivables	4,458	3,700
Other noncurrent assets	4,637	5,163
Total Assets	$673,370	$695,053
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$75,840	$83,600
Income taxes payable	1,963	6,327
Other current liabilities	67,635	86,018
Total current liabilities	145,438	175,945
Long-term debt	183,000	193,000
Deferred income taxes	60,504	51,382
Postretirement benefits other than pensions	10,377	10,005
Pension liability	57,851	64,836
Other noncurrent liabilities	15,543	11,785
Total liabilities	472,713	506,953
Commitments and contingent liabilities
Stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 62,775,725 shares issued and 48,178,298 shares outstanding (net of 14,597,427 treasury shares) at September 30, 2013 and 62,266,755 shares issued and 47,840,562 shares outstanding (net of 14,426,193 treasury shares) at December 31, 2012	482	479
Additional paid-in capital	35,510	27,751
Retained earnings	189,927	184,750
Accumulated other comprehensive income (loss)	(25,262)	(24,880)
Total stockholders’ equity	200,657	188,100
Total Liabilities and Stockholders’ Equity	$673,370	$695,053

See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Sales	$216,898	$219,794	$631,796	$637,473
Cost of sales	144,559	145,578	425,949	425,798
Gross profit	72,339	74,216	205,847	211,675
Selling, general, and administrative expenses	55,288	50,694	166,094	151,899
Operating profit	17,051	23,522	39,753	59,776
Interest expense	1,484	1,635	4,496	4,778
Other expense (income), net	2,224	2,786	(1,273)	3,723
Income before income tax expense	13,343	19,101	36,530	51,275
Income tax expense	4,793	6,904	14,018	18,766
Net income	$8,550	$12,197	$22,512	$32,509
Net earnings per share:
Basic	$0.18	$0.26	$0.48	$0.70
Diluted	$0.18	$0.26	$0.47	$0.69
Dividends per share	$0.12	$0.12	$0.36	$0.32
Weighted-average number of common shares outstanding:
Basic	46,915,660	46,667,359	46,882,362	46,595,066
Diluted	47,679,422	47,038,785	47,615,305	47,051,004
Net income	$8,550	$12,197	$22,512	$32,509
Other comprehensive income (loss)
Foreign currency translation adjustment	4,047	4,586	(3,164)	2,076
Pension and other post-retirement liability adjustment, net of tax	913	—	2,782	—
Total other comprehensive income (loss), net of tax	4,960	4,586	(382)	2,076
Total comprehensive income	$13,510	$16,783	$22,130	$34,585

See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	Nine Months Ended September 30, 2013
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITES
Net income	$22,512	$32,509
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	11,176	10,832
Amortization expense (including deferred financing fees)	1,064	1,257
Loss (gain) on disposal of property, plant, and equipment	126	(483)
Write-off of deferred financing fees	—	477
Unrealized foreign currency (gains) losses	(2,177)	1,997
Stock-based compensation	8,011	7,841
Other non-cash items	22	22
Changes in assets and liabilities net of effects of acquisitions:
Customer receivables	15,259	26,247
Inventories	3,878	(11,375)
Accounts payable	(9,646)	(10,317)
Current and deferred income taxes	(2,241)	(12,327)
Prepaid and other current assets	532	(3,694)
Other current liabilities	(16,570)	(11,615)
Other noncurrent assets and liabilities	(597)	(2,316)
Cash provided by operating activities	31,349	29,055
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net	(20,486)	(10,088)
Purchase of business, net of cash acquired	—	(5,968)
Purchase of intangibles	(275)	(488)
Cash used in investing activities	(20,761)	(16,544)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facility	206,000	491,000
Repayment of revolving credit facility	(216,000)	(500,000)
Payment of financing fees	(13)	(2,846)
Payment of dividends	(16,888)	(14,925)
Proceeds from the issuance of common stock	2,234	886
Purchase of common stock for treasury	(2,729)	(3,465)
Tax benefit from the exercise of stock options and vesting of equity awards	246	126
Cash used in financing activities	(27,150)	(29,224)
Effect of exchange rate changes on cash and cash equivalents	119	(860)
Decrease in cash and cash equivalents	(16,443)	(17,573)
Cash and cash equivalents at beginning of period	29,956	28,263
Cash and cash equivalents at end of period	$13,513	$10,690

See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Knoll, Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  The consolidated balance sheet of the Company, as of December 31, 2012, was derived from the Company’s audited consolidated balance sheet as of that date.  All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company’s operations and cash flows for the periods presented.  All of these adjustments are of a normal recurring nature.  All intercompany balances and transactions have been eliminated in consolidation.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2012.

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE 3. INVENTORIES

	September 30, 2013	December 31, 2012
	(in thousands)
Raw materials	49,667	50,159
Work-in-process	7,018	7,626
Finished goods	37,417	40,410
	94,102	98,195

Inventory reserves for obsolescence and other estimated losses were $6.3 million and $6.9 million at September 30, 2013 and December 31, 2012, respectively, and have been included in the amounts above.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4. INCOME TAXES

The Company’s income tax provision consists of federal, state and foreign income taxes.  The tax provisions for the three and nine months ended September 30, 2013 and 2012 were based on the estimated effective tax rates applicable for the full years ending December 31, 2013 and 2012, after giving effect to items specifically related to the interim periods.  The Company’s effective tax rate was 35.9% for the three months ended September 30, 2013 and 36.1% for the three months ended September 30, 2012. The Company’s effective tax rate was 38.4% for the nine months ended September 30, 2013 and 36.6% for the nine months ended September 30, 2012. The increase in the Company's effective tax rate for the nine months ended September 30, 2013, was primarily a result of certain non-deductible items and the geographic mix of pretax income and the different tax rates of these jurisdictions.

As of September 30, 2013 and December 31, 2012, the Company had unrecognized tax benefits of approximately $0.8 million and $1.2 million, respectively.  These unrecognized tax benefits amounts would affect the effective tax rate if recognized.  As of September 30, 2013, the Company is subject to U.S. Federal income tax examinations for the tax years 2009 through 2012, and to non-U.S. income tax examinations for the tax years 2004 through 2012.  In addition, the Company is subject to state and local income tax examinations for the tax years 2004 through 2012.

NOTE 5.  DERIVATIVE FINANCIAL INSTRUMENTS

Foreign Currency Contracts

From time to time, the Company enters into foreign currency forward exchange contracts and foreign currency option contracts to manage its exposure to foreign exchange rates associated with short-term operating receivables of a Canadian subsidiary that are payable by the U.S. operations. The terms of these contracts are generally less than a year. Changes in the fair value of such contracts are reported in earnings as a component of “Other expense (income), net.”

The Company entered into two foreign currency contracts during the nine months ended September 30, 2013.  No amount was paid or received as a result of these contracts.  The Company did not enter into any foreign currency contracts during the nine months ended September 30, 2012. There were no outstanding derivative contracts as of September 30, 2013 and December 31, 2012.

NOTE 6. CONTINGENT LIABILITIES AND COMMITMENTS

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

Collective Bargaining

At September 30, 2013, the Company employed a total of 3,175 people.  Approximately 12.1% of the employees are represented by unions.  The Grand Rapids, Michigan plant is the only unionized plant within the U.S. and has an agreement with the Carpenters Union, Local 1615, of the United Brotherhood of Carpenters and Joiners of America, Affiliate of the Carpenters Industrial Council, covering approximately 185 hourly employees. The Collective Bargaining Agreement expires April 30, 2015.  Approximately 200 workers in Italy are also represented by unions.  The union contracts under which these Italian workers are represented expire in 2015 and 2016.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6. CONTINGENT LIABILITIES AND COMMITMENTS (continued)

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

Changes in the warranty reserve are as follows (in thousands):

Balance, as of December 31, 2012	$7,852
Provision for warranty claims	5,120
Warranty claims paid	(4,801)
Foreign currency translation adjustment	(8)
Balance, as of September 30, 2013	$8,163

Warranty expense for the three months ended September 30, 2013 and 2012 was $1.6 million and $1.6 million, respectively. Warranty expense for the nine months ended September 30, 2013 and 2012 was $5.1 million and $4.7 million, respectively.

NOTE 7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2013 (in thousands):

	Foreign Currency Translation Adjustment	Pension and Other Post- Retirement Liability Adjustment	Total
Balance, as of December 31, 2012	$21,078	$(45,958)	$(24,880)
Other comprehensive income (loss) before reclassifications	(3,164)	43	(3,121)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2,739	2,739
Balance, as of September 30, 2013	$17,914	$(43,176)	$(25,262)

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (continued)

The following reclassifications were made from accumulated other comprehensive income (loss) to the statement of operations for the three months ended September 30, 2013 (in thousands):

	Amounts reclassified from accumulated other comprehensive income (loss)		Affected line item in the condensed consolidated statement of operations and comprehensive income
Amortization of pension and other post-retirement liability adjustments
Prior Service Costs	$840	(1)
Actuarial Losses	(2,348)	(1)
Total Before Tax	(1,508)
Tax Benefit	595
Net of Tax	$(913)

(1) These accumulated other comprehensive income (loss) components are included in the computation of net period pension costs. See Note 8 for additional information.

The following reclassifications were made from accumulated other comprehensive income (loss) to the statement of operations for the nine months ended September 30, 2013 (in thousands):

	Amount reclassified from accumulated other comprehensive income (loss)		Affected line item in the condensed consolidated statement of operations and comprehensive income
Amortization of pension and other post-retirement liability adjustments
Prior Service Costs	$2,520	(1)
Actuarial Losses	(7,044)	(1)
Total Before Tax	(4,524)
Tax Benefit	1,785
Net of Tax	$(2,739)

(1) These accumulated other comprehensive income (loss) components are included in the computation of net period pension costs. See Note 8 for additional information.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8. PENSIONS AND OTHER POST-RETIREMENT BENEFITS

The following tables summarize the costs of the Company’s employee pension and other post-retirement benefit plans for the periods indicated (in thousands):

	Pension Benefits		Other Benefits
	Three months ended		Three months ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
Service cost	$2,002	$1,802	$9	$12
Interest cost	3,016	2,955	81	114
Expected return on plan assets	(3,478)	(3,131)	—	—
Amortization of prior service cost	4	4	(844)	(844)
Recognized actuarial loss	2,156	1,027	192	246
Net periodic benefit cost	$3,700	$2,657	$(562)	$(472)

For the three months ended September 30, 2013, $2.2 million of pension expense was incurred in cost of sales and $1.5 million was incurred in selling, general, and administrative expenses.

	Pension Benefits		Other Benefits
	Nine months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
Service cost	$6,006	$5,406	$27	$36
Interest cost	9,048	8,865	243	342
Expected return on plan assets	(10,434)	(9,393)	—	—
Amortization of prior service cost	12	12	(2,532)	(2,532)
Recognized actuarial loss	6,468	3,081	576	738
Net periodic benefit cost	$11,100	$7,971	$(1,686)	$(1,416)

For the nine months ended September 30, 2013, $6.7 million of pension expense was incurred in cost of sales and $4.4 million was incurred in selling, general, and administrative expenses.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9. COMMON STOCK AND EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period (excluding unvested restricted shares).  Diluted earnings per share reflects the additional dilution for all shares and potential shares issued under the stock incentive plans (including unvested restricted shares).

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
	(in thousands)
Weighted-average number of common shares outstanding - basic	46,916	46,667	46,882	46,595
Potentially dilutive shares resulting from stock plans	763	372	733	456
Weighted-average number of common shares outstanding - diluted	47,679	47,039	47,615	47,051
Antidilutive equity awards number not included in the weighted-average common shares - diluted	164	606	164	438

Common stock activity for the nine months ended September 30, 2013 and 2012 included the repurchase of 158,234 shares for $2.7 million and 224,459 shares for $3.5 million, respectively.  Common stock activity for the first nine months of 2013 also included the exercise of 190,036 options for $2.2 million and the vesting of 111,630 restricted shares.  Common stock activity for the first nine months of 2012 also included the exercise of 75,089 options for $0.9 million and the vesting of 467,927 restricted shares.

NOTE 10. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Accounting Standards Codification 820, “Fair Value Measurements and Disclosures,” established a hierarchy that prioritizes fair value measurements based on types of inputs used for the various valuation techniques (market approach, income approach, and cost approach). The hierarchy is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon its own market assumptions. The Company uses the following valuation techniques to measure fair value for its financial assets and financial liabilities:

·                  Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.
·                  Level 2: Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.
·                  Level 3: Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

Financial Instruments

The fair value of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate carrying value due to their short maturities.

The fair value of the Company’s long-term debt approximates its carrying value, as it is variable rate debt and the terms are comparable to market terms as of the balance sheet dates, and are classified as Level 2.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11. SEGMENT INFORMATION

Accounting Standards Codification 280, “Segment Reporting,” defines that a segment for reporting purposes is based on the financial performance measures that are regularly reviewed by the “Chief Operating Decision Maker” to assess segment performance and to make decisions about a public entity’s allocation of resources. Based on this guidance, the Company reports its segment results based on the following reportable segments: (i) Office; (ii) Studio; and (iii) Coverings. The Office segment serves corporate, government, healthcare, retail and other customers in the United States and Canada providing a portfolio of office furnishing solutions including systems, seating, storage, and KnollExtra® ergonomic accessories, and other products. The Studio segment includes KnollStudio®, Knoll Europe which sells primarily KnollStudio products, and Richard Schultz® Design.  The KnollStudio portfolio includes a range of lounge seating; side, cafe and dining chairs; barstools; and conference, dining and occasional tables. Richard Schultz Design provides high-quality outdoor furniture. The Coverings segment includes, KnollTextiles®, Spinneybeck®, Edelman Leather® and Filzfelt™. These businesses serve a wide range of customers offering high-quality textiles, felt, and leather.

The following information below categorizes certain financial information into the above-noted segments for the three and nine months ended September 30, 2013 and 2012:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
NET SALES
Office	$150,545	$160,032	$436,095	$452,220
Studio	37,701	33,035	113,370	105,403
Coverings	28,652	26,727	82,331	79,850
Total	$216,898	$219,794	$631,796	$637,473

INTERSEGMENT SALES
Office	$458	$277	$1,314	$1,447
Studio	1,803	1,359	4,823	3,777
Coverings	2,578	1,949	7,343	6,425
Total	$4,839	$3,585	$13,480	$11,649

OPERATING PROFIT (1)
Office	$5,677	$12,974	$11,111	$28,629
Studio	5,291	5,200	12,707	15,598
Coverings	6,083	5,348	15,935	15,549
Total	$17,051	$23,522	$39,753	$59,776

(1)  The Company does not allocate interest expense or other expense (income), net to the reportable segments.

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated all subsequent events through the date that the condensed consolidated financial statements were issued. No material subsequent events have occurred since September 30, 2013 that required recognition or disclosure in the condensed consolidated financial statements.

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

Overview

Net sales during the third quarter of 2013 were $216.9 million, a decrease of $2.9 million, or 1.3%, over the third quarter of 2012. Sales to governmental agencies continued to decline on a year-over-year basis which drove the overall decline in sales in the Office segment.  Office segment sales decreased 5.9% during the third quarter of 2013 when compared with the prior year. The Studio and Coverings segments, however, both experienced growth during the quarter. Studio segment sales increased 14.2% while the Coverings segment experienced 7.5% growth. In the Studio segment, growth in Europe outpaced the growth in North America during the third quarter of 2013 when compared with the prior year.  In the Coverings segment, both our leather and textiles subsidiaries experienced growth during the quarter.

For the third quarter of 2013, gross profit as a percentage of net sales decreased 40 basis points to 33.4% versus the comparable quarter of the prior year.  The decrease in gross margin from the third quarter of 2012 largely resulted from the impact on fixed cost absorption as a result of our lower sales as well as pricing pressures in the Office segment. Continuous improvement projects in our factories helped to offset some of this decline. Sequentially, gross profit as a percentage of net sales increased 80 basis points when compared with the second quarter of 2013.

Operating expenses for the third quarter of 2013 were $55.3 million, or 25.5% of net sales, compared to $50.7 million, or 23.1% of net sales, for the third quarter of 2012.  The increase in operating expenses during the third quarter of 2013 primarily resulted from our previously announced strategic initiatives partially offset by lowered levels of incentive compensation accruals.

Operating profit for the third quarter of 2013 was $17.1 million, a decrease of 27.2% from the third quarter of 2012.  The decrease in operating profit during the third quarter of 2013 is mainly attributable to increased spending associated with our announced strategic investment initiatives and our lower sales.

Net income was $8.6 million during the third quarter of 2013 compared to $12.2 million during the third quarter of 2012.  Diluted earnings per share was $0.18 for the third quarter of 2013 and $0.26 for the third quarter of 2012. During the third quarter of 2013, non-cash charges relating to foreign exchange losses decreased earnings approximately $0.03 per share.

During the third quarter of 2013, we paid a quarterly dividend of $5.6 million or $0.12 per share.  Capital expenditures decreased $0.3 million during the third quarter of 2013 to $3.3 million, when compared with the same period in the prior year.  During the quarter, we reduced our outstanding debt by an additional $5.0 million bringing our total outstanding debt under our revolving credit facility to $183.0 million at September 30, 2013. During the last twelve months, we have reduced our outstanding debt by $20.0 million.

This quarter we saw improvement in our Studio and Coverings segments. The Office segment, however, continues to be challenged by mediocre growth in part as a result of declining federal government sales. During the quarter, we experienced an improvement in our internal leading indicators such as client visits and mock-ups that is very encouraging. However, we expect the fourth quarter will continue to be pressured by the reduced government demand and the delay of some larger projects.

Results of Operations

Comparison of Three and Nine Months ended September 30, 2013 and 2012

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(in thousands)
Condensed Consolidated Statement of Operations Data:
Net sales	$216,898	$219,794	$631,796	$637,473
Gross profit	72,339	74,216	205,847	211,675
Operating profit	17,051	23,522	39,753	59,776
Interest expense	1,484	1,635	4,496	4,778
Other expense (income), net	2,224	2,786	(1,273)	3,723
Income tax expense	4,793	6,904	14,018	18,766
Net income	8,550	12,197	22,512	32,509

Statistical and Other Data:
Sales decline from comparable prior year	(1.3)%	(8.2)%	(0.9)%	(8.8)%
Gross profit margin	33.4	33.8	32.6	33.2

Net Sales

Net sales for the third quarter of 2013 were $216.9 million, a decrease of $2.9 million, or 1.3%, from net sales of $219.8 million for the same period in the prior year. Net sales for the nine months ended September 30, 2013 were $631.8 million, a decrease of $5.7 million, or 0.9%, from net sales of $637.5 million for the same period in the prior year.   The decrease in net sales for the three and nine months ended September 30, 2013 was mainly due to lower governmental purchases and some price erosion in the Office segment.

A continued decline in our government business negatively impacted our sales performance, particularly in the Office segment, during the first nine months of 2013, and we expect will negatively impact sales for the remainder of 2013.  During the nine months ended September 30, 2013 and 2012, approximately 13.1% and 16.0%, respectively, of our sales were to U.S., state, and local governmental agencies.

Gross Profit and Operating Profit

Gross profit for the third quarter of 2013 was $72.3 million, a decrease of $1.9 million, or 2.6%, from gross profit of $74.2 million for the same period in the prior year. Gross profit for the nine months ended September 30, 2013 was $205.8 million, a decrease of $5.9 million, or 2.8%, from gross profit of $211.7 million for the same period in the prior year.  As a percentage of net sales, gross profit decreased from 33.8% for the third quarter of 2012 to 33.4% for the third quarter of 2013. As a percentage of net sales, gross profit decreased from 33.2% for the nine months ended September 30, 2012 to 32.6% for the nine months ended September 30, 2013. The decrease in gross profit margin in the three and nine months ended September 30, 2013 is primarily a result of price erosion in the Office segment and lower absorption of our fixed costs as a result of our lower sales.

Operating profit for the third quarter of 2013 was $17.1 million, a decrease of $6.4 million, or 27.2%, from operating profit of $23.5 million for the same period in the prior year. Operating profit for the nine months ended September 30, 2013 was $39.8 million, a decrease of $20.0 million, or 33.4%, from operating profit of $59.8 million for the same period in the prior year.  Operating profit as a percentage of net sales decreased from 10.7% in the third quarter of 2012 to 7.9% for the same period of 2013. Operating profit as a percentage of net sales decreased from 9.4% for the nine months ended September 30, 2012 to 6.3% in the same period for 2013. This decrease in operating profit during the three and nine months ended September 30, 2013 was primarily driven by an increase in operating expenses associated with our previously announced strategic investments partially offset by lower incentive accruals.

Interest Expense

Interest expense for the three and nine months ended September 30, 2013 was $1.5 million and $4.5 million, respectively, a decrease of $0.1 million and $0.3 million from the same periods in the prior year.  The weighted-average interest rate for the third quarter of 2013 was 2.7%. The weighted-average interest rate for the same period of 2012 was 2.6%. The weighted-average interest rate for the nine months ended September 30, 2013 and September 30, 2012 was 2.6% and 2.4%, respectively.

Other Expense (Income), net

Other expense (income), net for the third quarter of 2013 consisted of expense of $2.2 million related to foreign exchange losses.  Other expense (income), net for the third quarter of 2012 consisted of expense of $2.9 million primarily related to foreign exchange losses offset by $0.1 million of miscellaneous income. Other expense (income), net for the nine months ended September 30, 2013 consisted of income of $1.3 million related to foreign exchange gains. Other expense (income), net for the nine months ended September 30, 2012 consisted of expense of $3.4 million of foreign exchange losses and $0.5 million related to the write-off of deferred financing fees offset by $0.2 million of miscellaneous income.

Income Tax Expense

The effective tax rate was 35.9% for the third quarter of 2013, as compared to 36.1% for the same period in 2012.  The effective tax rate was 38.4% for the nine months ended September 30, 2013, as compared to 36.6% for the same period in 2012.  The increase in the effective tax rate for the nine months ended September 30, 2013 when compared to the same period in the prior year was due to certain non-deductible items and the mix of pretax income and the varying tax rates in the countries in which we operate.

Business Segment Analysis

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
NET SALES
Office	$150,545	$160,032	$436,095	$452,220
Studio	37,701	33,035	113,370	105,403
Coverings	28,652	26,727	82,331	79,850
Total	$216,898	$219,794	$631,796	$637,473

OPERATING PROFIT (1)
Office	$5,677	$12,974	$11,111	$28,629
Studio	5,291	5,200	12,707	15,598
Coverings	6,083	5,348	15,935	15,549
Total	$17,051	$23,522	$39,753	$59,776

(1) The Company does not allocate interest expense or other expense (income), net to the reportable segments.

Office:

Net sales for the Office segment for the third quarter of 2013 were $150.5 million, a decrease of $9.5 million, or 5.9%, when compared with the same period in 2012.  Net sales for the Office segment for the nine months ended September 30, 2013 were $436.1 million, a decrease of $16.1 million, or 3.6%, when compared with the same period in 2012.  The decrease in federal government purchases continues to impact the Office segment. Office segment net sales for the three and nine months ended September 30, 2013 were also negatively impacted by $0.5 million and $0.6 million, respectively, due to changes in foreign exchange rates when compared to the same periods in the prior year.

Operating profit for the third quarter of 2013 for the Office segment was $5.7 million, a decrease of $7.3 million, or 56.2%, when compared with the same period in 2012. Operating profit for the nine months ended September 30, 2013 for the Office segment was $11.1 million, a decrease of $17.5 million, or 61.2%, when compared with the same period in 2012.  The decrease in operating profit for the three and nine months ended September 30, 2013 was mainly attributed to increased spending associated with our announced strategic investment plans, price erosion in the Office segment, and lower sales.  As a percentage of net sales, the Office segment operating profit for the three and nine months ended September 30, 2013 was 3.8% and 2.5%, respectively. As a percentage of net sales, the Office segment operating profit for the three and nine months ended September 30, 2012 was 8.1% and 6.3%, respectively.

Studio:

Net sales for the Studio segment for the third quarter of 2013 were $37.7 million, an increase of $4.7 million, or 14.2%, when compared with the same period in 2012. Net sales for the Studio segment for the nine months ended September 30, 2013 were $113.4 million, an increase of $8.0 million, or 7.6%, when compared with the same period in 2012. The increase in net sales for the Studio segment for the three months ended September 30, 2013 was mainly the result of increased sales in Europe. The increase in net sales for the Studio segment for the nine months ended September 30, 2013 was mainly the result of increased sales in North America. Studio segment net sales for the three and nine months ended September 30, 2013 were positively impacted by $0.4 million and $0.3 million, respectively, due to changes in foreign exchange rates when compared to the same periods in the prior year.

Operating profit for the third quarter of 2013 for the Studio segment was $5.3 million, an increase of $0.1 million, or 1.9%, when compared with the same period in 2012. Operating profit for the nine months ended September 30, 2013 for the Studio segment was $12.7 million, a decrease of $2.9 million, or 18.6%, when compared with the same period in 2012. As a percentage of net sales, the Studio segment operating profit was 14.1% for the third quarter ended September 30, 2013, down from 15.8% for the third quarter ended September 30, 2012.  As a percentage of net sales, the Studio segment operating profit was 11.2% for the nine months ended September 30, 2013, down from 14.8% for the same period in the prior year. The increase in operating profit for the three months ended September 30, 2013 in the Studio segment was mainly the result of increased sales in Europe. Increased operating expenses in Europe with our renewed participation in Salone Internazionale del Mobile (the major European furniture trade show), as well as increased operating expenses in North America as part of our growth initiative spending, were the main causes of the decline in the Studio segment operating margin for the nine months ended September 30, 2013.

Coverings:

Net sales for the third quarter of 2013 for the Coverings segment were $28.7 million, an increase of $2.0 million, or 7.5%, when compared with the same period in 2012.  Net sales for the nine months ended September 30, 2013 for the Coverings segment were $82.3 million, an increase of $2.4 million, or 3.0%, when compared with the same period in 2012.  The increase in net sales for the Coverings segment for the three and nine months ended September 30, 2013 was the result of increased sales by both our leather and textile businesses. Coverings segment net sales for the three and nine months ended September 30, 2013 were minimally impacted by changes in foreign exchange rates compared to the same period in the prior year.

Operating profit for the third quarter of 2013 for the Coverings segment was $6.1 million, an increase of $0.8 million, or 15.1%, when compared with the same period of 2012. Operating profit for the nine months ended September 30, 2013 for the Coverings segment was $15.9 million, an increase of $0.4 million, or 2.6%, when compared with the same period in 2012.  The increase in operating profit in the Coverings segment during the three and nine months ended September 30, 2013 is the result of increased sales at our leather businesses.  As a percentage of net sales, the Coverings segment operating profit was 21.3% for the third quarter ended September 30, 2013 and 19.9% for the third quarter ended September 30, 2012.  As a percentage of net sales, the Coverings segment operating profit was 19.3% for the nine months ended September 30, 2013 and 19.5% for the same period in the prior year.

Liquidity and Capital Resources

The following table highlights certain key cash flows and capital information pertinent to the discussion that follows:

	Nine Months Ended
	September 30, 2013	September 30, 2012
	(in thousands)
Cash provided by operating activities	$31,349	$29,055
Capital expenditures, net	(20,486)	(10,088)
Cash used in investing activities	(20,761)	(16,544)
Purchase of common stock for treasury	(2,729)	(3,465)
Proceeds from revolving credit facility	206,000	491,000
Repayment of revolving credit facility	(216,000)	(500,000)
Payment of dividends	(16,888)	(14,925)
Proceeds from the issuance of common stock	2,234	886
Cash used in financing activities	(27,150)	(29,224)

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

Year-to-date net cash provided by operations was $31.3 million, of which $40.7 million was provided by net income plus non-cash items, offset by $9.4 million of unfavorable changes in operating assets and liabilities.  During the first nine months of 2012, net cash provided by operations was $29.1 million, of which $54.5 million was provided by net income plus non-cash items, offset by $25.4 million from unfavorable changes in operating assets and liabilities.

For the nine months ended September 30, 2013, we used available cash, including $31.3 million of net cash from operating activities, to fund $20.5 million in capital expenditures, to repay $10.0 million of outstanding debt, fund dividend payments to shareholders totaling $16.9 million, and fund working capital.

For the nine months ended September 30, 2012, we used available cash, including $29.1 million of net cash from operating activities, to fund $10.1 million in capital expenditures, to pay down debt of $9.0 million net, fund dividend payments to shareholders totaling $14.9 million, and fund working capital.

Cash used in investing activities was $20.8 million for the nine months ended September 30, 2013 and $16.6 million for the same period in 2012.  Fluctuations in cash used in investing activities were primarily attributable to increased capital spending.  The increase in capital expenditures year-over-year is in large part due to expenditures we incurred during 2013 related to our new flagship showroom located in New York City, our new website, capital investments in our factories, and technology infrastructure upgrades with the implementation of our new enterprise resource planning system.

We use our revolving credit facility in the ordinary course of business to fund our working capital needs and, at times, make significant borrowings and repayments under the facility depending on our cash needs and availability at such time.  As of September 30, 2013 and December 31, 2012, there was $183.0 million and $193.0 million, respectively, outstanding under the facility.  Borrowings under the revolving credit facility may be repaid at any time, but no later than February 3, 2017.

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

We provided a discussion of our market risk in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2012. During the first nine months of 2013, there was no substantive change in our market risk except for the items noted below. This discussion should be read in conjunction with Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2012.

During the normal course of business, we are routinely subjected to market risk associated with interest rate movements and foreign currency exchange rate movements. Interest rate risk arises from our debt obligations and foreign currency exchange rate risk arises from our non-U.S. operations and purchases of inventory from foreign suppliers.

We also have risk in our exposure to certain materials and transportation costs.  Steel, leather, wood products and plastics are all used in the manufacture of our products. During the nine months ended September 30, 2013, there was minimal change in material and transportation costs when compared with the same period in the prior year.

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

Our annualized weighted-average rate of interest for the nine months ended September 30, 2013 was 2.6%.  Our annualized weighted-average rate of interest for the same period of 2012 was 2.4%.

Foreign Currency Exchange Rate Risk

We manufacture our products in the United States, Canada and Italy, and sell our products worldwide.  Our foreign sales and certain expenses are transacted in foreign currencies.  Our production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold.  Additionally, as we report currency in the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar.  The principal foreign currencies in which we conduct business are the Canadian dollar and the Euro. Approximately 12.7% of our revenues for the first nine months of 2013 and 13.2% in the same period for 2012, and 33.6% of our cost of goods sold for the first nine months of 2013 and 33.7% in the same period of 2012, were denominated in currencies other than the U.S. dollar.  For the nine months ended September 30, 2013 and 2012, foreign exchange rate fluctuations included in other expense (income), net results in a $1.3 million translation gain and a $3.4 million translation loss, respectively.

From time to time, we enter into foreign currency forward exchange contracts and foreign currency option contracts for other than trading purposes in order to manage our exposure to foreign exchange rates - typically associated with short-term operating receivables of a Canadian subsidiary that are payable by our U.S. operations.  The terms of these contracts are generally less than a year.  Changes in the fair value of such contracts are reported in earnings in the period the value of the contract changes.  The net gain or loss upon settlement and the change in fair value of outstanding contracts is recorded as a component of other expense (income), net.  The Company entered into two foreign currency contracts during the nine months ended September 30, 2013.  There was nothing paid or received as a result of these contracts.  The Company did not enter into any foreign currency contracts during the nine months ended September 30, 2012. There were no outstanding derivative contracts as of September 30, 2013 and December 31, 2012.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report (September 30, 2013) (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, our principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. Our principal executive officer and principal financial officer also conducted an evaluation of our internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended September 30, 2013 that have materially affected or which are reasonably likely to materially affect Internal Control.  Based on that evaluation, there has been no such change during the quarter ended September 30, 2013.

PART II — OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS

During the first nine months of 2013, there have been no new material legal proceedings or material changes in the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 1A. RISK FACTORS

During the first nine months of 2013, there were no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS

Repurchases of Equity Securities

The following is a summary of share repurchase activity during the three months ended September 30, 2013.

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

Period	Total Number of Shares Purchased		Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2013 - July 31, 2013	8,870	(2)	$15.96	—	$32,352,413
August 1, 2013 - August 30, 2013	794		$16.83	794	32,352,413
September 1, 2013 - September 30, 2013	3,856		$15.89	3,856	32,352,413
Total	13,520			4,650

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

(2)         In July 2013, 25,000 shares of outstanding restricted stock vested.  Concurrently with the vestings, 8,870 shares were forfeited by the holder of the restricted shares to cover applicable taxes paid on the holders’ behalf by the Company.

ITEM 6.  EXHIBITS

Exhibit Number	Description

10.1(a)	Letter Agreement, dated August 15, 2013, between Knoll, Inc. and Craig B. Spray
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three and nine months ended September 30, 2013 and September 30, 2012, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and September 30, 2012, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

(a) Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2013.

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

KNOLL, INC.
(Registrant)

Date: November 12, 2013
	By:	/s/ Andrew B. Cogan
Andrew B. Cogan
Chief Executive Officer

Date: November 12, 2013
	By:	/s/ Craig B. Spray
Craig B. Spray
Chief Financial Officer
(Chief Accounting Officer)