Form 10-K
period 2013-12-31
KNOLL INC
filed 2014-03-03
CIK 1011570

UNITED STATES
Draft 3/03/14
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐    No ☒
As of June 30, 2013, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $650,424,000 based on the closing sale price as reported on the New York Stock Exchange.
As of February 28, 2014 there were 48,382,398 shares (including 1,157,070 shares of non-voting restricted shares) of the Registrant's common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement for its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this report on Form 10-K to the extent stated therein.

PART I
ITEM 1. BUSINESS
General
We are a leading designer and manufacturer of furnishings, textiles and fine leathers for the workplace and home. For over a decade now we have been building a diversified design-driven product portfolio and flexible business model that can perform in various business cycles. Our commitment to innovation and modern design has yielded a comprehensive portfolio of products designed to provide enduring value and help clients shape their workplaces and homes with imagination and vision. Our products are recognized for high quality and a sophisticated image and are targeted at the middle to upper end of the market. We sell our products primarily through a direct sales force and a broad network of independent dealers.
Knoll marked its 75th anniversary in 2013 with our Modern always™ campaign celebrating iconic design for the home and office since the company’s founding in 1938. This campaign, over the course of the year, brought the story of modern design to life through a multi-media launch that included social media; a comprehensive print ad campaign; the redesign of our website and opening of our first e-commerce destination; and the opening of our flagship showroom and first retail location in midtown Manhattan. Knoll also debuted two new collections - the “Tools for Life” collection, designed by world-class architecture studio, OMA, and presented at Solone Internazionale del Mobile in Milan, and The Washington CollectionTM by prominent architect, David Adjaye.
Since our founding, we have been recognized worldwide as a design leader within our industry. Our products are exhibited in major art museums worldwide, including more than 50 pieces in the permanent Design Collection of The Museum of Modern Art in New York. This legacy continues to flourish today and is embodied in an ambitious series of new products that reflect forward-thinking ideas about design and workplace performance, among them: the Generation by Knoll® family of innovative task and multipurpose seating; Reff® Profiles, furnishings for the contemporary private office; and Antenna® Workspaces, a new approach for individual and group work spaces. In 2011, we were honored to receive the Smithsonian Museum's Cooper-Hewitt National Design Award for Corporate and Institutional Achievement, celebrating our design legacy.
Our design excellence is complemented by a management philosophy that fosters a strong collaborative culture, client-driven processes and a lean, agile operating structure. Our employees are performance-driven and motivated by a variable incentive compensation system and broad-based equity ownership in the company.
Our management evaluates the company as three reporting segments: (i) Office; (ii) Studio; (iii) and Coverings. The Office segment includes systems, seating, storage, tables, desks and KnollExtra® ergonomic accessories as well as the international sales of our North American Office products. The Studio segment includes our KnollStudio® division, the Company's European subsidiaries which primarily sell KnollStudio products, Richard Schultz® Design and, as of February 3, 2014, Holly Hunt Enterprises, Inc. The KnollStudio portfolio includes a range of lounge seating, side, café and dining chairs, barstools, and conference, dining and occasional tables. Richard Schultz® Design provides high-quality outdoor furniture. The Coverings segment includes KnollTextiles®, Spinneybeck® (including Filzfelt®), and Edelman® Leather. These businesses serve a wide range of customers offering high-quality textiles, felt, and leather. When we refer to our "specialty" products or businesses in this report, we are referring to our Studio and Coverings segments. See below for a further discussion of the individual businesses within each segment.
For further information regarding our segments, see Note 19 in the accompanying financial statements.
All trademarks used in this annual report on Form 10-K that are not owned by us or our affiliates are the property of their respective owners.
Products
We offer a comprehensive and expanding portfolio of high-quality furniture, textiles and leathers across five product categories: (i) office systems, which are typically modular and movable workspaces with functionally integrated panels or table desks, worksurfaces, pedestals and other storage units, power and data systems and lighting; (ii) office seating; (iii) files and storage; (iv) desks, casegoods and tables; and (v) specialty products, including high image side chairs, sofas, desks and tables for the office and home, textiles, accessories, leathers and related products;. Historically, we have derived most of our revenues from office systems and from specialty products including our KnollStudio collection of signature design classics furnishings, KnollTextiles fabrics, Spinneybeck leathers, and Edelman leathers. However, in recent years, we have significantly expanded our product offerings in seating, files and storage, casegoods and tables and have reduced our dependence on office systems by further growing our specialty businesses.

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
Our principal systems furniture product lines include the following panel and desk-based planning models:
Antenna® Workspaces
Introduced in 2010, Antenna Workspaces by Masamichi Udagawa and Sigi Moeslinger, principals of Antenna Design, is a new approach to workplace design that reflects the freedom and mobility people seek in today's office. Antenna Workspaces considers the growing variety of settings where work takes place and blends desks, tables, storage units and screens to create intuitive solutions for individuals and groups. In the process, Antenna Workspaces suggests connections and boundaries between diverse work areas and establishes a new way to shape space, simplifying transitions between individual and group work. Antenna Workspaces has received recognition for its novel approach to office planning, including in 2010, at NeoCon®, our national industry tradeshow, a Best of NeoCon® innovation award. During 2011 and 2012, product additions expanded the reach of the system to accommodate activity spaces - workplaces that provide multiple opportunities for engagement among individuals and groups over a broad spectrum of formality, flexibility, privacy and scale.
Reff® Profiles
In 2010, Reff Profiles debuted, building on the Reff flagship wood systems platform. Throughout its history, Reff has combined the high performance capabilities of panel-based systems furniture with the refined elegance of wood casegoods, showcasing sophisticated all-wood construction and precisely crafted detail. Reff Profiles extends those capabilities, with new aesthetic options, enhanced storage for materials and technology, and simple user access to power and data needs. Reff Profiles is available in an extensive range of veneers, laminates, glass, and metal options that can be used interchangeably in private offices and as freestanding or panel-based furnishings for the open office. During 2012, the Reff Profiles line expanded with a series of tables, credenzas and bookcases for meeting spaces and in 2013 the line expanded again with new components designed to facilitate collaboration as well as support the open-office environment including a media enclave capable of supporting multiple technology platforms/needs; locker, bookcase and credenza storage; and several new table and desk options.
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
Equity®
The distinguishing feature of our Equity product is its unique centerline modularity, which maximizes the efficient use of space for high-density workplaces with a minimal inventory of parts. Equity incorporates power and data capabilities, including desktop features, and integrates with Currents (described below) to provide advanced wire management capabilities. Equity components also create modular freestanding desks, and Equity 120-degree planning enables clients to create sleek, hexagonal configurations that are well-suited for call and data centers. For both 90- and 120-degree Equity planning, a variety of components, including add-on screens, bi-fold doors and side-door components, accommodate clients' needs for privacy and storage.
Seating
We continuously research and assess the general landscape of the office seating market, and tailor work chair product development initiatives to enhance our competitive position for ergonomics, aesthetics, comfort and value. We believe that the result of these efforts is an increasingly innovative, versatile seating collection consistent with the Knoll brand.
Key client criteria in work chair selection include superior ergonomics, aesthetics, comfort, quality and affordability, all of which are consistent with our strengths and reputation. We believe that we offer an excellent and fully competitive line-up of chairs at a range of price points and performance levels and constructed from varying materials, including mesh, polymers, and upholstery. In 2013, we introduced Toboggan®, a playful, yet practical solution for focused, shared or team work in an increasingly social and mobile workplace. A sled based chair desk for collaborative and learning environments, Toboggan makes clever use of shape and scale to allow users to shift 360 degrees in the seat, with the back serving as backrest, armrest or impromptu tablet worksurface.

Our principal seating product lines include:
Generation by Knoll®, our flagship task chair, reflects Knoll's commitment to materials innovation and forward-thinking ergonomic research that has found there is no one right way to sit. Generation offers a new standard of unrestrained movement, supporting the range of postures and work styles typical of today's workplace through elastic design, where the chair rearranges itself in response to the user. Generation has received a series of accolades from the national press, including The Wall Street Journal, Business Week, Time, Fast Company and CBS Sunday Morning. Additionally, the chair has been honored with many awards, including Interior Design magazine's 2009 Best of Year Product Award in the contact/task seating category, the Chicago Athenaeum GOOD DESIGN Award, and a Best of NeoCon Gold Award for office seating.
ReGeneration by Knoll®, a general purpose task chair, extends the themes of Generation by Knoll®, to support the user simply and efficiently. Doing more with less, ReGeneration provides continuous support and comfort throughout the day. The chair's efficient structure required re-examining every detail and innovating in the use of sustainable material. As a result, the chair is lightweight, visually and physically, and achieves the highest level of environmental certifications. The chair has been lauded in Cool Hunting, Wired.com, TreeHugger, and other design, technology, and environmental blogs.
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
Files and Storage
Our files and storage products, featuring the Template®, Calibre® and Series 2™ product lines, are designed with unique features to maximize storage capabilities throughout the workplace. Our core files and storage products consist of lateral files, mobile pedestals and other storage units, bookcases and overhead storage cabinets. Additionally, Knoll launched AnchorTM in 2013, a streamlined collection of user-friendly storage that addresses the user’s organizational needs in the changing workplace.
The range of files and storage completes our product offering, allowing clients to address all of their furniture needs with us, especially in competitive bid situations where Knoll office systems, seating, tables and desks have been specified. The breadth of the product line also enables our dealers to offer files and storage as stand-alone products to businesses with smaller requirements.
Files and storage are available in an extensive array of sizes, configurations and colors, which can be integrated with other manufacturers' stand-alone furniture, thereby increasing our penetration in competitor accounts. In addition, certain elements of the product line can be configured as freestanding furniture in private offices or open-plan environments.
Our principal storage product lines include:
AnchorTM

Offered in a variety of configurations including all-open, all-closed with drawers/doors, or a blended solution of open and drawer configurations, Anchor provides a balance of accessible and secure storage. The collection is an ideal individual storage solution for focused, shared and team settings, or for storage needs in group settings outside of primary workspaces.
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
Series 2™
With a focused storage offering in a range of aesthetics, Series 2 storage provides ideal solutions for value-conscious customers. Overhead storage, pedestals and personal storage towers are offered in numerous front designs, both metal and veneer, which perfectly coordinate with Knoll Dividends Horizon, Reff, Morrison and Template systems.
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
Our Interaction™ and Upstart® product lines include adjustable, work, meeting, conference and training tables. These product lines range from independent tables to tables suitable for workstations that support individual preferences for computer and writing heights to plannable desks that can be linked together to build and reshape larger work areas. During 2013, the Company made enhancements to its universal height adjustable table, designed to be compatible with the Dividends Horizons, Antenna, and Reff Profiles office systems. Also in the same year, the Company expanded the Reff Profiles line to expand upon its series of meeting tables and introduced the signature LSM Conference Table Collection for KnollStudio.
KnollExtra®
KnollExtra offers accessories that complement Knoll office furniture products, including technology support accessories, desktop organizational tools, lighting and storage. KnollExtra integrates technology comfortably into the workplace, meeting the increased demand for flat panel monitor supports and central processing unit holders, which deliver adjustability and space savings. During 2009, KnollExtra introduced the Sapper Monitor Arm Collection, designed by renowned industrial designer Richard Sapper. The collection provides a clean, modern solution to technology challenges in the modern workplace and has been accepted into the permanent collection of New York's Museum of Modern Art. During 2012, KnollExtra expanded its portfolio to include a line of markerboards, free-standing and mounted LED lighting (awarded 2013 Best of NeoCon Silver) and several products that provide technology support for the changing workplace.
The Office segment accounted for approximately 69.5% of our sales in 2013, 71.4% of our sales in 2012, and 72.0% of our sales in 2011.
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
In 2013, KnollStudio introduced‘Tools for Life,' designed by the Office of Metropolitan Architecture (OMA) and Pritzker Prize award winning architect, Rem Koolhaas. Tools for Life is born from Knoll’s desire to cultivate design that can live both in the background and foreground of our lives. As a result, OMA has created furniture that can exist in and in between the office and domestic environments: equipment for living - tools for life.

Also, in 2013, The Washington Collection for KnollTM by David Adjaye was debuted. The Washington Collection for Knoll transforms Adjaye’s architectural and sculptural vision into accessible objects for the home and office. The collection consists of two cantilevered side chairs, a club chair, an ottoman, a side table and a monumental bronze coffee table.
In 2004, KnollStudio established Knoll Space as a formalized sales program for the retail market, making it easier for consumers to bring the best of Knoll furnishings into their home and home office. The program consists of independent specialty retailers and e-tailers nationwide that sell our iconic modern classics and selected contemporary designs as well as selected products with crossover home office appeal. Through this program, we sell our KnollStudio and other selected Knoll products through approximately 65 retailers, with an aggregate of over 100 locations in the United States and Canada.
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
In Europe, the core product categories include: (i) KnollStudio; (ii) desk systems, including the Wa™ desking system, the KnollScope®, and the PL1™ system; (iii) seating, including a comprehensive range of chairs; and (iv) storage units, which are designed to complement Knoll desk products.
The Studio segment also includes our Richard Schultz product line of outdoor furniture for the residential, hospitality, and contract office furniture markets, and as of February 2014, it will also include the Holly Hunt business, which we recently acquired.
The Studio segment accounted for approximately 17.9% of our sales in 2013 and 16.6% of our sales in 2012 and 2011.
Coverings Segment:
Our Coverings segment consists of (i) KnollTextiles, (ii) Spinneybeck Leather (including Filzfelt products), and (iii) Edelman Leather.
KnollTextiles was established in 1947 to create high-quality textiles for Knoll furniture. KnollTextiles offers upholstery, panel fabrics, wallcoverings and drapery that harmonize color, pattern and texture and offers products for corporate, hospitality, healthcare and residential interiors. KnollTextiles products are used in the manufacture of Knoll furniture and are sold to clients for use in other manufacturers' products. In 2008, KnollTextiles introduced Knoll Luxe®, a new brand of fashion forward textiles created by KnollTextiles creative director Dorothy Cosonas. For each of the past eleven years, KnollTextiles has received Best of NeoCon® gold awards. In 2013, KnollTextiles made the following product introductions: Alejandro Cardenas’ first collection of interior fabrics as part of The Chelsea Collection; The Elements Collection by Dorothy Cosonas featuring three upholstery patterns; The Stripes Collection by Irma Boom based on two of her book designs featuring striped patterns; the SUNO Collection for Knoll Luxe - by New York-based fashion label, SUNO, consisting of seven upholstery and two drapery textiles translated from recent runway collections (awarded two 2013 Best of NeoCon Silver, 2013 GOOD DESIGNTM Award from the Chicago Athenaeum); and the Midtown Collection - designed in honor of Knoll’s move to Midtown Manhattan and comprised of three fabrics from the KT Collection, five new upholsteries and two new wallcoverings.
KnollTextiles continues to extend its distribution to reach new customers, notably through a KnollTextiles showroom in New York City's D&D building and e-commerce through the knolltextiles.com website. Additionally, KnollTextiles opened, in 2013, two Knoll Luxe showrooms in Chicago and Los Angeles. In 2011, KnollTextiles was honored with a retrospective of its work exhibited at the Bard Graduate Center for Decorative Arts (BGC) in New York City, and a companion book, KnollTextiles, 1945-2010, published by Yale University Press. Today, more than 100 fabrics from KnollTextiles are in the permanent collection of the Cooper-Hewitt, National Design Museum in New York City.

Spinneybeck Enterprises, Inc., or Spinneybeck, our wholly owned subsidiary, offers leathers and related products, including leather rugs and wall panels. Spinneybeck supplies high-quality upholstery leather for use on Knoll furniture and for sale directly to clients, including other office furniture manufacturers, hospitality, upholsterers, aviation, custom coach and boating manufacturers.
In 2013, Spinneybeck introduced a decorative micro perforated foil inlay to its popular Lucente leather; Wave - the first pattern in a collection of shaped wall panels; architectural screen options; and a leather wrapped top option for a range of sizes in the classic Saarinen table.
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
The Coverings segment accounted for approximately 12.6% of our sales in 2013, 12.0% of our sales in 2012, and 11.4% of our sales in 2011.
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
Our Office and Studio segments product development relies upon a New Product Commercialization Process to ensure quality and consistency of our methodology, reducing product development cycle time without sacrificing quality objectives. We use Pro/ENGINEER® solids modeling tools and rapid prototyping technology to compress development cycles and to improve responsiveness to special requests for customized solutions. Working closely with the designers during the early phases of development provides critical focus to yield the most viable products, balancing innovative modern design with practical function. Cross-functional teams are employed for all major development efforts with dedicated leaders who facilitate a seamless flow into manufacturing while aggressively managing cost and schedule opportunities. Increasingly, total environmental impact is factored into product material and manufacturing process decisions.
Research and development expenses, which are expensed as incurred, were $17.8 million for 2013, $15.3 million for 2012, and $15.4 million for 2011.
Sales and Distribution
We generate sales with our direct sales force and a network of independent dealers (primarily in the Office segment), who jointly market and sell our products. We generally rely on these independent dealers to also provide a variety of important specification, installation and after-market services to our clients. Our dealers generally operate under one-year, non-exclusive agreements. Our Studio and Coverings segments market and sell products with their own internal sales people, who often work closely with our Office sales force. We also sell our Studio products through a network of independent retailers.
Our clients are typically Fortune 1000 companies, governmental agencies and other medium to large sized organizations in a variety of industries including financial, legal, accounting, education, healthcare and hospitality. Our Coverings segment also markets and sells products to private aviation, marine and luxury coach industries. Our direct sales force and independent dealers in North America work in close partnership with clients and design professionals to specify distinctive work environments. Our direct sales representatives, in conjunction with the independent dealers, sell to and call directly on key clients. Our independent dealers also call on many other medium and small sized clients to provide seamless sales support and client service. We have an over $10.5 billion installed base of office systems, which provides a strong platform for recurring and add-on sales. "Installed base" refers to the amount of office systems product we have sold in North America during the previous fifteen years.

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
In addition to coordinating sales efforts with the sales representatives, our dealers generally handle project management, installation and maintenance for client accounts after the initial product selection and sale. Although many of these dealerships also carry products of other manufacturers, they have agreed not to act as dealers for our principal direct competitors. We have not experienced significant dealer turnover. Our dealers' substantial commitment to understanding our product lines, and their strong relationships with us, serve to discourage dealers from changing vendor affiliations. We are not significantly dependent on any one dealer, the largest of which accounted for approximately 6.0%, 6.7%, and 5.2% of our North American sales in 2013, 2012, and 2011, respectively.
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
Excluding sales to governmental agencies, no single end-user customer represented more than 1.8% of our North American sales during 2013. Sales to U.S., state and local government agencies aggregated approximately 13.0% of our consolidated sales in 2013, with no single U.S. government agency accounting for more than 0.5% of consolidated sales. The U.S. government typically can terminate or modify any of its contracts with us either for its convenience or if we default by failing to perform under the terms of the applicable contract.
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
In 2010, we initiated a plan to better utilize our North American manufacturing capacity, eliminate duplication of capabilities, and reduce associated costs. We continue to look for ways to ensure that our manufacturing capabilities match our supply chain strategy providing the most value for Knoll. In 2013, our supply chain team continued its lean journey by launching a comprehensive three-year transformation strategy designed to make our supply chain operations more efficient, flexible and competitive.
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
In 2012, Knoll North American Office completed certification of certain products to the level™ Sustainable Certification. All of the products certified received level 3 certification, the highest certification available. The "level™ standard" is a voluntary product standard developed by, our industry trade association, BIFMA, the Business and Institutional Furniture Manufacturers Association, to support safe, healthy, and sustainable workplace environments.

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
The purchasing function in North America is centralized at the East Greenville facility. This centralization, and the close relationships with our primary suppliers, has enhanced our ability to realize purchasing economies of scale and implement "just-in-time" inventory practices. Steel, lumber, paper, paint, plastics, laminates, particleboard, veneers, glass, fabrics, leathers, upholstery filling material, aluminum extrusions and castings are used in our manufacturing process. Both domestic and overseas suppliers of these materials are selected based upon a variety of factors, with the price and quality of the materials and the supplier's ability to meet delivery requirements being primary factors in such selection. We do not generally enter into long-term supply contracts and, as a result, we can be vulnerable to fluctuations in the prices for these materials. No supplier is the only available source for a particular component or raw material. However, because of the specialization involved with some of our components, it can take a significant amount of time, money and effort to move to an alternate source.
Competition
The markets, in which we compete, are highly competitive. We compete on the basis of (i) product design, including performance, ergonomic and aesthetic features, (ii) product quality and durability, (iii) relationships with clients, architects and designers, (iv) strength of dealer and distributor network, (v) on-time delivery and service performance, (vi) commitment to environmental standards by offering products that help clients achieve LEED® certified facilities and minimize environmental impact, and (vii) price. We estimate that we had an approximate 8% market share in the U.S. office furniture market in 2013.
Some of our competitors, especially those in North America, are larger and have significantly greater financial, marketing, manufacturing and technical resources than us. Our most significant competitors in primary markets are Herman Miller, Inc., Steelcase, Inc., Haworth, Inc. and, to a lesser extent, Allsteel, Inc., an operating unit of HNI Corporation, and Teknion Corporation. These competitors have a substantial volume of furniture installed at businesses throughout North America, providing a continual source of demand for further products and enhancements. Moreover, the products of these competitors have strong acceptance in the marketplace. Although we believe that we have been able to compete successfully in the markets to date, there can be no assurance that we will be able to continue to do so in the future.
Competition in the Coverings segment is much more fragmented than in the Office segment. Both Spinneybeck and Edelman serve the mid to high end of the market, but compete against many companies, none of which has a dominant market share.

Patents and Trademarks
We consider securing and protecting our intellectual property rights to be important to the business. We own approximately 58 active U.S. utility patents on various components used in our products and systems and approximately 75 active U.S. design patents. We also own approximately 263 patents in various foreign countries. The scope and duration of our patent protection varies throughout the world by jurisdiction and by individual product. In particular, patents for individual products extend for varying periods of time according to the date a patent application is filed, the date a patent is granted and the term of patent protection available in the jurisdiction granting the patent (generally twenty years from the date of filing in the U.S., for example). We believe that the duration of the applicable patents we are granted is adequate relative to the expected lives of our products. We own approximately 78 trademark registrations in the U.S., including registrations to the following trademarks, as well as related stylized depictions of the Knoll word mark: Knoll®, KnollExtra®, Knoll Luxe®, KnollStudio®, KnollTextiles®, Good Design Is Good Business®, Antenna®, Autostrada®, Calibre®, Currents®, Dividends®, Edelman® Leather, Equity®, Modern Always®, Propeller®, Reff®, RPM®, Sapper XYZ®, Spinneybeck® Leather, Toboggan®, Generation by Knoll®, Regeneration by Knoll® and MultiGeneration by Knoll®. We also own approximately 226 trademarks registered in foreign countries. The scope and duration of our trademark protection varies throughout the world, with some countries protecting trademarks only as long as the mark is used, and others requiring registration of the mark and the payment of registration (generally ten years from the date of filing in the U.S., for example). In order to protect the indefinite duration, we make filings to continue registration of our trademarks.
In October 2004, we received registered trademark protection in the United States for five iconic furniture designs by Ludwig Mies van der Rohe-the Barcelona Chair, the Barcelona Stool, the Barcelona Couch, the Barcelona Table and the Flat Bar Brno Chair. This protection recognizes the renown of these designs and reflects our commitment to ensuring that when architects, furniture retailers, businesses and individuals purchase a Ludwig Mies van der Rohe design, they are acquiring the authentic product, manufactured in accordance with the designer's historic specifications. Barcelona® is a registered trademark in the U.S., Canada and European Community owned by Knoll, Inc.
Backlog
Sales backlog represents orders we have accepted but which have not yet shipped. Our sales backlog was $155.5 million at December 31, 2013, $143.6 million at December 31, 2012, and $181.2 million at December 31, 2011. We manufacture substantially all of our products to order and expect to fill substantially all outstanding unfilled orders within the next twelve months. As such, backlog is not a significant factor used to predict our long-term business prospects.
Foreign and Domestic Operations
Our principal manufacturing operations and markets are in North America, and we also have manufacturing operations and markets in Europe. Our sales to clients and net property, plant and equipment are summarized by geographic areas below. Sales to clients are attributed to the geographic areas based on the origin of sale.

	United States	Canada	Europe	Consolidated
	(in thousands)
2013
Sales to clients	$752,347	$36,240	$74,081	$862,668
Property, plant, and equipment, net	94,896	27,938	15,059	137,893
2012
Sales to clients	$774,654	$40,669	$72,176	$887,499
Property, plant, and equipment, net	80,953	29,064	14,821	124,838
2011
Sales to clients	$797,834	$44,225	$80,141	$922,200
Property, plant, and equipment, net	77,230	29,110	15,452	121,792

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
We have been identified as a potentially responsible party pursuant to the Comprehensive Environmental Response Compensation and Liability Act, or "CERCLA," for remediation costs associated with waste disposal sites previously used by us. CERCLA can impose liability for costs to investigate and remediate contamination without regard to fault or the legality of disposal and, under certain circumstances, liability may be joint and several resulting in one responsible party being held responsible for the entire obligation. Liability may also include damages for harm to natural resources.
The remediation costs and our allocated share at some of these CERCLA sites are unknown. We may also be subject to claims for personal injury or contribution relating to CERCLA sites. We reserve amounts for such matters when expenditures are probable and reasonably estimable.
Employees
As of December 31, 2013, we employed a total of 3,167 people, consisting of 1,848 hourly and 1,319 salaried employees. The Grand Rapids, Michigan plant is the only unionized plant within North America and has an agreement with the Carpenters Union, Local 1615, of the United Brotherhood of Carpenters and Joiners of America, Affiliate of the Carpenters Industrial Council (the "Union"), covering approximately 191 hourly employees. The Collective Bargaining Agreement was entered into on August 27, 2011 and expires April 30, 2015. From time to time, there have been unsuccessful efforts to unionize at our other North American locations. We believe that relations with our employees are good. Nonetheless, it is possible that our employees may continue attempts to unionize. Certain workers in the facilities in Italy are also represented by unions. We have experienced brief work stoppages from time to time at our plants in Italy. Work stoppages are relatively common occurrences at many Italian manufacturing plants and are usually related to national or local issues, not necessarily related specifically to Knoll. We had one such work stoppage in 2013, with a duration of 12 hours in total. This work stoppage was not unique to us, and the work stoppage did not materially affect our performance.
Available Information
Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are made available free of charge through the "Investor Relations" section of our website at www.knoll.com, as soon as practicable after such material is electronically filed with or furnished to the U.S. Securities and Exchange Commission.

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
To keep pace with workplace trends, such as changes in workplace design and increases in the use of technology, and with evolving regulatory and industry requirements, including environmental, health, safety and similar standards for the workplace and for product performance, we must periodically introduce new products. The introduction of new products requires the coordination of the design, manufacturing and marketing of such products, which may be affected by factors beyond our control. The design and engineering of certain of our new products can take up to a year or more and further time may be required to achieve client acceptance. In addition, we may face difficulties in introducing new products if we cannot successfully align ourselves with independent architects and designers who are able to design, in a timely manner, high-quality products consistent with our image. Accordingly, the launch of any particular product may be later or less successful than originally anticipated by us. Difficulties or delays in introducing new products or lack of customer acceptance of new products could limit our sales growth or cause our sales to decline.
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
We require substantial amounts of raw materials, which we purchase from outside sources. Steel, plastics, wood-related materials, and leather are the main raw materials used in our products. The prices and availability of raw materials are subject to change or curtailment due to, among other things, the supply of, and demand for, such raw materials, changes in laws or regulations, including duties and tariffs, suppliers' allocations to other purchasers, interruptions in production by raw materials or component parts suppliers, changes in currency exchange rates and worldwide price levels. We can be significantly impacted by price increases in these raw materials.
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
We rely on a network of independent dealers for the joint marketing of our products to small and mid-sized accounts, and to assist us in the marketing of our products to large accounts, particularly in the Office segment. We also rely upon these dealers to provide a variety of important specification, installation and after-market services to our clients. Our dealers operate, generally, under one-year, non-exclusive agreements. There is nothing to prevent our dealers from terminating their relationships with us. In addition, individual dealers may not continue to be viable and profitable and may suffer from the lack of available credit. While we are not significantly dependent on any single dealer, our largest dealer accounted for 6.0% of our North American sales in 2013. If dealers go out of business or are restructured, we may suffer losses because they may not be able to pay us for products previously delivered to them. The loss of a dealer relationship could also negatively affect our ability to maintain market share in the affected geographic market and to compete for and service clients in that market until a new dealer relationship is established. Establishing a viable dealer in a market can take a significant amount of time and resources. The loss or termination of a significant dealer or a significant number of dealer relationships could cause significant difficulties for us in marketing and distributing our products, resulting in a decline in our sales.
Currently, one of our largest clients is the U.S. government, a relationship that is subject to uncertain future funding levels and federal procurement laws and requires restrictive contract terms; any of these factors could curtail current or future business.
For the year ended December 31, 2013, we derived approximately 8.0% of our revenue from sales to various agencies and departments within the U.S. government. Our ability to compete successfully for and retain business with the U.S. government is highly dependent on cost-effective performance and compliance with complex procurement laws. Until recently, federal procurement laws required government agencies to purchase furniture products from Federal Prison Industries, Incorporated. If these or similar laws would be re-instituted, it would make it more difficult for us to sell our furniture to agencies and departments of the U.S. government.
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
As of December 31, 2013, we had total consolidated outstanding debt of approximately $173.0 million under our revolving credit facility.

On February 3, 2012, we amended and restated our existing credit facility, dated June 29, 2007, with a $450.0 million revolving credit facility maturing on February 3, 2017. We are permitted to expand our revolving credit facility by an additional $200.0 million, subject to certain limitations and satisfaction of certain conditions, including compliance with certain financial covenants.
At December 31, 2013, if we were to borrow the maximum available to us under our credit facility and those of our foreign subsidiaries, we would have total consolidated outstanding debt of approximately $462.0 million. In February 2014, we increased our outstanding debt by approximately $95.0 million in order to complete the acquisition of Holly Hunt Enterprises, Inc. and its related businesses. The high level of our indebtedness could have important consequences to holders of our common stock, given that:

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
We attempt to protect our intellectual property rights, both in the United States and in foreign countries, through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements and third-party nondisclosure and assignment agreements. Because of the differences in foreign trademark, patent and other laws concerning proprietary rights, our intellectual property rights do not generally receive the same degree of protection in foreign countries as they do in the United States. In some parts of the world, we have limited protections, if any, for our intellectual property. Our ability to compete effectively with our competitors depends, to a significant extent, on our ability to maintain the proprietary nature of our intellectual property. The degree of protection offered by the claims of the various patents, trademarks and service marks may not be broad enough to provide significant proprietary protection or competitive advantages to us, and patents, trademarks or service marks may not be issued on our pending or contemplated applications. In addition, not all of our products are covered by patents. It is also possible that our patents, trademarks and service marks may be challenged, invalidated, canceled, narrowed or circumvented.
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
Certain of our employees located in Grand Rapids, Michigan and Italy are represented by unions. The collective bargaining agreement for our Grand Rapids location expires April 30, 2015. We have also had attempts to unionize our other North American manufacturing locations, which to date have been unsuccessful. We have experienced a number of brief work stoppages at our facilities in Italy as a result of national and local issues. While we believe that we have good relations with our workforce, we may experience work stoppages or other labor problems in the future, and further unionization efforts may be successful. Any prolonged work stoppage could have an adverse effect on our reputation, our vendor relations and our dealership network. Moreover, because substantially all of our products are manufactured to order, we do not carry finished goods inventory that could mitigate the effects of a prolonged work stoppage.
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
In the future, any foreign currency appreciation relative to the U.S. dollar would increase our expenses that are denominated in that currency. Additionally, as we report currency in the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the Canadian dollar and the Euro. Approximately 12.8% of our revenues in 2013 and 33.2% of our cost of goods sold in 2013 were denominated in currencies other than the U.S. dollar. From time to time, we review our foreign currency exposure and evaluate whether we should hedge our exposure.
Pension costs or funding requirements could increase at a higher-than-anticipated rate.
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
In the beginning of 2013, we announced a program of strategic investments and multi-year initiatives. If we experience delays or complications in implementing these programs, or if these programs are not as successful as we expect, it could negatively impact our financial position and results of operations.
In the beginning of 2013, we announced the implementation of an aggressive program of strategic investments and multi-year initiatives intended to enable us to achieve our operating goals of over $1.0 billion in annual revenues and over 12% operating profit margins. These initiatives required the company to make significant investments in 2013 and will carry over into 2014, in an effort to drive our longer-term revenue and profitability goals. We may not be successful in the implementation of these initiatives and we may experience delays, increased costs and other difficulties and never achieve our revenue growth or profit goals, or achieve them later than currently planned. Any delays or failures in the implementation or success of these initiatives will have a negative impact on our financial position and results of operations.
Risks Related to Our Common Stock
Our corporate documents and Delaware law contain provisions that could discourage, delay or prevent a change in control of our company.
Provisions in our amended and restated certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable. For example, our amended and restated certificate of incorporation authorizes our board of directors to issue up to 10,000,000 shares of "blank check" preferred stock. Without stockholder approval, the board of directors has the authority to attach special rights, including voting and dividend rights, to this preferred stock. With these rights, preferred stockholders could make it more difficult for a third party to acquire us. In addition, our amended and restated certificate of incorporation provides for a staggered board of directors, whereby directors serve for three-year terms, with approximately one-third of the directors coming up for reelection each year. Having a staggered board will make it more difficult for a third party to obtain control of our board of directors through a proxy contest, which may be a necessary step in an acquisition of us that is not favored by our board of directors.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None
ITEM 2.    PROPERTIES
We operate over 4,046,000 square feet of facilities, including manufacturing plants, warehouses and sales offices. Of these facilities, we own approximately 2,424,000 square feet and lease approximately 1,622,000 square feet. Our manufacturing plants are located in East Greenville, Pennsylvania, Grand Rapids and Muskegon, Michigan, Toronto, Canada, and Foligno and Graffignana, Italy. The location, square footage, and use of the facilities as of December 31, 2013 are shown below.

Owned Locations	Square Footage		Use	Operating Segment
East Greenville, Pennsylvania	735,000	(1)	Corporate Headquarters, Manufacturing, Warehouses, and Administration	Office, Studio and Coverings
Grand Rapids, Michigan	545,000	(1)	Manufacturing, Distribution, and Administration	Office
Muskegon, Michigan	368,000	(1)	Manufacturing and Administration	Office
Toronto, Canada	408,000		Manufacturing, Distribution, Warehouses, and Administration	Office
Foligno, Italy	258,000		Manufacturing, Distribution, Warehouses, and Administration	Studio
Graffignana, Italy	110,000		Manufacturing, Distribution, Warehouses, and Administration	Studio

Leased Locations	Square Footage		Use	Operating Segment
East Greenville, Pennsylvania	227,000	(2)	Warehouses, Distribution	Office and Studio
Allentown, Pennsylvania	290,000		Warehouse, Distribution	Office and Studio
Bedford Park, Illinois	135,000		Warehouse, Distribution (Holly Hunt Enterprises)	Studio
Muskegon, Michigan	105,000		Manufacturing	Office
Toronto, Canada	170,000		Manufacturing, Warehouses, Distribution and Administration	Office
Knoll, Europe—various locations	46,000		Sales Offices, Administration, and Warehouses	Studio
New Milford, Connecticut	55,000		Manufacturing and Administration (Edelman Leather)	Coverings
Getzville, New York	31,000		Manufacturing and Administration (Spinneybeck)	Coverings
Chicago, Illinois	23,000		Administration (Holly Hunt Enterprises)	Studio
Miscellaneous Showrooms	540,000		Sales Offices	Office, Studio, and Coverings
_______________________________________________________________________________

(1)	Facilities are encumbered by mortgages securing indebtedness under our revolving credit facility.

(2)	Included in this number is 142,000 square feet related to three warehouses that have been subleased to a third-party logistics provider and serve as our northeast distribution center.
We believe that our plants and other facilities are sufficient for our needs for the foreseeable future.

ITEM 3.    LEGAL PROCEEDINGS
From time to time, we are subject to litigation or other legal proceedings arising in the ordinary course of business. Based upon information currently known to us, we believe the outcome of such proceedings will not have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Dividend Policy
Our common stock has been listed on the New York Stock Exchange ("NYSE") since December 14, 2004, the date of our initial public offering, under the symbol "KNL." As of February 28, 2014, there were approximately 113 stockholders of record of our common stock.
The following table sets forth, for the periods indicated, high and low sales prices for the common stock as reported by the NYSE.

	High	Low
Fiscal year ended December 31, 2013
First quarter	$18.69	$14.73
Second quarter	$18.26	$13.46
Third quarter	$17.37	$14.12
Fourth quarter	$18.36	$15.62

	High	Low
Fiscal year ended December 31, 2012
First quarter	$17.52	$13.98
Second quarter	$16.69	$11.96
Third quarter	$16.37	$12.86
Fourth quarter	$15.50	$12.99
We declared and paid cash dividends of $0.48 per share and $0.44 per share during the years ended December 31, 2013 and 2012, respectively. On February 4, 2014, our board of directors declared a cash dividend of $0.12 per share on our common stock payable on March 31, 2014 to shareholders of record on March 14, 2014. The declaration and payment of future dividends is subject to the discretion of our board of directors and depends on various factors, including our net income, financial condition, cash requirements and future prospects and other factors deemed relevant by our board of directors. Our revolving credit facility imposes restrictions on our ability to pay dividends, and thus our ability to pay dividends on our common stock will depend upon, among other things, our level of indebtedness at the time of the proposed dividend and whether we are in default under any of our debt obligations. Our ability to pay dividends will also depend on the requirements of any future financing agreements to which we may be a party. Our board of directors intends to evaluate our dividend policy quarterly in reference to these factors.

Performance Graph
The following line graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the Standard & Poor's 500 Stock Index and with the cumulative total return on a peer group of companies selected by us for the period commencing on December 31, 2008 and ending on December 31, 2013. Our share price at the beginning of the measurement period is $9.02 per share. The graph and table assume that $100 was invested on December 31, 2008 in each of our common stock, the stock of our peer group, and the S&P 500 Index, and that all dividends were reinvested. Cumulative total stockholder returns for our common stock, the S&P 500 Index, and the stock of our peer group are based on our fiscal year. Our peer group is made up of two publicly-held manufacturers of office furniture, Herman Miller, Inc. and Steelcase, Inc. The stock performance on the graph below does not necessarily indicate future price performance.
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
Among Knoll, Inc., the S&P 500 Index, and a Peer Group

$300
$250
$200
$150
$100
$50
$0
12/08
12/09
12/10
12/11
12/12
12/13
Knoll, Inc.
S&P 500
Peer Group

$100 invested on 12/31/08 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	12/08	12/09	12/10	12/11	12/12	12/13
Knoll, Inc.	100.00	117.40	191.72	174.18	185.74	228.13
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
Peer Group	100.00	121.60	197.90	144.39	202.36	272.05
_______________________________________________________________________________

*
The performance graph and the related chart should not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, unless we specifically incorporate the performance graph by reference therein.

Issuer Purchases of Equity Securities
The following is a summary of share repurchase activity during the three months ended December 31, 2013.
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

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that may yet be Purchased Under the Plans or Programs(1)
October 1, 2013 - October 31, 2013	138,680	(2)	$17.24	55,534	32,352,413
November 1, 2013 - November 30, 2013	28,812	(3)	$16.54	28,812	32,352,413
December 1, 2013 - December 31, 2013	2,401	(3)	$17.02	2,401	32,352,413
Total	169,893			86,747
_______________________________________________________________________________

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

(2)
On October 21, 2013, 152,500 shares of outstanding restricted stock vested. Concurrently with the vesting, 76,246 shares were forfeited by the holders of the vested restricted shares to cover applicable taxes paid on the holders' behalf by the Company. On October 22, 2013, 15,000 restricted stock units vested. Concurrently with the vesting, 6,900 units were forfeited by the holder of the vested restricted stock units to cover applicable taxes paid on the holder's behalf by the Company. The remaining 55,534 shares were purchased under the Option Proceeds Program.

(3)	These shares were purchased under the Options Proceeds Program.

ITEM 6.    SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and the related notes included elsewhere in this Form 10-K. The selected consolidated financial data for the years ended December 31, 2011, 2012 and 2013 and as of December 31, 2012 and 2013 are derived from our audited financial statements included elsewhere in this Form 10-K. The selected consolidated financial data for the years ended December 31, 2009 and 2010 and as of December 31, 2009, 2010 and 2011 are derived from our audited financial statements not included in this Form 10-K.

	Years Ended December 31,
	(dollars in thousands, except per share data)
	2009	2010	2011	2012	2013
Consolidated Statements of Operations and Comprehensive Income Data:
Sales	$780,033	$809,467	$922,200	$887,499	$862,668
Cost of sales	510,590	545,118	627,803	593,149	582,393
Gross profit	269,443	264,349	294,397	294,350	280,275
Selling, general and administrative expenses	195,058	192,460	202,075	206,449	224,619
Restructuring and other charges	11,959	7,565	696	—	5,696
Intangible asset impairment charge	—	—	—	—	8,900
Curtailment benefit	1,063	338	5,445	—	—
Operating profit	63,489	64,662	97,071	87,901	41,060
Interest expense	13,862	17,436	9,753	6,350	5,941
Other (income) expense, net	5,832	6,379	(1,508)	3,215	(3,430)
Income before income tax expense	43,795	40,847	88,826	78,336	38,549
Income tax expense	16,442	12,823	30,815	28,335	15,403
Net income	$27,353	$28,024	$58,011	$50,001	$23,146
Per Share Data:
Earnings per share:
Basic	$0.60	$0.61	$1.25	$1.07	$0.49
Diluted	$0.60	$0.61	$1.24	$1.06	$0.49
Cash dividends declared per share:	$0.18	$0.12	$0.36	$0.44	$0.48
Weighted-average shares of common stock outstanding:
Basic	45,403,401	45,600,043	46,249,571	46,634,834	46,916,845
Diluted	45,413,770	45,970,680	46,835,712	47,059,186	47,659,418

	As of December 31,
	2009	2010	2011	2012	2013
	(in thousands)
Consolidated Balance Sheet Data:
Working capital	$60,613	$69,242	$81,765	$82,577	$67,896
Total assets	655,620	687,432	688,091	695,053	677,334
Total long-term debt, including current portion	295,305	245,135	212,000	193,000	173,000
Total liabilities	566,058	561,046	522,668	506,953	448,892
Total stockholders' equity	89,562	126,386	165,423	188,100	228,442

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        Management's discussion and analysis of financial condition and results of operations provides an account of our financial performance and financial condition that should be read in conjunction with the accompanying audited consolidated financial statements.
Forward-looking Statements
This annual report on Form 10-K contains forward-looking statements, principally in the sections entitled "Business," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Quantitative and Qualitative Disclosures About Market Risk." Statements and financial discussion and analysis contained in this Form 10-K that are not historical facts are forward-looking statements. These statements discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to us, based on our current beliefs as well as assumptions made by us and information currently available to us. Forward-looking statements generally will be accompanied by words such as "anticipate," "believe," "could," "estimate," "expect," "forecast," "intend," "may," "possible," "potential," "predict," "project," or other similar words, phrases or expressions. This includes, without limitation, our statements and expectations regarding any current or future recovery in our industry and publicly announced plans for increased capital and investment spending to achieve our long-term revenue and profitability growth goals, and our expectations with respect to leverage. Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation: the risks described in Item 1A and in Item 7A of this annual report on Form 10-K; changes in the financial stability of our clients or the overall economic environment, resulting in decreased corporate spending and service sector employment; changes in relationships with clients; the mix of products sold and of clients purchasing our products; the success of new technology initiatives; changes in business strategies and decisions; competition from our competitors; our ability to recruit and retain an experienced management team; changes in raw material prices and availability; restrictions on government spending resulting in fewer sales to the U.S. government, one of our largest customers; our debt restrictions on spending; our ability to protect our patents, copyrights and trademarks; our reliance on furniture dealers to produce sales; lawsuits arising from patents, copyrights and trademark infringements; violations of environmental laws and regulations; potential labor disruptions; adequacy of our insurance policies; the availability of future capital and the cost of borrowing; the overall strength and stability of our dealers, suppliers, and customers; access to necessary capital; our ability to successfully integrate acquired businesses; the success of our design and implementation of a new enterprise resource planning system; and currency rate fluctuations. The factors identified above are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement. Unpredictable or unknown factors could also have material adverse effects on us. All forward-looking statements included in this Form 10-K are expressly qualified in their entirety by the foregoing cautionary statements. Except as required under the Federal securities laws and the rules and regulations of the SEC, we undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.
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
In 2013, according to our industry trade association, The Business and Institutional Furniture Manufacturer's Association, or BIFMA, industry sales and orders grew modestly 0.9% and 1.9%, respectively, when compared with 2012. During 2013, we believe continued uncertainty over the economy and modest job growth led to mediocre improvement in the overall office furniture industry.
During 2013, our sales decreased 2.8% when compared with the prior year. The decline in sales for 2013 can be mainly attributed to decreased purchases from the federal government as our sales to commercial clients grew during 2013.

During 2013, we generated operating profit of $41.1 million, or 4.8% of net sales, compared to operating profit of $87.9 million, or 9.9% of net sales, during 2012. Operating profit for 2013 includes restructuring charges of $5.7 million and an $8.9 million intangible asset impairment charge. During the fourth quarter of 2013, we announced a plan to reduce headcount in the Office segment, as part of our supply transformation activities, as well as headcount reductions in the Studio Segment in Europe, which were associated with factory overhead consolidations. For further information regarding these restructuring charges see Note 21 of the consolidated financial statements in this annual report on Form 10-K. In addition, during 2013, our annual impairment testing procedures indicated a decline in the fair value of the Edelman tradename intangible asset below its respective carrying value. This resulted in the Edelman tradename being written down $8.9 million. For further information regarding this write-down see Note 8 of the consolidated financial statements in this annual report on Form 10-K.
Including the above noted charges, during 2013, we generated net income of $23.1 million, or $0.49 diluted earnings per share, compared to $50.0 million, or $1.06 diluted earnings per share, in 2012.
We continued to aggressively manage our balance sheet during 2013. As of December 31, 2013, our outstanding debt was $173.0 million. This represents an additional $20.0 million reduction in our debt outstanding since December 31, 2012. Since the end of 2007, we have reduced our outstanding debt by $195.4 million and we remain in compliance with all of our bank covenants. At December 31, 2013, we had $12.0 million of cash on hand. As mentioned in Note 24, we acquired Holly Hunt, Enterprises, Inc. on February 3, 2014. As part of the acquisition, we increased our debt by approximately $95 million.
During 2013, we used free cash to pay dividends to our shareholders totaling $22.5 million or $0.48 per share. During 2013, we also spent $29.1 million on capital expenditures. This represents an increase of $12.6 million when compared with $16.5 million in 2012. The increases in capital spending can be mainly attributed to our newly relocated New York showroom at 1330 Avenue of the Americas, increased spending associated with our technology infrastructure upgrades with the implementation of a new enterprise resource planning system, and costs associated with our previously announced program of strategic investments and initiatives to meet our longer-term profitability goals.
We expect sales to increase gradually as we move through 2014. BIFMA is currently forecasting 4.3% and 3.2% growth, respectively, in sales and orders for 2014. We expect the Office segment will begin to grow in 2014 as we are now significantly less exposed to decreases in government spending. Our recently announced acquisition of Holly Hunt Enterprises in the beginning of 2014 will also positively impact Studio segment sales. This acquisition furthers our broader strategic plan and desire to position Knoll as the go to resource for high-design workplaces and homes including the commercial contract, decorator to the trade and direct to consumer markets. This acquisition complements our existing businesses and increases the mix of revenue that we get from higher margin higher design residential and specialty sales. See Note 24 of the consolidated financial statements in this annual report on Form 10-K for further information regarding this acquisition. In addition, during 2014, we expect to realize some of the benefits from our previously announced program of strategic investments and initiatives.
Segment Reporting
Our three reporting segments consist of: (1) Office, which includes our systems, seating, storage, tables, desks and KnollExtra® ergonomic accessories as well as the international sales of our North American Office products; (2) Studio, which includes KnollStudio®, Knoll Europe (where over half our sales consist of KnollStudio® products), Richard Schultz® Design and, prospectively, Holly Hunt Enterprises, Inc.; and (3) Coverings, which includes KnollTextiles®, Edelman® Leather, and Spinneybeck® Leather (including Filzfelt®). We sometimes refer to our Studio and Coverings segments collectively as our specialty businesses. These businesses generally provide our most profitable sales and we will continue our efforts to grow these segments. See Note 19 of our consolidated financial statements contained in this annual report on Form 10-K for further information regarding the business segments.

Results of Operations
Years ended December 31, 2012 and 2013

	Three Months Ended				Twelve Months Ended		Three Months Ended				Twelve Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	December 31, 2012		March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	December 31, 2013
	(in thousands, except statistical data) (unaudited)
Consolidated Statements of Operations and Comprehensive Income Data:
Sales	$196,662	$221,018	$219,794	$250,026	$887,499	(1)	$200,586	$214,312	$216,898	$230,872	$862,668
Gross profit	63,053	74,407	74,216	82,675	294,350	(1)	63,627	69,881	72,339	74,429	280,275	(1)
Operating profit	15,452	20,803	23,522	28,126	87,901	(1)	10,294	12,408	17,051	1,308	41,060	(1)
Interest expense	1,506	1,637	1,635	1,572	6,350		1,495	1,517	1,484	1,445	5,941
Other (income) expense, net	2,200	(1,262)	2,786	(509)	3,215	(1)	(1,291)	(2,206)	2,224	(2,157)	(3,430)
Income tax expense	4,489	7,373	6,904	9,570	28,335		4,016	5,209	4,793	1,386	15,403	(1)
Net income	$7,257	$13,055	$12,197	$17,493	$50,001	(1)	$6,074	$7,888	$8,550	$634	$23,146
Statistical and Other Data:
Sales growth from comparable prior year	(11.0)%	(7.4)%	(8.2)%	12.0%	(3.8)%		2.0%	(3.0)%	(1.3)%	(7.7)%	(2.8)%
Gross profit %	32.1%	33.7%	33.8%	33.1%	33.2%		31.7%	32.6%	33.4%	32.2%	32.5%

_______________________________________________________________________________

(1)	Results do not add due to rounding
Sales
Sales for 2013 were $862.7 million, a decrease of $24.8 million, or 2.8%, from sales of $887.5 million for 2012. In 2013, systems continued to represent the largest percentage of our overall sales. However, this percentage continues to decline year-over-year as our high-margin specialty businesses are representing a larger portion of our overall sales. Geographically, sales in Europe increased modestly during 2013 while sales in North America decreased modestly.
Sales to governmental entities and agencies continued to represent a large portion of our overall sales in 2013. However, these sales declined on a year-over-year basis during 2013. This decline was a significant factor in our overall lower sales for 2013. Approximately 13.0% of our 2013 sales were to federal, state and local governmental entities and related agencies as compared to 16.2% in 2012.
Gross Profit and Operating Profit
Gross profit for 2013 was $280.3 million, a decrease of $14.1 million, or 4.8%, from gross profit of $294.4 million in 2012. Operating profit for 2013 was $41.1 million, a decrease of $46.8 million, or 53.3%, from operating profit of $87.9 million for 2012.
As a percentage of sales, gross profit decreased from 33.2% for 2012 to 32.5% for 2013. The decrease in gross profit as a percent of sales during the year was mainly the result of price erosion in the Office segment as well as lower absorption of our fixed costs as a result of our lower sales. Operating profit as a percentage of sales decreased from 9.9% in 2012 to 4.8% in 2013. Operating profit for 2013 includes $5.7 million of restructuring charges and an $8.9 million intangible asset impairment charge related to the write-down of the Edelman tradename.
Selling, general, and administrative expenses for 2013 were $224.6 million, or 26.0% of sales, compared to $206.4 million, or 23.3% of sales, for 2012. The increase in operating expenses during 2013 was in large part due to increased spending associated with our announced programs of strategic investments and initiatives to achieve our longer-term revenue and margin objectives, which were partially offset by lower incentive compensation.

Interest Expense
Interest expense for 2013 was $5.9 million, a decrease of $0.5 million from interest expense of $6.4 million for 2012. The decrease in interest expense for the periods noted above is mainly due to our lower outstanding debt. The annualized weighted-average interest rate for 2013 and 2012 was 2.6% and 2.4%, respectively.
Other (Income) Expense, net
Other (income) expense in 2013 consisted of income related to $3.5 million of foreign exchange gains offset by $0.1 million of miscellaneous expense. Other (income) expense in 2012 consisted of expense related to $2.8 million of foreign exchange losses, expense of $0.5 million related to the write-off of deferred financing fees in conjunction with our new senior credit facility completed in February 2012, offset by $0.1 million of miscellaneous income.
Income Tax Expense
The mix of pretax income and the varying effective tax rates in the countries in which we operate directly affects our consolidated effective tax rate. The effective tax rate was 40.0% for 2013 compared to 36.2% for 2012. Our effective tax rate for 2012 was lower as a result of a reduction in our unrecognized tax benefits.
Business Segment Analysis

	2013	2012
SALES
Office	$599,131	$633,321
Studio	154,499	147,550
Coverings	109,038	106,628
Knoll, Inc.	$862,668	$887,499
OPERATING PROFIT
Office	$16,110	$48,639
Studio	18,550	21,786
Coverings	20,996	17,476
Subtotal	55,656	87,901
Restructuring Charges - Office	2,721	—
Restructuring Charges - Studio	2,975	—
Intangible Asset Impairment Charge - Coverings	8,900	—
Knoll, Inc.(1)	$41,060	$87,901
_______________________________________________________________________________

(1)	The Company does not allocate interest expense or other (income) expense, net to the reportable segments.
Net sales for the Office segment in 2013 were $599.1 million, a decrease of $34.2 million, or 5.4%, when compared with 2012. This decrease in the Office Segment for the year was mainly the result of lower sales to government agencies. Sales to commercial clients grew during 2013; however, this growth was not enough to offset the decline in sales to government agencies. Office segment sales in 2013 were negatively impacted by $1.1 million due to changes in foreign exchange rates when compared to 2012. Excluding the impact of $2.7 million of restructuring charges, operating profit for the Office segment was $16.1 million in 2013, a decrease of $32.5 million, or 66.9%, when compared with 2012. As a percent of net sales, excluding restructuring charges, the Office segment operating profit was 2.7% for the year ended December 31, 2013 and 7.7% for the year ended December 31, 2012.
Net sales for the Studio segment in 2013 were $154.5 million, an increase of $6.9 million, or 4.7%, when compared with 2012. Sales growth in North America outpaced Europe within the Studio segment during 2013. Studio segment sales in 2013 were positively impacted by $0.8 million due to changes in foreign exchange rates when compared to 2012. Excluding the impact of $3.0 million of restructuring charges, operating profit for the Studio segment was $18.6 million, a decrease of $3.2 million, or 14.9%, when compared with 2012. As a percentage of net sales, excluding restructuring charges, the Studio segment operating profit was 12.0% for the year ended December 31, 2013 and 14.8% for the year ended December 31, 2012.

Net sales for the Coverings segment in 2013 were $109.0 million, an increase of $2.4 million, or 2.3%, when compared with 2012. Increased sales of our Textiles products was the main cause of this increase. Coverings segment sales in 2013 were positively impacted by $0.1 million due to changes in foreign exchange rates when compared to 2012. Excluding the $8.9 million intangible asset impairment charge, operating profit for the Coverings segment was $21.0 million, an increase of $3.5 million, or 20.1%, when compared to 2012. As a percentage of net sales, excluding the impairment charge, the Coverings segment operating profit was 19.3% for the year ended December 31, 2013 and 16.4% for the year ended December 31, 2012.
Years ended December 31, 2011 and 2012

	Three Months Ended				Twelve Months Ended		Three Months Ended				Twelve Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	December 31, 2011		March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	December 31, 2012
	(in thousands, except statistical data) (unaudited)
Consolidated Statement of Operations Data:
Sales	$220,858	$238,650	$239,543	$223,148	$922,200	(1)	$196,662	$221,018	$219,794	$250,026	$887,499	(1)
Gross profit	68,401	76,493	78,851	70,650	294,397	(1)	63,053	74,407	74,216	82,675	294,350	(1)
Operating income	20,914	23,325	25,015	27,814	97,071	(1)	15,452	20,803	23,522	28,126	87,901	(1)
Interest expense	4,017	3,372	1,226	1,138	9,753		1,506	1,637	1,635	1,572	6,350
Other (income) expense, net	2,328	275	(4,077)	(35)	(1,508)	(1)	2,200	(1,262)	2,786	(509)	3,215
Income tax expense	5,367	6,703	9,477	9,268	30,815		4,489	7,373	6,904	9,570	28,335	(1)
Net income	$9,202	$12,975	$18,389	$17,443	$58,011	(1)	$7,257	$13,055	$12,197	$17,493	$50,001	(1)
Statistical and Other Data:
Sales growth from comparable prior year	26.0%	24.1%	18.5%	(6.9)%	13.9%		(11.0)%	(7.4)%	(8.2)%	12.0%	(3.8)%
Gross profit margin	31.0%	32.1%	32.9%	31.7%	31.9%		32.1%	33.7%	33.8%	33.1%	33.2%
_______________________________________________________________________________

(1)	Results do not add due to rounding
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
Interest Expense
Interest expense for 2012 was $6.4 million, a decrease of $3.4 million from interest expense of $9.8 million for 2011. The decrease in interest expense for the periods noted above is mainly due to our lower outstanding debt and the expiration of two interest rate swap agreements that expired on June 9, 2011. See Note 13 of the consolidated financial statements included in this annual report on Form 10-K for further information regarding the interest rate swaps. The annualized weighted-average interest rate for 2012 was 2.4%. Taking into account payments on our interest rate swap agreements, the annualized weighted-average interest rate for 2011 was 3.6%.
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
Results of Operations
Business Segment Analysis

	2012	2011
SALES
Office	$633,321	$664,132
Studio	147,550	152,724
Coverings	106,628	105,344
Knoll, Inc.	$887,499	$922,200
OPERATING PROFIT
Office	$48,639	$46,614
Studio	21,786	23,022
Coverings	17,476	22,686
Subtotal	87,901	92,322
Restructuring and other charges primarily Office	—	696
Curtailment benefit primarily Office	—	5,445
Knoll, Inc.(1)	$87,901	$97,071
_______________________________________________________________________________

(1)	The Company does not allocate interest expense or other (income) expense, net to the reportable segments.

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
Net sales for the Coverings segment in 2012 were $106.6 million, an increase of $1.2 million, or 1.1%, when compared with 2011. The modest increase in sales in the Coverings segment can be mainly attributed to increased sales as a result of the acquisition of Filzfelt. The increase in the Covering segment sales in 2012 was offset by a negative impact of $0.4 million due to changes in foreign exchange rates compared to 2011. Operating profit for the Coverings segment was $17.5 million, a decrease of $5.2 million, or 22.9%, when compared to 2011. As a percentage of net sales, the Coverings segment operating profit was 16.4% for the year ended December 31, 2012 and 21.5% for the year ended December 31, 2011. Increased spending associated with growth initiatives in the Coverings segment, together with a $2.9 million one-time charge for inventory costs that were not being properly transferred to cost of goods sold, drove this decrease in year-over-year operating profit margin.
Liquidity and Capital Resources
The following table highlights certain key cash flows and capital information pertinent to the discussion that follows:

	2013	2012	2011
	(in thousands)
Cash provided by operating activities	$54,614	$70,568	$66,921
Capital expenditures, net	29,064	16,545	15,175
Cash used in investing activities	29,379	23,001	16,332
Purchase of common stock for treasury	5,638	4,676	15,026
Proceeds from revolving credit facilities	281,000	562,000	334,000
Repayment of revolving credit facilities	301,000	581,000	367,000
Payment of dividends	22,529	20,537	16,658
Proceeds from issuance of common stock	4,029	1,091	13,238
Cash used in financing activities	43,508	45,791	49,913
Historically, we have carried significant amounts of debt, and cash generated by operating activities has been used to fund working capital, capital expenditures, repurchase shares, pay quarterly dividends and make payments of principal and interest on our indebtedness. Our capital expenditures are typically for new product tooling and manufacturing equipment. These capital expenditures support new products and continuous improvements in our manufacturing processes. In addition, our previously announced plan of strategic investments and initiatives, continued expenditures related to our technology infrastructure upgrades with the implementation of a new enterprise resource planning system, and costs associated with opening our newly relocated showroom in New York City increased capital spending in 2013. At December 31, 2013, cash held outside of the United States was $9.3 million.
In February 2013, we announced a three-year plan of strategic investments and initiatives intended to enable us to achieve our longer-term revenue and profitability goals. This plan increased capital expenditures in 2013 and will continue to increase these expenses in 2014.

Cash provided by operating activities was $54.6 million in 2013, $70.6 million in 2012, and $66.9 million in 2011. For the year ended December 31, 2013, cash provided by operating activities consisted of $58.0 million from net income, plus various non-cash charges which included $10.4 million of stock compensation expense, and $3.4 million million of unfavorable changes in assets and liabilities. For the year ended December 31, 2012, cash provided by operating activities consisted of $82.7 million from net income, plus various non-cash charges which included $10.4 million of stock compensation expense, $0.5 million write-off of deferred financing fees, and $12.1 million of unfavorable changes in assets and liabilities.
For the year ended December 31, 2013, we used available cash, including $54.6 million of cash from operating activities to repay $20.0 million of debt, fund $29.1 million in capital expenditures, fund dividend payments to shareholders totaling $22.5 million, and to fund working capital. For the year ended December 31, 2012, we used available cash, including the $70.6 million of cash from operating activities to repay $19.0 million of debt, fund $16.5 million in capital expenditures, fund dividend payments to shareholders totaling $20.5 million, and to fund working capital.
We use our revolving credit facility in the ordinary course of business to fund our working capital needs and, at times, make significant borrowings and repayments under the facility depending on our cash needs and availability at such time. As of December 31, 2013, there was approximately $173.0 million outstanding under the facility, compared to $193.0 million outstanding under the facility as of December 31, 2012. During February 2014, we borrowed approximately $95.0 million under the revolving credit facility in order to fund the acquisition of Holly Hunt Enterprises, Inc. See Note 24 of the consolidated financial statements included in this Form 10-K for further information regarding this acquisition. Borrowings under the revolving credit facility may be repaid at any time, but no later than February 2017. See Note 10 of the consolidated financial statements included in this Form 10-K for further information regarding this facility.
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
We are currently in compliance with all of the covenants and conditions under our credit facility. We believe that existing cash balances and internally generated cash flows, together with borrowings available under our revolving credit facility, will be sufficient to fund normal working capital needs, capital spending requirements, debt service requirements and dividend payments for at least the next twelve months. However, because of the financial covenants mentioned above, our capacity under our revolving credit facility could be reduced if our trailing consolidated EBITDA (as defined by our credit agreement) would decline due to deteriorating market conditions or poor performance. Future debt payments may be paid out of cash flows from operations, from future refinancing of our debt or from equity issuances. However, our ability to make scheduled payments of principal, to pay interest on or to refinance our indebtedness, to satisfy our other debt obligations and to pay dividends to stockholders will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

Contractual Obligations
The following table summarizes our contractual cash obligations as of December 31, 2013 (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Long-term debt	$3,322	$6,652	$173,309	$—	$183,283
Operating leases	14,266	29,737	23,407	35,906	103,316
Purchase commitments	11,231	316	—	—	11,547
Pension plan contributions(a)	12,260	—	—	—	12,260
Postretirement benefit plan obligations(a)	1,155	—	—	—	1,155
Total	$42,234	$36,705	$196,716	$35,906	$311,561
_______________________________________________________________________________

(a)	Due to the uncertainty of future cash outflows, contributions to the pension and other post-retirement benefit plans subsequent to 2014 have been excluded from the table above.
(*) Due to the uncertainty of future cash outflows, uncertain tax positions have been excluded from the table above.
Contractual obligations for long-term debt include principal and interest payments. Interest has been included at the variable rate in effect as of December 31, 2013, as applicable.
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
Goodwill and Other Intangible Assets
We record the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired as goodwill. Goodwill and indefinite-lived trademarks are tested for impairment at least annually and whenever events or circumstances occur indicating that a possible impairment may have been incurred. Goodwill is tested for impairment by determining the fair value of our reporting units using an income approach which discounts future net cash flows to their present value at a rate that reflects our cost of capital, otherwise known as the discounted cash flow method. These estimated fair values are based on financial projections and certain cash flow measures. The indefinite-lived trademarks are tested for impairment by comparing the carrying value to the fair value based on current revenue projections of the related operations, under the relief from royalty method. Any excess carrying value over the amount of fair value is recognized as an impairment. Any impairment would be recognized in the reporting period in which it has been identified.
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
Deferred Financing Fees
Deferred financing fees that are incurred by the Company in connection with the issuance of debt are deferred and amortized to interest expense over the life of the underlying indebtedness.
Business Combinations
The purchase price of an acquired company is allocated between tangible and intangible assets acquired and liabilities assumed from the acquired business based on their estimated fair values, with the residual of the purchase price recorded as goodwill. The results of operations of the acquired businesses are included in our operating results from the dates of acquisition.
Product Warranty
We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in product quality programs and processes, our warranty obligation is affected by product failure rates and by material usage and service costs incurred in correcting a product failure. Cost estimates are based on historical product failure rates and identified onetime fixes for each specific product category. Warranty cost generally varies in direct relation to sales volume, as such costs tend to be a consistent percentage of revenue. Should actual costs differ from original estimates, the estimated warranty liability would be revised.
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

We determine the expected long-term rate of return on plan assets based on aggregating the expected rates of return for each component of the plan's asset mix. We use historic plan asset returns combined with current market conditions to estimate the rate of return. The expected rate of return on plan assets is a long-term assumption and generally does not change annually. The discount rate reflects the market rate for high-quality fixed income debt instruments as of our annual measurement date and is subject to change each year. Holding all other assumptions constant, a one-percentage-point increase or decrease in the assumed rate of return on plan assets would decrease or increase 2013 net periodic pension expense by approximately $2.0 million. Likewise, a one-percentage-point increase or decrease in the discount rate would decrease or increase 2013 net periodic pension expense by approximately $6.4 million or $5.9 million, respectively.
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
Key assumptions we use in determining the amount of the obligation and expense recorded for postretirement benefits other than pensions ("OPEB"), under the appropriate accounting guidance, include the assumed discount rate and the assumed rate of increases in future health care costs. In estimating the health care cost trend rate, we consider actual health care cost experience, future benefit structures, industry trends and advice from our actuaries. We assume that the relative increase in health care costs will generally trend downward over the next several years, reflecting assumed increases in efficiency and cost-containment initiatives in the health care system. At December 31, 2013, the expected rate of increase in future health care costs was 8.00% to 8.50% and 7.25% in determining the benefit obligation for 2013 and 8.00% in determining the net periodic benefit cost in 2013 for medical and prescription drug, respectively. The rate was then assumed to decrease to an ultimate rate of 5% for 2022 for the medical plan and prescription drug plan and thereafter for the benefit obligation. Increasing the assumed health care cost trend by one-percentage-point in each year would increase the benefit obligation as of December 31, 2013 by $0.3 million and increase the aggregate of the service and interest cost components of net periodic benefit cost for 2013 by a minimal amount. Decreasing the assumed health care cost trend rate by one percentage point in each year would decrease the benefit obligation as of December 31, 2013 by approximately $0.3 million and decrease the aggregate of the service and interest cost components of net periodic benefit cost for 2013 by a minimal amount.
In accordance with the appropriate accounting guidance, we recognize in our consolidated balance sheet the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligation) of our defined benefit pension and postretirement benefit plans. To record the unfunded status of our plans, we recorded an additional liability and an adjustment to accumulated other comprehensive income, net of tax.
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
At December 31, 2013, our deferred tax liabilities of $99.1 million exceeded deferred tax assets of $34.8 million by $64.3 million. At December 31, 2012, deferred tax liabilities of $95.7 million exceeded deferred tax assets of $57.4 million by $38.3 million. Our deferred tax assets at December 31, 2013 and 2012 of $34.8 million and $57.4 million, respectively, are net of valuation allowances of $9.0 million and $7.8 million, respectively. We have recorded the valuation allowance primarily for net operating loss carryforwards in foreign tax jurisdictions where we have incurred historical tax losses from operations or acquired tax losses through acquisition, and have determined that it is more likely than not that these deferred tax assets will not be realized.

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
Stock-Based Compensation
The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This expense is recognized over the applicable vesting period. Forfeitures are estimated based on historical experience.
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
We also have risk in our exposure to certain materials and transportation costs. Steel, leather, wood products and plastics are all used in our products. For the year ended December 31, 2013, we estimated that materials inflation was approximately $1.3 million and transportation inflation was minimal. During 2012, we estimated materials inflation was approximately $3.5 million and transportation inflation was minimal. We continue to work to offset price increases in raw materials and transportation through our global sourcing initiatives, cost improvements and price increases to our products.
Interest Rate Risk
We have variable rate debt obligations that are denominated in U.S. dollars. A change in interest rates impacts the interest incurred and cash paid on the variable-rate debt.
In the past, we have used interest rate swap agreements for other-than-trading purposes in order to manage our exposure to fluctuations in interest rates on our variable-rate debt. In May of 2008, we entered into four interest rate swap agreements in order to manage our interest rate risk. Each agreement hedged a notional amount of $150.0 million. Two of the agreements were effective from June 9, 2009 through June 9, 2010 and the other two were effective June 9, 2010 and expired June 9, 2011. Fluctuations in LIBOR affect both our net financial instrument position and the amount of cash to be paid or received by us, if any, under these agreements. There were no interest rate hedge agreements outstanding as of December 31, 2013 or December 31, 2012. See Note 13 of the consolidated financial statements included in this annual report for further information regarding the interest rate swap agreements.
Our weighted-average interest rate for 2013 was 2.6%. Taking into account payments on the above-noted interest rate swap agreements, the weighted-average rate for the same period of 2012 was 2.4%.
The following table summarizes our market risks associated with our debt obligations as of December 31, 2013. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by year of maturity. Variable interest rates presented for variable-rate debt represent the weighted-average interest rates on our credit facility borrowings as of December 31, 2013.

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
	(in thousands)
Rate-Sensitive Liabilities
Long-term Debt:
Variable Rate	$—	$—	$—	$173,000	$—	$—	$173,000	$173,000
Variable Interest Rate				1.92%
An increase in our effective interest rate of 1% would increase annual interest expense by approximately $1.7 million. We will continue to review our exposure to interest rate fluctuations and evaluate whether we should manage such exposures through derivative transactions.

Foreign Currency Exchange Rate Risk
We manufacture our products in the United States, Canada and Italy, and sell our products primarily in those markets as well as in other European countries. Our foreign sales and certain expenses are transacted in foreign currencies. Our production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. Additionally, as our reporting currency is the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the Canadian dollar and the Euro. Approximately 12.8% and 12.7% of our revenues in 2013 and 2012, respectively, and 33.2% and 33.8% of our cost of goods sold in 2013 and 2012, respectively, were denominated in currencies other than the U.S. dollar. Foreign currency exchange rate fluctuations resulted in a $3.5 million translation gain in 2013 and a $2.8 million translation loss in 2012.
From time to time, we enter into foreign currency forward exchange contracts and foreign currency option contracts for other-than-trading purposes in order to manage our exposure to foreign exchange rates associated with short-term operating receivables of a Canadian subsidiary that are payable by our U.S. operations. The terms of these contracts are generally less than a year. Changes in the fair value of such contracts are reported in earnings in the period the value of the contract changes. The net gain or loss upon settlement and the change in fair value of outstanding contracts is recorded as a component of other (income) expense. During 2013, the Company entered into two foreign currency contracts. No amount was paid or received as a result of these contracts. During 2012, the Company did not enter into any foreign currency contracts. As of December 31, 2013, the Company had no outstanding foreign currency contracts.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Knoll, Inc.

We have audited the accompanying consolidated balance sheets of Knoll, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Knoll, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Knoll, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 3, 2014

KNOLL, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2013 AND 2012

(dollars in thousands, except per share data)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$12,026	$29,956
Customer receivables, net	104,171	105,877
Inventories	96,449	98,195
Deferred income taxes	11,408	13,061
Prepaid and other current assets	12,145	11,433
Total current assets	236,199	258,522
Property, plant, and equipment, net	137,893	124,838
Goodwill	79,951	80,332
Intangible assets, net	214,695	222,498
Other non-trade receivables	4,250	3,700
Other noncurrent assets	4,346	5,163
Total Assets	$677,334	$695,053
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$91,378	$83,600
Income taxes payable	249	6,327
Other current liabilities	76,676	86,018
Total current liabilities	168,303	175,945
Long-term debt	173,000	193,000
Deferred income taxes	75,670	51,382
Postretirement benefits other than pensions	8,908	10,005
Pension liability	5,615	64,836
Other noncurrent liabilities	17,396	11,785
Total liabilities	448,892	506,953
Commitments and contingent liabilities
Stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 61,826,778 shares issued and 47,059,458 shares outstanding (net of 14,767,320 treasury shares) at December 31, 2013 and 62,266,755 shares issued and 47,840,562 shares outstanding (net of 14,426,193 treasury shares) at December 31, 2012	483	479
Additional paid-in capital	37,258	27,751
Retained earnings	184,799	184,750
Accumulated other comprehensive income (loss)	5,902	(24,880)
Total stockholders’ equity	228,442	188,100
Total Liabilities and Stockholders’ Equity	$677,334	$695,053

See accompanying notes to the consolidated financial statements.

KNOLL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

(dollars in thousands, except per share data)

	2013	2012	2011
Sales	$862,668	$887,499	$922,200
Cost of sales	582,393	593,149	627,803
Gross profit	280,275	294,350	294,397
Selling, general, and administrative expenses	224,619	206,449	202,075
Restructuring and other charges	5,696	—	696
Intangible asset impairment charge	8,900	—	—
Curtailment gain	—	—	5,445
Operating profit	41,060	87,901	97,071
Interest expense	5,941	6,350	9,753
Other (income) expense, net	(3,430)	3,215	(1,508)
Income before income tax expense	38,549	78,336	88,826
Income tax expense	15,403	28,335	30,815
Net income	$23,146	$50,001	$58,011
Earnings per share:
Basic	$0.49	$1.07	$1.25
Diluted	$0.49	$1.06	$1.24
Weighted-average number of common shares outstanding:
Basic	46,916,845	46,634,834	46,249,571
Diluted	47,659,418	47,059,186	46,835,712
Net income	$23,146	$50,001	$58,011
Other comprehensive income (loss)
Pension and other postretirement liability adjustment, net of tax	36,729	(12,358)	(11,439)
Foreign currency translation adjustment	(5,947)	1,981	(2,525)
Change in fair value of interest rate swap contracts, net of tax	—	—	2,622
Total other comprehensive income (loss), net of tax	30,782	(10,377)	(11,342)
Total comprehensive income	$53,928	$39,624	$46,669

See accompanying notes to the consolidated financial statements.

KNOLL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011
(dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2010	$470	$14,087		$114,990	$(3,161)	$126,386
Net income	—	—		58,011	—	58,011
Other comprehensive loss	—	—		—	(11,342)	(11,342)
Shares issued for consideration:
Exercise of stock options (878,658 shares)	15	13,136		—	—	13,151
Income tax effect from the exercise of stock options and vesting of restricted stock	—	1,668			—	1,668
Shares issued under stock incentive plan (762,004 shares)	—	—		—	—	—
Shares issued under employee stock purchase plan (2,567 shares)	—	37		—	—	37
Shares issued to Board of Directors in lieu of cash (2,739 shares)	—	50		—	—	50
Stock-based compensation	—	9,671		—	—	9,671
Cash dividend ($.36 per share)	—	—		(17,183)	—	(17,183)
Purchase of common stock (768,780 shares)	(8)	(15,018)		—	—	(15,026)
Balance at December 31, 2011	$477	$23,631		$155,818	$(14,503)	$165,423
Net income	—	—		50,001	—	50,001
Other comprehensive loss	—	—		—	(10,377)	(10,377)
Shares issued for consideration:
Exercise of stock options (93,839 shares)	2	1,039		—	—	1,041
Income tax effect from the exercise of stock options and vesting of restricted stock	—	(2,652)		—	—	(2,652)
Shares issued under stock incentive plan (315,030 shares)	3	—		—	—	3
Shares issued to Board of Directors in lieu of cash (3,391 shares)	—	50		—	—	50
Stock-based compensation	—	10,356		—	—	10,356
Cash dividend ($.44 per share)	—	—		(21,069)	—	(21,069)
Purchase of common stock (310,252 shares)	(3)	(4,673)		—	—	(4,676)
Balance at December 31, 2012	$479	$27,751		$184,750	$(24,880)	$188,100
Net income	—	—		23,146	—	23,146
Other comprehensive income	—	—		—	30,782	30,782
Shares issued for consideration:
Exercise of stock options (330,895 shares)	3	3,976		—	—	3,979
Income tax effect from the exercise of stock options and vesting of restricted stock	—	643		—	—	643
Shares issued under stock incentive plan (441,629 shares)	4	—		—	—	4
Shares issued to Board of Directors in lieu of cash (2,987 shares)	—	50		—	—	50
Stock-based compensation	—	10,473		—	—	10,473
Cash dividend ($.48 per share)	—	—		(23,097)	—	(23,097)
Purchase of common stock (328,127 shares)	(3)	(5,635)		—	—	(5,638)
Balance at December 31, 2013	$483	$37,258	—	$184,799	$5,902	$228,442

See accompanying notes to the consolidated financial statements

KNOLL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011
(dollars in thousands)

	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITES
Net income	$23,146	$50,001	$58,011
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	14,727	14,632	15,373
Amortization expense (including deferred financing fees)	1,634	1,915	2,365
Provision for deferred taxes	3,532	4,393	2,560
Write-off of deferred financing fees	—	477	—
Unrealized foreign currency (gains) losses	(4,578)	1,338	(2,551)
Stock-based compensation	10,473	10,356	9,671
Curtailment benefit	—	—	(5,445)
Intangible asset impairment charge	8,900	—	—
Other non-cash items	153	(412)	139
Changes in assets and liabilities, net of effects of acquisitions:
Customer receivables	2,039	20,131	991
Inventories	1,431	(7,512)	(4,158)
Accounts payable	6,204	(563)	(17,695)
Current and deferred income taxes	15,345	(15,831)	3,075
Other current assets	414	(3,920)	881
Other current liabilities	(7,827)	815	1,738
Other noncurrent assets and liabilities	(20,979)	(5,252)	1,966
Cash provided by operating activities	54,614	70,568	66,921
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net	(29,064)	(16,545)	(15,175)
Purchase of business, net of cash acquired	—	(5,968)	(832)
Purchase of intangibles	(315)	(488)	(325)
Cash used in investing activities	(29,379)	(23,001)	(16,332)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facility	281,000	562,000	334,000
Repayment of revolving credit facility	(301,000)	(581,000)	(367,000)
Repayment of long-term debt	—	—	(135)
Payment of financing fees	(13)	(2,848)	—
Payment of dividends	(22,529)	(20,537)	(16,658)
Proceeds from the issuance of common stock	4,029	1,091	13,238
Purchase of common stock for treasury	(5,638)	(4,676)	(15,026)
Tax benefit from the exercise of stock options and vesting of equity awards	643	179	1,668
Cash used in financing activities	(43,508)	(45,791)	(49,913)
Effect of exchange rate changes on cash and cash equivalents	343	(83)	652
Decrease in cash and cash equivalents	(17,930)	1,693	1,328
Cash and cash equivalents at beginning of year	29,956	28,263	26,935
Cash and cash equivalents at end of year	$12,026	$29,956	$28,263

See accompanying notes to the consolidated financial statements.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

1. NATURE OF OPERATIONS
Knoll, Inc. and its subsidiaries (the "Company" or "Knoll") are engaged in the design, manufacture and sale of furniture products and accessories, modern outdoor furniture, as well as the sale of fine leather, textiles, and felt, focusing on the middle to high-end segments of the market. The Company has primary operations in the United States ("U.S."), Canada, and Europe and sells its products primarily through its direct sales representatives and independent dealers.
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
Revenue Recognition and Customer Receivables
The Company recognizes revenue when the earnings process is complete. This occurs when risk and title transfers, collectibility is reasonably assured and pricing is fixed and determinable. Accordingly, revenue is recognized when risk and title are transferred to the client, which primarily occurs at the time of shipment.
The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its clients and dealers to make required payments. The allowance is determined through an analysis of the aging of accounts receivable and assessments of risk that are based on historical trends and an evaluation of the impact of current and projected economic conditions. The Company evaluates the past-due status of its customer receivables based on the contractual terms of sale. If the financial condition of the Company's clients and dealers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Accounts receivable are charged off against the allowance for doubtful accounts when the Company determines that recovery is unlikely. Losses have been consistent with the Company's expectations.
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

DECEMBER 31, 2013

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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
Goodwill and Other Intangible Assets
The Company records the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired as goodwill. Goodwill and indefinite-lived trademarks are tested for impairment at least annually and whenever events or circumstances occur indicating that a possible impairment may have been incurred. Goodwill is tested for impairment by determining the fair value of the Company's reporting units using an income approach which discounts future net cash flows to their present value at a rate that reflects the Company's cost of capital, otherwise known as the discounted cash flow method. These estimated fair values are based on financial projections and certain cash flow measures. The indefinite-lived trademarks are tested for impairment by comparing the carrying value to the fair value based on current revenue projections of the related operations, under the relief from royalty method. Any excess carrying value over the amount of fair value is recognized as an impairment. Any impairment would be recognized in the reporting period in which it has been identified.
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
Deferred Financing Fees
Financing fees that are incurred by the Company in connection with the issuance of debt are deferred and amortized to interest expense over the life of the underlying indebtedness.
Shipping and Handling
Amounts billed to clients for shipping and handling of products are classified as sales. Costs incurred by the Company for shipping and handling are classified as cost of sales.
Research and Development Costs
Research and development expenses, which are expensed as incurred and included as a component of selling, general, and administrative expenses, were $17.8 million for 2013, $15.3 million for 2012, and $15.4 million for 2011.
Income Taxes
Deferred tax assets and liabilities are recognized using enacted tax rates to measure the effect of temporary differences between book and tax bases on recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance, if it is more likely than not some portion or all of the deferred tax assets will not be recognized.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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
Derivative Financial Instruments
The Company occasionally utilizes derivative instruments to mitigate volatility related to interest rates and foreign currency exposures. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company recognizes derivatives as either assets or liabilities in the accompanying consolidated balance sheet and measures those instruments at fair value. Changes in the fair value of those instruments are reported in accumulated other comprehensive income if they qualify for hedge accounting or in earnings if they do not qualify for hedge accounting. Derivatives qualify for hedge accounting if they are designated as hedge instruments and if the hedge is highly effective in achieving offsetting changes in the fair value or cash flows of the asset or liability hedged. Accordingly, gains and losses from changes in derivative fair value of effective hedges are deferred and reported in accumulated other comprehensive income until the underlying transaction affects earnings.
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

DECEMBER 31, 2013

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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
Stock-Based Compensation
The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This expense is recognized over the applicable vesting period. Forfeitures are estimated based on historical experience.
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
Pension and Other Postretirement Benefits
The Company sponsors two defined benefit pension plans and two other postretirement benefit plans. Several statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liability related to the plans. Key factors include assumptions about the expected rates of return on plan assets, discount rates, and health care cost trend rates, as determined by us, within certain guidelines. The Company considers market conditions, including changes in investment returns and interest rates, in making these assumptions.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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
Key assumptions we use in determining the amount of the obligation and expense recorded for postretirement benefits other than pensions ("OPEB"), under the appropriate accounting guidance, include the assumed discount rate and the assumed rate of increases in future health care costs. In estimating the health care cost trend rate, we consider actual health care cost experience, future benefit structures, industry trends and advice from our actuaries. The Company assumes that the relative increase in health care costs will generally trend downward over the next several years, reflecting assumed increases in efficiency and cost-containment initiatives in the health care system.
In accordance with the appropriate accounting guidance, we recognize in our consolidated balance sheet the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligation) of our defined benefit pension and postretirement benefit plans. To record the unfunded status of our plans, we recorded an additional liability and an adjustment to accumulated other comprehensive income, net of tax.
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
New Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (FASB) issued ASU 2013-02, “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.” This ASU amended ASC 220 to require companies to report, in one place, information about reclassifications out of Accumulated Other Comprehensive Income (AOCI). The ASU allows companies to present this information on the face of the financial statements, if certain requirements are met. Otherwise, the information must be presented in the notes. If a company is unable to identify the line item of net income affected by any significant amount reclassified out of AOCI during a reporting period (including when all reclassifications for the period are not to net income in their entirety), the information must be reported in the notes. The ASU requires information about the effect (i.e., amount) of significant reclassification items on the line items of net income by component of Other Comprehensive Income (OCI). For items of AOCI that are not reclassified to net income in their entirety (e.g., amounts that are capitalized in inventory), companies must cross-reference the note where additional details about the effects of the reclassification are disclosed. In addition, the ASU requires detailed reporting about changes in AOCI balances. It requires companies to present details of current-period changes in AOCI (i.e., reclassifications and other amounts of current-period OCI) for each component of OCI on the face of the financial statements or in the notes. The Company adopted ASU 2013-02 as of January 1, 2013, as required. The adoption of ASU 2013-02 did not have a material impact on the Company’s consolidated financial statements.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

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
On December 30, 2011, the Company acquired Filzfelt. Goodwill relating to the acquisition was recorded at $1.3 million and will be tested for impairment at least annually and whenever events or circumstances occur indicating that a possible impairment may have been incurred.
The results of these acquisitions have been included in the Company's results of operations as of the respective acquisition dates. These acquisitions strengthen the Company's portfolio of products that can be offered.
4. RESTRICTED CASH
Included in the Company's consolidated balance sheet in cash and cash equivalents is restricted cash of $0.4 million and $0.3 million at December 31, 2013 and 2012, respectively. This restricted cash represents a bond held in the United Kingdom in order to defer the payment of duties on imports into United Kingdom.
5. CUSTOMER RECEIVABLES, NET
Customer receivables are presented net of an allowance for doubtful accounts of $5.7 million and $5.5 million at December 31, 2013 and 2012, respectively. Management performs ongoing credit evaluations of its clients and generally does not require collateral. As of December 31, 2013 and 2012, the U.S. government and agencies thereof, represented approximately 8.7% and 11.3%, respectively, of gross customer receivables.
6. INVENTORIES

Information regarding the Company's inventories is as follows (in thousands):

	December 31, 2013	December 31, 2012
	(in thousands)
Raw materials	$49,479	$50,159
Work-in-process	6,598	7,626
Finished goods	40,372	40,410
	$96,449	$98,195

Inventory reserves for obsolescence and other estimated losses were $7.2 million and $6.9 million at December 31, 2013 and 2012, respectively, and have been included in the amounts above.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

7. PROPERTY, PLANT, AND EQUIPMENT, NET
Information regarding the Company's property, plant and equipment is as follows (in thousands):

	December 31, 2013	December 31, 2012
	(in thousands)
Land and buildings	$117,653	$108,841
Machinery and equipment	255,390	257,665
Construction in progress	18,683	11,886
Property, plant and equipment	391,726	378,392
Accumulated depreciation	(253,833)	(253,554)
Property, plant and equipment, net	$137,893	$124,838
Included in construction in progress are computer software costs of $10.2 million and $4.7 million as of December 31, 2013 and 2012, respectively. During 2013, the Company capitalized interest of approximately $0.2 million. No interest was capitalized in 2012 or 2011.
8. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Information regarding the Company's other intangible assets are as follows (in thousands):

	December 31, 2013			December 31, 2012
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Indefinite-lived intangible assets:
Tradenames	$207,821	$—	$207,821	$216,721	$—	$216,721
Finite-lived intangible assets:
Various	15,593	(8,719)	6,874	13,515	(7,738)	5,777
Total	$223,414	$(8,719)	$214,695	$230,236	$(7,738)	$222,498

The Company completed the annual impairment testing for the tradenames (indefinite-lived intangible assets) as of October 1, 2013. The Company estimated the fair value of the tradenames using a relief from royalty method under the income approach. The key assumptions for this method are revenue projections, royalty rates based on a consideration of market rates, and a discount rate (based on the weighted-average cost of capital). Based on the results of the annual impairment test, the Company determined that the Edelman Leather tradename was impaired as the estimated fair value of the Edelman Leather tradename was less than its respective carrying amount. The decline in the fair value of the Edelman Leather tradename was the result of a variety of factors including a 100-basis-point increase in the assumed discount rate compared to the discount rate assumed in the prior year as well as weaker than expected performance in the current year and a corresponding reduction of expected future revenue growth rates. As a result, the carrying amount of the Edelman Leather tradename was reduced from $26.1 million to its estimated fair value of $17.2 million, resulting in a non-cash pre-tax impairment charge of $8.9 million during the fourth quarter of 2013. The impairment charge was separately disclosed in the consolidated statements of operations. These fair value measurements fell within Level 3 of the fair value hierarchy as described in Note 22. A significant decline in expected growth rates or a change in the discount rate may result in future impairment charges. Edelman Leather is included within the Company’s Coverings Segment.

In 2013, the Company capitalized $1.7 million of website design costs into finite-lived intangible assets. These costs will be amortized over five years. During 2013, $0.2 million was amortized into expense related to the website costs. The remaining unamortized website design costs at December 31, 2013 were $1.5 million.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

8. GOODWILL AND OTHER INTANGIBLE ASSETS, NET (continued)
The Company's amortization expense related to finite-lived intangible assets was $1.0 million, $1.0 million, and $1.3 million for the years ended December 31, 2013, 2012, and 2011, respectively. The expected amortization expense based on the finite-lived intangible assets as of December 31, 2013 is as follows (in thousands):

Estimated Amortization
2014	$1,118
2015	1,092
2016	1,040
2017	1,004
2018	737

The changes in the carrying amount of goodwill by reportable segment are as follows (in thousands):

	Office Segment	Studio Segment	Coverings Segment	Total
Balance, December 31, 2012	$38,171	$5,202	$36,959	$80,332
Finalization of purchase accounting during the measurement period	—	212	—	212
Foreign currency translation adjustment	(593)	—	—	(593)
Balance, December 31, 2013	$37,578	$5,414	$36,959	$79,951
9. OTHER CURRENT LIABILITIES
Information regarding the Company's other current liabilities are as follows (in thousands):

	December 31, 2013	December 31, 2012
	(in thousands)
Accrued employee compensation	$31,395	$33,974
Accrued pension costs	12,260	20,645
Customer deposits	5,200	5,899
Warranty	8,214	7,852
Other	19,607	17,648
Other current liabilities	$76,676	$86,018

10. INDEBTEDNESS
The Company's long-term debt is summarized as follows (in thousands):

	December 31, 2013	December 31, 2012
Revolving credit facility	$173,000	$193,000

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

10. INDEBTEDNESS (continued)
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
Loans made pursuant to the credit facility may be borrowed, repaid and re-borrowed from time to time until February 3, 2017, subject to satisfaction of certain conditions on the date of any such borrowing. Obligations under the credit facility are secured by a first priority security interest in (i) the capital stock of each present and future subsidiary (with limitations on foreign subsidiaries) and (ii) all present and future property and assets of the Company (with various limitations and exceptions). Borrowings under the credit facility bear interest, at the Company's election, at (i) the Eurocurrency Rate (as defined in the credit agreement), plus additional percentage points based on the Company's leverage ratio or (ii) the Base Rate (a rate based on the higher of (a) the prime rate announced from time-to-time by Bank of America, N.A., (b) the Federal Reserve System's federal funds rate, plus .50% or (c) the Eurocurrency Rate plus 1.00%; Base Rate is defined in detail in the credit agreement), plus additional percentage points based on the Company's leverage ratio. The interest rates were 1.92% and 1.96% as of December 31, 2013 and 2012, respectively.
The credit agreement contains a letter of credit sub-facility that allows for the issuance of letters of credit and swing-line loans. Subject to the ability to increase the credit facility by up to $200.0 million as mentioned above, the sum of the outstanding revolver balance plus any outstanding letters of credit and swing-line loans cannot exceed $450.0 million. The amount available for borrowing under the revolving credit facility is reduced by the total outstanding letters of credit and swing-line loans. The Company had letters of credit outstanding totaling $5.8 million and $6.3 million at December 31, 2013 and 2012, respectively.
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
In addition, the credit agreement also contains various affirmative and negative covenants that among other things, limit, subject to certain exceptions, the incurrence of additional indebtedness in excess of a specified amount in any fiscal year. The Company was in compliance with the credit agreement covenants at December 31, 2013.
Deferred Financing Fees
In connection with the refinancing of the Company's previous credit facility during 2012, the Company wrote off $0.5 million of unamortized deferred financing fees associated with the previous credit facility and incurred $2.9 million in new financing fees that will be amortized as a component of interest expense over the life of the new facility through February 2017. Deferred financing fees, net of accumulated amortization, totaled $2.0 million and $2.6 million as of December 31 2013 and 2012, respectively. Amortization expense related to the deferred financing fees, included in interest expense, was $0.6 million for the years ended December 31, 2013, 2012, and 2011.
Others
The Company also has several revolving credit agreements with various European financial institutions. These credit agreements provide credit primarily for overdraft and working capital purposes. As of December 31, 2013, total credit available under such agreements was approximately $12.0 million. There is currently no expiration date on these agreements. The interest rates on borrowings are variable and are based on the monetary market rate that is linked to each country's prime rate. The Company had no outstanding borrowings under the European credit facilities as of December 31, 2013 and 2012.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

10. INDEBTEDNESS (continued)
Interest Paid
During 2013, 2012, and 2011, the Company made interest payments, including any amounts related to the Company's interest rate swap agreements, totaling $5.4 million, $5.4 million, and $9.8 million, respectively.

11. STOCKHOLDERS' EQUITY
Preferred Stock
The Company's Certificate of Incorporation authorizes the issuance of 10,000,000 shares of preferred stock with a par value of $1.00 per share. Subject to applicable laws, the Board of Directors is authorized to provide for the issuance of preferred shares in one or more series, for such consideration and with designations, powers, preferences and relative, participating, optional or other special rights and the qualifications, limitations or restrictions thereof, as shall be determined by the Board of Directors. There was no Preferred Stock outstanding as of December 31, 2013 and 2012.
Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	Beginning Balance	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Ending Balance
December 31, 2011
Pension and other postretirement liability adjustment	$(22,161)	$(18,678)	$7,239	$(11,439)	$(33,600)
Foreign currency translation adjustment	21,622	(2,525)	—	(2,525)	19,097
Change in the fair value of interest rate swap contracts	(2,622)	4,196	(1,574)	2,622	—
Accumulated other comprehensive income (loss)	$(3,161)	$(17,007)	$5,665	$(11,342)	$(14,503)
December 31, 2012
Pension and other postretirement liability adjustment	$(33,600)	$(20,165)	$7,807	$(12,358)	$(45,958)
Foreign currency translation adjustment	19,097	1,981	—	1,981	21,078
Accumulated other comprehensive income (loss)	$(14,503)	$(18,184)	$7,807	$(10,377)	$(24,880)
December 31, 2013
Pension and other postretirement liability adjustment	$(45,958)	$59,743	$(23,014)	$36,729	$(9,229)
Foreign currency translation adjustment	21,078	(5,947)	—	(5,947)	15,131
Accumulated other comprehensive income (loss)	$(24,880)	$53,796	$(23,014)	$30,782	$5,902
The following reclassifications were made from accumulated other comprehensive income (loss) to the statement of operations for the year ended December 31, 2013 (in thousands):

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

11. STOCKHOLDERS' EQUITY (continued)

	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the condensed consolidated statement of operations and comprehensive income
Amortization of pension and other post-retirement liability adjustments
Prior Service Costs	$3,364	(1)
Actuarial Losses	(9,390)	(1)
Total Before Tax	(6,026)
Tax Benefit	(2,410)
Net of Tax	$(3,616)
(1) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension costs. See Note 17 for additional information.

12. EARNINGS PER SHARE
Basic earnings per share excludes the dilutive effect of (i) common shares that could potentially be issued due to the exercise of stock options, and (ii) unvested restricted stock and restricted stock units and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share includes the effect of shares and potential shares and units issued under the stock incentive plans. The following table sets forth the reconciliation from basic to dilutive average common shares:

	December 31,
	2013	2012	2011
	(in thousands)
Weighted-average shares of common stock outstanding—basic	46,917	46,635	46,250
Potentially dilutive shares resulting from stock plans	742	424	586
Weighted-average common shares—diluted	47,659	47,059	46,836
Antidilutive equity awards not included in weighted-average common shares—diluted	164	596	164

13.  DERIVATIVE FINANCIAL INSTRUMENTS

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

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

13.  DERIVATIVE FINANCIAL INSTRUMENTS (continued)
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
The Company had no outstanding interest rate swap contracts as of December 31, 2013 and 2012.
The effects of derivatives in cash flow hedging relationships for the years ended December 31, 2013, 2012, and 2011 were as follows (in thousands):

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
December 31, 2013
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

The Company entered into two foreign currency option contracts during the year ended December 31, 2013. Both contracts expired unexercised during 2013. The Company did not enter into any foreign currency contracts during the year ended December 31, 2012. There were no outstanding derivative contracts as of December 31, 2013, 2012, or 2011.

During 2011, the Company entered into multiple foreign currency contracts. The effect of derivatives not designated as hedging instruments for the year ended December 31, 2011 was as follows (in thousands):

Derivatives Not Designated as Hedging Instruments	Locations of (Gain) Loss Recognized in Income or Derivative	2011
Foreign currency contracts	Other (income) expense, net	$(1.153)
Total		$(1.153)

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

14. CONTINGENT LIABILITIES AND COMMITMENTS

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

Collective Bargaining

At December 31, 2013, the Company employed a total of 3,167 people.  Approximately 12.4% of the employees are represented by unions.  The Grand Rapids, Michigan plant is the only unionized plant within the U.S. and has an agreement with the Carpenters Union, Local 1615, of the United Brotherhood of Carpenters and Joiners of America, Affiliate of the Carpenters Industrial Council, covering approximately 191 hourly employees. The Collective Bargaining Agreement expires April 30, 2015.  Approximately 202 workers in Italy are also represented by unions.  The union contracts under which these Italian workers are represented expire in 2015 and 2016.

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

Changes in the warranty reserve are as follows (in thousands):

	2013	2012	2011
Balance, as of December 31, 2012	$7,852	$8,146	$8,090
Provision for warranty claims	7,092	6,488	7,007
Warranty claims paid	(6,716)	(6,887)	(6,950)
Increase due to acquisition	—	106	—
Foreign currency translation adjustment	(14)	(1)	(1)
Balance, as of December 31, 2013	$8,214	$7,852	$8,146

15. INCOME TAXES
Income before income tax expense consists of the following:

	2013	2012	2011
	(in thousands)
U.S. operations	$31,975	$59,478	$67,379
Foreign operations	6,574	18,858	21,447
Total	$38,549	$78,336	$88,826

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

15. INCOME TAXES (continued)
Income tax expense is comprised of the following:

	2013	2012	2011
	(in thousands)
Current:
Federal	$6,360	$16,766	$16,794
State	1,892	3,240	3,561
Foreign	3,619	3,936	7,900
Total current:	11,871	23,942	28,255
Deferred
Federal	4,135	2,934	4,087
State	607	608	695
Foreign	(1,210)	851	(2,222)
Total deferred	3,532	4,393	2,560
Income tax expense	$15,403	$28,335	$30,815
The following table sets forth the tax effects of temporary differences that give rise to the deferred tax assets and liabilities:

	December 31, 2013	December 31, 2012
	(in thousands)
Deferred tax assets
Accounts receivable, principally due to allowance for doubtful accounts	$2,127	$1,986
Inventories	3,649	3,340
Net operating loss carryforwards	8,817	8,433
Accrued pension	3,136	31,544
Stock-based compensation	7,347	4,966
Compensation-related accruals	3,364	3,209
Warranty	2,880	2,781
Obligation for postretirement benefits other than pension	3,770	4,187
Accrued liabilities and other items	8,721	4,755
Gross deferred tax assets	43,811	65,201
Valuation allowance	(8,991)	(7,798)
Net deferred tax assets	34,820	57,403
Deferred tax liabilities:
Intangibles	82,837	84,518
Plant and equipment	16,245	11,206
Gross deferred tax liabilities	99,082	95,724
Net deferred tax liabilities	$(64,262)	$(38,321)
Income taxes paid, net of refunds received, by the Company during 2013, 2012, and 2011, totaled $18.3 million, $26.7 million, and $13.5 million, respectively.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

15. INCOME TAXES (continued)
As of December 31, 2013, the Company had net operating loss carryforwards totaling approximately $32.8 million in the United Kingdom, Germany, and Italy. The net operating loss carryforwards may be carried forward for a period of 5 years in Italy and indefinitely in the United Kingdom and Germany. The Company provides a valuation allowance against certain net foreign deferred tax assets (principally the net operating loss carryforwards) due to the uncertainty that they can be realized.
The following table sets forth a reconciliation of the statutory federal income tax rate to the effective income tax rate:

	2013	2012	2011
Federal statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) in the tax rate resulting from:
State taxes, net of federal effect	3.7%	3.2%	3.0%
Effect of tax rates of other countries	0.2%	(0.5)%	(2.2)%
Section 199 deduction	(1.7)%	(1.5)%	(1.7)%
Change in Contingency Reserve	—%	(1.9)%	—%
Limitation on Deduction of Officer’s Compensation	4.2%	1.0%	1.9%
Other	(1.4)%	0.9%	(1.3)%
Effective tax rate	40.0%	36.2%	34.7%
The Company has not made provisions for U.S. federal and state income taxes as of December 31, 2013 on approximately $120.1 million of foreign earnings that are expected to be reinvested indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. federal and state income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.
As of December 31, 2013 and 2012 , the Company had unrecognized tax benefits of approximately $0.8 million and $1.2 million, respectively. The entire amount of the unrecognized tax benefits would reduce the effective tax rate if recognized.
The following table summarizes the activity related to our unrecognized tax benefits during 2013, 2012, and 2011:

	2013	2012	2011
	(in thousands)
Balance, beginning of the year	$1,152	$2,044	$1,953
Additions for tax position related to the current year	125	125	189
Additions for tax position related to the prior year	7	191	—
Decreases for tax position related to the prior year	(316)	(1,102)	—
Prior year reductions
Lapse of statute of limitations	(131)	(106)	(137)
Change in exchange rate	—	—	39
Balance, end of the year	$837	$1,152	$2,044
During the year ended December 31, 2013, the Company reduced the accrual for interest and penalties by a nominal amount. As a result of the decrease in unrecognized tax benefits during the year ended December 31, 2012, the Company reduced the accrual for interest and penalties by $0.6 million, net of deferred taxes. During 2011, the Company recognized approximately $0.1 million of interest and penalties, net of deferred taxes. The Company has accrued approximately $0.1 million for the payment of interest and penalties at December 31, 2013 and 2012.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

As of December 31, 2013, the Company is subject to U.S. Federal Income Tax examination for the tax years 2010 through 2013, and to non-U.S. income tax examination for the tax years 2005 to 2013. In addition, the Company is subject to state and local income tax examinations for the tax years 2004 through 2013.
There are no tax positions included in unrecognized tax benefits at December 31, 2013 for which it is reasonably possible that the total amounts could significantly change during the next twelve months.
16. LEASES
The Company has commitments under operating leases for certain machinery and equipment as well manufacturing, warehousing, showroom and other facilities used in its operations. Some of the leases contain renewal provisions and generally require the Company to pay certain operating expenses, including utilities, insurance and taxes, which are subject to escalation. At times the Company enters into lease agreements which contain a provision for cash abatements related to certain leasehold improvements. These abatements are recognized on a straight-line basis as a reduction to rent expense over the lease term. The unamortized portions as of December 31, 2013 and 2012 were $8.1 million and $4.8 million, respectively. Total rent expense for 2013, 2012, and 2011 was $18.8 million, $15.9 million, and $16.0 million, respectively. Future minimum rental payments required, excluding maintenance and other miscellaneous charges, under those operating leases are as follows (in thousands):

Future Minimum Rental Payments
2014	$14,266
2015	15,711
2016	14,026
2017	12,341
2018	11,066
Subsequent years	35,906

Total minimum lease payments	$103,316

17. PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company has two domestic defined benefit pension plans and two plans providing for other postretirement benefits, including medical and life insurance coverage. One of the pension plans and one of the other postretirement benefit plans cover eligible U.S. nonunion employees while the other pension plan and other postretirement benefits plan cover eligible U.S. union employees. The Company uses a December 31 measurement date for both of these plans.
Both the pension plans and the other postretirement benefit plans were modified during the year ended December 31, 2011. Participants who had 70 or greater points (age plus completed years of service) could elect to stay in the pension and accrue additional benefits or receive the Company's 401K match which was reinstated as of January 1, 2012. Those with less than 70 points were removed from the pension plan and will not accrue any additional benefits after December 31, 2011. However, these individuals will receive the Company's 401K matching contributions. The Company's other postretirement benefit plans are in the process of being eliminated. As a result of these modifications to the postretirement benefit plans, the Company recorded a $5.4 million curtailment benefit during the year ended December 31, 2011.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

17. PENSION AND OTHER POSTRETIREMENT BENEFITS (continued)
The year-end status of these plans was as follows (in thousands):

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Change in projected benefit obligation:
Projected benefit obligation at December 31	$278,416	$232,442	$11,146	$11,885
Service cost	8,009	7,209	37	50
Interest cost	12,066	11,819	325	457
Participant contributions	—	15	275	—
Actuarial (gain) loss	(31,585)	31,551	(583)	(292)
Benefits paid	(5,192)	(4,620)	(1,137)	433
Liability gain due to curtailment	—	—		(1,387)
Projected benefit obligation at December 31	$261,714	$278,416	$10,063	$11,146
Accumulated benefit obligation at December 31	$256,002	$271,116	$—	$—
Change in plan assets:
Fair value of plan assets at December 31	$193,389	$159,231	$—	$—
Actual return on plan assets	35,460	21,888	—	—
Employer contributions	20,645	16,875	862	954
Participant contributions	—	15	275	433
Benefits paid	(5,192)	(4,620)	(1,137)	(1,387)
Fair value of plan assets at December 31	$244,302	$193,389	$—	$—
Funded status	$(17,412)	$(85,027)	$(10,063)	$(11,146)
Assumptions used in computing the benefit obligation as of December 31, 2013 and 2012 were as follows:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Discount rate	5.10 - 5.18%	4.30 - 4.40%	2.97 - 5.05%	2.25 - 4.25%
Expected return on plan assets	7.10%	7.10%	N/A	N/A
Rate of compensation increase	2.50%	2.50%	N/A	N/A

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

17. PENSION AND OTHER POSTRETIREMENT BENEFITS (continued)
The following table presents the fair value of the Company's pension plan investments as of December 31, 2013 and 2012 (in thousands).

	Level 1	Level 2	Level 3	Total
Equity Securities
U.S. equity securities	$128,766	—	—	$128,766
Non-U.S. equity securities	25,461	—	—	25,461
Debt Securities
Fixed income funds and cash investment funds	90,075	—	—	90,075
December 31, 2013	$244,302	—	—	$244,302
Equity Securities
U.S. equity securities	$99,840	—	—	$99,840
Non-U.S. equity securities	18,565	—	—	18,565
Debt Securities
Fixed income funds and cash investment funds	74,984	—	—	74,984
December 31, 2012	$193,389	—	—	$193,389
See Note 22 of the consolidated financial statements for the description of the levels of the fair value hierarchy.

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
	(in thousands)
Amounts recognized in the consolidated balance sheets consist of:
Current liabilities	$(12,260)	$(20,645)	$(1,155)	$(1,141)
Noncurrent liabilities	(5,152)	(64,382)	(8,908)	(10,005)
Net amount recognized	$(17,412)	$(85,027)	$(10,063)	$(11,146)
Amounts recognized in accumulated other comprehensive income before taxes:
Net actuarial loss	$18,239	$79,996	$1,913	$3,263
Prior service cost (credit)	11	25	(5,040)	(8,418)
Net amount recognized	$18,250	$80,021	$(3,127)	$(5,155)
The following table sets forth other changes in the benefit obligation recognized in other comprehensive income for the Company's pension and other postretirement benefits plans (in thousands):

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Net actuarial (gain) loss	$(53,134)	$22,187	$(583)	$(292)
Amortization of:
Prior service (credit) cost	(14)	(14)	3,378	3,375
Actuarial (gain)	(8,623)	(4,108)	(767)	(983)
Total recognized in OCI	$(61,771)	$18,065	$2,028	$2,100

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

17. PENSION AND OTHER POSTRETIREMENT BENEFITS (continued)
The estimated net actuarial gain, and prior service credit, for the defined benefit pension plans included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2014 are $2,007,000 and $11,000, respectively.
The following table sets forth the components of the net periodic benefit cost for the Company's pension and other postretirement benefit plans (in thousands):

	Pension Benefits			Other Benefits
	2013	2012	2011	2013	2012	2011
Service cost	$8,009	$7,209	$10,634	$37	$50	$476
Interest cost	12,066	11,819	11,211	325	457	1,114
Expected return on plan assets	(13,912)	(12,523)	(13,008)	—	—	—
Amortization of prior service (cost) credit	14	14	32	(3,378)	(3,375)	(1,754)
Recognized actuarial loss	8,623	4,108	1,996	767	983	882
Curtailment (benefit) expense	—	—	69	—	—	(5,514)
Net periodic benefit cost	$14,800	$10,627	$10,934	$(2,249)	$(1,885)	$(4,796)

For the year ended December 31, 2013, $9.0 million of pension expense was recorded in cost of sales and $5.8 million was recorded in selling general, and administrative expenses.
Assumptions used to determine net periodic benefit cost for the years ended December 31, 2013, 2012, and 2011 were as follows:

	Pension Benefits			Other Benefits
	2013	2012	2011	2013	2012	2011
Discount rate	4.30 - 4.40%	5.10 - 5.15%	4.95-5.75%	2.25 - 4.25%	3.40 - 5.05%	3.50 - 4.65%
Expected return on plan assets	7.10%	7.10%	8.20%	N/A	N/A	N/A
Rate of compensation increase	2.50%	2.50%	2.50%	N/A	N/A	N/A
The expected long-term rate of return on assets is based on management's expectations of long-term average rates of return to be earned on the investment portfolio. In establishing this assumption, management considers historical and expected returns for the asset classes in which the plan assets are invested.
For purposes of measuring the benefit obligation associated with the Company's other postretirement benefit plans as of December 31, 2013, as well as the assumed rate for 2014, a between 8.00% to 8.50% annual rate of increase in the per capita cost of covered health care benefits was assumed and a 7.25% annual rate of increase in the per capita cost of covered prescription drug benefits was assumed. The rates were then assumed to decrease to an ultimate rate of 5% for 2022 and thereafter. For purposes of measuring the net periodic benefit cost for 2013 associated with the Company's other postretirement benefits plans, an 8.00% annual rate of increase in the per capita cost of covered medical benefits was assumed (both medical and prescription drug). The rate was then assumed to decrease to an ultimate rate of 5% for 2019 for both the medical plan and prescription drug plan and thereafter. Increasing the assumed health care cost trend rate by 1.0% would increase the benefit obligation as of December 31, 2013 by $295,000 and increase the aggregate of the service and interest cost components of net periodic benefit cost for 2013 by $13,000. Decreasing the assumed health care cost trend rate by 1.0% would decrease the benefit obligation as of December 31, 2013 by $280,000 and decrease the aggregate of the service and interest cost components of net periodic benefit cost for 2013 by $12,000.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

17. PENSION AND OTHER POSTRETIREMENT BENEFITS (continued)
The Company's pension plans' weighted-average asset allocations as of December 31, 2013 and 2012, by asset category were as follows:

	Plan Assets at December 31,
	2013	2012
Asset Category:
Temporary investment funds	4%	3%
Equity investment funds	63	61
Fixed income funds	33	36
Total	100%	100%
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
The Company expects to contribute $12.3 million to its pension plans and approximately $1.2 million to its other postretirement benefit plans in 2014. Estimated future benefit payments under the pension and other postretirement plans are as follows:

	Pension Benefits	Other Benefits
	(in thousands)
2014	$6,925	$1,154
2015	8,145	1,222
2016	9,438	1,088
2017	10,837	995
2018	12,261	855
2019 - 2023	84,388	3,513
The Company also sponsors a 401(k) retirement savings plan for all U.S. employees. Under this plan, participants may defer a portion of their earnings up to the annual contribution limits established by the Internal Revenue Service. For associates who do not participate in the Company's pension plans, the plan allows for the Company to make a fixed matching contribution of 50.0% of participant contributions up to the first 6.0% of compensation for both nonunion and union employees; however, matching contributions were suspended in 2011. The fixed match was reinstated beginning January 1, 2012. For participants who are union or nonunion employees and no longer participate in a Knoll pension plan, the plan also provides for a discretionary employer contribution based on the Company's profits, as determined by the Company's board of directors. In addition, the plan also provides for an additional employer contribution for individuals who are nearing retirement age and no longer participate in a Knoll pension plan. The plan also provides that the Company may make discretionary contributions of common stock to participant accounts on behalf of all actively employed U.S. participants. Company contributions generally vest ratably over a five-year period. A Knoll common stock fund consisting of 1,000,000 shares of common stock into which participants may invest the compensation they elect to defer was established on December 14, 2004. Participant contributions into the Knoll common stock fund are generally limited to no more than 10% of their total account balance in the plan. Participant contributions in the Knoll common stock fund may be transferred into other investment alternatives or distributed in the form of shares of Knoll common stock if so invested at the time of distribution.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

17. PENSION AND OTHER POSTRETIREMENT BENEFITS (continued)
The Company's total expense under the 401(k) plan for U.S. employees was $2.0 million for 2013 and $3.0 million for 2012. In 2011, the Company did not match any 401(k) contributions.
Employees of the Canadian, Belgium and United Kingdom operations participate in defined contribution pension plans sponsored by the Company. The Company's expense related to these plans for 2013, 2012, and 2011 was $1.2 million, $1.3 million, and $1.2 million, respectively.
18. STOCK PLANS
As of December 31, 2013, the Company sponsors three stock incentive plans under which awards denominated or payable in shares, units or options to purchase shares of Knoll common stock may be granted to officers, certain other employees, directors and consultants of the Company. In May 2007, the Company approved the 2007 Stock Incentive Plan which authorized the issuance of 2,000,000 shares of common stock. As of December 31, 2013, 18,857 shares remained available for issuance under this plan. In May of 2010, the Company approved the 2010 Stock Incentive Plan which authorized the issuance of 2,000,000 shares of common stock. As of December 31, 2013, 1,213,046 shares remained available for issuance under this plan. In May of 2013, the Company approved the 2013 Stock Incentive Plan which authorized the issuance of 2,000,000 shares of common stock. As of December 31, 2013, 2,000,000 shares remained available for issuance under this plan.
A Committee of the Board of Directors, currently consisting of the Compensation Committee of the Company's Board of Directors has sole discretion concerning administration of the plans, including selection of individuals to receive awards, types of awards, the terms and conditions of the awards and the time at which awards will be granted.
Restricted Stock and Restricted Stock Units
In 2011, the Company granted restricted stock awards to certain key employees and the Company's Board of Directors aggregating 762,004 shares of common stock. These awards provide for the delivery of shares of common stock to award recipients upon the satisfaction of certain vesting requirements. 748,000 of these awards cliff vest on third anniversary of the grant date. In certain conditions, vesting may be accelerated as defined in the restricted share agreements. The remaining 14,004 shares granted in 2011 will vest in equal one-third amounts on each of the subsequent three anniversaries of the grant date. In certain conditions, vesting may be accelerated as defined in the restricted share agreements. The Company determined the fair value of the shares on the date of grant and is recognizing compensation expense ratably over the vesting period.
In 2012, the Company granted restricted stock awards to certain key employees and the Company's Board of Directors aggregating 315,030 shares of common stock. These awards provide for the delivery of shares of common stock to award recipients upon the satisfaction of certain vesting requirements. 292,500 of these awards cliff vest on the third anniversary of the grant date. 22,530 of these awards will vest in equal one-third amounts on each of the subsequent three anniversaries of the grant date. In certain conditions vesting may be accelerated as defined in the restricted share agreements. In addition, during 2012, the Company granted 110,000 restricted stock units to certain key employees. These awards provide for the delivery of shares of common stock to award recipients upon the satisfaction of certain vesting requirements. 90,000 of these awards vest in equal one-sixth amounts on each of the subsequent six anniversaries of the grant date. 20,000 of these awards cliff vest on the third anniversary of the grant date. In certain conditions, vesting may be accelerated as defined in the restricted unit agreements. The Company determined the fair value of the awards on the date of grant and is recognizing compensation expense ratably over the vesting period.
In 2013, the Company granted restricted stock awards to certain key employees and the Company's Board of Directors aggregating 441,629 shares of common stock. The awards provide for the delivery of shares of common stock to award recipients upon the satisfaction of certain vesting requirements. 309,573 of these awards cliff vest on the third anniversary of the grant date. 132,056 of these awards will vest in equal one-third amounts on each of the subsequent three anniversaries of the grant date. The Company determined the fair value of the awards on the date of grant and is recognizing compensation expense ratably over the vesting period.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

18. STOCK PLANS (continued)
The following table summarizes the Company's restricted stock and restricted stock units activity during the year:

	Restricted Stock	Weighted-Average Fair Value	Restricted Stock Units	Weighted-Average Fair Value
Outstanding at December 31, 2012	1,065,989	$17.77	110,000	$14.04
Granted	441,629	16.56	—	—
Forfeited	(13,000)	18.10	—	—
Vested	(264,130)	13.17	(15,000)	14.04
Outstanding at December 31, 2013	1,230,488	$18.32	95,000	$14.04
Stock Options
The Company recognizes compensation expense using the graded vesting attribution method which treats each option grant as multiple grants each with its own requisite service period.
In 2012, the Company granted 20,000 stock options to certain key employees of the Company. These options vest ratably over a five-year period on the anniversary of the grant date. The contractual life of these options is 10 years. In addition, the options have accelerated vesting provisions upon a change of control of the Company. The grant-date fair value of these options granted was $6.26 based on the following assumptions used in the Black-Scholes option pricing model:

Expected volatility	51%
Expected dividend yield	2.50%
Expected term (in years)	6
Risk-free interest rate	1.36%
Exercise price	$15.98

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

18. STOCK PLANS (continued)
The following table summarizes the Company's stock option activity for the preceding three years.

	Number of Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	2,505,101	$14.22		$7,742,565
Exercised	(878,658)	14.97		4,731,919
Forfeited	(86,250)	13.54		565,800
Outstanding at December 31, 2011	1,540,193	$13.83	4.35	$3,631,381
Granted	20,000	15.98		—
Exercised	(93,839)	11.09		426,278
Expired	(37,070)	16.34		37,070
Forfeited	(65,000)	16.76		76,425
Outstanding at December 31, 2012	1,364,284	$13.84	3.53	$3,686,098
Exercised	(330,895)	11.98		1,739,700
Forfeited	(10,000)	10.24		42,400
Outstanding at December 31, 2013	1,023,389	$14.48	2.71	$4,625,520
Exercisable at December 31, 2013	1,007,389	$14.45	2.62	$4,588,240
The following table summarizes information regarding stock options outstanding and exercisable at December 31, 2013:

	Options Outstanding			Options Exercisable
Ranges of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$10.24 - $15.00	673,889	2.73	$11.63	673,889	$11.63
$15.01 - $18.77	194,500	2.31	17.81	178,500	17.97
$18.78 - $23.47	155,000	3.11	22.68	155,000	22.68
$10.24 - $23.47	1,023,389	2.71	$14.48	1,007,389	$14.45
A summary of the status of the Company's non-vested options as of December 31, 2013, and changes during the year ended December 31, 2013, is presented below.

	Number of Options	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2012	244,000	$4.43
Vested	(218,000)	4.31
Forfeited	(10,000)	4.32
Nonvested at December 31, 2013	16,000	$6.26

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

18. STOCK PLANS (continued)
The total fair value of options vested during the years 2013, 2012, and 2011 was $0.9 million, $1.0 million, and $1.4 million, respectively.
Compensation costs related to stock-based compensation for the years ended December 31, 2013, 2012, and 2011 totaled $10.5 million pre-tax ($6.3 million after-tax), $10.4 million pretax ($6.6 million after-tax), and $9.7 million pretax ($5.9 million after-tax), respectively, and are included within selling, general, and administrative expenses.
At December 31, 2013 and 2012, the total compensation cost related to nonvested awards not yet recognized equaled $8.8 million and $13.0 million, respectively, including $0.1 million and $0.3 million for stock options, respectively, and $8.7 million and $12.7 million for restricted stock awards and restricted stock units, respectively. The weighted-average remaining period over which the cost is to be recognized is 1.7 years.
Other Stock-Based Compensation Plans
On December 31, 2011, the Company terminated its Employee Stock Purchase Plan (ESPP) whereby employees of the Company were able to purchase shares of Knoll common stock at a discounted rate. The discount rate was 5% off the average of the high and low sale price per share on the last trading day of the purchase period. Employees were able to contribute 1-10% of their eligible gross pay up to a $25,000 annual stock value limit. In 2011, employees purchased 2,567 shares in accordance with the terms of the ESPP.
19. SEGMENT AND GEOGRAPHIC REGION INFORMATION
Accounting Standards Codification 280, Segment Reporting, defines that a segment for reporting purposes is based on the financial performance measures that are regularly reviewed by the "Chief Operating Decision Maker" to assess segment performance and to make decisions about a public entity's allocation of resources. Based on this guidance, the Company reports its segment results based on the following reportable segments: (i) Office; (ii) Studio; and (iii) Coverings. The Office segment serves corporate, government, healthcare, retail and other customers in the United States and Canada providing a portfolio of office furnishing solutions including systems, seating, storage, and KnollExtra ergonomic accessories, and other products. The Studio segment includes KnollStudio®, Knoll Europe which sells primarily KnollStudio® products, and Richard Schultz® Design. The KnollStudio® portfolio includes a range of lounge seating; side, café and dining chairs; barstools; and conference, dining and occasional tables. Richard Schultz® Design provides high-quality outdoor furniture. The Coverings segment includes, KnollTextiles®, Spinneybeck®, Edelman®Leather and Filzfelt™. These businesses serve a wide range of customers offering high-quality textiles, felt, and leather.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

19. SEGMENT AND GEOGRAPHIC REGION INFORMATION (continued)
The following information below categorizes certain financial information into the above noted segments for the years ended December 31, 2013, 2012, and 2011 (in thousands)

	2013	2012	2011
SALES
Office	$599,131	$633,321	$664,132
Studio	154,499	147,550	152,724
Coverings	109,038	106,628	105,344
Knoll, Inc.	$862,668	$887,499	$922,200
INTERSEGMENT SALES(1)
Office	$1,698	$1,727	$2,148
Studio	6,594	5,299	5,953
Coverings	9,722	9,591	9,780
Knoll, Inc.	$18,014	$16,617	$17,881
DEPRECIATION AND AMORTIZATION
Office	$13,116	$13,409	$14,259
Studio	2,085	2,055	2,124
Coverings	1,160	1,083	1,355
Knoll, Inc.	$16,361	$16,547	$17,738
OPERATING PROFIT
Office	$16,110	$48,639	$46,614
Studio	18,550	21,786	23,022
Coverings	20,996	17,476	22,686
Subtotal	55,656	87,901	92,322
Restructuring charges—Office	2,721	—	696
Restructuring charges—Studio	2,975	—	—
Intangible asset impairment charge - Coverings	8,900	—	—
Curtailment benefit	—	—	5,445
Knoll, Inc.(2)	$41,060	$87,901	$97,071
CAPITAL EXPENDITURES, NET
Office	$25,300	$14,251	$14,142
Studio	3,063	1,871	1,009
Coverings	701	423	24
Knoll, Inc.	$29,064	$16,545	$15,175
_______________________________________________________________________________

(1)	Intersegment sales are presented on a cost plus basis which takes into consideration the effect of transfer prices between legal entities.

(2)	The Company does not allocate interest expense or other (income) expense, net to the reportable segments.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

19. SEGMENT AND GEOGRAPHIC REGION INFORMATION (continued)
Many of the Company's facilities manufacture products for all three reporting segments. Therefore, it is impractical to disclose asset information on a segment basis.
The Company's net sales by product category were as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Office Systems	$392,700	$424,405	$440,395
Seating	109,650	102,523	112,098
Files and Storage	68,185	77,695	85,404
Studio	154,499	147,550	152,724
Coverings	109,038	106,628	105,344
Other	28,596	28,698	26,235
Total	$862,668	$887,499	$922,200
The Company markets its products in the United States and internationally, with its principal international markets being Canada and Europe. The table below contains information about the geographical areas in which the Company operates. Sales to clients are attributed to the geographic areas based on the origin of sale.

	United States	Canada	Europe	Consolidated
	(in thousands)
2013
Sales to clients	$752,347	$36,240	$74,081	$862,668
Property, plant, and equipment, net	94,896	27,938	15,059	137,893
2012
Sales to clients	$774,654	$40,669	$72,176	$887,499
Property, plant, and equipment, net	80,953	29,064	14,821	124,838
2011
Sales to clients	$797,834	$44,225	$80,141	$922,200
Property, plant, and equipment, net	77,230	29,110	15,452	121,792
A number of U.S., state and local governmental agencies purchase the Company's products, primarily from the Office segment. Sales to these entities and agencies amounted to approximately $112.3 million in 2013, $143.7 million in 2012, and $180.1 million in 2011.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

20. OTHER (INCOME) EXPENSE, NET
The components of other (income) expense, net are as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Foreign exchange (gain) loss	$(3,502)	$2,834	$(2,669)
Write-off of deferred financing fees	—	477	—
Other	72	(96)	1,161
Other (income) expense, net	$(3,430)	$3,215	$(1,508)

21. RESTRUCTURING CHARGES
During the fourth quarter of 2013, the Company approved certain restructuring actions. The initiatives related primarily to headcount reductions in the Office segment as part of the Company's previously announced strategic supply chain transformation activities and headcount reductions in Europe in the Studio segment associated with factory overhead consolidations. As a result of these actions, the Company recorded restructuring charges of $2.7 million in the Office segment and $3.0 million in the Studio segment. These charges relate to cash severance and employment termination-related expenses. The Company does not expect any additional charges related to these restructuring actions in the future. As of December 31, 2013, $5.7 million is recorded within other current liabilities on the accompanying balance sheet related to these actions. The Company anticipates that the majority of these payments will be made during the first quarter of 2014.
On March 18, 2010, the Company announced a restructuring plan to better align its North America manufacturing footprint with demand while further focusing the particular manufacturing activities of its Office segment production facilities. The Company elected to undergo this restructuring in order to better utilize its manufacturing capacity, eliminate duplication of capabilities and reduce associated costs. In connection with the plan, the Company recorded restructuring charges of approximately $0.8 million and $7.6 million in 2011 and 2010, respectively. These charges included $3.9 million of employee termination costs, $3.0 million of costs associated with the write-off of fixed assets that had no future benefit, and $1.5 million of costs associated with facility realignment. The Company made cash payments, in connection with this plan of $0.2 million, $2.1 million and $3.0 million during 2012, 2011, and 2010, respectively. The plan was completed as of December 31, 2012.
22. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Accounting Standards Codification 820, “Fair Value Measurements and Disclosures,” established a hierarchy that prioritizes fair value measurements based on types of inputs used for the various valuation techniques (market approach, income approach, and cost approach). The hierarchy is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon its own market assumptions. The Company uses the following valuation techniques to measure fair value for its financial assets and financial liabilities:

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

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

22. FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Financial Instruments

The fair value of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate carrying value due to their short maturities.

The fair value of the Company’s long-term debt approximates its carrying value, as it is variable rate debt and the terms are comparable to market terms as of the balance sheet dates, and are classified as Level 2.

The following table presents information about the Company's indefinite lived intangible assets recorded at fair value on a nonrecurring basis (in thousands):

	Fair Value Measurements
	at December 31, 2013 Using
Description	Total	Level 1	Level 2	Level 3	Total Impairment
Edelman Leather tradename (1)	$17,150	—	—	17,150	$8,900

(1)     The Company estimated the fair value of our indefinite-life intangible asset using the relief-from-royalty method under the income approach. The Company used a royalty rate of 5% based on comparable market rates, and used a discount rate of 12.7%.
23. QUARTERLY RESULTS (UNAUDITED)
The following tables contain selected unaudited Consolidated Statements of Operations and Comprehensive Income data for each quarter for the years ended December 31, 2013 and 2012. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(in thousands, except per share data)
2013
Sales	$200,586	$214,312	$216,898	$230,872	$862,668
Gross Profit	63,627	69,881	72,339	74,429	280,275	(1)
Net Income	6,074	7,888	8,550	634	23,146	(2)
Earning per shares—Basic	$0.13	$0.17	$0.18	$0.01	$0.49
Earnings per share—Diluted	$0.13	$0.17	$0.18	$0.01	$0.49
2012
Sales	$196,662	$221,018	$219,794	$250,026	$887,499	(1)
Gross Profit	63,053	74,407	74,216	82,675	294,350	(1)
Net Income	7,257	13,055	12,197	17,492	50,001
Earning per shares—Basic	$0.16	$0.28	$0.26	$0.37	$1.07
Earnings per share—Diluted	$0.15	$0.28	$0.26	$0.37	$1.06
_______________________________________________________________________________

(1)	Results do not add due to rounding.

(2)	During the fourth quarter of 2013, the Company recorded a non-cash pretax impairment charge of $8.9 million and a pretax restructuring charge of $5.7 million.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

24. SUBSEQUENT EVENTS
Acquisition

On February 3, 2014, the Company acquired Holly Hunt Enterprises, Inc. The acquisition advances the Knoll strategy of building its global capability as a resource for high-design workplaces and homes, including the commercial contract, decorator to-the-trade and consumer markets. The aggregate purchase price for the acquisition was approximately $95.0 million, plus certain contingent payouts of up to $16.0 million in the aggregate based on the future performance of the business. The purchase price was funded primarily from borrowings under the Company's revolving credit facility. The Company will record the acquisition of Holly Hunt Enterprises, Inc. using the acquisition method of accounting and will recognize the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. Due to the limited time since the date of the acquisition, the initial disclosure for this business combination is incomplete as of the date of this filing. As such, it is impracticable for the Company to make certain business combination disclosures at this time. The Company will provide this information in its Quarterly Report on Form 10-Q for the quarter ending March 31, 2014.

Restricted Stock/Unit Grant

In February 2014, the Company granted an aggregate of 661,919 equity-based awards to certain employees and the Company's Board of Directors. The vesting of these awards are subject to certain service, performance or market conditions.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures.    We, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report (December 31, 2013) ("Disclosure Controls"). Based upon the Disclosure Controls evaluation, our principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Our management assessed the effectiveness of our internal control over financial reporting based on the 1992 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2013. Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2013; their report is included elsewhere in this Form 10-K filing.
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Knoll, Inc.

We have audited Knoll, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Knoll, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Knoll, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Knoll, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of Knoll, Inc. and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 3, 2014

ITEM 9B.    OTHER INFORMATION
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 relating to directors, director nominees and executive officers of the registrant is incorporated by reference from the information under the captions "Board of Directors," "Election of Directors," "Executive Officers," "Board Meetings and Committees," "Code of Ethics," and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in our Proxy Statement for our 2014 Annual Meeting of Stockholders (the "Proxy Statement").
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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

	Equity Compensation Plan Information As of December 31, 2013
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Shares Remaining for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	1,023,389	$14.48	3,231,903
Equity compensation plans not approved by security holders	—	—	—
Total	1,023,389		3,231,903
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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Form 10-K:

(1) CONSOLIDATED FINANCIAL STATEMENTS (ITEM 8)

•	Consolidated Balance Sheets as of December 31, 2013 and 2012

•	Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2013, 2012, and 2011.

•	Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2013, 2012, and 2011.

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012, and 2011.

•	Notes to the Consolidated Financial Statements.

•	Report of Independent Registered Public Accounting Firm

(2) (FINANCIAL STATEMENT SCHEDULES

•
Financial Statement Schedule II—Valuation and Qualifying Accounts is filed with this Form 10-K on page S-1 of this Form 10-K. All other schedules for which provision is made in the applicable regulation of the Commission have either been presented in the Company's financial statements or are not required under the related instructions or are inapplicable and therefore have been omitted.

(3) EXHIBITS

Exhibit Number		Description
2.1	(m)	Securities Purchase Agreemnt, dated February 3, 2014, among Knoll, Inc., Holly Hunt Enterprises, Inc., HHMI LLC, the Shareholders of Holly Hunt Enterprises, Inc. and the Members of HHMI LLC.

3.1	(a)	Amended and Restated Certificate of Incorporation of Knoll, Inc.

3.2	(p)	Amended and Restated By-Laws of Knoll, Inc.

4.1	(u)	Form of Stock Certificate.

10.1	(b)
Amended and Restated Credit Agreement, dated as of February 3, 2012, by and among Knoll, Inc., the domestic subsidiaries of Knoll, Inc., Bank of America, N.A., Merrill Lynch, Pierce, Fenner and Smith Incorporated, J.P. Morgan Securities LLC, J.P. Morgan Chase Bank, N.A., and the other lenders party thereto.

10.2	(g)*	Amended and Restated Employment Agreement, executed March 14, 2006, effective as of January 1, 2006, between Knoll, Inc. and Burton B. Staniar.

10.3	(r)*	Amendment to Amended and Restated Employment Agreement, dated as of May 4, 2009, between Knoll, Inc. and Burton B. Staniar.

10.4	(d)*	Employment Agreement, dated as of March 23, 2001, between Knoll, Inc. and Andrew B. Cogan.

10.5	(a)*	Amendment No. 1 to Employment Agreement, dated as of August 25, 2004, between Knoll, Inc. and Andrew B. Cogan.

10.6	(g)*	Amendment No. 2 to Employment Agreement, dated as of March 14, 2006, between Knoll, Inc. and Andrew B. Cogan.

10.7	(h)*	Amendment No. 3 to Employment Agreement, dated as of December 11, 2006, between Knoll, Inc. and Andrew B. Cogan.

10.8	(k)*	Amendment No. 4 to Employment Agreement, dated as of December 10, 2007, between Knoll, Inc. and Andrew B. Cogan.

10.9	(o)*	Employment Agreement, dated as of March 3, 2008, between Knoll, Inc. and Lynn M. Utter.

10.10	(v)*	Offer Letter, dated August 15, 2013, from Knoll, Inc. to Craig B. Spray

10.11	*	Summary of Barry L. McCabe 2014 Compensation.

10.12	*	Summary of Jeffrey R. Blom 2014 Compensation.

10.13	*	Summary of Benjamin A. Pardo 2014 Compensation.

10.14	(c)*	Amended and Restated Knoll, Inc. 1997 Stock Incentive Plan.

Exhibit Number		Description
10.15	(a)*	Amended and Restated Knoll, Inc. 1999 Stock Incentive Plan.

10.16	(l)*	Amended and Restated Knoll, Inc. 2007 Stock Incentive Plan.

10.17	(s)*	Amended and Restated Knoll, Inc. 2010 Stock Incentive Plan.

10.18	(w)*	Amended and Restated Knoll, Inc. 2013 Stock Incentive Plan

10.19	(t)*	Amended and Restated Knoll, Inc. Non-Employee Director Compensation Plan.

10.20	(e)*	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Knoll, Inc. 1997 Stock Incentive Plan, entered into by Knoll, Inc. and certain executive officers.

10.21	(c)*	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Knoll, Inc. 1999 Stock Incentive Plan, entered into by Knoll, Inc. and certain executive officers.

10.22	(n)*	Form of Non-Qualified Stock Option Agreement under the 2007 Stock Incentive Plan, entered into by Knoll, Inc. and certain executive officers.

10.23	(n)*	Form of Restricted Share Agreement under the 2007 Stock Incentive Plan (time vesting with accelerated performance vesting).

10.24	(n)*	Form of Restricted Share Agreement under the 2007 Stock Incentive Plan (time vesting).

10.25	(n)*	Form of Restricted Share Agreement under the Non-Employee Director Compensation Plan (time vesting).

10.26	(j)*	Form of Restricted Share Agreement under the 2010 Stock Incentive Plan (time vesting).

10.27	(j)*	Form of Restricted Share Agreement under the 2010 Stock Incentive Plan (time vesting with accelerated performance vesting).

10.28	(j)*	Form of Non-Qualified Stock Option Agreement under the 2010 Stock Incentive Plan.

10.29	*	Form of Performance-Based Stock Unit Agrement under the 2013 Stock Incentive Plan.

10.30	(a)*	Form of Director and Officer Indemnification Agreement.

10.31	(a)*	Offer Letter, dated October 6, 2004, from Knoll, Inc. to John F. Maypole.

10.32	(f)*	Offer Letter, dated November 23, 2005, from Knoll, Inc. to Stephen F. Fisher.

Exhibit Number		Description
10.33	(i)*	Offer Letter, dated September 25, 2006, from Knoll, Inc. to Sarah E. Nash.

10.34	(q)*	Andrew B. Cogan 2014 Incentive Compensation Letter, dated December 5, 2013

10.35	(q)*	Lynn M. Utter 2014 Incentive Compensation Letter, dated December 5, 2013

10.36	(q)*	Craig B. Spray 2014 Incentive Compensation Letter, dated December 5, 2013

10.37	(q)*	Benjamin A. Pardo 2014 Incentive Compensation Letter, dated December 5, 2013

10.38	(q)*	Jeffrey R. Blom 2014 Incentive Compensation Letter, dated December 5, 2013

21		Subsidiaries of Knoll, Inc.

23.1		Consent of Independent Registered Public Accounting Firm.

24.1		Power of Attorney [(included on signature page)].

31.1		Certification for Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2		Certification for Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

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

_______________________________________________________________________________
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

(a)	Incorporated by reference to Knoll, Inc.'s Registration Statement on Form S-1 (File No. 333-118901), which was declared effective by the Commission on December 13, 2004.

(b)	Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on February 7, 2012.

(c)	Incorporated by reference to Knoll, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999.

(d)	Incorporated by reference to Knoll, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000. [10.21]

(e)	See Exhibit 10.21. Exhibit is substantially identical to Exhibit 10.21.

(f)	Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on December 7, 2005.

(g)	Incorporated by reference to Knoll, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2005.

(h)	Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on December 11, 2006.

(i)	Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on September 27, 2006.

(j)	Incorporated by reference to Knoll, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2010.

(k)	Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on December 10, 2007.

(l)	Incorporated by reference to Knoll, Inc.'s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2007.

(m)	Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on February 3, 2014.

(n)	Incorporated by reference to Knoll, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2007.

(o)	Incorporated by reference to Knoll, Inc.'s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2008.

(p)	Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on September 25, 2008.

(q)	Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on December 6, 2013.

(r)	Incorporated by reference to Knoll, Inc.'s Quarterly Report on Form 10-Q filed with the Commission on May 11, 2009.

(s)	Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on May 11, 2010.

(t)	Incorporated by reference to Knoll, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011.

(u)	Incorporated by reference to Knoll, Inc's Annual Report on Form 10-K for the year ended December 31, 2012.

(v)	Incorporated by reference to Knoll, Inc's Current Report on Form 8-K filed with the Commission on September 23, 2013.

(w)	Incorporated by reference to Knoll, Inc's Current Report on Form 8-K filed with the Commission on April 26, 2013.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 3rd day of March 2014.

KNOLL, INC.
By:	/s/ ANDREW B. COGAN Andrew B. Cogan Chief Executive Officer
________________________________________________________________________________________________________________________
KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Andrew B. Cogan and Craig B. Spray, and each of them, his true and lawful attorneys-in-fact and agents with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ BURTON B. STANIAR Burton B. Staniar	Chairman of the Board	March 3, 2014
/s/ ANDREW B. COGAN Andrew B. Cogan	Chief Executive Officer, Knoll, Inc. and Director	March 3, 2014
/s/ CRAIG B. SPRAY Craig B. Spray	Chief Financial Officer (Chief Accounting Officer and Controller)	March 3, 2014
/s/ JEFFREY A. HARRIS Jeffrey A. Harris	Director	March 3, 2014
/s/ SIDNEY LAPIDUS Sidney Lapidus	Director	March 3, 2014
/s/ KATHLEEN G. BRADLEY Kathleen G. Bradley	Director	March 3, 2014
/s/ JOHN F. MAYPOLE John F. Maypole	Director	March 3, 2014
/s/ SARAH E. NASH Sarah E. Nash	Director	March 3, 2014
/s/ STEPHEN F. FISHER Stephen F. Fisher	Director	March 3, 2014
/s/ STEPHANIE STAHL Stephanie Stahl	Director	March 3, 2014

SCHEDULE II
KNOLL, INC.
VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

Description	Balance at Beginning of Year	Additions Charged to Expenses	Charge-Offs	Other(1)	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2011	3,645	1,726	1,170	2	4,203
Year ended December 31, 2012	4,203	1,443	133	1	5,514
Year ended December 31, 2013	5,514	1,253	(1,072)	(18)	5,677
Reserve for inventory valuation:
Year ended December 31, 2011	8,297	1,515	2,057	(12)	7,743
Year ended December 31, 2012	7,743	1,309	2,146	10	6,916
Year ended December 31, 2013	6,916	2,043	(1,734)	(23)	7,202
Valuation allowance for deferred income tax assets:
Year ended December 31, 2011	7,506	219	—	(340)	7,385
Year ended December 31, 2012	7,385	646	—	(233)	7,798
Year ended December 31, 2013	7,798	889	—	304	8,991
_______________________________________________________________________________

(1)	Primarily the impact of currency changes

S-1