Form 10-Q
period 2014-03-31
KNOLL INC
filed 2014-05-12
CIK 1011570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 7, 2014, there were 48,428,166 shares (including 1,270,070 shares of non-voting restricted shares) of the Registrant’s common stock, par value $0.01 per share, outstanding.

KNOLL, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
KNOLL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in thousands, except per share data)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$9,134	$12,026
Customer receivables, net	95,703	104,171
Inventories	127,218	96,449
Deferred income taxes	11,428	11,408
Prepaid and other current assets	19,664	12,145
Total current assets	263,147	236,199
Property, plant, and equipment, net	147,469	137,893
Goodwill	125,822	79,951
Intangible assets, net	259,885	214,695
Other non-trade receivables	4,100	4,250
Other noncurrent assets	4,007	4,346
Total Assets	$804,430	$677,334
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$94,279	$91,378
Income taxes payable	1,275	249
Other current liabilities	82,325	76,676
Total current liabilities	177,879	168,303
Long-term debt	268,000	173,000
Deferred income taxes	77,022	75,670
Postretirement benefits other than pensions	9,079	8,908
Pension liability	18,871	5,615
Other noncurrent liabilities	29,382	17,396
Total liabilities	580,233	448,892
Commitments and contingent liabilities
Equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 63,482,316 shares issued and 48,375,368 shares outstanding (net of 15,106,948 treasury shares) at March 31, 2014 and 61,826,778 shares issued and 47,059,458 shares outstanding (net of 14,767,320 treasury shares) at December 31, 2013	484	483
Additional paid-in capital	34,158	37,258
Retained earnings	187,184	184,799
Accumulated other comprehensive income	2,147	5,902
Total Knoll, Inc. stockholders' equity	223,973	228,442
Noncontrolling interests	224	—
Total Equity	224,197	228,442
Total Liabilities and Equity	$804,430	$677,334

See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Net sales	$229,331	$200,586
Cost of sales	152,856	136,959
Gross profit	76,475	63,627
Selling, general, and administrative expenses	64,650	53,333
Operating profit	11,825	10,294
Interest expense	1,671	1,495
Other (income) expense, net	(2,504)	(1,291)
Income before income tax expense	12,658	10,090
Income tax expense	4,466	4,016
Net earnings	8,192	6,074
Net earnings attributable to noncontrolling interests	6	—
Net earnings attributable to Knoll, Inc. stockholders	$8,186	$6,074

Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$0.17	$0.13
Diluted	$0.17	$0.13
Dividends per share	$0.12	$0.12
Weighted-average number of common shares outstanding:
Basic	47,200,099	46,833,216
Diluted	48,048,994	47,572,486

Net earnings	$8,192	$6,074
Other comprehensive income (loss):
Foreign currency translation adjustment	(3,819)	(2,525)
Pension and other post-retirement liability adjustment, net of tax	64	956
Total other comprehensive income (loss), net of tax	(3,755)	(1,569)
Total comprehensive income	4,437	4,505
Comprehensive income attributable to noncontrolling interests	6	—
Comprehensive income attributable to Knoll, Inc. stockholders	$4,431	$4,505

See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$8,192	$6,074
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation	3,864	3,731
Amortization expense (including deferred financing fees)	817	354
Loss (gain) on disposal of property, plant, and equipment	—	2
Unrealized foreign currency (gains) losses	(2,708)	(1,123)
Stock-based compensation	1,674	2,823
Other non-cash items	(42)	7
Changes in assets and liabilities, net of acquisition:
Customer receivables	9,727	15,741
Inventories	(6,534)	1,223
Accounts payable	(364)	(16,046)
Current and deferred income taxes	189	(4,976)
Prepaid and other current assets	1,082	(1,099)
Other current liabilities	(17,241)	(10,353)
Other noncurrent assets and liabilities	14,215	(491)
Cash provided by (used in) operating activities	12,871	(4,133)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(7,814)	(6,626)
Purchase of business, net of cash acquired	(93,349)	—
Purchase of intangibles	(315)	(275)
Cash used in investing activities	(101,478)	(6,901)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facility	185,000	63,000
Repayment of revolving credit facility	(90,000)	(63,000)
Payment of financing fees	—	(9)
Payment of dividends	(5,679)	(5,629)
Proceeds from the issuance of common stock	36	2,134
Purchase of common stock for treasury	(3,691)	(2,331)
Excess tax benefit from the exercise of stock options and vesting of equity awards	—	192
Cash provided by (used in) financing activities	85,666	(5,643)
Effect of exchange rate changes on cash and cash equivalents	49	(578)
Decrease in cash and cash equivalents	(2,892)	(17,255)
Cash and cash equivalents at beginning of period	12,026	29,956
Cash and cash equivalents at end of period	$9,134	$12,701

See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Knoll, Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  The consolidated balance sheet of the Company, as of December 31, 2013, was derived from the Company’s audited consolidated balance sheet as of that date.  All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company’s operations and cash flows for the periods presented.  All of these adjustments are of a normal recurring nature. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and any partially owned subsidiaries that the Company has the ability to control. All intercompany balances and transactions have been eliminated in consolidation.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2013.

NOTE 2. ACQUISITIONS

On February 3, 2014, the Company acquired Holly Hunt Enterprises, Inc. The acquisition advances the Company's strategy of building its global capability as a resource for high-design workplaces and homes, including the commercial contract, decorator to-the-trade and consumer markets. The aggregate purchase price for the acquisition was approximately $95.0 million, plus certain contingent payouts of up to $16.0 million in the aggregate based on the future performance of the business. The purchase price was funded from borrowings under the Company's revolving credit facility. The Company has recorded the acquisition of HOLLY HUNT® using the acquisition method of accounting and has recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The results of operations of HOLLY HUNT® have been included in the Company's Studio segment beginning February 3, 2014.

The amount of net sales and net earnings attributable to Knoll, Inc. stockholders included in the condensed consolidated statement of operations and comprehensive income during the three months ended March 31, 2014 were as follows (in thousands):

Three months ended March 31, 2014
Net sales	$17,360
Net earnings attributable to Knoll, Inc. stockholders	$1,106

The following table summarizes the preliminary fair values assigned to the assets acquired and liabilities assumed as of the February 3, 2014 acquisition date (in thousands):

Working Capital (1)	$13,659
Property, plant and equipment	6,425
Intangible assets	45,529
Contingent consideration	(16,000)
Noncontrolling interests	(218)
Other liabilities	(504)
Fair value of acquired identifiable assets	$48,891

Purchase Price	$95,000
Less fair value of acquired identifiable assets	48,891
Goodwill	$46,109

(1) Working capital accounts include cash, customer receivables, inventories, prepaid expenses and other current assets, accounts payable, and other current liabilities

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2. ACQUISITIONS (continued)

These amounts are determined based on certain valuations and studies that have yet to be finalized, and accordingly, the assets acquired and liabilities assumed, as detailed above, are subject to adjustment once the detailed analyses are finalized. The goodwill recorded is deductible for income tax purposes.

The following table summarizes the preliminary fair value of intangible assets as of the acquisition date (in thousands):

	Fair Value	Weighted-Average Useful Life
Intangible assets:
Tradename	$23,479	Indefinite
Non-competition Agreements	2,440	4
Customer Relationships	19,610	10
Total intangible assets	$45,529

The Company recorded acquisition costs in its condensed consolidated statement of operations and comprehensive income, within selling, general, and administrative expenses, during the three months ended March 31, 2014 as follows (in thousands):

Three months ended March 31, 2014
Accounting and legal fees	$345
Other	275
$620

The following unaudited pro forma summary financial information presents the operating results of the combined company, assuming the acquisition had occurred as of January 1, 2013 (in thousands, except per share amounts):

	Three months ended March 31, 2014	Three months ended March 31, 2013
Pro forma net sales	$237,152	$222,010
Pro forma net earnings attributable to Knoll, Inc stockholders	$8,612	$6,468

The unaudited pro forma financial information is presented for illustrative purposes only and are not necessarily indicative of the results that would have been attained had the acquisition occurred on January 1, 2013, nor is it indicative of results of operations for future periods. The pro forma information presented for the three months ended March 31, 2014 and 2013, include adjustments for acquisition costs, interest expense that would have been incurred to finance the acquisition, amortization and depreciation.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3. INVENTORIES

	March 31, 2014	December 31, 2013
	(in thousands)
Raw materials	$52,527	$49,479
Work-in-process	6,579	6,598
Finished goods	68,112	40,372
	$127,218	$96,449

The increase in inventory since December 31, 2013 is mainly attributable to the acquisition of HOLLY HUNT®.

NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Information regarding the Company's other intangible assets are as follows (in thousands):

	March 31, 2014			December 31, 2013
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Indefinite-lived intangible assets:
Tradenames	$231,300	$—	$231,300	$207,821	$—	$207,821
Finite-lived intangible assets:
Various	37,958	(9,373)	28,585	15,593	(8,719)	6,874
Total	$269,258	$(9,373)	$259,885	$223,414	$(8,719)	$214,695

The increase in other intangible assets from December 31, 2013 is primarily due to the acquisition of HOLLY HUNT®. The Company has preliminarily allocated $22.1 million of the purchase price to finite-lived intangible assets and $23.5 million to indefinite-lived intangible assets.

Estimated annual amortization expense for the full year of 2014 and each of the next four years is as follows (in thousands):

2014	$3,475
2015	3,663
2016	3,611
2017	3,575
2018	2,749

The changes in the carrying amount of goodwill by reportable segment are as follows (in thousands):

	Office Segment	Studio Segment	Coverings Segment	Total
Balance, December 31, 2013	$37,578	$5,414	$36,959	$79,951
Goodwill acquired in HOLLY HUNT® acquisition	—	46,109	—	46,109
Foreign currency translation adjustment	(330)	92	—	(238)
Balance, March 31, 2014	$37,248	$51,615	$36,959	$125,822

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5. INCOME TAXES

The Company’s income tax provision consists of federal, state and foreign income taxes.  The tax provisions for the three months ended March 31, 2014 and 2013 were based on the estimated effective tax rates applicable for the full years ending December 31, 2014 and 2013, after giving effect to items specifically related to the interim periods.  The Company’s effective tax rate was 35.3% for the three months ended March 31, 2014 and 39.8% for the three months ended March 31, 2013. The decrease in the Company's effective tax rate for the three months ended March 31, 2014, was primarily a result of the geographic mix of pretax income and the different tax rates of these jurisdictions.

As of March 31, 2014 and December 31, 2013, the Company had unrecognized tax benefits of approximately $0.9 million and $0.8 million, respectively.  These unrecognized tax benefits amounts would affect the effective tax rate if recognized.  As of March 31, 2014, the Company is subject to U.S. Federal income tax examinations for the tax years 2010 through 2013, and to non-U.S. income tax examinations for the tax years 2005 through 2013.  In addition, the Company is subject to state and local income tax examinations for the tax years 2005 through 2013.

NOTE 6.  DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company did not enter into any foreign currency contracts during the three months ended March 31, 2014. The Company entered into one foreign currency contract during the three months ended March 31, 2013. This contract expired unexercised during 2013. There were no outstanding derivative contracts as of March 31, 2014 and December 31, 2013.

NOTE 7. CONTINGENT LIABILITIES AND COMMITMENTS

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

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7. CONTINGENT LIABILITIES AND COMMITMENTS (continued)

Changes in the warranty reserve are as follows (in thousands):

Balance, as of December 31, 2013	$8,214
Provision for warranty claims	1,632
Warranty claims paid	(1,654)
Foreign currency translation adjustment	(14)
Balance, as of March 31, 2014	$8,178

Warranty expense for the three months ended March 31, 2014 and 2013 was $1.6 million and $1.7 million, respectively.

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2014 (in thousands):

	Foreign Currency Translation Adjustment	Pension and Other Post-Retirement Liability Adjustment	Total
Balance, as of December 31, 2013	$15,131	$(9,229)	$5,902
Other comprehensive income (loss) before reclassifications	(3,819)	—	(3,819)
Amounts reclassified from accumulated other comprehensive income (loss)	—	64	64
Net current-period other comprehensive income (loss)	(3,819)	64	(3,755)
Balance, as of March 31, 2014	$11,312	$(9,165)	$2,147

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (continued)

The following reclassifications were made from accumulated other comprehensive income (loss) to the condensed consolidated statement of operations and other comprehensive income for the three months ended March 31, 2014 (in thousands):

	Amount reclassified from accumulated other comprehensive income (loss)		Affected line item in the condensed consolidated statement of operations and comprehensive income
Amortization of pension and other post-retirement liability adjustments
Prior Service Costs	$558	(1)
Actuarial Losses	(656)	(1)
Total Before Tax	(98)
Tax Benefit	34
Net of Tax	$(64)

(1) These accumulated other comprehensive income (loss) components are included in the computation of net period pension costs. See Note 9 for additional information.

The following reclassifications were made from accumulated other comprehensive income (loss) to the condensed consolidated statement of operations and other comprehensive income for the three months ended March 31, 2013 (in thousands):

	Amount reclassified from accumulated other comprehensive income (loss)		Affected line item in the condensed consolidated statement of operations and comprehensive income
Amortization of pension and other post-retirement liability adjustments
Prior Service Costs	840	(1)
Actuarial Losses	(2,348)	(1)
Total Before Tax	(1,508)
Tax Benefit	595
Net of Tax	(913)

(1) These accumulated other comprehensive income (loss) components are included in the computation of net period pension costs. See Note 9 for additional information.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9. PENSIONS AND OTHER POST-RETIREMENT BENEFITS

The following tables summarize the costs of the Company’s employee pension and other post-retirement benefit plans for the periods indicated (in thousands):

	Pension Benefits		Other Benefits
	Three months ended		Three months ended
	March 31,	March 31,	March 31,	March 31,
	2014	2013	2014	2013
Service cost	$1,734	$2,002	$6	$9
Interest cost	3,335	3,016	91	81
Expected return on plan assets	(3,936)	(3,478)	—	—
Amortization of prior service cost	3	4	(561)	(844)
Recognized actuarial loss	502	2,156	154	192
Net periodic benefit cost	$1,638	$3,700	$(310)	$(562)

For the three months ended March 31, 2014, $0.9 million of pension expense was incurred in cost of sales and $0.7 million was incurred in selling, general, and administrative expenses. For the three months ended March 31, 2013, $2.2 million of pension expense was incurred in cost of sales and $1.5 million was incurred in selling, general, and administrative expenses. Due to prior year payments above the minimum required, the Company does not expect to make any cash contributions to its benefit plans during the next twelve months.

NOTE 10. COMMON STOCK AND EARNINGS PER SHARE

Basic earnings per share attributable to Knoll, Inc. stockholders excludes the dilutive effect of (i) common shares that could potentially be issued due to the exercise of stock options, and (ii) unvested restricted stock and restricted stock units and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share attributable to Knoll, Inc. stockholders includes the effect of shares and potential shares and units issued under the stock incentive plans. The following table sets forth the reconciliation from basic to diluted weighted-average number of common shares outstanding:

	Three months ended
	March 31,	March 31,
	2014	2013
	(in thousands)
Weighted-average number of common shares outstanding - basic	47,200	46,833
Potentially dilutive shares resulting from stock plans	849	739
Weighted-average number of common shares outstanding - diluted	48,049	47,572
Antidilutive equity awards number of shares not included in the weighted-average common shares - diluted	164	164

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10. COMMON STOCK AND EARNINGS PER SHARE (continued)

Common stock activity for the three months ended March 31, 2014 and 2013 included the repurchase of 237,628 shares for $3.7 million and 133,767 shares for $2.3 million, respectively.  Common stock activity for the three months ended March 31, 2014 also included the exercise of 1,590 options for $36.0 thousand and the vesting of 496,191 restricted shares.  Common stock activity for the three months ended March 31, 2013 also included the exercise of 183,036 options for $2.1 million and the vesting of 66,630 restricted shares. During the first quarter of 2014, the Company granted 661,919 equity-based awards to certain employees and the Company's Board of Directors. The vesting of these awards is subject to certain service, performance or market conditions.

NOTE 11. EQUITY

The following table shows the change in equity attributable to Knoll, Inc. stockholders and noncontrolling interests during the three months ended March 31, 2014:

	Equity Attributable to Knoll Inc., Stockholders	Noncontrolling Interests	Total
Balance, as of December 31, 2013	$228,442	$—	$228,442
Noncontrolling interest recognized in the acquisition of HOLLY HUNT®	—	218	218
Total comprehensive income:
Net earnings attributable to Knoll, Inc. stockholders and noncontrolling interest	8,186	6	8,192
Pension and other post-retirement liability adjustment	64	—	64
Foreign currency translation adjustment	(3,819)	—	(3,819)
Total other comprehensive income, net of tax	(3,755)	—	(3,755)
Total comprehensive income	$4,431	$6	$4,437
Other changes in equity:
Purchase of treasury stock	(3,691)	—	(3,691)
Cash dividends - common stock ($0.12 per share)	(5,679)	—	(5,679)
Other, including activity related to equity awards	470	—	470
Balance, as of March 31, 2014	$223,973	$224	$224,197

NOTE 12. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12. FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Financial Instruments

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following table represents the financial assets and liabilities, measured at fair value on a recurring basis as of March 31, 2014 and the basis for that measurement (in thousands):

Liabilities:	Level 1	Level 2	Level 3	Total
Contingent purchase price payments related to the acquisition of HOLLY HUNT®	$—	$—	$16,000	$16,000

Pursuant to the agreement governing the acquisition of HOLLY HUNT®, the Company may be required to make annual contingent purchase price payments for the next three years. The payouts are based upon HOLLY HUNT® reaching an annual net sales target, for each year over the next three calendar years, and are paid out by February 15 of the following calendar year. The Company classifies this as a Level 3 measurement and is required to remeasure this liability at fair value on a recurring basis. The fair value of such contingent purchase price payments was determined based upon net sales projections for HOLLY HUNT® for 2014, 2015, and 2016. Excluding the initial recognition of the liability for the contingent purchase price payments and payments made to reduce the liability, any changes in the fair value would be included within selling, general and administrative expenses.

There were no assets and/or liabilities recorded at fair value on a recurring basis as of December 31, 2013.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The following table represents the financial assets and liabilities, measured at fair value on a nonrecurring basis as of December 31, 2013 and the basis for that measurement (in thousands):

Assets:	Level 1	Level 2	Level 3	Total
Edelman Leather Tradename(1)	$—	$—	$17,150	$17,150

(1) The Company estimated the fair value of the indefinite-life intangible asset using the relief-from-royalty method under the income approach. The Company used a royalty rate of 5% based on comparable market rates and used a discount rate of 12.7%.

In the fourth quarter of 2013, the Company completed the annual goodwill and indefinite-lived intangible assets impairment analysis and determined that the Edelman Leather Tradename was impaired. As a result, the carrying amount of the Edelman Leather Tradename was reduced from $26.1 million to $17.2 million, resulting in an impairment charge of $8.9 million. There were no assets or liabilities recorded at fair value on a nonrecurring basis as of March 31, 2014.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13. SEGMENT INFORMATION

The Company reports its segment results based on the following reportable segments: (i) Office; (ii) Studio; and (iii) Coverings. The Office segment serves corporate, government, healthcare, retail and other customers in the United States and Canada providing a portfolio of office furnishing solutions including systems, seating, storage, and KnollExtra® ergonomic accessories, and other products. The Studio segment includes KnollStudio®, Knoll Europe which sells primarily KnollStudio products, Richard Schultz® Design and HOLLY HUNT®.  The KnollStudio portfolio includes a range of lounge seating; side, cafe and dining chairs; barstools; and conference, dining and occasional tables. Richard Schultz Design provides high-quality outdoor furniture. HOLLY HUNT® provides high-end luxury residential furniture. The Coverings segment includes, KnollTextiles®, Spinneybeck®, Edelman Leather® and Filzfelt™. These businesses serve a wide range of customers offering high-quality textiles, felt, and leather.

The following information below categorizes certain financial information into the above-noted segments for the three months ended March 31, 2014 and 2013:

	March 31,
	2014	2013
	(in thousands)
NET SALES
Office	$146,083	$137,480
Studio	55,727	38,438
Coverings	27,521	24,668
Total	$229,331	$200,586

INTERSEGMENT SALES
Office	$473	$642
Studio	1,310	1,522
Coverings	2,615	2,333
Total	$4,398	$4,497

OPERATING PROFIT (1)
Office	$1,062	$2,002
Studio	5,492	4,142
Coverings	5,271	4,150
Total	$11,825	$10,294

(1)  The Company does not allocate interest expense or other (income) expense, net to the reportable segments.

14. RESTRUCTURING CHARGES
During the fourth quarter of 2013, the Company approved certain restructuring actions. The initiatives related primarily to headcount reductions in the Office segment as part of the Company's previously announced strategic supply chain transformation activities and headcount reductions in Europe in the Studio segment associated with factory overhead consolidations. As a result of these actions, the Company recorded restructuring charges of $2.7 million in the Office segment and $3.0 million in the Studio segment during the fourth quarter of 2013. These charges related to cash severance and employment termination-related expenses. The Company does not expect any additional charges related to these restructuring actions in the future.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. RESTRUCTURING CHARGES (continued)
Below is a summary of the changes in the restructuring liability during the first quarter of 2014:

	Office Segment	Studio Segment	Coverings Segment	Total
Balance as of December 31, 2013	$2,721	$2,975	$—	$5,696
Payments	(1,146)	(1,416)	—	(2,562)
Balance as of March 31, 2014	$1,575	$1,559	$—	$3,134

NOTE 15. SUBSEQUENT EVENTS

The Company evaluated all subsequent events through the date that the condensed consolidated financial statements were issued. No material subsequent events have occurred since March 31, 2014 that required recognition or disclosure in the condensed consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations provides an account of our financial performance and financial condition that should be read in conjunction with the accompanying unaudited condensed consolidated financial statements.

Forward-looking Statements

This Quarterly report on Form 10-Q contains forward-looking statements, principally in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk.” Statements and financial discussion and analysis contained in this Form 10-Q that are not historical facts are forward-looking statements. These statements discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to us, based on our current beliefs as well as assumptions made by us and information currently available to us. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “possible,” “potential,” “predict,” “project,” or other similar words, phrases or expressions. This includes, without limitation, our statements and expectations regarding any current or future recovery in our industry and publicly announced plans for increased capital and investment spending to achieve our long-term revenue and profitability growth goals, and our expectations with respect to leverage.  Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation: the risks described in Item 1A and Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013; changes in the financial stability of our clients or the overall economic environment, resulting in decreased corporate spending and service sector employment; changes in relationships with clients; the mix of products sold and of clients purchasing our products; the success of new technology initiatives; changes in business strategies and decisions; competition from our competitors; our ability to recruit and retain an experienced management team; changes in raw material and commodity prices and availability; restrictions on government spending resulting in fewer sales to the U.S. government, one of our largest customers; our debt restrictions on spending; our ability to protect our patents, copyrights and trademarks; our reliance on furniture dealers to produce sales; lawsuits arising from patents, copyrights and trademark infringements; violations of environmental laws and regulations; potential labor disruptions; adequacy of our insurance policies; the availability of future capital; the overall strength and stability of our dealers, suppliers, and customers; access to necessary capital; our ability to successfully integrate acquired businesses; the success of our design and implementation of a new enterprise resource planning system; and currency rate fluctuations. The factors identified above are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement. Unpredictable or unknown factors could also have material adverse effects on us. All forward-looking statements included in this Form 10-Q are expressly qualified in their entirety by the foregoing cautionary statements. Except as required under the Federal securities laws and rules and regulations of the SEC, we undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Critical Accounting Policies

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the reported amounts and disclosures in the condensed consolidated financial statements.  Actual results may differ from such estimates. On an ongoing basis, we review our accounting policies and procedures.  A more detailed review of our critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

Overview

Net sales during the first quarter of 2014 were $229.3 million, an increase of $28.7 million, or 14.3%, over the first quarter of 2013. Office segment sales increased 6.3% during the first quarter of 2014 when compared with the prior year. Increased commercial sales drove the top line growth in the office segment. The Studio and Coverings segments, also experienced growth during the quarter. Studio segment sales increased 45.0% while the Coverings segment experienced 11.3% growth. The increase in sales in the Studio segment was mainly the result of the acquisition of HOLLY HUNT® during the first quarter of 2014. Excluding HOLLY HUNT®, sales were flat in the Studio segment during the first quarter of 2014. In the Coverings segment, both our leather and textiles businesses experienced growth during the quarter.

For the first quarter of 2014, gross profit as a percentage of net sales increased 160 basis points to 33.3% versus the comparable quarter of the prior year.  The increase in gross margin from the first quarter of 2013 mainly resulted from favorable product mix, volume, and foreign exchange favorability. Gross margin also benefited from the acquisition of HOLLY HUNT® during the first quarter of 2014. These gains were partially offset by price deterioration in the Office Segment.

Operating expenses for the first quarter of 2014 were $64.7 million, or 28.2% of net sales, compared to $53.3 million, or 26.6% of net sales, for the first quarter of 2013.  The increase in operating expenses during the first quarter of 2014 was in large part due to the addition of the operating expenses from HOLLY HUNT® as well as costs associated with a multi-day training event that occurred during the first quarter of 2014 in conjunction with our 75th anniversary.

Operating profit for the first quarter of 2014 was $11.8 million, an increase of 14.6% from the first quarter of 2013.  During the first quarter of 2014, $0.6 million of acquisition-related expenses were included in operating profit. The increase in operating profit was mainly the result of the acquisition of HOLLY HUNT®, as well as increased profits in Europe in the Studio segment and all of the Coverings businesses.

Net earnings was $8.2 million during the first quarter of 2014 compared to $6.1 million during the first quarter of 2013.  Diluted earnings per share attributable to Knoll, Inc. stockholders was $0.17 for the first quarter of 2014 and $0.13 for the first quarter of 2013.

During the first quarter of 2014, we completed the acquisition of HOLLY HUNT®. During the first quarter of 2014, our outstanding debt increased $95.0 million in order to fund the acquisition. During the first quarter of 2014, we paid a quarterly dividend of $5.7 million or $0.12 per share.  Capital expenditures increased $1.2 million during the first quarter of 2014 to $7.8 million, when compared with the same period in the prior year.  The increase in capital expenditures is mainly the result of investments in our supply chain transformation and information technology upgrades. Our supply chain transformation is allowing us to consolidate like processes, modernize technology and source strategically. These efforts have allowed us to reduce footprint, improve operating efficiencies and expand capability. To date, we have purchased and installed approximately $13.0 million of new capital equipment improving quality, capacity and flow, and we have consolidated six warehouses and cross-docking facilities to one logistics cross- dock hub.

In what is seasonally our weakest quarter of the year, we experienced growth on the top line across all segments.
This quarter the acquisition of HOLLY HUNT® became immediately accretive to both our top and bottom lines. The Office segment also began to show improvement on the commercial side of the business and we are now less exposed to the decline in government purchases. While the Office market has been secularly and cyclically challenged of late, we believe it has bottomed and are very encouraged by the progress we have made this quarter.

Results of Operations

Comparison of Three Months ended March 31, 2014 and 2013

	Three Months Ended
	March 31, 2014	March 31, 2013
	(in thousands)
Condensed Consolidated Statement of Operations Data:
Net sales	$229,331	$200,586
Gross profit	76,475	63,627
Operating profit	11,825	10,294
Interest expense	1,671	1,495
Other (income) expense, net	(2,504)	(1,291)
Income tax expense	4,466	4,016
Net earnings	8,192	6,074

Statistical and Other Data:
Sales growth from comparable prior year	14.3%	2.0%
Gross profit margin	33.3%	31.7%

Net Sales

Net sales for the first quarter of 2014 were $229.3 million, an increase of $28.7 million, or 14.3%, from net sales of $200.6 million for the same period in the prior year.  The increase in sales during the first quarter of 2014 was largely the result of of the acquisition of HOLLY HUNT® as well as increased sales from commercial clients in the Office segment.

A continued decline in our government business negatively impacted our sales performance, particularly in the Office segment, during the first three months of 2014.  Over the past few years, we have lessened our exposure to this decline as government purchases now represent a lower portion of our overall sales. During the three months ended March 31, 2014 and 2013, approximately 11.1% and 13.0%, respectively, of our sales were to U.S., state, and local governmental agencies.

Gross Profit and Operating Profit

Gross profit for the first quarter of 2014 was $76.5 million, an increase of $12.9 million, or 20.3%, from gross profit of $63.6 million for the same period in the prior year. As a percentage of net sales, gross profit increased from 31.7% for the first quarter of 2013 to 33.3% for the first quarter of 2014. The increase in gross margin from the first quarter of 2013 mainly resulted from the acquisition of HOLLY HUNT®, favorable product mix, volume, and foreign exchange favorability. These gains were partially offset by price deterioration in the Office Segment.

Operating profit for the first quarter of 2014 was $11.8 million, an increase of $1.5 million, or 14.6%, from operating profit of $10.3 million for the same period in the prior year. Operating profit as a percentage of net sales increased from 5.1% in the first quarter of 2013 to 5.2% for the same period of 2014. The increase in operating profit during the three months ended March 31, 2014 was primarily driven by the acquisition of HOLLY HUNT® as well as increased profits in Europe in the Studio segment and all of the Coverings businesses. During the first quarter of 2014, operating profit in the Office segment was negatively impacted by costs associated with a multi-day training event in conjunction with our 75th anniversary.

Interest Expense

Interest expense for the three months ended March 31, 2014 and March 31, 2013 was $1.7 million and $1.5 million, respectively, an increase of $0.2 million from the same period in the prior year.  The increase in interest expense is the result of our higher outstanding debt. The weighted-average interest rate for the first quarter of 2014 was 2.4%. The weighted-average interest rate for the same period of 2013 was 2.5%.

Other (Income) Expense, net

Other (income) expense, net for the first quarter of 2014 and 2013 included ($2.5) million and ($1.3) million related to foreign exchange gains, respectively.

Income Tax Expense

The effective tax rate was 35.3% for the first quarter of 2014, as compared to 39.8% for the same period in 2013.  The mix of pretax income and the varying effective tax rates in the countries in which we operate directly affects our consolidated effective tax rate.

Business Segment Analysis

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)
NET SALES
Office	$146,083	$137,480
Studio	55,727	38,438
Coverings	27,521	24,668
Total	$229,331	$200,586

OPERATING PROFIT (1)
Office	$1,062	$2,002
Studio	5,492	4,142
Coverings	5,271	4,150
Total	$11,825	$10,294

(1) The Company does not allocate interest expense or other expense (income), net to the reportable segments.

Office:

Net sales for the Office segment for the first quarter of 2014 were $146.1 million, an increase of $8.6 million, or 6.3%, when compared with the same period in 2013.  Increased commercial shipments during the first quarter of 2014 led to the increase in sales in the Office segment. Office segment net sales for the three months ended March 31, 2014 were negatively impacted by $0.6 million due to changes in foreign exchange rates when compared to the same period in the prior year.

Operating profit for the first quarter of 2014 for the Office segment was $1.1 million, a decrease of $0.9 million, or 45.0%, when compared with the same period in 2013. The decrease in operating profit for the three months ended March 31, 2014 was mainly attributed to price deterioration and the costs associated with the Company's multi-day training event held in February 2014.  As a percentage of net sales, the Office segment operating profit for the three months ended March 31, 2014 and 2013 was 0.7% and 1.5%, respectively.

Studio:

Net sales for the Studio segment for the first quarter of 2014 were $55.7 million, an increase of $17.3 million, or 45.0%, when compared with the same period in 2013. The increase in net sales for the Studio segment for the three months ended March 31, 2014 was mainly the result of the acquisition of HOLLY HUNT® and increased sales in Europe. Studio segment net sales for the three months ended March 31, 2014 were positively impacted by $1.1 million due to changes in foreign exchange rates when compared to the same period in the prior year.

Operating profit for the first quarter of 2014 for the Studio segment was $5.5 million, an increase of $1.4 million, or 34.1%, when compared with the same period in 2013. As a percentage of net sales, the Studio segment operating profit was 9.9% for the first quarter ended March 31, 2014, down from 10.8% for the first quarter ended March 31, 2013.  The increase in operating profit for the three months ended March 31, 2014 in the Studio segment was mainly the result of the acquisition of HOLLY HUNT® and increased profits in Europe.

Coverings:

Net sales for the first quarter of 2014 for the Coverings segment were $27.5 million, an increase of $2.8 million, or 11.3%, when compared with the same period in 2013.  The increase in net sales for the Coverings segment for the three months ended March 31, 2014 was the result of increased sales by both our leather and textile businesses. Coverings segment net sales for the three months ended March 31, 2014 were minimally impacted by changes in foreign exchange rates compared to the same period in the prior year.

Operating profit for the first quarter of 2014 for the Coverings segment was $5.3 million, an increase of $1.1 million, or 26.2%, when compared with the same period of 2013. The increase in operating profit in the Coverings segment during the three months ended March 31, 2014 is the result of increased sales by each of our coverings businesses as well as moderating incremental investment spending.  As a percentage of net sales, the Coverings segment operating profit was 19.2% for the first quarter ended March 31, 2014 and 16.8% for the first quarter ended March 31, 2013.

Liquidity and Capital Resources

The following table highlights certain key cash flows and capital information pertinent to the discussion that follows:

	Three Months Ended
	March 31, 2014	March 31, 2013
	(in thousands)
Cash provided by (used in) operating activities	$12,871	$(4,133)
Capital expenditures	(7,814)	(6,626)
Purchase of a business, net of cash acquired	(93,349)	—
Cash used in investing activities	(101,478)	(6,901)
Purchase of common stock for treasury	(3,691)	(2,331)
Proceeds from revolving credit facility	185,000	63,000
Repayment of revolving credit facility	(90,000)	(63,000)
Payment of dividends	(5,679)	(5,629)
Proceeds from the issuance of common stock	36	2,134
Cash provided by (used in) financing activities	85,666	(5,643)

Historically, we have carried significant amounts of debt, and cash generated by operating activities has been used to fund working capital, capital expenditures, repurchase shares, pay quarterly dividends and make payments of principal and interest on our indebtedness.  Our capital expenditures are typically for new product tooling and manufacturing equipment.  These capital expenditures support new products and continuous improvements in our manufacturing processes. In addition, continued expenditures related to our technology infrastructure upgrades with the implementation of a new enterprise resource planning system and investments and initiatives related to our supply chain transformation increased capital spending during the first quarter of 2014 when compared with the same period in the prior year.

In February 2013, we announced a three-year plan of strategic investments and initiatives intended to enable us to achieve our longer-term revenue and profitability goals. These investments will increase capital spending in 2014 when compared with the prior year.

Net cash provided by operations was $12.9 million, of which $11.8 million was provided by net income plus non-cash items, offset by $1.1 million of favorable changes in operating assets and liabilities.  During the first quarter of 2013, net cash used in operations was $4.1 million, of which $11.9 million was provided by net income plus non-cash items, offset by $16.0 million of unfavorable changes in assets and liabilities.

For the three months ended March 31, 2014, we used available cash, including $12.9 million of net cash from operating activities, to fund $7.8 million in capital expenditures, fund dividend payments to shareholders totaling $5.7 million, and fund working capital. This quarter we also increased the indebtedness under our revolving credit facility by $95.0 million in order to fund the acquisition of HOLLY HUNT®.

For the three months ended March 31, 2013, we used available cash to fund $6.6 million in capital expenditures, fund dividend payments to shareholders totaling $5.6 million, repurchase $2.3 million of common stock for treasury, and fund working capital.

Cash used in investing activities was $101.5 million for the three months ended March 31, 2014 and $6.9 million for the same period in 2013.  $93.3 million was used to purchase HOLLY HUNT®, net of cash acquired. Capital expenditures during the first quarter of 2014 were $7.8 million compared to $6.6 million during the same period in the prior year.

We use our revolving credit facility in the ordinary course of business to fund our working capital needs and, at times, make significant borrowings and repayments under the facility depending on our cash needs and availability at such time.  As of March 31, 2014 and December 31, 2013, there was $268.0 million and $173.0 million, respectively, outstanding under the facility.  Borrowings under the revolving credit facility may be repaid at any time, but no later than February 3, 2017.

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

Contractual Obligations

Contractual obligations associated with our ongoing business will result in cash payments in future periods.  A table summarizing the amounts and timing of these future cash payments was previously provided in the Company's Form 10-K filing for the fiscal year ended December 31, 2013. An updated version of this table as of March 31, 2014 is provided below.
The following table summarizes our contractual cash obligations as of March 31, 2014 (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Long-term debt	$5,107	$8,968	$268,476	—	$282,551
Operating leases	19,971	43,937	35,377	41,370	140,655
Purchase commitments	11,231	316	—	—	11,547
Post-retirement benefit plan obligations(a)	1,155	—	—	—	1,155
Total	$37,464	$53,221	$303,853	$41,370	$435,908
_______________________________________________________________________________

(a)Due to the uncertainty of future cash outflows, contributions to other post-retirement benefit plans subsequent to 2014 have been excluded from the table above.
(*) Due to the uncertainty of future cash outflows, uncertain tax positions have been excluded from the table above.
Contractual obligations for long-term debt include principal and interest payments. Interest has been included at the variable rate in effect as of March 31, 2014, as applicable.

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

We provided a discussion of our market risk in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2013. During the first three months of 2014, there was no substantive change in our market risk except for the items noted below. This discussion should be read in conjunction with Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2013.

During the normal course of business, we are routinely subjected to market risk associated with interest rate movements and foreign currency exchange rate movements. Interest rate risk arises from our debt obligations and foreign currency exchange rate risk arises from our non-U.S. operations and purchases of inventory from foreign suppliers.

We also have risk in our exposure to certain materials and transportation costs.  Steel, leather, textiles, wood products and plastics are all used in the manufacture of our products. During the three months ended March 31, 2014, there was minimal change in material and transportation costs when compared with the same period in the prior year. We continue to work to offset price changes in raw materials and transportation through our global sourcing initiatives, cost improvements and price increases to our products.

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

Our annualized weighted-average rate of interest for the three months ended March 31, 2014 was 2.4%.  Our annualized weighted-average rate of interest for the same period of 2013 was 2.5%.

Foreign Currency Exchange Rate Risk

We manufacture our products in the United States, Canada and Italy, and sell our products worldwide.  Our foreign sales and certain expenses are transacted in foreign currencies.  Our production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold.  Additionally, as we report currency in the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar.  The principal foreign currencies in which we conduct business are the Canadian dollar and the Euro. Approximately 11.6% of our revenues for the first three months of 2014 and 13.7% in the same period for 2013, and 30.6% of our cost of goods sold for the first three months of 2014 and 35.5% in the same period of 2013, were denominated in currencies other than the U.S. dollar.  For the three months ended March 31, 2014 and 2013, foreign exchange rate fluctuations included in other (income) expense, net results in a ($2.5) million and ($1.3) million translation gain, respectively.

From time to time, we enter into foreign currency forward exchange contracts and foreign currency option contracts for other than trading purposes in order to manage our exposure to foreign exchange rates - typically associated with short-term operating receivables of a Canadian subsidiary that are payable by our U.S. operations.  The terms of these contracts are generally less than a year.  Changes in the fair value of such contracts are reported in earnings in the period the value of the contract changes.  The net gain or loss upon settlement and the change in fair value of outstanding contracts is recorded as a component of other expense (income), net.  The Company did not enter into any foreign currency contracts during the three months ended March 31, 2014.  The Company entered into one foreign currency contract during the three months ended March 31, 2013. This contract expired unexercised during 2013.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report (March 31, 2014) (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, our principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. Our principal executive officer and principal financial officer also conducted an evaluation of our internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended March 31, 2014 that have materially affected or which are reasonably likely to materially affect Internal Control.  Based on that evaluation, there has been no such change during the quarter ended March 31, 2014. Management is currently evaluating the impact of HOLLY HUNT® on Knoll, Inc.'s internal control over financial reporting.

PART II — OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS

During the first three months of 2014, there have been no new material legal proceedings or material changes in the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 1A. RISK FACTORS

During the first three months of 2014, there were no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS

Repurchases of Equity Securities

The following is a summary of share repurchase activity during the three months ended March 31, 2014.

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

Period	Total Number of Shares Purchased		Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2014 - January 31, 2014	16,781	(2)	$17.84	16,781	$32,352,413
February 1, 2014 - February 28, 2014	219,471	(3)	$15.27	—	32,352,413
March 1, 2014 - March 31, 2014	1,376	(2)	$16.73	1,376	32,352,413
Total	237,628			18,157

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

(2) These shares were purchased under the Options Proceeds Program

(3)         In February 2014, 476,667 shares of outstanding restricted stock vested.  Concurrently with the vestings, these shares were forfeited by the holders of the restricted shares to cover applicable taxes paid on the holders’ behalf by the Company.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three months ended March 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOLL, INC.
(Registrant)

Date: May 12, 2014
	By:	/s/ Andrew B. Cogan
Andrew B. Cogan
Chief Executive Officer

Date: May 12, 2014
	By:	/s/ Craig B. Spray
Craig B. Spray
Chief Financial Officer
(Chief Accounting Officer)