Form 10-Q
period 2014-06-30
KNOLL INC
filed 2014-08-11
CIK 1011570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 7, 2014, there were 48,668,883 shares (including 1,295,070 shares of non-voting restricted shares) of the Registrant’s common stock, par value $0.01 per share, outstanding.

KNOLL, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
KNOLL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in thousands, except per share data)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$8,473	$12,026
Customer receivables, net	104,389	104,171
Inventories, net	131,508	96,449
Deferred income taxes	11,139	11,408
Prepaid and other current assets	24,608	12,145
Total current assets	280,117	236,199
Property, plant, and equipment, net	153,704	137,893
Goodwill	129,875	79,951
Intangible assets, net	255,291	214,695
Other non-trade receivables	3,950	4,250
Other noncurrent assets	6,121	4,346
Total Assets	$829,058	$677,334
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$11,839	$—
Accounts payable	95,878	91,378
Income taxes payable	4,459	249
Other current liabilities	89,524	76,676
Total current liabilities	201,700	168,303
Long-term debt	256,000	173,000
Deferred income taxes	78,043	75,670
Postretirement benefits other than pensions	9,085	8,908
Pension liability	19,682	5,615
Other noncurrent liabilities	29,395	17,396
Total Liabilities	593,905	448,892
Commitments and contingent liabilities
Equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 62,622,184 shares issued and 47,373,813 shares outstanding (net of 15,248,371 treasury shares) at June 30, 2014 and 61,826,778 shares issued and 47,059,458 shares outstanding (net of 14,767,320 treasury shares) at December 31, 2013	486	483
Additional paid-in capital	36,368	37,258
Retained earnings	192,149	184,799
Accumulated other comprehensive income	5,940	5,902
Total Knoll, Inc. stockholders' equity	234,943	228,442
Noncontrolling interests	210	—
Total Equity	235,153	228,442
Total Liabilities and Equity	$829,058	$677,334

See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$265,797	$214,312	$495,128	$414,898
Cost of sales	168,594	144,431	321,449	281,390
Gross profit	97,203	69,881	173,679	133,508
Selling, general, and administrative expenses	74,805	57,473	139,455	110,806
Restructuring charges	203	—	203	—
Operating profit	22,195	12,408	34,021	22,702
Interest expense	1,944	1,517	3,615	3,012
Other (income) expense, net	2,700	(2,206)	196	(3,497)
Income before income tax expense	17,551	13,097	30,210	23,187
Income tax expense	6,712	5,209	11,178	9,225
Net earnings	10,839	7,888	19,032	13,962
Net losses attributable to noncontrolling interests	(14)	—	(8)	—
Net earnings attributable to Knoll, Inc. stockholders	$10,853	$7,888	$19,040	$13,962

Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$0.23	$0.17	$0.40	$0.30
Diluted	$0.23	$0.17	$0.40	$0.29
Dividends per share	$0.12	$0.12	$0.24	$0.24
Weighted-average number of common shares outstanding:
Basic	47,365,780	46,897,309	47,283,396	46,865,438
Diluted	47,974,559	47,593,106	48,012,233	47,582,972

Net earnings	$10,839	$7,888	$19,032	$13,962
Other comprehensive income (loss):
Foreign currency translation adjustment	3,730	(4,686)	(89)	(7,211)
Pension and other post-retirement liability adjustment, net of tax	64	913	127	1,869
Total other comprehensive income (loss), net of tax	3,794	(3,773)	38	(5,342)
Total comprehensive income	14,633	4,115	19,070	8,620
Comprehensive losses attributable to noncontrolling interests	(14)	—	(8)	—
Comprehensive income attributable to Knoll, Inc. stockholders	$14,647	$4,115	$19,078	$8,620

See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$19,032	$13,962
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation	7,850	7,571
Amortization expense (including deferred financing fees)	2,176	709
Loss on disposal of property, plant, and equipment	—	148
Unrealized foreign currency gains	(452)	(3,818)
Stock-based compensation	3,658	5,646
Other non-cash items	30	15
Changes in assets and liabilities, net of acquisition:
Customer receivables	862	5,011
Inventories	(10,547)	3,006
Accounts payable	3,174	394
Current and deferred income taxes	6,431	(4,425)
Prepaid and other current assets	(4,042)	(905)
Other current liabilities	(13,762)	(14,498)
Other noncurrent assets and liabilities	16,867	3,195
Cash provided by operating activities	31,277	16,011
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(17,741)	(17,139)
Purchase of business, net of cash acquired	(93,349)	—
Purchase of intangibles	(315)	(275)
Cash used in investing activities	(111,405)	(17,414)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facility	608,000	133,000
Repayment of revolving credit facility	(515,000)	(138,000)
Payment of financing fees	(1,914)	(13)
Payment of dividends	(11,363)	(11,257)
Proceeds from the issuance of common stock	2,590	2,147
Purchase of common stock for treasury	(6,227)	(2,513)
Excess tax benefit from the exercise of stock options and vesting of equity awards	210	208
Cash provided by (used in) financing activities	76,296	(16,428)
Effect of exchange rate changes on cash and cash equivalents	279	(1,062)
Decrease in cash and cash equivalents	(3,553)	(18,893)
Cash and cash equivalents at beginning of period	12,026	29,956
Cash and cash equivalents at end of period	$8,473	$11,063

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

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition, and most industry-specific guidance throughout the Accounting Standards Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. The Company is in the process of assessing the impact of the adoption of ASU 2014-09 on its financial position, results of operations, and cash flows.

NOTE 2. ACQUISITIONS

On February 3, 2014, the Company acquired Holly Hunt Enterprises, Inc. The acquisition advances the Company's strategy of building its global capability as a resource for high-design workplaces and homes, including the commercial contract, decorator to-the-trade and consumer markets. The aggregate purchase price for the acquisition was $95.0 million, plus certain contingent payouts of up to $16.0 million in the aggregate based on the future performance of the business. The purchase price was funded from borrowings under the Company's revolving credit facility. The Company has recorded the acquisition of HOLLY HUNT® using the acquisition method of accounting and has recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The results of operations of HOLLY HUNT® have been included in the Company's Studio segment beginning February 3, 2014.

The amount of net sales and net earnings that resulted from the acquisition and attributable to Knoll, Inc. stockholders included in the condensed consolidated statements of operations and comprehensive income during the three and six months ended June 30, 2014 were as follows (in thousands):

	Three months ended June 30, 2014	Six months ended June 30, 2014
Net sales	$27,149	$44,509
Net earnings attributable to Knoll, Inc. stockholders	$2,002	$3,108

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2. ACQUISITIONS (continued)

The following table summarizes the preliminary fair values assigned to the assets acquired and liabilities assumed as of the February 3, 2014 acquisition date (in thousands):

Working Capital (1)	$14,120
Property, plant and equipment	5,995
Intangible assets	41,786
Contingent consideration	(16,000)
Noncontrolling interests	(218)
Other liabilities	(504)
Fair value of acquired identifiable assets	$45,179

Purchase Price	$95,000
Less: Fair value of acquired identifiable assets	45,179
Goodwill	$49,821

(1) Working capital accounts include cash, customer receivables, inventories, prepaid expenses and other current assets, accounts payable, and other current liabilities.

These above amounts are reflective of adjustments made during the second quarter of 2014, which include a $3.7 million reduction to the fair value assigned to customer relationships and an offsetting increase of $3.7 million to goodwill. Additionally, these amounts are determined based on certain valuations and studies that have yet to be finalized, and accordingly, the assets acquired and liabilities assumed, as detailed above, are subject to adjustment once the detailed analyses are finalized. The goodwill recorded is deductible for income tax purposes.

The following table summarizes the preliminary fair value of intangible assets as of the acquisition date (in thousands):

	Fair Value	Weighted-Average Useful Life
Intangible assets:
Tradename	$23,479	Indefinite
Non-competition Agreements	2,440	4
Customer Relationships	15,867	10
Total intangible assets	$41,786

The Company recorded acquisition costs in its condensed consolidated statement of operations and comprehensive income, within selling, general, and administrative expenses during the six months ended June 30, 2014 as follows (in thousands):

Six months ended June 30, 2014
Accounting and legal fees	$345
Other	275
Total	$620

No additional acquisition costs were incurred during the three months ended June 30, 2014.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2. ACQUISITIONS (continued)

The following unaudited pro forma summary financial information presents the operating results of the combined company, assuming the acquisition had occurred as of January 1, 2013 (in thousands):

	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013
Pro forma net sales	$237,555	$502,949	$459,566
Pro forma net earnings attributable to Knoll, Inc stockholders	$8,575	$19,464	$15,026

The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results that would have been attained had the acquisition occurred on January 1, 2013, nor is it indicative of results of operations for future periods. The pro forma information presented for the three months ended June 30, 2013 and six months ended June 30, 2014 and 2013, include adjustments for acquisition costs, interest expense that would have been incurred to finance the acquisition, amortization and depreciation.

NOTE 3. INVENTORIES, NET

 Information regarding the Company's inventories is as follows (in thousands):

	June 30, 2014	December 31, 2013
Raw materials	$53,844	$49,479
Work-in-process	7,228	6,598
Finished goods	70,436	40,372
Total	$131,508	$96,449

The increase in inventory since December 31, 2013 is mainly attributable to the acquisition of HOLLY HUNT®. Inventory reserves for obsolescence and other estimated losses were $7.7 million and $7.2 million at June 30, 2014 and December 31, 2013, respectively, and have been included in the amounts above.

NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Information regarding the Company's other intangible assets is as follows (in thousands):

	June 30, 2014			December 31, 2013
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Indefinite-lived intangible assets:
Tradenames	$231,300	$—	$231,300	$207,821	$—	$207,821
Finite-lived intangible assets:
Various	34,215	(10,224)	23,991	15,593	(8,719)	6,874
Total	$265,515	$(10,224)	$255,291	$223,414	$(8,719)	$214,695

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET (continued)

The increase in other intangible assets from December 31, 2013 is primarily due to the acquisition of HOLLY HUNT®. The Company has preliminarily allocated $18.3 million of the purchase price to finite-lived intangible assets and $23.5 million to indefinite-lived intangible assets.

Estimated annual amortization expense for the full year of 2014 and each of the next four years is as follows (in thousands):

Estimated Amortization
2014	$3,132
2015	3,289
2016	3,237
2017	3,200
2018	2,375

The changes in the carrying amount of goodwill by reportable segment are as follows (in thousands):

	Office Segment	Studio Segment	Coverings Segment	Total
Balance, December 31, 2013	$37,578	$5,414	$36,959	$79,951
Goodwill acquired in HOLLY HUNT® acquisition	—	49,821	—	49,821
Foreign currency translation adjustment	(26)	129	—	103
Balance, June 30, 2014	$37,552	$55,364	$36,959	$129,875

NOTE 5. INCOME TAXES

The Company’s income tax provision consists of federal, state and foreign income taxes.  The tax provisions for the three months ended June 30, 2014 and 2013 were based on the estimated effective tax rates applicable for the full years ending December 31, 2014 and 2013, after giving effect to items specifically related to the interim periods.  The Company’s effective tax rate was 38.2% for the three months ended June 30, 2014 and 39.8% for the three months ended June 30, 2013. The Company’s effective tax rate was 37.0% for the six months ended June 30, 2014 and 39.8% for the six months ended June 30, 2013. The decrease in the Company's effective tax rate for the three and six months ended June 30, 2014, was primarily a result of the geographic mix of pretax income and the different tax rates of the locations in which the Company conducts business.

As of June 30, 2014 and December 31, 2013, the Company had unrecognized tax benefits of approximately $0.9 million and $0.8 million, respectively.  These unrecognized tax benefits amounts would affect the effective tax rate if recognized.  As of June 30, 2014, the Company is subject to U.S. Federal income tax examinations for the tax years 2010 through 2013, and to non-U.S. income tax examinations for the tax years 2005 through 2013.  In addition, the Company is subject to state and local income tax examinations for the tax years 2005 through 2013.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company did not enter into any foreign currency contracts during the six months ended June 30, 2014. The Company entered into two foreign currency contracts during the six months ended June 30, 2013. These contracts expired unexercised during 2013. There were no outstanding derivative contracts as of June 30, 2014 and December 31, 2013.

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

Changes in the warranty reserve are as follows (in thousands):

Balance, as of December 31, 2013	$8,214
Provision for warranty claims	3,364
Warranty claims paid	(3,269)
Balance, as of June 30, 2014	$8,309

Warranty expense for the three months ended June 30, 2014 and 2013 was $1.7 million and $1.8 million, respectively. Warranty expense for the six months ended June 30, 2014 and 2013 was $3.4 million and $3.5 million, respectively.

NOTE 8. INDEBTEDNESS

On May 20, 2014, the Company amended and restated its existing credit facility, dated February 3, 2012, with a new $500.0 million credit facility maturing on May 20, 2019, consisting of a revolving commitment in the amount of $300.0 million and a term loan commitment in the amount of $200.0 million. The Amended Credit Agreement also includes an option to increase the size of the revolving credit facility or incur incremental term loans by up to an additional $200.0 million, subject to the satisfaction of certain terms and conditions.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8. INDEBTEDNESS (continued)

Borrowings under the revolving credit facility may be repaid at any time, but no later than the maturity date on May 20, 2019.  The Company retains the right to terminate or reduce the size of the revolving credit facility at any time.  Borrowings under the term loan facility amortize in equal quarterly installments of $2.5 million, with the remaining borrowings due on the maturity date.

Interest on revolving credit and term loans will accrue, at the Company’s election, at (i) the Eurocurrency Rate (as defined in the Amended Credit Agreement), plus additional percentage points based on the Company’s leverage ratio or (ii) the Base Rate (a rate based on the higher of (a) the prime rate announced from time-to-time by Bank of America, N.A., (b) the Federal Reserve System’s federal funds rate, plus .50% or (c) the Eurocurrency Rate plus 1.00%; Base Rate is defined in detail in the Amended Credit Agreement), plus additional percentage points based on the Company’s leverage ratio.

The Amended Credit Agreement requires the Company to comply with various affirmative and negative covenants, including without limitation (i) covenants to maintain a minimum specified interest coverage ratio and maximum specified net leverage ratio, and (ii) covenants that prevent or restrict the Company’s ability to pay dividends, engage in certain mergers or acquisitions, make certain investments or loans, incur future indebtedness, engage in sale-leaseback transactions, alter its capital structure or line of business, prepay subordinated indebtedness, engage in certain transactions with affiliates and sell stock or assets. The Company was in compliance with the Amended Credit Agreement covenants at June 30, 2014.

Repayments under the Amended Credit Agreement can be accelerated by the lenders upon the occurrence of certain events of default, including, without limitation, a failure to pay any principal, interest or other amounts in respect of loans when due, breach by the Company (or its subsidiaries) of any of the covenants or representations contained in the Amended Credit Agreement or related loan documents, failure of the Company (or its material subsidiaries) to pay any amounts owed with respect to other significant indebtedness of the Company or such subsidiary, or a bankruptcy event with respect to the Company or any of its material subsidiaries.

In connection with the refinancing of the credit facility during the second quarter of 2014, the Company wrote-off $0.3 million of unamortized deferred financing fees associated with the previous credit facility and incurred $1.9 million in new fees that will be amortized as a component of interest expense over the life of the facility.

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2014 (in thousands):

	Foreign Currency Translation Adjustment	Pension and Other Post-Retirement Liability Adjustment	Total
Balance, as of December 31, 2013	$15,131	$(9,229)	$5,902
Other comprehensive income (loss) before reclassifications	(89)	—	(89)
Amounts reclassified from accumulated other comprehensive income (loss)	—	127	127
Net current-period other comprehensive income (loss)	(89)	127	38
Balance, as of June 30, 2014	$15,042	$(9,102)	$5,940

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (continued)

The following reclassifications were made from accumulated other comprehensive income (loss) to the condensed consolidated statements of operations and other comprehensive income for the three months ended (in thousands):

	June 30, 2014	June 30, 2013
Amortization of pension and other post-retirement liability adjustments
Prior Service Costs (1)	$(558)	$(840)
Actuarial Losses (1)	656	2,348
Total Before Tax	98	1,508
Tax Benefit	(34)	(595)
Net of Tax	$64	$913

(1) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension costs. See Note 10 for additional information.

The following reclassifications were made from accumulated other comprehensive income (loss) to the condensed consolidated statements of operations and other comprehensive income for the six months ended (in thousands):

	June 30, 2014	June 30, 2013
Amortization of pension and other post-retirement liability adjustments
Prior Service Costs (1)	$(1,116)	$(1,680)
Actuarial Losses (1)	1,312	4,696
Total Before Tax	196	3,016
Tax Benefit	(69)	(1,147)
Net of Tax	$127	$1,869

(1) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension costs. See Note 10 for additional information.

NOTE 10. PENSIONS AND OTHER POST-RETIREMENT BENEFITS

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

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10. PENSIONS AND OTHER POST-RETIREMENT BENEFITS (continued)

For the three months ended June 30, 2014, $0.9 million of pension expense was incurred in cost of sales and $0.7 million was incurred in selling, general, and administrative expenses. For the three months ended June 30, 2013, $2.2 million of pension expense was incurred in cost of sales and $1.5 million was incurred in selling, general, and administrative expenses. Due to prior years' payments in excess of minimum funding requirements, the Company does not expect to make any cash contributions to its pension plan during the remainder of fiscal 2014.

	Pension Benefits		Other Benefits
	Six months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
Service cost	$3,468	$4,004	$12	$18
Interest cost	6,670	6,032	182	162
Expected return on plan assets	(7,872)	(6,956)	—	—
Amortization of prior service cost	6	8	(1,122)	(1,688)
Recognized actuarial loss	1,004	4,312	308	384
Net periodic benefit cost	$3,276	$7,400	$(620)	$(1,124)

For the six months ended June 30, 2014, $1.9 million of pension expense was incurred in cost of sales and $1.4 million was incurred in selling, general, and administrative expenses. For the six months ended June 30, 2013, $4.4 million of pension expense was incurred in cost of sales and $3.0 million was incurred in selling, general, and administrative expenses.

NOTE 11. COMMON STOCK AND EARNINGS PER SHARE

Basic earnings per share attributable to Knoll, Inc. stockholders excludes the dilutive effect of (i) common shares that could potentially be issued due to the exercise of stock options, and (ii) unvested restricted stock and restricted stock units, and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share attributable to Knoll, Inc. stockholders includes the effect of shares and potential shares and units issued under the stock incentive plans. The following table sets forth the reconciliation from basic to diluted weighted-average number of common shares outstanding:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Weighted-average number of common shares outstanding - basic	47,366	46,897	47,283	46,865
Potentially dilutive shares resulting from stock plans	609	696	729	718
Weighted-average number of common shares outstanding - diluted	47,975	47,593	48,012	47,583
Antidilutive equity awards number of shares not included in the weighted-average common shares - diluted	138	242	158	164

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11. COMMON STOCK AND EARNINGS PER SHARE (continued)

Common stock activity for the six months ended June 30, 2014 and 2013 included the repurchase of 379,051 shares for $6.2 million and 144,714 shares for $2.5 million, respectively.  Common stock activity for the six months ended June 30, 2014 also included the exercise of 195,807 stock options for $2.6 million and the vesting of 496,191 restricted shares.  Common stock activity for the six months ended June 30, 2013 included the exercise of 183,036 stock options for $2.1 million and the vesting of 86,630 restricted shares. During the three and six months ended June 30, 2014, the Company granted 420,000 and 1,081,919, respectively, equity-based awards to certain employees and the Company's Board of Directors. The vesting of these awards is subject to certain service, performance or market conditions.

NOTE 12. EQUITY

The following table shows the change in equity attributable to Knoll, Inc. stockholders and noncontrolling interests during the six months ended June 30, 2014 (in thousands):

	Equity Attributable to Knoll Inc., Stockholders	Noncontrolling Interests	Total
Balance, as of December 31, 2013	$228,442	$—	$228,442
Noncontrolling interest recognized in the acquisition of HOLLY HUNT®	—	218	218
Total comprehensive income:
Net earnings (loss) attributable to Knoll, Inc. stockholders and noncontrolling interests	19,040	(8)	19,032
Pension and other post-retirement liability adjustment	127	—	127
Foreign currency translation adjustment	(89)	—	(89)
Total other comprehensive income, net of tax	38	—	38
Total comprehensive income	$19,078	$(8)	$19,070
Other changes in equity:
Purchase of common stock for treasury	(6,227)	—	(6,227)
Payment of dividends	(11,363)	—	(11,363)
Proceeds from the issuance of common stock	2,590	—	2,590
Stock-based compensation	3,658	—	3,658
Other	(1,235)	—	(1,235)
Balance, as of June 30, 2014	$234,943	$210	$235,153

NOTE 13. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 13. FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The fair value of the Company's cash and cash equivalents, accounts receivable and accounts payable approximate carrying value due to their short maturities.

The fair value of the Company’s long-term debt approximates its carrying value, as it is variable rate debt and the terms are comparable to market terms as of the balance sheet dates, and is classified as Level 2.

Financial Instruments

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following table represents the financial assets and liabilities, measured at fair value on a recurring basis as of June 30, 2014 and the basis for that measurement (in thousands):

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

In the fourth quarter of 2013, the Company completed the annual goodwill and indefinite-lived intangible assets impairment analysis and determined that the Edelman Leather Tradename was impaired. As a result, the carrying amount of the Edelman Leather Tradename was reduced from $26.1 million to $17.2 million, resulting in an impairment charge of $8.9 million. There were no assets or liabilities recorded at fair value on a nonrecurring basis as of June 30, 2014.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14. SEGMENT INFORMATION

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

The following information below categorizes certain financial information into the above-noted segments for the three and six months ended June 30, 2014 and 2013:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
NET SALES
Office	$159,100	$148,070	$305,183	$285,550
Studio	76,308	37,231	132,035	75,669
Coverings	30,389	29,011	57,910	53,679
Total	$265,797	$214,312	$495,128	$414,898

INTERSEGMENT SALES (1)
Office	$511	$214	$984	$856
Studio	1,524	1,498	2,834	3,020
Coverings	2,798	2,432	5,413	4,765
Total	$4,833	$4,144	$9,231	$8,641

OPERATING PROFIT (2)
Office (3)	$6,402	$3,432	$7,465	$5,434
Studio	9,463	3,274	14,955	7,416
Coverings	6,330	5,702	11,601	9,852
Total	$22,195	$12,408	$34,021	$22,702

(1) Intersegment sales represent sales between Knoll, Inc. segments; these intersegment sales are eliminated in consolidation.
(2)  The Company does not allocate interest expense or other (income) expense, net to the reportable segments.
(3) Office operating profit includes $0.2 million of restructuring expenses incurred during the three months ended June 30, 2014. These restructuring expenses were incurred to better utilize the Company's manufacturing capacity.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. RESTRUCTURING CHARGES
During the fourth quarter of 2013, the Company approved certain restructuring actions. These initiatives related primarily to headcount reductions in the Office segment as part of the Company's previously announced strategic supply chain transformation activities and headcount reductions in Europe in the Studio segment associated with factory overhead consolidations. As a result of these actions, the Company recorded restructuring charges of $2.7 million in the Office segment and $3.0 million in the Studio segment during the fourth quarter of 2013. These charges related to cash severance and employment termination-related expenses. Additionally, during the second quarter of 2014, an additional $0.2 million of restructuring charges were incurred in the Office segment. These restructuring expenses were incurred in the second quarter of 2014 to better utilize the Company's manufacturing capacity. The Company does not expect any significant charges related to these restructuring actions in the future.

Below is a summary of the changes in the restructuring liability during 2014 (in thousands):

	Office Segment	Studio Segment	Coverings Segment	Total
Balance, as of December 31, 2013	$2,721	$2,975	$—	$5,696
Additions	203	—	—	203
Payments	(2,877)	(1,782)	—	(4,659)
Balance, as of June 30, 2014	$47	$1,193	$—	$1,240

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

Overview

Net sales during the second quarter of 2014 were $265.8 million, an increase of $51.5 million, or 24.0%, over the second quarter of 2013. Office segment sales increased 7.4% during the second quarter of 2014 when compared with the prior year. Increased sales in the Office segment were the result of improved government and commercial sales year-over-year. Studio segment sales increased 105.1%, while the Coverings segment experienced 4.8% growth. The increase in sales in the Studio segment was mainly the result of the acquisition of HOLLY HUNT® during the first quarter of 2014 as well as organic growth in Europe and North America.

For the second quarter of 2014, gross profit as a percentage of net sales increased 400 basis points to 36.6% versus the comparable quarter of the prior year.  The increase in gross margin from the second quarter of 2013 mainly resulted from the mix of higher margin HOLLY HUNT sales as well as better absorption and improved costs in our Office segment.

Operating expenses for the second quarter of 2014 were $75.0 million, or 28.2% of net sales, compared to $57.5 million, or 26.8% of net sales, for the second quarter of 2013.  The increase in operating expenses was attributable to the addition of operating expenses associated with HOLLY HUNT® and greater commission and incentive compensation expenses incurred as a result of higher sales and profits.

Operating profit for the second quarter of 2014 was $22.2 million, an increase of $9.8 million, or 79.0%, when compared to the same period in 2013. Operating profit for the Office segment was $6.4 million in the second quarter of 2014, an increase of $3.0 million, or 88.2% when compared with the second quarter of 2013. The increase in operating profit in the Office Segment was attributable to increased sales, improved pricing, and benefits from our supply chain transformation efforts. Operating profit for the Studio segment was $9.5 million, an increase of $6.2 million, or 187.9% when compared with the second quarter of 2013. The increase in operating profit in the Studio segment was mainly the result of the acquisition of HOLLY HUNT® during the first quarter of 2014 as well as organic sales growth in Europe and North America. Operating profit for the Coverings segment was $6.3 million, an increase of $0.6 million, or 10.5% when compared to the second quarter of 2013.

During the second quarter of 2014 and 2013, other (income) expense included a foreign exchange loss and gain of $2.4 million and ($2.3) million, respectively. Other (income) expense for the second quarter of 2014 also included $0.3 million of expense for the write-off of deferred financing fees related to the refinance of the new credit facility, which runs through May 2019.

Net earnings was $10.8 million during the second quarter of 2014 compared to $7.9 million during the second quarter of 2013.  Diluted earnings per share attributable to Knoll, Inc. stockholders was $0.23 for the second quarter of 2014 and $0.17 for the second quarter of 2013.

Results of Operations

Comparison of Three and Six Months ended June 30, 2014 and 2013

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in thousands)
Condensed Consolidated Statement of Operations Data:
Net sales	$265,797	$214,312	$495,128	$414,898
Gross profit	97,203	69,881	173,679	133,508
Operating profit	22,195	12,408	34,021	22,702
Interest expense	1,944	1,517	3,615	3,012
Other (income) expense, net	2,700	(2,206)	196	(3,497)
Income tax expense	6,712	5,209	11,178	9,225
Net earnings	10,839	7,888	19,032	13,962

Statistical and Other Data:
Sales growth from comparable prior year	24.0%	(3.0)%	19.3%	(0.7)%
Gross profit margin	36.6%	32.6%	35.1%	32.2%

Net Sales

Net sales for the second quarter of 2014 were $265.8 million, an increase of $51.5 million, or 24.0%, from net sales of $214.3 million for the same period in the prior year. Net sales for the six months ended June 30, 2014 were $495.1 million, an increase of $80.2 million, or 19.3%, from net sales of $414.9 million for the same period in the prior year. The increase in sales during the three and six months ended June 30, 2014 was largely the result of of the acquisition of HOLLY HUNT®, increased governmental sales in the Office segment, and organic growth in the Studio segment in Europe and North America. During the six months ended June 30, 2014 and 2013, approximately 12.0% and 13.3%, respectively, of our sales were to U.S., state, and local governmental agencies.

Gross Profit and Operating Profit

Gross profit for the second quarter of 2014 was $97.2 million, an increase of $27.3 million or 39.1%, from gross profit of $69.9 million for the same period in the prior year. Gross profit for the six months ended June 30, 2014 was $173.7 million, an increase of $40.2 million, or 30.1%, from gross profit of $133.5 million for the same period in the prior year. As a percentage of net sales, gross profit increased from 32.6% for the second quarter of 2013 to 36.6% for the second quarter of 2014. As a percentage of net sales, gross profit increased from 32.2% for the six months ended June 30, 2013 to 35.1% for the six months ended ended June 30, 2014. The increase in gross margin during the three and six months ended June 30, 2014 mainly resulted from favorable product mix, higher sales volume, and improved costs in our Office segment.

Operating profit for the second quarter of 2014 was $22.2 million, an increase of $9.8 million, or 79.0%, from operating profit of $12.4 million for the same period in the prior year. Operating profit for the six months ended June 30, 2014 was $34.0 million, an increase of $11.3 million, or 49.8%, from operating profit of $22.7 million for the same period in the prior year. Operating profit as a percentage of net sales increased from 5.8% in the second quarter of 2013 to 8.4% for the same period of 2014. Operating profit as a percentage of net sales increased from 5.5% for the six months ended June 30, 2013 to 6.9% in the same period for 2014. All segments experienced an increase in operating profit for the three and six months ended June 30, 2014; the overall increase was primarily driven by the acquisition of HOLLY HUNT®, increased profits in Europe in the Studio segment, and benefits from our supply chain transformation efforts.

Interest Expense

Interest expense for the second quarter of 2014 was $1.9 million, an increase of $0.4 million from $1.5 million for the same period in the prior year.  Interest expense for six months ended June 30, 2014 was $3.6 million, an increase of $0.6 million from $3.0 million for the same period in the prior year. The increase in interest expense is the result of additional debt incurred to purchase HOLLY HUNT®. The weighted-average interest rate for the second quarter of 2014 was 2.5%. The weighted-average interest rate for the same period of 2013 was 2.6%. The weighted-average interest rate for the six months ended June 30, 2014 and June 30, 2013 was 2.4% and 2.6%, respectively.

Other (Income) Expense, net

Other (income) expense for the second quarter of 2014 was $2.7 million, which included $2.4 million of foreign exchange losses and the write-off of $0.3 million of deferred financing fees. Other (income) expense for the second quarter of 2013 was ($2.2) million, which included ($2.3) million of foreign exchange gains, offset by $0.1 million of miscellaneous expense. Other (income) expense for the six months ended June 30, 2014 was $0.2 million, which included $0.3 million related to the write-off of deferred financing fees, offset by $0.1 million of miscellaneous income. Other (income) expense for the six months ended June 30, 2013 consisted of income of ($3.5) million related to foreign exchange gains.

Income Tax Expense

The effective tax rate was 38.2% for the second quarter of 2014, as compared to 39.8% for the same period in 2013.  The effective tax rate was 37.0% for the six months ended June 30, 2014, as compared to 39.8% for the same period in 2013. The mix of pretax income and the varying effective tax rates in the countries in which we operate directly affects our consolidated effective tax rate.

Business Segment Analysis

The below table categorizes certain financial information into our Office, Studio, and Coverings segments for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
NET SALES
Office	$159,100	$148,070	$305,183	$285,550
Studio	76,308	37,231	132,035	75,669
Coverings	30,389	29,011	57,910	53,679
Total	$265,797	$214,312	$495,128	$414,898

OPERATING PROFIT (1)
Office (2)	$6,402	$3,432	$7,465	$5,434
Studio	9,463	3,274	14,955	7,416
Coverings	6,330	5,702	11,601	9,852
Total	$22,195	$12,408	$34,021	$22,702

(1) The Company does not allocate interest expense or other (income) expense, net to the reportable segments.
(2) Office operating profit includes $0.2 million of restructuring expenses incurred during the three months ended June 30, 2014. These restructuring expenses were incurred to better utilize our manufacturing capacity.

 Office:

Net sales for the Office segment for the second quarter of 2014 were $159.1 million, an increase of $11.0 million, or 7.4%, when compared with the same period in 2013.  Net sales for the Office segment for the six months ended June 30, 2014 were $305.2 million, an increase of $19.6 million, or 6.9%, when compared with the same period in 2013. Increased sales in the Office segment were the result of improved government and commercial sales year-over-year.

Operating profit for the second quarter of 2014 for the Office segment was $6.4 million, an increase of $3.0 million, or 88.2%, when compared with the same period in 2013. Operating profit for the six months ended June 30, 2014 for the Office segment was $7.5 million, an increase of $2.1 million, or 38.9%, when compared with the same period in 2013. The increase in operating profit in the Office segment was attributable to increased sales, improved pricing, and benefits from our supply chain transformation efforts. As a percentage of net sales, the Office segment operating profit for the three and six months ended June 30, 2014 was 4.0% and 2.5%, respectively. As a percentage of net sales, the Office segment operating profit for the three and six months ended June 30, 2013 was 2.3% and 1.9%, respectively.

Studio:

Net sales for the Studio segment for the second quarter of 2014 were $76.3 million, an increase of $39.1 million, or 105.1%, when compared with the same period in 2013. Net sales for the Studio segment for the six months ended June 30, 2014 were $132.0 million, an increase of $56.3 million, or 74.4%, when compared with the same period in 2013. The increase in sales in the Studio segment was mainly the result of the acquisition of HOLLY HUNT® during the first quarter of 2014 as well as organic growth in Europe and North America.

Operating profit for the second quarter of 2014 for the Studio segment was $9.5 million, an increase of $6.2 million, or 187.9%, when compared with the same period in 2013. Operating profit for the six months ended June 30, 2014 for the Studio segment was $15.0 million, an increase of $7.6 million, or 102.7%, when compared with the same period in 2013. As a percentage of net sales, the Studio segment operating profit was 12.5% for the second quarter ended June 30, 2014, up from 8.9% for the second quarter ended June 30, 2013.  As a percentage of net sales, the Studio segment operating profit was 11.4% for the six months ended June 30, 2014, up from 9.8% for the same period in the prior year. The increase in operating profit for the three and six months ended June 30, 2014 in the Studio segment was mainly the result of the acquisition of HOLLY HUNT® and increased profits in Europe.

Coverings:

Net sales for the second quarter of 2014 for the Coverings segment were $30.4 million, an increase of $1.4 million, or 4.8%, when compared with the same period in 2013.  Net sales for the six months ended June 30, 2014 for the Coverings segment were $57.9 million, an increase of $4.2 million, or 7.8%, when compared with the same period in 2013. The increase in net sales for the Coverings segment for the three and six months ended June 30, 2014 was the result of increased sales by our leather business.

Operating profit for the second quarter of 2014 for the Coverings segment was $6.3 million, an increase of $0.6 million, or 10.5%, when compared with the same period of 2013. Operating profit for the six months ended June 30, 2014 for the Coverings segment was $11.6 million, an increase of $1.7 million, or 17.2%, when compared with the same period in 2013. The increase in operating profit in the Coverings segment during the three and six months ended June 30, 2014 was the result of improved operating performance throughout the segment.  As a percentage of net sales, the Coverings segment operating profit was 20.7% for the second quarter ended June 30, 2014 and 19.7% for the second quarter ended June 30, 2013. As a percentage of net sales, the Coverings segment operating profit was 20.0% for the six months ended June 30, 2014 and 18.4% for the same period in the prior year.

Liquidity and Capital Resources

The following table highlights certain key cash flows and capital information pertinent to the discussion that follows:

	Six Months Ended
	June 30, 2014	June 30, 2013
	(in thousands)
Cash provided by operating activities	$31,277	$16,011
Capital expenditures	(17,741)	(17,139)
Purchase of a business, net of cash acquired	(93,349)	—
Cash used in investing activities	(111,405)	(17,414)
Proceeds from revolving credit facility	608,000	133,000
Repayment of revolving credit facility	(515,000)	(138,000)
Payment of dividends	(11,363)	(11,257)
Proceeds from the issuance of common stock	2,590	2,147
Purchase of common stock for treasury	(6,227)	(2,513)
Cash provided by (used in) financing activities	76,296	(16,428)

Historically, we have carried significant amounts of debt, and cash generated by operating activities has been used to fund working capital, capital expenditures, repurchase shares, pay quarterly dividends, and make payments of principal and interest on our indebtedness.  Our capital expenditures are typically for new product tooling and manufacturing equipment.  These capital expenditures support new products and continuous improvements in our manufacturing processes. In addition, continued expenditures related to our technology infrastructure upgrades with the implementation of a new enterprise resource planning system and investments and initiatives related to our supply chain transformation increased capital spending during the first half of 2014 when compared with the same period in the prior year. Moreover, in February 2013, we announced a three-year plan of strategic investments and initiatives intended to enable us to achieve our longer-term revenue and profitability goals.

Year-to-date net cash provided by operations was $31.3 million, of which $32.3 million was provided by net income plus non-cash items, offset by $1.0 million of unfavorable changes in operating assets and liabilities.  For the six months ended June 2013, net cash provided by operations was $16.0 million, of which $24.2 million was provided by net income plus non-cash items, offset by $8.2 million of unfavorable changes in assets and liabilities.

For the six months ended June 30, 2014, we used available cash, including $31.3 million of net cash from operating activities, to fund $17.7 million in capital expenditures, make dividend payments to shareholders totaling $11.4 million, and fund working capital. During the six months ended June 30, 2014, we also used cash of $93.3 million, net of cash acquired, in order to fund the acquisition of HOLLY HUNT®. Total cash used in / provided by investing and financing activities was $111.4 million and $76.3 million, respectively, for the six months ended June 30, 2014.

For the six months ended June 30, 2013, we used available cash, including $16.0 million of net cash from operating activities, to fund $17.1 million in capital expenditures, fund dividend payments to shareholders totaling $11.3 million, repurchase $2.5 million of common stock for treasury, and fund working capital. Total cash used in investing and financing activities was $17.4 million and $16.4 million, respectively, for the six months ended June 30, 2013.

We use our revolving credit facility in the ordinary course of business to fund our working capital needs and, at times, make significant borrowings and repayments under the facility depending on our cash needs and availability at such time.  As of June 30, 2014 and December 31, 2013, there was $266.0 million and $173.0 million, respectively, outstanding under the facility.  Borrowings under the revolving credit facility may be repaid at any time, but no later than May 2019.

Our revolving credit facility requires that we comply with two financial covenants: our consolidated leverage ratio, defined as the ratio of total indebtedness to consolidated EBITDA (as defined in our credit agreement) and our consolidated interest coverage ratio, defined as the ratio of our consolidated EBITDA (as defined in our credit agreement) to our consolidated interest expense.  Our leverage ratio cannot exceed 4.5 to 1 at the end of the second, third, and fourth fiscal quarters of 2014, as per the new credit facility agreement. Thereafter, the leverage ratio cannot exceed 4.0 to 1. Our consolidated interest coverage ratio cannot be less than 3.0 to 1 as of the end of any fiscal quarter. We are also required to comply with various other affirmative and negative covenants including, without limitation, covenants that prevent or restrict our ability to pay dividends, engage in certain mergers or acquisitions, make certain investments or loans, incur future indebtedness, make significant capital expenditures, engage in sale-leaseback transactions, alter our capital structure or line of business, prepay subordinated indebtedness, engage in certain transactions with affiliates and sell stock or assets. One full quarter post the HOLLY HUNT acquisition, with improving EBITDA and continued debt pay down, our bank leverage ratio is 2.93.

The following table reconciles net income to adjusted EBITDA and computes our bank leverage calculation as of June 30, 2014. The bank leverage calculation is in accordance with our Second Amended and Restated Credit Agreement dated May 20, 2014.

June 30, 2014
(in millions)
Debt Levels (1)	$287.8
LTM Net Income	28.2
LTM Adjustments
Interest	5.9
Taxes	17.4
Depreciation and Amortization	17.8
Non-cash items (2)	28.8
LTM Adjusted EBITDA (3)	$98.1
Bank Leverage Calculation (4)	2.93

(1) - Outstanding debt levels include outstanding letters of credit and guarantee obligations. Excess cash over $15.0 million reduces outstanding debt per the terms of our credit facility, a copy of which was filed with the Securities and
Exchange Commission on May 21, 2014.
(2) - Non-cash items include, but are not limited to, stock-based compensation expenses and unrealized gains and losses on foreign exchange.
(3) - Includes an annualized pro forma EBITDA for HOLLY HUNT, which was acquired on February 3, 2014.
(4) - Debt divided by LTM (Last Twelve Months) Adjusted EBITDA, as calculated in accordance with our credit facility.

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

Contractual Obligations

Contractual obligations associated with our ongoing business will result in cash payments in future periods.  A table summarizing the amounts and timing of these future cash payments was previously provided in the Company's Form 10-K filing for the fiscal year ended December 31, 2013 and Form 10-Q for the fiscal quarter ended March 31, 2014. An updated version of this table as of June 30, 2014 is provided below.

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(in thousands)
Long-term debt (a)	$16,965	$34,251	$253,652	$—	$304,868
Operating leases	21,962	43,284	34,787	33,026	133,059
Purchase commitments	11,231	316	—	—	11,547
Pension plan contributions (b)	525	—	—	—	525
Post-retirement benefit plan obligations (b)	1,155	—	—	—	1,155
Other long-term liabilities (c)	4,400	11,600	—	—	16,000
Total	$56,238	$89,451	$288,439	$33,026	$467,154

(a) Contractual obligations for long-term debt include principal and interest payments. Interest payments have been computed based on an estimated variable interest rate as of June 30, 2014. The estimated variable interest rate is based on the Company's expected consolidated leverage ratio and the forecasted LIBOR rate for each period presented. The computation of interest, as included in the above table, is based on our Amended Credit Agreement, dated May 20, 2014.
(b) Due to the uncertainty of future cash outflows, contributions to the pension and other post-retirement benefit plans beyond one year have been excluded from the table above.
(c) Other long-term liabilities consists of a contingent payout due to HOLLY HUNT, which is based on the future performance of the business through fiscal year 2016.
Note: Due to the uncertainty of future cash outflows, uncertain tax positions have been excluded from the table above.

Environmental Matters

Our past and present business operations and the past and present ownership and operation of manufacturing plants on real property are subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste, and the cleanup of properties affected by hazardous substances.  As a result, we are involved from time-to-time in administrative and judicial proceedings and inquiries relating to environmental matters and could become subject to fines or penalties related thereto.  We cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist.  Compliance with more stringent laws or regulations, or stricter interpretation of existing laws, may require additional expenditures by us, some of which may be material.  We have been identified as a potentially responsible party pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) for remediation costs associated with waste disposal sites that we previously used.  The remediation costs and our allocated share at some of these CERCLA sites are unknown. We may also be subject to claims for personal injury or contribution relating to CERCLA sites.  We reserve amounts for such matters when expenditures are probable and reasonably estimable.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We provided a discussion of our market risk in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2013. During the first six months of 2014, there were changes in our market risk associated with our new credit facility. These changes in market risk are reflected in the information below. This discussion should be read in conjunction with Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2013.

During the normal course of business, we are routinely subjected to market risk associated with interest rate movements and foreign currency exchange rate movements. Interest rate risk arises from our debt obligations and foreign currency exchange rate risk arises from our non-U.S. operations and purchases of inventory from foreign suppliers.

We also have risk in our exposure to certain materials and transportation costs.  Steel, leather, textiles, wood products and plastics are all used in the manufacture of our products. During the six months ended June 30, 2014, there was minimal change in material and transportation costs when compared with the same period in the prior year. We continue to work to offset price changes in raw materials and transportation through our global sourcing initiatives, cost improvements and price increases to our products.

Interest Rate Risk

We have variable-rate debt obligations that are denominated in U.S. dollars.  A change in interest rates impacts the interest incurred and cash paid on our variable rate debt obligations.

In the past, we have, from time-to-time, used interest rate swap and cap agreements for other than trading purposes in order to manage our exposure to fluctuations in interest rates on our variable-rate debt.  We will continue to review our exposure to interest rate fluctuations and evaluate whether we should manage such exposure through derivative instruments.

Our annualized weighted-average rate of interest for the six months ended June 30, 2014 was 2.4%.  Our annualized weighted-average rate of interest for the same period of 2013 was 2.6%.
The following table summarizes our market risks associated with our debt obligations as of June 30, 2014. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by year of maturity.

	2014	2015	2016	2017	2018	Thereafter	Total
	(in thousands)
Rate-Sensitive Liabilities
Long-term Debt:
Variable Rate	$5,000	$10,000	$10,000	$10,000	$10,000	$221,000	$266,000
Average Interest Rate	1.92%	1.99%	2.90%	3.79%	4.16%	4.40%	3.19%

The fair value of the Company’s long-term debt approximates its carrying value, as the variable rate debt and the associated terms are comparable to market terms as of the balance sheet date.

For each period presented, the average interest rate is based on an estimated variable interest rate as of June 30, 2014. The estimated variable interest rate is based on the Company's expected consolidated leverage ratio and the forecasted LIBOR rate for each period presented. The computation of interest, as included in the above table, is based on our Amended Credit Agreement, dated May 20, 2014.
An increase in our effective interest rate of 1% would increase annual interest expense by approximately $2.4 million. We will continue to review our exposure to interest rate fluctuations and evaluate whether we should manage such exposures through derivative transactions.

Foreign Currency Exchange Rate Risk

We manufacture our products in the United States, Canada and Italy, and source and sell our products worldwide.  Our foreign sales and certain expenses are transacted in foreign currencies.  Our production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold.  Additionally, as we report currency in the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar.  The principal foreign currencies in which we conduct business are the Canadian dollar and the Euro. Approximately 12.2% of our revenues for the first six months of 2014 and 12.3% in the same period for 2013, and 31.0% of our cost of goods sold for the first six months of 2014 and 33.4% in the same period of 2013, were denominated in currencies other than the U.S. dollar.  For the six months ended June 30, 2014 and 2013, foreign exchange rate fluctuations included in other (income) expense, net resulted in a ($0.1) million and ($3.5) million translation gain, respectively.

From time to time, we enter into foreign currency forward exchange contracts and foreign currency option contracts for other than trading purposes in order to manage our exposure to foreign exchange rates - typically associated with short-term operating receivables of a Canadian subsidiary that are payable by our U.S. operations.  The terms of these contracts are generally less than a year.  Changes in the fair value of such contracts are reported in earnings in the period the value of the contract changes.  The net gain or loss upon settlement and the change in fair value of outstanding contracts is recorded as a component of other expense (income), net.  The Company did not enter into any foreign currency contracts during the six months ended June 30, 2014.  The Company entered into two foreign currency contracts during the six months ended June 30, 2013. These contracts expired unexercised during 2013.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report (June 30, 2014) (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, our principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. Our principal executive officer and principal financial officer also conducted an evaluation of our internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended June 30, 2014 that have materially affected or which are reasonably likely to materially affect Internal Control.  Based on that evaluation, there has been no such change during the quarter ended June 30, 2014. Management is currently evaluating the impact of HOLLY HUNT® on Knoll, Inc.'s internal control over financial reporting.

PART II — OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS

During the first six months of 2014, there have been no new material legal proceedings or material changes in the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 1A. RISK FACTORS

During the first six months of 2014, there were no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS

Repurchases of Equity Securities

The following is a summary of share repurchase activity during the three months ended June 30, 2014.

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

Period	Total Number of Shares Purchased		Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2014 - April 30, 2014	86,072	(2)	$17.98	86,072	$32,352,413
May 1, 2014 - May 31, 2014	38,360	(2)	$17.89	38,360	$32,352,413
June 1, 2014 - June 30, 2014	16,991	(2)	$17.84	16,991	$32,352,413
Total	141,423			141,423

(1)         There is no limit on the number or value of shares that may be purchased by us under the Options Proceeds Program.  Under our $50.0 million stock repurchase program, which was expanded by an additional $50.0 million in February of 2008, we are authorized to spend an aggregate of $100.0 million on stock repurchases.  Amounts in this column represent the amounts that remain available under the $100.0 million stock repurchase program as of the end of the period indicated.  There is no scheduled expiration date for the Option Proceeds Program or the stock repurchase program, but our board of directors may terminate either program in the future.

(2) These shares were purchased under the Options Proceeds Program.

ITEM 6.  EXHIBITS

Exhibit Number	Description

10.1	Amendment No. 5 to Employment Agreement, dated as of June 12, 2014, between Knoll, Inc. and Andrew B. Cogan
10.2	Amendment No. 1 to Employment Agreement, dated as of June 12, 2014, between Knoll, Inc. and Lynn M. Utter
10.3	Summary of Benjamin A. Pardo 2014 Compensation
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

* The Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOLL, INC.
(Registrant)

Date: August 11, 2014
	By:	/s/ Andrew B. Cogan
Andrew B. Cogan
Chief Executive Officer

Date: August 11, 2014
	By:	/s/ Craig B. Spray
Craig B. Spray
Chief Financial Officer
(Chief Accounting Officer)