Form 10-Q
period 2014-09-30
KNOLL INC
filed 2014-11-10
CIK 1011570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 6, 2014, there were 48,678,124 ,shares (including 1,258,404 shares of non-voting restricted shares) of the Registrant’s common stock, par value $0.01 per share, outstanding.

KNOLL, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
KNOLL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in thousands, except per share data)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$15,700	$12,026
Customer receivables, net	94,565	104,171
Inventories, net	138,728	96,449
Deferred income taxes	11,234	11,408
Prepaid and other current assets	22,158	12,145
Total current assets	282,385	236,199
Property, plant, and equipment, net	162,228	137,893
Goodwill	128,684	79,951
Intangible assets, net	254,539	214,695
Other non-trade receivables	3,800	4,250
Other noncurrent assets	6,231	4,346
Total Assets	$837,867	$677,334
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$10,000	$—
Accounts payable	97,477	91,378
Income taxes payable	10,425	249
Other current liabilities	91,679	76,676
Total current liabilities	209,581	168,303
Long-term debt	251,500	173,000
Deferred income taxes	76,013	75,670
Postretirement benefits other than pensions	9,066	8,908
Pension liability	21,040	5,615
Other noncurrent liabilities	30,957	17,396
Total Liabilities	598,157	448,892
Commitments and contingent liabilities
Equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 62,638,156 shares issued and 47,379,898 shares outstanding (net of 15,258,258 treasury shares) at September 30, 2014 and 61,826,778 shares issued and 47,059,458 shares outstanding (net of 14,767,320 treasury shares) at December 31, 2013	487	483
Additional paid-in capital	38,620	37,258
Retained earnings	201,908	184,799
Accumulated other comprehensive income (loss)	(1,484)	5,902
Total Knoll, Inc. stockholders' equity	239,531	228,442
Noncontrolling interests	179	—
Total Equity	239,710	228,442
Total Liabilities and Equity	$837,867	$677,334

See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$268,297	$216,898	$763,425	$631,796
Cost of sales	173,335	144,559	494,784	425,949
Gross profit	94,962	72,339	268,641	205,847
Selling, general, and administrative expenses	71,647	55,288	211,102	166,094
Restructuring charges	—	—	203	—
Operating profit	23,315	17,051	57,336	39,753
Interest expense	1,899	1,484	5,514	4,496
Other (income) expense, net	(3,294)	2,224	(3,098)	(1,273)
Income before income tax expense	24,710	13,343	54,920	36,530
Income tax expense	9,088	4,793	20,266	14,018
Net earnings	15,622	8,550	34,654	22,512
Net earnings (loss) attributable to noncontrolling interests	(31)	—	(39)	—
Net earnings attributable to Knoll, Inc. stockholders	$15,653	$8,550	$34,693	$22,512

Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$0.33	$0.18	$0.73	$0.48
Diluted	$0.33	$0.18	$0.72	$0.47
Dividends per share	$0.12	$0.12	$0.36	$0.36
Weighted-average number of common shares outstanding:
Basic	47,376,605	46,915,660	47,314,810	46,882,362
Diluted	48,072,632	47,679,422	48,032,710	47,615,305

Net earnings	$15,622	$8,550	$34,654	$22,512
Other comprehensive income (loss):
Foreign currency translation adjustment	(7,488)	4,047	(7,577)	(3,164)
Pension and other post retirement liability adjustment, net of tax	64	913	191	2,782
Total other comprehensive income (loss), net of tax	(7,424)	4,960	(7,386)	(382)
Total comprehensive income	8,198	13,510	27,268	22,130
Comprehensive earnings (loss) attributable to noncontrolling interests	(31)	—	(39)	—
Comprehensive income attributable to Knoll, Inc. stockholders	$8,229	$13,510	$27,307	$22,130

See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$34,654	$22,512
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation	11,740	11,176
Amortization expense (including deferred financing fees)	3,095	1,064
Loss on disposal of property, plant, and equipment	—	126
Unrealized foreign currency gains	(3,680)	(2,177)
Stock-based compensation	5,869	8,011
Other non-cash items	127	22
Changes in assets and liabilities, net of acquisition:
Customer receivables	10,239	15,259
Inventories	(18,595)	3,878
Accounts payable	5,046	(9,646)
Current and deferred income taxes	10,508	(2,241)
Prepaid and other current assets	(3,994)	532
Other current liabilities	(10,845)	(16,570)
Other noncurrent assets and liabilities	20,552	(597)
Cash provided by operating activities	64,716	31,349
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(31,992)	(20,486)
Purchase of business, net of cash acquired	(93,349)	—
Purchase of intangibles	(315)	(275)
Cash used in investing activities	(125,656)	(20,761)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from credit facility	692,000	206,000
Repayment of credit facility	(603,500)	(216,000)
Payment of financing fees	(1,930)	(13)
Payment of dividends	(17,015)	(16,888)
Proceeds from the issuance of common stock	2,788	2,234
Purchase of common stock for treasury	(6,412)	(2,729)
Excess tax benefit from the exercise of stock options and vesting of equity awards	210	246
Cash provided by (used in) financing activities	66,141	(27,150)
Effect of exchange rate changes on cash and cash equivalents	(1,527)	119
Increase (Decrease) in cash and cash equivalents	3,674	(16,443)
Cash and cash equivalents at beginning of period	12,026	29,956
Cash and cash equivalents at end of period	$15,700	$13,513

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

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition, and most industry-specific guidance throughout the Accounting Standards Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. The guidance permits the use of either a full retrospective or modified retrospective transition method The Company has not yet selected a transition method and is currently evaluating the impact of the amended guidance on the consolidated financial position, results of operations and related disclosures.

NOTE 2. ACQUISITIONS

On February 3, 2014, the Company acquired Holly Hunt Enterprises, Inc (HOLLY HUNT®). The acquisition advances the Company's strategy of building its global capability as a resource for high-design workplaces and homes, including the commercial contract, decorator to-the-trade and consumer markets. The aggregate purchase price for the acquisition was $95.0 million, plus certain contingent payouts of up to $16.0 million in the aggregate based on the future performance of the business. The purchase price was funded from borrowings under the Company's revolving credit facility. The Company has recorded the acquisition of HOLLY HUNT using the acquisition method of accounting and has recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The results of operations of HOLLY HUNT have been included in the Company's Studio segment beginning February 3, 2014.

The amount of net sales and net earnings that resulted from the acquisition and attributable to Knoll, Inc. stockholders included in the condensed consolidated statements of operations and comprehensive income during the three and nine months ended September 30, 2014 were as follows (in thousands):

	Three months ended September 30, 2014	Nine months ended September 30, 2014
Net sales	$29,495	$74,004
Net earnings attributable to Knoll, Inc. stockholders	$1,725	$4,833

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2. ACQUISITIONS (continued)

The following table summarizes the preliminary fair values assigned to the assets acquired and liabilities assumed as of the February 3, 2014 acquisition date (in thousands):

Working Capital (1)	$14,939
Property, plant and equipment	5,995
Intangible assets	41,786
Contingent consideration	(16,000)
Noncontrolling interests	(218)
Other liabilities	(604)
Fair value of acquired identifiable assets and liabilities	$45,898

Purchase Price	$95,000
Less: Fair value of acquired identifiable assets and liabilities	45,898
Goodwill	$49,102

(1) Working capital accounts include cash, customer receivables, inventories, prepaid expenses and other current assets, accounts payable, and other current liabilities.

These above amounts are reflective of adjustments made during the third quarter of 2014, which include a $0.8 million increase to the fair value of acquired identifiable assets and liabilities and an offsetting reduction of $0.8 million to goodwill. Additionally, these amounts are determined based on certain valuations and studies that have yet to be finalized, and accordingly, the assets acquired and liabilities assumed, as detailed above, are subject to adjustment once the detailed analyses are finalized. The goodwill recorded is deductible for income tax purposes.

The following table summarizes the preliminary fair value of intangible assets as of the acquisition date (in thousands):

	Fair Value	Weighted-Average Useful Life
Intangible assets:
Tradename	$23,479	Indefinite
Non-competition Agreements	2,440	4
Customer Relationships	15,867	10
Total intangible assets	$41,786

The Company recorded acquisition costs in its condensed consolidated statement of operations and comprehensive income, within selling, general, and administrative expenses during the nine months ended September 30, 2014 as follows (in thousands):

Nine months ended September 30, 2014
Accounting and legal fees	$435
Other	275
Total	$710

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2. ACQUISITIONS (continued)

The following unaudited pro forma summary financial information presents the operating results of the combined company, assuming the acquisition had occurred as of January 1, 2013 (in thousands):

	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Pro forma net sales	$240,428	$771,246	$699,994
Pro forma net earnings attributable to Knoll, Inc stockholders	$8,954	$35,176	$23,988

The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results that would have been attained had the acquisition occurred on January 1, 2013, nor is it indicative of results of operations for future periods. The pro forma information presented for the three months ended September 30, 2013 and nine months ended September 30, 2014 and 2013, include adjustments for acquisition costs, interest expense that would have been incurred to finance the acquisition, amortization and depreciation.

NOTE 3. INVENTORIES, NET

 Information regarding the Company's inventories is as follows (in thousands):

	September 30, 2014	December 31, 2013
Raw materials	$56,260	$49,479
Work-in-process	8,232	6,598
Finished goods	74,236	40,372
Total	$138,728	$96,449

A significant portion of the increase in inventory since December 31, 2013 is attributable to the acquisition of HOLLY HUNT. Inventory reserves for obsolescence and other estimated losses were $8.0 million and $7.2 million at September 30, 2014 and December 31, 2013, respectively, and have been included in the amounts above.

NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Information regarding the Company's other intangible assets is as follows (in thousands):

	September 30, 2014			December 31, 2013
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Indefinite-lived intangible assets:
Tradenames	$231,300	$—	$231,300	$207,821	$—	$207,821
Finite-lived intangible assets:
Various	34,215	(10,976)	23,239	15,593	(8,719)	6,874
Total	$265,515	$(10,976)	$254,539	$223,414	$(8,719)	$214,695

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET (continued)

The increase in other intangible assets from December 31, 2013 is primarily due to the acquisition of HOLLY HUNT. The Company has preliminarily allocated $18.3 million of the purchase price to finite-lived intangible assets and $23.5 million to indefinite-lived intangible assets.

Estimated annual amortization expense for the full year of 2014 and each of the next four years is as follows (in thousands):

Estimated Amortization
2014	$3,132
2015	3,289
2016	3,237
2017	3,200
2018	2,375

The changes in the carrying amount of goodwill by reportable segment are as follows (in thousands):

	Office Segment	Studio Segment	Coverings Segment	Total
Balance, as of December 31, 2013	$37,578	$5,414	$36,959	$79,951
Goodwill acquired in HOLLY HUNT acquisition	—	49,102	—	49,102
Foreign currency translation adjustment	(436)	67	—	(369)
Balance, as of September 30, 2014	$37,142	$54,583	$36,959	$128,684

NOTE 5. INCOME TAXES

The Company’s income tax provision consists of federal, state, and foreign income taxes.  The tax provisions for the three months ended September 30, 2014 and 2013 were based on the estimated effective tax rates applicable for the full years ending December 31, 2014 and 2013, after giving effect to items specifically related to the interim periods.  The Company’s effective tax rate was 36.8% for the three months ended September 30, 2014 and 35.9% for the three months ended September 30, 2013. The Company’s effective tax rate was 36.9% for the nine months ended September 30, 2014 and 38.4% for the nine months ended September 30, 2013. The tax rates for each respective period are the result of the varying rates and mix of earnings in both the countries and U.S. states in which the Company operates.

As of September 30, 2014 and December 31, 2013, the Company had unrecognized tax benefits of approximately $0.8 million.  This unrecognized tax benefit amount would affect the effective tax rate, if recognized.  As of September 30, 2014, the Company is subject to U.S. Federal income tax examinations for the tax years 2010 through 2013 and to non-U.S. income tax examinations for the tax years 2005 through 2013.  In addition, the Company is subject to state and local income tax examinations for the tax years 2005 through 2013.

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

The Company entered into one foreign currency contract during the nine months ended September 30, 2014. The Company entered into two foreign currency contracts during the nine months ended September 30, 2013. These contracts expired unexercised during 2014 and 2013. There were no outstanding derivative contracts as of September 30, 2014 and December 31, 2013.

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

Changes in the warranty reserve are as follows (in thousands):

Balance, as of December 31, 2013	$8,214
Provision for warranty claims	5,218
Warranty claims paid	(5,102)
Foreign currency translation adjustment	(33)
Balance, as of September 30, 2014	$8,297

Warranty expense for the three months ended September 30, 2014 and 2013 was $1.9 million and $1.6 million, respectively. Warranty expense for the nine months ended September 30, 2014 and 2013 was $5.2 million and $5.1 million, respectively.

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

The Amended Credit Agreement requires the Company to comply with various affirmative and negative covenants, including without limitation (i) covenants to maintain a minimum specified interest coverage ratio and maximum specified net leverage ratio, and (ii) covenants that prevent or restrict the Company’s ability to pay dividends, engage in certain mergers or acquisitions, make certain investments or loans, incur future indebtedness, engage in sale-leaseback transactions, alter its capital structure or line of business, prepay subordinated indebtedness, engage in certain transactions with affiliates and sell stock or assets. The Company was in compliance with the Amended Credit Agreement covenants at September 30, 2014.

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

In connection with the refinancing of the credit facility during the second quarter of 2014, the Company wrote off $0.3 million of unamortized deferred financing fees associated with the previous credit facility and incurred $1.9 million in new fees that will be amortized as a component of interest expense over the life of the facility.

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2014 (in thousands):

	Foreign Currency Translation Adjustment	Pension and Other Post Retirement Liability Adjustment	Total
Balance, as of December 31, 2013	$15,131	$(9,229)	$5,902
Other comprehensive income (loss) before reclassifications	(7,577)	—	(7,577)
Amounts reclassified from accumulated other comprehensive income (loss)	—	191	191
Net current-period other comprehensive income (loss)	(7,577)	191	(7,386)
Balance, as of September 30, 2014	$7,554	$(9,038)	$(1,484)

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (continued)

The following reclassifications were made from accumulated other comprehensive income (loss) to the condensed consolidated statements of operations and other comprehensive income for the three months ended (in thousands):

	September 30, 2014	September 30, 2013
Amortization of pension and other post retirement liability adjustments
Prior Service Costs (1)	$(558)	$(840)
Actuarial Losses (1)	656	2,348
Total Before Tax	98	1,508
Tax Benefit	(34)	(595)
Net of Tax	$64	$913

(1) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension costs. See Note 10 for additional information.

The following reclassifications were made from accumulated other comprehensive income (loss) to the condensed consolidated statements of operations and other comprehensive income for the nine months ended (in thousands):

	September 30, 2014	September 30, 2013
Amortization of pension and other post retirement liability adjustments
Prior Service Costs (1)	$(1,674)	$(2,520)
Actuarial Losses (1)	1,968	7,044
Total Before Tax	294	4,524
Tax Benefit	(103)	(1,742)
Net of Tax	$191	$2,782

(1) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension costs. See Note 10 for additional information.

NOTE 10. PENSIONS AND OTHER POST RETIREMENT BENEFITS

The following tables summarize the costs of the Company’s employee pension and other post retirement benefit plans for the periods indicated (in thousands):

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

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10. PENSIONS AND OTHER POST RETIREMENT BENEFITS (continued)

For the three months ended September 30, 2014, $0.9 million of pension expense was incurred in cost of sales and $0.7 million was incurred in selling, general, and administrative expenses. For the three months ended September 30, 2013, $2.2 million of pension expense was incurred in cost of sales and $1.5 million was incurred in selling, general, and administrative expenses. Due to prior years' payments in excess of minimum funding requirements, the Company does not expect to make any cash contributions to its pension plan during the remainder of fiscal 2014. As a result, the Company does not have a current liability for its pension plans as of September 30, 2014. The current liability for the Company's pension plans as of December 31, 2013 was $12.3 million.

	Pension Benefits		Other Benefits
	Nine months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Service cost	$5,202	$6,006	$18	$27
Interest cost	10,005	9,048	273	243
Expected return on plan assets	(11,808)	(10,434)	—	—
Amortization of prior service cost	9	12	(1,683)	(2,532)
Recognized actuarial loss	1,506	6,468	462	576
Net periodic benefit cost	$4,914	$11,100	$(930)	$(1,686)

For the nine months ended September 30, 2014, $2.8 million of pension expense was incurred in cost of sales and $2.1 million was incurred in selling, general, and administrative expenses. For the nine months ended September 30, 2013, $6.7 million of pension expense was incurred in cost of sales and $4.4 million was incurred in selling, general, and administrative expenses.

NOTE 11. COMMON STOCK AND EARNINGS PER SHARE

Basic earnings per share attributable to Knoll, Inc. stockholders excludes the dilutive effect of shares and potential shares and units issued under the stock incentive plans. Diluted earnings per share attributable to Knoll, Inc. stockholders includes the effect of shares and potential shares and units issued under the stock incentive plans. The following table sets forth the reconciliation from basic to diluted weighted-average number of common shares outstanding:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Weighted-average number of common shares outstanding - basic	47,377	46,916	47,315	46,882
Potentially dilutive shares resulting from stock plans	696	763	718	733
Weighted-average number of common shares outstanding - diluted	48,073	47,679	48,033	47,615
Antidilutive equity awards - Number of shares not included in the weighted-average common shares - diluted	124	164	144	164

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11. COMMON STOCK AND EARNINGS PER SHARE (continued)

Common stock activity for the nine months ended September 30, 2014 and 2013 included the repurchase of 388,938 shares for $6.4 million and 158,234 shares for $2.7 million, respectively.  Common stock activity for the nine months ended September 30, 2014 also included the exercise of 211,057 stock options for $2.8 million and the vesting of 496,191 restricted shares.  Common stock activity for the nine months ended September 30, 2013 included the exercise of 190,036 stock options for $2.2 million and the vesting of 111,630 restricted shares. During the three and nine months ended September 30, 2014, the Company granted 25,000 and 1,106,919, respectively, equity-based awards to certain employees and the Company's Board of Directors. The vesting of these awards is subject to certain service, performance or market conditions.

NOTE 12. EQUITY

The following table shows the change in equity attributable to Knoll, Inc. stockholders and noncontrolling interests during the nine months ended September 30, 2014 (in thousands):

	Equity Attributable to Knoll Inc., Stockholders	Noncontrolling Interests	Total
Balance, as of December 31, 2013	$228,442	$—	$228,442
Noncontrolling interest recognized in the acquisition of HOLLY HUNT	—	218	218
Total comprehensive income:
Net earnings (loss) attributable to Knoll, Inc. stockholders and noncontrolling interests	34,693	(39)	34,654
Pension and other post retirement liability adjustment	191	—	191
Foreign currency translation adjustment	(7,577)	—	(7,577)
Total other comprehensive income, net of tax	(7,386)	—	(7,386)
Total comprehensive income	$27,307	$(39)	$27,268
Other changes in equity:
Purchase of common stock for treasury	(6,412)	—	(6,412)
Cash dividends declared	(17,585)	—	(17,585)
Proceeds from the issuance of common stock	2,788	—	2,788
Stock-based compensation	5,869	—	5,869
Other	(878)	—	(878)
Balance, as of September 30, 2014	$239,531	$179	$239,710

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

The fair value of the Company’s long-term debt approximates its carrying value, as it is variable rate debt and the terms are comparable to market terms as of the balance sheet dates. The Company's long-term debt is classified as Level 2 in the fair value hierarchy.

Financial Instruments

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following table represents the assets and liabilities, measured at fair value on a recurring basis as of September 30, 2014 and the basis for that measurement (in thousands):

Liabilities:	Level 1	Level 2	Level 3	Total
Contingent purchase price payments related to the acquisition of HOLLY HUNT	$—	$—	$16,000	$16,000

Pursuant to the agreement governing the acquisition of HOLLY HUNT, the Company may be required to make annual contingent purchase price payments for the next three years. The payouts are based upon HOLLY HUNT reaching an annual net sales target, for each year over the next three calendar years, and are paid out by February 15 of the following calendar year. The Company classifies this as a Level 3 measurement and is required to remeasure this liability at fair value on a recurring basis. The fair value of such contingent purchase price payments was determined based upon net sales projections for HOLLY HUNT for 2014, 2015, and 2016. Excluding the initial recognition of the liability for the contingent purchase price payments and payments made to reduce the liability, any changes in the fair value would be included within selling, general and administrative expenses.

There were no assets and/or liabilities recorded at fair value on a recurring basis as of December 31, 2013.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The following table represents the assets and liabilities, measured at fair value on a nonrecurring basis as of December 31, 2013 and the basis for that measurement (in thousands):

Assets:	Level 1	Level 2	Level 3	Total
Edelman Leather Tradename(1)	$—	$—	$17,150	$17,150

(1) The Company estimated the fair value of the indefinite-life intangible asset using the relief-from-royalty method under the income approach. The Company used a royalty rate of 5% based on comparable market rates and used a discount rate of 12.7%.

In the fourth quarter of 2013, the Company completed the annual goodwill and indefinite-lived intangible assets impairment analysis and determined that the Edelman Leather Tradename was impaired. As a result, the carrying amount of the Edelman Leather Tradename was reduced from $26.1 million to $17.2 million, resulting in an impairment charge of $8.9 million. There were no assets or liabilities recorded at fair value on a nonrecurring basis as of September 30, 2014.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14. SEGMENT INFORMATION

The Company reports its segment results based on the following reportable segments: (i) Office; (ii) Studio; and (iii) Coverings. The Office segment serves corporate, government, healthcare, retail and other customers in the United States and Canada providing a portfolio of office furnishing solutions including systems, seating, storage, and KnollExtra® ergonomic accessories, and other products. The Studio segment includes KnollStudio®, Knoll Europe which sells primarily KnollStudio products, Richard Schultz® Design and HOLLY HUNT.  The KnollStudio portfolio includes a range of lounge seating; side, cafe and dining chairs; barstools; and conference, dining and occasional tables. Richard Schultz Design provides high-quality outdoor furniture. HOLLY HUNT provides high-end luxury residential furniture. The Coverings segment includes, KnollTextiles®, Spinneybeck®, Edelman® Leather and Filzfelt®. These businesses serve a wide range of customers offering high-quality textiles, felt, and leather.

The following information below categorizes certain financial information into the above-noted segments for the three and nine months ended September 30, 2014 and 2013:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
NET SALES
Office	$166,788	$150,545	$471,971	$436,095
Studio	72,236	37,701	204,271	113,370
Coverings	29,273	28,652	87,183	82,331
Total	$268,297	$216,898	$763,425	$631,796

INTERSEGMENT SALES (1)
Office	$837	$458	$1,821	$1,314
Studio	1,575	1,803	4,409	4,823
Coverings	2,438	2,578	7,851	7,343
Total	$4,850	$4,839	$14,081	$13,480

OPERATING PROFIT (2)
Office (3)	$8,351	$5,677	$15,816	$11,111
Studio	9,003	5,291	23,958	12,707
Coverings	5,961	6,083	17,562	15,935
Total	$23,315	$17,051	$57,336	$39,753

(1) Intersegment sales are presented on a cost plus basis which takes into consideration the effect of transfer prices between legal entities.
(2)  The Company does not allocate interest expense or other (income) expense, net to the reportable segments.
(3) Office operating profit includes $0.2 million of restructuring expenses incurred during the nine months ended September 30, 2014. These restructuring expenses were incurred to better utilize the Company's manufacturing capacity.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. RESTRUCTURING CHARGES
During the fourth quarter of 2013, the Company approved certain restructuring actions. These initiatives related primarily to headcount reductions in the Office segment as part of the Company's previously announced strategic supply chain transformation activities and headcount reductions in Europe in the Studio segment associated with factory overhead consolidations. As a result of these actions, the Company recorded restructuring charges of $2.7 million in the Office segment and $3.0 million in the Studio segment during the fourth quarter of 2013. These charges related to cash severance and employment termination-related expenses. Additionally, during the second quarter of 2014, $0.2 million of restructuring charges were incurred in the Office segment to better utilize the Company's manufacturing capacity. No additional charges or payments were made during the three months ended September 30, 2014. The Company does not expect any additional significant charges related to these restructuring actions in the future.

Below is a summary of the changes in the restructuring liability during 2014 (in thousands):

	Office Segment	Studio Segment	Coverings Segment	Total
Balance, as of December 31, 2013	$2,721	$2,975	$—	$5,696
Additions	203	—	—	203
Payments	(2,877)	(1,782)	—	(4,659)
Balance, as of September 30, 2014	$47	$1,193	$—	$1,240

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations provides an account of our financial performance and financial condition that should be read in conjunction with the accompanying unaudited condensed consolidated financial statements.

Forward-looking Statements

This Quarterly report on Form 10-Q contains forward-looking statements, principally in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and "Risk Factors." Statements and financial discussion and analysis contained in this Form 10-Q that are not historical facts are forward-looking statements. These statements discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to us, based on our current beliefs as well as assumptions made by us and information currently available to us. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “possible,” “potential,” “predict,” “project,” or other similar words, phrases or expressions. This includes, without limitation, our statements and expectations regarding any current or future recovery in our industry and publicly announced plans for increased capital and investment spending to achieve our long-term revenue and profitability growth goals, and our expectations with respect to leverage.  Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation: the risks described in Item 1A and Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013; changes in the financial stability of our clients or the overall economic environment, resulting in decreased corporate spending and service sector employment; changes in relationships with clients; the mix of products sold and of clients purchasing our products; the success of new technology initiatives; changes in business strategies and decisions; competition from our competitors; our ability to recruit and retain an experienced management team; changes in raw material and commodity prices and availability; restrictions on government spending resulting in fewer sales to the U.S. government, one of our largest customers; our debt restrictions on spending; our ability to protect our patents, copyrights and trademarks; our reliance on furniture dealers to produce sales; lawsuits arising from patents, copyrights and trademark infringements; violations of environmental laws and regulations; potential labor disruptions; adequacy of our insurance policies; the availability of future capital; the overall strength and stability of our dealers, suppliers, and customers; access to necessary capital; our ability to successfully integrate acquired businesses; the success of our design and implementation of a new enterprise resource planning system; and currency rate fluctuations. The factors identified above are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement. Unpredictable or unknown factors could also have material adverse effects on us. All forward-looking statements included in this Form 10-Q are expressly qualified in their entirety by the foregoing cautionary statements. Except as required under the Federal securities laws and rules and regulations of the SEC, we undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Overview

The following is a summary of our results for the three months ended September 30, 2014.

Net sales during the third quarter of 2014 were $268.3 million, an increase of $51.4 million, or 23.7%, over the third quarter of 2013. Office segment sales increased to $166.8 million, or 10.8%, during the third quarter of 2014 when compared with the prior year. Studio segment sales increased to $72.2 million, or 91.5%, when compared to the third quarter of 2014. Coverings segment sales increased to $29.3 million, or an increase of 2.1% over the prior year.

For the third quarter of 2014, gross profit as a percentage of net sales increased 200 basis points to 35.4% versus the comparable quarter of the prior year.

Operating expenses for the third quarter of 2014 were $71.6 million, or 26.7% of net sales, compared to $55.3 million, or 25.5% of net sales, for the third quarter of 2013.

Operating profit for the second quarter of 2014 was $23.3 million, an increase of $6.2 million, or 36.3%, when compared to the same period in 2013.

During the third quarter of 2014, other (income) expense was ($3.3) million, which primarily related to foreign exchange gains. During the third quarter of 2013, other (income) expense was $2.2 million, which primarily related to foreign exchange losses.

Net income was $15.6 million during the third quarter of 2014 compared to $8.6 million during the third quarter of 2013.  Diluted earnings per share attributable to Knoll, Inc. stockholders was $0.33 for the third quarter of 2014 and $0.18 for the third quarter of 2013.

During the third quarter of 2014 and 2013, cash provided by operations was $33.4 million and $15.3 million, respectively. Capital expenditures for the third quarter of 2014 totaled $14.3 million compared to $3.3 million in the comparable period for 2013. During the third quarter of 2014, the Company paid a quarterly dividend of $5.7 million, or $0.12 per share, compared to a quarterly dividend of $5.6 million, or $0.12 per share, in the third quarter of 2013.

For the three months ended September 30, 2014, the Company experienced better than industry growth and marked the third quarter in a row where sales increased across all our business segments. The continued turn of our Office segment, double-digit organic growth, and the strength of our HOLLY HUNT acquisition are combining to deliver improved financial performance.

Results of Operations

Comparison of Three and Nine Months ended September 30, 2014 and 2013

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(in thousands)
Condensed Consolidated Statement of Operations Data:
Net sales	$268,297	$216,898	$763,425	$631,796
Gross profit	94,962	72,339	268,641	205,847
Operating profit	23,315	17,051	57,336	39,753
Interest expense	1,899	1,484	5,514	4,496
Other (income) expense, net	(3,294)	2,224	(3,098)	(1,273)
Income tax expense	9,088	4,793	20,266	14,018
Net earnings	15,622	8,550	34,654	22,512

Statistical and Other Data:
Sales growth (decline) from comparable prior year	23.7%	(1.3)%	20.8%	(0.9)%
Gross profit margin	35.4%	33.4%	35.2%	32.6%

Net Sales

Net sales for the third quarter of 2014 were $268.3 million, an increase of $51.4 million, or 23.7%, from net sales of $216.9 million for the same period in the prior year. Net sales for the nine months ended September 30, 2014 were $763.4 million, an increase of $131.6 million, or 20.8%, from net sales of $631.8 million for the same period in the prior year. Quarter-to-date as of September 30, 2014 and 2013, approximately 9.6% and 12.6%, respectively, of our sales were to U.S., state, and local governmental agencies. Year-to-date as of September 30, 2014 and 2013, approximately 11.1% and 13.1%, respectively, of our sales were to U.S., state, and local governmental agencies.

Gross Profit and Operating Profit

Gross profit for the third quarter of 2014 was $95.0 million, an increase of $22.7 million, or 31.4%, from gross profit of $72.3 million for the same period in the prior year. Gross profit for the nine months ended September 30, 2014 was $268.6 million, an increase of $62.8 million, or 30.5%, from gross profit of $205.8 million for the same period in the prior year. As a percentage of net sales, gross profit increased from 33.4% for the third quarter of 2013 to 35.4% for the third quarter of 2014. As a percentage of net sales, gross profit increased from 32.6% for the nine months ended September 30, 2013 to 35.2% for the nine months ended ended September 30, 2014. The increase in gross margin during the three and nine months ended September 30, 2014 mainly resulted from the richer mix of business due to the addition of HOLLY HUNT in the first quarter of 2014.

Operating profit for the third quarter of 2014 was $23.3 million, an increase of $6.2 million, or 36.3%, from operating profit of $17.1 million for the same period in the prior year. Operating profit for the nine months ended September 30, 2014 was $57.3 million, an increase of $17.5 million, or 44.0%, from operating profit of $39.8 million for the same period in the prior year. Operating profit as a percentage of net sales increased from 7.9% in the third quarter of 2013 to 8.7% for the same period of 2014. Operating profit as a percentage of net sales increased from 6.3% for the nine months ended September 30, 2013 to 7.5% in the same period for 2014.

Interest Expense

Interest expense for the third quarter of 2014 was $1.9 million, an increase of $0.4 million from $1.5 million for the same period in the prior year.  Interest expense for nine months ended September 30, 2014 was $5.5 million, an increase of $1.0 million from $4.5 million for the same period in the prior year. The increase in interest expense is the result of additional debt incurred to purchase HOLLY HUNT in the first quarter of 2014. The weighted-average interest rate for the three and nine months ended September 30, 2014 was 2.5%. The weighted-average interest rates for the three and nine months ended September 30, 2013 were 2.7% and 2.6%, respectively.

Other (Income) Expense, net

Other (income) expense for the third quarter of 2014 was ($3.3) million, which included $3.2 million of foreign exchange gains and $0.1 million of miscellaneous income. Other (income) expense for the third quarter of 2013 was $2.2 million and related to foreign exchange losses. Other (income) expense for the nine months ended September 30, 2014 was ($3.1) million, which included $3.3 million of foreign exchange gains, $0.1 million of miscellaneous income offset by $0.3 million related to the write-off of deferred financing fees. Other (income) expense for the nine months ended September 30, 2013 was ($1.3) million and related to foreign exchange gains.

Income Tax Expense

Our effective tax rate was 36.8% for the third quarter of 2014, as compared to 35.9% for the same period in 2013.  The effective tax rate was 36.9% for the nine months ended September 30, 2014, as compared to 38.4% for the same period in 2013. The tax rates for each respective period are the result of the varying tax rates and mix of earnings in the countries and U.S. states in which we operate.

Business Segment Analysis

The below table categorizes certain financial information into our Office, Studio, and Coverings segments for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
NET SALES
Office	$166,788	$150,545	$471,971	$436,095
Studio	72,236	37,701	204,271	113,370
Coverings	29,273	28,652	87,183	82,331
Total	$268,297	$216,898	$763,425	$631,796

OPERATING PROFIT (1)
Office (2)	$8,351	$5,677	$15,816	$11,111
Studio	9,003	5,291	23,958	12,707
Coverings	5,961	6,083	17,562	15,935
Total	$23,315	$17,051	$57,336	$39,753

(1) The Company does not allocate interest expense or other (income) expense, net to the reportable segments.
(2) Office operating profit includes $0.2 million of restructuring expenses incurred during the nine months ended September 30, 2014. These restructuring expenses were incurred to better utilize the Company's manufacturing capacity.

 Office:

Net sales for the Office segment for the third quarter of 2014 were $166.8 million, an increase of $16.3 million, or 10.8%, when compared with the same period in 2013.  Net sales for the Office segment for the nine months ended September 30, 2014 were $472.0 million, an increase of $35.9 million, or 8.2%, when compared with the same period in 2013. Increased sales for the three and nine months ended September 30, 2014 in the Office segment were the result of improved commercial sales. When compared to the prior year, commercial growth for this segment for the three and nine months ended September 30, 2014 was 15.4% and 8.9%, respectively. Office segment net sales for the three and nine months ended September 30, 2014 were negatively impacted by $0.4 million and $1.5 million, respectively, due to changes in foreign exchange rates when compared to the same periods in the prior year.

Operating profit for the third quarter of 2014 for the Office segment was $8.4 million, an increase of $2.7 million, or 47.4%, when compared with the same period in 2013. Operating profit for the nine months ended September 30, 2014 for the Office segment was $15.8 million, an increase of $4.7 million, or 42.3%, when compared with the same period in 2013. As a percentage of net sales, the Office segment operating profit for the three and nine months ended September 30, 2014 was 5.0% and 3.3%, respectively. As a percentage of net sales, the Office segment operating profit for the three and nine months ended September 30, 2013 was 3.8% and 2.5%, respectively. Office operating profit for the three and nine months ended September 30, 2014 improved in comparison to the prior year as a result of the leveraging of fixed costs on higher sales.

Studio:

Net sales for the Studio segment for the third quarter of 2014 were $72.2 million, an increase of $34.5 million, or 91.5%, when compared with the same period in 2013. Net sales for the Studio segment for the nine months ended September 30, 2014 were $204.3 million, an increase of $90.9 million, or 80.2%, when compared with the same period in 2013. The increase in sales in the Studio segment for the three and nine months ended September 30, 2014 was mainly the result of the acquisition of HOLLY HUNT during the first quarter of 2014 as well as organic growth in Europe and North America. Additionally, Studio segment net sales for the three and nine months ended September 30, 2014 were positively impacted by $0.6 million and $3.6 million, respectively, due to changes in foreign exchange rates when compared to the same periods in the prior year.

Operating profit for the third quarter of 2014 for the Studio segment was $9.0 million, an increase of $3.7 million, or 69.8%, when compared with the same period in 2013. Operating profit for the nine months ended September 30, 2014 for the Studio segment was $24.0 million, an increase of $11.3 million, or 89.0%, when compared with the same period in 2013. As a percentage of net sales, the Studio segment operating profit was 12.5% and 14.1% for the third quarter ended September 30, 2014 and September 30, 2013, respectively.  As a percentage of net sales, the Studio segment operating profit was 11.7% for the nine months ended September 30, 2014, up from 11.2% for the same period in the prior year. For the three months and nine months ended September 30, 2014, Studio profits were positively impacted by improved operating margins in Europe; this improvement was negatively impacted by lower operating margins in North America.

Coverings:

Net sales for the third quarter of 2014 for the Coverings segment were $29.3 million, an increase of $0.6 million, or 2.1%, when compared with the same period in 2013.  Net sales for the nine months ended September 30, 2014 for the Coverings segment were $87.2 million, an increase of $4.9 million, or 6.0%, when compared with the same period in 2013. The increase in net sales for the Coverings segment for the three and nine months ended September 30, 2014 was the result of increased sales by our leather and felt businesses. Coverings segment net sales for the three months ended September 30, 2014 were minimally impacted by changes in foreign exchange rates compared to the same period in the prior year. Coverings segment net sales for the nine months ended September 30, 2014 were positively impacted by $0.2 million due to changes in foreign exchange rates compared to the same period in the prior year.

Operating profit for the third quarter of 2014 for the Coverings segment was $6.0 million, a decrease of $0.1 million, or 1.6%, when compared with the same period of 2013. Operating profit for the nine months ended September 30, 2014 for the Coverings segment was $17.6 million, an increase of $1.7 million, or 10.7%, when compared with the same period in 2013. As a percentage of net sales, the Coverings segment operating profit was 20.5% for the third quarter ended September 30, 2014 and 21.3% for the third quarter ended September 30, 2013. As a percentage of net sales, the Coverings segment operating profit was 20.2% for the nine months ended September 30, 2014 and 19.3% for the same period in the prior year. For the three months ended September 30, 2014, our leather businesses experienced improved operating margins; this improvement was offset by margin erosion in our textiles business. For the nine months ended September 30, 2014, operating profits were improved in both our leather and felt businesses; our textiles business operating margin remained consistent with the prior year.

Liquidity and Capital Resources

The following table highlights certain key cash flows and capital information pertinent to the discussion that follows:

	Nine Months Ended
	September 30, 2014	September 30, 2013
	(in thousands)
Cash provided by operating activities	$64,716	$31,349
Capital expenditures	(31,992)	(20,486)
Purchase of a business, net of cash acquired	(93,349)	—
Cash used in investing activities	(125,656)	(20,761)
Proceeds from credit facility	692,000	206,000
Repayment of credit facility	(603,500)	(216,000)
Payment of dividends	(17,015)	(16,888)
Proceeds from the issuance of common stock	2,788	2,234
Purchase of common stock for treasury	(6,412)	(2,729)
Cash provided by (used in) financing activities	66,141	(27,150)

Historically, we have carried significant amounts of debt, and cash generated by operating activities has been used to fund working capital, capital expenditures, repurchase shares, pay quarterly dividends, and make payments of principal and interest on our indebtedness.  Our capital expenditures are typically for new product tooling and manufacturing equipment.  These capital expenditures support new products and continuous improvements in our manufacturing processes. In addition, continued expenditures related to our technology infrastructure upgrades with the implementation of a new enterprise resource planning system and investments and initiatives related to our supply chain transformation increased capital spending through September 30, 2014 when compared with the same period in the prior year. Moreover, in February 2013, we announced a three-year plan of strategic investments and initiatives intended to enable us to achieve our longer-term revenue and profitability goals.

For the nine months ended September 30, 2014, net cash provided by operations was $64.7 million, of which $51.8 million was provided by net income plus non-cash items and $12.9 million of favorable changes in operating assets and liabilities.  For the nine months ended September 2013, net cash provided by operations was $31.3 million, of which $40.7 million was provided by net income plus non-cash items, offset by $9.4 million of unfavorable changes in assets and liabilities.

For the nine months ended September 30, 2014, we used available cash, including $64.7 million of net cash from operating activities, to fund $32.0 million in capital expenditures, make dividend payments to shareholders totaling $17.0 million, repurchase $6.4 million of common stock for treasury, and fund working capital. During the nine months ended September 30, 2014, we also used cash of $93.3 million, net of cash acquired, in order to fund the acquisition of HOLLY HUNT. Total cash (used in) / provided by investing and financing activities was ($125.7) million and $66.1 million, respectively, for the nine months ended September 30, 2014.

For the nine months ended September 30, 2013, we used available cash, including $31.3 million of net cash from operating activities, to fund $20.5 million in capital expenditures, fund dividend payments to shareholders totaling $16.9 million, repurchase $2.7 million of common stock for treasury, and fund working capital. Total cash used in investing and financing activities was $20.8 million and $27.2 million, respectively, for the nine months ended September 30, 2013.

We use our revolving credit facility in the ordinary course of business to fund our working capital needs and, at times, make significant borrowings and repayments under the facility depending on our cash needs and availability at such time.  As of September 30, 2014 and December 31, 2013, there was $261.5 million and $173.0 million, respectively, outstanding under the facility.  Borrowings under the revolving credit facility may be repaid at any time, but no later than May 2019.

Our revolving credit facility requires that we comply with two financial covenants: our consolidated leverage ratio, defined as the ratio of total indebtedness to consolidated EBITDA (as defined in our credit agreement) and our consolidated interest coverage ratio, defined as the ratio of our consolidated EBITDA (as defined in our credit agreement) to our consolidated interest expense.  Our leverage ratio cannot exceed 4.5 to 1.0 at the end of the third and fourth fiscal quarters of 2014 under our credit facility agreement. Thereafter, the leverage ratio cannot exceed 4.0 to 1.0. Our consolidated interest coverage ratio cannot be less than 3.0 to 1.0 as of the end of any fiscal quarter. We are also required to comply with various other affirmative and negative covenants including, without limitation, covenants that prevent or restrict our ability to pay dividends, engage in certain mergers or acquisitions, make certain investments or loans, incur future indebtedness, make significant capital expenditures, engage in sale-leaseback transactions, alter our capital structure or line of business, prepay subordinated indebtedness, engage in certain transactions with affiliates and sell stock or assets. Two full quarters after the HOLLY HUNT acquisition, our bank leverage ratio is 2.73.

The following table reconciles net income to adjusted EBITDA and computes our bank leverage calculation as of September 30, 2014. Adjusted EBITDA, as used in our bank leverage calculation, is a non-GAAP financial measure that adjusts net income and excludes certain expenses. The bank leverage calculation is in accordance with our Second Amended and Restated Credit Agreement dated May 20, 2014.

September 30, 2014
(in millions)
Debt Levels (1)	$283.7
LTM Net Income	39.1
LTM Adjustments
Interest	6.3
Taxes	21.7
Depreciation and Amortization	18.6
Non-cash items (2)	18.1
LTM Adjusted EBITDA (3)	$103.8
Bank Leverage Calculation (4)	2.73

(1) - Outstanding debt levels include outstanding letters of credit and guarantee obligations. Excess cash over $15.0 million reduces outstanding debt per the terms of our credit facility, a copy of which was filed with the Securities and
Exchange Commission on May 21, 2014.
(2) - Non-cash items include, but are not limited to, stock-based compensation expenses and unrealized gains and losses on foreign exchange, an intangible asset impairment charge, and restructuring charges.
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

Contractual Obligations

Contractual obligations associated with our ongoing business will result in cash payments in future periods.  A table summarizing the amounts and timing of these future cash payments was previously provided in the Company's Form 10-K filing for the fiscal year ended December 31, 2013 and an updated version of this table as of September 30, 2014 is provided below.

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(in thousands)
Long-term debt and short-term borrowings (a)	$15,351	$33,228	$245,066	$—	$293,645
Operating leases	23,355	41,846	34,014	42,988	142,203
Purchase commitments	9,557	358	—	—	9,915
Pension and post retirement plan obligations (b)	1,155	—	—	—	1.155
Other long-term liabilities (c)	5,000	11,000			16,000
Total	$54,418	$86,432	$279,080	$42,988	$462,918

(a) Contractual obligations for long-term debt and short-term borrowings include principal and interest payments. Interest payments have been computed based on an estimated variable interest rate as of September 30, 2014. The estimated variable interest rate is based on the Company's expected consolidated leverage ratio and the forecasted LIBOR rate for each period presented. The computation of interest, as included in the above table, is based on our Amended Credit Agreement, dated May 20, 2014.
(b) Due to the uncertainty of future cash outflows, contributions to the pension and other post retirement benefit plans beyond one year have been excluded from the table above.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We provided a discussion of our market risk in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2013. During the first nine months of 2014, there were changes in our market risk associated with our new credit facility. These changes in market risk are reflected in the information below. This discussion should be read in conjunction with Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2013.

During the normal course of business, we are routinely subjected to market risk associated with interest rate movements and foreign currency exchange rate movements. Interest rate risk arises from our debt obligations and foreign currency exchange rate risk arises from our non-U.S. operations and purchases of inventory from foreign suppliers.

We also have risk in our exposure to certain materials and transportation costs.  Steel, leather, textiles, wood products and plastics are all used in the manufacturing of our products. During the nine months ended September 30, 2014, there was minimal change in material and transportation costs when compared with the same period in the prior year. We continue to work to offset price changes in raw materials and transportation through our global sourcing initiatives, cost improvements and price increases to our products.

Interest Rate Risk

We have variable-rate debt obligations that are denominated in U.S. dollars.  A change in interest rates impacts the interest incurred and cash paid on our variable rate debt obligations.

In the past, we have used interest rate swaps and cap agreements for other than trading purposes in order to manage our exposure to fluctuations in interest rates on our variable-rate debt.  We will continue to review our exposure to interest rate fluctuations and evaluate whether we should manage such exposure through derivative instruments.

Our annualized weighted-average rate of interest for the nine months ended September 30, 2014 was 2.5%.  Our annualized weighted-average rate of interest for the same period of 2013 was 2.6%.
The following table summarizes our market risks associated with our debt obligations as of September 30, 2014. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by year of maturity.

	2014	2015	2016	2017	2018	Thereafter	Total
	(in thousands)
Rate-Sensitive Liabilities
Long-term Debt:
Variable Rate	$2,500	$10,000	$10,000	$10,000	$10,000	$219,000	$261,500
Average Interest Rate	1.98%	1.90%	2.48%	3.35%	3.61%	3.86%	2.86%

The fair value of the Company’s long-term debt approximates its carrying value, as the variable rate debt and the associated terms are comparable to market terms as of the balance sheet date.

For each period presented, the average interest rate is based on an estimated variable interest rate as of September 30, 2014. The estimated variable interest rate is based on the Company's expected consolidated leverage ratio and the forecasted LIBOR rate for each period presented. The computation of interest, as included in the above table, is based on our Amended Credit Agreement, dated May 20, 2014.
An increase in our effective interest rate of 1% would increase annual interest expense by approximately $2.4 million. We will continue to review our exposure to interest rate fluctuations and evaluate whether we should manage such exposures through derivative transactions.

Foreign Currency Exchange Rate Risk

We manufacture our products in the United States, Canada and Italy, and source and sell our products worldwide.  Our foreign sales and certain expenses are transacted in foreign currencies.  Our production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold.  Additionally, as we report currency in the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar.  The principal foreign currencies in which we conduct business are the Canadian dollar and the Euro. Approximately 11.7% of our revenues during the first nine months of 2014 and 12.7% in the same period for 2013, and 30.4% of our cost of goods sold during the first nine months of 2014 and 33.6% in the same period of 2013, were denominated in currencies other than the U.S. dollar.  For the nine months ended September 30, 2014 and 2013, foreign exchange rate fluctuations included in other (income) expense, net resulted in $3.3 million and $1.3 million of translation gains, respectively.

From time to time, we enter into foreign currency forward exchange contracts and foreign currency option contracts for other than trading purposes in order to manage our exposure to foreign exchange rates - typically associated with short-term operating receivables of a Canadian subsidiary that are payable by our U.S. operations.  The terms of these contracts are generally less than a year.  Changes in the fair value of such contracts are reported in earnings in the period the value of the contract changes.  The net gain or loss upon settlement and the change in fair value of outstanding contracts is recorded as a component of other expense (income), net.  The Company entered into one foreign currency contract during the nine months ended September 30, 2014. The Company entered into two foreign currency contracts during the nine months ended September 30, 2013. These contracts expired unexercised during 2014 and 2013. There were no outstanding derivative contracts as of September 30, 2014 and December 31, 2013.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report, September 30, 2014 (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, our principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. Our principal executive officer and principal financial officer also conducted an evaluation of our internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended September 30, 2014 that have materially affected or which are reasonably likely to materially affect Internal Control.  Based on that evaluation, there has been no such change during the quarter ended September 30, 2014. Management is currently evaluating the impact of HOLLY HUNT on Knoll, Inc.'s internal control over financial reporting.

PART II — OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS

During the first nine months of 2014, there have been no new material legal proceedings or material changes in the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 1A. RISK FACTORS

During the first nine months of 2014, there were no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS

Repurchases of Equity Securities

The following is a summary of share repurchase activity during the three months ended September 30, 2014.

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

Period	Total Number of Shares Purchased		Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2014 - July 31, 2014	—		$—	—	$32,352,413
August 1, 2014 - August 31, 2014	3,440	(2)	$18.56	3,440	$32,352,413
September 1, 2014 - September 30, 2014	6,447	(2)	$18.66	6,447	$32,352,413
Total	9,887			9,887

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

* The Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOLL, INC.
(Registrant)

Date: November 10, 2014
	By:	/s/ Andrew B. Cogan
Andrew B. Cogan
Chief Executive Officer

Date: November 10, 2014
	By:	/s/ Craig B. Spray
Craig B. Spray
Chief Financial Officer
(Chief Accounting Officer)