Form 10-K
period 2014-12-31
KNOLL INC
filed 2015-03-02
CIK 1011570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐    No ☒
As of June 30, 2014, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $802,977,000 based on the closing sale price as reported on the New York Stock Exchange.
As of February 27, 2015, there were 48,953,279 shares (including 1,092,074 shares of non-voting restricted shares) of the Registrant's common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement for its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this report on Form 10-K to the extent stated therein.

PART I
ITEM 1. BUSINESS
General
We are a leading designer and manufacturer of furnishings, textiles and fine leathers for the workplace and home. For over a decade, we have been building a diversified design-driven product portfolio and flexible business model that can perform in various business cycles. Our commitment to innovation and modern design has yielded a comprehensive portfolio of products designed to provide enduring value and help clients shape their workplaces and homes with imagination and vision. Our products are recognized for high quality and a sophisticated image and are targeted at the middle to upper end of the market. We sell our products primarily through a direct sales force, showrooms, and a broad network of independent dealers.
For 77 years, our clients have come to us for help, knowledge and products to create inspired interiors. We have a history and reputation for design leadership, quality and innovation in both the contract and residential markets. Our relentless focus towards designing Knoll to solve for these two clear segments with global potential continues. This strategy has and will continue to substantively diversify our sources of revenues and profits.
In February 2014, we furthered our strategic ambition to expand our position in the high-design, high-margin residential space with the acquisition of Holly Hunt Enterprises. This acquisition while immediately financially accretive also provides us considerable scale to build upon in the residential market and will be a platform for future growth. While the Holly Hunt acquisition was certainly a highlight in 2014, it did not distract us from our continued efforts to grow and improve the profitability of our Office segment. Our Office sales and marketing teams dedicated 2014 to presenting our perspective on moving the workplace forward. r/evolution workplace™ is our platform that acknowledges that there is no one office of the future and that the twenty-first century workplace poses only one constant: change. r/evolution workplace™ illustrates the freedom and opportunity commercial, healthcare, education and government organizations have to reimagine the workplace by exploring distinct planning approaches that address real estate, technology and people’s needs. We supported this planning approach to high performance workplaces with the introduction of 2014 Best of NeoCon award-winning designs, including the technologically advanced Remix™ chair collection by Formway Design and the Antenna® Telescope™ height-adjustable desks. r/evolution workplace™ along with our supply chain transformation investments and warehouse consolidation efforts fueled the Office segment sales to grow by almost 10% in 2014 with 110 basis point improvement in operating margin.
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
Our management evaluates the company as three reporting segments: (i) Office; (ii) Studio; (iii) and Coverings. The Office segment includes systems, seating, storage, tables, desks and KnollExtra® ergonomic accessories as well as the international sales of our North American Office products. The Studio segment includes our KnollStudio® division, the Company's European subsidiaries which primarily sell KnollStudio products, Richard Schultz® Design and, as of February 3, 2014, Holly Hunt Enterprises, Inc. The KnollStudio portfolio includes a range of lounge seating, side, café and dining chairs, barstools as well as conference, dining and occasional tables. Richard Schultz® Design provides high-quality outdoor furniture. Known for style and quality, HOLLY HUNT® produces and showcases custom made product including indoor and outdoor furniture, lighting, rugs, textiles and leathers. The Coverings segment includes KnollTextiles®, Spinneybeck® (including Filzfelt®), and Edelman® Leather. These businesses serve a wide range of customers offering high-quality textiles, felt, and leather. When we refer to our "specialty" products or businesses in this report, we are referring to our Studio and Coverings segments. See below for a further discussion of the individual businesses within each segment.
For further information regarding our segments, see Note 19 in the accompanying financial statements.
All trademarks used in this annual report on Form 10-K that are not owned by us or our affiliates are the property of their respective owners.

Products
We offer a comprehensive and expanding portfolio of high-quality furniture, textiles and leathers across five product categories: (i) office systems, which are typically modular and movable workspaces with functionally integrated panels or table desks, worksurfaces, pedestals and other storage units, power and data systems and lighting; (ii) office seating; (iii) files and storage; (iv) desks, casegoods and tables; and (v) specialty products, including high-image side chairs, sofas, desks and tables for the office and home, textiles, accessories, leathers and related products. Historically, we have derived most of our revenues from office systems and from specialty products including our KnollStudio collection of signature design classics furnishings, KnollTextiles fabrics, Spinneybeck leathers, and Edelman leathers. However, in recent years, we have significantly expanded our product offerings in seating, files and storage, casegoods and tables and have reduced our dependence on office systems by further growing our specialty businesses, which includes the addition of HOLLY HUNT product offerings.
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
Our principal systems furniture product lines include the following panel, technology wall and desk-based planning models:
Antenna® Workspaces
Introduced in 2010, Antenna Workspaces by Masamichi Udagawa and Sigi Moeslinger, principals of Antenna Design, is a new approach to workplace design that reflects the freedom and mobility people seek in today's office. Antenna Workspaces consider the growing variety of settings where work takes place and blends desks, tables, storage units and screens to create intuitive solutions for individuals and groups. In the process, Antenna Workspaces suggests connections and boundaries between diverse work areas and establishes a new way to shape space, simplifying transitions between individual and group work. Antenna Workspaces has received recognition for its novel approach to office planning, including in 2010, at NeoCon®, our national industry tradeshow, a Best of NeoCon® innovation award. Recent product additions expanded the reach of the system to accommodate activity spaces — workplaces that provide multiple opportunities for engagement among individuals and groups over a broad spectrum of formality, flexibility, privacy and scale. In 2014, we introduced Antenna® TelescopeTM, a height-adjustable desk system that combines the healthful ergonomics of sit-to-stand adjustment with the planning efficiency of benching.
Reff® Profiles
In 2010, Reff Profiles debuted, building on the Reff flagship wood systems platform. Throughout its history, Reff has combined the high performance capabilities of panel-based systems furniture with the refined elegance of wood casegoods, showcasing sophisticated all-wood construction and precisely crafted detail. Reff Profiles extends those capabilities, with new aesthetic options, enhanced storage for materials and technology, and simple user access to power and data needs. Reff Profiles is available in an extensive range of veneers, laminates, glass, and metal options that can be used interchangeably in private offices and as freestanding or panel-based furnishings for the open office. Reff Profiles lines has expanded with a series of tables, credenzas and bookcases for meeting spaces and in 2013 and 2014 the line expanded again with new components designed to facilitate collaboration as well as support the open-office environment including a media enclave capable of supporting multiple technology platforms/needs; locker, bookcase and credenza storage; and several new table and desk options.

AutoStrada®
Introduced in 2004, AutoStrada is one of the most comprehensive office concepts that we have developed. AutoStrada provides aesthetic and functional alternatives to traditional panel-based and desk-based systems furniture with four planning models that combine high-performance furniture with the look of custom millwork. The AutoStrada spine-based, storage-based, wall-based and collaborative/open table planning models leverage a consistent design aesthetic to create a distinctively modern aesthetic in both open plan and private office environments. Whether an office requires a high-performance open-plan system, architectural casegoods, progressive private office furniture or a collaborative "big table" concept, AutoStrada provides a solution. In 2004, AutoStrada received a silver Best of NeoCon® award.
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
Key client criteria in work chair selection include superior ergonomics, aesthetics, comfort, quality and affordability, all of which are consistent with our strengths and reputation. We believe that we offer an excellent and fully competitive line-up of chairs at a range of price points and performance levels that are constructed from varying materials, including mesh, polymers, and upholstery. In 2013, we introduced Toboggan®, a playful, yet practical solution for focused, shared or team work in an increasingly social and mobile workplace. A sled-based chair desk for collaborative and learning environments, Toboggan makes clever use of shape and scale to allow users to shift 360 degrees in the seat, with the back serving as backrest, armrest or impromptu tablet worksurface.
In 2014, we introduced RemixTM, a new collection of chairs by Formway Design, the New-Zealand-based designers of the Generation by Knoll® family of chairs. Inspired by the idea of bringing pre-existing elements together to make something entirely new, Remix pairs upholstered comfort with innovative Flex Net Matrix™ technology for active, all day support. By combining traditional and innovative elements, Remix infuses movement and unexpected performance into a familiar upholstered form.

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
ReGeneration by Knoll®, a general purpose task chair, extends the themes of Generation by Knoll®, to support the user simply and efficiently. Doing more with less, ReGeneration provides continuous support and comfort throughout the day. The chair's efficient structure required re-examining every detail and innovating in the use of sustainable material. As a result, the chair is lightweight, both visually and physically. The chair has been lauded in Cool Hunting, Wired.com, TreeHugger, and other design, technology, and environmental blogs.
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
The family of Essentials™ work chairs, introduced in 2005-07, offers the ergonomic comfort and appeal of fully upholstered task chairs at a significant value. Essentials work chairs' Pro™, Tech™, and Sport™ models offer a comprehensive range of four task and two side chairs suitable to any office style from the traditional to the progressive.
Toboggan® is a playful, yet practical solution for focused, shared or team work in an increasingly social and mobile workplace. A sled based chair desk for collaborative and learning environments, Toboggan makes clever use of shape and scale to allow users to shift 360 degrees in the seat, with the back serving as backrest, armrest or impromptu tablet worksurface. A bench, perch and pull-up table complete the Toboggan® line.
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
The range of files and storage completes our product offering, allowing clients to address all of their furniture needs with us, especially in competitive bid situations where Knoll office systems, seating, tables and desks have been specified. The breadth of the product line also enables our dealers to offer stand-alone products to businesses with smaller storage requirements.
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
Desks and Tables
We offer collections of adjustable tables as well as meeting, conference, training, dining, and café tables for large-scale projects and stand-alone desks and table desks. These items are also sold as stand-alone products through our Knoll dealers to businesses with smaller requirements.
Our Tone™, Upstart® and Antenna® Simple Tables product lines include adjustable, work, meeting, conference and training tables. These product lines range from independent tables to tables suitable for workstations that support individual preferences to plannable desks that can be linked together to reshape larger work areas. In 2014, we introduced ToneTM, a comprehensive collection of height-adjustable tables designed to be compatible with the Dividends Horizons, Antenna Workspaces, and Reff Profiles office systems. ToneTM features a wide range of support and adjustment options that integrate seamlessly with Knoll open plan, private office and Activity Spaces furniture or plan independently to create flexible work areas. We also expanded the Reff Profiles product line with a series of meeting tables as well as enhanced the signature LSM Conference Table Collection for KnollStudio.
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
The Office segment accounted for approximately 62.5% of our sales in 2014, 69.5% of our sales in 2013, and 71.7% of our sales in 2012.
Studio Segment:
KnollStudio, well-known for the Barcelona®, Saarinen, and Bertoia collections, is a renowned source for classic modern furniture and spirited new designs of unparalleled quality for the workplace, home, hotels, restaurants as well as government and educational institutions. The KnollStudio portfolio includes a range of lounge seating; side, café and dining chairs; barstools; and conference, dining and occasional tables.
KnollStudio has a long history of working with celebrated architects and designers from around the world, including Ludwig Mies van der Rohe, Marcel Breuer, Eero Saarinen, Isamu Noguchi, Warren Platner, Frank Gehry, Maya Lin, Jens Risom, Kazuhide Takahama, and Ross Lovegrove. In addition, KnollStudio manufactures a collection of original furniture designs by Florence Knoll.
In 2014, KnollStudio introduced k.lounge, a soft seating series with 11 configurable lounge elements that bridge the gap between object-based furniture and plannable lounge system. k.lounge pieces can stand on their own for free placement or be configured in a myriad of ways to define work/lounge areas within open plan workspaces.

The Washington Collection for Knoll transforms David Adjaye’s architectural and sculptural vision into accessible objects for the home and office. The collection consists of two cantilevered side chairs, a club chair, an ottoman, a side table and a monumental bronze coffee table.
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
In 2014, we acquired the Chicago-based luxury design brand HOLLY HUNT. The acquisition advances the Knoll strategy of building our global capability as a go-to resource for high-design workplaces and homes, including the commercial contract, decorator to-the-trade and consumer markets and is included in the Studio segment. Like our co-founder Florence Knoll, Holly Hunt is one of the icons of our industry who consistently elevates the level of design in her chosen markets. Founded in 1983, HOLLY HUNT has grown into the premier high-design residential showroom resource and provider of furnishings, lighting, textiles and leathers for architects and interior designers.
The Studio segment also includes our Richard Schultz product line of outdoor furniture for the residential, hospitality, and contract office furniture markets.
The Studio segment accounted for approximately 26.6% of our sales in 2014, 17.9% of our sales in 2013, and 16.4% of our sales in 2012.
Coverings Segment:
Our Coverings segment consists of (i) KnollTextiles, (ii) Spinneybeck Leather (including Filzfelt products), and (iii) Edelman Leather.
KnollTextiles was established in 1947 to create high-quality textiles for Knoll furniture. KnollTextiles offers upholstery, panel fabrics, wallcoverings and drapery that harmonize color, pattern and texture and offers products for corporate, hospitality, healthcare and residential interiors. KnollTextiles products are used in the manufacture of Knoll furniture and are sold to clients for use in other manufacturers' products. In 2014, KnollTextiles introduced six collections across various categories and price points. The Empire Collection encompassed a total of nine patterns including high-performance upholstery and a trio of vinyl wallcoverings by guest designer Kari Pei. The Spirit Collection included six upholsteries, two privacy curtains for healthcare, a panel fabric and a wallcovering. The Zest Collection encompassed five patterns including upholstery, panel fabric and wallcovering. The division also introduced two collections for Knoll Luxe targeting high-end hospitality and residential clients. The first introduction by Dorothy Cosonas included two foundation draperies and four classic upholsteries. The second was the Maria Cornejo for Knoll Luxe Collection, the latest textile fashion collaboration for Knoll with a total of six patterns (4 upholstery and two drapery).

KnollTextiles continues to extend its distribution to reach new customers, notably through a KnollTextiles showroom in New York City's D&D building and e-commerce through the knolltextiles.com website. Additionally, KnollTextiles has collaborated with HOLLY HUNT to distribute its textiles to residential clients, starting with its Dallas showroom. The company also continues to win awards for its design excellence including Best of NeoCon® awards for eleven years running.
Spinneybeck Enterprises, Inc., or Spinneybeck, our wholly owned subsidiary, offers leathers and related products, including leather rugs and wall panels. Spinneybeck supplies high-quality upholstery leather for use on Knoll furniture and for sale directly to clients, including other office furniture manufacturers, hospitality, upholsterers, aviation, custom coach and boating manufacturers.
In 2013, Spinneybeck introduced a decorative micro-perforated foil inlay to its popular Lucente leather; Wave — the first pattern in a collection of shaped wall panels; architectural screen options; and a leather wrapped top option for a range of sizes in the classic Saarinen table.
Filzfelt, a division of Spinneybeck, distributes German-milled 100% wool design felt in 63 colors and five thicknesses and offers a wide range of felt products and full custom capabilities. A biodegradable and renewable material, wool felt is naturally moisture resistant, self-extinguishing, non-directional, available in lightfast and water resistant colors, and provides thermal and acoustic insulation. We acquired the Filzfelt business on December 30, 2011.
Edelman Leather LLC, or Edelman, our wholly owned subsidiary, supplies fine leathers to residential, hospitality, aviation and contract office furniture markets. Edelman, offers a broad residential showroom network where designers and retail consumers can sample our products.
The Coverings segment accounted for approximately 10.9% of our sales in 2014, 12.6% of our sales in 2013, and 11.9% of our sales in 2012.
Product Design and Development
Our design philosophy reflects a historical commitment to partnering with preeminent industrial designers and architects to commercialize products that meet evolving workplace and residential needs. By combining designers' creative vision with our commitment to innovative materials and technologically advanced processes, we continue to generate strong demand while cultivating brand loyalty among target clients. Our enviable history of nurturing design provides for relationships that attract the world's leading designers. In addition, these collaborations are consistent with our commitment to a lean organization and incentive-based compensation, by utilizing a variable royalty-based fee as opposed to the fixed costs typically associated with a larger in-house design staff.
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
Research and development expenses, which are expensed as incurred, were $19.2 million for 2014, $17.8 million for 2013, and $15.3 million for 2012.
Sales and Distribution
We generate sales with our direct sales force and a network of independent dealers (primarily in the Office segment), who jointly market and sell our products. We generally rely on these independent dealers to also provide a variety of important specification, installation and after-market services to our clients. Our dealers generally operate under short-term (one to three year), non-exclusive agreements. Our Studio and Coverings segments market and sell products with their own internal sales force that often work closely with our Office sales force. We also sell our Studio products through a network of independent retailers. HOLLY HUNT and Edelman both operate a network of showrooms to market and sell their products.

Our clients are typically Fortune 1000 companies, governmental agencies and other medium-to-large sized organizations in a variety of industries including financial, legal, accounting, education, healthcare and hospitality. Our Coverings segment also markets and sells products to private aviation, marine and luxury coach industries. Our direct sales force and independent dealers in North America work in close partnership with clients and design professionals to specify distinctive work environments. Our direct sales representatives, in conjunction with the independent dealers, sell to and call directly on key clients. Our independent dealers also call on many other medium and small sized clients to provide seamless sales support and client service. We have an over $11.1 billion installed base of office systems, which provides a strong platform for recurring and add-on sales. "Installed base" refers to the amount of office systems product we have sold in North America during the previous fifteen years.
Our products and knowledgeable sales force have generated strong brand recognition and loyalty among architects, designers and corporate facility managers, all of whom are key decision-makers in the furniture purchasing process. Our strong relationships with architects and design professionals help us stay abreast of key workplace trends and position us to better meet the changing needs of clients. For example, we have invested in training all of our architect and designer specialists as Leadership in Energy and Environmental Design ("LEED®") accredited professionals to help clients better address environmental issues that arise in the design of the workplace.
We have aligned our sales force to target strategic areas of opportunity to include global accounts, health care, higher education and others. We have also placed sales representatives and technical specialists into certain dealerships to support programs such as Knoll Essentials, which is described below.
In addition to coordinating sales efforts with the sales representatives, our dealers generally handle project management, installation and maintenance for client accounts after the initial product selection and sale. Although many of these dealerships also carry products of other manufacturers, they have agreed not to act as dealers for our principal direct competitors. We have not experienced significant dealer turnover. Our dealers' substantial commitment to understanding our product lines, and their strong relationships with us, serve to discourage dealers from changing vendor affiliations. We are not significantly dependent on any one dealer, the largest of which accounted for approximately 4.3%, 6.6%, and 6.7%, of our North American sales in 2014, 2013, and 2012, respectively.
We provide product and selling skills training for our sales force and dealer sales representatives. In addition, part of our commitment to building relationships with our dealer sales representatives, we introduced the Knoll Essentials program in January 2004. Knoll Essentials is a catalog program developed in response to dealer requests for a consolidated, user-friendly selling tool for day-to-day systems, seating, storage, and accessory products. The Knoll Essentials program includes dealer incentives to sell our products. We also employ a dedicated team of dealer sales representatives to work with our dealerships.
Sales to U.S., state and local government agencies aggregated approximately 11.3% of our consolidated sales in 2014. The U.S. government typically can terminate or modify any of its contracts with us either for its convenience or if we default by failing to perform under the terms of the applicable contract.
Manufacturing and Operations
Our East Greenville, Pennsylvania site manufactures Office and Studio products. Textiles are also warehoused at our East Greenville, Pennsylvania site. Chicago, Illinois, Dallas, Texas, and Foligno and Graffignana, Italy locations supply our Studio products. Our locations at Grand Rapids, Michigan, Muskegon, Michigan, and Toronto, Canada also manufacture Office products. We manufacture and assemble products to specific customer order and operate all facilities under a philosophy of continuous improvement, lean manufacturing and efficient asset utilization.
In 2010, we initiated a plan to better utilize our North American manufacturing capacity, eliminate duplication of capabilities, and reduce associated costs. We continue to look for ways to ensure that our manufacturing capabilities match our supply chain strategy providing the most value for Knoll. In 2013, our supply chain team continued its lean journey by launching a comprehensive three-year transformation strategy designed to make our supply chain operations more efficient, flexible and competitive. In 2014, Supply Chain Operations completed year two of a three year transformation strategy. State of the art veneering and laminate worksurface manufacturing equipment were installed at East Greenville and Toronto manufacturing sites. The result of these projects will improve customer responsiveness, quality, and significantly improve productivity.
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
In 2012, we completed certification of certain products to the level™ Sustainable Certification. All of the products certified received level 3 certification, the highest certification available. The "level™ standard" is a voluntary product standard developed by our industry trade association, BIFMA, the Business and Institutional Furniture Manufacturers Association, to support safe, healthy, and sustainable workplace environments.
The operations for our two leather businesses, Spinneybeck and Edelman, are located in Getzville, New York and New Milford, Connecticut, respectively. Principal operations for KnollTextiles are in East Greenville, Pennsylvania. HOLLY HUNT's operations are primarily located in Chicago, Illinois.

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
The purchasing function in North America is centralized at the East Greenville facility for Office, Studio, and Textiles. This centralization, and the close relationships with our primary suppliers, has enhanced our ability to realize purchasing economies of scale and implement "just-in-time" inventory practices. Steel, lumber, paper, paint, plastics, laminates, particleboard, veneers, glass, fabrics, leathers, upholstery filling material, aluminum extrusions and castings are used in our manufacturing process. Both domestic and overseas suppliers of these materials are selected based upon a variety of factors, with the price and quality of the materials and the supplier's ability to meet delivery requirements being primary factors in such selection. We do not generally enter into long-term supply contracts and, as a result, we can be vulnerable to fluctuations in the prices for these materials. No supplier is the only available source for a particular component or raw material. However, because of the specialization involved with some of our components, it can take a significant amount of time, money and effort to move to an alternate source.
Competition
The markets in which we compete are highly competitive. We compete on the basis of (i) product design, including performance, ergonomic and aesthetic features; (ii) product quality and durability; (iii) relationships with clients, architects and designers; (iv) strength of dealer and distributor network; (v) on-time delivery and service performance; (vi) commitment to environmental standards by offering products that help clients achieve LEED® certified facilities and minimize environmental impact; and (vii) price. We estimate that we had an approximate 10.7% market share in the U.S. office furniture market in 2014.
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

Patents and Trademarks
We consider securing and protecting our intellectual property rights to be important to the business. We own approximately 54 active U.S. utility patents on various components used in our products and systems and approximately 89 active U.S. design patents. We also own approximately 357 patents in various foreign countries. The scope and duration of our patent protection varies throughout the world by jurisdiction and by individual product. In particular, patents for individual products extend for varying periods of time according to the date a patent application is filed, the date a patent is granted and the term of patent protection available in the jurisdiction granting the patent (generally 20 years from the date of filing in the U.S., for example). We believe that the duration of the applicable patents we are granted is adequate relative to the expected lives of our products. We own approximately 91 trademark registrations in the U.S., including registrations to the following trademarks, as well as related stylized depictions of the Knoll word mark: Knoll®, KnollExtra®, Knoll Luxe®, KnollStudio®, KnollTextiles®, Good Design Is Good Business®, Antenna®, Autostrada®, Calibre®, Currents®, Dividends®, Edelman® Leather, Modern Always®, Propeller®, Reff®, RPM®, Sapper XYZ®, Spinneybeck® Leather, Toboggan®, Generation by Knoll®, Regeneration by Knoll®, MultiGeneration by Knoll®, and HOLLY HUNT®. We also own approximately 264 trademarks registered in foreign countries. The scope and duration of our trademark protection varies throughout the world, with some countries protecting trademarks only as long as the mark is used, and others requiring registration of the mark and the payment of registration (generally ten years from the date of filing in the U.S., for example). In order to protect the indefinite duration, we make filings to continue registration of our trademarks.

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
Foreign and Domestic Operations
Our principal manufacturing operations and markets are in North America, and we also have manufacturing operations and markets in Europe. Our sales to clients and net property, plant and equipment are summarized by geographic areas below. Sales are attributed to the geographic areas based on the origin of sale.

	United States	Canada	Europe	Consolidated
	(in thousands)
2014
Sales	$928,733	$32,811	$88,750	$1,050,294
Property, plant, and equipment, net	123,821	25,669	15,529	165,019
2013
Sales	$752,347	$36,240	$73,665	$862,252
Property, plant, and equipment, net	94,896	27,938	15,059	137,893
2012
Sales	$785,651	$40,669	$72,176	$898,496
Property, plant, and equipment, net	80,953	29,064	14,821	124,838

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
Employees
As of December 31, 2014, we employed a total of 3,343 people, consisting of 1,837 hourly and 1,506 salaried employees. The Grand Rapids, Michigan plant is the only unionized plant within North America and has an agreement with the Carpenters Union, Local 1615, of the United Brotherhood of Carpenters and Joiners of America, Affiliate of the Carpenters Industrial Council (the "Union"), covering approximately 190 hourly employees. The Collective Bargaining Agreement was entered into on August 27, 2011 and expires April 30, 2015. From time to time, there have been unsuccessful efforts to unionize at our other North American locations. We believe that relations with our employees are good. Nonetheless, it is possible that our employees may continue attempts to unionize. Certain workers in the facilities in Italy are also represented by unions. We have experienced brief work stoppages from time to time at our plants in Italy. Work stoppages are relatively common occurrences at many Italian manufacturing plants and are usually related to national or local issues, not necessarily related specifically to Knoll. We had one such work stoppage in 2014, with a duration of 8 hours in total. This work stoppage was not unique to us, and the work stoppage did not materially affect our performance.
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
Geopolitical uncertainties, terrorist attacks, acts of war, natural disasters, increases in energy and other costs or combinations of such and other factors that are outside of our control could at any time have a significant effect on the economy, and, therefore, our business. The occurrence of any of these or similar events in the future could result in downward pressure on the economy, which we would expect to cause demand for our products to decline and competitive pricing pressures to increase.
Weakness in the economy or uncertainty in the financial markets may adversely affect our results of operations and financial condition, as well as the financial soundness of our customers and suppliers.
In recent history, the global capital and credit markets have experienced a period of unprecedented turmoil and upheaval, characterized by the bankruptcy, failure, collapse or sale of various financial institutions. Our ability to access capital may be restricted at a time when we would like, or need, to access financial markets. In addition, interest rate fluctuations, financial market volatility or credit market disruptions may negatively affect our customers' and our suppliers' abilities to obtain credit to finance their businesses on acceptable terms. As a result, our customers' needs and abilities to purchase our products or services may decrease, and our suppliers may increase their prices, reduce their output or change their terms of sale. If our customers' or suppliers' operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, our customers may not be able to pay, or may delay payment of, accounts receivable owed to us, and our suppliers may restrict credit or impose different payment terms on us. Any inability of customers to pay us for our products and services, or any demands by suppliers for different payment terms, may adversely affect our earnings and cash flow.
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
We rely on a network of independent dealers for the joint marketing of our products to small and mid-sized accounts, and to assist us in the marketing of our products to large accounts, particularly in the Office segment. We also rely upon these dealers to provide a variety of important specification, installation and after-market services to our clients. Our dealers operate, generally, under short-term, non-exclusive agreements. There is nothing to prevent our dealers from terminating their relationships with us. In addition, individual dealers may not continue to be viable and profitable and may suffer from the lack of available credit. While we are not significantly dependent on any single dealer, our largest dealer accounted for 4.3% of our North American sales in 2014, and if dealers go out of business or are restructured, we may suffer losses because they may not be able to pay us for products previously delivered to them. The loss of a dealer relationship could also negatively affect our ability to maintain market share in the affected geographic market and to compete for and service clients in that market until a new dealer relationship is established. Establishing a viable dealer in a market can take a significant amount of time and resources. The loss or termination of a significant dealer or a significant number of dealer relationships could cause significant difficulties for us in marketing and distributing our products, resulting in a decline in our sales.
Currently, one of our largest clients is the U.S. government, a relationship that is subject to uncertain future funding levels and federal procurement laws and requires restrictive contract terms; any of these factors could curtail current or future business.
For the year ended December 31, 2014, we derived approximately 11.3% of our revenue from sales to U.S., state and local government agencies. Our ability to compete successfully for and retain business with the U.S. government is highly dependent on cost-effective performance and compliance with complex procurement laws. Historically, federal procurement laws required government agencies to purchase furniture products from Federal Prison Industries, Incorporated. If these or similar laws would be re-instituted, it would make it more difficult for us to sell our furniture to agencies and departments of the U.S. government.
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
As of December 31, 2014, we had total consolidated outstanding debt of approximately $258.0 million under our credit facility.

On May 20, 2014, we amended and restated our existing credit facility, dated February 3, 2012, with a new $500.0 million credit facility maturing on May 20, 2019, consisting of a revolving commitment in the amount of $300.0 million and a term loan commitment in the amount of $200.0 million. The Amended Credit Agreement also includes an option to increase the size of the credit facility or incur incremental term loans by up to an additional $200.0 million, subject to the satisfaction of certain terms and conditions.
At December 31, 2014, if we were to borrow the maximum available to us under our credit facility and those of our foreign subsidiaries, we would have total consolidated outstanding debt of approximately $506.4 million. In February 2014, we increased our outstanding debt by approximately $95.0 million in order to complete the acquisition of Holly Hunt Enterprises, Inc. and its related businesses. The high level of our indebtedness could have important consequences to holders of our common stock, given that:

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

Our credit facility prevents us and our subsidiaries from incurring any additional indebtedness other than (i) borrowings under our existing credit facility; (ii) certain types of indebtedness that may be incurred subject to aggregate dollar limitations identified in the credit facility, including, without limitation, purchase money indebtedness and capital lease obligations, indebtedness incurred in connection with a permitted acquisition, and loans obtained through an expansion of the facility, all of which cannot exceed $250.0 million at any time, and (iii) other types of indebtedness that are not limited to specific dollar limitations, such as indebtedness incurred in the ordinary course of business and unsecured, subordinated indebtedness. The aggregate amount of indebtedness that we may incur pursuant to these exceptions is further limited by the financial covenants in our credit facility and, therefore, will depend on our future results of operations and cannot be determined at this time. Furthermore, although we may incur unlimited amounts of certain types of indebtedness, subject to compliance with these financial covenants, the amount of indebtedness that we may actually be able to incur will depend on the terms on which such types of debt financing are available to us, if available at all.
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
We face the risk of claims that we have infringed upon third parties' intellectual property rights. Companies operating in our industry routinely seek patent protection for their product designs, and many of our principal competitors have large patent portfolios. Prior to launching major new products in our key markets, we normally evaluate existing intellectual property rights. However, our competitors may have filed for patent protection which is not, at the time of our evaluation, a matter of public knowledge. Our efforts to identify and avoid infringing upon third parties' intellectual property rights may not be successful. Any claims of patent or other intellectual property infringement, even those without merit, could (i) be expensive and time consuming to defend; (ii) cause us to cease making, licensing or using products that incorporate the challenged intellectual property; (iii) require us to redesign, reengineer, or rebrand our products or packaging, if feasible; or (iv) require us to enter into royalty or licensing agreements in order to obtain the right to use a third party's intellectual property.
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
In the future, any foreign currency appreciation relative to the U.S. dollar would increase our expenses that are denominated in that currency. Additionally, as we report currency in the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the Canadian dollar and the Euro. Approximately 11.8% of our revenues in 2014 and 30.2% of our cost of goods sold in 2014 were denominated in currencies other than the U.S. dollar. From time to time, we review our foreign currency exposure and evaluate whether we should hedge our exposure.
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
In the beginning of 2013, we announced the implementation of an aggressive program of strategic investments and multi-year initiatives intended to enable us to achieve our operating goals of over $1.0 billion in annual revenues and over 12% operating profit margins. These initiatives required the company to make significant investments in 2013 and 2014, in an effort to drive our longer-term revenue and profitability goals. We may not be successful in the implementation of these initiatives and we may experience delays, increased costs and other difficulties and never achieve our revenue growth or profit goals, or achieve them later than currently planned. Any delays or failures in the implementation or success of these initiatives could have a negative impact on our financial position and results of operations.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None
ITEM 2.    PROPERTIES
We operate over 3,866,000 square feet of facilities, including manufacturing plants, warehouses and sales offices. Of these facilities, we own approximately 2,424,000 square feet and lease approximately 1,442,000 square feet. Our manufacturing plants are located in East Greenville, Pennsylvania, Grand Rapids and Muskegon, Michigan, Chicago, Illinois, Dallas, Texas, Toronto, Canada, and Foligno and Graffignana, Italy. The location, square footage, and use of the facilities as of December 31, 2014 are shown below.

Owned Locations	Square Footage		Use	Operating Segment
East Greenville, Pennsylvania	735,000	(1)	Corporate Headquarters, Manufacturing, Warehouses, and Administration	Office, Studio and Coverings
Grand Rapids, Michigan	545,000	(1)	Manufacturing, Distribution, and Administration	Office
Muskegon, Michigan	368,000	(1)	Manufacturing and Administration	Office
Toronto, Canada	408,000		Manufacturing, Distribution, Warehouses, and Administration	Office
Foligno, Italy	258,000		Manufacturing, Distribution, Warehouses, and Administration	Studio
Graffignana, Italy	110,000		Manufacturing, Distribution, Warehouses, and Administration	Studio

Leased Locations	Square Footage	Use	Operating Segment
East Greenville, Pennsylvania	50,000	Warehouses, Distribution	Office and Studio
Allentown, Pennsylvania	290,000	Warehouse, Distribution	Office and Studio
Bedford Park, Illinois	135,000	Warehouse, Distribution (Holly Hunt Enterprises)	Studio
Muskegon, Michigan	105,000	Manufacturing	Office
Toronto, Canada	170,000	Manufacturing, Warehouses, Distribution and Administration	Office
Knoll, Europe—various locations	39,000	Sales Offices, Administration, and Warehouses	Studio
New Milford, Connecticut	55,000	Manufacturing and Administration (Edelman Leather)	Coverings
Chicago, Illinois	34,000	Warehouse, Distribution (Holly Hunt Enterprises)	Studio
Getzville, New York	31,000	Manufacturing and Administration (Spinneybeck)	Coverings
Dallas, Texas	30,000	Warehouse, Distribution (Holly Hunt Enterprises)	Studio
Chicago, Illinois	23,000	Administration (Holly Hunt Enterprises)	Studio
Miscellaneous Showrooms	480,000	Sales Offices	Office, Studio, and Coverings
_______________________________________________________________________________

(1)	Facilities are encumbered by mortgages securing indebtedness under our credit facility.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Dividend Policy
Our common stock has been listed on the New York Stock Exchange ("NYSE") since December 14, 2004, the date of our initial public offering, under the symbol "KNL." As of December 31, 2014, there were approximately 171 stockholders of record of our common stock.
The following table sets forth, for the periods indicated, high and low sales prices for the common stock as reported by the NYSE.

	High	Low
Fiscal year ended December 31, 2014
First quarter	$18.28	$14.54
Second quarter	$20.10	$16.21
Third quarter	$19.22	$16.45
Fourth quarter	$21.88	$16.52

	High	Low
Fiscal year ended December 31, 2013
First quarter	$18.69	$14.73
Second quarter	$18.26	$13.46
Third quarter	$17.37	$14.12
Fourth quarter	$18.36	$15.62
We declared and paid cash dividends of $0.48 per share for both the years ended December 31, 2014 and 2013, respectively. On February 3, 2015, our board of directors declared a cash dividend of $0.12 per share on our common stock payable on March 31, 2015 to shareholders of record on March 13, 2015. The declaration and payment of future dividends is subject to the discretion of our board of directors and depends on various factors, including our net income, financial condition, cash requirements and future prospects and other factors deemed relevant by our board of directors. Our credit facility imposes restrictions on our ability to pay dividends, and thus our ability to pay dividends on our common stock will depend upon, among other things, our level of indebtedness at the time of the proposed dividend and whether we are in default under any of our debt obligations. Our ability to pay dividends will also depend on the requirements of any future financing agreements to which we may be a party. Our board of directors intends to evaluate our dividend policy quarterly in reference to these factors.

Performance Graph
The following line graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the Standard & Poor's 500 Stock Index and with the cumulative total return on a peer group of companies selected by us for the period commencing on December 31, 2009 and ending on December 31, 2014. Our share price at the beginning of the measurement period is $10.33 per share. The graph and table assume that $100 was invested on December 31, 2009 in each of our common stock, the stock of our peer group, and the S&P 500 Index, and that all dividends were reinvested. Cumulative total stockholder returns for our common stock, the S&P 500 Index, and the stock of our peer group are based on our fiscal year. Our peer group is made up of two publicly-held manufacturers of office furniture, Herman Miller, Inc. and Steelcase, Inc. The stock performance on the graph below does not necessarily indicate future price performance.
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
Among Knoll, Inc., the S&P 500 Index, and a Peer Group
$100 invested on 12/31/09 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	12/09	12/10	12/11	12/12	12/13	12/14
Knoll, Inc.	100.00	163.30	148.36	158.21	194.31	230.76
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
Peer Group	100.00	162.75	118.74	166.41	223.72	244.46
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

Issuer Purchases of Equity Securities
The following is a summary of share repurchase activity during the three months ended December 31, 2014.
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

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
October 1, 2014 - October 31, 2014	58,828	(2)	$17.38	40,092	$32,352,413
November 1, 2014 - November 30, 2014	15,055	(3)	$19.40	9,553	$32,352,413
December 1, 2014 - December 31, 2014	51,355		$21.79	51,355	$32,352,413
Total	125,238			101,000
_______________________________________________________________________________

(1)
There is no limit on the number or value of shares that may be purchased by us under the Options Proceeds Program. Under our $50.0 million stock repurchase program, which was expanded by an additional $50.0 million in February 2008, we are only authorized to spend an aggregate of $100.0 million on stock repurchases. Amounts in this column represent the amounts that remain available under the $100.0 million stock repurchase program as of the end of the period indicated. There is no scheduled expiration date for the Option Proceeds Program or the $100.0 million stock repurchase program, but our Board of Directors may terminate either program in the future.

(2)
On October 21, 2014, 36,666 shares of outstanding restricted stock vested. Concurrently with the vesting, 11,836 shares were forfeited by the holder of the vested restricted shares to cover applicable taxes paid to the holder's behalf by the Company. On October 22, 2014, 15,000 restricted stock units vested. Concurrently with the vesting, 6,900 shares underlying restricted stock units were forfeited by the holder of the vested restricted stock units to cover applicable taxes paid on the holder's behalf by the Company. The remaining 40,092 shares were purchased under the Option Proceeds Program.

(3)
On November 20, 2014, 15,625 shares of outstanding restricted stock vested. Concurrently with the vesting, 5,502 shares were forfeited by the holder of the vested restricted stock units to cover applicable taxes paid on the holder's behalf by the Company. The remaining 9,553 shares were purchased under the Option Proceeds Program.

ITEM 6.    SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and the related notes included elsewhere in this Form 10-K. The selected consolidated financial data for the years ended December 31, 2012, 2013 and 2014 and as of December 31, 2013 and 2014 are derived from our audited financial statements included elsewhere in this Form 10-K. The selected consolidated financial data for the years ended December 31, 2010 and 2011 and as of December 31, 2010, 2011 and 2012 are derived from our audited financial statements not included in this Form 10-K.

	Consolidated Statements of Operations and Comprehensive Income Data
	Years Ended December 31,
	(dollars in thousands, except per share data)
	2010 (1)	2011 (1)	2012 (1)	2013 (1)	2014 (1)
Sales	$803,291	$918,822	$898,496	$862,252	$1,050,294
Cost of sales	540,626	626,352	600,602	581,920	678,609
Gross profit	262,665	292,470	297,894	280,332	371,685
Selling, general and administrative expenses	192,122	203,009	206,422	224,915	286,801
Restructuring and other charges	7,565	696	—	5,104	1,532
Intangible asset impairment charge	—	—	—	8,900	—
Pension settlement and OPEB curtailment	—	(5,445)	—	—	6,509
Operating profit	62,978	94,210	91,472	41,413	76,843
Interest expense	17,436	9,753	6,350	5,941	7,378
Other (income) expense, net	6,347	(3,108)	3,215	(3,430)	(6,285)
Income before income tax expense	39,195	87,565	81,907	38,902	75,750
Income tax expense	11,830	31,245	30,384	15,718	29,165
Net earnings	$27,365	$56,320	$51,523	$23,184	$46,585
Net earnings attributable to Knoll, Inc. stockholders	$27,365	$56,320	$51,523	$23,184	$46,596
Per Share Data:
Earnings per share:
Basic	$0.60	$1.22	$1.10	$0.49	$0.98
Diluted	$0.60	$1.20	$1.09	$0.49	$0.97
Cash dividends declared per share:	$0.12	$0.36	$0.44	$0.48	$0.48
Weighted-average shares of common stock outstanding:
Basic	45,600,043	46,249,571	46,634,834	46,916,845	47,346,532
Diluted	45,970,680	46,835,712	47,059,186	47,659,418	48,068,249

	Consolidated Balance Sheet Data:
	As of December 31,
	2010 (1)	2011 (1)	2012 (1)	2013 (1)	2014 (1)
	(in thousands)
Working capital	$68,828	$79,641	$83,129	$66,827	$80,045
Total assets	686,196	686,187	695,873	675,762	868,943
Total long-term debt, including current portion	245,135	212,000	193,000	173,000	258,000
Total liabilities	565,335	527,558	513,559	451,935	655,725
Total equity	120,861	158,629	182,314	223,827	213,218

(1) Restatement of Previously Reported Financial Information— In conjunction with the year-end financial statement close process, an error was identified in the historical accounting for income taxes during the annual and quarterly periods from 2007 through 2014. The error resulted from the failure to identify the income tax ramifications associated with the non-timely settlement of sales transactions between our Canadian subsidiary, Knoll North America Corp., and Knoll, Inc. The errors resulted in improperly stated deferred tax assets and liabilities, uncertain tax positions, other comprehensive income, and income tax expense. Consequently, we have restated certain prior period amounts for these errors. We have also corrected certain other identified immaterial errors, including the recognition of certain sales and cost of sales in the incorrect fiscal periods.
The impact of these prior period errors were not material in any of those prior periods. However, the aggregate amount of the prior period errors of $3.9 million, if corrected in 2014, would have been material to our current year consolidated statement of operations and comprehensive income. We have corrected the prior period errors for all periods presented, including each of the quarters ended in 2014 and 2013, by restating the consolidated financial statements and other financial information included herein. See Notes 23 and 24 for the impact of these corrections on previously reported amounts.

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
Overview
We design, manufacture, market and sell furnishings and accessories, textiles, fine leathers, and felt, for the workplace and home. Our commitment to innovation and modern design has yielded a comprehensive portfolio of products and a brand recognized for high quality and a sophisticated image. Our products are targeted at the middle to upper end of the market and are sold primarily in North America and Europe through a direct sales force and a broad network of independent dealers, showrooms, and retailers.
During the past decade, we have diversified our sources of revenue among our various operating segments. In February, 2014, we furthered our strategic ambition to expand our position in the high design, high margin residential space with the acquisition of Holly Hunt Enterprises. This acquisition while immediately financially accretive also provides us considerable scale to build upon in the residential market and will be a platform for future growth.
Our efforts to diversify our sources of revenue among our operating segments have not distracted us from our continued efforts to grow and improve the operating performance of our Office segment. Our Office sales and marketing teams introduced our perspective on moving the workplace forward. r/evolution workplaceTM is our platform that acknowledges that there is no one office of the future and that the twenty-first century workplace poses only one constant: change. r/evolution workplaceTM illustrates the freedom and opportunity commercial, healthcare, education and government organizations have to reimagine the workplace by exploring distinct planning approaches that address real estate, technology and people’s needs. We supported this sales and marketing initiative with the introduction of 2014 Best of NeoCon award-winning designs, including the technologically advanced Remix™ chair collection by Formway Design and the Antenna® Telescope™ height-adjustable desks. These initiatives coupled with investments in our supply chain resulted in Office segment sales growth of almost 10% in 2014 with 110 basis point improvement in operating margin.

On a consolidated basis, during 2014, we generated operating profit of $76.8 million, or 7.3% of net sales, compared to operating profit of $41.4 million, or 4.8% of net sales, during 2013. Operating profit for 2014 includes a pension settlement and OPEB curtailment charge of $6.5 million and restructuring charges of $1.5 million. Operating profit for 2013 includes restructuring charges of $5.1 million and an $8.9 million intangible asset impairment charge. For further information regarding the pension settlement and OPEB curtailment, see Note 17. Restructuring charges and the intangible asset impairment are further described in Notes 21 and 22, respectively. During 2014, we generated net income of $46.6 million, or diluted earnings per share of $0.97, compared to $23.2 million, or diluted earnings per share of $0.49 in 2013.
We continued to aggressively manage our balance sheet during 2014. As of December 31, 2014, our bank leverage ratio was 2.41:1, down from 3.21:1 as of the first quarter of 2014. The acquisition of HOLLY HUNT in the first quarter of 2014 added approximately $95.0 million of debt, however, our EBITDA generation and debt pay down during 2014 enabled the de-leveraging of our business. At December 31, 2013, our leverage ratio was 2.23:1. The calculation of our leverage ratio under our credit facility includes the use of adjusted EBITDA, a non-GAAP financial measure. For details on the leverage ratio calculations, see "Reconciliation of Non-GAAP Financial Measures" below.
During 2014 and 2013, we used free cash to pay dividends to our shareholders totaling $22.7 million and $22.5 million, respectively, or $0.48 per share. During 2014, we also spent $41.6 million on capital expenditures. This represents an increase of $12.5 million when compared with $29.1 million in 2013. The increases in capital spending can be mainly attributed to our technology infrastructure upgrades with the implementation of a new enterprise resource planning system, site capacity and supply chain improvements, the opening of new showrooms, and new product development.

According to our industry trade association, The Business and Institutional Furniture Manufacturer's Association, or BIFMA, industry sales and orders grew 4.5% and 3.8%, respectively, in 2014 when compared with 2013. BIFMA is currently forecasting 4.1% and 4.2% growth, respectively, in sales and orders for 2015. We expect sales to increase modestly in 2015 across all operating segments. We are committed to continuing our focus on improving operating efficiencies and increasing our profitability, particularly in the Office segment in 2015.
Segment Reporting
Our three reporting segments consist of: (1) Office, which includes our systems, seating, storage, tables, desks and KnollExtra® ergonomic accessories as well as the international sales of our North American Office products; (2) Studio, which includes KnollStudio®, Knoll Europe (where over half our sales consist of KnollStudio® products), Richard Schultz® Design, and HOLLY HUNT®; and (3) Coverings, which includes KnollTextiles®, Edelman® Leather, and Spinneybeck® Leather (including Filzfelt®). We sometimes refer to our Studio and Coverings segments collectively as our specialty businesses. These businesses generally provide our most profitable sales. We will continue our efforts to increase Office profitabilty and grow our specialty segments. See Note 19 of our consolidated financial statements contained in this annual report on Form 10-K for further information regarding the business segments.

Reconciliation of Non-GAAP Financial Measures
This report contains information on our leverage ratio (calculated in accordance with our credit facility), which is derived from dividing our outstanding debt by our adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure.  We present our leverage ratio because we consider it to be an important measure of our performance and believe it to be useful in showing ongoing results from operations and is an important measure of liquidity.

Adjusted EBITDA is not an indicator of our financial performance under GAAP and should not be considered as an alternative to the applicable GAAP measure. This non-GAAP measure has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. In addition, in evaluating this non-GAAP measure, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. Our presentation of this non-GAAP measure should not be construed as an inference that our future results will be unaffected by unusual or infrequent items. We compensate for these limitations by providing equal prominence of our GAAP results and using adjusted EBITDA only supplementally.

	12/31/2013 (1)	3/31/2014 (1)		6/30/2014 (1)		9/30/2014 (1)		12/31/2014 (1)
Debt Levels (2)	178.8	289.8		287.8		283.7		275.5
LTM Net Income ($mm)	23.2	25.0		27.7		34.8		46.6
LTM Adjustments
Interest	5.3	5.5		5.9		6.3		6.7
Taxes	15.7	16.0		17.5		21.8		29.2
Depreciation and Amortization	16.3	16.9		17.8		18.6		20.0
Non-cash items and Other (3)	19.7	27.0		29.1		22.1		11.9
LTM Adjusted EBITDA	80.2	90.4	(4)	98.0	(4)	103.6	(4)	114.4	(4)
Bank Leverage Calculation (5)	2.23	3.21		2.94		2.74		2.41
______________________________________________________________________________
(1) - As explained previously in this annual report, and described in more detail in Note 2 to the audited consolidated financial statements included herein, the amounts reported above have been restated to correct certain immaterial errors reported in prior periods related to income tax liabilities and recognition of certain sales and cost of sales in the incorrect fiscal period.
(2) - Outstanding debt levels include outstanding letters of credit and guarantee obligations. Excess cash over $15.0 million reduces outstanding debt per the terms of our credit facility, a copy of which was filed with the Securities and Exchange Commission on May 21, 2014.
(3) - Non-cash items and Other includes, but is not limited to, stock-based compensation expenses, unrealized gains and losses on foreign exchange, an intangible asset impairment charge, restructuring charges, and a pension settlement and other postretirement benefit curtailment.
(4) - Includes an annualized proforma EBITDA for HOLLY HUNT, which was acquired on February 3, 2014.
(5) - Debt divided by LTM Adjusted EBITDA, as calculated in accordance with our credit facility.

Results of Operations
Years ended December 31, 2013 and 2014

	Three Months Ended				Twelve Months Ended		Three Months Ended				Twelve Months Ended
	March 31, 2013 (2)	June 30, 2013 (2)	September 30, 2013 (2)	December 31, 2013 (2)	December 31, 2013 (2)		March 31, 2014 (2)	June 30, 2014 (2)	September 30, 2014 (2)	December 31, 2014 (2)	December 31, 2014 (2)
	(in thousands, except statistical data) (unaudited)
Consolidated Statements of Operations and Comprehensive Income Data:
Sales	$200,586	$214,312	$216,898	$230,456	$862,252		$229,601	$265,943	$268,297	$286,453	$1,050,294
Gross profit	63,877	69,881	72,339	74,235	280,332		76,598	97,274	94,962	102,850	371,685	(1)
Operating profit	10,148	12,605	16,854	1,806	41,413		11,284	22,238	23,315	20,005	76,843	(1)
Interest expense	1,495	1,517	1,484	1,445	5,941		1,671	1,944	1,899	1,864	7,378
Other (income) expense, net	(1,291)	(2,206)	2,224	(2,157)	(3,430)		(2,504)	2,700	(3,294)	(3,187)	(6,285)
Income tax expense	3,549	5,481	4,916	1,772	15,718		4,285	6,753	9,113	9,012	29,165	(1)
Net earnings	6,395	7,813	8,230	746	23,184	(1)	7,832	10,841	15,597	12,316	46,585	(1)
Net earnings attributable to Knoll, Inc. stockholders	$6,395	$7,813	$8,230	$746	$23,184	(1)	$7,826	$10,855	$15,628	$12,288	$46,596	(1)
Statistical and Other Data:
Sales growth from comparable prior year	(3.4)%	(3.0)%	(1.3)%	(7.8)%	(4.0)%		14.5%	24.1%	23.7%	24.3%	21.8%
Gross profit %	31.8%	32.6%	33.4%	32.2%	32.5%		33.4%	36.6%	35.4%	35.9%	35.4%
______________________________________________________________________________

(1)	Results do not add due to rounding.

(2)
As explained previously in this annual report, and described in more detail in Note 2 to the audited consolidated financial statements included herein, the amounts reported above have been restated to correct certain immaterial errors reported in prior periods related to income tax liabilities and recognition of certain sales and cost of sales in the incorrect fiscal period.

Sales
Sales for 2014 were $1,050.3 million, an increase of $188.0 million, or 21.8%, from sales of $862.3 million for 2013. In 2014, office systems and storage provided significant growth. Geographically, sales in Europe and sales for North America Studio also contributed to sales improvement year-over-year. Also, within the Studio segment, HOLLY HUNT, acquired in February 2014, bolstered our sales growth. Spinneybeck and FilzFelt provided for sales improvement in the Coverings segment.
Sales to governmental entities and agencies continued to represent a large portion of our overall sales in 2014. However, these sales declined on a year-over-year basis during 2014. Approximately 11.3% of our 2014 sales were to federal, state and local governmental entities and related agencies as compared to 13.0% in 2013.
Gross Profit and Operating Profit
Gross profit for 2014 was $371.7 million, an increase of $91.4 million, or 32.6%, from gross profit of $280.3 million in 2013. Operating profit for 2014 was $76.8 million, a increase of $35.4 million, or 85.6%, from operating profit of $41.4 million for 2013.
As a percentage of sales, gross profit increased from 32.5% for 2013 to 35.4% for 2014. The increase in gross profit as a percent of sales during the year was driven by the richer mix of business due to the addition of HOLLY HUNT, foreign exchange benefits on the weakening Canadian dollar, and improved fixed cost absorption on the higher volume. Operating profit as a percentage of sales increased from 4.8% in 2013 to 7.3% in 2014. Operating profit for 2014 includes a pension settlement and OPEB curtailment of $6.5 million and restructuring charges of $1.5 million. Operating profit for 2013 includes $5.1 million of restructuring charges and an $8.9 million intangible asset impairment charge related to the write-down of the Edelman tradename.

Selling, general, and administrative expenses for 2014 were $286.8 million, or 27.3% of sales, compared to $224.9 million, or 26.1% of sales, for 2013. The increase in operating expenses during 2014 was due to the acquisition of HOLLY HUNT, costs associated with a multi-day training event that occurred during the first quarter of 2014 in conjunction with our 75th anniversary, higher product development costs as well as commission and incentive compensation accruals incurred as a result of higher sales and profits.
Interest Expense
Interest expense for 2014 was $7.4 million, an increase of $1.5 million from interest expense of $5.9 million for 2013. The increase in interest expense for the periods noted above is mainly due to debt incurred to fund the acquisition of HOLLY HUNT in the first quarter of 2014. Our interest rates were approximately 2.3% and 2.4% for 2014 and 2013, respectively.
Other (Income) Expense, net
Other (income) expense in 2014 primarily consisted of income related to $5.8 million of foreign exchange gains and $0.6 million associated with the sale of our Equity product line. Other (income) expense in 2013 consisted of income related to $3.5 million of foreign exchange gains.
Income Tax Expense
The effective tax rate was 38.5% for the year, as compared to 40.4% for 2013. Our effective tax rate is dependent upon the mix of pretax income in the countries in which we operate.
Business Segment Analysis

	2014 (4)	2013 (4)
	(in thousands)
SALES
Office	$656,228	$599,131
Studio	279,167	154,083
Coverings	114,899	109,038
Knoll, Inc.	$1,050,294	$862,252
OPERATING PROFIT
Office	$29,412	$16,111
Studio	33,451	18,310
Coverings	22,021	20,996
Subtotal	84,884	55,417
Pension settlement and OPEB curtailment (1)	6,509	—
Restructuring charges (2)	1,532	5,104
Intangible asset impairment charge— Coverings	—	8,900
Knoll, Inc. (3)	$76,843	$41,413
_______________________________________________________________________________

(1)	During 2014, pension settlement and OPEB curtailment charges were incurred by all segments in the following amounts: Office ($5.3 million), Studio ($0.8 million), and Coverings ($0.4 million).

(2)
During 2014, restructuring charges of $2.1 million and $0.3 million were incurred by the Office and Coverings segments, respectively. These charges were offset by an adjustment of $0.9 million to the Studio segment's restructuring accrual. During 2013, restructuring charges of $2.1 million and $3.0 million were incurred by Office and Studio segments, respectively.

(3)	The Company does not allocate interest expense or other (income) expense, net to the reportable segments.

(4)
As explained previously in this annual report, and described in more detail in Note 2 to the audited consolidated financial statements included herein, the amounts reported above have been restated to correct certain immaterial errors reported in prior periods related to income tax liabilities and recognition of certain sales and cost of sales in the incorrect fiscal period.

Net sales for the Office segment in 2014 were $656.2 million, an increase of $57.1 million, or 9.5%, when compared with 2013. This increase in the Office segment for the year was mainly the result of growth of office systems and storage sales. Office segment sales in 2014 were negatively impacted by $2.2 million due to changes in foreign exchange rates when compared to 2013. Excluding the impact of $5.3 million of pension settlement and OPEB curtailment and restructuring charges of $2.1 million, adjusted operating profit for the Office segment was $29.4 million in 2014, an increase of $13.3 million, or 82.6%, when compared with 2013. Operating profit in 2013 excludes the $2.1 million restructuring charge for the Office segment. As a percent of net sales, excluding the pension settlement and OPEB curtailment as well as restructuring charges, Office segment adjusted operating profit was 4.5% for the year ended December 31, 2014 and 2.7% for the year ended December 31, 2013.
Net sales for the Studio segment in 2014 were $279.2 million, an increase of $125.1 million, or 81.2%, when compared with 2013. Sales growth in North America and Europe, as well as the addition of HOLLY HUNT, contributed to Studio sales growth year-over-year. Studio segment sales in 2014 also were positively impacted by $1.5 million due to changes in foreign exchange rates when compared to 2013. Excluding the impact of the $0.8 million pension settlement and OPEB curtailment and $0.9 million of restructuring benefit, adjusted operating profit for the Studio segment was $33.5 million, a increase of $15.1 million, or 82.7%, when compared with 2013. Adjusted operating profit for 2013 excludes the restructuring charge of $3.0 million for the Studio segment. As a percentage of net sales, excluding the pension settlement and OPEB curtailment as well as restructuring charges, Studio segment adjusted operating profit was 12.0% for the year ended December 31, 2014 and 11.9% for the year ended December 31, 2013.
Net sales for the Coverings segment in 2014 were $114.9 million, an increase of $5.9 million, or 5.4%, when compared with 2013. Increased sales of our Spinneybeck and FilzFelt products was the primary driver for sales growth. Coverings segment sales in 2014 were not materially impacted by changes in foreign exchange rates when compared to 2013. Excluding the $0.4 million pension settlement and OPEB curtailment and $0.3 million of restructuring charges, adjusted operating profit for the Coverings segment was $22.0 million, an increase of $1.0 million, or 4.9%, when compared to 2013. Adjusted operating profit for 2013 excludes the $8.9 million intangible asset impairment related to the write-down of the Edelman tradename. As a percentage of net sales, excluding the pension settlement and OPEB curtailment, restructuring charges, and Edelman tradename impairment, the Coverings segment adjusted operating profit was 19.2% for the year ended December 31, 2014 and 19.3% for the year ended December 31, 2013.
Years ended December 31, 2012 and 2013

	Three Months Ended				Twelve Months Ended		Three Months Ended				Twelve Months Ended
	March 31, 2012 (2)	June 30, 2012 (2)	September 30, 2012 (2)	December 31, 2012 (2)	December 31, 2012 (2)		March 31, 2013 (2)	June 30, 2013 (2)	September 30, 2013 (2)	December 31, 2013 (2)	December 31, 2013 (2)
	(in thousands, except statistical data) (unaudited)
Consolidated Statement of Operations Data:
Sales	$207,659	$221,018	$219,794	$250,025	$898,496	(1)	$200,586	$214,312	$216,898	$230,456	$862,252	(1)
Gross profit	65,329	73,419	74,259	84,887	297,894	(1)	63,877	69,881	72,339	74,235	280,332	(1)
Operating income	17,359	19,815	23,565	30,733	91,472	(1)	10,148	12,605	16,854	1,806	41,413	(1)
Interest expense	1,506	1,637	1,635	1,572	6,350		1,495	1,517	1,484	1,445	5,941
Other (income) expense, net	2,200	(1,262)	2,786	(509)	3,215	(1)	(1,291)	(2,206)	2,224	(2,157)	(3,430)
Income tax expense	5,138	7,420	7,093	10,733	30,384		3,549	5,481	4,916	1,772	15,718	(1)
Net earnings	$8,515	$12,020	$12,051	$18,937	$51,523	(1)	$6,395	$7,813	$8,230	$746	$23,184	(1)
Statistical and Other Data:
Sales growth from comparable prior year	(6.0)%	(7.4)%	(8.2)%	13.8%	(2.2)%		(3.4)%	(3.0)%	(1.3)%	(7.8)%	(4.0)%
Gross profit margin	31.5%	33.2%	33.8%	34.0%	33.2%		31.8%	32.6%	33.4%	32.2%	32.5%
_______________________________________________________________________________

(1)	Results do not add due to rounding.

(2)
As explained previously in this annual report, and described in more detail in Note 2 to the audited consolidated financial statements included herein, the amounts reported above have been restated to correct certain immaterial errors reported in prior periods related to income tax liabilities and recognition of certain sales and cost of sales in the incorrect fiscal period.

Sales
Sales for 2013 were $862.3 million, a decrease of $36.2 million, or (4.2%), from sales of $898.5 million for 2012. In 2013, systems continued to represent the largest percentage of our overall sales. However, this percentage continued to decline year-over-year as our high-margin specialty businesses represented a larger portion of overall sales. Geographically, sales in Europe increased modestly during 2013 while sales in North America decreased modestly.
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
Gross Profit and Operating Profit
Gross profit for 2013 was $280.3 million, a decrease of $17.6 million or (6.3%), from gross profit of $297.9 million for 2012. Operating profit for 2013 was $41.4 million, a decrease of $50.1 million, or 54.8%, from operating profit of $91.5 million for 2012. Operating profit for 2013 included $5.1 million of restructuring charges and an $8.9 million intangible asset impairment charge related to the write-down of the Edelman tradename.
As a percentage of sales, gross profit decreased from 33.2% for 2012 to 32.5% for 2013. The decrease in gross profit as a percentage of sales during the year was mainly the result of price erosion in the Office segment as well as lower absorption of our fixed costs as a result of lower sales. Operating profit as a percentage of sales decreased from 10.2% for 2012 to 4.8% in 2013. Operating profit for 2013 included $5.1 million of restructuring charges and an $8.9 million intangible asset impairment charge related to the write-down of the Edelman tradename.
Selling, general, and administrative expenses for 2013 were $224.9 million, or 26.1% of sales, compared to $206.4 million, or 23.0% of sales, for 2012. The increase in operating expenses during 2013 was in large part due to increased spending associated with our announced programs of strategic investments and initiatives to achieve our longer-term revenue and margin objectives, which were partially offset by lower incentive compensation.
Interest Expense
Interest expense for 2013 was $5.9 million, a decrease of $0.5 million from interest expense of $6.4 million for 2012. The decrease in interest expense for the periods noted above is mainly due to our lower outstanding debt.
Other (Income) Expense, net
Other (income) expense in 2013 primarily consisted of income related to $3.5 million of foreign exchange gains. Other (income) expense in 2012 primarily consisted of expense related to $2.8 million of foreign exchange losses and the write-off of deferred financing fees of $0.5 million associated with our former senior credit facility.
Income Tax Expense
Our effective tax rate is dependent upon the mix of pretax income in the countries in which we operate. The effective tax rate was 40.4% for 2013 compared to 37.1% for 2012.

Results of Operations
Business Segment Analysis

	2013 (3)	2012 (3)
	(in thousands)
SALES
Office	$599,131	$644,318
Studio	154,083	147,550
Coverings	109,038	106,628
Knoll, Inc.	$862,252	$898,496
OPERATING PROFIT
Office	$16,111	$52,210
Studio	18,310	21,786
Coverings	20,996	17,476
Subtotal	55,417	91,472
Restructuring charges (1)	5,104	—
Intangible asset impairment charge— Coverings	8,900	—
Knoll, Inc. (2)	$41,413	$91,472
_______________________________________________________________________________

(1)	During 2013, restructuring charges of $2.1 million and $3.0 million were incurred by Office and Studio segments, respectively.

(2)	The Company does not allocate interest expense or other (income) expense, net to the reportable segments.

(3)
As explained previously in this annual report, and described in more detail in Note 2 to the audited consolidated financial statements included herein, the amounts reported above have been restated to correct certain immaterial errors reported in prior periods related to income tax liabilities and recognition of certain sales and cost of sales in the incorrect fiscal period.

Net sales for the Office segment in 2013 were $599.1 million, a decrease of $45.2 million, or 7.0%, when compared with 2012. This decrease in the Office segment for the year was the result of lower sales to government agencies. Sales to commercial clients grew during 2013; however, this growth was not enough to offset the decline in sales to government agencies. Office segment sales in 2013 were also negatively impacted by $1.1 million due to changes in foreign exchange rates when compared to 2012. Excluding the impact of $2.7 million of restructuring charges, adjusted operating profit for the Office segment was $16.1 million in 2013, an decrease of $36.1 million, or (69.1)%, when compared with 2012. As a percent of net sales, excluding restructuring charges, Office segment adjusted operating profit was 2.7% for the year ended December 31, 2013 and 8.1% for the year ended December 31, 2012.
Net sales for the Studio segment in 2013 were $154.1 million, an increase of $6.5 million, or 4.4%, when compared with 2012. Sales growth in North America outpaced Europe within the Studio segment during 2013. Studio segment sales in 2013 were negatively impacted by $0.8 million due to changes in foreign exchange rates when compared to 2012. Adjusted operating profit for the Studio segment was $18.3 million, a decrease of $3.5 million, or 16.0% when compared with 2012. As a percentage of net sales, excluding restructuring charges, Studio segment adjusted operating profit was 11.9% for the year ended December 31, 2013 and 14.8% for the year ended December 31, 2012.
Net sales for the Coverings segment in 2013 were $109.0 million, an increase of $2.4 million, or 2.3%, when compared with 2012. Increased sales of our Textiles products was the main cause of this increase. Coverings segment sales in 2013 were positively impacted by $0.1 million due to changes in foreign exchange rates when compared to 2012. Excluding the $8.9 million intangible asset impairment charge, adjusted operating profit for the Coverings segment was $21.0 million, an increase of $3.5 million, or 20.1%, when compared to 2012. As a percentage of net sales, excluding the impairment charge, the Coverings segment adjusted operating profit was 19.3% for the year ended December 31, 2013 and 16.4% for the year ended December 31, 2012.

Liquidity and Capital Resources
The following table highlights certain key cash flows and capital information pertinent to the discussion that follows:

	2014	2013	2012
	(in thousands)
Cash provided by operating activities	$88,227	$54,614	$70,568
Capital expenditures, net	41,586	29,064	16,545
Purchase of business, net of cash acquired	(93,349)	—	(5,968)
Cash used in investing activities	135,250	29,379	23,001
Purchase of common stock for treasury	8,974	5,638	4,676
Proceeds from credit facilities	789,000	281,000	562,000
Repayment of credit facilities	704,000	301,000	581,000
Payment of dividends	22,742	22,529	20,537
Proceeds from issuance of common stock	4,914	4,029	1,091
Cash used in financing activities	57,265	43,508	45,791
Historically, we have carried significant amounts of debt, and cash generated by operating activities has been used to fund working capital, capital expenditures, repurchase shares, pay quarterly dividends, and make payments of principal and interest on our indebtedness. Our capital expenditures include new product tooling and manufacturing equipment. These capital expenditures support new products and continuous improvements in our manufacturing processes. In addition, our previously announced plan of strategic investments and initiatives, continued expenditures related to our technology infrastructure upgrades with the implementation of a new enterprise resource planning system, and costs associated with opening new showrooms increased capital spending in 2014. At December 31, 2014, cash held outside of the United States was $13.2 million.
In February 2013, we announced a three-year plan of strategic investments and initiatives intended to enable us to achieve our longer-term revenue and profitability goals. This plan increased capital expenditures in 2013 and 2014.
Cash provided by operating activities was $88.2 million in 2014, $54.6 million in 2013, and $70.6 million in 2012. For the year ended December 31, 2014, cash provided by operating activities consisted of $68.6 million from net income and various non-cash charges, which included $8.1 million of stock compensation expense, and $(19.6) million of unfavorable changes in assets and liabilities. For the year ended December 31, 2013, cash provided by operating activities consisted of $58.0 million from net income and various non-cash charges, which included $10.5 million of stock compensation expense, and $(3.4) million of unfavorable changes in assets and liabilities.
For the year ended December 31, 2014, we used available cash, including $88.2 million of cash from operating activities, to fund $41.6 million in capital expenditures, fund dividend payments to shareholders totaling $22.7 million, and to fund working capital. For the year ended December 31, 2013, we used available cash, including the $54.6 million of cash from operating activities, to repay $20.0 million of debt, fund $29.1 million in capital expenditures, and fund dividend payments to shareholders totaling $22.5 million, and to fund working capital.
We use our credit facility in the ordinary course of business to fund our working capital needs and, at times, make significant borrowings and repayments under the facility depending on our cash needs and availability at such time. As of December 31, 2014, there was approximately $258.0 million outstanding under our credit facility, compared to $173.0 million outstanding under the facility as of December 31, 2013. During February 2014, we borrowed approximately $95.0 million under the credit facility in order to fund the acquisition of Holly Hunt Enterprises, Inc. See Note 3 of the consolidated financial statements included in this Form 10-K for further information regarding this acquisition. Borrowings under the credit facility may be repaid at any time, but no later than May 2019. See Note 10 of the consolidated financial statements included in this Form 10-K for further information regarding this facility.
Our credit facility requires that we comply with two financial covenants: our consolidated leverage ratio, defined as the ratio of total indebtedness to consolidated EBITDA (as defined in our credit agreement) and our consolidated interest coverage ratio, defined as the ratio of our consolidated EBITDA (as defined in our credit agreement) to our consolidated interest expense. Our consolidated leverage ratio cannot exceed 4.5 to 1 for the first three quarters ending after the effective date of the new credit facility, or May 20, 2014, and 4.0 to 1 thereafter. Our consolidated interest coverage ratio must be a minimum of 3.0 to 1. We are also required to comply with various other affirmative and negative covenants, including without limitation, covenants that prevent or restrict our ability to pay dividends, engage in certain mergers or acquisitions, make certain investments or loans, incur future indebtedness, engage in sale-leaseback transactions, alter our capital structure or line of business, prepay subordinated indebtedness, engage in certain transactions with affiliates and sell stock or assets.

We are currently in compliance with all of the covenants and conditions under our credit facility. We believe that existing cash balances and internally generated cash flows, together with borrowings available under our credit facility, will be sufficient to fund normal working capital needs, capital spending requirements, debt service requirements and dividend payments for at least the next twelve months. However, because of the financial covenants mentioned above, our capacity under our credit facility could be reduced if our trailing consolidated EBITDA (as defined by our credit agreement) would decline due to deteriorating market conditions or poor performance. Future debt payments may be paid out of cash flows from operations, from future refinancing of our debt or from equity issuances. However, our ability to make scheduled payments of principal, to pay interest on or to refinance our indebtedness, to satisfy our other debt obligations and to pay dividends to stockholders will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.
Contractual Obligations
The following table summarizes our contractual cash obligations as of December 31, 2014 (in thousands):

	Payments Due by Period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Long-term debt (a)	$11,226	$33,211	$244,094	$—	$288,531
Operating leases	24,122	41,097	30,161	39,571	134,951
Purchase commitments	6,645	318	—	—	6,963
Postretirement benefit plan obligations (b)	1,039	—	—	—	1,039
Other long-term liabilities (c)	5,000	11,000	—	—	16,000
Total	$48,273	$86,160	$274,255	$39,571	$448,259
_______________________________________________________________________________

(a)
Contractual obligations for long-term debt and short-term borrowings include principal and interest payments. Interest payments have been computed based on an estimated variable interest as of December 31, 2014. The estimated variable interest rate is based on the company's expected consolidated leverage ratio and the forecasted LIBOR rate for each period presented. The computation of interest, as included in the above table, is based on our Amended and Restated Credit Agreement, dated May 20, 2014.

(b)	Due to the uncertainty of future cash outflows, contributions to the other post-retirement benefit plans subsequent to 2015 have been excluded from the table above.

(c)	Other long-term liabilities consists of a contingent payout due to HOLLY HUNT, which is based on the future performance of the business through fiscal year 2016.
* Due to the uncertainty of future cash outflows, uncertain tax positions have been excluded from the table above.
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
Goodwill and Intangible Assets
We record the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired as goodwill. Goodwill and intangible assets with indefinite lives are tested for impairment at least annually and whenever events or circumstances occur indicating that a possible impairment may have been incurred. Intangible assets with finite lives are amortized over their useful lives.

We assess whether goodwill impairment exists using both the qualitative and quantitative assessments. The qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If based on this qualitative assessment we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount or if we elect not to perform a qualitative assessment, a quantitative assessment is performed using a two-step approach to determine whether a goodwill impairment exists at the reporting unit.

The first step of the quantitative test is to compare the carrying amount of the reporting unit's assets to the fair value of the reporting unit. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying amount exceeds the fair value, then the second step is required to be completed, which involves allocating the fair value of the reporting unit to each asset and liability, with the excess being applied to goodwill. An impairment loss occurs if the amount of the recorded goodwill exceeds the implied goodwill. The determination of the fair value of the reporting units is based, among other things, on estimates of future operating performance of the reporting unit being valued.

When performing the two-step quantitative impairment test, our methodology includes the use of an income approach, which discounts future net cash flows to their present value at a rate that reflects the Company's cost of capital, otherwise known as the discounted cash flow method ("DCF"). These estimated fair values are based on estimates of future cash flows of the reporting units. We also incorporate market multiples for comparable companies in determining the fair value of the reporting units. Any such impairment would be recognized in full in the reporting period in which it has been identified.

We assess whether indefinite-lived intangible assets impairment exists using both the qualitative and quantitative assessments. The qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If based on this qualitative assessment, we determine it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount or if we elect not to perform a qualitative assessment, a quantitative assessment is performed to determine whether an indefinite-lived intangible asset impairment exists. We test the indefinite-lived intangible assets for impairment by comparing the carrying value to the fair value based on current revenue projections of the related operations, under the relief from royalty method. Any excess of the carrying value over the amount of fair value is recognized as an impairment.
Deferred Financing Fees
Deferred financing fees that are incurred by the Company in connection with the issuance of debt are deferred and amortized to interest expense over the life of the underlying indebtedness.

Business Combinations
The purchase price of an acquired company is allocated between tangible and intangible assets acquired and liabilities assumed from the acquired business based on their estimated fair values with the residual of the purchase price recorded as goodwill. The results of operations of the acquired businesses are included in our operating results from the dates of acquisition.
Warranty
We generally offer a warranty for our products. The specific terms and conditions of those warranties vary depending upon the product sold. We estimate the costs that may be incurred under our warranties and record a liability in the amount of such costs at the time product revenue is recognized. Factors that affect our warranty liability include historical product-failure experience and estimated repair costs for identified matters for each specific product category. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.
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
Both the pension plans and the other postretirement benefit plans were modified during the year ended December 31, 2011. Participants who had 70 or more points (age plus completed years of service) could elect to stay in the pension and accrue additional benefits or receive the Company's 401K match, which was reinstated as of January 1, 2012. Those with less than 70 points were removed from the pension plan and will not accrue any additional benefits. The Company's other postretirement benefit plans are in the process of being phased-out.
We determine the expected long-term rate of return on plan assets based on aggregating the expected rates of return for each component of the plan's asset mix. We use historic plan asset returns combined with current market conditions to estimate the rate of return. The expected rate of return on plan assets is a long-term assumption and generally does not change annually. The discount rate reflects the market rate for high-quality fixed income debt instruments as of our annual measurement date and is subject to change each year. Holding all other assumptions constant, a one-percentage-point increase or decrease in the assumed rate of return on plan assets would decrease or increase 2014 net periodic pension expense by approximately $2.0 million. Likewise, a one-percentage-point increase or decrease in the discount rate would decrease or increase 2014 net periodic pension expense by approximately $5.3 million or $5.7 million, respectively.
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
Key assumptions that we use in determining the amount of the obligation and expense recorded for postretirement benefits other than pensions ("OPEB"), under the appropriate accounting guidance, include the assumed discount rate and the assumed rate of increases in future health care costs. In estimating the health care cost trend rate, we consider actual health care cost experience, future benefit structures, industry trends and advice from our actuaries. We assume that the relative increase in health care costs will generally trend downward over the next several years, reflecting assumed increases in efficiency and cost-containment initiatives in the health care system. For purposes of measuring the benefit obligation associated with the Company's other postretirement benefit plans as of December 31, 2014, as well as the assumed rate for 2015, a between 7.75% to 8.25% annual rate of increase in the per capita cost of covered health care benefits was assumed and a 7.00% annual rate of increase in the per capita cost of covered prescription drug benefits was assumed. The rate was then assumed to decrease to an ultimate rate of 5% for 2022 for the medical plan and prescription drug plan and thereafter for the benefit obligation. Increasing the assumed health care cost trend by one-percentage-point in each year would increase the benefit obligation as of December 31, 2014 by $0.3 million and increase the aggregate of the service and interest cost components of net periodic benefit cost for 2014 by a minimal amount. Decreasing the assumed health care cost trend rate by one percentage point in each year would decrease the benefit obligation as of December 31, 2014 by approximately $0.3 million and decrease the aggregate of the service and interest cost components of net periodic benefit cost for 2014 by a minimal amount.
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
At December 31, 2014, our deferred tax liabilities of $109.1 million exceeded deferred tax assets of $60.8 million by $48.3 million. At December 31, 2013, deferred tax liabilities of $99.1 million exceeded deferred tax assets of $34.1 million by $65.0 million. Our deferred tax assets at December 31, 2014 and 2013 of $60.8 million and $34.1 million, respectively, are net of valuation allowances of $7.9 million and $9.0 million, respectively. We have recorded the valuation allowance primarily for net operating loss carryforwards in foreign tax jurisdictions where we have incurred historical tax losses from operations or acquired tax losses through acquisition, and have determined that it is more likely than not that these deferred tax assets will not be realized.
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
Derivative Financial Instruments
We occasionally use derivative financial instruments to reduce our exposure to adverse fluctuations in interest rates. We will continue to review its exposure to interest rate fluctuations and evaluate whether it should manage such exposure through derivative transactions.
From time to time, we enter into foreign currency forward exchange contracts and foreign currency option contracts to manage our exposure to foreign exchange rates associated with short-term operating receivables of a Canadian subsidiary that are payable by the U.S. operations. The terms of these contracts are less than a year.
We do not hold or issue derivative financial instruments for trading or speculative purposes. We recognize derivatives as either assets or liabilities in the accompanying consolidated balance sheet and measures those instruments at fair value. Changes in the fair value of such contracts are reported in earnings as a component of “Other (income) expense, net.”
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
We also have risk in our exposure to certain materials and transportation costs. Steel, leather, wood products and plastics are all used in our products. For the year ended December 31, 2014, we estimated that materials and transportation inflation were approximately $4.5 million and $1.4 million, respectively. During 2013, we estimated materials inflation was approximately $1.3 million and transportation inflation was minimal. We continue to work to offset price increases in raw materials and transportation through our global sourcing initiatives, cost improvements and price increases to our products.
Interest Rate Risk
We have variable rate debt obligations that are denominated in U.S. dollars. A change in interest rates impacts the interest incurred and cash paid on the variable rate debt.
In the past, we have used interest rate swap agreements for other-than-trading purposes in order to manage our exposure to fluctuations in interest rates on our variable rate debt. Fluctuations in LIBOR affect both our net financial instrument position and the amount of cash to be paid or received by us, if any, under these agreements. There were no interest rate hedge agreements outstanding as of December 31, 2014 or December 31, 2013. During 2014 and 2013, our interest rates were approximately 2.3% and 2.4%, respectively.
The following table summarizes our market risks associated with our debt obligations as of December 31, 2014. For debt obligations, the table presents principal cash flows and related average interest rates by year of maturity. Variable interest rates presented for variable-rate debt represent the average interest rates on our credit facility borrowings as of December 31, 2014.

	2015	2016	2017	2018	2019	Thereafter	Total
	(in thousands)
Rate-Sensitive Liabilities
Long-term Debt:
Variable Rate Debt	$10,000	$10,000	$10,000	$10,000	$218,000	$—	$258,000
Variable Interest Rate	2.50%	3.15%	3.88%	4.28%	4.47%	—%	3.66%
The fair value of the Company's long-term debt approximates its carrying value, as the variable rate debt and the associated terms are comparable to market terms as of the balance sheet date.
For each period presented, the average interest rate is based on an estimated variable interest rate as of December 31, 2014. The estimated variable interest rate is based on the Company's expected consolidated leverage ratio, and the forecasted LIBOR rate and commitment fees for each period presented. The computation of interest, as included in the above table, is based on our Amended and Restated Credit Agreement, dated May 20, 2014.
An increase in our effective interest rate of 1% would increase annual interest expense by approximately $2.4 million. We will continue to review our exposure to interest rate fluctuations and evaluate whether we should manage such exposure through derivative transactions.

Foreign Currency Exchange Rate Risk
We manufacture our products in the United States, Canada and Italy, and sell our products primarily in those markets as well as in other European countries. Our foreign sales and certain expenses are transacted in foreign currencies. Our production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. Additionally, as our reporting currency is the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the Canadian dollar and the Euro. Approximately 11.8% and 12.8% of our revenues in 2014 and 2013, respectively, and 30.2% and 33.2% of our cost of goods sold in 2014 and 2013, respectively, were denominated in currencies other than the U.S. dollar. Foreign currency exchange rate fluctuations resulted in $5.8 million and $3.5 million translation gains for 2014 and 2013, respectively.
From time to time, we enter into foreign currency hedges to manage our exposure to foreign exchange rates associated with short-term operating receivables of a Canadian subsidiary that are payable by our U.S. operations. The terms of these contracts are typically less than a year. Changes in the fair value of such contracts are reported in earnings in the period the value of the contract changes. The net gain or loss upon settlement and the change in fair value of outstanding contracts is recorded as a component of other (income) expense. During 2014, the Company entered into one foreign currency contract. During 2013, the Company entered into two foreign currency contracts. No amount was paid or received as a result of these contracts in 2014 or 2013. As of December 31, 2014, the Company had no outstanding foreign currency contracts.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Knoll, Inc.

We have audited the accompanying consolidated balance sheets of Knoll, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Knoll, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Knoll, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2015 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 2, 2015

KNOLL, INC.
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$19,021	$12,026
Customer receivables, net	114,551	103,755
Inventories	140,835	96,671
Deferred income taxes	15,868	10,030
Prepaid and other current assets	21,544	12,145
Total current assets	311,819	234,627
Property, plant, and equipment, net	165,019	137,893
Goodwill	128,918	79,951
Intangible assets, net	253,739	214,695
Other non-trade receivables	3,278	4,250
Other noncurrent assets	6,170	4,346
Total Assets	$868,943	$675,762
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$10,000	$—
Accounts payable	114,914	91,378
Income taxes payable	12,895	438
Other current liabilities	93,965	75,984
Total current liabilities	231,774	167,800
Long-term debt	248,000	173,000
Deferred income taxes	64,203	75,057
Postretirement benefits other than pensions	8,765	8,908
Pension liability	70,770	5,615
Other noncurrent liabilities	32,213	21,555
Total liabilities	655,725	451,935
Commitments and contingent liabilities
Equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 64,113,785 shares issued and 48,723,414 shares outstanding (including 1,235,904 non-voting restricted shares and net of 15,390,371 treasury shares) at December 31, 2014 and 63,057,266 shares issued and 48,289,946 shares outstanding (including 1,230,488 non-voting restricted shares and net of 14,767,320 treasury shares) at December 31, 2013	487	483
Additional paid-in capital	41,143	37,258
Retained earnings	204,063	180,949
Accumulated other comprehensive income (loss)	(32,682)	5,137
Total Knoll, Inc. stockholders' equity	213,011	223,827
Noncontrolling interests	207	—
Total equity	213,218	223,827
Total Liabilities and Equity	$868,943	$675,762
 See accompanying notes to the consolidated financial statements.

KNOLL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(dollars in thousands, except per share data)

	Years ended December 31,
	2014	2013	2012
Sales	$1,050,294	$862,252	$898,496
Cost of sales	678,609	581,920	600,602
Gross profit	371,685	280,332	297,894
Selling, general, and administrative expenses	286,801	224,915	206,422
Restructuring and other charges	1,532	5,104	—
Intangible asset impairment charge	—	8,900	—
Pension settlement and OPEB curtailment	6,509	—	—
Operating profit	76,843	41,413	91,472
Interest expense	7,378	5,941	6,350
Other (income) expense, net	(6,285)	(3,430)	3,215
Income before income tax expense	75,750	38,902	81,907
Income tax expense	29,165	15,718	30,384
Net earnings	46,585	23,184	51,523
Net loss attributable to noncontrolling interests	(11)	—	—
Net earnings attributable to Knoll, Inc. stockholders	$46,596	$23,184	$51,523

Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$0.98	$0.49	$1.10
Diluted	$0.97	$0.49	$1.09
Weighted-average number of common shares outstanding:
Basic	47,346,532	46,916,845	46,634,834
Diluted	48,068,249	47,659,418	47,059,186

Net earnings	$46,585	$23,184	$51,523
Other comprehensive income (loss):
Pension and other postretirement liability adjustment, net of tax	(25,548)	36,729	(12,358)
Foreign currency translation adjustment	(12,271)	(4,814)	1,466
Total other comprehensive income (loss), net of tax	(37,819)	31,915	(10,892)
Total comprehensive income	8,766	55,099	40,631
Comprehensive income (loss) attributable to noncontrolling interests	(11)	—	—
Comprehensive income attributable to Knoll, Inc. stockholders	$8,777	$55,099	$40,631

See accompanying notes to the consolidated financial statements.

KNOLL, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Knoll, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2011	$477	$23,631	$150,408	$(15,886)	$158,630	$—	$158,630
Net earnings	—	—	51,523	—	51,523	—	51,523
Other comprehensive loss	—	—	—	(10,892)	(10,892)	—	(10,892)
Shares issued for consideration:
Exercise of stock options	2	1,039	—	—	1,041	—	1,041
Income tax effect from the exercise of stock options and vesting of equity awards	—	(2,652)	—	—	(2,652)	—	(2,652)
Shares issued under stock incentive plan	3	—	—	—	3	—	3
Shares issued to Board of Directors in lieu of cash	—	50	—	—	50	—	50
Stock-based compensation	—	10,356	—	—	10,356	—	10,356
Cash dividend ($0.44 per share)	—	—	(21,069)	—	(21,069)	—	(21,069)
Purchase of common stock	(3)	(4,673)	—	—	(4,676)	—	(4,676)
Balance at December 31, 2012	$479	$27,751	$180,862	$(26,778)	$182,314	$—	$182,314
Net earnings	—	—	23,184	—	23,184	—	23,184
Other comprehensive income	—	—	—	31,915	31,915	—	31,915
Shares issued for consideration:
Exercise of stock options	3	3,976	—	—	3,979	—	3,979
Income tax effect from the exercise of stock options and vesting of equity awards	—	643	—	—	643	—	643
Shares issued under stock incentive plan	4	—	—	—	4	—	4
Shares issued to Board of Directors in lieu of cash	—	50	—	—	50	—	50
Stock-based compensation	—	10,473	—	—	10,473	—	10,473
Cash dividend ($0.48 per share)	—	—	(23,097)	—	(23,097)	—	(23,097)
Purchase of common stock	(3)	(5,635)	—	—	(5,638)	—	(5,638)
Balance at December 31, 2013	$483	$37,258	$180,949	$5,137	$223,827	$—	$223,827
Noncontrolling interests acquired in acquisition	—	—	—	—	—	218	218
Net earnings	—	—	46,596	—	46,596	(11)	46,585
Other comprehensive loss	—	—	—	(37,819)	(37,819)	—	(37,819)
Shares issued for consideration:							—
Exercise of stock options	4	4,854	—	—	4,858	—	4,858
Income tax effect from the exercise of stock options and vesting of equity awards	—	(119)	—	—	(119)	—	(119)
Shares issued under stock incentive plan	6	—	—	—	6	—	6
Shares issued to Board of Directors in lieu of cash	—	56	—	—	56	—	56
Stock-based compensation	—	8,062	—	—	8,062	—	8,062
Cash dividend ($0.48 per share)	—	—	(23,482)	—	(23,482)	—	(23,482)
Purchase of common stock	(6)	(8,968)	—	—	(8,974)	—	(8,974)
Balance at December 31, 2014	$487	$41,143	$204,063	$(32,682)	$213,011	$207	$213,218

See accompanying notes to the consolidated financial statements.

KNOLL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITES
Net earnings	$46,585	$23,184	$51,523
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation	16,327	14,727	14,632
Amortization expense (including deferred financing fees)	3,715	1,634	1,915
Provision for deferred taxes	(269)	3,529	4,393
Write-off of deferred financing fees	347	—	477
Unrealized foreign currency (gains) losses	(6,640)	(4,578)	1,338
Stock-based compensation	8,062	10,473	10,356
Intangible asset impairment charge	—	8,900	—
Other non-cash items	466	153	(412)
Changes in assets and liabilities, net of effects of acquisitions:
Customer receivables	(11,224)	2,455	9,134
Inventories	(21,302)	958	1,019
Accounts payable	23,002	6,204	(1,641)
Current income taxes	(5,528)	15,663	(13,782)
Other current assets	(3,601)	414	(3,920)
Other current liabilities	(6,971)	(8,123)	788
Other noncurrent assets and liabilities	45,258	(20,979)	(5,252)
Cash provided by operating activities	88,227	54,614	70,568
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net	(41,586)	(29,064)	(16,545)
Purchase of business, net of cash acquired	(93,349)	—	(5,968)
Purchase of licenses	(315)	(315)	(488)
Cash used in investing activities	(135,250)	(29,379)	(23,001)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from credit facility	789,000	281,000	562,000
Repayment of credit facility	(704,000)	(301,000)	(581,000)
Payment of financing fees	(1,938)	(13)	(2,848)
Payment of dividends	(22,742)	(22,529)	(20,537)
Proceeds from the issuance of common stock	4,914	4,029	1,091
Purchase of common stock for treasury	(8,974)	(5,638)	(4,676)
Tax benefit from the exercise of stock options and vesting of equity awards	1,005	643	179
Cash provided by (used in) financing activities	57,265	(43,508)	(45,791)
Effect of exchange rate changes on cash and cash equivalents	(3,247)	343	(83)
Net increase (decrease) in cash and cash equivalents	6,995	(17,930)	1,693
Cash and cash equivalents at beginning of year	12,026	29,956	28,263
Cash and cash equivalents at end of year	$19,021	$12,026	$29,956

See accompanying notes to the consolidated financial statements.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

1. DESCRIPTION OF THE BUSINESS
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries and any partially owned subsidiaries that the Company has the ability to control. Control generally equates to ownership percentage, whereby investments that are more than 50% owned are generally consolidated investments in affiliates of 50% or less but greater than 20% are generally accounted for using the equity method, and investments in affiliates of 20% or less are accounted for using the cost method. Intercompany transactions and balances have been eliminated in consolidation.
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
Restatement of Previously Reported Financial Information
In conjunction with the year-end financial statement close process, an error was identified in the historical accounting for income taxes during the annual and quarterly periods from 2007 through 2014. The error resulted from the failure to identify the income tax ramifications associated with the non-timely settlement of sales transactions between the Company's Canadian subsidiary, Knoll North America Corp., and Knoll, Inc. The errors resulted in improperly stated deferred tax assets and liabilities, uncertain tax positions, other comprehensive income, and income tax expense. Consequently, the Company has restated certain prior period amounts for these errors. The Company has also corrected certain other identified immaterial errors, including the recognition of certain sales and cost of sales in the incorrect fiscal periods.
The impact of these prior period errors were not material to the Company in any of those prior periods. However, the aggregate amount of the prior period errors of $3.9 million, if corrected in 2014, would have been material to the Company's current year consolidated statement of operations and comprehensive income. The Company has corrected the prior period errors for all periods presented, including each of the quarters ended in 2014 and 2013, by restating the consolidated financial statements and other financial information included herein. See Notes 23 and 24 for the impact of these corrections on previously reported amounts.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and highly liquid investments with maturities of three months or less at the date of purchase.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Revenue Recognition
The Company recognizes revenue when the earnings process is complete. This occurs when risk and title transfers, collectibility is reasonably assured and pricing is fixed and determinable. Accordingly, revenue is recognized when risk and title are transferred to the client, which primarily occurs at the time of shipment. Taxes on revenue producing transactions are not included in sales. Based on historical experience, accruals are made at the time of sale to estimate for sales returns.
Customer Receivables
The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance is determined through an analysis of the aging of accounts receivable and assessments of risk that are based on historical trends and an evaluation of the impact of current and projected economic conditions. The Company evaluates the past-due status of its customer receivables based on the contractual terms of sale. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Accounts receivable are charged off against the allowance for doubtful accounts when the Company determines that recovery is unlikely.
Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company reserves for inventory that, in its judgment, is impaired or obsolete. Obsolescence may be caused by the discontinuance of a product line, changes in product material specifications, replacement products in the marketplace and other competitive influences.
Property, Plant, and Equipment
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
Goodwill and Intangible Assets
The Company records the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired as goodwill. Goodwill and intangible assets with indefinite lives are tested for impairment at least annually and whenever events or circumstances occur indicating that a possible impairment may have been incurred. Intangible assets with finite lives are amortized over their useful lives.

The Company assesses whether goodwill impairment exists using both the qualitative and quantitative assessments. The qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If based on this qualitative assessment the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount or if the Company elects not to perform a qualitative assessment, a quantitative assessment is performed using a two-step approach to determine whether a goodwill impairment exists at the reporting unit.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
The first step of the quantitative test is to compare the carrying amount of the reporting unit's assets to the fair value of the reporting unit. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying amount exceeds the fair value, then the second step is required to be completed, which involves allocating the fair value of the reporting unit to each asset and liability, with the excess being applied to goodwill. An impairment loss occurs if the amount of the recorded goodwill exceeds the implied goodwill. The determination of the fair value of the reporting units is based, among other things, on estimates of future operating performance of the reporting unit being valued.

When performing the two-step quantitative impairment test, the Company's methodology includes the use of an income approach, which discounts future net cash flows to their present value at a rate that reflects the Company's cost of capital, otherwise known as the discounted cash flow method ("DCF"). These estimated fair values are based on estimates of future cash flows of the reporting units. The Company also incorporates market multiples for comparable companies in determining the fair value of the reporting units. Any such impairment would be recognized in full in the reporting period in which it has been identified.

The Company assesses whether indefinite-lived intangible assets impairment exists using both the qualitative and quantitative assessments. The qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If based on this qualitative assessment, the Company determines it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount or if the Company elects not to perform a qualitative assessment, a quantitative assessment is performed to determine whether an indefinite-lived intangible asset impairment exists. The Company tests the indefinite-lived intangible assets for impairment by comparing the carrying value to the fair value based on current revenue projections of the related operations, under the relief from royalty method. Any excess of the carrying value over the amount of fair value is recognized as an impairment.
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
Business Combinations
The purchase price of an acquired company is allocated between tangible and intangible assets acquired and liabilities assumed from the acquired business based on their estimated fair values, with the residual of the purchase price recorded as goodwill. The results of operations of the acquired business are included in the Company's operating results from the date of acquisition.
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
Research and Development Costs
Research and development expenses, which are expensed as incurred and included as a component of selling, general, and administrative expenses, were $19.2 million for 2014, $17.8 million for 2013, and $15.3 million for 2012.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Income Taxes
The Company accounts for income taxes using the asset and liability approach, which requires deferred tax assets and liabilities be recognized using enacted tax rates to measure the effect of temporary differences between book and tax bases on recorded assets and liabilities. Valuation allowances are recorded to reduce deferred tax assets, if it is more likely than not some portion or all of the deferred tax assets will not be recognized.  The need to establish valuation allowances against deferred tax assets is assessed quarterly. The primary factors used to assess the likelihood of realization are forecasts of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.

With respect to accounting for uncertainty in income taxes, the Company evaluates tax positions to determine whether the benefits of tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, the Company recognizes the largest amount of the benefit that is greater than 50% likely of being realized upon ultimate settlement. For tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit. If the more likely than not threshold is not met in the period for which a tax position is taken, the Company may subsequently recognize the benefit of that tax position if the tax matter is effectively settled, the statute of limitations expires, or if the more likely than not threshold is met in a subsequent period.

The Company recognizes tax related interest and penalties in income tax expense and accrues for interest and penalties in other noncurrent liabilities.
Fair Value of Financial Instruments
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

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The Company and its subsidiaries use, as appropriate, a market approach (generally, data from market transactions), an income approach (generally, present value techniques and option-pricing models), and/or a cost approach (generally, replacement cost) to measure the fair value of an asset or liability. These valuation approaches incorporate inputs such as observable, independent market data and/or unobservable data that management believes are predicated on the assumptions market participants would use to price an asset or liability. These inputs may incorporate, as applicable, certain risks such as nonperformance risk, which includes credit risk.
Derivative Financial Instruments
From time to time, the Company enters into foreign currency hedges to manage its exposure to foreign exchange rates associated with short-term operating receivables of a Canadian subsidiary that are payable by the U.S. operations. The terms of these contracts are typically less than a year.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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
Warranty
The Company generally offers a warranty for its products. The specific terms and conditions of those warranties vary depending upon the product sold. The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company's liability include historical product-failure experience and estimated repair costs for identified matters for each specific product category. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.
Concentration of Credit Risk
The Company's accounts receivables are primarily due from a network of independent dealers and direct customers. The Company monitors and manages the credit risk associated with the individual dealers and direct customers. The independent dealers are responsible for assessing and assuming credit risk of their customers and may require their customers to provide deposits or other credit enhancement measures. Historically, the Company has had a concentration of federal and local government receivables, however, they carry minimal credit risk.
Foreign Currency Translation
Results of foreign operations are translated into U.S. dollars using average exchange rates during the year, while assets and liabilities are translated into U.S. dollars using the exchange rates as of the balance sheet dates. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss).
Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than the functional currency of the applicable subsidiary are included in the Consolidated Statements of Operations, within other (income) expense, net, in the year in which the change occurs.
Stock-Based Compensation
The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Forfeitures are estimated based on historical experience.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Stock Options
The fair value for stock options is estimated at the date of grant using an option pricing model, which requires management to make certain assumptions based on both historical and current data. The assumptions include expected term of the options, risk-free interest rate, expected volatility, and dividend yield. The expected term represents the expected amount of time that options granted are expected to be outstanding, based on historical and forecasted exercise behavior. The risk-free rate is based on the rate at grant date of zero-coupon U.S. Treasury Notes with a term equal to the expected term of the option. Expected volatility is estimated based on the historical volatility of the Company's stock price. The Company's dividend yield is based on historical data. The Company recognizes compensation expense over the applicable vesting period using the graded vesting attribution method, which treats each option grant as multiple grants each with its own requisite service period.
Restricted Stock and Restricted Stock Units
The fair value of restricted stock and restricted stock units, excluding the market-based restricted stock units discussed below, is based upon the closing market price of the Company's common stock on the date of grant. The Company recognizes compensation expense using the straight-line method over the vesting period.
The fair value of the market-based restricted stock units is estimated at the date of grant using a lattice pricing model, which requires management to make certain assumptions based on both historical and current data. These awards vest based upon the performance of the Company's stock price relative to a peer group. The assumptions included in the model include, but are not limited to, risk-free interest rate, expected volatility of the Company's and the peer group's stock prices, and dividend yield. The risk-free rate is based upon the applicable U.S. Treasury Note rate. Expected volatility is estimated based on the historical volatility of the Company's and peer group's stock prices. The Company's dividend yield is based on historical data.
Earnings per Share
Basic earnings per share excludes the dilutive effect of (i) common shares that could potentially be issued due to the exercise of stock options, and (ii) unvested restricted stock and restricted stock units, and is computed by dividing net earnings attributable to Knoll, Inc. stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share includes the effect of shares and potential shares issued under the stock incentive plans.
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
The Company determines the expected long-term rate of return on plan assets based on aggregating the expected rates of return for each component of the plan's asset mix. The Company uses historic plan asset returns combined with current market conditions to estimate the rate of return. The expected rate of return on plan assets is a long-term assumption and generally does not change annually. The discount rate reflects the market rate for high-quality fixed income debt instruments as of our annual measurement date and is subject to change each year.
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

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Key assumptions used in determining the amount of the obligation and expense recorded for postretirement benefits other than pensions ("OPEB"), include the assumed discount rate and the assumed rate of increases in future health care costs. In estimating the health care cost trend rate, the Company considers actual health care cost experience, future benefit structures, industry trends and advice from our actuaries. The Company assumes that the relative increase in health care costs will generally trend downward over the next several years, reflecting assumed increases in efficiency and cost-containment initiatives in the health care system.
In accordance with the appropriate accounting guidance, the Company recognized in the consolidated balance sheet the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligation) of the defined benefit pension and postretirement benefit plans. To record the unfunded status of the plans, the Company recorded an additional liability and an adjustment to accumulated other comprehensive income, net of tax.
The actuarial assumptions the Company used in determining the pension and OPEB retirement benefits may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants. While the Company believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may materially affect the financial position or results of operations.
Segment Information
Accounting Standards Codification 280, Segment Reporting, defines that a segment for reporting purposes is based on the financial performance measures that are regularly reviewed by the "Chief Operating Decision Maker" to assess segment performance and to make decisions about a public entity's allocation of resources. Based on this guidance, the Company reports its segment results based on the following reportable segments: (i) Office; (ii) Studio; and (iii) Coverings. The Office segment serves corporate, government, healthcare, retail and other customers in the United States and Canada providing a portfolio of office furnishing solutions including systems, seating, storage, and KnollExtra ergonomic accessories, and other products. The Studio segment includes KnollStudio®, Knoll Europe which sells primarily KnollStudio® products, and Holly Hunt Enterprises, Inc. The KnollStudio® portfolio includes a range of lounge seating; side, café and dining chairs; barstools; and conference, dining and occasional tables. HOLLY HUNT® produces and showcases custom made product including indoor and outdoor furniture, lighting, rugs, textiles and leathers. The Coverings segment includes, KnollTextiles®, Spinneybeck®, and Edelman®Leather. These businesses serve a wide range of customers offering high-quality textiles, felt, and leather.
New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition, and most industry-specific guidance throughout the Accounting Standards Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for fiscal years beginning after December 15, 2016, and for interim periods therein. The guidance permits the use of either a full retrospective or modified retrospective transition method. The Company has not yet selected a transition method and is currently evaluating the impact of the amended guidance on the consolidated financial position, results of operations and related disclosures.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

3. ACQUISITIONS
On February 3, 2014, the Company acquired Holly Hunt Enterprises, Inc (HOLLY HUNT®). The acquisition advances the Company's strategy of building its global capability as a resource for high-design workplaces and homes, including the commercial contract, decorator to-the-trade and consumer markets. The aggregate purchase price for the acquisition was $95.0 million, plus certain contingent payouts of up to $16.0 million in the aggregate based on the future performance of the business. The purchase price was funded from borrowings under the Company's revolving credit facility. The Company recorded the acquisition of HOLLY HUNT using the acquisition method of accounting and recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The results of operations of HOLLY HUNT have been included in the Company's Studio segment beginning February 3, 2014.

The amount of sales and net earnings that resulted from the acquisition and attributable to Knoll, Inc. stockholders included in the consolidated statements of operations and comprehensive income during the twelve months ended December 31, 2014 were as follows (in thousands):

Sales	$102,572
Net earnings attributable to Knoll, Inc. stockholders	$6,291

The following table summarizes the preliminary fair values assigned to the assets acquired and liabilities assumed as of the February 3, 2014 acquisition date (in thousands):

Working Capital (1)	$14,376
Property, plant and equipment	5,995
Intangible assets	41,786
Contingent consideration	(16,000)
Noncontrolling interests	(218)
Other liabilities	(604)
Fair value of net acquired identifiable assets and liabilities	$45,335

Purchase Price	$95,000
Less: Fair value of net acquired identifiable assets and liabilities	45,335
Goodwill	$49,665

(1) Working capital accounts include cash, customer receivables, inventories, prepaid expenses and other current assets, accounts payable, and other current liabilities.

These above amounts are reflective of adjustments made during the fourth quarter of 2014, which include a $0.6 million reduction to working capital and an offsetting increase to goodwill. Additionally, these amounts are determined based on certain valuations and studies that have yet to be finalized, and accordingly, the assets acquired and liabilities assumed, as detailed above, are subject to adjustment once the detailed analyses are finalized. The goodwill recorded is deductible for income tax purposes.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

3. ACQUISITIONS (continued)
The following table summarizes the preliminary fair value of intangible assets as of the acquisition date (in thousands):

	Fair Value	Weighted-Average Useful Life
Intangible assets:
Tradename	$23,479	Indefinite
Non-competition agreements	2,440	4
Customer relationships	15,867	10
Total intangible assets	$41,786

The Company recorded acquisition costs in its consolidated statement of operations and comprehensive income, within selling, general, and administrative expenses during the year ended December 31, 2014 as follows (in thousands):

Accounting and legal fees	$435
Other	275
Total	$710

The following unaudited pro forma summary financial information presents the operating results of the combined company, assuming the acquisition had occurred as of January 1, 2013 (in thousands):

	Years Ended December 31,
	2014	2013
Pro forma sales	$1,058,115	$956,795
Pro forma net earnings attributable to Knoll, Inc stockholders	$47,079	$25,450

The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results that would have been attained had the acquisition occurred on January 1, 2013, nor is it indicative of results of operations for future periods. The pro forma information presented includes adjustments for acquisition costs, interest expense that would have been incurred to finance the acquisition, amortization and depreciation.
On March 1, 2012, the Company acquired Richard Schultz Design Inc., a designer and manufacturer of outdoor furniture for the residential, hospitality and contract office furniture markets. The closing cash purchase price was approximately $6.0 million. The Company acquired intangible assets, in connection with the acquisition, including the tradename ($2.8 million), customer relationships ($0.2 million), and non-competition agreements ($0.2 million). Goodwill relating to the acquisition was recorded at $3.2 million. Goodwill for tax purposes will be amortized over 15 years. The remaining intangibles acquired (customer relationships and non-competition agreements) were assigned finite useful lives and amortization will be recorded over the economic life of the intangibles.
The results of these acquisitions have been included in the Company's results of operations as of the respective acquisition dates. These acquisitions strengthen the Company's portfolio of products that can be offered.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

4. RESTRICTED CASH
Included in the Company's consolidated balance sheet in cash and cash equivalents is restricted cash of $0.6 million and $0.4 million at December 31, 2014 and 2013, respectively. This restricted cash primarily represents a bond held in the United Kingdom in order to defer the payment of duties on imports into the United Kingdom.
5. CUSTOMER RECEIVABLES, NET
Customer receivables are presented net of an allowance for doubtful accounts of $7.2 million and $5.7 million at December 31, 2014 and 2013, respectively. Management performs ongoing credit evaluations of its clients and generally does not require collateral.
6. INVENTORIES

Information regarding the Company's inventories is as follows (in thousands):

	December 31, 2014	December 31, 2013
Raw materials	$54,376	$49,479
Work-in-process	7,265	6,598
Finished goods	79,194	40,594
	$140,835	$96,671

Inventory reserves for obsolescence and other estimated losses were $8.4 million and $7.2 million at December 31, 2014 and 2013, respectively, and have been included in the amounts above.
7. PROPERTY, PLANT, AND EQUIPMENT, NET
Information regarding the Company's property, plant and equipment is as follows (in thousands):

	December 31, 2014	December 31, 2013
Land and buildings	$120,165	$117,653
Machinery and equipment	261,415	255,390
Construction in progress	23,684	18,683
Property, plant and equipment	405,264	391,726
Accumulated depreciation	(240,245)	(253,833)
Property, plant, and equipment, net	$165,019	$137,893
Included in construction in progress are computer software costs of $12.6 million and $10.2 million as of December 31, 2014 and 2013, respectively During 2014, $1.3 million of computer software costs were capitalized. No computer software costs were capitalized in 2013. During 2014 and 2013, the Company capitalized interest of approximately $0.4 million and $0.2 million, respectively. No interest was capitalized in 2012.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

8. GOODWILL AND INTANGIBLE ASSETS, NET
Information regarding the Company's intangible assets is as follows (in thousands):

	December 31, 2014			December 31, 2013
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Indefinite-lived intangible assets:
Tradenames	$231,300	$—	$231,300	$207,821	$—	$207,821
Finite-lived intangible assets:
Various	34,215	(11,776)	22,439	15,593	(8,719)	6,874
Total	$265,515	$(11,776)	$253,739	$223,414	$(8,719)	$214,695

The Company's amortization expense related to finite-lived intangible assets was $3.1 million, $1.0 million, and $1.0 million for the years ended December 31, 2014, 2013, and 2012, respectively. The expected amortization expense based on the finite-lived intangible assets as of December 31, 2014 is as follows (in thousands):

Estimated Amortization
2015	$3,251
2016	3,237
2017	3,200
2018	2,375
2019	2,142

The changes in the carrying amount of goodwill by reportable segment are as follows (in thousands):

	Office Segment	Studio Segment	Coverings Segment	Total
Balance as of December 31, 2013	$37,578	$5,414	$36,959	$79,951
Goodwill acquired in HOLLY HUNT acquisition	—	49,665	—	49,665
Foreign currency translation adjustment	(730)	32	—	(698)
Balance as of December 31, 2014	$36,848	$55,111	$36,959	$128,918

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

9. OTHER CURRENT LIABILITIES
Information regarding the Company's other current liabilities are as follows (in thousands):

	December 31, 2014	December 31, 2013
Accrued employee compensation	$35,030	$31,395
Accrued pension costs	—	12,260
Customer deposits	24,927	5,200
Warranty	8,180	8,214
Contingent payout	5,000	—
Other	20,828	18,915
Other current liabilities	$93,965	$75,984

10. INDEBTEDNESS
The Company's long-term debt is summarized as follows (in thousands):

	December 31, 2014	December 31, 2013
Balance of revolving credit facility	$63,000	$173,000
Balance of term loan	195,000	—
Total long-term debt	258,000	173,000
Less: Current maturities of long-term debt	10,000	—
Long-term debt	$248,000	$173,000
Credit Facilities
On May 20, 2014, the Company amended and restated its existing credit facility, dated February 3, 2012, with a new $500.0 million credit facility maturing on May 20, 2019, consisting of a revolving commitment in the amount of $300.0 million and a term loan commitment in the amount of $200.0 million ("Amended Credit Agreement"). The Amended Credit Agreement also includes an option to increase the size of the revolving credit facility or incur incremental term loans by up to an additional $200.0 million, subject to the satisfaction of certain terms and conditions.

Borrowings under the revolving credit facility may be repaid at any time, but no later than the maturity date on May 20, 2019.  Obligations under the credit facility are secured by a first priority security interest in (i) the capital stock of certain present and future subsidiaries (with limitations on foreign subsidiaries) and (ii) all present and future property and assets of the Company (with various limitations and exceptions). The Company retains the right to terminate or reduce the size of the revolving credit facility at any time.  Borrowings under the term loan facility are due in equal quarterly installments of $2.5 million, with the remaining borrowings due on the maturity date.

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

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

10. INDEBTEDNESS (continued)
The Company is required to pay an annual commitment fee equal to a rate per annum calculated as the product of the applicable rate based upon the Company's leverage ratio as set forth in the credit agreement, times the unused portion of the revolving credit facility. In addition, the Company is required to pay a letter of credit fee equal to the applicable rate based upon the Company's leverage ratio as set forth in the credit agreement times the daily maximum amount available to be drawn under such letter of credit. The commitment and letter of credit fees are payable in arrears on the last business day of each quarter.
At December 31, 2014 and December 31, 2013, the Company's interest rates were approximately 2.3% and 2.4%, respectively.

The Amended Credit Agreement requires the Company to comply with various affirmative and negative covenants, including without limitation (i) covenants to maintain a minimum specified interest coverage ratio and maximum specified net leverage ratio, and (ii) covenants that prevent or restrict the Company’s ability to pay dividends, engage in certain mergers or acquisitions, make certain investments or loans, incur future indebtedness, engage in sale-leaseback transactions, alter its capital structure or line of business, prepay subordinated indebtedness, engage in certain transactions with affiliates and sell stock or assets. The Company was in compliance with the Amended Credit Agreement covenants at December 31, 2014.

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
Deferred Financing Fees
In connection with the refinancing of the Company's previous credit facility during 2014, the Company wrote off $0.3 million of unamortized deferred financing fees associated with the previous credit facility and incurred $1.9 million in new financing fees that will be amortized as a component of interest expense over the life of the new facility through May 2019. Deferred financing fees, net of accumulated amortization, totaled $2.9 million and $2.0 million as of December 31, 2014 and 2013, respectively. Amortization expense related to the deferred financing fees, included in interest expense, was $0.7 million for the year ended December 31, 2014 and $0.6 million for the years ended December 31, 2013 and 2012.
Others
The Company also has several revolving credit agreements with various European financial institutions. These credit agreements provide credit primarily for overdraft and working capital purposes. As of December 31, 2014, total credit available under such agreements was approximately $11.4 million. There is currently no expiration date on these agreements. The interest rates on borrowings are variable and are based on the monetary market rate that is linked to each country's prime rate. The Company had no outstanding borrowings under the European credit facilities as of December 31, 2014 and 2013.
Interest Paid
During 2014, 2013, and 2012, the Company made interest payments totaling $7.3 million, $5.4 million, and $5.4 million, respectively.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

11. STOCKHOLDERS' EQUITY
Preferred Stock
The Company's Certificate of Incorporation authorizes the issuance of 10,000,000 shares of preferred stock with a par value of $1.00 per share. Subject to applicable laws, the Board of Directors is authorized to provide for the issuance of preferred shares in one or more series, for such consideration and with designations, powers, preferences and relative, participating, optional or other special rights and the qualifications, limitations or restrictions thereof, as shall be determined by the Board of Directors. There was no Preferred Stock outstanding as of December 31, 2014 and 2013.
The following demonstrates the change in the number of shares of common stock outstanding during the years ended December 2012, 2013, and 2014 (excludes non-voting restricted shares).

Shares outstanding as of December 31, 2011	46,362,147
Purchase of common stock	(68,805)
Shares issued under stock incentive plan, net of awards surrender to pay applicable taxes	383,980
Exercise of stock options	93,839
Shares issued to Board of Directors in lieu of cash	3,391
Shares issued under the employee stock purchase plan	21
Shares outstanding as of December 31, 2012	46,774,573
Purchase of common stock	(211,546)
Shares issued under stock incentive plan, net of awards surrender to pay applicable taxes	162,549
Exercise of stock options	330,895
Shares issued to Board of Directors in lieu of cash	2,987
Shares outstanding as of December 31, 2013	47,059,458
Purchase of common stock	(270,467)
Shares issued under stock incentive plan, net of awards surrender to pay applicable taxes	319,773
Exercise of stock options	375,718
Shares issued to Board of Directors in lieu of cash	3,028
Shares outstanding as of December 31, 2014	47,487,510

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

11. STOCKHOLDERS' EQUITY (continued)
Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	Beginning Balance	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Ending Balance
December 31, 2012
Pension and other postretirement liability adjustment	$(33,600)	$(20,165)	$7,807	$(12,358)	$(45,958)
Foreign currency translation adjustment	17,714	1,466	—	1,466	19,180
Accumulated other comprehensive income (loss)	$(15,886)	$(18,699)	$7,807	$(10,892)	$(26,778)
December 31, 2013
Pension and other postretirement liability adjustment	$(45,958)	$59,743	$(23,014)	$36,729	$(9,229)
Foreign currency translation adjustment	19,180	(4,814)	—	(4,814)	14,366
Accumulated other comprehensive income (loss)	$(26,778)	$54,929	$(23,014)	$31,915	$5,137
December 31, 2014
Pension and other postretirement liability adjustment	$(9,229)	$(41,906)	$16,358	$(25,548)	$(34,777)
Foreign currency translation adjustment	14,366	(12,271)	—	(12,271)	2,095
Accumulated other comprehensive income (loss)	$5,137	$(54,177)	$16,358	$(37,819)	$(32,682)

The following reclassifications were made from accumulated other comprehensive income (loss) to the statement of operations are as follows (in thousands):

	December 31, 2014	December 31, 2013
Amortization of pension and other post-retirement liability adjustments
Prior Service Costs (1)	$2,019	$3,364
Actuarial Losses (1)	(2,540)	(9,390)
Loss recognized during settlement	(6,509)	—
Total Before Tax	(7,030)	(6,026)
Tax Benefit	(2,714)	(2,410)
Net of Tax	$(4,316)	$(3,616)
(1) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension costs. See Note 17 for additional information.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

12. EARNINGS PER SHARE
Basic earnings per share excludes the dilutive effect of (i) common shares that could potentially be issued due to the exercise of stock options, and (ii) unvested restricted stock and restricted stock units and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share includes the effect of shares and potential shares and units issued under the stock incentive plans. The following table sets forth the reconciliation from basic to dilutive average common shares (in thousands):

	December 31,
	2014	2013	2012
Weighted-average shares of common stock outstanding—basic	47,347	46,917	46,635
Potentially dilutive shares resulting from stock plans	721	742	424
Weighted-average common shares—diluted	48,068	47,659	47,059
Antidilutive equity awards not included in weighted-average common shares—diluted	144	164	596

13.  DERIVATIVE FINANCIAL INSTRUMENTS

The Company entered into one foreign currency option contract during the year ended December 31, 2014, and the contract expired unexercised during 2014. The Company entered into two foreign currency contracts during the year ended December 31, 2013. Both contracts entered into during 2013 expired unexercised during 2013. No foreign currency contracts were entered into during the year ended December 31, 2012. There were no outstanding derivative contracts as of December 31, 2014 and 2013.

14. COMMITMENTS AND CONTINGENCIES

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

Collective Bargaining

At December 31, 2014, the Company employed a total of 3,343 people.  Approximately 11.3% of the employees are represented by unions.  The Grand Rapids, Michigan plant is the only unionized plant within the U.S. and has an agreement with the Carpenters Union, Local 1615, of the United Brotherhood of Carpenters and Joiners of America, Affiliate of the Carpenters Industrial Council, covering approximately 190 hourly employees. The Collective Bargaining Agreement expires April 30, 2015.  Approximately 187 workers in Italy are also represented by unions.  The union contracts under which these Italian workers are represented expire in 2015 and 2016.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

14. COMMITMENTS AND CONTINGENCIES (continued)

Warranty

The Company provides for estimated product warranty expenses when related products are sold and are included within other current liabilities. Because warranty estimates are forecasts that are based on the best available information, primarily historical claims experience, future warranty claims may differ from amounts provided.

Changes in the warranty reserve are as follows (in thousands):

	2014	2013	2012
Balance, beginning of the year	$8,214	$7,852	$8,146
Provision for warranty claims	6,664	7,092	6,488
Warranty claims paid	(6,631)	(6,716)	(6,887)
Increase due to acquisition	—	—	106
Foreign currency translation adjustment	(67)	(14)	(1)
Balance, end of the year	$8,180	$8,214	$7,852

15. INCOME TAXES
In conjunction with the year-end financial statement close process, an error was identified in the historical accounting for income taxes during the annual and quarterly periods from 2007 to 2014. The error resulted from the failure to identify the income tax ramifications associated with the non-timely settlement of sales transactions between the Company's Canadian subsidiary, Knoll North America Corp., and Knoll, Inc. The errors resulted in improperly stated deferred tax assets and liabilities, uncertain tax positions, other comprehensive income, and income tax expense. Consequently, the Company has restated certain prior period amounts. The Company has also corrected certain other identified errors, including the recognition of certain sales and cost of sales in the incorrect fiscal periods. See Notes 23 and 24 for the impact of these corrections on previously reported amounts.
Income before income tax expense consists of the following (in thousands):

	2014	2013	2012
U.S. operations	$61,353	$32,328	$63,049
Foreign operations	14,397	6,574	18,858
Total	$75,750	$38,902	$81,907

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

15. INCOME TAXES (continued)
Income tax expense is comprised of the following (in thousands):

	2014	2013	2012
Current:
Federal	$20,154	$6,665	$18,708
State	4,472	1,903	3,347
Foreign	4,808	3,621	3,936
Total current	29,434	12,189	25,991
Deferred:
Federal	(1,315)	4,135	2,934
State	753	607	608
Foreign	293	(1,213)	851
Total deferred	(269)	3,529	4,393
Income tax expense	$29,165	$15,718	$30,384
The following table sets forth the tax effects of temporary differences that give rise to the deferred tax assets and liabilities (in thousands):

	December 31, 2014	December 31, 2013
Deferred tax assets
Accounts receivable, principally due to allowance for doubtful accounts	$2,750	$2,127
Inventories	3,883	3,649
Net operating loss carryforwards	8,626	8,817
Accrued pension	27,598	3,136
Stock-based compensation	5,794	7,347
Compensation-related accruals	4,218	3,364
Warranty	2,893	2,880
Obligation for postretirement benefits other than pension	3,706	3,770
Accrued liabilities and other items	9,247	7,956
Gross deferred tax assets	68,715	43,046
Valuation allowance	(7,901)	(8,991)
Net deferred tax assets	60,814	34,055
Deferred tax liabilities:
Intangibles	86,464	82,837
Plant and equipment	22,685	16,245
Gross deferred tax liabilities	109,149	99,082
Net deferred tax liabilities	$(48,335)	$(65,027)
Income taxes paid, net of refunds received, by the Company during 2014, 2013, and 2012, totaled $18.6 million, $18.3 million, and $26.7 million, respectively.
As of December 31, 2014, the Company had net operating loss carryforwards totaling approximately $32.4 million in Brazil, the United Kingdom, and Germany. The net operating loss carryforwards may be carried forward indefinitely in Brazil, United Kingdom, and Germany. The Company provides a valuation allowance against certain net foreign deferred tax assets (principally the net operating loss carryforwards) due to the uncertainty that they can be realized.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

15. INCOME TAXES (continued)
The following table sets forth a reconciliation of the statutory federal income tax rate to the effective income tax rate:

	2014	2013	2012
Federal statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) in the tax rate resulting from:
State taxes, net of federal effect	3.5%	3.7%	3.3%
Effect of tax rates of other countries	(0.4)%	0.2%	(0.5)%
Section 199 deduction	(1.2)%	(1.7)%	(1.5)%
Change in Contingency Reserve	0.7%	2.0%	(1.8)%
Limitation on deduction of Officer’s compensation	1.5%	2.6%	1.7%
Other	(0.6)%	(1.4)%	0.9%
Effective tax rate	38.5%	40.4%	37.1%
As of December 31, 2014, there is $139.7 million of cumulative earnings overseas. Approximately $64.6 million has been subject to tax under the U.S. Subpart F of Section 956 provisions. Accordingly, $75.1 million of earnings have not been subject to U.S. tax and are reinvested indefinitely. It is not practical to estimate the amount of U.S. tax that would result upon the eventual repatriation of such earnings.
As of December 31, 2014 and 2013, the Company had unrecognized tax benefits of approximately $4.9 million and $4.6 million, respectively. The entire amount of the unrecognized tax benefits would reduce the effective tax rate if recognized.
The following table summarizes the activity related to our unrecognized tax benefits during 2014, 2013, and 2012 (in thousands):

	2014	2013	2012
Balance, beginning of the year	$4,611	$4,039	$4,930
Additions for tax position related to the current year	125	691	125
Additions for tax position related to the prior year	350	—	191
Decreases for tax position related to the prior year	—	—	(1,207)
Prior year reductions
Lapse of statute of limitations	(164)	(119)	—
Change in exchange rate	—	—	—
Balance, end of the year	$4,922	$4,611	$4,039
Included in the unrecognized tax benefits at December 31, 2014 is $4.3 million associated with errors on previously reported income tax returns. It is anticipated that amended returns will be filed to report the incremental taxable income within the next twelve months.
During 2014, 2013, and 2012, respectively, the Company recognized approximately $0.2 million of interest and penalties. The Company has accrued approximately $0.5 million and $0.4 million for the payment of interest and penalties as of December 31, 2014 and December 31, 2013, respectively.
As of December 31, 2014, the Company is subject to U.S. Federal Income Tax examination for the tax years 2011 through 2014, and to non-U.S. income tax examination for the tax years 2005 to 2014. In addition, the Company is subject to state and local income tax examinations for the tax years 2005 through 2014.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

16. LEASES
The Company has commitments under operating leases for certain machinery and equipment as well manufacturing, warehousing, showroom and other facilities used in its operations. Some of the leases contain renewal provisions and generally require the Company to pay certain operating expenses, including utilities, insurance and taxes, which are subject to escalation. At times the Company enters into lease agreements which contain a provision for cash abatements related to certain leasehold improvements. These abatements are recognized on a straight-line basis as a reduction to rent expense over the lease term. The unamortized portions as of December 31, 2014 and 2013 were $9.2 million and $8.1 million, respectively. Total rent expense for 2014, 2013, and 2012 was $28.8 million, $18.8 million, and $15.9 million, respectively. Future minimum rental payments required, excluding maintenance and other miscellaneous charges, under those operating leases are as follows (in thousands):

Future Minimum Rental Payments
2015	$24,122
2016	22,095
2017	19,002
2018	17,302
2019	12,859
Subsequent years	39,571
Total minimum lease payments	$134,951

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
Both the pension plans and the other postretirement benefit plans were modified during the year ended December 31, 2011. Participants who had 70 or more points (age plus completed years of service) could elect to stay in the pension and accrue additional benefits or receive the Company's 401K match which was reinstated as of January 1, 2012. Those with less than 70 points were phased-out from the pension plan and do not accrue any additional benefits after December 31, 2011. However, these individuals may receive the Company's 401K matching contributions. The Company's other postretirement benefit plans are in the process of being eliminated.
During 2014, the Company offered a one-time lump sum payment option to terminated vested participants in exchange for the right to receive future pension payments. As a result, the Company settled $30.2 million of benefit obligations and recorded a $6.1 million settlement charge during the year ended December 31, 2014.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

17. PENSION AND OTHER POSTRETIREMENT BENEFITS (continued)
The following table sets forth a reconciliation of the related benefit obligation and plan assets related to the benefits provided by the Company (in thousands):

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Change in projected benefit obligation:
Projected benefit obligation at beginning of the period	$261,714	$278,416	$10,063	$11,146
Service cost	6,937	8,009	23	37
Interest cost	13,341	12,066	385	325
Participant contributions	—	—	326	275
Actuarial (gain) loss	58,922	(31,585)	(362)	(583)
Benefits paid	(36,476)	(5,192)	(1,324)	(1,137)
Liability loss related to curtailment	—	—	693	—
Liability gain related to settlement	(8,022)	—	—	—
Projected benefit obligation at end of the period	$296,416	$261,714	$9,804	$10,063
Accumulated benefit obligation at end of the period	$290,933	$256,002	$—	$—
Change in plan assets:
Fair value of plan assets at beginning of the period	$244,302	$193,389	$—	$—
Actual return on plan assets	18,036	35,460	—	—
Employer contributions	—	20,645	998	862
Participant contributions	—	—	326	275
Benefits paid	(6,270)	(5,192)	(1,324)	(1,137)
Benefits paid related to settlement	(30,206)	—	—	—
Fair value of plan assets at the end of period	$225,862	$244,302	$—	$—
Funded status	$(70,554)	$(17,412)	$(9,804)	$(10,063)
Assumptions used in computing the benefit obligation as of December 31, 2014 and 2013 were as follows:

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Discount rate	4.20 - 4.27%	5.10 - 5.18%	3.03 - 4.20%	2.97 - 5.05%
Expected return on plan assets	7.10%	7.10%	N/A	N/A
Rate of compensation increase	2.50%	2.50%	N/A	N/A

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

17. PENSION AND OTHER POSTRETIREMENT BENEFITS (continued)
The following table presents the fair value of the Company's pension plan investments as of December 31, 2014 and 2013 (in thousands):

	Level 1	Level 2	Level 3	Total
Equity Securities
U.S. equity securities	$115,102	$—	$—	$115,102
Non-U.S. equity securities	22,081	—	—	22,081
Debt Securities
Fixed income funds and cash investment funds	88,679	—	—	88,679
December 31, 2014	$225,862	$—	$—	$225,862
Equity Securities
U.S. equity securities	$128,766	$—	$—	$128,766
Non-U.S. equity securities	25,461	—	—	25,461
Debt Securities
Fixed income funds and cash investment funds	90,075	—	—	90,075
December 31, 2013	$244,302	$—	$—	$244,302
See Note 2 of the consolidated financial statements for the description of the levels of the fair value hierarchy.

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
	(in thousands)
Amounts recognized in the consolidated balance sheets consist of:
Current liabilities	$—	$(12,260)	$(1,039)	$(1,155)
Noncurrent liabilities	(70,554)	(5,152)	(8,765)	(8,908)
Net amount recognized	$(70,554)	$(17,412)	$(9,804)	$(10,063)
Amounts recognized in accumulated other comprehensive income before taxes:
Net actuarial loss	$58,780	$18,239	$1,018	$1,913
Prior service cost (credit)	—	11	(2,768)	(5,040)
Net amount recognized	$58,780	$18,250	$(1,750)	$(3,127)

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

17. PENSION AND OTHER POSTRETIREMENT BENEFITS (continued)
The following table sets forth other changes in the benefit obligation recognized in other comprehensive income for the Company's pension and other postretirement benefits plans (in thousands):

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Net actuarial loss (gain)	$48,606	$(53,134)	$330	$(583)
Amortization of:
Prior service (credit) cost	(10)	(14)	2,029	3,378
Actuarial (gain)	(2,006)	(8,623)	(534)	(767)
Loss recognized related to settlement	(6,060)	—	—	—
Loss recognized related to curtailment	—	—	(449)	—
Total recognized in OCI	$40,530	$(61,771)	$1,376	$2,028
The net actuarial loss of $48.6 million in 2014 was mainly due to lower discount rates as compared to 2013 and the change in the mortality tables from the RP-2000 mortality tables to the RP-2014 mortality tables. The net actuarial gain of $53.1 million in 2013 was mainly due to higher discount rates as compared to 2012 and a gain on plan assets held during the year.
The estimated net actuarial loss for the defined benefit pension plans included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2015 are $8.7 million.
The following table sets forth the components of the net periodic benefit cost for the Company's pension and other postretirement benefit plans (in thousands):

	Pension Benefits			Other Benefits
	2014	2013	2012	2014	2013	2012
Service cost	$6,937	$8,009	$7,209	$23	$37	$50
Interest cost	13,341	12,066	11,819	385	325	457
Expected return on plan assets	(15,743)	(13,912)	(12,523)	—	—	—
Amortization of prior service cost (credit)	10	14	14	(2,029)	(3,378)	(3,375)
Recognized actuarial loss	2,006	8,623	4,108	534	767	983
Settlement and curtailment related expense	6,060	—	—	449	—	—
Net periodic benefit cost	$12,611	$14,800	$10,627	$(638)	$(2,249)	$(1,885)

For the year ended December 31, 2014, $7.3 million of pension expense was recorded in cost of sales and $5.3 million was recorded in selling general, and administrative expenses.
Assumptions used to determine net periodic benefit cost for the years ended December 31, 2014, 2013, and 2012 were as follows:

	Pension Benefits			Other Benefits
	2014	2013	2012	2014	2013	2012
Discount rate	5.10 - 5.18%	4.30 - 4.40%	5.10 - 5.15%	2.69 - 5.05%	2.25 - 4.25%	3.40 - 5.05%
Expected return on plan assets	7.10%	7.10%	7.10%	N/A	N/A	N/A
Rate of compensation increase	2.50%	2.50%	2.50%	N/A	N/A	N/A

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

17. PENSION AND OTHER POSTRETIREMENT BENEFITS (continued)
The expected long-term rate of return on assets is based on management's expectations of long-term average rates of return to be earned on the investment portfolio. In establishing this assumption, management considers historical and expected returns for the asset classes in which the plan assets are invested.
For purposes of measuring the benefit obligation associated with the Company's other postretirement benefit plans as of December 31, 2014, as well as the assumed rate for 2015, an annual rate increase of 7.75% to 8.25% in the per capita cost of covered health care benefits was assumed and a 7.0% annual rate of increase in the per capita cost of covered prescription drug benefits was assumed. The rates were then assumed to decrease to an ultimate rate of 5.0% for 2022 and thereafter. For purposes of measuring the net periodic benefit cost for 2014 associated with the Company's other postretirement benefits plans, an 8.0% to 8.5% annual rate of increase in the per capita cost of covered medical benefits was assumed and a 7.25% annual rate of increase in the per capita cost of covered presciption drug benefits was assumed. The rate was then assumed to decrease to an ultimate rate of 5.0% for 2022 for both the medical plan and prescription drug plan and thereafter. Increasing the assumed health care cost trend rate by 1.0% would increase the benefit obligation as of December 31, 2014 by $343,000 and increase the aggregate of the service and interest cost components of net periodic benefit cost for 2014 by $11,000. Decreasing the assumed health care cost trend rate by 1.0% would decrease the benefit obligation as of December 31, 2014 by $336,000 and decrease the aggregate of the service and interest cost components of net periodic benefit cost for 2014 by $10,000.
The Company's pension plans' weighted-average asset allocations as of December 31, 2014 and 2013, by asset category were as follows:

	Plan Assets at December 31,
	2014	2013
Asset Category:
Temporary investment funds	4%	4%
Equity investment funds	61	63
Fixed income funds	35	33
Total	100%	100%
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
The Company does not expect to contribute to its pension plans in 2015. The Company expects to contribute approximately $1.0 million to its other postretirement benefit plans in 2015. Estimated future benefit payments under the pension and other postretirement plans are as follows (in thousands):

	Pension Benefits	Other Benefits
2015	$7,699	$1,038
2016	8,958	1,023
2017	10,342	940
2018	11,678	851
2019	12,978	823
2020 - 2024	84,889	3,332

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

17. PENSION AND OTHER POSTRETIREMENT BENEFITS (continued)
The Company also sponsors 401K retirement savings plans for all U.S. associates who do not participate in the Company's pension plans. Under the 401K retirement savings plans, participants may defer a portion of their earnings up to the annual contribution limits established by the Internal Revenue Service. The Company's total expense under the 401K plans for U.S. employees was $2.5 million for 2014, $2.0 million for 2013 and $3.0 million for 2012. Employees of the Canadian, Belgium and United Kingdom operations also participate in defined contribution pension plans sponsored by the Company. The Company's expense related to these plans for 2014, 2013, and 2012 was $1.2 million, $1.2 million, and $1.3 million, respectively.
18. STOCK PLANS
As of December 31, 2014, the Company sponsors three stock incentive plans under which awards denominated or payable in shares, units or options to purchase shares of Knoll common stock may be granted to officers, certain other employees, directors and consultants of the Company. As of December 31, 2014, 2,248,456 shares remained available for issuance under these plans.
A Committee of the Board of Directors, currently consisting of the Compensation Committee of the Company's Board of Directors has sole discretion concerning administration of the plans, including selection of individuals to receive awards, types of awards, the terms and conditions of the awards and the time at which awards will be granted.
Restricted Stock and Restricted Stock Units
During 2012, the Company granted 425,030 restricted stock awards and restricted stock units to certain key employees and the Company's Board of Directors at the weighted-average fair value of $15.48 per restricted stock award at the date of grant. The majority of these awards cliff vest on the third anniversary of the grant date.
During 2013, the Company granted 441,629 restricted stock awards to certain key employees and the Company's Board of Directors at the weighted-average fair value of $16.56 per restricted stock award at the date of grant. The majority of these awards cliff vest on the third anniversary of the grant date.
During 2014, the Company granted 1,106,919 restricted stock awards and restricted stock units to certain key employees and the Company's Board of Directors. 462,773 of these awards were granted at the weighted-average fair value of $15.43 per restricted stock award at the date of grant. The majority of these awards cliff vest on the third anniversary of the grant date. 200,000 of these awards were granted at the weighted-average fair value of $18.72 per restricted stock award and cliff vest on the fourth anniversary of the grant date. 331,896 of these awards were granted at the weighted-average fair value of $17.34 per restricted stock award. These awards vest based upon the Company achieving certain cumulative operating performance target goals over the next three years. 112,250 of these awards were granted at the weighted-average fair value of $8.24 per restricted stock award. These awards vest based upon the performance of the Company's stock price relative to a peer group over the next three years.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

18. STOCK PLANS (continued)
The weighted-average fair value of the market performance restricted stock units granted in 2014 was $8.24 based on the following assumptions used in the lattice valuation model:

Range of expected volatilities of the Company and peer group	41.8% - 54.7%
Expected dividend yield	3.2%
Expected term (in years)	3
Risk-free interest rate	2.5%
The following table summarizes the Company's restricted stock activity during the year:

	Restricted Stock	Weighted-Average Fair Value
Outstanding at December 31, 2013	1,230,488	$18.32
Granted	662,773	16.42
Forfeited	(108,875)	16.01
Vested	(548,482)	20.84
Outstanding at December 31, 2014	1,235,904	$16.38
The following table summarizes the Company's restricted stock units activity during the year:

	Restricted Stock Units	Weighted-Average Fair Value	Restricted Stock Units Performance Based	Weighted-Average Fair Value	Restricted Stock Units Market Based	Weighted-Average Fair Value
Outstanding at December 31, 2013	95,000	$14.04	—	$—	—	$—
Granted	—	—	331,896	17.34	112,250	8.24
Forfeited	—	—	(8,813)	15.19	(8,813)	8.14
Vested	(15,000)	14.04	—	—	—	—
Outstanding at December 31, 2014	80,000	$14.04	323,083	$17.36	103,437	$8.18

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

18. STOCK PLANS (continued)
Stock Options
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

Expected volatility	51%
Expected dividend yield	2.50%
Expected term (in years)	6
Risk-free interest rate	1.36%
Exercise price	$15.98
The following table summarizes the Company's stock option activity for the preceding three years.

	Number of Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	1,540,193	$13.83		$3,631,381
Granted	20,000	15.98		—
Exercised	(93,839)	11.09		426,278
Expired	(37,070)	16.34		37,070
Forfeited	(65,000)	16.76		76,425
Outstanding at December 31, 2012	1,364,284	$13.84	3.53	$3,686,098
Exercised	(330,895)	11.98		1,739,700
Forfeited	(10,000)	10.24		42,400
Outstanding at December 31, 2013	1,023,389	$14.48	2.71	$4,625,520
Exercised	(375,718)	12.93		2,237,704
Outstanding at December 31, 2014	647,671	$15.37	2.16	$4,016,809
Exercisable at December 31, 2014	635,671	$15.36	2.07	$3,954,529

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

18. STOCK PLANS (continued)
The following table summarizes information regarding stock options outstanding and exercisable at December 31, 2014:

	Options Outstanding			Options Exercisable
Ranges of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$10.24 - $15.00	357,171	2.34	$11.20	357,171	$11.20
$15.01 - $18.77	135,500	1.75	18.00	123,500	18.20
$18.78 - $23.47	155,000	2.12	22.68	155,000	22.68
$10.24 - $23.47	647,671	2.16	$15.37	635,671	$15.36
A summary of the status of the Company's non-vested options as of December 31, 2014 and 2013, and changes during the year ended December 31, 2014, is presented below.

	Number of Options	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2013	16,000	$6.26
Vested	(4,000)	6.26
Non-vested at December 31, 2014	12,000	$6.26
The total fair value of options vested during 2014 was minimal. For the years 2013 and 2012 the total fair value of options vested was $0.9 million and $1.0 million, respectively.
Total Awards
Compensation costs related to stock-based compensation for the years ended December 31, 2014, 2013, and 2012 totaled $7.8 million pre-tax ($4.8 million after-tax), $10.5 million pre-tax ($6.3 million after-tax), and $10.4 million pre-tax ($6.6 million after-tax), respectively, and are included within selling, general, and administrative expenses.
At December 31, 2014, the total compensation cost related to non-vested awards not yet recognized equaled $16.3 million including $0.1 million for stock options and $16.2 million for restricted stock awards and restricted stock units, respectively. The weighted-average remaining period over which the cost is to be recognized is 1.8 years.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

19. SEGMENT AND GEOGRAPHIC REGION INFORMATION
The following information below categorizes certain financial information into the Company's reportable segments for the years ended December 31, 2014, 2013, and 2012 (in thousands):

	2014	2013	2012
SALES
Office	$656,228	$599,131	$644,318
Studio	279,167	154,083	147,550
Coverings	114,899	109,038	106,628
Knoll, Inc.	$1,050,294	$862,252	$898,496
INTERSEGMENT SALES (1)
Office	$2,776	$1,698	$1,727
Studio	5,918	6,594	5,299
Coverings	10,576	9,722	9,591
Knoll, Inc.	$19,270	$18,014	$16,617
DEPRECIATION AND AMORTIZATION
Office	$13,747	$13,116	$13,409
Studio	5,313	2,085	2,055
Coverings	982	1,160	1,083
Knoll, Inc.	$20,042	$16,361	$16,547
OPERATING PROFIT
Office	$29,412	$16,111	$52,210
Studio	33,451	18,310	21,786
Coverings	22,021	20,996	17,476
Subtotal	84,884	55,417	91,472
Pension settlement and OPEB curtailment (2)	6,509	—	—
Restructuring and other charges (3)	1,532	5,104	—
Intangible Asset Impairment Charge— Coverings	—	8,900	—
Knoll, Inc.(4)	$76,843	$41,413	$91,472
CAPITAL EXPENDITURES, NET
Office	$33,226	$25,300	$14,251
Studio	8,075	3,063	1,871
Coverings	285	701	423
Knoll, Inc.	$41,586	$29,064	$16,545
_______________________________________________________________________________

(1)	Intersegment sales are presented on a cost-plus basis which takes into consideration the effect of transfer prices between legal entities.

(2)	During 2014, pension settlement and OPEB curtailment charges were $5.3 million, $0.8 million , and $0.4 million for the Office, Studio, and Coverings segments, respectively.
(3) See Note 21 for further information regarding restructuring charges by segment.
(4) The Company does not allocate interest expense or other (income) expense, net to the reportable segments.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

19. SEGMENT AND GEOGRAPHIC REGION INFORMATION (continued)
Many of the Company's facilities manufacture products for all three reporting segments. Therefore, it is impractical to disclose asset information on a segment basis.
The Company's net sales by product category were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Office Systems	$429,503	$392,700	$432,124
Seating	108,635	109,650	104,388
Files and Storage	84,297	68,185	79,108
Studio	279,167	154,083	147,550
Coverings	114,899	109,038	106,628
Other	33,793	28,596	28,698
Total	$1,050,294	$862,252	$898,496
The Company markets its products in the United States and internationally, with its principal international markets being Canada and Europe. The table below contains information about the geographical areas in which the Company operates. Sales are attributed to the geographic areas based on the origin of sale (in thousands):

	United States	Canada	Europe	Consolidated
2014
Sales	$928,733	$32,811	$88,750	$1,050,294
Property, plant, and equipment, net	123,821	25,669	15,529	165,019
2013
Sales	$752,347	$36,240	$73,665	$862,252
Property, plant, and equipment, net	94,896	27,938	15,059	137,893
2012
Sales	$785,651	$40,669	$72,176	$898,496
Property, plant, and equipment, net	80,953	29,064	14,821	124,838

20. OTHER (INCOME) EXPENSE, NET
The components of other (income) expense, net are as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Foreign exchange (gain) loss	$(5,801)	$(3,502)	$2,834
Write-off of deferred financing fees	347	—	477
Other	(831)	72	(96)
Other (income) expense, net	$(6,285)	$(3,430)	$3,215

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

21. RESTRUCTURING AND OTHER CHARGES
During 2013, the Company approved certain restructuring activities. These restructuring activities primarily related to headcount reductions in the Office segment as part of the Company's previously announced strategic supply chain initiatives and headcount reductions in the Studio segment associated with factory overhead consolidations.

During 2014, the Company approved additional restructuring actions. These actions primarily included reductions in headcount in the Office and Coverings segments, the exiting of certain showrooms within our Coverings segment, and charges related to improvements to better utilize the Company's manufacturing capacity. The Company does not expect any additional charges related to these restructuring actions in the future. The Company anticipates that the majority of the remaining liability will be paid during the first quarter of 2015. Below is a rollforward of the restructuring liability that is recorded within other current liabilities in the accompanying balance sheets (in thousands):

	Office Segment	Studio Segment	Coverings Segment	Total
Balance, December 31, 2012	$—	$—	$—	$—
Additions	2,129	2,975	—	5,104
Balance, December 31, 2013	2,129	2,975	—	5,104
Additions	2,199	—	318	2,517
Payments	(3,194)	(2,078)	(302)	(5,574)
Adjustments to accrual	(88)	(897)	—	(985)
Balance, December 31, 2014	$1,046	$—	$16	$1,062

22. FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Instruments

The fair values of the Company’s cash and cash equivalents, accounts receivable, and accounts payable approximate carrying value due to their short maturities.

The fair value of the Company’s long-term debt approximates its carrying value, as it is variable rate debt and the terms are comparable to market terms as of the balance sheet dates, and are classified as Level 2.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following table represents the assets and liabilities, measured at fair value on a recurring basis as of December 31, 2014 and the basis for that measurement (in thousands):

Liabilities:	Level 1	Level 2	Level 3	Total
Contingent purchase price payments related to the acquisition of HOLLY HUNT	$—	$—	$16,000	$16,000

Pursuant to the agreement governing the acquisition of HOLLY HUNT, the Company may be required to make annual contingent purchase price payments in 2015, 2016 and 2017. The payouts are based upon HOLLY HUNT reaching annual sales targets in 2014, 2015, and 2016, and are paid out by February 15 of the following year. The Company classifies these contingent purchase price payments as a Level 3 measurement and is required to remeasure this liability at fair value on a recurring basis. The fair value of such contingent purchase price payments was determined based upon net sales projections for HOLLY HUNT for 2014, 2015, and 2016. Based on sales achievement made by HOLLY HUNT during 2014, $5.0 million of the $16.0 million contingent purchase price was paid by February 15, 2015. Excluding the initial recognition of the liability for the contingent purchase price payments and payments made to reduce the liability, any changes in the fair value will be included within selling, general and administrative expenses.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

 22. FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

There were no assets or liabilities recorded at fair value on a recurring basis as of December 31, 2013.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The following table represents the assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2013 and the basis for that measurement (in thousands):

	Fair Value Measurements
	at December 31, 2013 Using
Description	Total	Level 1	Level 2	Level 3	Total Impairment
Edelman Leather tradename (1)	$17,150	—	—	17,150	$8,900

(1) The Company estimated the fair value of the indefinite-life intangible asset using the relief-from-royalty method under the income approach as of December 31, 2013. The Company used a royalty rate of 5.0% based on comparable market rates and a discount rate of 12.7%.

Based on the results of the 2013 annual impairment test, the Company determined that the Edelman Leather tradename was impaired as the estimated fair value of the tradename was less than its respective carrying amount due to a 100-basis-point increase in the assumed discount rate and a reduction in expected future revenue growth rates. As a result, the carrying amount of the Edelman Leather tradename was reduced from $26.1 million to its estimated fair value of $17.2 million, resulting in a non-cash pre-tax impairment charge of $8.9 million during the fourth quarter of 2013. There were no assets or liabilities recorded at fair value on a nonrecurring basis as of December 31, 2014.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

23. QUARTERLY RESULTS (UNAUDITED)
The following tables contain selected unaudited Consolidated Statements of Operations and Comprehensive Income data for each quarter for the years ended December 31, 2014 and 2013. The operating results for any quarter are not necessarily indicative of results for any future period. The quarterly results are as follows (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2014
Sales	$229,601	$265,943	$268,297	$286,453	$1,050,294
Gross profit	76,598	97,274	94,962	102,850	371,685	(1)
Net earnings	7,832	10,841	15,597	12,316	46,585	(1) (2)
Net earnings attributable to Knoll, Inc. stockholders	7,826	10,855	15,628	12,288	46,596	(1) (2)
Earnings per share—Basic	$0.17	$0.23	$0.33	$0.26	$0.98	(1)
Earnings per share—Diluted	$0.16	$0.23	$0.33	$0.26	$0.97	(1)
2013
Sales	$200,586	$214,312	$216,898	$230,456	$862,252
Gross profit	63,877	69,881	72,339	74,235	280,332
Net earnings	6,395	7,813	8,230	746	23,184	(3)
Net earnings attributable to Knoll, Inc. stockholders	6,395	7,813	8,230	746	23,184	(3)
Earnings per share—Basic	$0.14	$0.17	$0.18	$0.02	$0.49	(1)
Earnings per share—Diluted	$0.13	$0.16	$0.17	$0.02	$0.49	(1)
_______________________________________________________________________________

(1)	Results do not add due to rounding.

(2)
During 2014, the Company recorded $1.5 million of pre-tax restructuring charges. These charges were incurred in the first, second, and fourth quarters of 2014 and were $0.6 million, $0.2 million, and $0.7 million, respectively. Additionally, during the fourth quarter of 2014, the Company recorded pension settlement and OPEB curtailment charges of $6.5 million.

(3)	During the fourth quarter of 2013, the Company recorded a non-cash pre-tax impairment charge of $8.9 million and a pre-tax restructuring charge of $5.1 million.

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

23. QUARTERLY RESULTS (UNAUDITED) (continued)
The following information reconciles the Company's previously reported information with as restated amounts for quarterly periods ending between March 31, 2013 and September 30, 2014. Refer to Notes 2 and 15 for additional information regarding the restatement of previously reported financial information.

	Three months ended			Three months ended
	March 31, 2014			March 31, 2013
	(dollars in thousands)
Consolidated Statements of Operations	As previously reported	Correction of prior period misstatements	As restated	As previously reported	Correction of prior period misstatements	As restated
Sales	$229,331	$270	$229,601	$200,586	$—	$200,586
Cost of sales	152,856	147	153,003	136,959	(250)	136,709
Gross profit	76,475	123	76,598	63,627	250	63,877
Selling, general, and administrative expenses	64,650	72	64,722	53,333	396	53,729
Restructuring charges	—	592	592	—	—	—
Operating profit	11,825	(541)	11,284	10,294	(146)	10,148
Interest expense	1,671	—	1,671	1,495	—	1,495
Other (income) expense, net	(2,504)	—	(2,504)	(1,291)	—	(1,291)
Income before income tax expense	12,658	(541)	12,117	10,090	(146)	9,944
Income tax expense	4,466	(181)	4,285	4,016	(467)	3,549
Net earnings	8,192	(360)	7,832	6,074	321	6,395
Net earnings attributable to noncontrolling interests	6	—	6	—	—	—
Net earnings attributable to Knoll, Inc. stockholders	$8,186	$(360)	$7,826	$6,074	$321	$6,395

Earnings per share:
Basic	$0.17	$—	$0.17	$0.13	$0.01	$0.14
Diluted	$0.17	$(0.01)	$0.16	$0.13	$—	$0.13

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

23. QUARTERLY RESULTS (UNAUDITED) (continued)

	Three months ended			Three months ended
	June 30, 2014			June 30, 2013
	(dollars in thousands)
Consolidated Statements of Operations	As previously reported	Correction of prior period misstatements	As restated	As previously reported	Correction of prior period misstatements	As restated
Sales	$265,797	$146	$265,943	$214,312	$—	$214,312
Cost of sales	168,594	75	168,669	144,431	—	144,431
Gross profit	97,203	71	97,274	69,881	—	69,881
Selling, general, and administrative expenses	74,805	28	74,833	57,473	(197)	57,276
Restructuring charges	203	—	203	—	—	—
Operating profit	22,195	43	22,238	12,408	197	12,605
Interest expense	1,944	—	1,944	1,517	—	1,517
Other (income) expense, net	2,700	—	2,700	(2,206)	—	(2,206)
Income before income tax expense	17,551	43	17,594	13,097	197	13,294
Income tax expense	6,712	41	6,753	5,209	272	5,481
Net earnings	10,839	2	10,841	7,888	(75)	7,813
Net losses attributable to noncontrolling interests	(14)	—	(14)	—	—	—
Net earnings attributable to Knoll, Inc. stockholders	$10,853	$2	$10,855	$7,888	$(75)	$7,813

Earnings per share:
Basic	$0.23	$—	$0.23	$0.17	$—	$0.17
Diluted	$0.23	$—	$0.23	$0.17	$(0.01)	$0.16

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

23. QUARTERLY RESULTS (UNAUDITED) (continued)

	Three months ended			Three months ended
	September 30, 2014			September 30, 2013
	(dollars in thousands)
Consolidated Statements of Operations	As previously reported	Correction of prior period misstatements	As restated	As previously reported	Correction of prior period misstatements	As restated
Sales	$268,297	$—	$268,297	$216,898	$—	$216,898
Cost of sales	173,335	—	173,335	144,559	—	144,559
Gross profit	94,962	—	94,962	72,339	—	72,339
Selling, general, and administrative expenses	71,647	—	71,647	55,288	197	55,485
Operating profit	23,315	—	23,315	17,051	(197)	16,854
Interest expense	1,899	—	1,899	1,484	—	1,484
Other (income) expense, net	(3,294)	—	(3,294)	2,224	—	2,224
Income before income tax expense	24,710	—	24,710	13,343	(197)	13,146
Income tax expense	9,088	25	9,113	4,793	123	4,916
Net earnings	15,622	(25)	15,597	8,550	(320)	8,230
Net losses attributable to noncontrolling interests	(31)	—	(31)	—	—	—
Net earnings attributable to Knoll, Inc. stockholders	$15,653	$(25)	$15,628	$8,550	$(320)	$8,230

Earnings per share:
Basic	$0.33	$—	$0.33	$0.18	$—	$0.18
Diluted	$0.33	$—	$0.33	$0.18	$(0.01)	$0.17

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

23. QUARTERLY RESULTS (UNAUDITED) (continued)

	Three months ended
	December 31, 2013
	(dollars in thousands)
Consolidated Statements of Operations	As previously reported	Correction of prior period misstatements	As restated
Sales	$230,872	$(416)	$230,456
Cost of sales	156,443	(222)	156,221
Gross profit	74,429	(194)	74,235
Selling, general, and administrative expenses	58,525	(100)	58,425
Restructuring charges	5,696	(592)	5,104
Intangible asset impairment charge	8,900	—	8,900
Operating profit	1,308	498	1,806
Interest expense	1,445	—	1,445
Other (income) expense, net	(2,157)	—	(2,157)
Income before income tax expense	2,020	498	2,518
Income tax expense	1,386	386	1,772
Net earnings	634	112	746
Net losses attributable to noncontrolling interests	—	—	—
Net earnings attributable to Knoll, Inc. stockholders	$634	$112	$746

Earnings per share:
Basic	$0.01	$0.01	$0.02
Diluted	$0.01	$0.01	$0.02

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

24. RECONCILIATION OF PREVIOUSLY REPORTED AMOUNTS TO AMOUNTS AS RESTATED
As described in Notes 2 and 15, we have identified certain immaterial errors within our income tax accounts and have corrected these prior period misstatements in the accompanying consolidated financial statements. The Company has also corrected certain other identified immaterial errors, including the recognition of certain sales and cost of sales in the incorrect fiscal periods. The impacts of these changes on selected financial statement amounts within our consolidated financial statements as of December 31, 2013 and for the years ended December 31, 2013 and 2012 are summarized below:

	December 31, 2013			December 31, 2012
Consolidated Statements of Operations and Comprehensive Income	As previously reported	Correction of prior period misstatements	As restated	As previously reported	Correction of prior period misstatements	As restated
	(in thousands, except per share data)
Sales	$862,668	$(416)	$862,252	$887,499	$10,997	$898,496
Cost of sales	582,393	(473)	581,920	593,149	7,453	600,602
Gross profit	280,275	57	280,332	294,350	3,544	297,894
Selling, general, and administrative expenses	224,619	296	224,915	206,449	(27)	206,422
Restructuring and other charges	5,696	(592)	5,104	—	—	—
Intangible asset impairment charge	8,900	—	8,900	—	—	—
Operating profit	41,060	353	41,413	87,901	3,571	91,472
Interest expense	5,941	—	5,941	6,350	—	6,350
Other (income) expense, net	(3,430)	—	(3,430)	3,215	—	3,215
Income before income tax expense	38,549	353	38,902	78,336	3,571	81,907
Income tax expense	15,403	315	15,718	28,335	2,049	30,384
Net earnings	$23,146	$38	$23,184	$50,001	$1,522	$51,523

Earnings per share:
Basic	$0.49	$—	$0.49	$1.07	$0.03	$1.10
Diluted	$0.49	$—	$0.49	$1.06	$0.03	$1.09

Net earnings	$23,146	$38	$23,184	$50,001	$1,522	$51,523
Other comprehensive income (loss):
Pension and other postretirement liability adjustment, net of tax	36,729	—	36,729	(12,358)	—	(12,358)
Foreign currency translation adjustment	(5,947)	1,133	(4,814)	1,981	(515)	1,466
Total other comprehensive income (loss), net of tax	30,782	1,133	31,915	(10,377)	(515)	(10,892)
Total comprehensive income	$53,928	$1,171	$55,099	$39,624	$1,007	$40,631

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

24. RECONCILIATION OF PREVIOUSLY REPORTED AMOUNTS TO AMOUNTS AS RESTATED (continued)

	December 31, 2013
Consolidated Balance Sheet	As previously reported	Correction of prior period misstatements	As restated
	(dollars in thousands)
ASSETS
Cash and cash equivalents	$12,026	$—	$12,026
Customer receivables, net	104,171	(416)	103,755
Inventories	96,449	222	96,671
Deferred income taxes	11,408	(1,378)	10,030
Prepaid and other current assets	12,145	—	12,145
Total current assets	236,199	(1,572)	234,627
Property, plant, and equipment, net	137,893	—	137,893
Goodwill	79,951	—	79,951
Intangible assets, net	214,695	—	214,695
Other non-trade receivables	4,250	—	4,250
Other noncurrent assets	4,346	—	4,346
Total Assets	$677,334	$(1,572)	$675,762

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$91,378	$—	$91,378
Income taxes payable	249	189	438
Other current liabilities	76,676	(692)	75,984
Total current liabilities	168,303	(503)	167,800
Long-term debt	173,000	—	173,000
Deferred income taxes	75,670	(613)	75,057
Postretirement benefits other than pensions	8,908	—	8,908
Pension liability	5,615	—	5,615
Other noncurrent liabilities	17,396	4,159	21,555
Total liabilities	448,892	3,043	451,935

Equity:
Common stock	483	—	483
Additional paid-in capital	37,258	—	37,258
Retained earnings	184,799	(3,850)	180,949
Accumulated other comprehensive income (loss)	5,902	(765)	5,137
Total equity	228,442	(4,615)	223,827
Total Liabilities and Equity	$677,334	$(1,572)	$675,762

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

24. RECONCILIATION OF PREVIOUSLY REPORTED AMOUNTS TO AMOUNTS AS RESTATED (continued)

	As previously reported	Correction of prior period misstatements	As restated
	(dollars in thousands)
Retained earnings:
Retained earnings— December 31, 2011	$155,818	$(5,410)	$150,408
Net earnings	50,001	1,522	51,523
Cash dividend ($0.44 per share)	(21,069)	—	(21,069)
Retained Earnings— December 31, 2012	184,750	(3,888)	180,862
Net earnings	23,146	38	23,184
Cash dividend ($0.48 per share)	(23,097)	—	(23,097)
Retained Earnings— December 31, 2013	$184,799	$(3,850)	$180,949

Accumulated other comprehensive income (loss):
Accumulated other comprehensive income (loss)— December 31, 2011	$(14,503)	$(1,383)	$(15,886)
Other comprehensive loss	(10,377)	(515)	(10,892)
Accumulated other comprehensive income (loss)— December 31, 2012	(24,880)	(1,898)	(26,778)
Other comprehensive income	30,782	1,133	31,915
Accumulated other comprehensive income (loss)— December 31, 2013	$5,902	$(765)	$5,137

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

24. RECONCILIATION OF PREVIOUSLY REPORTED AMOUNTS TO AMOUNTS AS RESTATED (continued)

	December 31, 2013			December 31, 2012
Consolidated Statements of Cash Flows	As previously reported	Correction of prior period misstatements	As restated	As previously reported	Correction of prior period misstatements	As restated
	(dollars in thousands)
Cash Flows from Operating Activities
Net earnings	$23,146	$38	$23,184	$50,001	$1,522	$51,523
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	14,727	—	14,727	14,632	—	14,632
Amortization expense (including deferred financing fees)	1,634	—	1,634	1,915	—	1,915
Provision for deferred taxes	3,532	(3)	3,529	4,393	—	4,393
Write-off of deferred financing fees	—	—	—	477	—	477
Unrealized foreign currency (gains) losses	(4,578)	—	(4,578)	1,338	—	1,338
Stock-based compensation	10,473	—	10,473	10,356	—	10,356
Intangible asset impairment charge	8,900	—	8,900	—	—	—
Other non-cash items	153	—	153	(412)	—	(412)
Changes in assets and liabilities, net of effects of acquisitions:
Customer receivables	2,039	416	2,455	20,131	(10,997)	9,134
Inventories	1,431	(473)	958	(7,512)	8,531	1,019
Accounts payable	6,204	—	6,204	(563)	(1,078)	(1,641)
Current income taxes	15,345	318	15,663	(15,831)	2,049	(13,782)
Other current assets	414	—	414	(3,920)	—	(3,920)
Other current liabilities	(7,827)	(296)	(8,123)	815	(27)	788
Other noncurrent assets and liabilities	(20,979)	—	(20,979)	(5,252)	—	(5,252)
Cash provided by operating activities	54,614	—	54,614	70,568	—	70,568

Cash provided by (used in) investing activities	(29,379)	—	(29,379)	(23,001)	—	(23,001)

Cash used in financing activities	(43,508)	—	(43,508)	(45,791)	—	(45,791)
Effect of exchange rate changes on cash and cash equivalents	343	—	343	(83)	—	(83)
Net increase (decrease) in cash and cash equivalents	(17,930)	—	(17,930)	1,693	—	1,693
Cash and cash equivalents at beginning of year	29,956	—	29,956	28,263	—	28,263
Cash and cash equivalents at end of year	$12,026	$—	$12,026	$29,956	$—	$29,956

KNOLL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

25. SUBSEQUENT EVENTS
In February 2015, the Company granted an aggregate of 248,000 equity-based awards to certain employees and the Company's Board of Directors. The vesting of these awards are subject to certain service, performance or market conditions. Also, in February 2015, the Board of Directors declared a cash dividend of $0.12 per share on the Company's common stock payable on March 31, 2015 to shareholders of record on March 13, 2015.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures.    We, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report (December 31, 2014) ("Disclosure Controls"). As described below, management has identified a material weakness in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of the material weakness, our principal executive officer and principal financial officer have concluded that the Disclosure Controls were not effective at December 31, 2014 in reaching a reasonable level of assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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
Our management assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Our evaluation of internal control over financing reporting did not include the internal controls of Holly Hunt Enterprises, Inc., which was acquired on February 3, 2014, and is included in our 2014 consolidated financial statements and constituted approximately 16.8% of total assets as of December 31, 2014 and 9.8% and 13.5% of sales and net earnings, respectively, for the year then ended. Due to the material weakness described below, management has concluded the Company’s internal control over financial reporting was not effective as of December 31, 2014.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management concluded that the Company did not maintain effective internal controls as of December 31, 2014 related to accounting for income taxes. Specifically, the following material weakness was identified:
In conjunction with the financial statement close process, it was determined that the income tax accounts were not maintained appropriately, including giving proper consideration to the income tax consequences of foreign source income required to be recognized in the Company's U.S. federal and state income tax returns. The error resulted in the understatement of income tax expense and the overstatement and understatement of other comprehensive income in the annual and interim periods from 2007 through 2014. These errors were not prevented or detected in a timely manner as a result of deficiencies in the design and operation of a combination of review controls associated with the Company's income tax process. Accordingly, the Company did not maintain effective controls to ensure the accuracy of the provision for income taxes. Specifically, the Company did not maintain a sufficient complement of tax resources with the required proficiency to identify, evaluate, review, and report complex tax accounting matters.
 The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, the Company’s independent registered public accounting firm, as stated in their report included in Item 8, “Financial Statements and Supplementary Data.”

Management's plans for remediation. The Company has begun to implement a number of remediation steps to address the material weakness discussed above and to improve its internal control over income tax accounting. Specifically, the following have been, are being or are planned to be implemented: dedicating additional internal and external personnel resources with the appropriate level of proficiency to identify, evaluate, and review complex tax accounting matters; organizational structure changes which better integrate the tax accounting and finance functions; enhancement of our processes and procedures for determining, documenting and calculating our income tax provision; and increasing the level of certain tax review activities during the financial statement close process.
The measures described above should remediate the material weakness identified and strengthen our internal controls over income tax accounting. Management is committed to improving the Company’s internal control process. As the Company continues to evaluate and improve its internal control over income tax accounting, additional measures to address the material weakness or modifications to certain of the remediation procedures described above may be identified. The Company expects to complete the required remedial actions during 2015.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Knoll, Inc.

We have audited Knoll, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Knoll, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s annual report on internal control over financial reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Holly Hunt Enterprises, Inc., which is included in the 2014 consolidated financial statements of Knoll, Inc. and constituted 16.8% of total assets as of December 31, 2014 and 9.8% and 13.5% of sales and net earnings, respectively, for the year then ended. Our audit of internal control over financial reporting of Knoll, Inc. also did not include an evaluation of the internal control over financial reporting of Holly Hunt Enterprises, Inc.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified a material weakness associated with the design and operation of a combination of review controls associated with the Company's income tax process. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Knoll, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2014. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and this report does not affect our report dated March 2, 2015, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Knoll, Inc. has not maintained effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 2, 2015

ITEM 9B.    OTHER INFORMATION
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 relating to directors, director nominees and executive officers of the registrant is incorporated by reference from the information under the captions "Board of Directors," "Election of Directors," "Executive Officers," "Board Meetings and Committees," "Code of Ethics," and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in our Proxy Statement for our 2015 Annual Meeting of Stockholders (the "Proxy Statement").
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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

	Equity Compensation Plan Information As of December 31, 2014
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Shares Remaining for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	647,671	$15.37	2,248,456
Equity compensation plans not approved by security holders	—	—	—
Total	647,671		2,248,456
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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Form 10-K:

(1) CONSOLIDATED FINANCIAL STATEMENTS (ITEM 8)

•	Consolidated Balance Sheets as of December 31, 2014 and 2013

•	Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2014, 2013, and 2012

•	Consolidated Statements of Equity for the Years Ended December 31, 2014, 2013, and 2012

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013, and 2012

•	Notes to the Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

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

(3) EXHIBITS

Exhibit Number		Description
2.1	(m)	Securities Purchase Agreement, dated February 3, 2014, among Knoll, Inc., Holly Hunt Enterprises, Inc., HHMI LLC, the Shareholders of Holly Hunt Enterprises, Inc. and the Members of HHMI LLC.

3.1	(a)	Amended and Restated Certificate of Incorporation of Knoll, Inc.

3.2	(p)	Amended and Restated By-Laws of Knoll, Inc.

4.1	(u)	Form of Stock Certificate.

10.1	(b)
Second Amended and Restated Credit Agreement, dated as of May 20, 2014, by and among Knoll, Inc., certain of the domestic subsidiaries of Knoll, Inc., Bank of America, N.A., Merrill Lynch, Pierce, Fenner and Smith Incorporated, and the other lenders party thereto.

10.2	(g)*	Amended and Restated Employment Agreement, executed March 14, 2006, effective as of January 1, 2006, between Knoll, Inc. and Burton B. Staniar.

10.3	(r)*	Amendment to Amended and Restated Employment Agreement, dated as of May 4, 2009, between Knoll, Inc. and Burton B. Staniar.

10.4	(d)*	Employment Agreement, dated as of March 23, 2001, between Knoll, Inc. and Andrew B. Cogan.

10.5	(a)*	Amendment No. 1 to Employment Agreement, dated as of August 25, 2004, between Knoll, Inc. and Andrew B. Cogan.

10.6	(g)*	Amendment No. 2 to Employment Agreement, dated as of March 14, 2006, between Knoll, Inc. and Andrew B. Cogan.

10.7	(h)*	Amendment No. 3 to Employment Agreement, dated as of December 11, 2006, between Knoll, Inc. and Andrew B. Cogan.

10.8	(k)*	Amendment No. 4 to Employment Agreement, dated as of December 10, 2007, between Knoll, Inc. and Andrew B. Cogan.

10.9	(x)*	Amendment No. 5 to Employment Agreement dated as of June 12, 2014, between Knoll, Inc. and Andrew B. Cogan

10.10	(o)*	Employment Agreement, dated as of March 3, 2008, between Knoll, Inc. and Lynn M. Utter.

10.11	(x)*	Amendment No. 1 to Employment Agreement, dated as of June 12, 2014, between Knoll, Inc. and Lynn M. Utter.

10.12	*	Separation Agreement, dated as of January 12, 2015, between Knoll, Inc. and Lynn M. Utter.

10.13	(v)*	Offer Letter, dated August 15, 2013, from Knoll, Inc. to Craig B. Spray.

Exhibit Number		Description
10.14	*	Summary of Benjamin A. Pardo 2015 Compensation.

10.15	*	Summary of Pamela J. Ahrens 2015 Compensation.

10.16	(c)*	Amended and Restated Knoll, Inc. 1997 Stock Incentive Plan.

10.17	(a)*	Amended and Restated Knoll, Inc. 1999 Stock Incentive Plan.

10.18	(l)*	Amended and Restated Knoll, Inc. 2007 Stock Incentive Plan.

10.19	(s)*	Amended and Restated Knoll, Inc. 2010 Stock Incentive Plan.

10.20	(w)*	Amended and Restated Knoll, Inc. 2013 Stock Incentive Plan

10.21	(t)*	Amended and Restated Knoll, Inc. Non-Employee Director Compensation Plan.

10.22	(e)*	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Knoll, Inc. 1997 Stock Incentive Plan, entered into by Knoll, Inc. and certain executive officers.

10.23	(c)*	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Knoll, Inc. 1999 Stock Incentive Plan, entered into by Knoll, Inc. and certain executive officers.

10.24	(n)*	Form of Non-Qualified Stock Option Agreement under the 2007 Stock Incentive Plan, entered into by Knoll, Inc. and certain executive officers.

10.25	(n)*	Form of Restricted Share Agreement under the 2007 Stock Incentive Plan (time vesting with accelerated performance vesting).

10.26	(n)*	Form of Restricted Share Agreement under the 2007 Stock Incentive Plan (time vesting).

10.27	(n)*	Form of Restricted Share Agreement under the Non-Employee Director Compensation Plan (time vesting).

10.28	(j)*	Form of Restricted Share Agreement under the 2010 Stock Incentive Plan (time vesting).

10.29	(j)*	Form of Restricted Share Agreement under the 2010 Stock Incentive Plan (time vesting with accelerated performance vesting).

10.30	(j)*	Form of Non-Qualified Stock Option Agreement under the 2010 Stock Incentive Plan.

10.31	(y)*	Form of Performance-Based Stock Unit Agrement under the 2013 Stock Incentive Plan.

10.32	(a)*	Form of Director and Officer Indemnification Agreement.

10.33	(a)*	Offer Letter, dated October 6, 2004, from Knoll, Inc. to John F. Maypole.

Exhibit Number		Description
10.34	(f)*	Offer Letter, dated November 23, 2005, from Knoll, Inc. to Stephen F. Fisher.

10.35	(i)*	Offer Letter, dated September 25, 2006, from Knoll, Inc. to Sarah E. Nash.

10.36	(q)*	Andrew B. Cogan 2015 Incentive Compensation Letter, dated December 4, 2014.

10.37	(q)*	Craig B. Spray 2015 Incentive Compensation Letter, dated December 4, 2014.

10.38	(q)*	Benjamin A. Pardo 2015 Incentive Compensation Letter, dated December 4, 2014.

10.39	(q)*	Pamela J. Ahrens 2015 Incentive Compensation Letter, dated December 4, 2014.

21		Subsidiaries of Knoll, Inc.

23.1		Consent of Independent Registered Public Accounting Firm.

24.1		Power of Attorney [(included on signature page)].

31.1		Certification for Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2		Certification for Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

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

(a)	Incorporated by reference to Knoll, Inc.'s Registration Statement on Form S-1 (File No. 333-118901), which was declared effective by the Commission on December 13, 2004.

(b)	Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on May 21, 2014.

(c)	Incorporated by reference to Knoll, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999.

(d)	Incorporated by reference to Knoll, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000.

(e)	See Exhibit 10.23. Exhibit is substantially identical to Exhibit 10.23.

(f)	Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on December 7, 2005.

(g)	Incorporated by reference to Knoll, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2005.

(h)	Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on December 11, 2006.

(i)	Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on September 27, 2006.

(j)	Incorporated by reference to Knoll, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2010.

(k)	Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on December 10, 2007.

(l)	Incorporated by reference to Knoll, Inc.'s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2007.

(m)	Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on February 3, 2014.

(n)	Incorporated by reference to Knoll, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2007.

(o)	Incorporated by reference to Knoll, Inc.'s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2008.

(p)	Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on September 25, 2008.

(q)	Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on December 9, 2014.

(r)	Incorporated by reference to Knoll, Inc.'s Quarterly Report on Form 10-Q filed with the Commission on May 11, 2009.

(s)	Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on May 11, 2010.

(t)	Incorporated by reference to Knoll, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011.

(u)	Incorporated by reference to Knoll, Inc's Annual Report on Form 10-K for the year ended December 31, 2012.

(v)	Incorporated by reference to Knoll, Inc's Current Report on Form 8-K filed with the Commission on September 23, 2013.

(w)	Incorporated by reference to Knoll, Inc's Current Report on Form 8-K filed with the Commission on April 26, 2013.

(x)	Incorporated by reference to Knoll, Inc.'s Quarterly Report on Form 10-Q filed with the Commission on August 11, 2014.

(y)	Incorporated by reference to Knoll, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of March 2015.

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

/s/ BURTON B. STANIAR Burton B. Staniar	Chairman of the Board	March 2, 2015
/s/ ANDREW B. COGAN Andrew B. Cogan	Chief Executive Officer, Knoll, Inc. and Director	March 2, 2015
/s/ CRAIG B. SPRAY Craig B. Spray	Chief Financial Officer (Chief Accounting Officer and Controller)	March 2, 2015
/s/ JEFFREY A. HARRIS Jeffrey A. Harris	Director	March 2, 2015
/s/ SIDNEY LAPIDUS Sidney Lapidus	Director	March 2, 2015
/s/ KATHLEEN G. BRADLEY Kathleen G. Bradley	Director	March 2, 2015
/s/ JOHN F. MAYPOLE John F. Maypole	Director	March 2, 2015
/s/ SARAH E. NASH Sarah E. Nash	Director	March 2, 2015
/s/ STEPHEN F. FISHER Stephen F. Fisher	Director	March 2, 2015
/s/ STEPHANIE STAHL Stephanie Stahl	Director	March 2, 2015
/s/ CHRISTOPHER G. KENNEDY Christopher G. Kennedy	Director	March 2, 2015

SCHEDULE II
KNOLL, INC.
VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

Description	Balance at Beginning of Year	Additions Charged to Expenses (Income)	Charge-Offs	Other(1)	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2012	$4,203	$1,443	$133	$1	$5,514
Year ended December 31, 2013	5,514	1,253	1,072	(18)	5,677
Year ended December 31, 2014	5,677	2,494	972	(2)	7,197
Reserve for inventory valuation:
Year ended December 31, 2012	$7,743	$1,309	$2,146	$10	$6,916
Year ended December 31, 2013	6,916	2,043	1,734	(23)	7,202
Year ended December 31, 2014	7,202	1,761	508	(51)	8,404
Valuation allowance for deferred income tax assets:
Year ended December 31, 2012	$7,385	$646	$—	$(233)	$7,798
Year ended December 31, 2013	7,798	889	—	304	8,991
Year ended December 31, 2014	8,991	254	—	(1,344)	7,901
_______________________________________________________________________________

(1)	Primarily the impact of currency changes

S-1