Form 10-Q
period 2015-03-31
KNOLL INC
filed 2015-05-11
CIK 1011570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 7, 2015, there were 48,810,901 shares (including 1,044,434 shares of non-voting restricted shares) of the Registrant’s common stock, par value $0.01 per share, outstanding.

KNOLL, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
KNOLL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	March 31, 2015	December 31, 2014
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$14,675	$19,021
Customer receivables, net	121,721	114,551
Inventories, net	144,786	140,835
Deferred income taxes	14,838	15,868
Prepaid and other current assets	22,033	21,544
Total current assets	318,053	311,819
Property, plant, and equipment, net	161,901	165,019
Goodwill	128,278	128,918
Intangible assets, net	252,944	253,739
Other non-trade receivables	3,121	3,278
Other noncurrent assets	5,596	6,170
Total Assets	$869,893	$868,943
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$10,000	$10,000
Accounts payable	82,401	114,914
Income taxes payable	11,432	12,895
Other current liabilities	88,484	93,965
Total current liabilities	192,317	231,774
Long-term debt	290,000	248,000
Deferred income taxes	66,974	64,203
Postretirement benefits other than pensions	8,800	8,765
Pension liability	72,083	70,770
Other noncurrent liabilities	26,866	32,213
Total liabilities	657,040	655,725
Commitments and contingent liabilities
Equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 64,534,491 shares issued and 48,856,431 shares outstanding (including 1,114,434 non-voting restricted shares and net of 15,678,060 treasury shares) at March 31, 2015 and 64,113,785 shares issued and 48,723,414 shares outstanding (including 1,235,904 non-voting restricted shares and net of 15,390,371 treasury shares) at December 31, 2014	489	487
Additional paid-in capital	40,940	41,143
Retained earnings	215,524	204,063
Accumulated other comprehensive loss	(44,299)	(32,682)
Total Knoll, Inc. stockholders' equity	212,654	213,011
Noncontrolling interests	199	207
Total Equity	212,853	213,218
Total Liabilities and Equity	$869,893	$868,943
 See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Net sales	$266,498	$229,601
Cost of sales	171,189	153,003
Gross profit	95,309	76,598
Selling, general, and administrative expenses	73,010	64,722
Restructuring charges	—	592
Operating profit	22,299	11,284
Interest expense	1,885	1,671
Other (income) expense, net	(7,157)	(2,504)
Income before income tax expense	27,571	12,117
Income tax expense	10,136	4,285
Net earnings	17,435	7,832
Net earnings (loss) attributable to noncontrolling interests	(8)	6
Net earnings attributable to Knoll, Inc. stockholders	$17,443	$7,826

Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$0.37	$0.17
Diluted	$0.36	$0.16
Dividends per share	$0.12	$0.12
Weighted-average number of common shares outstanding:
Basic	47,647,961	47,200,099
Diluted	48,353,047	48,048,994

Net earnings	$17,435	$7,832
Other comprehensive income (loss):
Foreign currency translation adjustment	(12,999)	(3,819)
Pension and other post-retirement liability adjustment, net of tax	1,382	64
Total other comprehensive loss, net of tax	(11,617)	(3,755)
Total comprehensive income	5,818	4,077
Comprehensive income (loss) attributable to noncontrolling interests	(8)	6
Comprehensive income attributable to Knoll, Inc. stockholders	$5,826	$4,071

See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$17,435	$7,832
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation	4,303	3,864
Amortization expense (including deferred financing fees)	962	817
Unrealized foreign currency (gains) losses	(7,271)	(2,708)
Stock-based compensation	1,385	1,674
Other non-cash items	11	(42)
Changes in assets and liabilities, net of acquisition:
Customer receivables	(8,554)	9,457
Inventories	(5,707)	(6,387)
Accounts payable	(29,318)	(364)
Current and deferred income taxes	3,337	8
Prepaid and other current assets	(1,229)	1,082
Other current liabilities	(5,334)	(17,169)
Other noncurrent assets and liabilities	3,925	14,807
Cash provided by (used in) operating activities	(26,055)	12,871
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4,864)	(7,814)
Purchase of business, net of cash acquired	—	(93,349)
Purchase of licenses	—	(315)
Cash used in investing activities	(4,864)	(101,478)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from credit facility	101,000	185,000
Repayment of credit facility	(59,000)	(90,000)
Payment of dividends	(5,729)	(5,679)
Proceeds from the issuance of common stock	3,826	36
Purchase of common stock for treasury	(6,067)	(3,691)
Contingent purchase price payment	(5,000)	—
Excess tax benefit from the exercise of stock options and vesting of equity awards	658	—
Cash provided by financing activities	29,688	85,666
Effect of exchange rate changes on cash and cash equivalents	(3,115)	49
Decrease in cash and cash equivalents	(4,346)	(2,892)
Cash and cash equivalents at beginning of period	19,021	12,026
Cash and cash equivalents at end of period	$14,675	$9,134

See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Knoll, Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  The condensed consolidated balance sheet of the Company, as of December 31, 2014, was derived from the Company’s audited consolidated balance sheet as of that date.  All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company’s operations and cash flows for the periods presented.  All of these adjustments are of a normal recurring nature. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and any partially owned subsidiaries that the Company has the ability to control. All intercompany balances and transactions have been eliminated in consolidation.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2014.

New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU is the result of a convergence project between the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The ASU removes inconsistencies and weaknesses in revenue requirements; provides a more robust framework for addressing revenue issues; improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; provides more useful information to users of financial statements through expanded disclosure requirements; and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The ASU is effective for the Company for interim and annual periods beginning after January 1, 2017, although a deferral has been recommended by the FASB Staff. The Company has not yet selected a transition method and is currently evaluating the impact of the amended guidance on the condensed consolidated financial position, results of operations and related disclosures.

NOTE 2. ACQUISITION

On February 3, 2014, the Company acquired Holly Hunt Enterprises, Inc. The acquisition advances the Company's strategy of building its global capability as a resource for high-design workplaces and homes, including the commercial contract, decorator to-the-trade and consumer markets. The aggregate purchase price for the acquisition was approximately $95.0 million, plus certain contingent payouts of up to $16.0 million. Of the $16.0 million of contingent payouts, $5.0 million was paid in the first quarter of 2015. The remaining contingent payouts, if earned based on future performance of the business, are expected to be paid in 2016 and 2017. The purchase price was funded from borrowings under the Company's revolving credit facility. The Company has recorded the acquisition of HOLLY HUNT® using the acquisition method of accounting and has recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The Company finalized the purchase accounting for the acquisition of HOLLY HUNT during the first quarter of 2015 as no additional adjustments were made or costs incurred from the fair values assigned since December 31, 2014.

The amount of HOLLY HUNT net sales and net earnings attributable to Knoll, Inc. stockholders included in the condensed consolidated statements of operations and comprehensive income during the three months ended (in thousands):

	March 31, 2015	March 31, 2014
Net sales	$25,891	$17,360
Net earnings attributable to Knoll, Inc. stockholders	$470	$1,106

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2. ACQUISITION (continued)

The following unaudited pro forma summary financial information presents the operating results of the combined company, assuming the acquisition had occurred as of January 1, 2013 (in thousands, except per share amounts):

Three months ended March 31, 2014
Pro forma net sales	$237,422
Pro forma net earnings attributable to Knoll, Inc stockholders	$8,252

The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results that would have been attained had the acquisition occurred on January 1, 2013, nor is it indicative of results of operations for future periods. The pro forma information presented for the three months ended March 31, 2014 includes adjustments for acquisition costs, interest expense that would have been incurred to finance the acquisition, amortization and depreciation.

NOTE 3. INVENTORIES

Information regarding the Company's inventories is as follows (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$56,977	$54,376
Work-in-process	6,937	7,265
Finished goods	80,872	79,194
	$144,786	$140,835

Inventory reserves for obsolescence and other estimated losses were $8.2 million and $8.4 million at March 31, 2015 and December 31, 2014, respectively, and have been included in the amounts above.

NOTE 4. INCOME TAXES

The Company’s income tax provision consists of federal, state and foreign income taxes.  The tax provisions for the three months ended March 31, 2015 and 2014 were based on the estimated effective tax rates applicable for the full years ending December 31, 2015 and 2014, after giving effect to items specifically related to the interim periods.  The Company’s effective tax rate was 36.8% for the three months ended March 31, 2015 and 35.4% for the three months ended March 31, 2014. The increase in the Company's effective tax rate for the three months ended March 31, 2015, was primarily a result of the geographic mix of pretax income and the varying effective tax rates in the countries and states in which the Company operates.

As of March 31, 2015 and December 31, 2014, the Company had unrecognized tax benefits of approximately $5.1 million and $4.9 million, respectively.  These unrecognized tax benefits amounts would affect the effective tax rate if recognized.  As of March 31, 2015, the Company is subject to U.S. Federal income tax examinations for the tax years 2011 through 2014, and to non-U.S. income tax examinations for the tax years 2006 through 2014.  In addition, the Company is subject to state and local income tax examinations for the tax years 2010 through 2014.

NOTE 5. CONTINGENT LIABILITIES AND COMMITMENTS

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

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5. CONTINGENT LIABILITIES AND COMMITMENTS (continued)

Warranty

The Company generally offers a warranty for all of its products.  The specific terms and conditions of those warranties vary depending upon the product.  The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time product revenue is recognized.  Factors that affect the Company’s liability include historical product-failure experience and estimated repair costs for identified matters for each specific product category.  The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the warranty reserve are as follows (in thousands):

Balance, as of December 31, 2014	$8,180
Provision for warranty claims	1,730
Warranty claims paid	(1,619)
Foreign currency translation adjustment	(68)
Balance, as of March 31, 2015	$8,223

Warranty expense for the three months ended March 31, 2015 and 2014 was $1.7 million and $1.6 million, respectively.

NOTE 6. INDEBTEDNESS
Information regarding the Company's indebtedness is as follows (in thousands):

	March 31, 2015	December 31, 2014
Balance of revolving credit facility	$107,500	$63,000
Balance of term loan	192,500	195,000
Total long-term debt	300,000	258,000
Less: Current maturities of long-term debt	10,000	10,000
Long-term debt	$290,000	$248,000

NOTE 7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2015 (in thousands):

	Foreign Currency Translation Adjustment	Pension and Other Post-Retirement Liability Adjustment	Total
Balance, as of December 31, 2014	$2,095	$(34,777)	$(32,682)
Other comprehensive loss before reclassifications	(12,999)	—	(12,999)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,382	1,382
Net current-period other comprehensive income (loss)	(12,999)	1,382	(11,617)
Balance, as of March 31, 2015	$(10,904)	$(33,395)	$(44,299)

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (continued)

The following reclassifications were made from accumulated other comprehensive income (loss) to the condensed consolidated statements of operations and other comprehensive income for the three months ended (in thousands):

	March 31, 2015	March 31, 2014
Amortization of pension and other post-retirement liability adjustments
Prior Service Costs (1)	$(72)	$(558)
Actuarial Losses (1)	2,258	656
Total Before Tax	2,186	98
Tax Benefit	(804)	(34)
Net of Tax	$1,382	$64

(1) These accumulated other comprehensive income (loss) components are included in the computation of net period pension costs. See Note 8 for additional information.

NOTE 8. PENSIONS AND OTHER POST-RETIREMENT BENEFITS

The following tables summarize the costs of the Company’s employee pension and other post-retirement benefit plans for the periods indicated (in thousands):

	Pension Benefits		Other Benefits
	Three months ended		Three months ended
	March 31,	March 31,	March 31,	March 31,
	2015	2014	2015	2014
Service cost	$1,887	$1,734	$4	$6
Interest cost	3,114	3,335	80	91
Expected return on plan assets	(3,655)	(3,936)	—	—
Amortization of prior service cost	—	3	(72)	(561)
Recognized actuarial loss	2,166	502	92	154
Net periodic benefit cost	$3,512	$1,638	$104	$(310)

For the three months ended March 31, 2015, $2.0 million of pension expense was incurred in cost of sales and $1.5 million was incurred in selling, general, and administrative expenses. For the three months ended March 31, 2014, $0.9 million of pension expense was incurred in cost of sales and $0.7 million was incurred in selling, general, and administrative expenses.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9. COMMON STOCK AND EARNINGS PER SHARE
Basic earnings per share attributable to Knoll, Inc. stockholders excludes the dilutive effect of (i) common shares that could potentially be issued due to the exercise of stock options, and (ii) unvested restricted stock and restricted stock units and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share attributable to Knoll, Inc. stockholders includes the effect of shares and potential shares issued under the stock incentive plans. The following table sets forth the reconciliation from basic to diluted weighted-average number of common shares outstanding:

	Three months ended
	March 31,	March 31,
	2015	2014
	(in thousands)
Weighted-average number of common shares outstanding - basic	47,648	47,200
Potentially dilutive shares resulting from stock plans	705	849
Weighted-average number of common shares outstanding - diluted	48,353	48,049
Antidilutive equity awards number of shares not included in the weighted-average common shares - diluted	—	164

Common stock activity for the three months ended March 31, 2015 and 2014 included the repurchase of 287,689 shares for $6.1 million and 237,628 shares for $3.7 million, respectively.  Common stock activity for the three months ended March 31, 2015 also included the exercise of 274,346 options for $3.8 million and the vesting of 267,830 restricted shares.  Common stock activity for the three months ended March 31, 2014 also included the exercise of 1,590 options for $36.0 thousand and the vesting of 496,191 restricted shares. During the first quarter of 2015, the Company granted 271,426 equity-based awards to certain employees and the Company's Board of Directors. The vesting of these awards is subject to certain service, performance or market conditions.

NOTE 10. EQUITY

The following table shows the change in equity attributable to Knoll, Inc. stockholders and noncontrolling interests during the three months ended March 31, 2015 (in thousands):

	Equity Attributable to Knoll Inc., Stockholders	Noncontrolling Interests	Total
Balance, as of December 31, 2014	$213,011	$207	$213,218
Total comprehensive income:
Net earnings (loss) attributable to Knoll, Inc. stockholders and noncontrolling interests	17,443	(8)	17,435
Other comprehensive income	(11,617)	—	(11,617)
Other changes in equity:
Purchase of common stock for treasury	(6,067)	—	(6,067)
Cash dividends declared	(5,985)	—	(5,985)
Proceeds from the issuance of common stock	3,826	—	3,826
Stock-based compensation	1,385	—	1,385
Excess tax benefit from the exercise of stock options, vesting of equity awards	658	—	658
Balance, as of March 31, 2015	$212,654	$199	$212,853

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

Financial Instruments

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following table represents the financial assets and liabilities, measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Fair value as of March 31, 2015				Fair value as of December 31, 2014
Liabilities:	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Contingent purchase price payment	$—	$—	$11,000	$11,000	$—	$—	$16,000	$16,000

Pursuant to the agreement governing the acquisition of HOLLY HUNT, the Company may be required to make annual contingent purchase price payments. The payouts are based upon HOLLY HUNT reaching an annual net sales target, for each year over the next two calendar years, and are paid out by February 15 of the following calendar year. The Company classifies this as a Level 3 measurement and is required to remeasure this liability at fair value on a recurring basis. The fair value of such contingent purchase price payments was determined at the time of acquisition based upon net sales projections for HOLLY HUNT for 2014, 2015, and 2016. The Company paid $5.0 million during the first quarter of 2015, as a result of HOLLY HUNT achieving the 2014 net sales projections. Excluding the initial recognition of the liability for the contingent purchase price payments and payments made to reduce the liability, any changes in the fair value would be included within selling, general and administrative expenses.

There were no additional assets and/or liabilities recorded at fair value on a recurring basis as of March 31, 2015 or December 31, 2014.

NOTE 12. SEGMENT INFORMATION

The Company reports its segment results based on the following reportable segments: (i) Office; (ii) Studio; and (iii) Coverings. The Office segment serves corporate, government, healthcare, retail and other customers in the United States and Canada providing a portfolio of office furnishing solutions including systems, seating, storage, and KnollExtra® ergonomic accessories, and other products. The Studio segment includes KnollStudio®, Knoll Europe which sells primarily KnollStudio products, Richard Schultz® Design and HOLLY HUNT.  The KnollStudio portfolio includes a range of lounge seating; side, cafe and dining chairs; barstools; and conference, dining and occasional tables. HOLLY HUNT produces and showcases custom made product including indoor and outdoor furniture, lighting, rugs, textiles and leathers. The Coverings segment includes, KnollTextiles®, Spinneybeck® and Edelman Leather® . These businesses serve a wide range of customers offering high-quality textiles, felt, and leather.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12. SEGMENT INFORMATION (continued)

The following information below categorizes certain financial information into the above-noted segments for the three months ended March 31, 2015 and 2014:

	March 31,
	2015	2014
	(in thousands)
NET SALES
Office	$167,723	$146,083
Studio	70,194	55,997
Coverings	28,581	27,521
Total	$266,498	$229,601

INTERSEGMENT SALES (1)
Office	$486	$473
Studio	1,380	1,310
Coverings	1,925	2,615
Total	$3,791	$4,398

OPERATING PROFIT (2)
Office	$7,246	$1,062
Studio	8,952	5,543
Coverings	6,101	5,271
Subtotal	$22,299	$11,876
Restructuring and other charges (3)	—	592
Total	$22,299	$11,284

(1) Intersegment sales are presented on a cost plus basis which takes into consideration the effect of transfer prices between legal entities.
(2) The Company does not allocate interest expense or other (income) expense, net to the reportable segments.
(3) Restructuring and other charges were incurred by the Office segment in the first quarter of 2014.

13. RESTRUCTURING CHARGES
During 2014, the Company approved certain restructuring actions. These actions primarily included reductions in headcount in the Office and Coverings segments, the exiting of certain showrooms within our Coverings segment, and charges related to improvements to better utilize the Company's manufacturing capacity. The Company does not expect any additional charges related to these restructuring actions in the future, and the Company anticipates that the remaining liability will be paid during 2015.

Below is a summary of the changes in the restructuring liability during the first quarter of 2015 (in thousands):

	Office Segment	Studio Segment	Coverings Segment	Total
Balance as of December 31, 2014	$1,046	$—	$16	$1,062
Payments	(228)	—	(8)	(236)
Balance as of March 31, 2015	$818	$—	$8	$826

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations provides an account of our financial performance and financial condition that should be read in conjunction with the accompanying unaudited condensed consolidated financial statements.

Forward-looking Statements

This Quarterly report on Form 10-Q contains forward-looking statements, principally in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk.” Statements and financial discussion and analysis contained in this Form 10-Q that are not historical facts are forward-looking statements. These statements discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to us, based on our current beliefs as well as assumptions made by us and information currently available to us. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “possible,” “potential,” “predict,” “project,” or other similar words, phrases or expressions. This includes, without limitation, our statements and expectations regarding any current or future recovery in our industry and publicly announced plans for increased capital and investment spending to achieve our long-term revenue and profitability growth goals, and our expectations with respect to leverage.  Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation: the risks described in Item 1A and Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014; changes in the financial stability of our clients or the overall economic environment, resulting in decreased corporate spending and service sector employment; changes in relationships with clients; the mix of products sold and of clients purchasing our products; the success of new technology initiatives; changes in business strategies and decisions; competition from our competitors; our ability to recruit and retain an experienced management team; changes in raw material and commodity prices and availability; restrictions on government spending resulting in fewer sales to the U.S. government, one of our largest customers; our debt restrictions on spending; our ability to protect our patents, copyrights and trademarks; our reliance on furniture dealers to produce sales; lawsuits arising from patents, copyrights and trademark infringements; violations of environmental laws and regulations; potential labor disruptions; adequacy of our insurance policies; the availability of future capital; the overall strength and stability of our dealers, suppliers, and customers; access to necessary capital; our ability to successfully integrate acquired businesses; the success of our design and implementation of a new enterprise resource planning system; and currency rate fluctuations. The factors identified above are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement. Unpredictable or unknown factors could also have material adverse effects on us. All forward-looking statements included in this Form 10-Q are expressly qualified in their entirety by the foregoing cautionary statements. Except as required under the Federal securities laws and rules and regulations of the SEC, we undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Critical Accounting Policies

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the reported amounts and disclosures in the condensed consolidated financial statements.  Actual results may differ from such estimates. On an ongoing basis, we review our accounting policies and procedures.  A more detailed review of our critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

During the first quarter of 2015, all segments provided net sales, operating profit, and operating margin improvement. Consolidated net sales and operating profits were $266.5 million and $22.3 million, respectively, during the first quarter of 2015 in comparison to $229.6 million and $11.3 million, respectively, for the first quarter of 2014. Net earnings increased from $7.8 million a year ago to $17.4 million for the first quarter of 2015. Diluted earnings per share increased from $0.16 per share to $0.36 per share.

Historically, Knoll is a net borrower of cash in the first quarter. In the first quarter of 2015, our cash demands increased in comparison to recent quarters. These incremental cash demands included the year-one contingent purchase price payout for HOLLY HUNT, incremental management and sales incentive payouts due to 2014 performance, and additional working capital to fund the growth of our business. Specifically, working capital needs were related to increased inventories for recently opened HOLLY HUNT showrooms and to improve our quick ship programs on certain offerings. Accounts payable has been reduced from year-end as we paid for capital expenditures, inventory, and technology related expenses related to the fourth quarter of 2014. As a result of these funding commitments, our leverage ratio was 2.55 as of the first quarter of 2015 compared to 2.41 as of year-end.

Results of Operations

Comparison of Three Months ended March 31, 2015 and 2014

	Three Months Ended
	March 31, 2015	March 31, 2014
	(in thousands)
Condensed Consolidated Statement of Operations Data:
Net sales	$266,498	$229,601
Gross profit	95,309	76,598
Operating profit	22,299	11,284
Interest expense	1,885	1,671
Other (income) expense, net	(7,157)	(2,504)
Income tax expense	10,136	4,285
Net earnings	17,435	7,832

Statistical and Other Data:
Sales growth from comparable prior year	16.1%	14.5%
Gross profit margin	35.8%	33.4%

Net Sales

Net sales for the first quarter of 2015 were $266.5 million, an increase of $36.9 million, or 16.1%, from net sales of $229.6 million for the same period in the prior year.  The increase in sales during the first quarter of 2015 was primarily due to a $21.6 million increase in Office sales as a result of improved systems and seating sales and a $14.2 million increase in Studio sales, which was the result of sales growth across the segment and one month of additional HOLLY HUNT sales in 2015. The increase in sales in Europe was achieved irrespective of the degradation of the Euro and British Pound in relationship to the U.S. dollar.

Over the past few years, we have lessened our exposure to government sales as these sales now represent a lower portion of our overall sales. During the three months ended March 31, 2015 and 2014, approximately 9.8% and 11.1%, respectively, of our sales were to U.S., state, and local governmental agencies.

Gross Profit and Operating Profit

Gross profit for the first quarter of 2015 was $95.3 million, an increase of $18.7 million, or 24.4%, from gross profit of $76.6 million for the same period in the prior year. As a percentage of net sales, gross profit increased from 33.4% for the first quarter of 2014 to 35.8% for the first quarter of 2015. The increase in gross margin from a year ago resulted from the realization of price increases in our Office segment, greater mix of higher margin Specialties sales, and foreign-exchange benefits on the weakening Canadian dollar.

Operating expenses were $73.0 million, or 27.4% of net sales, compared to $64.1 million, or 27.9% of net sales, for the first quarter of 2014. The first quarter of 2014 operating expenses of $64.1 million exclude $1.2 million of restructuring and acquisition related expenses. The increase in operating expenses during the first quarter of 2015 was in large part due to the addition of the operating expenses from HOLLY HUNT as well as greater commission and incentive compensation expenses incurred as a result of higher sales and profits.

Operating profit for the first quarter of 2015 was $22.3 million, an increase of $11.0 million, or 97.3%, from operating profit of $11.3 million for the same period in the prior year. Operating profit as a percentage of net sales increased from 4.9% in the first quarter of 2014 to 8.4% for the same period of 2015.

Interest Expense

Interest expense for the three months ended March 31, 2015 and March 31, 2014 was $1.9 million and $1.7 million, respectively, an increase of $0.2 million from the same period in the prior year.  The increase in interest expense is the result of our higher outstanding debt. The average interest rate for the first quarter of 2015 and 2014 was 2.1% and 2.2%, respectively.

Other (Income) Expense, net

Other (income) expense, net for the first quarter of 2015 and 2014 included foreign exchange gains of $7.4 million and $2.5 million, respectively.  These foreign exchange gains were the primarily due to the devaluation of the Canadian dollar. During the first quarter of 2015 and 2014, foreign exchange gains increased diluted earnings per share $0.10 and $0.03 per share, respectively. Our exposure to foreign exchange gains and losses recorded in other (income) expense, net will be mitigated on a go-forward basis as we settled the majority of the intercompany payable and receivable with our Canadian subsidiary during the first quarter of 2015.

Income Tax Expense

The effective tax rate was 36.8% for the first quarter of 2015, as compared to 35.4% for the same period in 2014.  Our tax rate is the result of pretax income and the varying effective tax rates in the countries and states in which we operate.

Business Segment Analysis

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)
NET SALES
Office	$167,723	$146,083
Studio	70,194	55,997
Coverings	28,581	27,521
Total	$266,498	$229,601

OPERATING PROFIT (1)
Office	$7,246	$1,062
Studio	8,952	5,543
Coverings	6,101	5,271
Subtotal	22,299	11,876
Restructuring and other charges (2)	—	592
Total	$22,299	$11,284

(1) The Company does not allocate interest expense or other expense (income), net to the reportable segments.
(2) Restructuring and other charges were incurred by the Office segment in the first quarter of 2014.

Office:

Net sales for the Office segment for the first quarter of 2015 were $167.7 million, an increase of $21.6 million, or 14.8%, when compared with the same period in 2014.  Increased systems and seating shipments were the primary drivers of improved year-over-year sales. Office segment net sales for the three months ended March 31, 2015 were negatively impacted by $1.0 million due to changes in foreign exchange rates when compared to the same period in the prior year.

Operating profit for the first quarter of 2015 for the Office segment was $7.2 million, a increase of $6.7 million when compared with the same period in 2014. The increase in operating profit for the three months ended March 31, 2015 was due to the realization of price increases, foreign exchange benefits as the U.S. dollar strengthened in relation to the Canadian dollar, and from better utilization of our fixed cost footprint.  As a percentage of net sales, the Office segment operating profit for the three months ended March 31, 2015 and 2014 was 4.3% and 0.3%, respectively.

Studio:

Net sales for the Studio segment for the first quarter of 2015 were $70.2 million, an increase of $14.2 million, or 25.4%, when compared with the same period in 2014. The increase in net sales for the Studio segment for the three months ended March 31, 2015 was attributable to the acquisition of HOLLY HUNT, which occurred during the first quarter of 2014, as well as organic growth in Europe and North America. Studio segment net sales for the three months ended March 31, 2015 were negatively impacted by $3.2 million due to changes in foreign exchange rates when compared to the same period in the prior year.

Operating profit for the first quarter of 2015 for the Studio segment was $9.0 million, an increase of $3.5 million, or 63.6%, when compared with the same period in 2014. As a percentage of net sales, the Studio segment operating profit was 12.8% for the first quarter ended March 31, 2015, up from 9.8% for the first quarter ended March 31, 2014. The year-over-year improvement in operating profit for the Studio segment occurred as the result of incremental sales more than offsetting operating expense increases for additional or significantly expanded HOLLY HUNT showrooms. Also, foreign exchange benefits and better absorption provided for operating profit improvement for the Studio segment.

Coverings:

Net sales for the first quarter of 2015 for the Coverings segment were $28.6 million, an increase of $1.1 million, or 4.0%, when compared with the same period in 2014.  Coverings segment net sales for the three months ended March 31, 2015 were negatively impacted by $0.2 million due to changes in foreign exchange rates when compared to the same period in the prior year.

Operating profit for the first quarter of 2015 for the Coverings segment was $6.1 million, an increase of $0.8 million, or 15.1%, when compared with the same period of 2014. The increase in operating profit in the Coverings segment during the three months ended March 31, 2015 is the result of increased sales and restructured selling, general and administrative cost basis.  As a percentage of net sales, the Coverings segment operating profit was 21.3% for the first quarter ended March 31, 2015 and 19.3% for the first quarter ended March 31, 2014.

Liquidity and Capital Resources

The following table highlights certain key cash flows and capital information pertinent to the discussion that follows:

	Three Months Ended
	March 31, 2015	March 31, 2014
	(in thousands)
Cash provided by (used in) operating activities	$(26,055)	$12,871
Capital expenditures	(4,864)	(7,814)
Purchase of a business, net of cash acquired	—	(93,349)
Cash used in investing activities	(4,864)	(101,478)
Purchase of common stock for treasury	(6,067)	(3,691)
Proceeds from revolving credit facility	101,000	185,000
Repayment of revolving credit facility	(59,000)	(90,000)
Payment of dividends	(5,729)	(5,679)
Proceeds from the issuance of common stock	3,826	36
Cash provided by financing activities	29,688	85,666

Historically, we have carried significant amounts of debt, and cash generated by operating activities has been used to fund working capital, capital expenditures, repurchase shares, pay quarterly dividends and make payments of principal and interest on our indebtedness.  Our capital expenditures are typically for new product tooling and manufacturing equipment.  These capital expenditures support new products and continuous improvements in our manufacturing processes. In addition, continued expenditures related to our technology infrastructure upgrades with the implementation of a new enterprise resource planning system increased capital spending during the first quarter of 2015. Additionally, in February 2013, we announced a three-year plan of strategic investments and initiatives intended to enable us to achieve our longer-term revenue and profitability goals. These investments will increase capital spending in 2015 when compared with periods prior to the launch of this program.

We use our revolving credit facility in the ordinary course of business to fund our working capital needs and, at times, make significant borrowings and repayments under the facility depending on our cash needs and availability at such time.  Cash provided by these financing activities and cash provided by operations during the first quarter of 2015 was used to fund $4.9 million of capital expenditures as well as working capital needs. Working capital needs for the first quarter of 2015 included increased inventories for newly opened HOLLY HUNT showrooms and to improve our quick ship programs on certain offerings. Accounts payable has been reduced from year-end as we paid for capital expenditures, inventory, and enterprise resource planning system expenses related to the fourth quarter of 2014. Comparatively, during the first quarter of 2014, we used available cash, including $12.9 million of net cash from operating activities, to fund $7.8 million in capital expenditures, fund dividend payments to shareholders totaling $5.7 million, and fund working capital. During the first quarter of 2014, we also increased our indebtedness under our revolving credit facility by $95.0 million in order to fund the acquisition of HOLLY HUNT.

Our revolving credit facility requires that we comply with two financial covenants: our consolidated leverage ratio, defined as the ratio of total indebtedness to consolidated EBITDA (as defined in our credit agreement) and our consolidated interest coverage ratio, defined as the ratio of our consolidated EBITDA (as defined in our credit agreement) to our consolidated interest expense. Our leverage ratio cannot exceed 4.0 to 1.0 under our credit facility agreement. Our consolidated interest coverage ratio cannot be less than 3.0 to 1.0 as of the end of any fiscal quarter. We are also required to comply with various other affirmative and negative covenants including, without limitation, covenants that prevent or restrict our ability to pay dividends, engage in certain mergers or acquisitions, make certain investments or loans, incur future indebtedness, make significant capital expenditures, engage in sale-leaseback transactions, alter our capital structure or line of business, prepay subordinated indebtedness, engage in certain transactions with affiliates and sell stock or assets. As of March 31, 2015 and December 31, 2014, there was $300.0 million and $258.0 million, respectively, outstanding under the facility.  Borrowings under the revolving credit facility may be repaid at any time, but no later than May 2019. Our leverage ratio was 2.55 and 2.41 for the periods ending March 31, 2015 and December 31, 2014, respectively.

The following table reconciles net earnings to adjusted EBITDA and computes our bank leverage calculation as of March 31, 2015 and December 31, 2014. Adjusted EBITDA, as used in our bank leverage calculation, is a non-GAAP financial measure that adjusts net earnings and excludes certain expenses. Our bank leverage calculation is a measure used by Management to assess the performance of our business and is also an input used to derive our interest rate for our credit facility in subsequent periods. The bank leverage calculation is in accordance with our Second Amended and Restated Credit Agreement dated May 20, 2014.

	March 31, 2015	December 31, 2014
	(in millions)
Debt Levels (1)	$316.7	$275.5
LTM Net Earnings ($mm)	56.2	46.6
LTM Adjustments
Interest	6.9	6.7
Taxes	35.0	29.2
Depreciation and Amortization	20.6	20.0
Non-cash items and Other (2)	5.7	11.9
LTM Adjusted EBITDA	$124.4	$114.4	(3)
Bank Leverage Calculation (4)	2.55	2.41

(1) - Outstanding debt levels include outstanding letters of credit and guarantee obligations. Excess cash over $15.0 million reduces outstanding debt per the terms of our credit facility, a copy of which was filed with the Securities and Exchange Commission on May 21, 2014.
(2) - Non-cash and Other items include, but are not limited to, stock-based compensation expenses, unrealized gains and losses on foreign exchange, a pension settlement and other postretirement benefits curtailment, and restructuring charges.
(3) - Includes an annualized proforma EBITDA for HOLLY HUNT, which was acquired on February 3, 2014.
(4) - Debt divided by Last Twelve Months (LTM) Adjusted EBITDA, as calculated in accordance with our credit facility.

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

We provided a discussion of our market risk in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2014. During the first three months of 2015, there was no substantive change in our market risk except for the items noted below. This discussion should be read in conjunction with Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2014.

During the normal course of business, we are routinely subjected to market risk associated with interest rate movements and foreign currency exchange rate movements. Interest rate risk arises from our debt obligations and foreign currency exchange rate risk arises from our non-U.S. operations and purchases of inventory from foreign suppliers.

We also have risk in our exposure to certain materials and transportation costs.  Steel, leather, textiles, wood products and plastics are all used in the manufacture of our products. During the three months ended March 31, 2015, there was minimal change in material and transportation costs when compared with the same period in the prior year. We continue to work to offset price changes in raw materials and transportation through our global sourcing initiatives, cost improvements and price increases to our products.

Interest Rate Risk
We have variable rate debt obligations that are denominated in U.S. dollars. A change in interest rates impacts the interest incurred and cash paid on the variable rate debt.
In the past, we have used interest rate swap agreements for other-than-trading purposes in order to manage our exposure to fluctuations in interest rates on our variable rate debt. Fluctuations in LIBOR affect both our net financial instrument position and the amount of cash to be paid or received by us, if any, under these agreements. Our annualized average rate of interest for the three months ended March 31, 2015 was 2.1%.  Our annualized average rate of interest for the same period of 2014 was 2.2%.

Foreign Currency Exchange Rate Risk

We manufacture our products in the United States, Canada and Italy, and sell our products worldwide.  Our foreign sales and certain expenses are transacted in foreign currencies.  Our production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold.  Additionally, as we report currency in the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar.  The principal foreign currencies in which we conduct business are the Canadian dollar and the Euro. Approximately 11.3% of our revenues for the first three months of 2015 and 11.6% in the same period for 2014, and 27.2% of our cost of goods sold for the first three months of 2015 and 30.6% in the same period of 2014, were denominated in currencies other than the U.S. dollar.  For the three months ended March 31, 2015 and 2014, other (income) expense included foreign exchange gains of $7.4 million and $2.5 million, respectively.

From time to time, we enter into foreign currency forward exchange contracts and foreign currency option contracts for other than trading purposes in order to manage our exposure to foreign exchange rates.  The terms of these contracts are generally less than a year.  Changes in the fair value of such contracts are reported in earnings in the period the value of the contract changes.  The net gain or loss upon settlement and the change in fair value of outstanding contracts is recorded as a component of other expense (income), net.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report (March 31, 2015) (“Disclosure Controls”). Disclosure controls and procedures include, without limitation, (i) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the below discussed material weakness in internal controls over financial reporting related to accounting for income taxes, management has concluded that our disclosure controls were not effective at a reasonable level of assurance as of March 31, 2015.

Changes in internal control over financial reporting. As previously disclosed in Item 9A of the 2014 Form 10-K, management had then concluded that there was a material weakness in internal controls over financial reporting related to accounting for income taxes. Remedial actions have been taken to improve internal controls over accounting for income taxes, including dedicating additional internal and external personnel resources with the appropriate level of proficiency to identify, evaluate, and review complex tax accounting matters; organizational structure changes, which better integrate the tax accounting and finance functions; enhancement of our processes and procedures for determining, documenting and calculating our income tax provision; and increasing the level of certain tax review activities during the financial statement close process.

When all remedial actions have been implemented and in operation for a sufficient period of time, these actions will be tested to determine whether the applicable controls are operating effectively. Management is focused on the remediation of the material weakness related to controls over the accounting for income taxes and expects the remediation efforts to be completed within the current fiscal year. However, there are no assurances that we will successfully remediate this material weakness within the anticipated timeframe.

Therefore, management concluded that, as of March 31, 2015, there was a material weakness over financial reporting related to accounting for income taxes. Notwithstanding the identified material weakness, management believes the condensed consolidated financial statements included in this Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP. As such, except as noted in the preceding paragraphs, there has been no change in our internal control over financial reporting that occurred during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS

During the first three months of 2015, there have been no new material legal proceedings or material changes in the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 1A. RISK FACTORS

During the first three months of 2015, there were no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS

Repurchases of Equity Securities

The following is a summary of share repurchase activity during the three months ended March 31, 2015.

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

Period	Total Number of Shares Purchased		Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2015 - January 31, 2015	—		$—	—	$32,352,413
February 1, 2015 - February 28, 2015	197,585	(2)	$20.98	92,200	32,352,413
March 1, 2015 - March 31, 2015	90,104	(3)	$20.98	90,104	32,352,413
Total	287,689			182,304

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

(2)         In February 2015, 267,830 shares of outstanding restricted stock vested.  Concurrently with the vestings, 105,385 shares were forfeited by the holders of the restricted shares to cover applicable taxes paid on the holders’ behalf by the Company.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three months ended March 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOLL, INC.
(Registrant)

Date: May 11, 2015
	By:	/s/ Andrew B. Cogan
Andrew B. Cogan
Chief Executive Officer

Date: May 11, 2015
	By:	/s/ Craig B. Spray
Craig B. Spray
Chief Financial Officer
(Chief Accounting Officer)