Form 10-Q
period 2015-06-30
KNOLL INC
filed 2015-08-03
CIK 1011570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 30, 2015, there were 48,784,675 shares (including 1,034,259 shares of non-voting restricted shares) of the Registrant’s common stock, par value $0.01 per share, outstanding.

KNOLL, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
KNOLL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	June 30, 2015	December 31, 2014
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$10,342	$19,021
Customer receivables, net	104,374	114,551
Inventories, net	143,440	140,835
Deferred income taxes	15,015	15,868
Prepaid and other current assets	24,411	21,544
Total current assets	297,582	311,819
Property, plant, and equipment, net	164,649	165,019
Goodwill	128,379	128,918
Intangible assets, net	252,451	253,739
Other non-trade receivables	2,950	3,278
Other noncurrent assets	5,355	6,170
Total Assets	$851,366	$868,943
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$10,000	$10,000
Accounts payable	75,738	114,914
Income taxes payable	—	12,895
Other current liabilities	96,283	93,965
Total current liabilities	182,021	231,774
Long-term debt	264,000	248,000
Deferred income taxes	67,987	64,203
Postretirement benefits other than pensions	8,808	8,765
Pension liability	73,429	70,770
Other noncurrent liabilities	26,330	32,213
Total Liabilities	622,575	655,725
Commitments and contingent liabilities
Equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 64,564,959 shares issued and 48,816,899 shares outstanding (including 1,044,434 non-voting restricted shares and net of 15,748,060 treasury shares) at June 30, 2015 and 64,113,785 shares issued and 48,723,414 shares outstanding (including 1,235,904 non-voting restricted shares and net of 15,390,371 treasury shares) at December 31, 2014	488	487
Additional paid-in capital	43,996	41,143
Retained earnings	226,924	204,063
Accumulated other comprehensive loss	(42,799)	(32,682)
Total Knoll, Inc. stockholders' equity	228,609	213,011
Noncontrolling interests	182	207
Total Equity	228,791	213,218
Total Liabilities and Equity	$851,366	$868,943
See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$268,622	$265,943	$535,120	$495,544
Cost of sales	167,431	168,669	338,620	321,672
Gross profit	101,191	97,274	196,500	173,872
Selling, general, and administrative expenses	72,936	74,833	145,946	139,555
Restructuring charges	—	203	—	795
Operating profit	28,255	22,238	50,554	33,522
Interest expense	1,851	1,944	3,736	3,615
Other expense (income), net	200	2,700	(6,957)	196
Income before income tax expense	26,204	17,594	53,775	29,711
Income tax expense	8,982	6,753	19,118	11,038
Net earnings	17,222	10,841	34,657	18,673
Net losses attributable to noncontrolling interests	(17)	(14)	(25)	(8)
Net earnings attributable to Knoll, Inc. stockholders	$17,239	$10,855	$34,682	$18,681

Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$0.36	$0.23	$0.73	$0.40
Diluted	$0.36	$0.23	$0.72	$0.39
Dividends per share	$0.12	$0.12	$0.24	$0.24
Weighted-average number of common shares outstanding:
Basic	47,760,961	47,365,780	47,705,222	47,283,396
Diluted	48,509,546	47,974,559	48,445,060	48,012,233

Net earnings	$17,222	$10,841	$34,657	$18,673
Other comprehensive income (loss):
Foreign currency translation adjustment	118	3,730	(12,881)	(89)
Pension and other post-retirement liability adjustment, net of tax	1,382	64	2,764	128
Total other comprehensive income (loss), net of tax	1,500	3,794	(10,117)	39
Total comprehensive income	18,722	14,635	24,540	18,712
Comprehensive losses attributable to noncontrolling interests	(17)	(14)	(25)	(8)
Comprehensive income attributable to Knoll, Inc. stockholders	$18,739	$14,649	$24,565	$18,720

See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2015		2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$34,657		$18,673
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation	8,776		7,850
Amortization expense (including deferred financing fees)	1,951		2,176
Unrealized foreign currency gains	(6,818)		(452)
Stock-based compensation	3,574		3,658
Other non-cash items, net	227		30
Changes in assets and liabilities, net of acquisition:
Customer receivables	9,248		446
Inventories	(5,081)		(10,325)
Accounts payable	(36,399)		3,174
Current and deferred income taxes	(11,437)		6,291
Prepaid and other current assets	(1,765)		(4,042)
Other current liabilities	3,192		(13,662)
Other noncurrent assets and liabilities	7,317		17,460
Cash provided by operating activities	7,442		31,277
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(12,340)		(17,741)
Purchase of business, net of cash acquired	—		(93,349)
Purchase of licenses	(330)		(315)
Cash used in investing activities	(12,670)		(111,405)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facility	170,000		608,000
Repayment of revolving credit facility	(154,000)		(515,000)
Payment of financing fees	—		(1,914)
Payment of dividends	(11,502)		(11,363)
Proceeds from the issuance of common stock	4,421	3	2,590
Purchase of common stock for treasury	(6,067)		(6,227)
Contingent purchase price payment	(5,000)		—
Excess tax benefit from the exercise of stock options and vesting of equity awards	979		210
Cash (used in) provided by financing activities	(1,169)		76,296
Effect of exchange rate changes on cash and cash equivalents	(2,282)		279
Decrease in cash and cash equivalents	(8,679)		(3,553)
Cash and cash equivalents at beginning of period	19,021		12,026
Cash and cash equivalents at end of period	$10,342		$8,473

See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Knoll, Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  The consolidated balance sheet of the Company, as of December 31, 2014, was derived from the Company’s audited consolidated balance sheet as of that date.  All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company’s operations and cash flows for the periods presented.  All of these adjustments are of a normal recurring nature. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and any partially owned subsidiaries that the Company has the ability to control. All significant intercompany balances and transactions have been eliminated in consolidation.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2014.

New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU is the result of a convergence project between the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The ASU removes inconsistencies and weaknesses in revenue requirements; provides a more robust framework for addressing revenue issues; improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; provides more useful information to users of financial statements through expanded disclosure requirements; and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. This ASU is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. The Company has not yet selected a transition method and is currently evaluating the impact of the amended guidance on the consolidated financial position, results of operations and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30). This ASU simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of the debt liability, which is consistent with the treatment of debt discounts. The new guidance should be applied on a retrospective basis, and upon transition, an entity is required to comply with the applicable disclosures necessary for a change in accounting principle. This ASU is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. The Company does not expect the impact of the adoption of this ASU to have a material impact on its financial position, results of operations and cash flows.

In July 2015, the FASB issued ASU 2015-11, which amends existing guidance for measuring inventories.  This amendment will require the Company to measure inventories recorded using the first-in, first-out method at the lower of cost and net realizable value.  This amendment does not change the methodology for measuring inventories recorded using the last-in, first-out method.  This amendment will be effective for the Company on January 1, 2017.  Early adoption is permitted.  The Company does not expect the impact of the adoption of this ASU to have a material impact on its financial position, results of operations and cash flows.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2. ACQUISITIONS

On February 3, 2014, the Company acquired Holly Hunt Enterprises, Inc. The acquisition advances the Company's strategy of building its global capability as a resource for high-design workplaces and homes, including the commercial contract, decorator to-the-trade and consumer markets. The aggregate purchase price for the acquisition was $95.0 million, plus certain contingent payouts of up to $16.0 million. Of the $16.0 million of contingent payouts, $5.0 million was paid in the first quarter of 2015. The remaining contingent payouts, if earned based on future performance of the business, are expected to be paid in 2016 and 2017. The purchase price was funded from borrowings under the Company's revolving credit facility. The Company has recorded the acquisition of HOLLY HUNT® using the acquisition method of accounting and has recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The Company finalized the purchase accounting for the acquisition of HOLLY HUNT during the first quarter of 2015 as no additional adjustments were made from the fair values assigned since December 31, 2014.

The amount of net sales and net earnings that resulted from the acquisition and attributable to Knoll, Inc. stockholders included in the condensed consolidated statements of operations and comprehensive income during the six months ended June 30, 2015 and 2014 were as follows (in thousands):

	June 30, 2015	June 30, 2014
Net sales	$57,569	$44,509
Net earnings attributable to Knoll, Inc. stockholders	$2,739	$3,108

The following unaudited pro forma summary financial information presents the operating results of the combined company, assuming the acquisition had occurred as of January 1, 2013 (in thousands):

Six Months Ended June 30, 2014
Pro forma net sales	$503,365
Pro forma net earnings attributable to Knoll, Inc stockholders	$19,106

The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results that would have been attained had the acquisition occurred on January 1, 2013, nor is it indicative of results of operations for future periods. The pro forma information presented for the six months ended June 30, 2014, include adjustments for acquisition costs, interest expense that would have been incurred to finance the acquisition, amortization and depreciation.

NOTE 3. INVENTORIES

 Information regarding the Company's inventories is as follows (in thousands):

	June 30, 2015	December 31, 2014
Raw materials	$58,226	$54,376
Work-in-process	7,294	7,265
Finished goods	77,920	79,194
Total	$143,440	$140,835

Inventory reserves for obsolescence and other estimated losses were $7.8 million and $8.4 million at June 30, 2015 and December 31, 2014, respectively, and have been included in the amounts above.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4. INCOME TAXES

The Company’s income tax provision consists of federal, state and foreign income taxes.  The tax provisions for the three months ended June 30, 2015 and 2014 were based on the estimated effective tax rates applicable for the full years ending December 31, 2015 and 2014, after giving effect to items specifically related to the interim periods.  The Company’s effective tax rate was 34.3% for the three months ended June 30, 2015 and 38.4% for the three months ended June 30, 2014. The Company’s effective tax rate was 35.6% for the six months ended June 30, 2015 and 37.2% for the six months ended June 30, 2014. The decrease in the Company's effective tax rate for the three and six months ended June 30, 2015, was primarily a result of the geographic mix of pretax income and the varying effective tax rates in the countries and states in which the Company operates.

As of June 30, 2015 and December 31, 2014, the Company had unrecognized tax benefits of approximately $5.1 million and $4.9 million, respectively.  These unrecognized tax benefit amounts would affect the effective tax rate if recognized.  As of June 30, 2015, the Company is subject to U.S. Federal income tax examinations for the tax years 2011 through 2014, and to non-U.S. income tax examinations for the tax years 2006 through 2014.  In addition, the Company is subject to state and local income tax examinations for the tax years 2010 through 2014.

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

Changes in the warranty reserve are as follows (in thousands):

Balance, as of December 31, 2014	$8,180
Provision for warranty claims	3,717
Warranty claims paid	(3,476)
Foreign currency translation adjustment	(68)
Balance, as of June 30, 2015	$8,353

Warranty expense for the three months ended June 30, 2015 and 2014 was $2.0 million and $1.7 million, respectively. Warranty expense for the six months ended June 30, 2015 and 2014 was $3.7 million and $3.4 million, respectively.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6. INDEBTEDNESS
Information regarding the Company's indebtedness is as follows (in thousands):

	June 30, 2015	December 31, 2014
Balance of revolving credit facility	$84,000	$63,000
Balance of term loan	190,000	195,000
Total long-term debt	274,000	258,000
Less: Current maturities of long-term debt	10,000	10,000
Long-term debt	$264,000	$248,000

NOTE 7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2015 (in thousands):

	Foreign Currency Translation Adjustment	Pension and Other Post-Retirement Liability Adjustment	Total
Balance, as of December 31, 2014	$2,095	$(34,777)	$(32,682)
Other comprehensive income (loss) before reclassifications	(12,881)	—	(12,881)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2,764	2,764
Net current-period other comprehensive income (loss)	(12,881)	2,764	(10,117)
Balance, as of June 30, 2015	$(10,786)	$(32,013)	$(42,799)

The following reclassifications were made from accumulated other comprehensive income (loss) to the condensed consolidated statements of operations and other comprehensive income for the three months ended (in thousands):

	June 30, 2015	June 30, 2014
Amortization of pension and other post-retirement liability adjustments
Prior Service Costs (1)	$(72)	$(558)
Actuarial Losses (1)	2,258	656
Total Before Tax	2,186	98
Tax Benefit	(804)	(34)
Net of Tax	$1,382	$64

(1) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension costs. See Note 8 for additional information.

The following reclassifications were made from accumulated other comprehensive income (loss) to the condensed consolidated statements of operations and other comprehensive income for the six months ended (in thousands):

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (continued)

	June 30, 2015	June 30, 2014
Amortization of pension and other post-retirement liability adjustments
Prior Service Costs (1)	$(144)	$(1,116)
Actuarial Losses (1)	4,516	1,312
Total Before Tax	4,372	196
Tax Benefit	(1,608)	(69)
Net of Tax	$2,764	$127

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

For the three months ended June 30, 2015, $2.0 million of pension expense was incurred in cost of sales and $1.5 million was incurred in selling, general, and administrative expenses. For the three months ended June 30, 2014, $0.9 million of pension expense was incurred in cost of sales and $0.7 million was incurred in selling, general, and administrative expenses.

	Pension Benefits		Other Benefits
	Six months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
Service cost	$3,774	$3,468	$8	$12
Interest cost	6,228	6,670	160	182
Expected return on plan assets	(7,310)	(7,872)	—	—
Amortization of prior service cost	—	6	(144)	(1,122)
Recognized actuarial loss	4,332	1,004	184	308
Net periodic benefit cost	$7,024	$3,276	$208	$(620)

For the six months ended June 30, 2015, $4.0 million of pension expense was incurred in cost of sales and $3.0 million was incurred in selling, general, and administrative expenses. For the six months ended June 30, 2014, $1.9 million of pension expense was incurred in cost of sales and $1.4 million was incurred in selling, general, and administrative expenses.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9. COMMON STOCK AND EARNINGS PER SHARE
Basic earnings per share attributable to Knoll, Inc. stockholders excludes the dilutive effect of (i) common shares that could potentially be issued due to the exercise of stock options, and (ii) unvested restricted stock and restricted stock units and is computed by dividing net earnings attributable to Knoll, Inc. stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share attributable to Knoll, Inc. stockholders includes the effect of shares and potential shares issued under the stock incentive plans. The following table sets forth the reconciliation from basic to diluted weighted-average number of common shares outstanding:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Weighted-average number of common shares outstanding - basic	47,761	47,366	47,705	47,283
Potentially dilutive shares resulting from stock plans	749	609	740	729
Weighted-average number of common shares outstanding - diluted	48,510	47,975	48,445	48,012
Antidilutive equity awards number of shares not included in the weighted-average common shares - diluted	—	138	—	158

Common stock activity for the six months ended June 30, 2015 and 2014 included the repurchase of 287,689 shares for $6.1 million and 379,051 shares for $6.2 million, respectively.  Common stock activity for the six months ended June 30, 2015 also included the exercise of 302,750 stock options for $4.4 million and the vesting of 281,581 restricted shares.  Common stock activity for the six months ended June 30, 2014 included the exercise of 195,807 stock options for $2.6 million and the vesting of 496,191 restricted shares. During the three and six months ended June 30, 2015, the Company granted 998 and 272,424, respectively, equity-based awards to certain employees and the Company's Board of Directors. The vesting of these awards is subject to certain service, performance or market conditions.

NOTE 10. EQUITY

The following table shows the change in equity attributable to Knoll, Inc. stockholders and noncontrolling interests during the six months ended June 30, 2015 (in thousands):

	Equity Attributable to Knoll Inc., Stockholders	Noncontrolling Interests	Total
Balance, as of December 31, 2014	$213,011	$207	$213,218
Total comprehensive income:
Net earnings (losses) attributable to Knoll, Inc. stockholders and noncontrolling interests	34,682	(25)	34,657
Other comprehensive income	(10,117)	—	(10,117)
Other changes in equity:
Purchase of common stock for treasury	(6,067)	—	(6,067)
Cash dividends declared	(11,874)	—	(11,874)
Proceeds from the issuance of common stock	4,421	—	4,421
Stock-based compensation	3,574	—	3,574
Excess tax benefit from the exercise of stock options and vesting of equity awards	979	—	979
Balance, as of June 30, 2015	$228,609	$182	$228,791

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

Financial Instruments

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following table represents the financial assets and liabilities, measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Fair value as of June 30, 2015				Fair value as of December 31, 2014
Liabilities:	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Contingent purchase price payment	$—	$—	$11,000	$11,000	$—	$—	$16,000	$16,000

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

There were no additional assets and/or liabilities recorded at fair value on a recurring basis as of June 30, 2015 or December 31, 2014.

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

The following information below categorizes certain financial information into the above-noted segments for the three and six months ended June 30, 2015 and 2014:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands)
NET SALES
Office	$160,877	$159,100	$328,600	$305,183
Studio	77,863	76,454	148,057	132,451
Coverings	29,882	30,389	58,463	57,910
Total	$268,622	$265,943	$535,120	$495,544

INTERSEGMENT SALES (1)
Office	$415	$511	$901	$984
Studio	1,706	1,524	3,086	2,834
Coverings	1,317	2,798	3,242	5,413
Total	$3,438	$4,833	$7,229	$9,231

OPERATING PROFIT (2)
Office (3)	$9,099	$6,402	$16,345	$6,873
Studio	12,079	9,506	21,031	15,048
Coverings	7,077	6,330	13,178	11,601
Total	$28,255	$22,238	$50,554	$33,522

(1) Intersegment sales represent sales between Knoll, Inc. segments; these intersegment sales are eliminated in consolidation.
(2)  The Company does not allocate interest expense or other (income) expense, net to the reportable segments.
(3) Office operating profit includes $0.2 million and $0.8 million of restructuring expenses incurred during the three and six months ended June 30, 2014, respectively.

13. RESTRUCTURING CHARGES
During 2014, the Company approved certain restructuring actions. These actions primarily included reductions in headcount in the Office and Coverings segments, the exiting of certain showrooms within our Coverings segment, and charges related to improvements to better utilize the Company's manufacturing capacity. The Company does not expect any additional charges related to these restructuring actions in the future, and the Company anticipates that the remaining liability will be paid in the next twelve months.

KNOLL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. RESTRUCTURING CHARGES (continued)
Below is a summary of the changes in the restructuring liability during 2015 (in thousands):

	Office Segment	Studio Segment	Coverings Segment	Total
Balance, as of December 31, 2014	$1,046	$—	$16	$1,062
Payments	(305)	—	(16)	(321)
Balance, as of June 30, 2015	$741	$—	$—	$741

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

During the second quarter of 2015, net sales increased by 1.0%, or 3.0% on a constant currency basis. Consolidated net sales and operating profits were $268.6 million and $28.3 million, respectively, during the second quarter of 2015 in comparison to $265.9 million and $22.2 million, respectively, for the second quarter of 2014. Net earnings increased from $10.8 million a year ago to $17.2 million for the second quarter of 2015. Diluted earnings per share increased from $0.23 per share to $0.36 per share.

We ended the quarter with $10.3 million of cash and cash equivalents compared to $14.7 million as of the first quarter of 2015 and $8.5 million a year ago. Changes in accounts receivable, inventory, and accounts payable from the first quarter of 2015 provided approximately $12.0 million of liquidity during the second quarter of 2015. As a result of the positive change in working capital and net earnings achievement in the quarter, cash provided by operations was $33.5 million compared to $18.4 million for the second quarter of 2014. During the quarter, we invested $7.5 million in capital expenditures and reduced our debt outstanding from $300.0 million as of the first quarter of 2015 to $274.0 million as of the second quarter of 2015. As a result of lower debt outstanding and increased EBITDA, our leverage ratio improved from 2.55 as of the first quarter of 2015 to 2.22 as of the second quarter of 2015.

Constant currency sales is a non-GAAP financial measure and is reconciled to GAAP net sales in the below section, Reconciliation of Non-GAAP Financial Measures.

Results of Operations

Comparison of Three and Six Months ended June 30, 2015 and 2014

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(in thousands)
Condensed Consolidated Statement of Operations Data:
Net sales	$268,622	$265,943	$535,120	$495,544
Gross profit	101,191	97,274	196,500	173,872
Operating profit	28,255	22,238	50,554	33,522
Interest expense	1,851	1,944	3,736	3,615
Other (income) expense, net	200	2,700	(6,957)	196
Income tax expense	8,982	6,753	19,118	11,038
Net earnings	17,222	10,841	34,657	18,673

Statistical and Other Data:
Sales growth from comparable prior year	1.0%	24.1%	8.0%	19.4%
Gross profit margin	37.7%	36.6%	36.7%	35.1%
Operating profit margin	10.5%	8.4%	9.4%	6.8%

Net Sales

Net sales for the second quarter of 2015 were $268.6 million, an increase of $2.7 million, or 1.0%, from net sales of $265.9 million for the same period in the prior year. Net sales for the six months ended June 30, 2015 were $535.1 million, an increase of $39.6 million, or 8.0%, from net sales of $495.5 million for the same period in the prior year. On a constant currency basis, net sales increased 3.0% and 9.9% for the three and six months ended June 30, 2015. The increase in sales during the three and six months ended June 30, 2015 was largely the result of improved systems sales in our Office segment and strong sales growth by our North America Studio and Holly Hunt businesses. When comparing net sales for the six months ended June 30, 2015 to June 30, 2014, net sales for the six months ended June 30, 2015 included one additional month of sales for our Holly Hunt business. During the six months ended June 30, 2015 and 2014, approximately 9.2% and 12.0%, respectively, of our sales were to U.S., state, and local governmental agencies.

Gross Profit and Operating Profit

Gross profit for the second quarter of 2015 was $101.2 million, an increase of $3.9 million or 4.0%, from gross profit of $97.3 million for the same period in the prior year. Gross profit for the six months ended June 30, 2015 was $196.5 million, an increase of $22.6 million, or 13.0%, from gross profit of $173.9 million for the same period in the prior year. As a percentage of net sales, gross profit increased from 36.6% for the second quarter of 2014 to 37.7% for the second quarter of 2015. As a percentage of net sales, gross profit increased from 35.1% for the six months ended June 30, 2014 to 36.7% for the six months ended ended June 30, 2015. The increase in gross margin during the three and six months ended June 30, 2015 mainly resulted from benefits achieved from net price realization and foreign exchange savings across our segments.

Operating expenses for the three months ended June 30, 2015 were $72.9 million, or 27.1% of net sales, compared to $75.0 million, or 28.2% of net sales, for the second quarter of 2014. Operating expenses for the second quarter of 2014 included $0.2 million of restructuring charges. Operating expenses for the six months ended June 30, 2015 were $145.9 million in comparison to $139.6 million for the second quarter of 2014. For the three and six months ended June 30, 2015, when compared to the same periods from a year ago, additional operating expenses were incurred and primarily associated with our Holly Hunt business. These operating expenses included additional showroom expenses, which were offset by foreign exchange savings, lower incentive accruals, and other cost containment efforts for the three months ended June 30, 2015.

Operating profit for the second quarter of 2015 was $28.3 million, an increase of $6.1 million, or 27.5%, from operating profit of $22.2 million for the same period in the prior year. Operating profit for the six months ended June 30, 2015 was $50.6 million, an increase of $17.1 million, or 51.0%, from operating profit of $33.5 million for the same period in the prior year. Operating profit as a percentage of net sales increased from 8.4% in the second quarter of 2014 to 10.5% for the same period of 2015. Operating profit as a percentage of net sales increased from 6.8% for the six months ended June 30, 2014 to 9.4% in the same period for 2015. All segments experienced an increase in operating profit for the three and six months ended June 30, 2015.

Interest Expense

Interest expense for the second quarter of 2015 and 2014 was $1.9 million.  Interest expense for six months ended June 30, 2015 was $3.7 million, an increase of $0.1 million from $3.6 million for the same period in the prior year. The average interest rate for the three and six months ended June 30, 2015 was 2.1%, compared to 2.3% for the three and six months ended June 30, 2014.

Other (Income) Expense, net

Other (income) expense for the second quarter of 2015 was $0.2 million, which included $0.4 million of foreign exchange losses. Other (income) expense for the second quarter of 2014 was $2.7 million, which included $2.4 million of foreign exchange losses and $0.3 million of expense related to the write-off of deferred financing fees. Other (income) expense for the six months ended June 30, 2015 was ($7.0) million, which primarily consisted of foreign exchange gains. Other (income) expense for the six months ended June 30, 2014 was $0.2 million, which related to net a foreign exchange gain of $0.1 million and expense of $0.3 million associated with the write-off of deferred financing fees.

Income Tax Expense

The effective tax rate was 34.3% for the second quarter of 2015, as compared to 38.4% for the same period in 2014.  The effective tax rate was 35.6% for the six months ended June 30, 2015, as compared to 37.2% for the same period in 2014. The mix of pretax income and the varying effective tax rates in the countries in which we operate directly affects our consolidated effective tax rate.

Business Segment Analysis

The below table categorizes certain financial information into our Office, Studio, and Coverings segments for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands)
NET SALES
Office	$160,877	$159,100	$328,600	$305,183
Studio	77,863	76,454	148,057	132,451
Coverings	29,882	30,389	58,463	57,910
Total	$268,622	$265,943	$535,120	$495,544

OPERATING PROFIT (1)
Office (2)	$9,099	$6,402	$16,345	$6,873
Studio	12,079	9,506	21,031	15,048
Coverings	7,077	6,330	13,178	11,601
Total	$28,255	$22,238	$50,554	$33,522

(1) The Company does not allocate interest expense or other (income) expense, net to the reportable segments.
(2) Office operating profit includes $0.2 million and $0.8 million of restructuring expenses incurred during the three and six months ended June 30, 2014, respectively.

 Office:

Net sales for the Office segment for the second quarter of 2015 were $160.9 million, an increase of $1.8 million, or 1.1%, when compared with the same period in 2014.  Net sales for the Office segment for the six months ended June 30, 2015 were $328.6 million, an increase of $23.4 million, or 7.7%, when compared with the same period in 2014. On a constant currency basis, net sales for the Office segment increased 1.9% and 8.4% for the three and six months ended June 30, 2015. Increased sales in the Office segment for the three and six months ended June 30, 2015 were the result of improved systems sales sales year-over-year.

Operating profit for the second quarter of 2015 for the Office segment was $9.1 million, an increase of $2.7 million, or 42.2%, when compared with the same period in 2014. Operating profit for the six months ended June 30, 2015 for the Office segment was $16.3 million, an increase of $9.4 million, or 136.2%, when compared with the same period in 2014. The increase in operating profit in the Office segment for both the three and six months ended June 30, 2015 was attributable to increased sales, improved pricing, and foreign exchange benefits. As a percentage of net sales, the Office segment operating profit for the three and six months ended June 30, 2015 was 5.7% and 5.0%, respectively. As a percentage of net sales, the Office segment operating profit for the three and six months ended June 30, 2014 was 4.0% and 2.3%, respectively.

Studio:

Net sales for the Studio segment for the second quarter of 2015 were $77.9 million, an increase of $1.4 million, or 1.8%, when compared with the same period in 2014. Net sales for the Studio segment for the six months ended June 30, 2015 were $148.1 million, an increase of $15.6 million, or 11.8%, when compared with the same period in 2014. On a constant currency basis, net sales for the Studio segment increased 6.8% and 17.1% for the three and six months ended June 30, 2015. The increase in sales in the Studio segment was mainly the result strong sales growth in North America and Holly Hunt. Additionally, when comparing net sales for the six months ended June 30, 2015 to June 30, 2014, net sales for the six months ended June 30, 2015 included one additional month of sales for our Holly Hunt business.

Operating profit for the second quarter of 2015 for the Studio segment was $12.1 million, an increase of $2.6 million, or 27.4%, when compared with the same period in 2014. Operating profit for the six months ended June 30, 2015 for the Studio segment was $21.0 million, an increase of $6.0 million, or 40.0%, when compared with the same period in 2014. As a percentage of net sales, the Studio segment operating profit was 15.5% for the second quarter ended June 30, 2015, up from 12.4% for the second quarter ended June 30, 2014.  As a percentage of net sales, the Studio segment operating profit was 14.2% for the six months ended June 30, 2015, up from 11.3% for the same period in the prior year. The increase in operating profit for the three and six months ended June 30, 2015 in the Studio segment was mainly the result of net price realization and foreign currency savings.

Coverings:

Net sales for the second quarter of 2015 for the Coverings segment were $29.9 million, an decrease of $0.5 million, or 1.6%, when compared with the same period in 2014.  Net sales for the six months ended June 30, 2015 for the Coverings segment were $58.5 million, an increase of $0.6 million, or 1.0%, when compared with the same period in 2014. On a constant currency basis, net sales decreased 0.7% and increased 1.9% for the three and six months ended June 30, 2015. When comparing the three months ended June 30, 2015 to the three months ended June 30, 2014, our Textiles business provided net sales improvement; however, these increased sales were offset by lower sales in our leather businesses. For the six months ended June 30, 2015, the increase in sales achieved by both our Spinneybeck and Textiles businesses provided for year-over-year net sales improvement.

Operating profit for the second quarter of 2015 for the Coverings segment was $7.1 million, an increase of $0.8 million, or 12.7%, when compared with the same period of 2014. Operating profit for the six months ended June 30, 2015 for the Coverings segment was $13.2 million, an increase of $1.6 million, or 13.8%, when compared with the same period in 2014. The increase in operating profit in the Coverings segment during the three and six months ended June 30, 2015 was the result of improved operating performance from our Textiles and Spinneybeck businesses.  As a percentage of net sales, the Coverings segment operating profit was 23.7% for the second quarter ended June 30, 2015 compared to 20.7% for the second quarter ended June 30, 2014. As a percentage of net sales, the Coverings segment operating profit was 22.6% for the six months ended June 30, 2015 compared to 20.0% for the same period in the prior year.

Liquidity and Capital Resources

The following table highlights certain key cash flows and capital information pertinent to the discussion that follows:

	Six Months Ended
	June 30, 2015	June 30, 2014
	(in thousands)
Cash provided by operating activities	$7,442	$31,277
Capital expenditures	(12,340)	(17,741)
Purchase of a business, net of cash acquired	—	(93,349)
Cash used in investing activities	(12,670)	(111,405)
Proceeds from revolving credit facility	170,000	608,000
Repayment of revolving credit facility	(154,000)	(515,000)
Payment of dividends	(11,502)	(11,363)
Proceeds from the issuance of common stock	4,421	2,590
Purchase of common stock for treasury	(6,067)	(6,227)
Contingent purchase price payment	(5,000)	—
Cash (used in) provided by financing activities	(1,169)	76,296

Historically, we have carried significant amounts of debt, and cash generated by operating activities has been used to fund working capital, capital expenditures, repurchase shares, pay quarterly dividends, and make payments of principal and interest on our indebtedness.  Our capital expenditures are typically for new product tooling and manufacturing equipment.  These capital expenditures support new products and continuous improvements in our manufacturing processes. In addition, continued expenditures related to our technology infrastructure upgrades with the implementation of a new enterprise resource planning system increased capital spending during the first half of 2015. Moreover, in February 2013, we announced a three-year plan of strategic investments and initiatives intended to enable us to achieve our longer-term revenue and profitability goals. These investments will increase capital spending in 2015 when compared with periods prior to the launch of this program.

Year-to-date net cash provided by operations was $7.4 million, of which $42.5 million was provided by net earnings plus non-cash items, offset by $35.1 million of unfavorable changes in operating assets and liabilities.  For the six months ended June 2014, net cash provided by operations was $31.3 million, of which $31.9 million was provided by net income plus non-cash items, offset by $0.6 million of unfavorable changes in assets and liabilities.

For the six months ended June 30, 2015, we used available cash, including $7.4 million of net cash from operating activities, to fund $12.3 million in capital expenditures, make dividend payments to shareholders totaling $11.5 million, and fund working capital. Total cash used in investing and financing activities was $12.7 million and $1.2 million, respectively, for the six months ended June 30, 2015. For the six months ended June 30, 2014, we used available cash, including $31.3 million of net cash from operating activities, to fund $17.7 million in capital expenditures, fund dividend payments to shareholders totaling $11.4 million, repurchase $6.2 million of common stock for treasury, and fund working capital. Total cash used in investing and financing activities was $111.4 million and $76.3 million, respectively, for the six months ended June 30, 2014.

We use our credit facility in the ordinary course of business to fund our working capital needs and, at times, make significant borrowings and repayments under the facility depending on our cash needs and availability at such time.  As of June 30, 2015 and December 31, 2014, there was $274.0 million and $258.0 million, respectively, outstanding under the credit facility.  Borrowings under the credit facility may be repaid at any time, but no later than May 2019.

Our credit facility requires that we comply with two financial covenants: our consolidated leverage ratio, defined as the ratio of total indebtedness to consolidated EBITDA (as defined in our credit agreement) and our consolidated interest coverage ratio, defined as the ratio of our consolidated EBITDA (as defined in our credit agreement) to our consolidated interest expense. Our leverage ratio cannot exceed 4.0 to 1.0 under our credit facility agreement. Our consolidated interest coverage ratio cannot be less than 3.0 to 1.0 as of the end of any fiscal quarter. We are also required to comply with various other affirmative and negative covenants including, without limitation, covenants that prevent or restrict our ability to pay dividends, engage in certain mergers or acquisitions, make certain investments or loans, incur future indebtedness, make significant capital expenditures, engage in sale-leaseback transactions, alter our capital structure or line of business, prepay subordinated indebtedness, engage in certain transactions with affiliates and sell stock or assets. Our leverage ratio was 2.22 and 2.41 for the periods ending June 30, 2015 and December 31, 2014, respectively.

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

Reconciliation of Non-GAAP Financial Measures

This item contains certain non-GAAP financial measures. A "non-GAAP financial measure" is defined as a numerical measure of a company's financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with U.S. generally accepted accounting principles ("GAAP") in the statements of income, balance sheets, or statements of cash flow of the company. Pursuant to applicable reporting requirements, the company has provided reconciliations of non-GAAP financial measures to the most directly comparable GAAP measure. The reconciliation of net sales to net sales, adjusted and the reconciliation of net earnings to adjusted EBITDA are provided below.

The non-GAAP financial measures presented within this item are net sales, adjusted (constant currency sales) and adjusted EBITDA. These non-GAAP measures are not indicators of our financial performance under GAAP and should not be considered as an alternative to the applicable GAAP measure. These non-GAAP measures have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. In addition, in evaluating these non-GAAP measures, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. Our presentation of these non-GAAP measures should not be construed as an inference that our future results will be unaffected by unusual or infrequent items. We compensate for these limitations by providing equal prominence of our GAAP results and using non-GAAP measures only supplementally. These non-GAAP financial measures, net sales, adjusted and adjusted EBITDA, are presented because management uses this information to monitor and evaluate financial results and trends. Therefore, management believes this information is also useful for investors.

The following tables reconcile net sales, adjusted to GAAP net sales for the periods indicated.

	Office	Studio	Coverings	Knoll, Inc.
Q2 2015 Net Sales	$160.9	$77.8	$29.9	$268.6
Currency translation effects (1)	1.2	3.8	0.3	5.3
Q2 2015 Net Sales, Adjusted	162.1	81.6	30.2	273.9
Q2 2014 Net Sales	159.1	76.4	30.4	265.9
Adjusted Growth / (Decline) $	$3.0	$5.2	$(0.2)	$8.0
Adjusted Growth / (Decline) %	1.9%	6.8%	(0.7)%	3.0%

	Office	Studio	Coverings	Knoll, Inc.
YTD Q2 2015 Net Sales (2)	$328.6	$148.1	$58.5	$535.1
Currency translation effects (1)	2.2	7.0	0.5	9.7
YTD Q2 2015 Net Sales, Adjusted	330.8	155.1	59.0	544.8
YTD Q2 2014 Net Sales (2)	305.2	132.5	57.9	495.5
Adjusted Growth / (Decline) $	$25.6	$22.6	$1.1	$49.3
Adjusted Growth / (Decline) %	8.4%	17.1%	1.9%	9.9%
(1) - Currency translation effects represent the estimated net impact of translating current period sales using the average exchange rates applicable to the comparable prior year period.
(2) - Results do not add due to rounding.

The following table reconciles net earnings to adjusted EBITDA and computes our bank leverage calculation as of June 30, 2015, March 31, 2015, and December 31, 2014. The bank leverage calculation is in accordance with our Second Amended and Restated Credit Agreement dated May 20, 2014.

	June 30, 2015	March 31, 2015	December 31, 2014
	(in millions)
Debt Levels (1)	$290.7	$316.7	$275.5
LTM Net Earnings	62.6	56.2	46.6
LTM Adjustments
Interest	6.8	6.9	6.7
Taxes	37.2	35.0	29.2
Depreciation and Amortization	21.1	20.6	20.0
Non-cash items and Other (2)	3.3	5.7	11.9
LTM Adjusted EBITDA	$131.0	$124.4	$114.4	(3)
Bank Leverage Calculation (4)	2.22	2.55	2.41

(1) - Outstanding debt levels include outstanding letters of credit and guarantee obligations. Excess cash over $15.0 million reduces outstanding debt per the terms of our credit facility, a copy of which was filed with the Securities and
Exchange Commission on May 21, 2014.
(2) - Non-cash items include, but are not limited to, a pension settlement and other postretirement benefit curtailment, stock-based compensation expenses, unrealized gains and losses on foreign exchange, and restructuring charges.
(3) - Includes an annualized pro forma EBITDA for HOLLY HUNT, which was acquired on February 3, 2014.
(4) - Debt divided by LTM (Last Twelve Months) adjusted EBITDA, as calculated in accordance with our credit facility.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We provided a discussion of our market risk in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2014. During the first six months of 2015, there was no substantive change in our market risk except for the items noted below. This discussion should be read in conjunction with Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2014.

During the normal course of business, we are routinely subjected to market risk associated with interest rate movements and foreign currency exchange rate movements. Interest rate risk arises from our debt obligations and foreign currency exchange rate risk arises from our non-U.S. operations and purchases of inventory from foreign suppliers.

We also have risk in our exposure to certain materials and transportation costs.  Steel, leather, textiles, wood products, and plastics are all used in the manufacture of our products. During the six months ended June 30, 2015, we experienced an increase in material and transportation costs when compared with the same period in the prior year. We continue to work to offset price changes in raw materials and transportation through our global sourcing initiatives, cost improvements, and price increases to our products.

Interest Rate Risk

We have variable rate debt obligations that are denominated in U.S. dollars.  A change in interest rates impacts the interest incurred and cash paid on our variable rate debt obligations.

In the past, we have used interest rate swap agreements for other-than-trading purposes in order to manage our exposure to fluctuations in interest rates on our variable rate debt. Fluctuations in LIBOR affect both our net financial instrument position and the amount of cash to be paid or received by us, if any, under these agreements. Our annualized average rate of interest for the six months ended June 30, 2015 was 2.1%. Our annualized average rate of interest for the same period of 2014 was 2.3%.

Foreign Currency Exchange Rate Risk

We manufacture our products in the United States, Canada and Italy, and source and sell our products worldwide.  Our foreign sales and certain expenses are transacted in foreign currencies.  Our production costs, profit margins, and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold.  Additionally, as we report currency in the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar.  The principal foreign currencies in which we conduct business are the Canadian dollar and the Euro. Approximately 11.5% of our revenues for the first six months of 2015 and 12.2% in the same period for 2014, and 27.1% of our cost of goods sold for the first six months of 2015 and 31.0% in the same period of 2014, were denominated in currencies other than the U.S. dollar.  For the six months ended June 30, 2015 and 2014, other (income) expense included foreign exchange gains of $7.0 million and $0.1 million, respectively.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report (June 30, 2015) (“Disclosure Controls”). Disclosure controls and procedures include, without limitation, (i) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the below discussed material weakness in internal controls over financial reporting related to accounting for income taxes, management has concluded that our disclosure controls were not effective at a reasonable level of assurance as of June 30, 2015.

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

Therefore, management concluded that, as of June 30, 2015, there was a material weakness over financial reporting related to accounting for income taxes. Notwithstanding the identified material weakness, management believes the condensed consolidated financial statements included in this Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP. As such, except as noted in the preceding paragraphs, there has been no change in our internal control over financial reporting that occurred during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS

During the first six months of 2015, there have been no new material legal proceedings or material changes in the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 1A. RISK FACTORS

During the first six months of 2015, there were no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS

Repurchases of Equity Securities

The following is a summary of share repurchase activity during the three months ended June 30, 2015.

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

Period	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2015 - April 30, 2015	—	$—	—	$32,352,413
May 1, 2015 - May 31, 2015	—	$—	—	$32,352,413
June 1, 2015 - June 30, 2015	—	$—	—	$32,352,413
Total	—		—

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

ITEM 6.  EXHIBITS

Exhibit Number	Description

10.1	Amendment No. 6 to Employment Agreement, dated as of June 24, 2015, between Knoll, Inc. and Andrew B. Cogan
10.2	Joseph T. Coppola Offer Letter, dated May 4, 2015
10.3	Summary of Craig B. Spray 2015 Compensation
10.4	Summary of Benjamin A. Pardo 2015 Compensation
10.5	Summary of Pamela J. Ahrens 2015 Compensation
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

* The Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOLL, INC.
(Registrant)

Date: August 3, 2015
	By:	/s/ Andrew B. Cogan
Andrew B. Cogan
Chief Executive Officer

Date: August 3, 2015
	By:	/s/ Craig B. Spray
Craig B. Spray
Chief Financial Officer
(Chief Accounting Officer)