Form 10-Q
period 2015-09-30
KNOLL INC
filed 2015-11-09
CIK 1011570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 5, 2015, there were 48,826,313 shares (including 1,013,934 non-voting restricted shares) of the Registrant’s common stock, par value $0.01 per share, outstanding.

KNOLL, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
KNOLL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	September 30, 2015	December 31, 2014
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$9,757	$19,021
Customer receivables, net	93,145	114,551
Inventories, net	148,509	140,835
Deferred income taxes	14,790	15,868
Prepaid and other current assets	22,689	21,544
Total current assets	288,890	311,819
Property, plant, and equipment, net	166,013	165,019
Goodwill	127,916	128,918
Intangible assets, net	251,641	253,739
Other non-trade receivables	2,812	3,278
Other noncurrent assets	4,988	6,170
Total Assets	$842,260	$868,943
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$10,000	$10,000
Accounts payable	67,183	114,914
Income taxes payable	—	12,895
Other current liabilities	101,538	93,965
Total current liabilities	178,721	231,774
Long-term debt	247,500	248,000
Deferred income taxes	69,890	64,203
Postretirement benefits other than pensions	7,183	8,765
Pension liability	69,971	70,770
Other noncurrent liabilities	26,027	32,213
Total Liabilities	599,292	655,725
Commitments and contingent liabilities
Equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 64,602,016 shares issued and 48,798,182 shares outstanding (including 1,028,601 non-voting restricted shares and net of 15,803,834 treasury shares) at September 30, 2015 and 64,113,785 shares issued and 48,723,414 shares outstanding (including 1,235,904 non-voting restricted shares and net of 15,390,371 treasury shares) at December 31, 2014	488	487
Additional paid-in capital	45,498	41,143
Retained earnings	238,897	204,063
Accumulated other comprehensive loss	(42,125)	(32,682)
Total Knoll, Inc. stockholders' equity	242,758	213,011
Noncontrolling interests	210	207
Total Equity	242,968	213,218
Total Liabilities and Equity	$842,260	$868,943
See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$263,588	$268,297	$798,708	$763,841
Cost of sales	162,381	173,335	501,001	495,007
Gross profit	101,207	94,962	297,707	268,834
Selling, general, and administrative expenses	72,062	71,647	218,008	211,202
Restructuring charges	441	—	441	795
Operating profit	28,704	23,315	79,258	56,837
Interest expense	1,650	1,899	5,386	5,514
Other (income), net	(1,757)	(3,294)	(8,714)	(3,098)
Income before income tax expense	28,811	24,710	82,586	54,421
Income tax expense	10,950	9,113	30,068	20,151
Net earnings	17,861	15,597	52,518	34,270
Net gains (losses) attributable to noncontrolling interests	28	(31)	3	(39)
Net earnings attributable to Knoll, Inc. stockholders	$17,833	$15,628	$52,515	$34,309

Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$0.37	$0.33	$1.10	$0.73
Diluted	$0.37	$0.33	$1.08	$0.71
Dividends per share	$0.12	$0.12	$0.36	$0.36
Weighted-average number of common shares outstanding:
Basic	47,764,462	47,376,605	47,725,186	47,314,810
Diluted	48,487,623	48,072,632	48,441,129	48,032,710

Net earnings	$17,861	$15,597	$52,518	$34,270
Other comprehensive income (loss):
Foreign currency translation adjustment	(4,228)	(7,488)	(17,109)	(7,577)
Pension and other post-retirement curtailment gain, net of tax	4,549	—	4,549	—
Pension and other post-retirement liability adjustment, net of tax	353	64	3,117	191
Total other comprehensive income (loss), net of tax	674	(7,424)	(9,443)	(7,386)
Total comprehensive income	18,535	8,173	43,075	26,884
Comprehensive gains (losses) attributable to noncontrolling interests	28	(31)	3	(39)
Comprehensive income attributable to Knoll, Inc. stockholders	$18,507	$8,204	$43,072	$26,923

See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$52,518	$34,270
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation	12,780	11,740
Amortization expense (including deferred financing fees)	2,927	3,095
Unrealized foreign currency gains	(7,173)	(3,680)
Stock-based compensation	5,650	5,869
Other non-cash items, net	392	127
Changes in assets and liabilities, net of acquisition:
Customer receivables	19,879	9,824
Inventories	(10,203)	(18,373)
Accounts payable	(44,481)	5,046
Current and deferred income taxes	(5,941)	10,393
Prepaid and other current assets	(1,417)	(3,994)
Other current liabilities	7,574	(10,153)
Other noncurrent assets and liabilities	5,634	20,552
Cash provided by operating activities	38,139	64,716
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(19,507)	(31,992)
Purchase of business, net of cash acquired	—	(93,349)
Purchase of licenses	(330)	(315)
Cash used in investing activities	(19,837)	(125,656)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facility	230,000	692,000
Repayment of revolving credit facility	(230,500)	(603,500)
Payment of financing fees	—	(1,930)
Payment of dividends	(17,194)	(17,015)
Proceeds from the issuance of common stock	5,247	2,788
Purchase of common stock for treasury	(7,478)	(6,412)
Contingent purchase price payment	(5,000)	—
Excess tax benefit from the exercise of stock options and vesting of equity awards	940	210
Cash (used in) provided by financing activities	(23,985)	66,141
Effect of exchange rate changes on cash and cash equivalents	(3,581)	(1,527)
(Decrease) increase in cash and cash equivalents	(9,264)	3,674
Cash and cash equivalents at beginning of period	19,021	12,026
Cash and cash equivalents at end of period	$9,757	$15,700

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
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 - Revenue from Contracts with Customers (Topic 606). The ASU is the result of a convergence project between the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The ASU removes inconsistencies and weaknesses in revenue requirements; provides a more robust framework for addressing revenue issues; improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; provides more useful information to users of financial statements through expanded disclosure requirements; and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. This ASU is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. The Company has not yet selected a transition method and is currently evaluating the impact of the amended guidance on the consolidated financial position, results of operations and related disclosures.
In April 2015, the FASB issued ASU No. 2015-03 - Interest—Imputation of Interest (Subtopic 835-30). This ASU simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of the debt liability, which is consistent with the treatment of debt discounts. The new guidance should be applied on a retrospective basis, and upon transition, an entity is required to comply with the applicable disclosures necessary for a change in accounting principle. This ASU is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. The Company does not expect the impact of the adoption of this ASU to have a material impact on its financial position, results of operations and cash flows.
In July 2015, the FASB issued ASU 2015-11 - Inventory (Topic 330), which amends existing guidance for measuring inventories.  This amendment will require the Company to measure inventories recorded using the first-in, first-out method at the lower of cost and net realizable value.  This amendment does not change the methodology for measuring inventories recorded using the last-in, first-out method.  This amendment will be effective for the Company on January 1, 2017.  Early adoption is permitted.  The Company does not expect the impact of the adoption of this ASU to have a material impact on its financial position, results of operations and cash flows.

KNOLL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. ACQUISITIONS
On February 3, 2014, the Company acquired Holly Hunt Enterprises, Inc. (“HOLLY HUNT®”). The acquisition advances the Company's strategy of building its global capability as a resource for high-design workplaces and homes, including the commercial contract, decorator to-the-trade and consumer markets. The aggregate purchase price for the acquisition was $95.0 million, plus certain contingent payouts of up to $16.0 million. Of the $16.0 million of contingent payouts, $5.0 million was paid in the three months ended March 31, 2015. The remaining contingent payouts, if earned based on future performance of the business, are expected to be paid in 2016 and 2017. The purchase price was funded from borrowings under the Company's revolving credit facility. The Company has recorded the acquisition of HOLLY HUNT® using the acquisition method of accounting and has recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The Company finalized the purchase accounting for the acquisition of HOLLY HUNT® during the three months ended March 31, 2015 as no additional adjustments were made from the fair values assigned since December 31, 2014.
NOTE 3. INVENTORIES
Information regarding the Company's inventories is as follows (in thousands):

	September 30, 2015	December 31, 2014
Raw materials	$59,262	$54,376
Work-in-process	7,625	7,265
Finished goods	81,622	79,194
Total	$148,509	$140,835

Inventory reserves for obsolescence and other estimated losses were $7.9 million and $8.4 million at September 30, 2015 and December 31, 2014, respectively, and have been included in the amounts above.
NOTE 4. INCOME TAXES
The Company’s income tax provision consists of federal, state and foreign income taxes.  The tax provisions for the three months ended September 30, 2015 and 2014 were based on the estimated effective tax rates applicable for the full years ending December 31, 2015 and 2014, which includes items specifically related to the interim periods.  The Company’s effective tax rate was 38.0% and 36.9% for the three months ended September 30, 2015 and 2014, respectively. The Company’s effective tax rate was 36.4% and 37.0% for the nine months ended September 30, 2015 and 2014, respectively. The change in the Company's effective tax rate for the three and nine months ended September 30, 2015, was primarily a result of the geographic mix of pretax income and the varying effective tax rates in the countries and states in which the Company operates.
As of September 30, 2015 and December 31, 2014, the Company had unrecognized tax benefits of approximately $5.1 million and $4.9 million, respectively.  These unrecognized tax benefit amounts would affect the effective tax rate if recognized.  As of September 30, 2015, the Company is subject to U.S. Federal income tax examinations for the tax years 2011 through 2014, and to non-U.S. income tax examinations for the tax years 2006 through 2014.  In addition, the Company is subject to state and local income tax examinations for the tax years 2010 through 2014.
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
Changes in the warranty reserve are as follows (in thousands):

Balance, as of December 31, 2014	$8,180
Provision for warranty claims	5,443
Warranty claims paid	(5,112)
Foreign currency translation adjustment	(124)
Balance, as of September 30, 2015	$8,387
Warranty expense for the three months ended September 30, 2015 and 2014 was $1.7 million and $1.9 million, respectively. Warranty expense for the nine months ended September 30, 2015 and 2014 was $5.4 million and $5.2 million, respectively.
NOTE 6. INDEBTEDNESS
Information regarding the Company's indebtedness is as follows (in thousands):

	September 30, 2015	December 31, 2014
Balance of revolving credit facility	$70,000	$63,000
Balance of term loan	187,500	195,000
Total long-term debt	257,500	258,000
Less: Current maturities of long-term debt	10,000	10,000
Long-term debt	$247,500	$248,000
NOTE 7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2015 (in thousands):

	Foreign Currency Translation Adjustment	Pension and Other Post-Retirement Liability Adjustment	Total
Balance, as of December 31, 2014	$2,095	$(34,777)	$(32,682)
Other comprehensive income (loss) before reclassifications	(17,109)	4,549	(12,560)
Amounts reclassified from accumulated other comprehensive income (loss)	—	3,117	3,117
Net current-period other comprehensive income (loss)	(17,109)	7,666	(9,443)
Balance, as of September 30, 2015	$(15,014)	$(27,111)	$(42,125)

KNOLL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following reclassifications were made from accumulated other comprehensive income (loss) to the condensed consolidated statements of operations and other comprehensive income (in thousands):

	Three Months Ended
	September 30, 2015	September 30, 2014
Amortization of pension and other post-retirement liability adjustments
Prior Service Costs (1)	$(420)	$(558)
Actuarial Losses (1)	949	656
Total Before Tax	529	98
Tax Benefit	(176)	(34)
Net of Tax	$353	$64
(1) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension costs. See Note 8 for additional information.
The following reclassifications were made from accumulated other comprehensive income (loss) to the condensed consolidated statements of operations and other comprehensive income (in thousands):

	Nine Months Ended
	September 30, 2015	September 30, 2014
Amortization of pension and other post-retirement liability adjustments
Prior Service Costs (1)	$(564)	$(1,674)
Actuarial Losses (1)	5,465	1,968
Total Before Tax	4,901	294
Tax Benefit	(1,784)	(103)
Net of Tax	$3,117	$191
(1) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension costs. See Note 8 for additional information.
NOTE 8. PENSIONS AND OTHER POST-RETIREMENT BENEFITS
During the nine months ended September 30, 2015, the Company approved amendments to both of the U.S. defined benefit pension plans. These amendments will be effective December 31, 2015. The Company also amended its remaining postretirement medical plan that was effective May 1, 2015. The amendments eliminated the accrual of future benefits for all participants in the defined benefit pension plans and the postretirement medical plan. These amendments resulted in a curtailment gain of approximately $7.1 million. As the plans had unrealized losses in excess of the reduction of the projected benefit obligation at the date of amendment, the gain was recorded as a reduction of the projected benefit obligation and a corresponding reduction of unrealized losses within accumulated other comprehensive loss.
The following tables summarize the costs of the Company’s employee pension and other post-retirement benefit plans for the periods indicated (in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Service cost	$1,851	$1,734	$(2)	$6
Interest cost	3,055	3,335	60	91
Expected return on plan assets	(3,564)	(3,936)	—	—
Amortization of prior service cost	—	3	(420)	(561)
Recognized actuarial loss	1,158	502	(209)	154
Net periodic benefit cost	$2,500	$1,638	$(571)	$(310)

KNOLL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2015, $1.5 million of pension expense was incurred in cost of sales and $1.0 million was incurred in selling, general, and administrative expenses. For the three months ended September 30, 2014, $0.9 million of pension expense was incurred in cost of sales and $0.7 million was incurred in selling, general, and administrative expenses.

	Pension Benefits		Other Benefits
	Nine months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Service cost	$5,626	$5,202	$5	$18
Interest cost	9,283	10,005	221	273
Expected return on plan assets	(10,874)	(11,808)	—	—
Amortization of prior service cost	—	9	(564)	(1,683)
Recognized actuarial loss	5,490	1,506	(25)	462
Net periodic benefit cost	$9,525	$4,914	$(363)	$(930)
For the nine months ended September 30, 2015, $5.2 million of pension expense was incurred in cost of sales and $4.3 million was incurred in selling, general, and administrative expenses. For the nine months ended September 30, 2014, $2.8 million of pension expense was incurred in cost of sales and $2.1 million was incurred in selling, general, and administrative expenses.
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

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Weighted-average number of common shares outstanding - basic	47,764	47,377	47,725	47,315
Potentially dilutive shares resulting from stock plans	724	696	716	718
Weighted-average number of common shares outstanding - diluted	48,488	48,073	48,441	48,033
Antidilutive equity awards, number of shares not included in the weighted-average common shares - diluted	—	124	—	144
Common stock activity for the nine months ended September 30, 2015 and 2014 included the repurchase of 345,963 shares for $7.5 million and 388,938 shares for $6.4 million, respectively.  Common stock activity for the nine months ended September 30, 2015 also included the exercise of 348,671 stock options for $5.2 million and the vesting of 276,164 restricted shares.  Common stock activity for the nine months ended September 30, 2014 included the exercise of 211,057 stock options for $2.8 million and the vesting of 496,191 restricted shares. During the three and nine months ended September 30, 2015, the Company granted 1,136 and 273,560, respectively, equity-based awards to certain employees and the Company's Board of Directors. The vesting of these awards is subject to certain service, performance or market conditions.

KNOLL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. EQUITY
The following table shows the change in equity attributable to Knoll, Inc. stockholders and noncontrolling interests during the nine months ended September 30, 2015 (in thousands):

	Equity Attributable to Knoll Inc., Stockholders	Noncontrolling Interests	Total
Balance, as of December 31, 2014	$213,011	$207	$213,218
Total comprehensive income:
Net earnings attributable to Knoll, Inc. stockholders and noncontrolling interests	52,515	3	52,518
Other comprehensive income	(9,443)	—	(9,443)
Other changes in equity:
Purchase of common stock for treasury	(7,478)	—	(7,478)
Cash dividends declared	(17,684)	—	(17,684)
Proceeds from the issuance of common stock	5,247	—	5,247
Stock-based compensation	5,650	—	5,650
Excess tax benefit from the exercise of stock options and vesting of equity awards	940	—	940
Balance, as of September 30, 2015	$242,758	$210	$242,968
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

	Fair value as of September 30, 2015				Fair value as of December 31, 2014
Liabilities:	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Contingent purchase price payment	$—	$—	$11,000	$11,000	$—	$—	$16,000	$16,000

KNOLL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the agreement governing the acquisition of HOLLY HUNT®, the Company may be required to make annual contingent purchase price payments. The payouts are based upon HOLLY HUNT® reaching an annual net sales target, for each year over the next two calendar years, and are paid out by February 15 of the following calendar year. The Company classifies this as a Level 3 measurement and is required to remeasure this liability at fair value on a recurring basis. The fair value of such contingent purchase price payments was determined at the time of acquisition based upon net sales projections for HOLLY HUNT® for 2014, 2015, and 2016. The Company paid $5.0 million during the three months ended March 31, 2015, as a result of HOLLY HUNT® achieving the 2014 net sales projections. Excluding the initial recognition of the liability for the contingent purchase price payments and payments made to reduce the liability, any changes in the fair value would be included within selling, general and administrative expenses.
There were no additional assets and/or liabilities recorded at fair value on a recurring basis as of September 30, 2015 or December 31, 2014.
NOTE 12. SEGMENT INFORMATION
The Company reports its segment results based on the following reportable segments: (i) Office; (ii) Studio; and (iii) Coverings. The Office segment serves corporate, government, healthcare, retail and other customers in the United States and Canada providing a portfolio of office furnishing solutions including systems, seating, storage, and KnollExtra® ergonomic accessories, and other products. The Office segment also includes international sales of our North American office products. The Studio segment includes KnollStudio®, Knoll Europe which sells primarily KnollStudio products, Richard Schultz® Design and HOLLY HUNT®.  The KnollStudio portfolio includes a range of lounge seating; side, cafe and dining chairs; barstools; and conference, dining and occasional tables. HOLLY HUNT® produces and showcases custom made product including indoor and outdoor furniture, lighting, rugs, textiles and leathers. The Coverings segment includes, KnollTextiles®, Spinneybeck® and Edelman Leather® . These businesses serve a wide range of customers offering high-quality textiles, felt, and leather.
The following information below categorizes certain financial information into the above-noted segments for the three and nine months ended September 30, 2015 and 2014:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands)
NET SALES
Office	$160,781	$166,788	$489,381	$471,971
Studio	74,965	72,236	223,022	204,687
Coverings	27,842	29,273	86,305	87,183
Total	$263,588	$268,297	$798,708	$763,841

INTERSEGMENT SALES (1)
Office	$343	$837	$1,244	$1,821
Studio	1,525	1,575	4,611	4,409
Coverings	1,627	2,438	4,869	7,851
Total	$3,495	$4,850	$10,724	$14,081

OPERATING PROFIT (2)
Office (3)	$11,112	$8,351	$27,457	$15,223
Studio (4)	11,340	9,003	32,371	24,052
Coverings	6,252	5,961	19,430	17,562
Total	$28,704	$23,315	$79,258	$56,837
(1) Intersegment sales represent sales between Knoll, Inc. segments; these intersegment sales are eliminated in consolidation.
(2) The Company does not allocate interest expense or other (income) expense, net to the reportable segments.
(3) Office operating profit includes $0.8 million of restructuring charges incurred during the nine months ended September 30, 2014.
(4) Studio operating profit includes $0.4 million of restructuring charges for both the three and nine months ended September 30, 2015.

KNOLL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. RESTRUCTURING CHARGES
During 2014, the Company approved certain restructuring actions. These actions primarily included reductions in headcount in the Office and Coverings segments, the exiting of certain showrooms within the Company's Coverings segment, and charges related to improvements to better utilize the Company's manufacturing capacity. The Company does not expect any additional charges related to these restructuring actions in the future, and the Company anticipates that the remaining liability will be paid in the next twelve months.
During the three months ended September 30, 2015, the Company approved additional restructuring actions. The Company closed a HOLLY HUNT® showroom in Brazil that was opened prior to the acquisition of HOLLY HUNT®. As a result of these actions, restructuring charges of $0.4 million were recorded in the Studio segment. These charges relate to cash severance and employment termination related expenses. The Company does not expect any additional charges related to these restructuring actions in the future, and the Company anticipates that the remaining liability will be paid in the next twelve months.
Below is a summary of the changes in the restructuring liability for the nine months ended September 30, 2015 (in thousands):

	Office Segment	Studio Segment	Coverings Segment	Total
Balance, as of December 31, 2014	$1,046	$—	$16	$1,062
Additions	—	441	—	441
Payments	(725)	(223)	(16)	(964)
Balance, as of September 30, 2015	$321	$218	$—	$539

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
Net sales for the three months ended September 30, 2015 were $263.6 million, a decrease of 1.8%, or 0.2% on a constant currency basis when compared to the three months ended September 30, 2014. Operating profit for the three months ended September 30, 2015 increased to $28.7 million, when compared to operating profit of $23.3 million for the three months ended September 30, 2014. Net earnings for the three months ended September 30, 2015 were $17.9 million, an increase of 14.7%, from net earnings of $15.6 million for the three months ended September 30, 2014. Diluted earnings per share increased from $0.33 per share for the three months ended September 30, 2014 to $0.37 per share for the three months ended September 30, 2015.
We ended the quarter with $9.8 million of cash and cash equivalents compared to $10.3 million as of June 30, 2015 and $15.7 million a year ago. Changes in accounts receivable, inventory, and accounts payable from the second quarter of 2015 used approximately $2.4 million of liquidity during the third quarter of 2015. As a result of the negative change in working capital and net earnings achievement in the quarter, cash provided by operations was $30.7 million compared to $33.4 million for the third quarter of 2014. During the quarter, we funded $7.2 million in capital expenditures and reduced our total bank debt outstanding from $274.0 million as of June 30, 2015 to $257.5 million as of September 30, 2015. As a result of lower debt outstanding and increased EBITDA, our leverage ratio improved from 2.22 as of June 30, 2015 to 1.99 as of September 30, 2015.
Constant currency sales and LTM Adjusted EBITDA are non-GAAP financial measures and are reconciled to GAAP measures in the below section, Reconciliation of Non-GAAP Financial Measures.
Results of Operations

Comparison of Three and Nine Months ended September 30, 2015 and 2014

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(in thousands)
Condensed Consolidated Statement of Operations Data:
Net sales	$263,588	$268,297	$798,708	$763,841
Gross profit	101,207	94,962	297,707	268,834
Operating profit	28,704	23,315	79,258	56,837
Interest expense	1,650	1,899	5,386	5,514
Other (income) expense, net	(1,757)	(3,294)	(8,714)	(3,098)
Income tax expense	10,950	9,113	30,068	20,151
Net earnings	17,861	15,597	52,518	34,270

Statistical and Other Data:
Sales growth from comparable prior year	(1.8)%	23.7%	4.6%	20.9%
Gross profit margin	38.4%	35.4%	37.3%	35.2%
Operating profit margin	10.9%	8.7%	9.9%	7.4%

Net Sales
Net sales for the three months ended September 30, 2015 were $263.6 million, a decrease of $4.7 million, or 1.8%, from net sales of $268.3 million for the same period in the prior year. Net sales for the nine months ended September 30, 2015 were $798.7 million, an increase of $34.9 million, or 4.6%, from net sales of $763.8 million for the nine months ended September 30, 2014. On a constant currency basis, net sales decreased 0.2% and increased 6.4% for the three and nine months ended September 30, 2015, respectively. The slight decrease in sales for the three months ended September 30, 2015 was attributable to: (i) strength in commercial and government sales not fully offsetting a couple of large international projects in the prior year and (ii) lower leather sales to aviation and OEM suppliers, partially offset by strong growth in our felt and textiles businesses. The increase in sales for the nine months ended September 30, 2015 was largely due to improved systems sales in our Office segment and strong sales growth by our North America Studio and our HOLLY HUNT® businesses. When comparing net sales for the nine months ended September 30, 2015 to September 30, 2014, net sales for the nine months ended September 30, 2015 included one additional month of sales for our HOLLY HUNT® business. Approximately 9.6% and 11.1% of our sales were to U.S., state, and local governmental agencies for the nine months ended September 30, 2015 and 2014, respectively.
Gross Profit and Operating Profit
Gross profit for the third quarter of 2015 was $101.2 million, an increase of $6.2 million or 6.5%, from gross profit of $95.0 million for the same period in the prior year. Gross profit for the nine months ended September 30, 2015 was $297.7 million, an increase of $28.9 million, or 10.7%, from gross profit of $268.8 million for the nine months ended September 30, 2014. As a percentage of net sales, gross profit increased from 35.4% for the three months ended

September 30, 2014 to 38.4% for the three months ended September 30, 2015. As a percentage of net sales, gross profit increased from 35.2% for the nine months ended September 30, 2014 to 37.3% for the nine months ended ended September 30, 2015. The increase in gross margin during the three and nine months ended September 30, 2015 was driven by foreign exchange benefits, operational improvements as well as the mix of business and net price realization.
Operating expenses for the three months ended September 30, 2015 were $72.5 million, or 27.5% of net sales, compared to $71.6 million, or 26.7% of net sales, for the three months ended September 30, 2014. Operating expenses for the three months ended September 30, 2015 included $0.4 million of restructuring charges related to our closure of a HOLLY HUNT® showroom in Brazil. Operating expenses for the nine months ended September 30, 2015 were $218.4 million in comparison to $212.0 million for the nine months ended September 30, 2014.
Operating profit for the three months ended September 30, 2015 was $28.7 million, an increase of $5.4 million, or 23.1%, from operating profit of $23.3 million for the three months ended September 30, 2014. Operating profit for the nine months ended September 30, 2015 was $79.3 million, an increase of $22.4 million, or 39.4%, from operating profit of $56.8 million for the nine months ended September 30, 2014. Operating profit as a percentage of net sales increased from 8.7% for the three months ended September 30, 2014 to 10.9% for the three months ended September 30, 2015. Operating profit as a percentage of net sales increased from 7.4% for the nine months ended September 30, 2014 to 9.9% for the nine months ended September 30, 2015. All segments experienced an increase in operating profit for the three and nine months ended September 30, 2015.
Interest Expense
Interest expense for the three months ended September 30, 2015 and 2014 was $1.7 million and $1.9 million, respectively.  Interest expense for nine months ended September 30, 2015 was $5.4 million, a decrease of $0.1 million from $5.5 million for the nine months ended September 30, 2014. The weighted-average interest rate for the three and nine months ended September 30, 2015 was 2.0% and 2.1%, respectively, compared to 2.5% for both the three and nine months ended September 30, 2014.
Other Income, net
Other income for the three months ended September 30, 2015 was $1.8 million, which included $1.7 million of foreign exchange gains. Other income for the three months ended September 30, 2014 was $3.3 million, which included $3.2 million of foreign exchange gains. Other income for the nine months ended September 30, 2015 and 2014 was $8.7 million and $3.1 million, respectively, which primarily consisted of foreign exchange gains.
Income Tax Expense
The effective tax rate was 38.0% for the three months ended September 30, 2015, as compared to 36.9% for the three months ended September 30, 2014. The effective tax rate was 36.4% for the nine months ended September 30, 2015, as compared to 37.0% for the nine months ended September 30, 2014. The mix of pretax income and the varying effective tax rates in the states and countries in which we operate directly affects our consolidated effective tax rate.

Business Segment Analysis
The below table categorizes certain financial information into our Office, Studio, and Coverings segments for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands)
NET SALES
Office	$160,781	$166,788	$489,381	$471,971
Studio	74,965	72,236	223,022	204,687
Coverings	27,842	29,273	86,305	87,183
Total	$263,588	$268,297	$798,708	$763,841

OPERATING PROFIT (1)
Office (2)	$11,112	$8,351	$27,457	$15,223
Studio (3)	11,340	9,003	32,371	24,052
Coverings	6,252	5,961	19,430	17,562
Total	$28,704	$23,315	$79,258	$56,837

(1) The Company does not allocate interest expense or other (income) expense, net to the reportable segments.
(2) Office operating profit includes $0.8 million of restructuring charges incurred during the nine months ended September 30, 2014.
(3) Studio operating profit includes $0.4 million of restructuring charges for both the three and nine months ended September 30, 2015.
Office:
Net sales for the Office segment for the three months ended September 30, 2015 were $160.8 million, a decrease of $6.0 million, or 3.6%, when compared to the three months ended September 30, 2014. Net sales for the Office segment for the nine months ended September 30, 2015 were $489.4 million, an increase of $17.4 million, or 3.7%, when compared with the nine months ended September 30, 2014. On a constant currency basis, net sales for the Office segment decreased 2.8% and increased 4.4% for the three and nine months ended September 30, 2015, respectively. The decrease in Office sales for the three months ended September 30, 2015 was primarily a result of strength in commercial and government sales not fully offsetting a couple of large international projects in the prior year. The increase in Office sales for the nine months ended September 30, 2015 was primarily driven by an increase in systems and seating sales as compared to the nine months ended September 30, 2014.
Operating profit for the three months ended September 30, 2015 for the Office segment was $11.1 million, an increase of $2.8 million, or 33.1%, when compared to the three months ended September 30, 2014. Operating profit for the nine months ended September 30, 2015 for the Office segment was $27.5 million, an increase of $12.2 million, or 80.4%, when compared to the nine months ended September 30, 2014. The increase in operating profit in the Office segment for both the three and nine months ended September 30, 2015 was primarily attributable to foreign exchange benefits, operational efficiencies and improved pricing. As a percentage of net sales, the Office segment operating profit for the three and nine months ended September 30, 2015 was 6.9% and 5.6%, respectively. As a percentage of net sales, the Office segment operating profit for the three and nine months ended September 30, 2014 was 5.0% and 3.2%, respectively.
Studio:
Net sales for the Studio segment for the three months ended September 30, 2015 were $75.0 million, an increase of $2.7 million, or 3.8%, when compared to the three months ended September 30, 2014. Net sales for the Studio segment for the nine months ended September 30, 2015 were $223.0 million, an increase of $18.3 million, or 9.0%, when compared to the nine months ended September 30, 2014. On a constant currency basis, net sales for the Studio segment increased 7.6% and 13.8% for the three and nine months ended September 30, 2015, respectively. The increase in constant currency sales in the Studio segments was spread across all our Studio segment businesses including HOLLY HUNT®. Additionally, when comparing net sales for the nine months ended September 30, 2015 to September 30, 2014, net sales for the nine months ended September 30, 2015 includes one additional month of sales for our HOLLY HUNT® business.

Operating profit for the three months ended September 30, 2015 for the Studio segment was $11.3 million, an increase of $2.3 million, or 26.0%, when compared with the three months ended September 30, 2014. Operating profit for the nine months ended September 30, 2015 for the Studio segment was $32.4 million, an increase of $8.3 million, or 34.6%, when compared to the nine months ended September 30, 2014. As a percentage of net sales, the Studio segment operating profit was 15.1% for the three months ended September 30, 2015, up from 12.5% for the three months ended September 30, 2014.  As a percentage of net sales, the Studio segment operating profit was 14.5% for the nine months ended September 30, 2015, up from 11.8% for the nine months ended September 30, 2014. The increase in operating profit for the three and nine months ended September 30, 2015 in the Studio segment was mainly the result of an increase in volume, net price realization from the prior year price increase and foreign exchange benefits.
Coverings:
Net sales for the three months ended September 30, 2015 for the Coverings segment were $27.8 million, a decrease of $1.4 million, or 4.9%, when compared to the three months ended September 30, 2014. Net sales for the nine months ended September 30, 2015 for the Coverings segment were $86.3 million, a decrease of $0.9 million, or 1.0%, when compared to the nine months ended September 30, 2014. On a constant currency basis, net sales decreased 4.0% and 0.1% for the three and nine months ended September 30, 2015. The decrease in sales for the three and nine months ended September 30, 2015 in the Coverings segment was attributable to lower leather sales to aviation and OEM suppliers, partially offset by strong growth in our felt and textiles businesses.
Operating profit for the three months ended September 30, 2015 for the Coverings segment was $6.3 million, an increase of $0.3 million, or 4.9%, when compared with the three months ended September 30, 2014. Operating profit for the nine months ended September 30, 2015 for the Coverings segment was $19.4 million, an increase of $1.9 million, or 10.6%, when compared to the nine months ended September 30, 2014. The increase in operating profit in the Coverings segment during the three and nine months ended September 30, 2015 was the result of the improvement of our textiles and felt business mix, foreign exchange benefits and operational efficiencies.  As a percentage of net sales, the Coverings segment operating profit was 22.5% for the three months ended September 30, 2015 compared to 20.4% for the three months ended September 30, 2014. As a percentage of net sales, the Coverings segment operating profit was 22.5% for the nine months ended September 30, 2015 compared to 20.1% for the nine months ended September 30, 2014.
Liquidity and Capital Resources
The following table highlights certain key cash flows and capital information pertinent to the discussion that follows:

	Nine Months Ended
	September 30, 2015	September 30, 2014
	(in thousands)
Cash provided by operating activities	$38,139	$64,716
Capital expenditures	(19,507)	(31,992)
Purchase of a business, net of cash acquired	—	(93,349)
Cash used in investing activities	(19,837)	(125,656)
Proceeds from revolving credit facility	230,000	692,000
Repayment of revolving credit facility	(230,500)	(603,500)
Payment of dividends	(17,194)	(17,015)
Proceeds from the issuance of common stock	5,247	2,788
Purchase of common stock for treasury	(7,478)	(6,412)
Contingent purchase price payment	(5,000)	—
Cash (used in) provided by financing activities	(23,985)	66,141

Historically, we have carried significant amounts of debt, and cash generated by operating activities has been used to fund working capital, capital expenditures, repurchase shares, pay quarterly dividends, and make payments of principal and interest on our indebtedness. Our capital expenditures are typically for new product tooling and manufacturing equipment. These capital expenditures support new products and continuous improvements in our manufacturing processes. In addition, continued expenditures related to our technology infrastructure upgrades with the implementation of a new enterprise resource planning system increased capital spending during the first nine months of 2015. Moreover, in February 2013, we announced a three-year plan of strategic investments and initiatives intended to enable us to achieve our longer-term revenue and profitability goals. These investments will increase capital spending in 2014 and 2015 when compared with periods prior to the launch of this program.

Year-to-date net cash provided by operations was $38.1 million, of which $67.1 million was provided by net earnings plus non-cash items, offset by $29.0 million of unfavorable changes in operating assets and liabilities.  For the nine months ended September 30, 2014, net cash provided by operations was $64.7 million, of which $51.4 million was provided by net income plus non-cash items in addition to $13.3 million of favorable changes in assets and liabilities.
For the nine months ended September 30, 2015, we used available cash, including $38.1 million of net cash from operating activities, to fund $19.5 million in capital expenditures, fund dividend payments to shareholders totaling $17.2 million, repurchase $7.5 million of common stock for treasury, and fund working capital. Total cash used in investing and financing activities for the nine months ended September 30, 2015 was $19.8 million and $24.0 million, respectively. For the nine months ended September 30, 2014, we used available cash, including $64.7 million of net cash from operating activities, to fund $32.0 million in capital expenditures, fund dividend payments to shareholders totaling $17.0 million, repurchase $6.4 million of common stock for treasury, and fund working capital. Total cash used in investing activities and provided by financing activities for the nine months ended September 30, 2014 was $125.7 million and $66.1 million, respectively.
We use our credit facility in the ordinary course of business to fund our working capital needs and, at times, make significant borrowings and repayments under the facility depending on our cash needs and availability at such time.  As of September 30, 2015 and December 31, 2014, there was $257.5 million and $258.0 million, respectively, outstanding under the credit facility.  Borrowings under the credit facility may be repaid at any time, but no later than May 2019.
Our credit facility requires that we comply with two financial covenants: our consolidated leverage ratio, defined as the ratio of total indebtedness to consolidated EBITDA (as defined in our credit agreement) and our consolidated interest coverage ratio, defined as the ratio of our consolidated EBITDA (as defined in our credit agreement) to our consolidated interest expense. Our leverage ratio cannot exceed 4.0 to 1.0 under our credit facility agreement. Our consolidated interest coverage ratio cannot be less than 3.0 to 1.0 as of the end of any fiscal quarter. We are also required to comply with various other affirmative and negative covenants including, without limitation, covenants that prevent or restrict our ability to pay dividends, engage in certain mergers or acquisitions, make certain investments or loans, incur future indebtedness, make significant capital expenditures, engage in sale-leaseback transactions, alter our capital structure or line of business, prepay subordinated indebtedness, engage in certain transactions with affiliates and sell stock or assets. Our leverage ratio was 1.99 and 2.41 for the periods ending September 30, 2015 and December 31, 2014, respectively.
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
Reconciliation of Non-GAAP Financial Measures
This item contains certain non-GAAP financial measures. A "non-GAAP financial measure" is defined as a numerical measure of a company's financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with U.S. generally accepted accounting principles ("GAAP") in the statements of operations, balance sheets, or statements of cash flow of the company. Pursuant to applicable reporting requirements, the company has provided reconciliations of non-GAAP financial measures to the most directly comparable

GAAP measure. The reconciliation of net sales to net sales, adjusted and the reconciliation of net earnings to adjusted EBITDA are provided below.
The non-GAAP financial measures presented within this item are net sales, adjusted (constant currency sales) and adjusted EBITDA. These non-GAAP measures are not indicators of our financial performance under GAAP and should not be considered as an alternative to the applicable GAAP measure. These non-GAAP measures have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. In addition, in evaluating these non-GAAP measures, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. Our presentation of these non-GAAP measures should not be construed as an inference that our future results will be unaffected by unusual or infrequent items. We compensate for these limitations by providing equal prominence of our GAAP results and using non-GAAP measures only supplementary. These non-GAAP financial measures, net sales, adjusted and adjusted EBITDA, are presented because management uses this information to monitor and evaluate financial results and trends. Therefore, management believes this information is also useful for investors.
The following tables reconcile net sales, adjusted to GAAP net sales for the periods indicated.

	Office	Studio	Coverings	Knoll, Inc.
Q3 2015 Net Sales	$160.8	$75.0	$27.8	$263.6
Currency translation effects (1)	1.3	2.7	0.3	4.3
Q3 2015 Net Sales, Adjusted	162.1	77.7	28.1	267.9
Q3 2014 Net Sales	166.8	72.2	29.3	268.3
Adjusted Growth / (Decline) $	$(4.7)	$5.5	$(1.2)	$(0.4)
Adjusted Growth / (Decline) %	(2.8)%	7.6%	(4.0)%	(0.2)%

	Office	Studio	Coverings	Knoll, Inc.
YTD Q3 2015 Net Sales	$489.4	$223.0	$86.3	$798.7
Currency translation effects (1)	3.5	9.9	0.8	14.2
YTD Q3 2015 Net Sales, Adjusted	492.9	232.9	87.1	812.9
YTD Q3 2014 Net Sales	472.0	204.7	87.2	763.8
Adjusted Growth / (Decline) $	$20.9	$28.2	$(0.1)	$49.1
Adjusted Growth / (Decline) %	4.4%	13.8%	(0.1)%	6.4%
(1) Currency translation effects represent the estimated net impact of translating current period sales using the average exchange rates applicable to the comparable prior year period.

The following table reconciles net earnings to adjusted EBITDA and computes our bank leverage calculations for the periods shown. The bank leverage calculation is in accordance with our Second Amended and Restated Credit Agreement dated May 20, 2014.

	December 31, 2014		March 31, 2015	June 30, 2015	September 30, 2015
	(in millions)
Debt Levels (1)	$275.5		$316.7	$290.7	$274.2
LTM Net Earnings	46.6		56.2	62.6	64.8
LTM Adjustments
Interest	6.7		6.9	6.8	6.6
Taxes	29.2		35.0	37.2	39.1
Depreciation and Amortization	20.0		20.6	21.1	21.2
Non-cash items and Other (2)	11.9		5.7	3.3	6.0
LTM Adjusted EBITDA	$114.4	(4)	$124.4	$131.0	$137.7
Bank Leverage Calculation (3)	2.41		2.55	2.22	1.99
(1) Outstanding debt levels include outstanding letters of credit and guarantee obligations. Excess cash over $15.0 million reduces outstanding debt per the terms of our credit facility, a copy of which was filed with the Securities and Exchange Commission on May 21, 2014.
(2) Non-cash items include, but are not limited to, a pension settlement and other postretirement benefit curtailment, stock-based compensation expenses, unrealized gains and losses on foreign exchange, and restructuring charges.
(3) Debt divided by LTM (Last Twelve Months) adjusted EBITDA, as calculated in accordance with our credit facility.
(4) Includes an annualized pro forma EBITDA for HOLLY HUNT®, which was acquired on February 3, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We provided a discussion of our market risk in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no substantive changes in our market risk described in our Annual Report on Form 10-K except for the items noted below.
During the normal course of business, we are routinely subjected to market risk associated with interest rate movements and foreign currency exchange rate movements. Interest rate risk arises from our debt obligations and foreign currency exchange rate risk arises from our non-U.S. operations and purchases of inventory from foreign suppliers.
We also have risk in our exposure to certain materials and transportation costs.  Steel, leather, textiles, wood products, and plastics are all used in the manufacture of our products. During the nine months ended September 30, 2015, we experienced an increase in material and transportation costs in comparison to the nine months ended September 30, 2014. We continue to work to offset price changes in raw materials and transportation through our global sourcing initiatives, cost improvements, and price increases to our products.
Interest Rate Risk
We have variable rate debt obligations that are denominated in U.S. dollars.  A change in interest rates impacts the interest incurred and cash paid on our variable rate debt obligations.
In the past, we have used interest rate swap agreements for other-than-trading purposes in order to manage our exposure to fluctuations in interest rates on our variable rate debt. Fluctuations in LIBOR affect both our net financial instrument position and the amount of cash to be paid or received by us, if any, under these agreements. Our annualized average rate of interest was 2.1% and 2.5% for the nine months ended September 30, 2015 and 2014, respectively.
Foreign Currency Exchange Rate Risk
We manufacture our products in the United States, Canada and Italy, and source and sell our products worldwide.  Our foreign sales and certain expenses are transacted in foreign currencies.  Our production costs, profit margins, and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold.  Additionally, as we report currency in the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar.  The principal foreign currencies in which we conduct business are the Canadian dollar and the Euro. For the nine months ended September 30, 2015 and 2014, approximately 11.2% and 11.7% of our revenues and 26.5% and 30.4% of our cost of goods sold, respectively, were denominated in currencies other than the U.S. dollar.  For the nine months ended September 30, 2015 and 2014, other (income) expense included foreign exchange gains of $8.7 million and $3.3 million, respectively.
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

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
We, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report (September 30, 2015) (“Disclosure Controls”). Disclosure controls and procedures include, without limitation, (i) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the material weakness in internal controls over financial reporting related to accounting for income taxes discussed below, management has concluded that our disclosure controls were not effective at a reasonable level of assurance as of September 30, 2015.
Changes in internal control over financial reporting
As previously disclosed in Item 9A of the 2014 Form 10-K, management had then concluded that there was a material weakness in internal controls over financial reporting related to accounting for income taxes. Remedial actions have been taken to improve internal controls over accounting for income taxes, including dedicating additional internal and external personnel resources with the appropriate level of proficiency to identify, evaluate, and review complex tax accounting matters; organizational structure changes, which better integrate the tax accounting and finance functions; enhancement of our processes and procedures for determining, documenting and calculating our income tax provision; and increasing the level of certain tax review activities during the financial statement close process.
When all remedial actions have been implemented and in operation for a sufficient period of time, these actions will be tested to determine whether the applicable controls are operating effectively. Management is focused on the remediation of the material weakness related to controls over the accounting for income taxes and expects the remediation efforts to be completed within the current fiscal year. However, there are no assurances that we will successfully remediate this material weakness within the anticipated time frame.
Therefore, management concluded that, as of September 30, 2015, there was a material weakness over financial reporting related to accounting for income taxes. Notwithstanding the identified material weakness, management believes the condensed consolidated financial statements included in this Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP. As such, except as noted in the preceding paragraphs, there has been no change in our internal control over financial reporting that occurred during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For the nine months ended September 30, 2015, there have been no new material legal proceedings or material changes in the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.
ITEM 1A. RISK FACTORS
For the nine months ended September 30, 2015, there have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS
Repurchases of Equity Securities
The following is a summary of share repurchase activity during the three months ended September 30, 2015.
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

Period	Total Number of Shares Purchased		Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2015 - July 31, 2015	24,724	(1)	$24.71	22,049	$32,352,413
August 1, 2015 - August 31, 2015	29,054		$24.00	29,054	$32,352,413
September 1, 2015 - September 30, 2015	4,496		$22.74	4,496	$32,352,413
Total	58,274			55,599
(1) In July 2015, 8,333 shares of outstanding restricted stock vested. Concurrent with the vesting, 2,675 shares were forfeited by the holders of the restricted shares to cover applicable taxes paid on the holders' behalf by the Company.
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
(3) Purchased under the Options Proceeds Program.

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

* The Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOLL, INC.
(Registrant)

Date:	November 9, 2015
	By:	/s/ Andrew B. Cogan
Andrew B. Cogan
Chief Executive Officer

Date:	November 9, 2015
	By:	/s/ Craig B. Spray
Craig B. Spray
Chief Financial Officer
(Chief Accounting Officer)