Form 10-K
period 2015-12-31
KNOLL INC
filed 2016-02-29
CIK 1011570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐    No ☒
As of June 30, 2015, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $1,156,000,000 based on the closing sale price as reported on the New York Stock Exchange.
As of February 26, 2016, there were 49,116,313 shares (including 1,288,234 shares of non-voting restricted shares) of the Registrant's common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement for its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this report on Form 10-K to the extent stated therein.

PART I
ITEM 1. BUSINESS
General
We are a leading designer and manufacturer of furnishings, textiles and fine leathers for the workplace and home. For over a decade, we have been building a constellation of high design, high margin businesses with a diversified design-driven product portfolio and flexible business model that can perform in various business cycles. Our commitment to innovation and modern design has yielded a comprehensive portfolio of products designed to help clients create inspired workplaces and residential settings. We provide enduring value as we help clients shape their workplaces and homes with imagination and vision. Our products are recognized for high quality and a sophisticated image and are targeted at the middle to upper end of the market. We sell our products primarily through a direct sales force, showrooms, and a broad network of independent dealers.
For 77 years, our clients have come to us for help, knowledge and products to create inspired interiors. We have a history and reputation for design leadership, quality and innovation in both the contract and residential markets. We continue our relentless focus on providing solutions for these two clear segments. This strategy has and will continue to substantively diversify our sources of revenues and profits. Since our founding, we have been recognized worldwide as a design leader within our industry. Our products are exhibited in major art museums worldwide, including more than 50 pieces in the permanent Design Collection of The Museum of Modern Art in New York. In 2011, we were honored to receive the Smithsonian Museum's Cooper-Hewitt National Design Award for Corporate and Institutional Achievement, celebrating our design legacy.
We manage our business through three reporting segments: Office, Studio and Coverings. The Office segment includes systems, seating, storage, tables, desks and KnollExtra® ergonomic accessories as well as the international sales of our North American Office products. The Studio segment includes our KnollStudio® division, the Company's European subsidiaries which primarily sell KnollStudio products, Richard Schultz® Design and, as of February 3, 2014, Holly Hunt Enterprises, Inc. The KnollStudio portfolio includes a range of lounge seating, side, café and dining chairs, barstools as well as conference, dining and occasional tables. Richard Schultz® Design provides high-quality outdoor furniture. Known for style and quality, HOLLY HUNT® produces and showcases custom made product including indoor and outdoor furniture, lighting, rugs, textiles and leathers. The Coverings segment includes KnollTextiles®, Spinneybeck® (including Filzfelt®), and Edelman® Leather. These businesses serve a wide range of customers offering high-quality textiles, felt, and leather. When we refer to our “specialty” products or businesses in this report, we are referring to our Studio and Coverings segments. See below for a further discussion of the individual businesses within each segment. For further information regarding our segments, see Note 18 in the accompanying financial statements.
In 2015, we continued our focus on maximizing profitability in our Office segment. As part of that focus we concentrated efforts in increasing productivity in our sales force through modernization of our system and technology resources, and with continuous efforts to transform and modernize our supply chain. By emphasizing these initiatives, we believe we can maximize our profitability through increased productivity, enhanced customer experience, material cost savings, reduced labor costs, and footprint efficiency. In 2014, we furthered our strategic ambition to expand our position in the high-design, high-margin residential space with the acquisition of Holly Hunt Enterprises. HOLLY HUNT is a premier high design residential showroom resource and provider of furnishings, lighting, textiles and leathers for architects and interior designers. In 2015, Holly Hunt continued to be financially accretive to our earnings, exceeding expectations through strong organic growth.
Our design excellence is complemented by a management philosophy that fosters a strong collaborative culture, client-driven processes and a lean, agile operating structure.
All trademarks used in this annual report on Form 10-K that are not owned by us or our affiliates are the property of their respective owners.
Products
We offer a comprehensive and expanding portfolio of high-quality furniture, textiles and leathers across five product categories: (i) office systems, which are typically modular and movable workspaces with functionally integrated panels or table desks, worksurfaces, pedestals and other storage units, power and data systems and lighting; (ii) office seating; (iii) files and storage; (iv) desks, casegoods and tables; and (v) specialty products, including high-image side chairs, sofas, desks and tables for the office and home, textiles, accessories, leathers, designer felt and related products. Historically, we have derived most of our revenues from office systems and from specialty products including our KnollStudio collection of signature design classics furnishings, KnollTextiles fabrics, Spinneybeck leathers, and Edelman leathers. However, in recent years, we have significantly expanded our product offerings in seating, files and storage, casegoods and tables and have reduced our dependence on office systems by further growing our specialty businesses, which includes the addition of HOLLY HUNT product offerings.

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
Systems furniture consists principally of functionally integrated panels or table desks, worksurfaces, pedestal and other storage units, power and data systems and lighting. These components are combined to create flexible, space-efficient work environments that can be moved, re-configured and re-used. Clients, often working with architects and designers, have the opportunity to select from a wide selection of laminates, paints, veneers and textiles to design workspaces appropriate to their organization's personality. Our systems furniture product development strategy generally aims to insure that product line enhancements can be added to clients' existing installations and integrate with other Knoll product lines, maximizing the value of the clients' investments in Knoll systems products over the long-term.
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
AutoStrada®
Introduced in 2004, AutoStrada is one of the most comprehensive office concepts that we have developed. AutoStrada provides aesthetic and functional alternatives to traditional panel-based and desk-based systems furniture with four planning models that combine high-performance furniture with the look of custom millwork. The AutoStrada spine-based, storage-based, wall-based and collaborative/open table planning models leverage a consistent design aesthetic to create a distinctively modern aesthetic in both open plan and private office environments. Whether an office requires a high-performance open-plan system, architectural casegoods, progressive private office furniture or a collaborative “big table” concept, AutoStrada provides a solution. In 2004, AutoStrada received a silver Best of NeoCon® award.

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
Pixel™
In 2015, we introduced, Pixel™, a comprehensive collection of flexible, architecturally-inspired meeting tables designed so people can think, learn and work with ease. Pixel features the intuitive Pixel Connect system and a patent-pending flip mechanism that makes it simple to attach, separate and nest tables for a virtually limitless range of meeting and training applications. The introduction of Pixel received 2015 Best of Neocon Gold for tables: training and work.
With five base options that support a variety of electrical modules, Pixel can be used independently or ganged together. It is designed for a multitude of environments, including training, team meeting, office and conference spaces. Pixel allows you to access power wherever you need it, offering a range of electrical options including drop-in, edge mount and trough mount units, both cordset and hard-wired. In addition, the innovative Pixel Link system makes it easy to daisy chain multiple power centers together.
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
The Office segment accounted for approximately 62.2% of our sales in 2015, 62.5% of our sales in 2014, and 69.5% of our sales in 2013.
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
KnollStudio has a long history of working with celebrated architects and designers from around the world, including Ludwig Mies van der Rohe, Marcel Breuer, Harry Bertoia, Eero Saarinen, Isamu Noguchi, Warren Platner, Frank Gehry, Maya Lin, Jens Risom, Kazuhide Takahama, and Ross Lovegrove. In addition, KnollStudio manufactures a collection of original furniture designs by Florence Knoll.
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
In 2004, KnollStudio established Knoll Space as a formalized sales program for the retail market, making it easier for consumers to bring the best of Knoll furnishings into their home and home office. The program consists of independent specialty retailers and e-tailers nationwide that sell our iconic modern classics and selected contemporary designs as well as selected products with crossover home office appeal. Through this program, we sell our KnollStudio and other selected Knoll products through approximately 52 retailers, with an aggregate of over 90 locations in the United States and Canada.

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
The Studio segment accounted for approximately 27.5% of our sales in 2015, 26.6% of our sales in 2014, and 17.9% of our sales in 2013.
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
The Coverings segment accounted for approximately 10.3% of our sales in 2015, 10.9% of our sales in 2014, and 12.6% of our sales in 2013.

Product Design and Development
Our design philosophy reflects a historical commitment to partnering with preeminent industrial designers and architects to commercialize products that meet evolving workplace and residential needs. By combining designers' creative vision with our commitment to innovative materials and technologically advanced processes, we continue to cultivate brand loyalty among target clients. Our enviable history of nurturing design provides for relationships that attract the world's leading designers. In addition, these collaborations are consistent with our commitment to a lean organization and incentive-based compensation, by utilizing a variable royalty-based fee as opposed to the fixed costs typically associated with a larger in-house design staff.
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
Research and development expenses, which are expensed as incurred, were $20.7 million for 2015, $19.2 million for 2014, and $17.8 million for 2013.
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
Our clients are typically Fortune 1000 companies, governmental agencies and other medium-to-large sized organizations in a variety of industries including financial, legal, accounting, education, healthcare and hospitality. Our Coverings segment also markets and sells products to private aviation, marine and luxury coach industries. Our direct sales force and independent dealers in North America work in close partnership with clients and design professionals to specify distinctive work environments. Our direct sales representatives, in conjunction with the independent dealers, sell to and call directly on key clients. Our independent dealers also call on many other medium and small sized clients to provide seamless sales support and client service. We have an over $11.1 billion installed base of office systems, which provides a strong platform for recurring and add-on sales. “Installed base” refers to the amount of office systems product we have sold in North America during the previous fifteen years.
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
In addition to coordinating sales efforts with the sales representatives, our dealers generally handle project management, installation and maintenance for client accounts after the initial product selection and sale. Although many of these dealerships also carry products of other manufacturers, they have agreed not to act as dealers for our principal direct competitors. We have not experienced significant dealer turnover. Our dealers' substantial commitment to understanding our product lines, and their strong relationships with us, serve to discourage dealers from changing vendor affiliations. We are not significantly dependent on any one dealer, the largest of which accounted for approximately 3.5%, 4.3%, and 6.6%, of our North American sales in 2015, 2014, and 2013, respectively.
As part of our commitment to building relationships with our dealers, we introduced the Knoll Essentials program in January 2004. Knoll Essentials is a catalog program developed in response to dealer requests for a consolidated, user-friendly selling tool for day-to-day systems, seating, storage, and accessory products. The Knoll Essentials program includes dealer incentives to sell our products. We also employ a dedicated team of dealer sales representatives to work with our dealerships.

Sales to U.S., state and local government agencies aggregated approximately 10.0% of our consolidated sales in 2015. The U.S. government typically can terminate or modify any of its contracts with us either for its convenience or if we default by failing to perform under the terms of the applicable contract.
Manufacturing and Operations
Our East Greenville, Pennsylvania site manufactures Office, Studio and Textiles products. HOLLY HUNT's operations are primarily located in Chicago, Illinois. The operations for our two leather businesses, Spinneybeck and Edelman, are located in Getzville, New York and New Milford, Connecticut, respectively. Textiles are also warehoused at our East Greenville, Pennsylvania site. East Greenville, Pennsylvania, Chicago, Illinois, Dallas, Texas, and Foligno and Graffignana, Italy locations supply our Studio products. Our locations at Grand Rapids, Michigan, Muskegon, Michigan, and Toronto, Canada also manufacture Office products. We manufacture and assemble products to specific customer order and operate all facilities under a philosophy of continuous improvement, lean manufacturing and efficient asset utilization.
In 2010, we initiated a plan to better utilize our North American manufacturing capacity, eliminate duplication of capabilities, and reduce associated costs. We continue to look for ways to ensure that our manufacturing capabilities match our supply chain strategy providing the most value for Knoll. In 2013, our supply chain team continued its lean journey by launching a comprehensive transformation strategy designed to make our supply chain operations more efficient, flexible and competitive. State of the art veneering and laminate worksurface manufacturing equipment were installed at East Greenville and Toronto manufacturing sites. In 2015, we continued to execute our plan by adding capital at all Office North American manufacturing locations. During 2015, the focus shifted toward optimizing our plan processes to improve manufacturing efficiencies. These projects improved customer responsiveness, quality and significantly improve productivity.
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
In 2009, our East Greenville location recertified its “Star” rating under the Occupational Safety and Health Administration's (OSHA) Voluntary Protection Program (VPP). A Star rating is the highest rating a company can obtain in OSHA's premier partnership program. To achieve this rating, our East Greenville site had to demonstrate a comprehensive safety and health process with strong management leadership, include all employees as active participants, and ensure an injury rate substantially below the average for the industry. The Star rating allows us to join an elite and exclusive group of less than 2,500 companies nationwide that have demonstrated the dedication and commitment to safety.
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
Competition
The markets in which we compete are highly competitive. We compete on the basis of (i) product design, including performance, ergonomic and aesthetic features; (ii) product quality and durability; (iii) relationships with clients, architects and designers; (iv) strength of dealer and distributor network; (v) on-time delivery and service performance; (vi) commitment to environmental standards by offering products that help clients achieve LEED® certified facilities and minimize environmental impact; and (vii) price. We estimate that our Office segment had an approximate 6.7% market share in the U.S. office furniture market in 2015 and 2014, respectively.

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
Patents and Trademarks
We consider securing and protecting our intellectual property rights to be important to the business. We own approximately 51 active U.S. utility patents on various components used in our products and systems and approximately 89 active U.S. design patents. We also own approximately 403 patents in various foreign countries. The scope and duration of our patent protection varies throughout the world by jurisdiction and by individual product. In particular, patents for individual products extend for varying periods of time according to the date a patent application is filed, the date a patent is granted and the term of patent protection available in the jurisdiction granting the patent (generally 20 years from the date of filing in the U.S., for example). We believe that the duration of the applicable patents we are granted is adequate relative to the expected lives of our products. We own approximately 83 trademark registrations in the U.S., including registrations to the following trademarks, as well as related stylized depictions of the Knoll word mark: Knoll®, KnollExtra®, Knoll Luxe®, KnollStudio®, KnollTextiles®, Good Design Is Good Business®, Antenna®, Autostrada®, Calibre®, Currents®, Dividends®, Edelman® Leather, Modern Always®, Propeller®, Reff®, RPM®, Sapper XYZ®, Spinneybeck® Leather, Toboggan®, Generation by Knoll®, Regeneration by Knoll®, MultiGeneration by Knoll®, and HOLLY HUNT®. We also own approximately 279 trademarks registered in foreign countries. The scope and duration of our trademark protection varies throughout the world, with some countries protecting trademarks only as long as the mark is used, and others requiring registration of the mark and the payment of registration (generally ten years from the date of filing in the U.S., for example). In order to protect the indefinite duration, we make filings to continue registration of our trademarks.
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

	United States	Canada	Europe	Consolidated
	(in thousands)
2015
Sales	$979,221	$36,163	$89,058	$1,104,442
Property, plant, and equipment, net	137,863	20,919	13,360	172,142
2014
Sales	$928,733	$32,811	$88,750	$1,050,294
Property, plant, and equipment, net	123,821	25,669	15,529	165,019
2013
Sales	$752,347	$36,240	$73,665	$862,252
Property, plant, and equipment, net	94,896	27,938	15,059	137,893

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
We have been identified as a potentially responsible party pursuant to the Comprehensive Environmental Response Compensation and Liability Act, or “CERCLA,” for remediation costs associated with waste disposal sites previously used by us. CERCLA can impose liability for costs to investigate and remediate contamination without regard to fault or the legality of disposal and, under certain circumstances, liability may be joint and several resulting in one responsible party being held responsible for the entire obligation. Liability may also include damages for harm to natural resources. The remediation costs and our allocated share at some of these CERCLA sites are unknown. We may also be subject to claims for personal injury or contribution relating to CERCLA sites. We reserve amounts for such matters when expenditures are probable and reasonably estimable.
Employees
As of December 31, 2015, we employed a total of 3,386 people, consisting of 1,841 hourly and 1,545 salaried employees. The Grand Rapids, Michigan plant is the only unionized plant within North America and has an agreement with the Carpenters Union, Local 1615, of the United Brotherhood of Carpenters and Joiners of America, Affiliate of the Carpenters Industrial Council (the “Union”), covering approximately 200 hourly employees. The Collective Bargaining Agreement was entered into on May 1, 2015 and expires April 28, 2018. From time to time, there have been unsuccessful efforts to unionize at our other North American locations. We believe that relations with our employees are good. Nonetheless, it is possible that our employees may continue attempts to unionize. Certain workers in the facilities in Italy are also represented by unions.
Available Information
Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are made available free of charge through the “Investor Relations” section of our website at www.knoll.com, as soon as practicable after such material is electronically filed with or furnished to the U.S. Securities and Exchange Commission.

ITEM 1A.    RISK FACTORS
RISK FACTORS
Risks Related to our Business
Our product sales are tied to corporate spending and service-sector employment, which are outside of our control. Our sales and/or growth in sales would be adversely affected by a recessionary economy characterized by decreased corporate spending and service-sector employment.
Our sales are significantly impacted by the level of corporate spending primarily in North America, which, in turn, is a function of the general economic environment. In a recessionary economy, business confidence, service-sector employment, corporate cash flows and non-residential commercial construction decrease, which typically leads to a decrease in demand for furniture and our other products. In addition, a recessionary economy may also result in saturation of the market by “just new” used office systems, leading to a decrease in demand for new office systems furniture. Sales of office systems, which have historically accounted for almost half of our revenues, represent longer term and higher cost investments for our clients. As a result, sales of office systems are more severely impacted by decreases in corporate spending than sales of coverings, studio products, seating, files and storage and casegoods, and demand for office systems typically takes longer to respond to an economic recovery.
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
The success of our business is highly dependent upon our ability to attract and retain qualified employees and upon the ability of our senior management and other key employees to implement our business strategy. We believe there are only a limited number of qualified executives in the industry in which we compete. We rely substantially upon the services of Andrew B. Cogan, our Chief Executive Officer. The loss of the services of Mr. Cogan or other key members of our management team could seriously harm our efforts to successfully implement our business strategy.
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
We rely on a network of independent dealers for the joint marketing of our products to small and mid-sized accounts, and to assist us in the marketing of our products to large accounts, particularly in the Office segment. We also rely upon these dealers to provide a variety of important specification, installation and after-market services to our clients. Our dealers operate, generally, under short-term, non-exclusive agreements. There is nothing to prevent our dealers from terminating their relationships with us. In addition, individual dealers may not continue to be viable and profitable and may suffer from the lack of available credit. While we are not significantly dependent on any single dealer, our largest dealer accounted for 3.5% of our North American sales in 2015, and if dealers go out of business or are restructured, we may suffer losses because they may not be able to pay us for products previously delivered to them. The loss of a dealer relationship could also negatively affect our ability to maintain market share in the affected geographic market and to compete for and service clients in that market until a new dealer relationship is established. Establishing a viable dealer in a market can take a significant amount of time and resources. The loss or termination of a significant dealer or a significant number of dealer relationships could cause significant difficulties for us in marketing and distributing our products, resulting in a decline in our sales.
Currently, one of our largest clients is the U.S. government, a relationship that is subject to uncertain future funding levels and federal procurement laws and requires restrictive contract terms; any of these factors could curtail current or future business.
For the year ended December 31, 2015, we derived approximately 10.0% of our revenue from sales to U.S., state and local government agencies. Our ability to compete successfully for and retain business with the U.S. government is highly dependent on cost-effective performance and compliance with complex procurement laws. Historically, federal procurement laws required government agencies to purchase furniture products from Federal Prison Industries, Incorporated. If these or similar laws would be re-instituted, it would make it more difficult for us to sell our furniture to agencies and departments of the U.S. government.

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
As of December 31, 2015, we had total consolidated outstanding debt of approximately $222.0 million under our credit facility.
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
At December 31, 2015, if we were to borrow the maximum available to us under our credit facility and those of our foreign subsidiaries, we would have total consolidated outstanding debt of approximately $494.2 million. The high level of our indebtedness could have important consequences to holders of our common stock, given that:
•a substantial portion of our cash flow from operations must be dedicated to fund scheduled payments of principal and debt service and will not be available for other purposes;
•our ability to obtain additional debt financing in the future for working capital, capital expenditures, research and development or acquisitions may be limited by the terms of our credit facility; and
•the terms of our credit facility also impose other operating and financial restrictions on us, which could limit our flexibility in reacting to changes in our industry or in economic conditions generally.
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
We attempt to protect our intellectual property rights, both in the United States and in foreign countries, through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements and third-party nondisclosure and assignment agreements. Because of the differences in foreign trademark, copyright, patent and other laws concerning proprietary rights, our intellectual property rights do not generally receive the same degree of protection in foreign countries as they do in the United States. In some parts of the world, we have limited protections, if any, for our intellectual property. Our ability to compete effectively with our competitors depends, to a significant extent, on our ability to maintain the proprietary nature of our intellectual property. The degree of protection offered by the claims of the various patents, copyrights, trademarks and service marks may not be broad enough to provide significant proprietary protection or competitive advantages to us, and patents, copyrights, trademarks or service marks may not be issued on our pending or contemplated applications. In addition, not all of our products are covered by patents or similar intellectual property protections. It is also possible that our patents, copyrights, trademarks and service marks may be challenged, invalidated, canceled, narrowed or circumvented.
In the past, certain of our products have been copied and sold by others. We try to enforce our intellectual property rights, but we have to make choices about where and how we pursue enforcement and where we seek and maintain intellectual property protection. In many cases, the cost of enforcing our rights is substantial, and we may determine that the costs of enforcement outweigh the potential benefits. If we are unable to maintain the proprietary nature of our intellectual property with respect to our significant current or proposed products, our competitors may be able to sell copies of our products, which could adversely affect our ability to sell our original products and could also result in competitive pricing pressures, which may negatively affect our profitability.
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
Certain of our employees located in Grand Rapids, Michigan and Italy are represented by unions. The collective bargaining agreement for our Grand Rapids location expires April 28, 2018. We have also had attempts to unionize our other North American manufacturing locations, which to date have been unsuccessful. We have experienced a number of brief work stoppages at our facilities in Italy as a result of national and local issues. While we believe that we have good relations with our workforce, we may experience work stoppages or other labor problems in the future, and further unionization efforts may be successful. Any prolonged work stoppage could have an adverse effect on our reputation, our vendor relations and our dealership network. Moreover, because substantially all of our products are manufactured to order, we do not carry finished goods inventory that could mitigate the effects of a prolonged work stoppage.
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
In the future, any foreign currency appreciation relative to the U.S. dollar would increase our expenses that are denominated in that currency. Additionally, as we report currency in the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the Canadian dollar and the Euro. Approximately 11.6% of our revenues in 2015 and 26.1% of our cost of goods sold in 2015 were denominated in currencies other than the U.S. dollar. From time to time, we review our foreign currency exposure and evaluate whether we should hedge our exposure.

Pension costs or funding requirements could increase at a higher-than-anticipated rate.
We administer two defined benefit pension plans, which hold significant amounts of equity securities. Changes in interest rates or other plan assumptions or in the market value of plan assets could affect the funded status of our pension plans. This could cause volatility in our benefits costs which could increase future funding requirements of our pension plans and have a negative impact on our results of operations, financial condition and cash flows. Our future funding obligations also are affected by the Pension Protection Act of 2006 (“PPA”), which established certain required funding targets. Volatility in the economic environment and/or a decline in the equity markets could cause the value of investment assets held by our pension plans to decline. As a result, we may be required to increase the amount of our cash contributions to our pension plans in order to meet the funding level requirements of the PPA.
If we fail to protect the integrity and security of our information technology systems and confidential information, it could adversely affect our business.
We rely upon information technology networks and systems to process, transmit and store electronic information, and to manage numerous aspects of our business and provide information to management. We also receive certain customer-specific data, including credit card information, in connection with orders placed through our various businesses, including our e-commerce websites and our retail store. The secure operation of these information technology systems, and the processing and maintenance of this information, is critical to our business operations and strategy. These systems are vulnerable to, among other things, damage and interruption from power loss or natural disasters, computer system and network failures, loss of telecommunications services, physical and electronic loss of data, security breaches, hackers and employee misuse. We may face unauthorized attempts by hackers seeking to harm us or, as a result of industrial espionage, to penetrate our network security and gain access to our systems, steal intellectual or other proprietary data, including design, sales or personally identifiable information, introduce malicious software or interrupt our internal systems, manufacturing or distribution. Though we attempt to prevent and detect these incidents, we may not be successful. Any disruption of our information technology systems, or access to or disclosure of information stored in or transmitted by our systems, could result in legal claims and damages, loss of intellectual property or other proprietary information (including customer data), disrupt operations, result in competitive disadvantage and damage our reputation, which could adversely affect our business and results of operations.
In addition, states and the federal government are increasingly enacting laws and regulations to protect consumers against identity theft. Also, as our business expands globally, we are subject to data privacy and other similar laws in various foreign jurisdictions. If we are the target of a cybersecurity attack resulting in unauthorized disclosure of our customer data, we may be required to undertake costly notification procedures. Compliance with these laws will likely increase the costs of doing business. Further, if we fail to implement appropriate safeguards or to detect and provide prompt notice of unauthorized access as required by some of these laws, we could be subject to potential claims for damages and other remedies, which could harm our business.
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
One of our key operating strategies is to selectively pursue acquisitions. We have made a number of acquisitions in the past and we expect that a portion of our future growth may come from such transactions. We evaluate potential acquisitions on an ongoing basis. However, we may not be able to identify suitable acquisition candidates at prices we consider attractive. Further, our ability to successfully integrate acquired businesses could be negatively impaired because of difficulties, costs and delays that may include:
•Negative impacts on employee morale and performance as a result of job changes and reassignments;

•	Unforeseen difficulties, costs or complications in integrating the companies' operations, which could lead to us not achieving the synergies we anticipate;
•Unanticipated incompatibility of systems and operating methods;

•	Resolving possible inconsistencies in standards, controls, procedures and policies, business cultures and compensation structures;

•The diversion of management's attention from ongoing business concerns and other strategic opportunities;
•Unforeseen difficulties in operating acquired business in parallel with similar businesses that we operated previously;
•Unforeseen difficulties in operating businesses we have not operated before;
•Unanticipated difficulty of integrating multiple acquired businesses simultaneously;
•The retention of key employees and management of acquired businesses;
•The coordination of geographically separate organizations;
•The coordination and consolidation of ongoing and future research and development efforts; and
•Possible tax costs or inefficiencies associated with integrating the operations of a combined company.
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
In the beginning of 2013, we announced the implementation of an aggressive program of strategic investments and multi-year initiatives intended to enable us to achieve our operating goals of over $1.0 billion in annual revenues and over 12% operating profit margins. These initiatives required the company to make significant investments in 2013, 2014 and 2015, in an effort to drive our longer-term revenue and profitability goals. We may not be successful in the implementation of these initiatives and we may experience delays, increased costs and other difficulties and never achieve our revenue growth or profit goals, or achieve them later than currently planned. Any delays or failures in the implementation or success of these initiatives could have a negative impact on our financial position and results of operations.
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
•our announcements or our competitors' announcements of new products;

•the public's reaction to our press releases, our other public announcements and our filings with the SEC;
•strategic actions by us or our competitors, such as acquisitions, joint ventures, strategic investments, or restructurings;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•changes in accounting standards, policies, guidance, interpretations or principles;
•changes in our growth rates or our competitors' growth rates;
•our inability to raise additional capital;

•
conditions of the office furniture industry as a result of changes in financial markets or general economic conditions, including those resulting from war, incidents of terrorism and responses to such events;

•sales of common stock by us or members of our management team; and

•	changes in stock market analyst recommendations or earnings estimates regarding our common stock, other comparable companies or our industry generally.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None
ITEM 2.    PROPERTIES
We operate over 3,896,000 square feet of facilities, including manufacturing plants, warehouses and sales offices. Of these facilities, we own approximately 2,418,000 square feet and lease approximately 1,478,000 square feet. Our manufacturing plants are located in East Greenville, Pennsylvania, Grand Rapids and Muskegon, Michigan, Chicago, Illinois, Dallas, Texas, Toronto, Canada, and Foligno and Graffignana, Italy. The location, square footage, and use of the facilities as of December 31, 2015 are shown below.

Owned Locations	Square Footage		Use	Operating Segment
East Greenville, Pennsylvania	735,000	(1)	Corporate Headquarters, Manufacturing, Warehouses, and Administration	Office, Studio and Coverings
Grand Rapids, Michigan	534,000	(1)	Manufacturing, Distribution, and Administration	Office
Toronto, Canada	408,000		Manufacturing, Distribution, Warehouses, and Administration	Office
Muskegon, Michigan	367,000	(1)	Manufacturing and Administration	Office
Foligno, Italy	259,000		Manufacturing, Distribution, Warehouses, and Administration	Studio
Graffignana, Italy	108,000		Manufacturing, Distribution, Warehouses, and Administration	Studio
Paris, France	7,000		Sales Offices	Studio

Leased Locations	Square Footage	Use	Operating Segment
Allentown, Pennsylvania	290,000	Warehouse, Distribution	Office and Studio
Bedford Park, Illinois	135,000	Warehouse, Distribution (Holly Hunt Enterprises)	Studio
Muskegon, Michigan	105,000	Manufacturing	Office
Toronto, Canada	194,000	Manufacturing, Warehouses, Distribution and Administration	Office
New Milford, Connecticut	55,000	Manufacturing and Administration (Edelman Leather)	Coverings
East Greenville, Pennsylvania	40,000	Warehouses, Distribution	Office and Studio
Knoll, Europe—various locations	40,000	Sales Offices, Administration, and Warehouses	Studio
Chicago, Illinois	34,000	Warehouse, Distribution (Holly Hunt Enterprises)	Studio
Getzville, New York	36,000	Manufacturing and Administration (Spinneybeck)	Coverings
Dallas, Texas	30,000	Warehouse, Distribution (Holly Hunt Enterprises)	Studio
Chicago, Illinois	23,000	Administration (Holly Hunt Enterprises)	Studio
Miscellaneous Showrooms	496,000	Sales Offices	Office, Studio, and Coverings
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

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Dividend Policy
Our common stock has been listed on the New York Stock Exchange (“NYSE”) since December 14, 2004, the date of our initial public offering, under the symbol “KNL.” As of December 31, 2015, there were approximately 105 stockholders of record of our common stock.
The following table sets forth, for the periods indicated, high and low sales prices for the common stock as reported by the NYSE.

	High	Low
Fiscal year ended December 31, 2015
First quarter	$23.53	$19.20
Second quarter	$26.06	$22.00
Third quarter	$25.49	$21.81
Fourth quarter	$24.87	$18.29

	High	Low
Fiscal year ended December 31, 2014
First quarter	$18.28	$14.54
Second quarter	$20.10	$16.21
Third quarter	$19.22	$16.45
Fourth quarter	$21.88	$16.52
We declared and paid cash dividends of $0.51 and $0.48 per share for the years ended December 31, 2015 and 2014, respectively. On February 9, 2016, our board of directors declared a cash dividend of $0.15 per share on our common stock payable on March 31, 2016 to shareholders of record on March 15, 2016. The declaration and payment of future dividends is subject to the discretion of our board of directors and depends on various factors, including our net income, financial condition, cash requirements and future prospects and other factors deemed relevant by our board of directors. Our credit facility imposes restrictions on our ability to pay dividends, and thus our ability to pay dividends on our common stock will depend upon, among other things, our level of indebtedness at the time of the proposed dividend and whether we are in default under any of our debt obligations. Our ability to pay dividends will also depend on the requirements of any future financing agreements to which we may be a party. Our board of directors intends to evaluate our dividend policy quarterly in reference to these factors.
Performance Graph
The following line graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the Standard & Poor's 500 Stock Index and with the cumulative total return of a peer group of companies selected by us for the period commencing on December 31, 2010 and ending on December 31, 2015. Our share price at the beginning of the measurement period is $16.73 per share. The graph and table assume that $100 was invested on December 31, 2010 in each of our common stock, the stock of our peer group, and the S&P 500 Index, and that all dividends were reinvested. Cumulative total stockholder returns for our common stock, the S&P 500 Index, and the stock of our peer group are based on our fiscal year. Our peer group is made up of seven publicly-held companies, Herman Miller, Inc., Steelcase, Inc., HNI Corp, Kimball International Inc., Interface Inc., Movado Group Inc. and Tumi Holdings Inc. The stock performance on the graph below does not necessarily indicate future price performance.

$100 invested on 12/31/10 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	12/10	12/11	12/12	12/13	12/14	12/15
Knoll, Inc.	100.00	90.85	96.88	118.99	141.31	128.50
S&P 500	100.00	102.08	118.39	156.70	178.10	180.56
Peer Group	100.00	84.70	126.17	176.24	155.51	134.65
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

Issuer Purchases of Equity Securities
The following is a summary of share repurchase activity during the three months ended December 31, 2015.
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

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
October 1, 2015 - October 31, 2015	28,869	(2)	$23.62	—		$32,352,413
November 1, 2015 - November 30, 2015	7,887	(2)	$21.36	4,194	(3)	$32,352,413
December 1, 2015 - December 31, 2015	17,991		$21.83	17,991	(3)	$32,352,413
Total	54,747			22,185
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
(2) In October and November 2015, 71,667 and 11,250 shares of outstanding restricted stock vested, respectively. Concurrently with the vestings, 28,869 and 3,693 shares, respectively were forfeited by the holders of the restricted shares to cover applicable taxes paid on the holders' behalf by the Company.
(3) These shares were purchased under the Options Proceeds Program.
ITEM 6.    SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes included elsewhere in this Form 10-K. The selected consolidated financial data for the years ended December 31, 2013, 2014 and 2015 and as of December 31, 2014 and 2015 are derived from our audited financial statements included elsewhere in this Form 10-K. The selected consolidated financial data for the years ended December 31, 2011 and 2012 and as of December 31, 2011, 2012 and 2013 are derived from our audited financial statements not included in this Form 10-K.

	Consolidated Statements of Operations and Comprehensive Income Data
	Years Ended December 31,
	(dollars in thousands, except per share data)
	2011	2012	2013	2014	2015
Sales	$918,822	$898,496	$862,252	$1,050,294	$1,104,442
Cost of sales	626,352	600,602	581,920	678,609	692,310
Gross profit	292,470	297,894	280,332	371,685	412,132
Selling, general and administrative expenses	203,009	206,422	224,915	286,801	299,476
Restructuring and other charges	696	—	5,104	1,532	896
Intangible asset impairment charges	—	—	8,900	—	10,650
Pension settlement and OPEB curtailment	(5,445)	—	—	6,509	—
Operating profit	94,210	91,472	41,413	76,843	101,110
Interest expense	9,753	6,350	5,941	7,378	6,865
Other (income) expense, net	(3,108)	3,215	(3,430)	(6,285)	(9,174)
Income before income tax expense	87,565	81,907	38,902	75,750	103,419
Income tax expense	31,245	30,384	15,718	29,165	37,471
Net earnings	$56,320	$51,523	$23,184	$46,585	$65,948
Net earnings attributable to Knoll, Inc. stockholders	$56,320	$51,523	$23,184	$46,596	$65,963
Per Share Data:
Earnings per share:
Basic	$1.22	$1.10	$0.49	$0.98	$1.38
Diluted	$1.20	$1.09	$0.49	$0.97	$1.36
Cash dividends declared per share:	$0.36	$0.44	$0.48	$0.48	$0.51
Weighted-average shares of common stock outstanding:
Basic	46,249,571	46,634,834	46,916,845	47,346,532	47,746,707
Diluted	46,835,712	47,059,186	47,659,418	48,068,249	48,438,231

	Consolidated Balance Sheet Data:
	As of December 31,
	2011	2012	2013	2014	2015
	(in thousands)
Working capital	$79,641	$83,129	$66,827	$80,045	$92,732
Total assets	686,187	695,873	675,762	868,943	856,085
Total long-term debt, including current portion	212,000	193,000	173,000	258,000	222,000
Total liabilities	527,558	513,559	451,935	665,725	600,611
Total equity	158,629	182,314	223,827	213,218	255,474

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's discussion and analysis of financial condition and results of operations provides an account of our financial performance and financial condition that should be read in conjunction with the accompanying audited consolidated financial statements.
Forward-looking Statements
This annual report on Form 10-K contains forward-looking statements, principally in the sections entitled “Business,” “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk.” Statements and financial discussion and analysis contained in this Form 10-K that are not historical facts are forward-looking statements. These statements discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to us, based on our current beliefs as well as assumptions made by us and information currently available to us. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “possible,” “potential,” “predict,” “project,” or other similar words, phrases or expressions. This includes, without limitation, our statements and expectations regarding any current or future recovery in our industry and publicly announced plans for increased capital and investment spending to achieve our long-term revenue and profitability growth goals, and our expectations with respect to leverage. Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation: the risks described in Item 1A and in Item 7A of this annual report on Form 10-K; changes in the financial stability of our clients or the overall economic environment, resulting in decreased corporate spending and service sector employment; changes in relationships with clients; the mix of products sold and of clients purchasing our products; the success of new technology initiatives; changes in business strategies and decisions; competition from our competitors; our ability to recruit and retain an experienced management team; changes in raw material prices and availability; restrictions on government spending resulting in fewer sales to the U.S. government, one of our largest customers; our debt restrictions on spending; our ability to protect our patents, copyrights and trademarks; our reliance on furniture dealers to produce sales; lawsuits arising from patents, copyrights and trademark infringements; violations of environmental laws and regulations; potential labor disruptions; adequacy of our insurance policies; the availability of future capital and the cost of borrowing; the overall strength and stability of our dealers, suppliers, and customers; access to necessary capital; our ability to successfully integrate acquired businesses; the success of our design and implementation of a new enterprise resource planning system; and currency rate fluctuations. The factors identified above are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement. Unpredictable or unknown factors could also have material adverse effects on us. All forward-looking statements included in this Form 10-K are expressly qualified in their entirety by the foregoing cautionary statements. Except as required under the Federal securities laws and the rules and regulations of the SEC, we undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.
Overview
We design, manufacture, market and sell high-end furnishings and accessories, textiles, fine leathers, and designer felt, for the workplace and home. Our commitment to innovation and modern design has yielded a comprehensive portfolio of products and a brand recognized for high quality and a sophisticated image. Our products are targeted at the middle to upper end of the market and are sold primarily in North America and Europe through a direct sales force and a broad network of independent dealers, showrooms, retailers and websites.
Business Highlights
During the last decade we have diversified our sources of revenue among our varying operating segments. In 2015, over 38% of our sales and 57% of our profits come from outside our Office segment. We continue to build Knoll with an eye toward what works for our customers and shareholders: a constellation of high-design, high-margin businesses that leverage our historic relationships with architects, designers and decorators, resulting in a singular and distinctive source for workplace and residential interiors.

We believe over the long run our diversification efforts and strategy will continue to result in a more profitable and less cyclical enterprise. However, our efforts to diversify our sources of revenue among our operating segments has not distracted us from our continued effort to grow and improve the operating performance of our Office segment. Recent introductions of complementary products like adjustable tables, seating and ergonomic accessories have led our recent growth in the Office business. These new products, where we have invested heavily, resulted in Office segment sales growth of 4.7% in 2015. Operating margins in our Office segment improved 290 basis points from 3.4% in 2014 to 6.3% in 2015. Business mix, foreign exchange rates, net price realization and improved fixed cost absorption from higher volumes all contributed positively.
As the workplace continues to evolve and the traditional boundaries between residential and contract blur, companies compete to attract and retain talent, and the importance of a total environment trumps any one particular element, we believe we have the singular constellation of businesses to meet these requirements. Our recently renovated showrooms from New York to San Francisco to Houston demonstrate viscerally for our clients and designers the power of bringing together our innovative mix of office furnishings, KnollStudio design classics and lounge designs, Spinneybeck and FilzFelt architectural materials and our broad range of KnollTextiles coverings materials. This package helps us both capture more of our clients total spend and elevates the profitability of that engagement.
Two other evolving trends create opportunity for us. The changing balance between the allocation of office space between the individual and the group creates opportunities outside the traditional workstation market. We are also seeing clients incrementally investing in giving the individual more adjustable and high performance options. This can increase the average selling price of an individual space and, coupled with an increased focus on well-being, this also creates opportunities to innovate with new types of products, some of which we look forward to bringing to market later this year, that give our clients compelling reasons to incrementally invest in the individual workspace.
On the residential side, HOLLY HUNT continues to exceed our expectations as our strategy of expanding the showroom footprint and using this foundation as a platform for both organic growth in existing categories and future acquisitions plays out. HOLLY HUNT, together with residential opportunities in our KnollStudio business, here and in Europe, gives us exposure to a sophisticated and educated clientèle that is willing to invest in the finest in modern design.
In the fourth quarter 2015 we increased our dividend 25%, even as we continued to aggressively manage our balance sheet. As of December 31, 2015, our bank leverage was 1.67, down from 2.41 a year ago. The calculation of our leverage ratio under our credit facility includes the use of adjusted EBITDA, a non-GAAP financial measure. For details on the leverage ratio calculations, see “Reconciliation of Non-GAAP Financial Measures” below.
Results of Operations
Comparison of Consolidated Results for the Years Ended December 31, 2015 and December 31, 2014

	Year Ended December 31,		2015 vs. 2014
	2015	2014	$ Change	% Change
	(Dollar in thousands)
Net Sales	$1,104,442	$1,050,294	$54,148	5.2%
Gross profit	412,132	371,685	40,447	10.9%
Operating profit	101,110	76,843	24,267	31.6%
Interest expense	6,865	7,378	(513)	(7.0)%
Other income, net	(9,174)	(6,285)	(2,889)	46.0%
Income tax expense	37,471	29,165	8,306	28.5%
Net earnings	65,948	46,585	19,363	41.6%
Net earnings attributable to Knoll, Inc. stockholders	65,963	46,596	19,367	41.6%
Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$1.38	$0.98	$0.40	40.8%
Diluted	$1.36	$0.97	$0.39	40.2%
Statistical Data
Gross profit %	37.3%	35.4%
Operating profit %	9.2%	7.3%

Net Sales
Net sales for the year ended December 31, 2015 were $1,104.4 million, an increase of $54.1 million, or 5.2%, from sales of $1,050.3 million for the year ended December 31, 2014. The increase in sales was largely due to a $30.7 million increase in Office sales where we experienced growth in our complimentary products to which we have been aggressively investing. In 2015, our Studio segment sales also increased, due primarily to strong sales growth of $11.8 million and $7.8 million related to the full year effect of the HOLLY HUNT acquisition.
Gross Profit
Gross profit for 2015 was $412.1 million, an increase of $40.4 million, or 10.9%, from gross profit of $371.7 million in 2014. Gross profit for 2015 includes a charge of $0.9 million due to the discontinuation of one of our seating products. As a percentage of sales, gross profit increased from 35.4% for 2014 to 37.3% for 2015. The increase in gross profit as a percent of sales during the year was driven by foreign exchange benefits, operational improvements as well as the mix of business and net price realization.
Operating Profit
Operating profit for 2015 was $101.1 million, an increase of $24.3 million, or 31.6%, from operating profit of $76.8 million for 2014. Operating profit as a percentage of sales increased from 7.3% in 2014 to 9.2% in 2015. Operating profit for 2015 includes $11.5 million of charges related to a non-cash Edelman tradename impairment of $10.7 million as well as restructuring charges of $0.9 million that are intended to streamline our corporate structure and improve future profitability. Operating profit for 2014 includes the pension settlement and other postretirement benefit curtailment of $6.5 million, acquisition expenses of $0.7 million, restructuring charges of $1.5 million and a charge of $0.5 million associated with the remeasurement of the FilzFelt earn-out liability.
Selling, general, and administrative expenses for 2015 were $299.5 million, or 27.1% of sales, compared to $286.8 million, or 27.3% of sales, for 2014. The increase in operating expenses was related to higher commissions from increased sales volume as well as higher incentive compensation and profit sharing resulting from increased profitability.
Interest Expense
Interest expense for 2015 was $6.9 million, a decrease of $0.5 million from interest expense of $7.4 million for 2014. The decrease in interest expense was due primarily to a reduction in outstanding debt. During 2015 and 2014, the Company's weighted average interest rates were approximately 2.1% and 2.3%, respectively.
Other Income, net
Other income in 2015 and 2014 was $9.2 million and $6.3 million, respectively, which primarily consisted of foreign exchange gains.
Income Tax Expense
Our effective tax rate was 36.2% for 2015, compared to 38.5% for 2014. The decrease in the effective tax rate was due to the allowance of certain research and development tax credits recognized in 2015 as well as the mix of pretax income and the varying effective tax rates in the states and countries in which we operate, as that mix directly affects our consolidated effective tax rate.

Comparison of Consolidated Results for the Years Ended December 31, 2014 and December 31, 2013

	Year Ended December 31,		2014 vs. 2013
	2014	2013	$ Change	% Change
	(Dollar in thousands)
Sales	$1,050,294	$862,252	$188,042	21.8%
Gross profit	371,685	280,332	91,353	32.6%
Operating profit	76,843	41,413	35,430	85.6%
Interest expense	7,378	5,941	1,437	24.2%
Other income, net	(6,285)	(3,430)	(2,855)	83.2%
Income tax expense	29,165	15,718	13,447	85.6%
Net earnings	46,585	23,184	23,401	100.9%
Net earnings attributable to Knoll, Inc. stockholders	46,596	23,184	23,412	101.0%
Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$0.98	$0.49	$0.49	100.0%
Diluted	$0.97	$0.49	$0.48	98.0%
Statistical Data
Gross profit %	35.4%	32.5%
Operating profit %	7.3%	4.8%
Net Sales
Net sales for the year ended December 31, 2014 were $1,050.3 million, an increase of $188.0 million, or 21.8%, from net sales of $862.3 million for the year ended December 31, 2013. In 2014, office systems and storage provided significant growth. Geographically, sales in Europe and sales for North America Studio also contributed to sales improvement year-over-year. Also, within the Studio segment, HOLLY HUNT, acquired in February 2014, bolstered our sales growth. Spinneybeck and FilzFelt provided for sales improvement in the Coverings segment.
Gross Profit
Gross profit for the year ended December 31, 2014 was $371.7 million, an increase of $91.4 million, or 32.6%, from gross profit of $280.3 million for the year ended December 31, 2013. As a percentage of sales, gross profit increased from 32.5% for 2013 to 35.4% for 2014. The increase in gross profit as a percent of sales during the year was driven by the richer mix of business due to the addition of HOLLY HUNT, foreign exchange benefits on the weakening Canadian dollar, and improved fixed cost absorption on the higher volume.
Operating Profit
Operating profit for the year ended December 31, 2014 was $76.8 million, an increase of $35.4 million, or 85.6%, from operating profit of $41.4 million for the year ended December 31, 2013. Operating profit as a percentage of sales increased from 4.8% in 2013 to 7.3% in 2014. Operating profit for 2014 includes a pension settlement and OPEB curtailment of $6.5 million and restructuring charges of $1.5 million. Operating profit for 2013 includes $5.1 million of restructuring charges and an $8.9 million intangible asset impairment charge related to the write-down of the Edelman tradename.
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
Interest Expense
Interest expense for 2014 was $7.4 million, an increase of $1.4 million from interest expense of $5.9 million for 2013. The increase in interest expense for the periods noted above is mainly due to debt incurred to fund the acquisition of HOLLY HUNT in the first quarter of 2014. Our weighted average interest rates were approximately 2.3% and 2.4% during 2014 and 2013, respectively.

Other Income, net
Other income in 2014 primarily consisted of income related to $5.8 million of foreign exchange gains and $0.6 million associated with the sale of our Equity product line. Other income in 2013 consisted of income related to $3.5 million of foreign exchange gains.
Income Tax Expense
The effective tax rate was 38.5% for the year, as compared to 40.4% for 2013. Our effective tax rate is dependent upon the mix of pretax income in the countries in which we operate.
Segment Reporting
Our three reporting segments consist of: (1) Office, which includes our systems, seating, storage, tables, desks and KnollExtra® ergonomic accessories as well as the international sales of our North American Office products; (2) Studio, which includes KnollStudio®, Knoll Europe, Richard Schultz® Design, and HOLLY HUNT®; and (3) Coverings, which includes KnollTextiles®, Edelman® Leather, and Spinneybeck® Leather (including Filzfelt®). See Note 18 of our consolidated financial statements contained in this annual report on Form 10-K for further information regarding the business segments.
Comparison of Segment Results for the Years Ended December 31, 2015 and December 31, 2014

	Year Ended December 31,		2015 vs. 2014
	2015	2014	$ Change	% Change
	(Dollar in thousands)
SALES
Office	$686,943	$656,228	$30,715	4.7%
Studio	303,838	279,167	24,671	8.8%
Coverings	113,661	114,899	(1,238)	(1.1)%
Knoll, Inc.	$1,104,442	$1,050,294	$54,148	5.2%
OPERATING PROFIT
Office	$43,143	$21,964	$21,179	96.4%
Studio	43,335	33,567	9,768	29.1%
Coverings	14,632	21,312	(6,680)	(31.3)%
Knoll, Inc. (1)	$101,110	$76,843	$24,267	31.6%
_______________________________________________________________________________
(1) The Company does not allocate interest expense or other (income) expense, net to the reportable segments.
Office
Net sales for the Office segment in 2015 were $686.9 million, an increase of $30.7 million, or 4.7%, when compared with 2014. This increase in the Office segment for the year was the result of growth experienced across all of our product categories. The most predominant growth was experienced in complimentary products where we have been aggressively investing. Operating profit for the Office segment in 2015 was $43.1 million, an increase of $21.2 million, or 96.4%, when compared with 2014. The increase in operating profit was driven by more efficiency and continued work in our plants to a more profitable mix of product revenue. Operating profit for the Office segment in 2015 includes a $0.9 million seating product discontinuation charge and the $0.5 million restructuring charges. Operating profit for the Office segment in 2014 includes a $5.3 million pension settlement and OPEB curtailment and restructuring charges of $2.1 million.
Studio
Net sales for the Studio segment in 2015 were $303.8 million, an increase of $24.7 million, or 8.8%, when compared with 2014. This increase in net sales was driven by strong sales volume growth in HOLLY HUNT, one additional month of HOLLY HUNT sales included in 2015 as well as additional sales growth in our North American Studio business. Operating profit for the Studio segment in 2015 was $43.3 million, an increase of $9.8 million, or 29.1%, when compared with 2014. The increase in operating profit was driven by foreign exchange benefits, increased sales volume and net price realization. Operating profit for the Studio segment in 2015 includes a $0.4 million restructuring charge. Operating profit for the Studio segment in 2014 includes $0.8 million pension settlement and OPEB curtailment, $0.7 million of acquisition expenses and a restructuring benefit of $0.9 million.

Coverings
Net sales for the Coverings segment in 2015 were $113.7 million, a decrease of $1.2 million, or 1.1%, when compared with 2014. For the full year 2015, Spinneybeck | FilzFelt and KnollTextiles all grew, while Edelman was negatively impacted by weakness in the private aviation market. Operating profit for the Coverings segment in 2015 was $14.6 million, a decrease of $6.7 million, or 31.3%, when compared with 2014. Operating profit for the Coverings segment in 2015 includes a $10.7 intangible asset impairment charge. Operating profit for the Coverings segment in 2014 includes a $0.4 million pension settlement and OPEB curtailment and $0.3 million of restructuring charges.
Comparison of Segment Results for the Years Ended December 31, 2014 and December 31, 2013

	Year Ended December 31,		2014 vs. 2013
	2014	2013	$ Change	% Change
	(Dollar in thousands)
SALES
Office	$656,228	$599,131	$57,097	9.5%
Studio	279,167	154,083	125,084	81.2%
Coverings	114,899	109,038	5,861	5.4%
Knoll, Inc.	$1,050,294	$862,252	$188,042	21.8%
OPERATING PROFIT
Office	$21,964	$13,982	$7,982	57.1%
Studio	33,567	15,335	18,232	118.9%
Coverings	21,312	12,096	9,216	76.2%
Knoll, Inc. (1)	$76,843	$41,413	$35,430	85.6%
_______________________________________________________________________________
(1) The Company does not allocate interest expense or other (income) expense, net to the reportable segments.
Office
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
Studio
Net sales for the Studio segment in 2014 were $279.2 million, an increase of $125.1 million, or 81.2%, when compared with 2013. Sales growth in North America and Europe, as well as the addition of HOLLY HUNT, contributed to Studio sales growth year-over-year. Studio segment sales in 2014 also were positively impacted by $1.5 million due to changes in foreign exchange rates when compared to 2013. Excluding the impact of the $0.8 million pension settlement and OPEB curtailment, $0.7 million of acquisition expenses and $0.9 million of restructuring benefit, adjusted operating profit for the Studio segment was $34.2 million, an increase of $15.9 million, or 86.6%, when compared with 2013. Adjusted operating profit for 2013 excludes the restructuring charge of $3.0 million for the Studio segment. As a percentage of net sales, excluding the pension settlement and OPEB curtailment as well as restructuring charges, Studio segment adjusted operating profit was 12.2% for the year ended December 31, 2014 and 11.9% for the year ended December 31, 2013.

Coverings
Net sales for the Coverings segment in 2014 were $114.9 million, an increase of $5.9 million, or 5.4%, when compared with 2013. Increased sales of our Spinneybeck and FilzFelt products was the primary driver for sales growth. Coverings segment sales in 2014 were not materially impacted by changes in foreign exchange rates when compared to 2013. Excluding $0.5 million from the remeasurement of FilzFelt earn-out liability, $0.4 million pension settlement and OPEB curtailment and $0.3 million of restructuring charges, adjusted operating profit for the Coverings segment was $22.5 million, an increase of $1.5 million, or 7.1%, when compared to 2013. Adjusted operating profit for 2013 excludes the $8.9 million intangible asset impairment related to the write-down of the Edelman tradename. As a percentage of net sales, excluding the pension settlement and OPEB curtailment, restructuring charges, and Edelman tradename impairment, the Coverings segment adjusted operating profit was 19.6% for the year ended December 31, 2014 and 19.3% for the year ended December 31, 2013.
Reconciliation of Non-GAAP Financial Measures
This annual report on Form 10-K contains certain non-GAAP financial measures. A “non-GAAP financial measure” is a numerical measure of a company's financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with U.S. generally accepted accounting principles (“GAAP”) in the statements of income, balance sheets, or statements of cash flow of the company. These non-GAAP financial measures are presented because management uses this information to monitor and evaluate financial results and trends. Therefore, management believes this information is also useful for investors. Pursuant to applicable reporting requirements, the company has provided reconciliations below of non-GAAP financial measures to the most directly comparable GAAP measure.
The non-GAAP financial measures presented within this item are Last Twelve Months (“LTM”) Adjusted EBITDA and Adjusted Operating Profit. These non-GAAP measures are not indicators of our financial performance under GAAP and should not be considered as an alternative to the applicable GAAP measure. These non-GAAP measures have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. In addition, in evaluating these non-GAAP measures, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. Our presentation of these non-GAAP measures should not be construed as an inference that our future results will be unaffected by unusual or infrequent items. We compensate for these limitations by providing equal prominence of our GAAP results and using non-GAAP measures only as supplemental presentations.
The following table reconciles net earnings to adjusted EBITDA and computes our bank leverage calculations for the periods shown. The bank leverage calculation is in accordance with our Second Amended and Restated Credit Agreement dated May 20, 2014.

	December 31, 2014		March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(in millions)
Debt Levels (1)	$275.5		$316.7	$290.7	$274.2	$238.7
LTM Net Earnings	46.6		56.2	62.6	64.8	66.0
LTM Adjustments
Interest	6.7		6.9	6.8	6.6	6.1
Taxes	29.2		35.0	37.2	39.1	37.5
Depreciation and Amortization	20.0		20.6	21.1	21.2	21.3
Non-cash items and Other (2)	11.9		5.7	3.3	6.0	12.5
LTM Adjusted EBITDA	$114.4	(4)	$124.4	$131.0	$137.7	$143.4
Bank Leverage Calculation (3)	2.41		2.55	2.22	1.99	1.67
(1) Outstanding debt levels include outstanding letters of credit and guarantee obligations. Excess cash over $15.0 million reduces outstanding debt per the terms of our credit facility, a copy of which was filed with the Securities and Exchange Commission on May 21, 2014.
(2) Non-cash items include, but are not limited to, an intangible asset impairment charge, a pension settlement and other postretirement benefit curtailment, stock-based compensation expenses, unrealized gains and losses on foreign exchange, and restructuring charges.
(3) Debt divided by LTM (Last Twelve Months) adjusted EBITDA, as calculated in accordance with our credit facility.
(4) Includes an annualized pro forma EBITDA for HOLLY HUNT®, which was acquired on February 3, 2014.

The following tables reconciles Adjusted Operating Profit to GAAP Operating Profit for the segments and periods indicated.

	Year Ended December 31,
	2015	2014	2013

Office Segment
Operating Profit	$43,143	$21,964	$13,982
Add back:
Pension settlement and OPEB curtailment	—	5,337	—
Restructuring charges	455	2,111	2,129
Seating product discontinuation charge	883	—	—
Adjusted Operating Profit	$44,481	$29,412	$16,111
Net Sales	$686,943	$656,228	$599,131
Adjusted Operating Profit %	6.5%	4.5%	2.7%

Studio Segment
Operating Profit	$43,335	$33,567	$15,335
Add back:
Pension settlement and OPEB curtailment	—	781	—
Acquisition expenses	—	710	—
Restructuring charges	441	(897)	2,975
Adjusted Operating Profit	$43,776	$34,161	$18,310
Net Sales	$303,838	$279,167	$154,083
Adjusted Operating Profit %	14.4%	12.2%	11.9%

Coverings Segment
Operating Profit	$14,632	$21,312	$12,096
Add back:
Pension settlement and OPEB curtailment	—	391	—
Remeasurement of FilzFelt earn-out liability	—	457	—
Intangible asset impairment charge	10,650	—	8,900
Restructuring charges	—	318	—
Adjusted Operating Profit	$25,282	$22,478	$20,996
Net Sales	$113,661	$114,899	$109,038
Adjusted Operating Profit %	22.2%	19.6%	19.3%

Knoll Inc.
Operating Profit	$101,110	$76,843	$41,413
Add back:
Pension settlement and OPEB curtailment	—	6,509	—
Remeasurement of FilzFelt earn-out liability	—	457	—
Acquisition expenses	—	710	—
Intangible asset impairment charge	10,650	—	8,900
Restructuring charges	896	1,532	5,104
Seating product discontinuation charge	883	—	—
Adjusted Operating Profit	$113,539	$86,051	$55,417
Net Sales	$1,104,442	$1,050,294	$862,252
Adjusted Operating Profit %	10.3%	8.2%	6.4%

Liquidity and Capital Resources
The following table highlights certain key cash flows and capital information pertinent to the discussion that follows:

	2015	2014	2013
	(in thousands)
Cash provided by operating activities	$88,854	$88,227	$54,614
Capital expenditures, net	29,610	41,901	29,379
Purchase of business, net of cash acquired	—	(93,349)	—
Cash used in investing activities	29,610	135,250	29,379
Purchase of common stock for treasury	8,725	8,974	5,638
Proceeds from credit facilities	309,000	789,000	281,000
Repayment of credit facilities	345,000	704,000	301,000
Payment of dividends	24,364	22,742	22,529
Proceeds from issuance of common stock	5,756	4,914	4,029
Cash (used in) provided by financing activities	(67,517)	57,265	(43,508)
We have historically funded our business through cash generated from operations, supplemented by debt borrowings. Available cash is primarily used for our working capital needs, ongoing operations, capital expenditures, the payment of quarterly dividends, and the repurchase of shares. Our investment in capital expenditures shows our commitment to improving our operating efficiency, innovation and modernization, and includes leasehold improvements for our showrooms, new product tooling, manufacturing equipment and technology. During 2015, we increased our annual dividend payments from $0.48 to $0.51 per share, returning $24.4 million of cash to our shareholders.
Our borrowing capacity under our credit facility increased significantly in 2015, as our leverage ratio decreased from 2.41 to 1.67. The increased borrowing capacity resulted from the repayment of $36.0 million of debt from cash generated from operations. The calculation of our leverage ratio under our credit facility includes the use of adjusted EBITDA, a non-GAAP financial measure. For details on the leverage ratio calculations, see “Reconciliation of Non-GAAP Financial Measures” below.
Cash provided by operating activities was $88.9 million, $88.2 million, and $54.6 million in 2015, 2014 and 2013, respectively. For the year ended December 31, 2015, cash provided by operating activities consisted primarily of $102.8 million from net income and various non-cash charges, which included $8.2 million of stock-based compensation expense, and $13.9 million of unfavorable changes in assets and liabilities. For the year ended December 31, 2014, cash provided by operating activities consisted of $72.9 million from net income and various non-cash charges, which included $8.1 million of stock compensation expense, and $15.3 million of unfavorable changes in assets and liabilities. For the year ended December 31, 2013, cash provided by operating activities consisted of $60.9 million from net income and various non-cash charges, which included $10.5 million of stock compensation expense, and $6.3 million of unfavorable changes in assets and liabilities.
During 2015 and 2014, we used free cash to pay dividends to our shareholders totaling $24.4 million and $22.7 million, respectively. During the fourth quarter of 2015, we declared quarterly dividend payments of $0.15 per share. During 2015, we also spent $29.6 million on capital expenditures. The capital expenditures are mainly attributed to our technology infrastructure upgrades with the implementation of a new enterprise resource planning system, site capacity and supply chain improvements, the opening of new showrooms, and new product development.
For the year ended December 31, 2015, we used $29.6 million of cash for capital expenditures. We also used $24.4 million to fund dividend payments to shareholders, $36.0 million for the repayment of debt and $8.7 million for share repurchases. For the year ended December 31, 2014, we used available cash, including the $88.2 million of cash from operating activities, fund $41.9 million in capital expenditures, and fund dividend payments to shareholders totaling $22.7 million, and to fund working capital. For the year ended December 31, 2013, we used available cash, including the $54.6 million of cash from operating activities, to repay $20.0 million of debt, fund $29.4 million in capital expenditures, fund dividend payments to shareholders totaling $22.5 million and to fund working capital.
We use our credit facility in the ordinary course of business to fund our working capital needs and, at times, make significant borrowings and repayments under the facility depending on our cash needs and availability at such time. As of December 31, 2015, there was approximately $222.0 million outstanding under our credit facility, compared to $258.0 million outstanding under the facility as of December 31, 2014. Borrowings under the credit facility may be repaid at any time, but no later than May 2019. See Note 9 of the consolidated financial statements included in this Form 10-K for further information regarding this facility.

Our credit facility requires that we comply with two financial covenants, consolidated leverage ratio, defined as the ratio of total indebtedness to consolidated EBITDA (as defined in our credit agreement) and consolidated interest coverage ratio, defined as the ratio of our consolidated EBITDA (as defined in our credit agreement) to our consolidated interest expense. Our consolidated leverage ratio cannot exceed 4.0 to 1, and our consolidated interest coverage ratio must be a minimum of 3.0 to 1. We are also required to comply with various other affirmative and negative covenants including, without limitation, covenants that prevent or restrict our ability to pay dividends, engage in certain mergers or acquisitions, make certain investments or loans, incur future indebtedness, engage in sale-leaseback transactions, alter our capital structure or line of business, prepay subordinated indebtedness, engage in certain transactions with affiliates and sell stock or assets.
We are currently in compliance with all of the covenants and conditions under our credit facility. We believe that existing cash balances and internally generated cash flows, together with borrowings available under our credit facility, will be sufficient to fund working capital needs, capital spending requirements, debt service requirements and dividend payments for at least the next twelve months. However, because of the financial covenants mentioned above, our capacity under our credit facility could be reduced if our trailing consolidated EBITDA (as defined by our credit agreement) declines due to deteriorating market conditions or poor performance. Future debt payments may be paid out of cash flows from operations, from future refinancing of our debt or from equity issuances. Our ability to make scheduled payments of principal, pay interest on or to refinance our indebtedness, satisfy our other debt obligations and to pay dividends to stockholders will depend upon our future operating performance, which is affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.
Contractual Obligations
The following table summarizes our contractual cash obligations as of December 31, 2015 (in thousands):

	Payments Due by Period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Long-term debt (a)	$11,125	$30,200	$197,921	$—	$239,246
Operating leases	26,228	47,448	31,059	39,973	144,708
Purchase commitments	2,681	360	—	—	3,041
Pension and other postretirement benefit plan obligations (b)	2,760	—	—	—	2,760
Other long-term liabilities (c)	5,000	6,000	—	—	11,000
Total *	$47,794	$84,008	$228,980	$39,973	$400,755
_______________________________________________________________________________
(a) Contractual obligations for long-term debt and short-term borrowings include principal and interest payments. Interest payments have been computed based on an estimated variable interest as of December 31, 2015. The estimated variable interest rate is based on the company's expected consolidated leverage ratio and the forecasted LIBOR rate for each period presented. The computation of interest, as included in the above table, is based on our Amended and Restated Credit Agreement, dated May 20, 2014.
(b) Due to the uncertainty of future cash outflows, contributions to the pension and other post-retirement benefit plans subsequent to 2016 have been excluded from the table above.
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
Allowance for Doubtful Accounts
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients and dealers to make required payments. The allowance is determined through an analysis of the aging of accounts receivable and assessments of risk that are based on historical trends. We evaluate the past-due status of our trade receivables based on contractual terms of sale. If the financial condition of our customers were to deteriorate, additional allowances may be required. Accounts receivable are charged against the allowance for doubtful accounts when we determine that the likelihood of recovery is remote, and we no longer intend to expend resources to attempt collection.
Inventory
Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. We reserve inventory that, in our judgment, is impaired or obsolete. Obsolescence may be caused by the discontinuance of a product line, changes in product material specifications, replacement products in the marketplace and other competitive influences.
Goodwill and Intangible Assets
We record the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired as goodwill. Goodwill and intangible assets with indefinite lives are tested for impairment at least annually, as of October 1, and whenever events or circumstances occur indicating that a possible impairment may have been incurred. Intangible assets with finite lives are amortized over their useful lives.
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

In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value, we must perform the second step of the impairment test to measure the amount of impairment loss, if any. In the second step, the reporting unit's fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit's goodwill is less than the carrying value, the difference is recorded as an impairment loss. As a result of our annual impairment test during 2015, the fair values of each of our reporting units significantly exceeded the carrying values with the exception of our Edelman reporting unit. The goodwill balance at Edelman was $32.1 million at December 31, 2015. The estimated fair value of the Edelman reporting unit exceeded the carrying value as of October 1, 2015 by approximately 12%.
We estimate the fair value of its reporting units using a combination of the fair values derived from both the income approach and the market approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on our estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the business's ability to execute on the projected cash flows. The market approach estimates fair value based on market multiples of revenue and earnings derived from comparable publicly-traded companies with similar operating and investment characteristics as the reporting unit.
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
Warranty
We generally offer a warranty for our products. The specific terms and conditions of those warranties vary depending upon the product. We estimate the costs that may be incurred under our warranties and record a liability in the amount of such costs at the time product revenue is recognized. Factors that affect our warranty liability include historical product-failure experience and estimated repair costs for identified matters. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.
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
Pension and Other Postretirement Benefits
We sponsor two defined benefit pension plans and two other postretirement benefit plans. Several statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liability related to the plans. Key factors include assumptions about the expected rates of return on plan assets, discount rates, and health care cost trend rates. We consider market and regulatory conditions, including changes in investment returns and interest rates, in making these assumptions.

During 2015, we approved amendments, effective December 31, 2015, to both the union and nonunion U.S. defined benefit pension plans. We also amended our remaining postretirement medical plan, effective May 1, 2015. The amendments eliminated the accrual of future benefits for all participants in the defined benefit pension plans and the postretirement medical plan. These amendments resulted in a curtailment gain of approximately $7.1 million. As the plans had unrealized losses in excess of the reduction of the projected benefit obligation at the date of amendment, the gain was recorded as a reduction of the projected benefit obligation and a corresponding reduction of unrealized losses within accumulated other comprehensive loss.
We determine the expected long-term rate of return on plan assets based on aggregating the expected rates of return for each component of the plan's asset mix. We use historic plan asset returns combined with current market conditions to estimate the rate of return. The expected rate of return on plan assets is a long-term assumption and generally does not change annually. The discount rate reflects the market rate for high-quality fixed income debt instruments as of our annual measurement date and is subject to change each year. Holding all other assumptions constant, a one-percentage-point increase or decrease in the assumed rate of return on plan assets would decrease or increase 2015 net periodic pension expense by approximately $2.0 million. Likewise, a one-percentage-point increase or decrease in the discount rate would decrease or increase 2015 net periodic pension expense by approximately $4.8 million or $6.4 million, respectively.
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
As of December 31, 2015, we changed the method used to estimate the interest cost component of net periodic benefit cost for pension and other postretirement benefits. This change will result in a decrease in the interest cost component for 2016, compared to the previous method. Historically, we estimated the interest cost component utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. We have elected to utilize a full yield curve approach in the estimation of this component by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. We have made this change to provide a more precise measurement of interest cost by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. This change will not affect the measurement of the total benefit obligation at the annual measurement date, as the change in interest cost is completely offset by deferred actuarial (gains)/losses that will arise at the next annual measurement date. As this change is treated as a change in estimate inseparable from a change in accounting principle, the impact is reflected prospectively, and historical measurements of interest cost are not affected. This change in estimate is anticipated to reduce our annual net periodic benefit expense in 2016 by approximately $2.7 million.
Key assumptions that we use in determining the amount of the obligation and expense recorded for OPEB, under the appropriate accounting guidance, include the assumed discount rate and the assumed rate of increases in future health care costs. In estimating the health care cost trend rate, we consider actual health care cost experience, future benefit structures, industry trends and advice from our actuaries. We assume that the relative increase in health care costs will generally trend downward over the next several years, reflecting assumed increases in efficiency and cost-containment initiatives in the health care system. For purposes of measuring the benefit obligation associated with the Company's other postretirement benefit plans as of December 31, 2015, as well as the assumed rate for 2016, a between 6.00% to 6.50% annual rate of increase in the per capita cost of covered health care benefits was assumed and a 12.00% annual rate of increase in the per capita cost of covered prescription drug benefits was assumed. The rate was then assumed to decrease to an ultimate rate of 4.5% for 2022 for the medical plan and prescription drug plan and thereafter for the benefit obligation. Increasing the assumed health care cost trend by one-percentage-point in each year would increase the benefit obligation as of December 31, 2015 by $0.1 million and increase the aggregate of the service and interest cost components of net periodic benefit cost for 2015 by a minimal amount. Decreasing the assumed health care cost trend rate by one percentage point in each year would decrease the benefit obligation as of December 31, 2015 by approximately $0.1 million and decrease the aggregate of the service and interest cost components of net periodic benefit cost for 2015 by a minimal amount.
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

Commitments and Contingencies
We establish reserves for the estimated cost of environmental and legal contingencies when such expenditures are probable and reasonably estimable. A significant amount of judgment is required to estimate and quantify our ultimate exposure in these matters. We engage outside experts as deemed necessary or appropriate to assist in the evaluation of exposure. From time to time, as information becomes available regarding changes in circumstances for ongoing issues as well as information regarding emerging issues, our potential liability is reassessed and reserve balances are adjusted as necessary. Revisions to our estimates of potential liability, and actual expenditures related to commitments and contingencies, could have a material impact on our results of operations or financial position.
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
At December 31, 2015, our deferred tax liabilities of $114.5 million exceeded deferred tax assets of $59.1 million by $55.4 million. At December 31, 2014, deferred tax liabilities of $109.1 million exceeded deferred tax assets of $60.8 million by $48.3 million. Our deferred tax assets at December 31, 2015 and 2014 of $59.1 million and $60.8 million, respectively, are net of valuation allowances of $6.3 million and $7.9 million, respectively. We have recorded the valuation allowance primarily for net operating loss carryforwards in foreign tax jurisdictions where we have incurred historical tax losses from operations or acquired tax losses through acquisition, and have determined that it is more likely than not that these deferred tax assets will not be realized.
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
Stock-Based Compensation
We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Forfeitures are estimated based on historical experience.
Stock Options
The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model, which requires management to make certain assumptions of future expectations based on historical and current data. The assumptions include the expected term of the options, risk-free interest rate, expected volatility, and dividend yield. The expected term represents the expected amount of time that options granted are expected to be outstanding, based on historical and forecasted exercise behavior. The risk-free rate is based on the rate at grant date of zero-coupon U.S. Treasury Notes with a term equal to the expected term of the option. Expected volatility is estimated based on the historical volatility of our stock price. Our dividend yield is based on historical data. We recognize compensation expense using the straight-line method over the vesting period.
Restricted Stock and Restricted Stock Units
The fair value of restricted stock and restricted stock units, excluding market-based restricted stock units that are discussed below, is based upon the closing market price of our common stock on the date of grant. We recognize compensation expense using the straight-line method over the vesting period.

The fair value of the market-based restricted stock units is estimated at the date of grant using a lattice pricing model, which requires management to make certain assumptions based on both historical and current data. These awards vest based upon the performance of our stock price relative to a peer group. The assumptions included in the model include, but are not limited to, risk-free interest rate, expected volatility of our and the peer group's stock prices, and dividend yield. The risk-free rate is based upon the applicable U.S. Treasury Note rate. Expected volatility is estimated based on the historical volatility of our stock prices. The dividend yield is based on our historical data.

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
We also have risk in our exposure to certain materials and transportation costs. Steel, leather, wood products and plastics are all used in our products. For the year ended December 31, 2015, we estimated that materials and transportation inflation were approximately $2.0 million and $0.3 million, respectively. During 2014, we estimated that materials and transportation inflation were approximately $4.5 million and $1.4 million, respectively. We continue to work to offset price increases in raw materials and transportation through our global sourcing initiatives, cost improvements and price increases to our products.
Interest Rate Risk
We have variable rate debt obligations that are denominated in U.S. dollars. A change in interest rates will impact the interest costs incurred and cash paid on the variable rate debt. During 2015 and 2014, our weighted average interest rates were approximately 2.1% and 2.3%, respectively.
The following table summarizes our market risks associated with our debt obligations as of December 31, 2015. For debt obligations, the table presents principal cash flows and related average interest rates by year of maturity. Variable interest rates presented for variable-rate debt represent the average interest rates on our credit facility borrowings as of December 31, 2015.

	2016	2017	2018	2019	Thereafter	Total
	(in thousands)
Rate-Sensitive Liabilities
Long-term Debt:
Variable Rate Debt	$10,000	$10,000	$10,000	$192,000	$—	$222,000
Variable Interest Rate	2.20%	2.40%	2.69%	2.66%	—%	2.49%
The fair value of the Company's long-term debt approximates its carrying value, as the variable rate debt and the associated terms are comparable to market terms as of the balance sheet date.
For each period presented, the average interest rate is based on an estimated variable interest rate as of December 31, 2015. The estimated variable interest rate is based on the Company's expected consolidated leverage ratio, and the forecasted LIBOR rate and commitment fees for each period presented. The computation of interest, as included in the above table, is based on our Amended and Restated Credit Agreement, dated May 20, 2014.
An increase in our effective interest rate of 1% would increase annual interest expense by approximately $2.1 million. We will continue to review our exposure to interest rate fluctuations and evaluate whether we should manage such exposure through derivative transactions.
Foreign Currency Exchange Rate Risk
We manufacture our products in the United States, Canada and Italy, and sell our products primarily in those markets as well as in other European countries. Our foreign sales and certain expenses are transacted in foreign currencies. Our production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. Additionally, as our reporting currency is the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the Canadian dollar and the Euro. Approximately 11.6% and 11.8% of our revenues in 2015 and 2014, respectively, and 26.1% and 30.2% of our cost of goods sold in 2015 and 2014, respectively, were denominated in currencies other than the U.S. dollar. Foreign currency exchange rate fluctuations resulted in $9.1 million and $5.8 million translation gains for 2015 and 2014, respectively.
From time to time, we enter into foreign currency hedges to manage our exposure to foreign exchange rates associated with short-term operating receivables of a Canadian subsidiary that are payable by our U.S. operations. The terms of these contracts are typically less than a year. Changes in the fair value of such contracts are reported in earnings in the period the value of the contract changes. The net gain or loss upon settlement and the change in fair value of outstanding contracts is recorded as a component of other (income) expense. During 2015, the Company did not enter into any foreign currency contracts. During 2014, the Company entered into one foreign currency contract. No amount was paid or received as a result of these contracts in 2015 or 2014. As of December 31, 2015, the Company had no outstanding foreign currency contracts.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Knoll, Inc.

We have audited the accompanying consolidated balance sheets of Knoll, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Knoll, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Knoll, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 29, 2016

KNOLL, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$4,192	$19,021
Customer receivables, net of allowance for doubtful accounts of $7,919 and $7,197, respectively	116,532	114,551
Inventories, net	140,798	140,835
Deferred income taxes	20,485	15,868
Prepaid and other current assets	26,765	21,544
Total current assets	308,772	311,819
Property, plant, and equipment, net	172,142	165,019
Goodwill	127,671	128,918
Intangible assets, net	240,169	253,739
Other non-trade receivables	2,254	3,278
Other noncurrent assets	5,077	6,170
Total Assets	$856,085	$868,943
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$10,000	$10,000
Accounts payable	89,552	114,914
Income taxes payable	1,580	12,895
Other current liabilities	114,908	93,965
Total current liabilities	216,040	231,774
Long-term debt	212,000	248,000
Deferred income taxes	75,959	64,203
Postretirement benefits other than pensions	6,294	8,765
Pension liability	63,441	70,770
Other noncurrent liabilities	26,877	32,213
Total liabilities	600,611	655,725
Commitments and contingent liabilities
Equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 64,603,344 shares issued and 48,822,013 shares outstanding (including 993,934 non-voting restricted shares and net of 15,781,331 treasury shares) at December 31, 2015 and 64,113,785 shares issued and 48,723,414 shares outstanding (including 1,235,904 non-voting restricted shares and net of 15,390,371 treasury shares) at December 31, 2014	488	487
Additional paid-in capital	47,165	41,143
Retained earnings	244,947	204,063
Accumulated other comprehensive loss	(37,318)	(32,682)
Total Knoll, Inc. stockholders' equity	255,282	213,011
Noncontrolling interests	192	207
Total equity	255,474	213,218
Total Liabilities and Equity	$856,085	$868,943

See accompanying notes to the consolidated financial statements.

KNOLL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(dollars in thousands, except share and per share data)

	Years ended December 31,
	2015	2014	2013
Sales	$1,104,442	$1,050,294	$862,252
Cost of sales	692,310	678,609	581,920
Gross profit	412,132	371,685	280,332
Selling, general, and administrative expenses	299,476	286,801	224,915
Restructuring and other charges	896	1,532	5,104
Intangible asset impairment charges	10,650	—	8,900
Pension settlement and OPEB curtailment	—	6,509	—
Operating profit	101,110	76,843	41,413
Interest expense	6,865	7,378	5,941
Other income, net	(9,174)	(6,285)	(3,430)
Income before income tax expense	103,419	75,750	38,902
Income tax expense	37,471	29,165	15,718
Net earnings	65,948	46,585	23,184
Net loss attributable to noncontrolling interests	(15)	(11)	—
Net earnings attributable to Knoll, Inc. stockholders	$65,963	$46,596	$23,184

Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$1.38	$0.98	$0.49
Diluted	$1.36	$0.97	$0.49
Weighted-average number of common shares outstanding:
Basic	47,746,707	47,346,532	46,916,845
Diluted	48,438,231	48,068,249	47,659,418

Net earnings	$65,948	$46,585	$23,184
Other comprehensive income (loss):
Pension and other postretirement liability adjustment, net of tax	11,945	(25,548)	36,729
Foreign currency translation adjustment	(16,581)	(12,271)	(4,814)
Total other comprehensive income (loss), net of tax	(4,636)	(37,819)	31,915
Total comprehensive income	61,312	8,766	55,099
Comprehensive loss attributable to noncontrolling interests	(15)	(11)	—
Comprehensive income attributable to Knoll, Inc. stockholders	$61,327	$8,777	$55,099

See accompanying notes to the consolidated financial statements.

KNOLL, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Knoll, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2012	$479	$27,751	$180,862	$(26,778)	$182,314	$—	$182,314
Net earnings	—	—	23,184	—	23,184	—	23,184
Other comprehensive income	—	—	—	31,915	31,915	—	31,915
Shares issued for consideration:
Exercise of stock options	3	3,976	—	—	3,979	—	3,979
Income tax effect from the exercise of stock options and vesting of equity awards	—	643	—	—	643	—	643
Shares issued under stock incentive plan	4	—	—	—	4	—	4
Shares issued to Board of Directors in lieu of cash	—	50	—	—	50	—	50
Stock-based compensation	—	10,473	—	—	10,473	—	10,473
Cash dividend ($0.48 per share)	—	—	(23,097)	—	(23,097)	—	(23,097)
Purchase of common stock	(3)	(5,635)	—	—	(5,638)	—	(5,638)
Balance at December 31, 2013	$483	$37,258	$180,949	$5,137	$223,827	$—	$223,827
Noncontrolling interests acquired in acquisition	—	—	—	—	—	218	218
Net earnings	—	—	46,596	—	46,596	(11)	46,585
Other comprehensive loss	—	—	—	(37,819)	(37,819)	—	(37,819)
Shares issued for consideration:
Exercise of stock options	4	4,854	—	—	4,858	—	4,858
Income tax effect from the exercise of stock options and vesting of equity awards	—	(119)	—	—	(119)	—	(119)
Shares issued under stock incentive plan	6	—	—	—	6	—	6
Shares issued to Board of Directors in lieu of cash	—	56	—	—	56	—	56
Stock-based compensation	—	8,062	—	—	8,062	—	8,062
Cash dividend ($0.48 per share)	—	—	(23,482)	—	(23,482)	—	(23,482)
Purchase of common stock	(6)	(8,968)	—	—	(8,974)	—	(8,974)
Balance at December 31, 2014	$487	$41,143	$204,063	$(32,682)	$213,011	$207	$213,218
Net earnings	—	—	65,963	—	65,963	(15)	65,948
Other comprehensive income	—	—	—	(4,636)	(4,636)	—	(4,636)
Shares issued for consideration:
Exercise of stock options	4	5,652	—	—	5,656	—	5,656
Income tax effect from the exercise of stock options and vesting of equity awards	—	826	—	—	826	—	826
Shares issued under stock incentive plan	1	(1)	—	—	—	—	—
Shares issued to Board of Directors in lieu of cash	—	100	—	—	100	—	100
Stock-based compensation	—	8,166	—	—	8,166	—	8,166
Cash dividend ($0.51 per share)	—	—	(25,079)	—	(25,079)	—	(25,079)
Purchase of common stock	(4)	(8,721)	—	—	(8,725)	—	(8,725)
Balance at December 31, 2015	$488	$47,165	$244,947	$(37,318)	$255,282	$192	$255,474

See accompanying notes to the consolidated financial statements.

KNOLL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$65,948	$46,585	$23,184
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation	17,364	16,327	14,727
Amortization expense (including deferred financing fees)	3,915	3,715	1,634
Provision for deferred taxes	158	(269)	3,529
Write-off of deferred financing fees	—	347	—
Inventory obsolescence	2,656	1,761	2,043
Loss on disposal of property, plant and equipment	1,229	464	128
Unrealized foreign currency gains	(8,789)	(6,640)	(4,578)
Stock-based compensation	8,166	8,062	10,473
Intangible asset impairment charge	10,650	—	8,900
Bad debt and customer credits	1,477	2,590	834
Changes in assets and liabilities, net of effects of acquisitions:
Customer receivables	(4,292)	(13,814)	1,621
Inventories	(4,481)	(23,063)	(1,085)
Accounts payable	(26,253)	23,002	6,204
Current income taxes	675	(5,528)	15,663
Other current assets	(5,425)	(3,601)	414
Other current liabilities	22,937	(6,969)	(8,098)
Other noncurrent assets and liabilities	2,919	45,258	(20,979)
Cash provided by operating activities	88,854	88,227	54,614
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net	(29,610)	(41,901)	(29,379)
Purchase of business, net of cash acquired	—	(93,349)	—
Cash used in investing activities	(29,610)	(135,250)	(29,379)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from credit facility	309,000	789,000	281,000
Repayment of credit facility	(345,000)	(704,000)	(301,000)
Payment of financing fees	(10)	(1,938)	(13)
Payment of dividends	(24,364)	(22,742)	(22,529)
Proceeds from the issuance of common stock	5,756	4,914	4,029
Purchase of common stock for treasury	(8,725)	(8,974)	(5,638)
Contingent purchase price payment	(5,000)	—	—
Tax benefit from the exercise of stock options and vesting of equity awards	826	1,005	643
Cash (used in) provided by financing activities	(67,517)	57,265	(43,508)
Effect of exchange rate changes on cash and cash equivalents	(6,556)	(3,247)	343
Net (decrease) increase in cash and cash equivalents	(14,829)	6,995	(17,930)
Cash and cash equivalents at beginning of year	19,021	12,026	29,956
Cash and cash equivalents at end of year	$4,192	$19,021	$12,026

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,168	$6,879	$5,280
Cash paid for income taxes	$40,781	$18,646	$18,281

See accompanying notes to the consolidated financial statements.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
Knoll, Inc. and its subsidiaries (the “Company” or “Knoll”) are engaged in the design, manufacture, market and sale of high-end furniture products and accessories, and modern outdoor furniture. The Company is also engaged in the sale of fine leather, textiles, and felt, focusing on the middle to high-end segments of the market. The Company primarily operates in the United States (“U.S.”), Canada and Europe, and sells its products primarily through its direct sales representatives, independent dealers and websites.
Basis of Presentation
The Company follows accounting standards set by the Financial Accounting Standards Board (“FASB”). The FASB establishes accounting principles generally accepted in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants, which the Company is required to follow. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification (“ASC”), which serves as a single source of authoritative non-SEC accounting and reporting standards to be applied by non-governmental entities. All amounts are presented in U.S. dollars, unless otherwise noted.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries and any partially owned subsidiaries that the Company has the ability to control. Significant intercompany transactions and balances have been eliminated in consolidation.
The results of the Company's European subsidiaries are included in the consolidated financial statements, and are presented on a one-month lag to allow for the timely preparation of consolidated financial information. The effect of this lag in presentation is not material to the consolidated financial statements.
Use of Estimates
The preparation of the consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Examples include, but are not limited to, revenue recognition; income tax exposures; the carrying value of goodwill and property, plant, and equipment; bad debts; customer receivable allowances; inventory obsolescence and product warranties. Actual results may differ from such estimates.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and highly liquid investments with maturities of three months or less at the date of purchase.
Revenue Recognition
The Company recognizes revenue when the earnings process is complete. This occurs when risk and title transfers, collectability is reasonably assured, and pricing is fixed and determinable. Accordingly, revenue is recognized when risk and title are transferred to the client, which primarily occurs at the time of shipment. Taxes on revenue producing transactions are not included in sales. Based on historical experience, accruals are made at the time of sale to estimate for sales returns and other allowances.
Allowance for Doubtful Accounts
The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance is determined through an analysis of the aging of accounts receivable and assessments of risk that are based on historical trends. The Company evaluates the past-due status of its customer receivables based on the contractual terms of sale. If the financial condition of the Company's customers were to deteriorate, additional allowances may be required. Accounts receivable are charged against the allowance for doubtful accounts when the Company determines that the likelihood of recovery is remote, and the Company no longer intends to expend resources to attempt collection.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

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
Property, Plant, and Equipment
Property, plant, and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The useful lives are as follows:

Category	Useful Life (in years)
Leasehold improvements (1)	Various
Buildings	45-60
Office equipment	3-10
Machinery and equipment	4-12
(1) Useful lives for leasehold improvements are amortized over the shorter of the economic lives or the term of the lease.
The Company reviews the carrying values of its property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted estimated cash flows expected to result from its use and eventual disposition. The factors considered by the Company in performing this assessment include current operating results, business trends affecting the use of certain assets and other economic factors. In assessing the recoverability of the carrying value of property and equipment, the Company must make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, the Company may be required to record an impairment loss for these assets.
Goodwill and Intangible Assets
The Company records the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired as goodwill. Goodwill and intangible assets with indefinite lives are tested for impairment at least annually, as of October 1, and whenever events or circumstances occur indicating that a possible impairment may have been incurred. Intangible assets with finite lives are amortized over their useful lives.
The Company assesses whether goodwill impairment exists using both the qualitative and quantitative assessments. The qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If based on this qualitative assessment the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if the Company elects not to perform a qualitative assessment, a quantitative assessment is performed using a two-step approach to determine whether a goodwill impairment exists at the reporting unit.
In the first step, the Company compares the estimated fair value of each reporting unit to its carrying value. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the estimated fair value of the reporting unit is less than the carrying value, the Company must perform the second step of the impairment test to measure the amount of impairment loss, if any. In the second step, the reporting unit's estimated fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit's goodwill is less than the carrying value, the difference is recorded as an impairment loss.
The Company estimates the fair value of its reporting units using a combination of the fair values derived from both the income approach and the market approach. Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the business's ability to execute on the projected cash flows. The market approach estimates fair value based on market multiples of revenue and earnings derived from comparable publicly-traded companies with similar operating and investment characteristics as the reporting unit.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

The Company assesses whether indefinite-lived intangible assets impairment exists using both the qualitative and quantitative assessments. The qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If based on this qualitative assessment, the Company determines it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount or if the Company elects not to perform a qualitative assessment, a quantitative assessment is performed to determine whether an indefinite-lived intangible asset impairment exists. The Company tests the indefinite-lived intangible assets for impairment by comparing the carrying value to the fair value based on current revenue projections of the related operations, under the relief from royalty method. Any excess of the carrying value over the amount of fair value is recognized as an impairment. Any such impairment would be recognized in the reporting period in which it has been identified.
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
Deferred Financing Fees
Financing fees that are incurred by the Company in connection with the issuance of debt are deferred and amortized to interest expense over the life of the underlying indebtedness. Deferred financing fees are included in the Company's consolidated balance sheets within other noncurrent assets.
Shipping and Handling
Amounts billed to clients for shipping and handling of products are classified as sales. Costs incurred by the Company for shipping and handling are classified as cost of sales.
Research and Development Costs
Research and development expenses are expensed as incurred, and are included as a component of selling, general, and administrative expenses. Research and development expenses, were $20.7 million for 2015, $19.2 million for 2014, and $17.8 million for 2013.
Income Taxes
The Company accounts for income taxes using the asset and liability approach, which requires deferred tax assets and liabilities be recognized using enacted tax rates to measure the effect of temporary differences between book and tax bases on recorded assets and liabilities. Valuation allowances are recorded to reduce deferred tax assets, if it is more likely than not some portion or all of the deferred tax assets will not be recognized. The need to establish valuation allowances against deferred tax assets is assessed quarterly. The Company recorded a valuation allowance primarily for net operating loss carryforwards in foreign tax jurisdictions where the Company incurred historical tax losses from operations or acquired tax losses through acquisitions, and has determined that it is more likely than not these deferred tax assets will not be recognized. The primary factors used to assess the likelihood of realization are forecasts of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.
The Company evaluates tax positions to determine whether the benefits of tax positions are more likely than not to be sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not to be sustained upon audit, the Company recognizes the largest amount of the benefit that is greater than 50% likely of being realized upon ultimate settlement. For tax positions that are not more likely than not to be sustained upon audit, the Company does not recognize any portion of the benefit. If the more likely than not threshold is not met in the period for which a tax position is taken, the Company may subsequently recognize the benefit of that tax position if the tax matter is effectively settled, the statute of limitations expires, or if the more likely than not threshold is met in a subsequent period.
The Company recognizes tax related interest and penalties in income tax expense and accrues for interest and penalties in other noncurrent liabilities.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

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
The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company recognizes derivatives as either assets or liabilities in the accompanying consolidated balance sheet and measures those instruments at fair value. Changes in the fair value of such contracts are reported in earnings as a component of “Other income, net.”
Commitments and Contingencies
The Company establishes reserves for the estimated cost of environmental, legal and other contingencies when such expenditures are probable and reasonably estimable. A significant amount of judgment is required to estimate and quantify the ultimate exposure in these matters. The Company engages outside experts as deemed necessary or appropriate to assist in the evaluation of exposure. From time to time, as information becomes available regarding changes in circumstances for ongoing issues as well as information regarding emerging issues, the potential liability is reassessed and reserve balances are adjusted as necessary. Revisions to the estimates of potential liability, and actual expenditures related to commitments and contingencies, could have a material impact on the results of operations or financial position.
Warranty
The Company generally offers a warranty for its products. The specific terms and conditions of those warranties vary depending upon the product sold. The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company's warranty liability include historical product-failure experience and estimated repair costs for identified matters. The Company regularly assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.
Concentration of Credit Risk
The Company's accounts receivables are comprised primarily of independent dealers and direct customers. The Company monitors and manages the credit risk associated with the individual dealers and direct customers. The independent dealers are responsible for assessing and assuming the credit risk of their customers, and may require their customers to provide deposits or other credit enhancement measures. Historically the Company has had a concentration of federal and local government receivables; however, they carry minimal credit risk.
Foreign Currency Translation
Results of foreign operations are translated into U.S. dollars using average exchange rates during the year, while assets and liabilities are translated into U.S. dollars using the exchange rates as of the balance sheet dates. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss).

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

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
Stock Options
The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model, which requires management to make certain assumptions of future expectations based on historical and current data. The assumptions include the expected term of the options, risk-free interest rate, expected volatility, and dividend yield. The expected term represents the expected amount of time that options granted are expected to be outstanding, based on historical and forecasted exercise behavior. The risk-free rate is based on the rate at grant date of zero-coupon U.S. Treasury Notes with a term equal to the expected term of the option. Expected volatility is estimated based on the historical volatility of the Company's stock price. The Company's dividend yield is based on historical data. The Company recognizes compensation expense using the straight-line method over the vesting period.
Restricted Stock and Restricted Stock Units
The fair value of restricted stock and restricted stock units, excluding market-based restricted stock units that are discussed below, is based upon the closing market price of the Company's common stock on the date of grant. The Company recognizes compensation expense using the straight-line method over the vesting period.
The fair value of the market-based restricted stock units is estimated at the date of grant using a lattice pricing model, which requires management to make certain assumptions based on both historical and current data. These awards vest based upon the performance of the Company's stock price relative to a peer group. The assumptions included in the model include, but are not limited to, risk-free interest rate, expected volatility of the Company's and the peer group's stock prices, and dividend yield. The risk-free rate is based upon the applicable U.S. Treasury Note rate. Expected volatility is estimated based on the historical volatility of the companies' stock prices. The dividend yield is based on the Company's historical data.
Pension and Other Postretirement Benefits
The Company sponsors two defined benefit pension plans and two other post-employment benefit plans ("OPEB"). Several statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liability related to the plans. Key factors include assumptions about the expected rates of return on plan assets, discount rates, and health care cost trend rates. The Company considers market and regulatory conditions, including changes in investment returns and interest rates, in making these assumptions.
The Company determines the expected long-term rate of return on plan assets based on aggregating the expected rates of return for each component of the plan's asset mix. The Company uses historic plan asset returns combined with current market conditions to estimate the rate of return. The expected rate of return on plan assets is a long-term assumption and generally does not change annually. The discount rate reflects the market rate for high-quality fixed income debt instruments as of the Company's annual measurement date and is subject to change each year.
Unrecognized actuarial gains and losses are recognized over the expected remaining service life of the employee group. Unrecognized actuarial gains and losses arise from several factors, including experience and assumption changes with respect to the obligations of the pension and OPEB plans, and from the difference between expected returns and actual returns on plan assets. These unrecognized gains and losses are systematically recognized as a change in future net periodic pension expense in accordance with the appropriate accounting guidance relating to defined benefit pension and other postretirement plans.
Key assumptions used in determining the amount of the obligation and expense recorded for the OPEB plans include the assumed discount rate and the assumed rate of increases in future health care costs. In estimating the health care cost trend rate, the Company considers actual health care cost experience, future benefit structures, industry trends and advice from its actuaries. The Company assumes that the relative increase in health care costs will generally trend downward over the next several years, reflecting assumed increases in efficiency and cost-containment initiatives in the health care system.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

In accordance with the appropriate accounting guidance, the Company has recognized the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligation) of the defined benefit pension and postretirement benefit plans in the consolidated balance sheets. To record the unfunded status of the plans, the Company recorded an additional liability and an adjustment to accumulated other comprehensive loss, net of tax. Other changes in the benefit obligation including net actuarial loss (gain), prior service cost (credit) or curtailment (gain) loss are recognized in other comprehensive income.
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
As of December 31, 2015, the Company changed the method it uses to estimate the interest cost component of net periodic benefit cost for pension and other postretirement benefits. This change will result in a decrease in the interest cost component for 2016, compared to the previous method. Historically, the Company estimated the interest cost component utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. The Company has elected to utilize a full yield curve approach in the estimation of this component by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The Company has made this change to provide a more precise measurement of interest cost by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. This change will not affect the measurement of the total benefit obligation at the annual measurement date, as the change in interest cost is completely offset by deferred actuarial (gains)/losses that will arise at the next annual measurement date. As this change is treated as a change in estimate inseparable from a change in accounting principle, the impact is reflected prospectively, and historical measurements of interest cost are not affected. This change in estimate is anticipated to reduce the Company's annual net periodic benefit expense in 2016 by approximately $2.7 million.
Segment Information
Accounting Standards Codification 280, Segment Reporting, defines that a segment for reporting purposes is based on the financial performance measures that are regularly reviewed by the “Chief Operating Decision Maker” to assess segment performance and to make decisions about a public entity's allocation of resources. Based on this guidance, the Company reports its segment results based on the following reportable segments: (i) Office; (ii) Studio; and (iii) Coverings. The Office segment serves corporate, government, healthcare, retail and other customers in the United States and Canada providing a portfolio of office furnishing solutions including systems, seating, storage, and KnollExtra ergonomic accessories, and other products. The Studio segment includes KnollStudio®, Knoll Europe, which sells Office and KnollStudio® products, and Holly Hunt Enterprises, Inc. The KnollStudio® portfolio includes a range of lounge seating; side, café and dining chairs; barstools; and conference, dining and occasional tables. HOLLY HUNT® produces and showcases custom made product including indoor and outdoor furniture, lighting, rugs, textiles and leathers. The Coverings segment includes, KnollTextiles®, Spinneybeck®, and Edelman®Leather. These businesses serve a wide range of customers offering high-quality textiles, felt, and leather.
Reclassifications
Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the current-year presentation.
New Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition, and most industry-specific guidance throughout the Accounting Standards Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for fiscal years beginning after December 15, 2017, and for interim periods therein. The guidance permits the use of either a full retrospective or modified retrospective transition method. The Company has not yet selected a transition method and is currently evaluating the impact of the amended guidance on the consolidated financial position, results of operations and related disclosures.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

In April 2015, the FASB issued ASU No. 2015-03 - Interest—Imputation of Interest (Subtopic 835-30). This ASU simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of the debt liability, which is consistent with the treatment of debt discounts. The new guidance should be applied on a retrospective basis, and upon transition, an entity is required to comply with the applicable disclosures necessary for a change in accounting principle. This ASU is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. The Company does not expect the impact of the adoption of this ASU to have a material impact on its consolidated financial position, results of operations and cash flows.
In July 2015, the FASB issued ASU 2015-11 - Inventory (Topic 330), which amends existing guidance for measuring inventories. This amendment will require the Company to measure inventories recorded using the first-in, first-out method at the lower of cost and net realizable value. This amendment does not change the methodology for measuring inventories recorded using the last-in, first-out method. This amendment will be effective for the Company on January 1, 2017. Early adoption is permitted. The Company does not expect the impact of the adoption of this ASU to have a material impact on its consolidated financial position, results of operations and cash flows.
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this ASU are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments in this ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company does not expect the impact of the adoption of this ASU to have a material impact on its consolidated financial position.
3. ACQUISITIONS
On February 3, 2014, the Company acquired Holly Hunt Enterprises, Inc. (HOLLY HUNT®). The acquisition advances the Company's strategy of building its global capability as a resource for high-design workplaces and homes, including the commercial contract, decorator to-the-trade and consumer markets. The aggregate purchase price for the acquisition was $95.0 million, plus certain contingent payouts of up to $16.0 million in the aggregate based on the future performance of the business. The purchase price was funded from borrowings under the Company's revolving credit facility. The Company recorded the acquisition of HOLLY HUNT using the acquisition method of accounting and recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The Company finalized the purchase accounting for the acquisition of HOLLY HUNT during the first quarter of 2015 as no additional adjustments were made from the fair values assigned since December 31, 2014. The results of operations of HOLLY HUNT have been included in the Company's Studio segment beginning February 3, 2014.
The amount of sales and net earnings that resulted from the acquisition and attributable to Knoll, Inc. stockholders included in the consolidated statements of operations and comprehensive income during the twelve months ended December 31, 2014 were as follows (in thousands):

Sales	$102,572
Net earnings attributable to Knoll, Inc. stockholders	$6,291

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

The following table summarizes the fair values assigned to the assets acquired and liabilities assumed as of the February 3, 2014 acquisition date (in thousands):

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
The following table summarizes the fair value of intangible assets as of the acquisition date (in thousands):

	Fair Value	Weighted-Average Useful Life
Intangible assets:
Tradename	$23,479	Indefinite
Non-competition agreements	2,440	4
Customer relationships	15,867	10
Total intangible assets	$41,786
The Company recorded acquisition costs in its consolidated statements of operations and comprehensive income, within selling, general, and administrative expenses during the year ended December 31, 2014 as follows (in thousands):

Accounting and legal fees	$435
Other	275
Total	$710
The following unaudited pro forma summary financial information presents the operating results of the combined company, assuming the acquisition had occurred as of January 1, 2013 (in thousands):

	Years Ended December 31,
	2014	2013
Pro forma sales	$1,058,115	$956,795
Pro forma net earnings attributable to Knoll, Inc. stockholders	$47,079	$25,450
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
The results of this acquisition have been included in the Company's results of operations as of the acquisition date. This acquisition strengthened the Company's portfolio of products that can be offered.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

4. RESTRICTED CASH
Included in the Company's consolidated balance sheets in cash and cash equivalents is restricted cash of $0.1 million and $0.6 million at December 31, 2015 and 2014, respectively. This restricted cash primarily represents a bond held in the United Kingdom in order to defer the payment of duties on imports into the United Kingdom.
5. INVENTORIES
Information regarding the Company's inventories is as follows (in thousands):

	December 31,
	2015	2014
Raw materials	$58,412	$54,376
Work-in-process	7,470	7,265
Finished goods	74,916	79,194
	$140,798	$140,835
Inventory reserves for obsolescence and other estimated losses were $8.3 million and $8.4 million at December 31, 2015 and 2014, respectively, and have been included in the amounts above.
6. PROPERTY, PLANT, AND EQUIPMENT, NET
Information regarding the Company's property, plant and equipment is as follows (in thousands):

	December 31,
	2015	2014
Land	$11,826	$13,138
Leasehold improvements	41,897	40,765
Buildings	63,122	66,262
Office equipment	28,596	26,095
Machinery and Equipment	226,198	235,320
Construction-in-progress	32,967	23,684
Property, plant and equipment	404,606	405,264
Accumulated depreciation	(232,464)	(240,245)
Property, plant, and equipment, net	$172,142	$165,019
During 2015, 2014 and 2013, the Company capitalized interest of approximately $0.3 million, $0.4 million and $0.2 million, respectively.
7. GOODWILL AND INTANGIBLE ASSETS, NET
Information regarding the Company's intangible assets is as follows (in thousands):

	December 31, 2015			December 31, 2014
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Indefinite-lived intangible assets:
Tradenames	$220,650	$—	$220,650	$231,300	$—	$231,300
Finite-lived intangible assets:
Various	34,545	(15,026)	19,519	34,215	(11,776)	22,439
Total	$255,195	$(15,026)	$240,169	$265,515	$(11,776)	$253,739

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

The Company completed the annual test of impairment for tradenames (indefinite-lived intangible assets) as of October 1, 2015. The Company estimated the fair value of the tradenames using a relief from royalty method under the income approach. The key assumptions for this method are revenue projections, royalty rates based on a consideration of market rates, and a discount rate (based on the weighted-average cost of capital). Based on the results of the annual impairment test, the Company determined that the Edelman Leather tradename was impaired as the estimated fair value of the Edelman Leather tradename was less than its respective carrying amount. The decline in the fair value of the Edelman Leather tradename was primarily the result of weaker than expected revenue performance in the current year and a corresponding reduction of future revenue expectations. These revenue reductions were primarily a result of lower sales to private aviation customers. The fair value of the Edelman Leather tradename is estimated to be $6.5 million, resulting in a non-cash pre-tax impairment charge of $10.7 million during the fourth quarter of 2015. The impairment charge was separately disclosed in the consolidated statements of operations. These fair value measurements fell within Level 3 of the fair value hierarchy as described in Note 2. A significant decline in expected revenue or a change in the discount rate may result in future impairment charges. Edelman Leather is included within the Company’s Coverings Segment.
The Company's amortization expense related to finite-lived intangible assets was $3.2 million, $3.1 million, and $1.0 million for the years ended December 31, 2015, 2014, and 2013, respectively. The expected amortization expense based on the finite-lived intangible assets as of December 31, 2015 is as follows (in thousands):

Estimated Amortization
2016	$3,237
2017	3,200
2018	2,375
2019	2,142
2020	2,046
The changes in the carrying amount of goodwill by reportable segment are as follows (in thousands):

	Office Segment	Studio Segment	Coverings Segment	Total
Balance as of December 31, 2014	$36,848	$55,111	$36,959	$128,918
Foreign currency translation adjustment	(1,349)	102	—	(1,247)
Balance as of December 31, 2015	$35,499	$55,213	$36,959	$127,671
8. OTHER CURRENT LIABILITIES
Information regarding the Company's other current liabilities is as follows (in thousands):

	December 31,
	2015	2014
Accrued employee compensation	$44,011	$35,030
Customer deposits	36,906	24,927
Warranty	8,513	8,180
Contingent payout	5,000	5,000
Other	20,478	20,828
Other current liabilities	$114,908	$93,965

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

9. INDEBTEDNESS
The Company's long-term debt is summarized as follows (in thousands):

	December 31,
	2015	2014
Balance of revolving credit facility	$37,000	$63,000
Balance of term loan	185,000	195,000
Total long-term debt	222,000	258,000
Less: Current maturities of long-term debt	10,000	10,000
Long-term debt	$212,000	$248,000
Credit Facilities
On May 20, 2014, the Company amended and restated its existing credit facility, dated February 3, 2012, with a new $500.0 million credit facility maturing on May 20, 2019, consisting of a revolving commitment in the amount of $300.0 million and a term loan commitment in the amount of $200.0 million (“Amended Credit Agreement”). The Amended Credit Agreement also includes an option to increase the size of the revolving credit facility or incur incremental term loans by up to an additional $200.0 million, subject to the satisfaction of certain terms and conditions.
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
At December 31, 2015 and 2014, the Company's interest rates were approximately 1.9% and 2.3%, respectively.
The Amended Credit Agreement requires the Company to comply with various affirmative and negative covenants, including without limitation (i) covenants to maintain a minimum specified interest coverage ratio and maximum specified net leverage ratio, and (ii) covenants that prevent or restrict the Company’s ability to pay dividends, engage in certain mergers or acquisitions, make certain investments or loans, incur future indebtedness, engage in sale-leaseback transactions, alter its capital structure or line of business, prepay subordinated indebtedness, engage in certain transactions with affiliates and sell stock or assets. The Company was in compliance with the Amended Credit Agreement covenants at December 31, 2015.
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

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

Deferred Financing Fees
In connection with the refinancing of the Company's previous credit facility during 2014, the Company wrote off $0.3 million of unamortized deferred financing fees associated with the previous credit facility and incurred $1.9 million in new financing fees that will be amortized as a component of interest expense over the life of the new facility through May 2019. Deferred financing fees, net of accumulated amortization, totaled $2.3 million and $2.9 million as of December 31, 2015 and 2014, respectively. Amortization expense related to the deferred financing fees, included in interest expense, was $0.7 million, $0.7 million, and $0.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Other Borrowings
The Company also has several revolving credit agreements with various European financial institutions. These credit agreements provide credit primarily for overdraft and working capital purposes. As of December 31, 2015, total credit available under such agreements was approximately $10.6 million, and the Company had no outstanding borrowings under the European credit facilities as of December 31, 2015 or 2014. There is currently no expiration date on these agreements. The interest rates on borrowings are variable and are based on the monetary market rate that is linked to each country's prime rate.
10. STOCKHOLDERS' EQUITY
Preferred Stock
The Company's Certificate of Incorporation authorizes the issuance of 10,000,000 shares of preferred stock with a par value of $1.00 per share. Subject to applicable laws, the Board of Directors is authorized to provide for the issuance of preferred shares in one or more series, for such consideration and with designations, powers, preferences and relative, participating, optional or other special rights and the qualifications, limitations or restrictions thereof, as shall be determined by the Board of Directors. There was no preferred stock outstanding as of December 31, 2015, 2014 or 2013.

Common Stock
The following table demonstrates the change in the number of shares of common stock outstanding during the years ended December 2015, 2014, and 2013 (excludes non-voting restricted shares).

Shares outstanding as of December 31, 2012	46,774,573
Purchase of common stock	(211,546)
Shares issued under stock incentive plan, net of awards surrender to pay applicable taxes	162,549
Exercise of stock options	330,895
Shares issued to Board of Directors in lieu of cash	2,987
Shares outstanding as of December 31, 2013	47,059,458
Purchase of common stock	(270,467)
Shares issued under stock incentive plan, net of awards surrender to pay applicable taxes	319,773
Exercise of stock options	375,718
Shares issued to Board of Directors in lieu of cash	3,028
Shares outstanding as of December 31, 2014	47,487,510
Purchase of common stock	(260,088)
Shares issued under stock incentive plan, net of awards surrender to pay applicable taxes	218,458
Exercise of stock options	377,671
Shares issued to Board of Directors in lieu of cash	4,528
Shares outstanding as of December 31, 2015	47,828,079
Treasury Stock
As of December 31, 2015 and 2014, the Company held 15,781,331 and 15,390,371 treasury shares, respectively. The Company records repurchases of its common stock for treasury at cost.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	Beginning Balance	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Ending Balance
December 31, 2013
Pension and other postretirement liability adjustment	$(45,958)	$59,743	$(23,014)	$36,729	$(9,229)
Foreign currency translation adjustment	19,180	(4,814)	—	(4,814)	14,366
Accumulated other comprehensive income (loss)	$(26,778)	$54,929	$(23,014)	$31,915	$5,137
December 31, 2014
Pension and other postretirement liability adjustment	$(9,229)	$(41,906)	$16,358	$(25,548)	$(34,777)
Foreign currency translation adjustment	14,366	(12,271)	—	(12,271)	2,095
Accumulated other comprehensive income (loss)	$5,137	$(54,177)	$16,358	$(37,819)	$(32,682)
December 31, 2015
Pension and other postretirement liability adjustment	$(34,777)	$19,728	$(7,783)	$11,945	$(22,832)
Foreign currency translation adjustment	2,095	(16,581)	—	(16,581)	(14,486)
Accumulated other comprehensive income (loss)	$(32,682)	$3,147	$(7,783)	$(4,636)	$(37,318)
The following reclassifications were made from accumulated other comprehensive income (loss) to the statements of operations are as follows (in thousands):

	December 31,
	2015	2014	2013
Amortization of pension and other post-retirement liability adjustments
Prior Service Credits (1)	$852	$2,019	$3,364
Actuarial Losses (1)	(6,167)	(2,540)	(9,390)
Loss recognized during settlement	—	(6,509)	—
Total Before Tax	(5,315)	(7,030)	(6,026)
Tax Benefit	(1,929)	(2,714)	(2,410)
Net of Tax	$(3,386)	$(4,316)	$(3,616)
(1) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension costs. See Note 16 for additional information.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

11. EARNINGS PER SHARE
Basic earnings per share excludes the dilutive effect of common shares that could potentially be issued due to the exercise of stock options and unvested restricted stock and restricted stock units, and is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share includes the effect of shares and potential shares and units issued under the stock incentive plans. The following table sets forth the reconciliation from basic to dilutive average common shares (in thousands):

	December 31,
	2015	2014	2013
Numerator:
Net earnings attributable to Knoll, Inc. stockholders	$65,963	$46,596	$23,184

Denominator:
Denominator for basic earnings per shares - weighted-average shares	47,747	47,347	46,917
Effect of dilutive securities:
Potentially dilutive shares resulting from stock plans	691	721	742
Denominator for diluted earnings per share - weighted-average shares	48,438	48,068	47,659
Antidilutive equity awards not included in weighted-average common shares—diluted	4	144	164

Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$1.38	$0.98	$0.49
Diluted	$1.36	$0.97	$0.49
12. DERIVATIVE FINANCIAL INSTRUMENTS
The Company entered into no derivative contracts during the year ended December 31, 2015. The Company entered into one derivative contract during the year ended December 31, 2014, and the contract expired unexercised during 2014. The Company entered into two derivative contracts during the year ended December 31, 2013. Both contracts entered into during 2013 expired unexercised during 2013. There were no outstanding derivative contracts as of December 31, 2015 or 2014.
13. COMMITMENTS AND CONTINGENCIES
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
Collective Bargaining
At December 31, 2015, the Company employed a total of 3,386 people.  Approximately 11.3% of the total number of employees are represented by unions globally. The Grand Rapids, Michigan Plant is the only unionized plant within the U.S. and has an agreement with the Carpenters Union, Local 1615, of the United Brotherhood of Carpenters and Joiners of America, Affiliate of the Carpenters Industrial Council, covering approximately 200 hourly employees. The Collective Bargaining Agreement expires April 26, 2018. Approximately 182 workers in Italy are also represented by state-sponsored unions.  The union contracts under which these Italian workers are represented expire in 2016.
Warranty
The Company provides for estimated product warranty expenses when related products are sold and are included within other current liabilities. Because warranty estimates are forecasts that are based on the best available information, primarily historical claims experience, future warranty claims may differ from the amounts provided.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

Changes in the warranty reserve are as follows (in thousands):

	2015	2014	2013
Balance, beginning of the year	$8,180	$8,214	$7,852
Provision for warranty claims	7,249	6,664	7,092
Warranty claims paid	(6,801)	(6,631)	(6,716)
Foreign currency translation adjustment	(115)	(67)	(14)
Balance, end of the year	$8,513	$8,180	$8,214

14. INCOME TAXES
Income before income tax expense consists of the following (in thousands):

	2015	2014	2013
U.S. operations	$77,996	$61,353	$32,328
Foreign operations	25,423	14,397	6,574
Total	$103,419	$75,750	$38,902
Income tax expense is comprised of the following (in thousands):

	2015	2014	2013
Current:
Federal	$24,988	$20,154	$6,665
State	6,101	4,472	1,903
Foreign	6,224	4,808	3,621
Total current	37,313	29,434	12,189
Deferred:
Federal	(1,098)	(1,315)	4,135
State	505	753	607
Foreign	751	293	(1,213)
Total deferred	158	(269)	3,529
Income tax expense	$37,471	$29,165	$15,718

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

The following table sets forth the tax effects of temporary differences that give rise to the deferred tax assets and liabilities (in thousands):

	December 31, 2015	December 31, 2014
Deferred tax assets
Accounts receivable, principally due to allowance for doubtful accounts	$2,949	$2,750
Inventories	4,707	3,883
Net operating loss carryforwards	7,260	8,626
Accrued pension	25,939	27,598
Stock-based compensation	5,813	5,794
Compensation-related accruals	5,131	4,218
Warranty	3,245	2,893
Obligation for postretirement benefits other than pension	2,131	3,706
Accrued liabilities and other items	8,195	9,247
Gross deferred tax assets	65,370	68,715
Valuation allowance	(6,317)	(7,901)
Net deferred tax assets	59,053	60,814
Deferred tax liabilities:
Intangibles	84,931	86,464
Plant and equipment	29,596	22,685
Gross deferred tax liabilities	114,527	109,149
Net deferred tax liabilities	$(55,474)	$(48,335)
Income taxes paid, net of refunds received, by the Company during 2015, 2014, and 2013, totaled $40.8 million, $18.6 million, and $18.3 million, respectively.
As of December 31, 2015, the Company had net operating loss carryforwards totaling approximately $29.4 million in Brazil, the United Kingdom, and Germany. The net operating loss carryforwards may be carried forward indefinitely. The Company provides a valuation allowance against certain net foreign deferred tax assets (principally the net operating loss carryforwards) due to the uncertainty that they can be realized.
The following table sets forth a reconciliation of the statutory federal income tax rate to the effective income tax rate:

	2015	2014	2013
Federal statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) in the tax rate resulting from:
State taxes, net of federal effect	4.4%	3.5%	3.7%
Effect of tax rates of other countries	(2.4)%	(0.4)%	0.2%
Section 199 deduction	(0.9)%	(1.2)%	(1.7)%
Change in Contingency Reserve	(0.2)%	0.7%	2.0%
Limitation on deduction of officer’s compensation	0.5%	1.5%	2.6%
Other	(0.2)%	(0.6)%	(1.4)%
Effective tax rate	36.2%	38.5%	40.4%
As of December 31, 2015, there is $104.2 million of cumulative earnings overseas. Approximately $12.4 million has been subject to tax under the U.S. Subpart F of Section 954 provisions. Accordingly, $91.8 million of earnings have not been subject to U.S. tax and are reinvested indefinitely. It is not practical to estimate the amount of U.S. tax that would result upon the eventual repatriation of such earnings.
As of December 31, 2015 and 2014, the Company had unrecognized tax benefits of approximately $4.4 million and $4.9 million, respectively. The entire amount of the unrecognized tax benefits would reduce the effective tax rate if recognized.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

The following table summarizes the activity related to the Company's unrecognized tax benefits during 2015, 2014, and 2013 (in thousands):

	2015	2014	2013
Balance, beginning of the year	$4,922	$4,611	$4,039
Additions for tax position related to the current year	125	125	691
Additions for tax position related to the prior year	134	350	—
Decreases for tax position related to the prior year	(774)	—	—
Prior year reductions:
Lapse of statute of limitations	—	(164)	(119)
Balance, end of the year	$4,407	$4,922	$4,611
Included in the unrecognized tax benefits at December 31, 2015 is $3.0 million associated with errors on previously reported income tax returns. It is anticipated that amended returns will be filed to report the incremental taxable income within the next three months.
During 2015, 2014, and 2013, respectively, the Company recognized approximately $0.1 million, $0.2 million and $0.2 million of interest and penalties. The Company has accrued approximately $0.5 million and $0.5 million for the payment of interest and penalties as of December 31, 2015 and 2014, respectively.
As of December 31, 2015, the Company is subject to U.S. Federal Income Tax examination for the tax years 2012 through 2015, and to non-U.S. income tax examination for the tax years 2006 to 2015. In addition, the Company is subject to state and local income tax examinations for the tax years 2006 through 2015.
15. LEASES
The Company has commitments under operating leases for certain machinery and equipment as well as manufacturing, warehousing, showroom and other facilities used in its operations. Some of the leases contain renewal provisions and generally require the Company to pay certain operating expenses, including utilities, insurance and taxes, which are subject to escalation. At times the Company enters into lease agreements which contain a provision for cash abatements related to certain leasehold improvements. These abatements are recognized on a straight-line basis as a reduction to rent expense over the lease term. The unamortized portions as of December 31, 2015 and 2014 were $15.8 million and $9.2 million, respectively. Total rent expense for 2015, 2014, and 2013 was $28.6 million, $28.8 million, and $18.8 million, respectively. Future minimum rental payments required, excluding maintenance and other miscellaneous charges, under those operating leases are as follows (in thousands):

Future Minimum Rental Payments
2016	$26,228
2017	24,823
2018	22,625
2019	16,688
2020	14,371
Subsequent years	39,973
Total minimum lease payments	$144,708
16. PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company has two domestic defined benefit pension plans and two plans providing for other postretirement benefits, including medical and life insurance coverage. One of the pension plans and one of the OPEB plans cover eligible U.S. nonunion employees while the other pension plan and OPEB plan cover eligible U.S. union employees. The Company uses a December 31 measurement date for both of these plans.
During 2014, the Company offered a one-time lump sum payment option to terminated vested participants in exchange for the right to receive future pension payments. As a result, the Company settled $30.2 million of benefit obligations and recorded a $6.1 million settlement charge during the year ended December 31, 2014.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

During 2015, the Company approved amendments, effective December 31, 2015, to both the union and nonunion U.S. defined benefit pension plans. The Company also amended its remaining postretirement medical plan, effective May 1, 2015. The amendments eliminated the accrual of future benefits for all participants in the defined benefit pension plans and the postretirement medical plan. These amendments resulted in a curtailment gain of approximately $7.1 million. As the plans had unrealized losses in excess of the reduction of the projected benefit obligation at the date of amendment, the gain was recorded as a reduction of the projected benefit obligation and a corresponding reduction of unrealized losses within accumulated other comprehensive loss.
The following table sets forth a reconciliation of the related benefit obligation and plan assets related to the benefits provided by the Company (in thousands):

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Change in projected benefit obligation:
Projected benefit obligation at beginning of the period	$296,416	$261,714	$9,804	$10,063
Service cost	7,457	6,937	5	23
Interest cost	12,350	13,341	289	385
Plan amendments	—	—	(1,684)	—
Participant contributions	—	—	281	326
Actuarial (gain) loss	(21,134)	58,922	(1,182)	(362)
Benefits paid	(15,867)	(36,476)	(1,219)	(1,324)
Liability (gain) loss related to curtailment	(5,413)	—	—	693
Liability (gain) related to settlement	—	(8,022)	—	—
Projected benefit obligation at end of the period	$273,809	$296,416	$6,294	$9,804
Accumulated benefit obligation at end of the period	$273,388	$290,933	$—	$—
Change in plan assets:
Fair value of plan assets at beginning of the period	$225,862	$244,302	$—	$—
Actual return on plan assets	(50)	18,036	—	—
Employer contributions	611	—	938	998
Participant contributions	—	—	281	326
Benefits paid	(15,867)	(6,270)	(1,219)	(1,324)
Benefits paid related to settlement	—	(30,206)	—	—
Fair value of plan assets at the end of period	$210,556	$225,862	$—	$—
Funded status	$(63,253)	$(70,554)	$(6,294)	$(9,804)
Assumptions used in computing the benefit obligation as of December 31, 2015 and 2014 were as follows:

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Discount rate	4.55 - 4.65%	4.20 - 4.27%	2.30 - 4.51%	3.03 - 4.20%
Expected return on plan assets	7.10%	7.10%	N/A	N/A
Rate of compensation increase	2.50%	2.50%	N/A	N/A

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

The following table presents the fair value of the Company's pension plan investments as of December 31, 2015 and 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
Equity Securities
U.S. equity securities	$110,705	$—	$—	$110,705
Non-U.S. equity securities	20,866	—	—	20,866
Debt Securities
Fixed income funds and cash investment funds	78,985	—	—	78,985
December 31, 2015	$210,556	$—	$—	$210,556

Equity Securities
U.S. equity securities	$115,102	$—	$—	$115,102
Non-U.S. equity securities	22,081	—	—	22,081
Debt Securities
Fixed income funds and cash investment funds	88,679	—	—	88,679
December 31, 2014	$225,862	$—	$—	$225,862
See Note 2 of the consolidated financial statements for the description of the levels of the fair value hierarchy.

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
	(in thousands)
Amounts recognized in the consolidated balance sheets consist of:
Current liabilities	$—	$—	$(818)	$(1,039)
Noncurrent liabilities	(63,253)	(70,554)	(5,476)	(8,765)
Net amount recognized	$(63,253)	$(70,554)	$(6,294)	$(9,804)
Amounts recognized in accumulated other comprehensive income (loss) before taxes:
Net actuarial loss	$40,493	$58,780	$474	$1,018
Prior service cost (credit)	—	—	(3,600)	(2,768)
Net amount recognized	$40,493	$58,780	$(3,126)	$(1,750)
The following table sets forth other changes in the benefit obligation recognized in other comprehensive income for the Company's pension and other postretirement benefits plans (in thousands):

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Net actuarial loss (gain)	$(6,629)	$48,606	$(687)	$330
Prior service cost/(credit)	—	—	(1,684)	—
Curtailment (gain)/loss	(5,413)	—	—	—
Amortization of:
Prior service (credit) cost	—	(10)	852	2,029
Actuarial (gain) loss	(6,311)	(2,006)	144	(534)
Gain recognized related to settlement	—	(6,060)	—	—
Gain recognized related to curtailment	—	—	—	(449)
Total recognized in OCI	$(18,353)	$40,530	$(1,375)	$1,376

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

The net actuarial gain of $6.6 million in 2015 was mainly due to improved discount rates over the course of 2015 and the mortality improvement scale was updated to MP-2015, still using the RP- 2014 base table. The net actuarial loss of $48.6 million in 2014 was mainly due to lower discount rates as compared to 2013 and the change in the mortality tables from the RP-2000 mortality tables to the RP-2014 mortality tables.
The estimated net actuarial loss for the defined benefit pension plans included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2016 is $0.5 million.
The following table sets forth the components of the net periodic benefit cost for the Company's pension and other postretirement benefit plans (in thousands):

	Pension Benefits			Other Benefits
	2015	2014	2013	2015	2014	2013
Service cost	$7,457	$6,937	$8,009	$5	$23	$37
Interest cost	12,350	13,341	12,066	289	385	325
Expected return on plan assets	(14,455)	(15,743)	(13,912)	—	—	—
Amortization of prior service cost (credit)	—	10	14	(852)	(2,029)	(3,378)
Recognized actuarial loss	6,311	2,006	8,623	(144)	534	767
Settlement and curtailment related expense	—	6,060	—	—	449	—
Net periodic benefit cost	$11,663	$12,611	$14,800	$(702)	$(638)	$(2,249)
For the years ended December 31, 2015, 2014 and 2013, $6.5 million, $7.3 million and $9.0 million of pension expense was recorded in cost of sales and $5.2 million, $5.3 million and $5.8 million was recorded in selling, general, and administrative expenses, respectively.
Assumptions used to determine net periodic benefit cost for the years ended December 31, 2015, 2014, and 2013 were as follows:

	Pension Benefits			Other Benefits
	2015	2014	2013	2015	2014	2013
Discount rate	4.18 - 4.54%	5.10 - 5.18%	4.30 - 4.40%	1.69 - 4.20%	2.69 - 5.05%	2.25 - 4.25%
Expected return on plan assets	7.10%	7.10%	7.10%	N/A	N/A	N/A
Rate of compensation increase	2.50%	2.50%	2.50%	N/A	N/A	N/A
The expected long-term rate of return on assets is based on management's expectations of long-term average rates of return to be earned on the investment portfolio. In establishing this assumption, management considers historical and expected returns for the asset classes in which the plan assets are invested.
For purposes of measuring the benefit obligation associated with the Company's other postretirement benefit plans as of December 31, 2015, as well as the assumed rate for 2016, an annual rate increase of 6.00% to 6.50% in the per capita cost of covered health care benefits was assumed and a 12.0% annual rate of increase in the per capita cost of covered prescription drug benefits was assumed. The rates were then assumed to decrease to an ultimate rate of 4.5% for 2022 and thereafter. For purposes of measuring the net periodic benefit cost for 2015 associated with the Company's other postretirement benefits plans, a 7.8% to 8.3% annual rate of increase in the per capita cost of covered medical benefits was assumed and a 7.00% annual rate of increase in the per capita cost of covered prescription drug benefits was assumed. The rate was then assumed to decrease to an ultimate rate of 5.0% for 2022 for both the medical plan and prescription drug plan and thereafter. Increasing the assumed health care cost trend rate by 1.0% would increase the benefit obligation as of December 31, 2015 by $137,000 and increase the aggregate of the service and interest cost components of net periodic benefit cost for 2015 by $7,000. Decreasing the assumed health care cost trend rate by 1.0% would decrease the benefit obligation as of December 31, 2015 by $130,000 and decrease the aggregate of the service and interest cost components of net periodic benefit cost for 2015 by $7,000.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

The Company's pension plans' weighted-average asset allocations as of December 31, 2015 and 2014, by asset category were as follows:

	Plan Assets at December 31,
	2015	2014
Asset Category:
Temporary investment funds	1%	4%
Equity investment funds	63%	61%
Fixed income funds	36%	35%
Total	100%	100%
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
The Company expects to contribute $1.9 million to its pension plans and $0.8 million to its other postretirement benefit plans in 2016. Estimated future benefit payments under the pension and other postretirement plans are as follows (in thousands):

	Pension Benefits	Other Benefits
2016	$15,906	$817
2017	16,576	784
2018	16,626	683
2019	16,681	622
2020	17,938	556
2021 - 2025	89,655	2,058
The Company also sponsors 401K retirement savings plans for all U.S. associates who do not participate in the Company's pension plans. Under the 401K retirement savings plans, participants may defer a portion of their earnings up to the annual contribution limits established by the Internal Revenue Service. The Company's total expense under the 401K plans for U.S. employees was $5.6 million for 2015, $2.5 million for 2014 and $2.0 million for 2013. Employees of the Canadian, Belgium and United Kingdom operations also participate in defined contribution pension plans sponsored by the Company. The Company's expense related to these plans for 2015, 2014, and 2013 was $1.0 million, $1.2 million, and $1.2 million, respectively.
17. STOCK PLANS
As of December 31, 2015, the Company sponsors three stock incentive plans under which awards denominated or payable in shares, units or options to purchase shares of Knoll common stock may be granted to officers, certain other employees, directors and consultants of the Company. In May 2007, the Company approved the 2007 Stock Incentive Plan which authorized the issuance of 2,000,000 shares of common stock; as of December 31, 2015, 7,306 shares remained available for issuance under this plan. In May 2010, the Company approved the 2010 Stock Incentive Plan which authorized the issuance of 2,000,000 shares of common stock; as of December 31, 2015, 467,617 shares remained available for issuance under this plan. In May 2013, the Company approved the 2013 Stock Incentive Plan which authorized the issuance of 2,000,000 shares of common stock; as of December 31, 2015, 1,578,979 shares remained available for issuance under this plan. As of December 31, 2015, an aggregate of 2,053,902 total shares remained available for issuance under these plans.
A Committee of the Board of Directors currently consisting of the Compensation Committee of the Company's Board of Directors, has sole discretion concerning administration of the plans including selection of individuals to receive awards, types of awards, the terms and conditions of the awards and the time at which awards will be granted.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

Restricted Shares and Restricted Stock Units
During 2013, the Company granted 441,629 restricted shares to certain key employees and the Company's Board of Directors at the weighted-average fair value of $16.56 per restricted share at the date of grant. The majority of these awards cliff vest on the third anniversary of the grant date.
During 2014, the Company granted 1,106,919 of restricted shares and restricted stock units to certain key employees and the Company's Board of Directors. 462,773 of these awards were granted at the weighted-average fair value of $15.43 per restricted share at the date of grant. The majority of these awards cliff vest on the third anniversary of the grant date. 200,000 of these awards were granted at the weighted-average fair value of $18.72 per restricted share and cliff vest on the fourth anniversary of the grant date. 331,896 of these awards were granted at the weighted-average fair value of $17.34 per restricted stock unit. These awards vest based upon the Company achieving certain cumulative operating performance target goals over the next three years. 112,250 of these awards were granted at the weighted-average fair value of $8.24 per restricted stock unit. These awards vest based upon the performance of the Company's stock price relative to a peer group over the next three years.
During 2015, the Company granted 314,360 of restricted shares and restricted stock units to certain key employees and the Company's Board of Directors. 168,360 of these awards were granted at the weighted-average fair value of $21.59 per restricted share at the date of grant. The majority of these awards cliff vest on the third anniversary of the grant date. 73,000 of these awards were granted at the weighted-average fair value of $21.64 per restricted stock unit. These awards vest based upon the Company achieving certain cumulative operating performance target goals over the next three years. 73,000 of these awards were granted at the weighted-average fair value of $12.14 per restricted stock unit. These awards vest based upon the performance of the Company's stock price relative to a peer group over the next three years.
The following table summarizes the Company's restricted stock activity during the year:

	Restricted Stock	Weighted-Average Fair Value
Outstanding at December 31, 2014	1,235,904	$16.38
Granted	168,360	21.59
Forfeited	(86,250)	16.23
Vested	(324,081)	21.68
Outstanding at December 31, 2015	993,933	$17.34
The following table summarizes the Company's restricted stock units activity during the year:

	Restricted Stock Units	Weighted-Average Fair Value	Restricted Stock Units Performance Based	Weighted-Average Fair Value	Restricted Stock Units Market Based	Weighted-Average Fair Value
Outstanding at December 31, 2012	110,000	$14.04	—	$—	—	$—
Granted	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Vested	(15,000)	14.04	—	—	—	—
Outstanding at December 31, 2013	95,000	$14.04	—	$—	—	—
Granted	—	—	331,896	17.34	112,250	8.24
Forfeited	—	—	(8,813)	15.19	(8,813)	8.14
Vested	(15,000)	14.04	—	—	—	—
Outstanding at December 31, 2014	80,000	$14.04	323,083	$17.36	103,437	$8.18
Granted	—	—	73,000	21.64	73,000	12.14
Forfeited	—	—	(15,625)	15.92	(15,625)	8.93
Vested	(35,000)	14.04	—	—	—	—
Outstanding at December 31, 2015	45,000	$14.04	380,458	$18.28	160,812	$10.12

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

Stock Options
The following table summarizes the Company's stock option activity for the preceding three years.

	Number of Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	1,364,284	$13.84	3.53	$3,686,098
Exercised	(330,895)	11.98		1,739,700
Forfeited	(10,000)	10.24		42,400
Outstanding at December 31, 2013	1,023,389	$14.48	2.71	$4,625,520
Exercised	(375,718)	12.93		2,237,704
Outstanding at December 31, 2014	647,671	$15.37	2.16	$4,016,809
Exercised	(377,671)	$14.98		$2,496,218
Outstanding at December 31, 2015	270,000	$15.93	1.44	$1,203,600
Exercisable at December 31, 2015	262,000	$15.93	1.30	$1,181,040
The following table summarizes information regarding stock options outstanding and exercisable at December 31, 2015:

	Options Outstanding			Options Exercisable
Ranges of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$10.24 - $15.00	140,000	1.09	$10.61	140,000	$10.61
$15.01 - $18.77	20,000	6.12	15.98	12,000	15.98
$18.78 - $23.47	110,000	1.03	22.69	110,000	22.69
$10.24 - $23.47	270,000	1.44	$15.93	262,000	$15.93
A summary of the status of the Company's non-vested options as of December 31, 2015 and 2014, and changes during the year ended December 31, 2015, is presented below.

	Number of Options	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2014	12,000	$6.26
Vested	(4,000)	6.26
Non-vested at December 31, 2015	8,000	$6.26
The total fair value of options vested during both 2015 and 2014 were less than $0.1 million, respectively. For 2013, the total fair value of options vested was $0.9 million.
Total Awards
Compensation costs related to stock-based compensation for the years ended December 31, 2015, 2014, and 2013 totaled $8.3 million pre-tax ($5.3 million after-tax), $7.8 million pre-tax ($4.8 million after-tax), and $10.5 million pre-tax ($6.3 million after-tax), respectively, and are included within selling, general, and administrative expenses.
At December 31, 2015, the total compensation cost related to non-vested awards not yet recognized equaled $11.8 million for restricted stock awards and restricted stock units, with minimal costs related to non-vested stock options. The weighted-average remaining period over which the cost is to be recognized is 1.5 years.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

18. SEGMENT AND GEOGRAPHIC REGION INFORMATION
The following information below categorizes certain financial information into the Company's reportable segments for the years ended December 31, 2015, 2014, and 2013 (in thousands):

	2015	2014	2013
SALES
Office	$686,943	$656,228	$599,131
Studio	303,838	279,167	154,083
Coverings	113,661	114,899	109,038
Knoll, Inc.	$1,104,442	$1,050,294	$862,252
INTERSEGMENT SALES (1)
Office	$1,640	$2,776	$1,698
Studio	6,184	5,918	6,594
Coverings	8,358	10,576	9,722
Knoll, Inc.	$16,182	$19,270	$18,014
DEPRECIATION AND AMORTIZATION
Office	$14,945	$13,747	$13,116
Studio	5,565	5,313	2,085
Coverings	769	982	1,160
Knoll, Inc.	$21,279	$20,042	$16,361
OPERATING PROFIT
Office	$43,143	$21,964	$13,982
Studio	43,335	33,567	15,335
Coverings	14,632	21,312	12,096
Knoll, Inc.(2)	$101,110	$76,843	$41,413
CAPITAL EXPENDITURES
Office	$27,058	$33,541	$25,615
Studio	4,241	8,075	3,063
Coverings	648	285	701
Knoll, Inc.	$31,947	$41,901	$29,379
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

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

The Company's net sales by product category were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Office Systems	$432,655	$429,503	$392,700
Seating	117,799	108,635	109,650
Files and Storage	86,099	84,297	68,185
Studio	303,838	279,167	154,083
Coverings	113,661	114,899	109,038
Other	50,390	33,793	28,596
Total	$1,104,442	$1,050,294	$862,252
The Company markets its products in the United States and internationally, with its principal international markets being Canada and Europe. The table below contains information about the geographical areas in which the Company operates. Sales are attributed to the geographic areas based on the origin of sale, and property, plant, and equipment, net is based on the geographic area in which the asset resides (in thousands):

	United States	Canada	Europe	Consolidated
2015
Sales	$979,221	$36,163	$89,058	$1,104,442
Property, plant, and equipment, net	137,863	20,919	13,360	172,142
2014
Sales	$928,733	$32,811	$88,750	$1,050,294
Property, plant, and equipment, net	123,821	25,669	15,529	165,019
2013
Sales	$752,347	$36,240	$73,665	$862,252
Property, plant, and equipment, net	94,896	27,938	15,059	137,893
19. OTHER INCOME, NET
The components of other (income) expense, net are as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Foreign exchange gains	$(9,130)	$(5,801)	$(3,502)
Other, net	(44)	(484)	72
Other income, net	$(9,174)	$(6,285)	$(3,430)
20. RESTRUCTURING AND OTHER CHARGES
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

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

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
During 2015, the Company approved additional restructuring actions. The Company closed a HOLLY HUNT® showroom in Brazil that was opened prior to the acquisition of HOLLY HUNT®. As a result of these actions, restructuring charges of $0.4 million were recorded in the Studio segment. Also in 2015, the Company approved certain restructuring actions in the Office segment intended to streamline the corporate structure resulting in restructuring charges of $0.5 million. Both of these charges relate to cash severance and employment termination related expenses. The Company does not expect any additional charges related to these restructuring actions in the future, and the Company anticipates that the remaining liability will be paid in the next twelve months. Below is a rollforward of the restructuring liability that is recorded within other current liabilities in the accompanying balance sheets (in thousands):

	Office Segment	Studio Segment	Coverings Segment	Total
Balance, December 31, 2013	2,129	2,975	—	5,104
Additions	2,199	—	318	2,517
Payments	(3,194)	(2,078)	(302)	(5,574)
Adjustments to accrual	(88)	(897)	—	(985)
Balance, December 31, 2014	$1,046	$—	$16	$1,062
Additions	455	441	—	896
Payments	(898)	(319)	(16)	(1,233)
Balance, December 31, 2015	$603	$122	$—	$725
21. FAIR VALUE OF FINANCIAL INSTRUMENTS
Financial Instruments
The fair values of the Company’s cash and cash equivalents, accounts receivable, and accounts payable approximate carrying value due to their short maturities.
The fair value of the Company’s long-term debt approximates its carrying value, as it is variable rate debt and the terms are comparable to market terms as of the balance sheet dates, and are classified as Level 2.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table represents the assets and liabilities, measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Fair Value as of December 31, 2015				Fair Value as of December 31, 2014
Liabilities:	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Contingent purchase price payment	$—	$—	$11,000	$11,000	$—	$—	$16,000	$16,000
Pursuant to the agreement governing the acquisition of HOLLY HUNT®, the Company may be required to make annual contingent purchase price payments. The payouts are based upon HOLLY HUNT® reaching an annual net sales target, for each year through 2016, and are paid out on or around February 20 of the following calendar year. The Company classifies this as a Level 3 measurement and is required to remeasure this liability at fair value on a recurring basis. The fair value of such contingent purchase price payments was determined at the time of acquisition based upon net sales projections for HOLLY HUNT® for 2014, 2015, and 2016. The Company paid $5.0 million of the $16.0 million contingent purchase price in 2015, as a result of HOLLY HUNT® achieving the 2014 net sales projections. Excluding the initial recognition of the liability for the contingent purchase price payments and payments made to reduce the liability, any changes in the fair value would be included within selling, general and administrative expenses.
There were no additional assets and/or liabilities recorded at fair value on a recurring basis as of December 31, 2015 or 2014.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The following table represents non-recurring fair value amounts (as measured at the time of adjustment) for those assets remeasured to fair value on a nonrecurring basis as of October 1, 2015 (in thousands):

	Fair Value Measurements
	at December 31, 2015
Description	Total	Level 1	Level 2	Level 3	Total Impairment
Edelman Leather tradename (1)	$6,500	—	—	$6,500	$10,650
(1) The Company estimated the fair value of the indefinite-life intangible asset using the relief-from-royalty method under the income approach as of October 1, 2015. The Company used a royalty rate of 2.5% based on comparable market rates and a discount rate of 12.0%.
Based on the results of the 2015 annual impairment test, the Company determined that the Edelman Leather tradename was impaired. Refer to Note 7 for more details regarding the impairment testing.
There were no additional assets and/or liabilities remeasured to fair value on a nonrecurring basis as of December 31, 2015 or 2014 and for the years then ended.
22. QUARTERLY RESULTS (UNAUDITED)
The following tables contain selected unaudited Consolidated Statements of Operations and Comprehensive Income data for each quarter for the years ended December 31, 2015 and 2014. The operating results for any quarter are not necessarily indicative of results for any future period. The quarterly results are as follows (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2015
Sales	$266,498	$268,622	$263,588	$305,734	$1,104,442
Gross profit	95,309	101,191	101,207	114,425	412,132
Net earnings	17,435	17,222	17,861	13,430	65,948	(1)
Net earnings attributable to Knoll, Inc. stockholders	17,443	17,239	17,833	13,448	65,963	(1)
Earnings per share—Basic	$0.37	$0.36	$0.37	$0.28	$1.38
Earnings per share—Diluted	$0.36	$0.36	$0.37	$0.28	$1.36

2014
Sales	$229,601	$265,943	$268,297	$286,453	$1,050,294
Gross profit	76,598	97,274	94,962	102,850	371,685
Net earnings	7,832	10,841	15,597	12,316	46,585	(2)
Net earnings attributable to Knoll, Inc. stockholders	7,826	10,855	15,628	12,288	46,596	(2)
Earnings per share—Basic	$0.17	$0.23	$0.33	$0.26	$0.98
Earnings per share—Diluted	$0.16	$0.23	$0.33	$0.26	$0.97
_______________________________________________________________________________
(1) During 2015, the Company recorded $0.9 million of pre-tax restructuring charges. These charges of $0.4 million and $0.5 million were incurred in the third and fourth quarters of 2015, respectively. Additionally, during the fourth quarter of 2015, the Company recorded an intangible asset impairment charge of $10.7 million.
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
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.    We, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report (December 31, 2015) ("Disclosure Controls"). Based upon the Disclosure Controls evaluation, our principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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
Our management assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2015.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, the Company’s independent registered public accounting firm, as stated in their report included in Item 8, “Financial Statements and Supplementary Data.”
Remediation of Previously Identified Material Weakness. The material weakness that was previously disclosed as of December 31, 2014 was remediated as of December 31, 2015. See Item 9A, “Controls and Procedures—Management's annual report on internal control over financial reporting” and Item 9A, “Controls and Procedures—Management's plans for remediation” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and “Controls and Procedures” contained in the Company’s subsequent Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015, June 30, 2015 and September 30, 2015, for disclosure of information about the material weakness that was reported as a result of the Company’s annual assessment as of December 31, 2014 and remediation actions to address this material weakness. As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015, June 30, 2015 and September 30, 2015, the Company has implemented and executed the Company’s remediation plans with respect to its material weakness in internal control over financial reporting related to controls over the accounting for income taxes, and as of December 31, 2015, such remediation plans were successfully tested, and the material weakness was deemed remediated.
Changes in internal control over financial reporting.  Other than the remediation steps discussed above, there have been no changes in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Knoll, Inc.

We have audited Knoll, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Knoll, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Knoll, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Knoll, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2015 of Knoll, Inc. and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 29, 2016

ITEM 9B.    OTHER INFORMATION
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 relating to directors, director nominees and executive officers of the registrant is incorporated by reference from the information under the captions “Board of Directors,” “Election of Directors,” “Executive Officers,” “Board Meetings and Committees,” “Code of Ethics,” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement for our 2016 Annual Meeting of Stockholders (the “Proxy Statement”).
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
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans

	Equity Compensation Plan Information As of December 31, 2015
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Shares Remaining for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	270,000	$15.93	2,053,902
Equity compensation plans not approved by security holders	—	—	—
Total	270,000		2,053,902
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

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)Documents filed as part of this Form 10-K:

(1) CONSOLIDATED FINANCIAL STATEMENTS (ITEM 8)

•Consolidated Balance Sheets as of December 31, 2015 and 2014

•	Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2015, 2014, and 2013
•Consolidated Statements of Equity for the Years Ended December 31, 2015, 2014, and 2013
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014, and 2013
•Notes to the Consolidated Financial Statements
•Report of Independent Registered Public Accounting Firm

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

(3) EXHIBITS

Exhibit Number		Description
2.1	(k)	Securities Purchase Agreement, dated February 3, 2014, among Knoll, Inc., Holly Hunt Enterprises, Inc., HHMI LLC, the Shareholders of Holly Hunt Enterprises, Inc. and the Members of HHMI LLC.

3.1	(a)	Amended and Restated Certificate of Incorporation of Knoll, Inc.

3.2	(n)	Amended and Restated By-Laws of Knoll, Inc.

4.1	(r)	Form of Stock Certificate.

10.1	(b)
Second Amended and Restated Credit Agreement, dated as of May 20, 2014, by and among Knoll, Inc., certain of the domestic subsidiaries of Knoll, Inc., Bank of America, N.A., Merrill Lynch, Pierce, Fenner and Smith Incorporated, and the other lenders party thereto.

10.2	(f)*	Amended and Restated Employment Agreement, executed March 14, 2006, effective as of January 1, 2006, between Knoll, Inc. and Burton B. Staniar.

10.3	(p)*	Amendment to Amended and Restated Employment Agreement, dated as of May 4, 2009, between Knoll, Inc. and Burton B. Staniar.

10.4	(d)*	Employment Agreement, dated as of March 23, 2001, between Knoll, Inc. and Andrew B. Cogan.

Exhibit Number		Description
10.5	(a)*	Amendment No. 1 to Employment Agreement, dated as of August 25, 2004, between Knoll, Inc. and Andrew B. Cogan.

10.6	(f)*	Amendment No. 2 to Employment Agreement, dated as of March 14, 2006, between Knoll, Inc. and Andrew B. Cogan.

10.7	(g)*	Amendment No. 3 to Employment Agreement, dated as of December 11, 2006, between Knoll, Inc. and Andrew B. Cogan.

10.8	(i)*	Amendment No. 4 to Employment Agreement, dated as of December 10, 2007, between Knoll, Inc. and Andrew B. Cogan.

10.9	(u)*	Amendment No. 5 to Employment Agreement dated as of June 12, 2014, between Knoll, Inc. and Andrew B. Cogan

10.10	(m)*	Amendment No. 6 to Employment Agreement dated as of June 24, 2015, between Knoll, Inc. and Andrew B. Cogan

10.11	(s)*	Separation Agreement, dated as of January 12, 2015, between Knoll, Inc. and Lynn M. Utter.

10.12	(m)*	Offer Letter, dated May 4, 2015, from Knoll, Inc. to Joseph T. Coppola.

10.13	*	Summary of Craig B. Spray 2016 Compensation.

10.14	*	Summary of Joseph T. Coppola 2016 Compensation.

10.15	*	Summary of Benjamin A. Pardo 2016 Compensation.

10.16	*	Summary of Pamela J. Ahrens 2016 Compensation.

10.17	(c)*	Amended and Restated Knoll, Inc. 1997 Stock Incentive Plan.

10.18	(a)*	Amended and Restated Knoll, Inc. 1999 Stock Incentive Plan.

10.19	(j)*	Amended and Restated Knoll, Inc. 2007 Stock Incentive Plan.

10.20	(q)*	Amended and Restated Knoll, Inc. 2010 Stock Incentive Plan.

10.21	(t)*	Amended and Restated Knoll, Inc. 2013 Stock Incentive Plan

10.22	*	Amended and Restated Knoll, Inc. Non-Employee Director Compensation Plan.

10.23	(e)*	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Knoll, Inc. 1997 Stock Incentive Plan, entered into by Knoll, Inc. and certain executive officers.

10.24	(c)*	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Knoll, Inc. 1999 Stock Incentive Plan, entered into by Knoll, Inc. and certain executive officers.

10.25	(l)*	Form of Non-Qualified Stock Option Agreement under the 2007 Stock Incentive Plan, entered into by Knoll, Inc. and certain executive officers.

10.26	(l)*	Form of Restricted Share Agreement under the 2007 Stock Incentive Plan (time vesting with accelerated performance vesting).

10.27	(l)*	Form of Restricted Share Agreement under the 2007 Stock Incentive Plan (time vesting).

10.28	(l)*	Form of Restricted Share Agreement under the Non-Employee Director Compensation Plan (time vesting).

10.29	(h)*	Form of Restricted Share Agreement under the 2010 Stock Incentive Plan (time vesting).

10.30	(h)*	Form of Restricted Share Agreement under the 2010 Stock Incentive Plan (time vesting with accelerated performance vesting).

10.31	(h)*	Form of Non-Qualified Stock Option Agreement under the 2010 Stock Incentive Plan.

10.32	(v)*	Form of Performance-Based Stock Unit Agreement under the 2013 Stock Incentive Plan.

Exhibit Number		Description

10.33	*	Form of Performance-Based Stock Unit Agreement under the 2013 Stock Incentive Plan (enhanced vesting).

10.34	(a)*	Form of Director and Officer Indemnification Agreement.

10.35	(o)*	Andrew B. Cogan 2016 Incentive Compensation Letter, dated December 3, 2015.

10.36	(o)*	Craig B. Spray 2016 Incentive Compensation Letter, dated December 3, 2015.

10.37	(o)*	Benjamin A. Pardo 2016 Incentive Compensation Letter, dated December 3, 2015.

10.38	(o)*	Pamela J. Ahrens 2016 Incentive Compensation Letter, dated December 3, 2015.

21.00		Subsidiaries of Knoll, Inc.

23.10		Consent of Independent Registered Public Accounting Firm.

24.10		Power of Attorney [(included on signature page)].

31.10		Certification for Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.20		Certification for Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.10
Certification for Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.20
Certification for Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.00
The following materials from the Company's Annual Report on Form 10-K for the period ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015, and December 31, 2014, (ii) Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, (iii) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2015, December 31, 2014, and December 31, 2013, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015, December 31, 2014, and December 31, 2013 and (v) Notes to Consolidated Financial Statements.**

_______________________________________________________________________________
* Management Contract or Compensatory Plan or Arrangement required to be identified by Item 15(a) (3) of Form 10-K.
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

(a)Incorporated by reference to Knoll, Inc.'s Registration Statement on Form S-1 (File No. 333-118901), which was declared effective by the Commission on December 13, 2004.
(b)Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on May 21, 2014.
(c)Incorporated by reference to Knoll, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999.
(d)Incorporated by reference to Knoll, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000.
(e)See Exhibit 10.24. Exhibit is substantially identical to Exhibit 10.24.

(f)Incorporated by reference to Knoll, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2005.
(g)Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on December 11, 2006.
(h)Incorporated by reference to Knoll, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2010.
(i)Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on December 10, 2007.
(j)Incorporated by reference to Knoll, Inc.'s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2007.
(k)Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on February 3, 2014.
(l)Incorporated by reference to Knoll, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2007.
(m)Incorporated by reference to Knoll, Inc.'s Quarterly Report on Form 10-Q filed with the Commission on August 3, 2015.
(n)Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on May 11, 2015.
(o)Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on December 9, 2015.
(p)Incorporated by reference to Knoll, Inc.'s Quarterly Report on Form 10-Q filed with the Commission on May 11, 2009.
(q)Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on May 11, 2010.
(r)Incorporated by reference to Knoll, Inc's Annual Report on Form 10-K for the year ended December 31, 2012.
(s)Incorporated by reference to Knoll, Inc's Annual Report on Form 10-K for the year ended December 31, 2014.
(t)Incorporated by reference to Knoll, Inc's Current Report on Form 8-K filed with the Commission on April 26, 2013.
(u)Incorporated by reference to Knoll, Inc.'s Quarterly Report on Form 10-Q filed with the Commission on August 11, 2014.
(v)Incorporated by reference to Knoll, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of February 2016.

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

/s/ BURTON B. STANIAR Burton B. Staniar	Chairman of the Board	February 29, 2016
/s/ ANDREW B. COGAN Andrew B. Cogan	Chief Executive Officer, Knoll, Inc. and Director	February 29, 2016
/s/ CRAIG B. SPRAY Craig B. Spray	Chief Financial Officer (Chief Accounting Officer and Controller)	February 29, 2016
/s/ JEFFREY A. HARRIS Jeffrey A. Harris	Director	February 29, 2016
/s/ SIDNEY LAPIDUS Sidney Lapidus	Director	February 29, 2016
/s/ KATHLEEN G. BRADLEY Kathleen G. Bradley	Director	February 29, 2016
/s/ JOHN F. MAYPOLE John F. Maypole	Director	February 29, 2016
/s/ SARAH E. NASH Sarah E. Nash	Director	February 29, 2016
/s/ STEPHEN F. FISHER Stephen F. Fisher	Director	February 29, 2016
/s/ STEPHANIE STAHL Stephanie Stahl	Director	February 29, 2016
/s/ CHRISTOPHER G. KENNEDY Christopher G. Kennedy	Director	February 29, 2016

SCHEDULE II
KNOLL, INC.
VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

Description	Balance at Beginning of Year	Additions Charged to Expenses (Income)	Charge-Offs	Other(1)	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2013	$5,514	$1,253	$(1,072)	$(18)	$5,677
Year ended December 31, 2014	5,677	2,494	(972)	(2)	7,197
Year ended December 31, 2015	7,197	1,401	(600)	(79)	7,919
Reserve for inventory valuation:
Year ended December 31, 2013	$6,916	$2,043	$(1,734)	$(23)	$7,202
Year ended December 31, 2014	7,202	1,761	(508)	(51)	8,404
Year ended December 31, 2015	8,404	2,656	(2,286)	(503)	8,271
Valuation allowance for deferred income tax assets:
Year ended December 31, 2013	$7,798	$889	$—	$304	$8,991
Year ended December 31, 2014	8,991	254	—	(1,344)	7,901
Year ended December 31, 2015	7,901	(841)	—	(743)	6,317
______________________________________________________________________________
(1) Primarily the impact of currency changes

S-1