Form 10-Q
period 2016-03-31
KNOLL INC
filed 2016-05-10
CIK 1011570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 9, 2016, there were 49,061,283 shares (including 1,050,497 non-voting restricted shares) of the Registrant’s common stock, par value $0.01 per share, outstanding.

KNOLL, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
KNOLL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	March 31, 2016	December 31, 2015
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$5,348	$4,192
Customer receivables, net of allowance for doubtful accounts of $8,196 and $7,919, respectively	108,237	116,532
Inventories, net	148,251	140,798
Deferred income taxes	20,399	20,485
Prepaid and other current assets	19,102	26,765
Total current assets	301,337	308,772
Property, plant, and equipment, net	175,533	172,142
Goodwill	128,174	127,671
Intangible assets, net	239,347	240,169
Other non-trade receivables	2,126	2,254
Other noncurrent assets	948	2,795
Total assets	$847,465	$853,803
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$10,000	$10,000
Accounts payable	90,944	89,552
Income taxes payable	160	1,580
Other current liabilities	99,460	114,908
Total current liabilities	200,564	216,040
Long-term debt	209,884	209,718
Deferred income taxes	77,875	75,959
Postretirement benefits other than pensions	5,748	6,294
Pension liability	62,936	63,441
Other noncurrent liabilities	20,213	26,877
Total liabilities	577,220	598,329
Commitments and contingent liabilities
Equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 64,659,498 shares issued and 49,046,789 shares outstanding (including 1,071,285 non-voting restricted shares and net of 15,612,709 treasury shares) at March 31, 2016 and 64,603,344 shares issued and 48,822,013 shares outstanding (including 993,934 non-voting restricted shares and net of 15,781,331 treasury shares) at December 31, 2015	490	488
Additional paid-in capital	47,938	47,165
Retained earnings	254,745	244,947
Accumulated other comprehensive loss	(33,131)	(37,318)
Total Knoll, Inc. stockholders' equity	270,042	255,282
Noncontrolling interests	203	192
Total equity	270,245	255,474
Total liabilities and equity	$847,465	$853,803

See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2016	2015
Sales	$284,629	$266,498
Cost of sales	176,865	171,189
Gross profit	107,764	95,309
Selling, general, and administrative expenses	75,915	73,010
Operating profit	31,849	22,299
Interest expense	1,554	1,885
Other expense (income), net	2,604	(7,157)
Income before income tax expense	27,691	27,571
Income tax expense	10,421	10,136
Net earnings	17,270	17,435
Net earnings (loss) attributable to noncontrolling interests	11	(8)
Net earnings attributable to Knoll, Inc. stockholders	$17,259	$17,443

Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$0.36	$0.37
Diluted	$0.36	$0.36

Dividends per share	$0.15	$0.12

Weighted-average number of common shares outstanding:
Basic	47,904,593	47,647,961
Diluted	48,570,895	48,353,047

Net earnings	$17,270	$17,435
Other comprehensive income (loss):
Pension and other postretirement liability adjustment, net of tax	138	1,382
Foreign currency translation adjustment	4,049	(12,999)
Total other comprehensive income (loss), net of tax	4,187	(11,617)
Total comprehensive income	21,457	5,818
Comprehensive income (loss) attributable to noncontrolling interests	11	(8)
Comprehensive income attributable to Knoll, Inc. stockholders	$21,446	$5,826

See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$17,270	$17,435
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation	4,560	4,303
Amortization expense (including deferred financing fees)	989	962
Inventory obsolescence	647	397
Loss on disposal of property, plant and equipment	7	11
Unrealized foreign currency losses (gains)	1,262	(7,271)
Stock-based compensation	2,138	1,385
Bad debt and customer credits	91	476
Changes in assets and liabilities:
Customer receivables	8,570	(9,030)
Inventories	(7,348)	(6,104)
Accounts payable	1,299	(29,318)
Current and deferred income taxes	578	3,337
Other current assets	7,749	(1,229)
Other current liabilities	(16,393)	(5,334)
Other noncurrent assets and liabilities	(304)	3,925
Cash provided by (used in) operating activities	21,115	(26,055)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net	(7,017)	(4,864)
Cash used in investing activities	(7,017)	(4,864)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from credit facility	99,500	101,000
Repayment of credit facility	(99,500)	(59,000)
Payment of dividends	(7,196)	(5,729)
Proceeds from the issuance of common stock	399	3,826
Purchase of common stock for treasury	(1,902)	(6,067)
Contingent purchase price payment	(5,000)	(5,000)
Tax benefit from the exercise of stock options and vesting of equity awards	141	658
Cash (used in) provided by financing activities	(13,558)	29,688
Effect of exchange rate changes on cash and cash equivalents	616	(3,115)
Net increase (decrease) in cash and cash equivalents	1,156	(4,346)
Cash and cash equivalents at beginning of period	4,192	19,021
Cash and cash equivalents at end of period	$5,348	$14,675

See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Knoll, Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  The consolidated balance sheet of the Company, as of December 31, 2015, was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company’s operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and any partially owned subsidiaries that the Company has the ability to control. All significant intercompany balances and transactions have been eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2015.
New Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition, and most industry-specific guidance throughout the Accounting Standards Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for fiscal years beginning after December 15, 2017, and for interim periods therein. The guidance permits the use of either a full retrospective or modified retrospective transition method. The Company has not yet selected a transition method and is currently evaluating the impact of the amended guidance on the consolidated financial position, results of operations and related disclosures.
In April 2015, the FASB issued ASU No. 2015-03 - Interest—Imputation of Interest (Subtopic 835-30). This ASU simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of the debt liability, which is consistent with the treatment of debt discounts. The new guidance should be applied on a retrospective basis, and upon transition, an entity is required to comply with the applicable disclosures necessary for a change in accounting principle. This ASU is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. The Company reclassified deferred financing fees of $2.1 million and $2.3 million from other noncurrent assets to long-term debt as of March 31, 2016 and December 31, 2015, respectively.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.

KNOLL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends Accounting Standards Codification Topic 718, Compensation – Stock Compensation.  ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.
NOTE 2. INVENTORIES
Information regarding the Company's inventories is as follows (in thousands):

	March 31, 2016	December 31, 2015
Raw materials	$61,857	$58,412
Work-in-process	7,885	7,470
Finished goods	78,509	74,916
	$148,251	$140,798
Inventory reserves for obsolescence and other estimated losses were $8.8 million and $8.3 million at March 31, 2016 and December 31, 2015, respectively, and have been included in the amounts above.
NOTE 3. INCOME TAXES
The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provisions for the three months ended March 31, 2016 and 2015 were based on the estimated effective tax rates applicable for the full years ending December 31, 2016 and 2015, which includes items specifically related to the interim periods. The Company’s effective tax rate was 37.6% and 36.8% for the three months ended March 31, 2016 and 2015, respectively. The change in the Company's effective tax rate for the three months ended March 31, 2016 was primarily a result of the geographic mix of pretax income and the varying effective tax rates in the countries and states in which the Company operates.
As of March 31, 2016 and December 31, 2015, the Company had unrecognized tax benefits of approximately $4.1 million and $4.4 million, respectively. These unrecognized tax benefit amounts would affect the effective tax rate if recognized. As of March 31, 2016, the Company is subject to U.S. Federal income tax examinations for the tax years 2012 through 2015, and to non-U.S. income tax examinations for the tax years 2009 through 2015. In addition, the Company is subject to state and local income tax examinations for the tax years 2011 through 2015.
NOTE 4. CONTINGENT LIABILITIES AND COMMITMENTS
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

KNOLL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in the warranty reserve are as follows (in thousands):

Balance, December 31, 2015	$8,513
Provision for warranty claims	1,576
Warranty claims paid	(1,508)
Foreign currency translation adjustment	24
Balance, March 31, 2016	$8,605
Warranty expense for the three months ended March 31, 2016 and 2015 was $1.6 million and $1.7 million, respectively.
NOTE 5. INDEBTEDNESS
The Company's long-term debt is summarized as follows (in thousands):

	March 31, 2016	December 31, 2015
Balance of revolving credit facility	$39,500	$37,000
Balance of term loan	182,500	185,000
Total long-term debt	222,000	222,000
Less: Current maturities of long-term debt	10,000	10,000
Less: Deferred financing fees, net	2,116	2,282
Long-term debt	$209,884	$209,718
NOTE 6. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2016 (in thousands):

	Foreign Currency Translation Adjustment	Pension and Other Post-Retirement Liability Adjustment	Total
Balance, as of December 31, 2015	$(14,486)	$(22,832)	$(37,318)
Other comprehensive income before reclassifications	4,049	—	4,049
Amounts reclassified from accumulated other comprehensive income	—	138	138
Net current-period other comprehensive income	4,049	138	4,187
Balance, as of March 31, 2016	$(10,437)	$(22,694)	$(33,131)

KNOLL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following reclassifications were made from accumulated other comprehensive income (loss) to the condensed consolidated statements of operations and other comprehensive income (in thousands):

	Three Months Ended
	March 31, 2016	March 31, 2015
Amortization of pension and other post-retirement liability adjustments
Prior service credits (1)	$280	$72
Actuarial losses (1)	(61)	(2,258)
Total before tax	219	(2,186)
Tax (expense) benefit	(81)	804
Net of tax	$138	$(1,382)
(1) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension costs. See Note 7 for additional information.
NOTE 7. PENSION AND OTHER POSTRETIREMENT BENEFITS
The following table sets forth the components of the net periodic benefit cost for the Company's pension and other postretirement benefit plans (in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015
Service cost	$468	$1,887	$—	$4
Interest cost	2,416	3,114	49	80
Expected return on plan assets	(3,612)	(3,655)	—	—
Amortization of prior service credit	—	—	(280)	(72)
Recognized actuarial loss (gain)	123	2,166	(62)	92
Net periodic benefit (income) cost	$(605)	$3,512	$(293)	$104
For the three months ended March 31, 2016, $0.3 million of pension income was recognized in cost of sales and $0.3 million was recognized in selling, general, and administrative expenses. For the three months ended March 31, 2015, $2.0 million of pension expense was incurred in cost of sales and $1.5 million was incurred in selling, general, and administrative expenses.

KNOLL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. COMMON STOCK AND EARNINGS PER SHARE
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

	Three Months Ended March 31,
	2016	2015
Numerator:
Net earnings attributable to Knoll, Inc. stockholders	$17,259	$17,443

Denominator:
Denominator for basic earnings per shares - weighted-average shares	47,905	47,648
Effect of dilutive securities:
Potentially dilutive shares resulting from stock plans	666	705
Denominator for diluted earnings per share - weighted-average shares	48,571	48,353
Antidilutive equity awards not included in weighted-average common shares—diluted	—	—

Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$0.36	$0.37
Diluted	$0.36	$0.36
NOTE 9. EQUITY
The following table shows the change in equity attributable to Knoll, Inc. stockholders and noncontrolling interests during the three months ended March 31, 2016 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Knoll, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2015	$488	$47,165	$244,947	$(37,318)	$255,282	$192	$255,474
Net earnings	—	—	17,259	—	17,259	11	17,270
Other comprehensive income	—	—	—	4,187	4,187	—	4,187
Shares issued for consideration:
Exercise of stock options (33,583 shares)	—	374	—	—	374	—	374
Income tax effect from the exercise of stock options and vesting of equity awards	—	141	—	—	141	—	141
Shares issued under stock incentive plan (297,632)	3	(3)	—	—	—	—	—
Shares issued to Board of Directors in lieu of cash (1,154 shares)	—	25	—	—	25	—	25
Stock-based compensation	—	2,138	—	—	2,138	—	2,138
Cash dividend ($0.15 per share)	—	—	(7,461)	—	(7,461)	—	(7,461)
Purchase of common stock (104,261 shares)	(1)	(1,902)	—	—	(1,903)	—	(1,903)
Balance at March 31, 2016	$490	$47,938	$254,745	$(33,131)	$270,042	$203	$270,245

KNOLL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. FAIR VALUE OF FINANCIAL INSTRUMENTS
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

	Fair Value as of March 31, 2016				Fair Value as of December 31, 2015
Liabilities:	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Contingent purchase price payment	$—	$—	$6,000	$6,000	$—	$—	$11,000	$11,000
Pursuant to the agreement governing the acquisition of HOLLY HUNT®, the Company may be required to make annual contingent purchase price payments. The payouts are based upon HOLLY HUNT® reaching an annual net sales target, for each year through 2016, and are paid out on or around February 20 of the following calendar year. The Company classifies this as a Level 3 measurement and is required to remeasure this liability at fair value on a recurring basis. The fair value of such contingent purchase price payments, totaling $16.0 million, was determined at the time of acquisition based upon net sales projections for HOLLY HUNT® for 2014, 2015, and 2016. The Company paid $5.0 million of the remaining $11.0 million contingent purchase price in the three months ended March 31, 2016, as a result of HOLLY HUNT® achieving the 2015 net sales projections. Excluding the initial recognition of the liability for the contingent purchase price payments and payments made to reduce the liability, any changes in the fair value would be included within selling, general and administrative expenses.
There were no additional assets and/or liabilities recorded at fair value on a recurring basis as of March 31, 2016 or December 31, 2015.

KNOLL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. SEGMENT INFORMATION
The following information below categorizes certain financial information into the Company's reportable segments for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
SALES
Office	$185,356	$167,723
Studio	71,506	70,194
Coverings	27,767	28,581
Knoll, Inc.	$284,629	$266,498
INTERSEGMENT SALES (1)
Office	$581	$486
Studio	1,305	1,380
Coverings	2,247	1,925
Knoll, Inc.	$4,133	$3,791
OPERATING PROFIT
Office	$16,596	$7,246
Studio	9,043	8,952
Coverings	6,210	6,101
Knoll, Inc.(2)	$31,849	$22,299
_______________________________________________________________________________
(1) Intersegment sales are presented on a cost-plus basis which takes into consideration the effect of transfer prices between legal entities.
(2) The Company does not allocate interest expense or other (income) expense, net to the reportable segments.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's discussion and analysis of financial condition and results of operations provides an account of our financial performance and financial condition that should be read in conjunction with the accompanying unaudited condensed consolidated financial statements.
Forward-looking Statements
This Quarterly report on Form 10-Q contains forward-looking statements, principally in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk.” Statements and financial discussion and analysis contained in this Form 10-Q that are not historical facts are forward-looking statements. These statements discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to us, based on our current beliefs as well as assumptions made by us and information currently available to us. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “possible,” “potential,” “predict,” “project,” or other similar words, phrases or expressions. This includes, without limitation, our statements and expectations regarding any current or future recovery in our industry and publicly announced plans for increased capital and investment spending to achieve our long-term revenue and profitability growth goals, and our expectations with respect to leverage. Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation: the risks described in Item 1A and Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015; changes in the financial stability of our clients or the overall economic environment, resulting in decreased corporate spending and service sector employment; changes in relationships with clients; the mix of products sold and of clients purchasing our products; the success of new technology initiatives; changes in business strategies and decisions; competition from our competitors; our ability to recruit and retain an experienced management team; changes in raw material and commodity prices and availability; restrictions on government spending resulting in fewer sales to the U.S. government, one of our largest customers; our debt restrictions on spending; our ability to protect our patents, copyrights and trademarks; our reliance on furniture dealers to produce sales; lawsuits arising from patents, copyrights and trademark infringements; violations of environmental laws and regulations; potential labor disruptions; adequacy of our insurance policies; the availability of future capital; the overall strength and stability of our dealers, suppliers, and customers; access to necessary capital; our ability to successfully integrate acquired businesses; the success of our design and implementation of a new enterprise resource planning system; and currency rate fluctuations. The factors identified above are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement. Unpredictable or unknown factors could also have material adverse effects on us. All forward-looking statements included in this Form 10-Q are expressly qualified in their entirety by the foregoing cautionary statements. Except as required under the Federal securities laws and rules and regulations of the SEC, we undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.
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
During the last decade we have diversified our sources of revenue among our varying operating segments and, over the long run, we believe our diversification efforts and strategy will continue to result in a more profitable and less cyclical enterprise. At the same time we have continued to focus on growing and improving the operating performance of our Office segment. Recent introductions of complementary products like adjustable tables, seating and ergonomic accessories have driven our recent growth in the Office business.
As the workplace continues to evolve and the traditional boundaries between residential and contract blur, we believe our unique combination of office furnishings, KnollStudio® design classics and lounge designs, Spinneybeck | FilzFelt architectural materials and our broad range of Edelman® Leather and KnollTextiles® coverings materials helps us both capture more of our clients total spend and elevates our profitability.

The changing balance between the allocation of office space between the individual and the group is creating opportunities outside the traditional workstation market. We are also seeing clients incrementally investing in more adjustable and high performance options. This can increase the average selling price of an individual space and, coupled with an increased focus on well-being, also creates opportunities to innovate with new types of products. We expect to introduce new products in this area later this year.
We continue to increase our footprint in the residential market through our strategy of showroom expansion, and use this foundation as a platform for growth. HOLLY HUNT®, together with residential opportunities domestically and internationally, gives us exposure to a sophisticated clientèle that is pleased to invest in the finest in modern design.
Results of Operations
Comparison of Consolidated Results for the Three Months Ended March 31, 2016 and 2015

	Three Months Ended March 31,		2016 vs. 2015
	2016	2015	$ Change	% Change
	(Dollars in thousands, except per share data)
Net Sales	$284,629	$266,498	$18,131	6.8%
Gross profit	107,764	95,309	12,455	13.1%
Operating profit	31,849	22,299	9,550	42.8%
Interest expense	1,554	1,885	(331)	(17.6)%
Other expense (income), net	2,604	(7,157)	9,761	(136.4)%
Income tax expense	10,421	10,136	285	2.8%
Net earnings	17,270	17,435	(165)	(0.9)%
Net earnings attributable to Knoll, Inc. stockholders	17,259	17,443	(184)	(1.1)%
Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$0.36	$0.37	$(0.01)	(2.7)%
Diluted	$0.36	$0.36	$—	—%
Statistical Data
Gross profit %	37.9%	35.8%
Operating profit %	11.2%	8.4%
Net Sales
Net sales for the three months ended March 31, 2016 were $284.6 million, an increase of $18.1 million, or 6.8%, from sales of $266.5 million for the three months ended March 31, 2015. The increase in sales was largely due to a $17.6 million increase in our Office segment sales where we experienced growth in our complimentary products to which we have been aggressively investing as well as our core Office systems portfolio. Our Studio segment sales also increased 1.9% from the same period in the prior year, due primarily to strong sales growth at HOLLY HUNT®, partially offset by weakness in large commercial projects in Europe.
Gross Profit
Gross profit for the three months ended March 31, 2016 was $107.7 million, an increase of $12.4 million, or 13.1%, from gross profit of $95.3 million for the three months ended March 31, 2015. As a percentage of sales, gross profit increased from 35.8% for the three months ended March 31, 2015 to 37.9% for the three months ended March 31, 2016. The increase in gross profit as a percent of sales was driven primarily by the Office segment, where operating efficiencies resulting from our supply chain initiatives, capital investments and an improved fixed-cost basis that allowed us to leverage higher volumes to produce strong margin improvement.
Operating Profit
Operating profit for the three months ended March 31, 2016 was $31.8 million, an increase of $9.6 million, or 42.8%, from operating profit of $22.3 million for the three months ended March 31, 2015. The increase in operating profit was driven primarily by the Office segment resulting from higher volume as well as cost improvement benefits. Operating profit as a percentage of sales increased from 8.4% in the three months ended March 31, 2015 to 11.2% in the three months ended March 31, 2016.

Selling, general, and administrative expenses for the three months ended March 31, 2016 were $75.9 million, or 26.7% of sales, compared to $73.0 million, or 27.4% of sales, for the three months ended March 31, 2015. The increase in operating expenses was related to the increased costs from strategic marketing initiatives, additional headcount, and higher incentive accruals related to increased profitability.
Interest Expense
Interest expense for the three months ended March 31, 2016 was $1.6 million, a decrease of $0.3 million from interest expense of $1.9 million for the three months ended March 31, 2015. The decrease in interest expense was due primarily to lower outstanding debt balances. During the three months ended March 31, 2016 and 2015, our weighted average interest rates were approximately 2.2% and 2.1%, respectively.
Other Expense (Income), net
Other expense for the three months ended March 31, 2016 was $2.6 million compared to other income for the three months ended March 31, 2015 of $7.2 million. Other expense for the three months ended March 31, 2016 was primarily related to foreign exchange losses that resulted from the revaluation of intercompany balances between our Canadian and U.S. entities. The gain in the three months ended March 31, 2015 was due to the settlement of an outstanding receivable with our Canadian subsidiary.
Income Tax Expense
Our effective tax rate was 37.6% for the three months ended March 31, 2016, compared to 36.8% for the three months ended March 31, 2015. The mix of pretax income and the varying effective tax rates in the countries and states in which we operate directly affects our consolidated effective tax rate.
Segment Reporting
We manage our business through three reporting segments: (1) Office (2) Studio and (3) Coverings. The Office segment includes systems, seating, storage, tables, desks and KnollExtra® ergonomic accessories as well as the international sales of our North American Office products. The Studio segment includes our KnollStudio® division, the Company's European subsidiaries which primarily sell KnollStudio products and Holly Hunt Enterprises, Inc. The KnollStudio portfolio includes a range of lounge seating, side, café and dining chairs, barstools as well as conference, dining and occasional tables. Known for style and quality, HOLLY HUNT® produces and showcases custom made product including indoor and outdoor furniture, lighting, rugs, textiles and leathers. The Coverings segment includes KnollTextiles®, Spinneybeck | FilzFelt, and Edelman® Leather. These businesses serve a wide range of customers offering high-quality textiles, felt, and leather.
Comparison of Segment Results for the Three Months Ended March 31, 2016 and 2015

	Three Months Ended March 31,		2016 vs. 2015
	2016	2015	$ Change	% Change
	(Dollars in thousands)
SALES
Office	$185,356	$167,723	$17,633	10.5%
Studio	71,506	70,194	1,312	1.9%
Coverings	27,767	28,581	(814)	(2.8)%
Knoll, Inc.	$284,629	$266,498	$18,131	6.8%
OPERATING PROFIT
Office	$16,596	$7,246	$9,350	129.0%
Studio	9,043	8,952	91	1.0%
Coverings	6,210	6,101	109	1.8%
Knoll, Inc. (1)	$31,849	$22,299	$9,550	42.8%
_______________________________________________________________________________
(1) The Company does not allocate interest expense or other expense (income), net to the reportable segments.

Office
Net sales for the Office segment for the three months ended March 31, 2016 were $185.3 million, an increase of $17.6 million, or 10.5%, when compared with the three months ended March 31, 2015. The increase in the Office segment was led by recent introductions in complementary products including our height-adjustable tables and storage products, as well as solid growth in our core Office systems portfolio. Operating profit for the Office segment in the three months ended March 31, 2016 was $16.6 million, an increase of $9.4 million, or 129.0%, when compared with the three months ended March 31, 2015. The increase in operating profit was mainly the result of higher volume as well as cost improvement benefits from more efficiency and continued work in our plants.
Studio
Net sales for the Studio segment for the three months ended March 31, 2016 were $71.5 million, an increase of $1.3 million, or 1.9%, when compared with the three months ended March 31, 2015. This increase was primarily driven by HOLLY HUNT, partially offset by weakness in large commercial projects in Europe. Operating profit for the Studio segment in the three months ended March 31, 2016 was $9.0 million, an increase of $0.1 million, or 1.0%, when compared with the three months ended March 31, 2015. The increase in operating profit was driven by net price realization, cost improvement efficiencies, increased sales volume and foreign exchange benefits.
Coverings
Net sales for the Coverings segment for the three months ended March 31, 2016 were $27.8 million, a decrease of $0.8 million, or 2.8%, when compared with the three months ended March 31, 2015. Continued year-over-year growth in Spinneybeck | FilzFelt sales was offset by weakness at KnollTextiles. Operating profit for the Coverings segment in the three months ended March 31, 2016 was $6.2 million, an increase of $0.1 million, or 1.8%, when compared with the three months ended March 31, 2015.
Liquidity and Capital Resources
The following table highlights certain key cash flows and capital information pertinent to the discussion that follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Cash provided by operating activities	$21,115	$(26,055)
Capital expenditures, net	(7,017)	(4,864)
Purchase of common stock for treasury	(1,902)	(6,067)
Proceeds from credit facilities	99,500	101,000
Repayment of credit facilities	(99,500)	(59,000)
Payment of dividends	(7,196)	(5,729)
Contingent purchase price payment	(5,000)	(5,000)
Cash (used in) provided by financing activities	(13,558)	29,688
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
Cash provided by operating activities was $21.1 million for the three months ended March 31, 2016 compared to cash used by operating activities of $26.1 million for the three months ended March 31, 2015. For the three months ended March 31, 2016, cash provided by operating activities consisted primarily of $27.0 million from net income and various non-cash charges, partially offset by $5.8 million of unfavorable changes in assets and liabilities. For the three months ended March 31, 2015, cash used by operating activities consisted of $17.7 million from net income and various non-cash charges, which included $1.4 million of stock compensation expense, and $43.8 million of unfavorable changes in assets and liabilities. Working capital needs for the first quarter of 2015 included increased inventories for newly opened HOLLY HUNT showrooms and to improve our quick ship programs on certain offerings. Accounts payable has been reduced from year-end as we paid for capital expenditures, inventory, and enterprise resource planning system expenses related to the fourth quarter of 2014.

For the three months ended March 31, 2016, we used $7.2 million of cash to fund dividend payments to shareholders, $7.0 million for capital expenditures, $5.0 million for the HOLLY HUNT contingent purchase price payment, and $1.9 million for share repurchases. For the three months ended March 31, 2015, cash provided by financing activities was used to fund $4.9 million of capital expenditures as well as working capital needs. Working capital needs for the first quarter of 2015 included increased inventories for newly opened HOLLY HUNT showrooms and to improve our quick ship programs on certain offerings.
We use our credit facility in the ordinary course of business to fund our working capital needs and, at times, make significant borrowings and repayments under the facility depending on our cash needs and availability at such time. As of March 31, 2016 and December 31, 2015, there was approximately $222.0 million outstanding under our credit facility. Borrowings under the credit facility may be repaid at any time, but no later than May 2019.
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
Reconciliation of Non-GAAP Financial Measures
This quarterly report on Form 10-Q contains certain non-GAAP financial measures. A “non-GAAP financial measure” is a numerical measure of a company's financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with U.S. generally accepted accounting principles (“GAAP”). We present non-GAAP measures because we consider them to be important supplemental measures of our performance and believe them to be useful to display ongoing results from operations distinct from items that are infrequent or not indicative of our operating performance. Pursuant to applicable reporting requirements, the Company has provided reconciliations below of non-GAAP financial measures to the most directly comparable GAAP measure.
The non-GAAP financial measures presented within this press release are Last Twelve Months (“LTM”) Adjusted EBITDA. These non-GAAP measures are not indicators of our financial performance under GAAP and should not be considered as an alternative to the applicable GAAP measure. These non-GAAP measures have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. In addition, in evaluating these non-GAAP measures, you should be aware that in the future we may incur adjustments similar to those in this presentation. Our presentation of these non-GAAP measures should not be construed as an inference that our future results will be unaffected by unusual or infrequent items. We compensate for these limitations by providing equal prominence of our GAAP results and using non-GAAP measures only as supplemental presentations.

The following table reconciles net earnings to adjusted EBITDA and computes our bank leverage calculations for the periods shown. The bank leverage calculation is in accordance with our Second Amended and Restated Credit Agreement dated May 20, 2014.

	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016
	(in millions)
Debt Levels (1)	$316.7	$290.7	$274.2	$238.7	$233.7
LTM Net Earnings	56.2	62.6	64.8	66.0	65.8
LTM Adjustments
Interest	6.9	6.8	6.6	6.1	6.2
Taxes	35.0	37.2	39.1	37.5	37.8
Depreciation and Amortization	20.6	21.1	21.2	21.3	21.3
Non-cash items and Other (2)	5.7	3.3	6.0	12.5	21.9
LTM Adjusted EBITDA	$124.4	$131.0	$137.7	$143.4	$153.0
Bank Leverage Calculation (3)	2.55	2.22	1.99	1.67	1.53
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
Critical Accounting Policies
The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the reported amounts and disclosures in the condensed consolidated financial statements.  Actual results may differ from such estimates. On an ongoing basis, we review our accounting policies and procedures.  A more detailed review of our critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We provided a discussion of our market risk in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no substantive changes in our market risk described in our Annual Report on Form 10-K except for the items noted below. During the normal course of business, we are routinely subjected to market risk associated with interest rate movements and foreign currency exchange rate movements. Interest rate risk arises from our debt obligations and foreign currency exchange rate risk arises from our non-U.S. operations and purchases of inventory from foreign suppliers.
We also have risk in our exposure to certain materials and transportation costs. Steel, leather, wood products and plastics are all used in our products. For the three months ended March 31, 2016, we estimated that materials deflation was approximately $0.6 million and transportation inflation was less than $0.1 million. During the three months ended March 31, 2015, we estimated that materials and transportation inflation were approximately $0.8 million and $0.4 million, respectively. We continue to work to offset price increases in raw materials and transportation through our global sourcing initiatives, cost improvements and price increases to our products.
Interest Rate Risk
We have variable rate debt obligations that are denominated in U.S. dollars. A change in interest rates will impact the interest costs incurred and cash paid on the variable rate debt. During the three months ended March 31, 2016 and 2015, our weighted average interest rates were approximately 2.2% and 2.1%, respectively.
Foreign Currency Exchange Rate Risk
We manufacture our products in the United States, Canada and Italy, and sell our products primarily in those markets as well as in other European countries. Our foreign sales and certain expenses are transacted in foreign currencies. Our production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. Additionally, as our reporting currency is the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the Canadian dollar and the Euro. Approximately 10.8% and 11.3% of our revenues in the three months ended March 31, 2016 and 2015, respectively, and 26.8% and 27.2% of our cost of goods sold in the three months ended March 31, 2016 and 2015, respectively, were denominated in currencies other than the U.S. dollar. Foreign currency exchange rate fluctuations resulted in $2.6 million of translation losses and $7.4 million of translation gains for the three months ended March 31, 2016 and 2015, respectively.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures.    We, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report (March 31, 2016) ("Disclosure Controls"). Based upon the Disclosure Controls evaluation, our principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting.  There have been no changes in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

KNOLL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For the three months ended March 31, 2016, there have been no new material legal proceedings or material changes in the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
ITEM 1A. RISK FACTORS
For the three months ended March 31, 2016, there have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS
Repurchases of Equity Securities
The following is a summary of share repurchase activity during the three months ended March 31, 2016.
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

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
January 1, 2016 - January 31, 2016	—		$—	—		$32,352,413
February 1, 2016 - February 29, 2016	91,692	(2)	$18.07	—		$32,352,413
March 1, 2016 - March 31, 2016	12,569		$19.58	12,569	(3)	$32,352,413
Total	104,261			12,569
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
(2) In February 2016, 216,945 shares of outstanding restricted stock vested. Concurrently with the vesting, 130,681 shares were forfeited by the holders of the restricted shares to cover applicable taxes paid on the holders' behalf by the Company.
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three months ended March 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

* The Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOLL, INC.
(Registrant)

Date:	May 10, 2016
	By:	/s/ Andrew B. Cogan
Andrew B. Cogan
Chief Executive Officer

Date:	May 10, 2016
	By:	/s/ Craig B. Spray
Craig B. Spray
Chief Financial Officer
(Chief Accounting Officer)