Form 10-Q
period 2016-06-30
KNOLL INC
filed 2016-08-09
CIK 1011570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 5, 2016, there were 49,113,671 shares (including 1,042,129 non-voting restricted shares) of the Registrant’s common stock, par value $0.01 per share, outstanding.

KNOLL, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
KNOLL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	June 30, 2016	December 31, 2015
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$3,548	$4,192
Customer receivables, net of allowance for doubtful accounts of $9,197 and $7,919, respectively	99,383	116,532
Inventories, net	146,475	140,798
Deferred income taxes	20,398	20,485
Prepaid and other current assets	29,541	26,765
Total current assets	299,345	308,772
Property, plant, and equipment, net	179,872	172,142
Goodwill	128,142	127,671
Intangible assets, net	238,565	240,169
Other non-trade receivables	1,966	2,254
Other noncurrent assets	1,110	2,795
Total assets	$849,000	$853,803
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$10,000	$10,000
Accounts payable	80,289	89,552
Other current liabilities	105,626	116,488
Total current liabilities	195,915	216,040
Long-term debt	198,051	209,718
Deferred income taxes	77,945	75,959
Postretirement benefits other than pensions	6,379	6,294
Pension liability	61,992	63,441
Other noncurrent liabilities	20,784	26,877
Total liabilities	561,066	598,329
Commitments and contingent liabilities
Equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 64,690,526 shares issued and 49,092,583 shares outstanding (including 1,050,462 non-voting restricted shares and net of 15,597,943 treasury shares) at June 30, 2016 and 64,603,344 shares issued and 48,822,013 shares outstanding (including 993,934 non-voting restricted shares and net of 15,781,331 treasury shares) at December 31, 2015	491	488
Additional paid-in capital	50,635	47,165
Retained earnings	268,573	244,947
Accumulated other comprehensive loss	(31,974)	(37,318)
Total Knoll, Inc. stockholders' equity	287,725	255,282
Noncontrolling interests	209	192
Total equity	287,934	255,474
Total liabilities and equity	$849,000	$853,803

See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Sales	$294,700	$268,622	$579,329	$535,120
Cost of sales	180,636	167,431	357,501	338,620
Gross profit	114,064	101,191	221,828	196,500
Selling, general, and administrative expenses	80,590	72,936	156,505	145,946
Operating profit	33,474	28,255	65,323	50,554
Interest expense	1,307	1,851	2,861	3,736
Other expense (income), net	185	200	2,789	(6,957)
Income before income tax expense	31,982	26,204	59,673	53,775
Income tax expense	10,678	8,982	21,100	19,118
Net earnings	21,304	17,222	38,573	34,657
Net earnings (loss) attributable to noncontrolling interests	6	(17)	17	(25)
Net earnings attributable to Knoll, Inc. stockholders	$21,298	$17,239	$38,556	$34,682

Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$0.44	$0.36	$0.80	$0.73
Diluted	$0.44	$0.36	$0.79	$0.72

Dividends per share	$0.15	$0.12	$0.30	$0.24

Weighted-average number of common shares outstanding:
Basic	48,018,733	47,760,961	47,961,661	47,705,222
Diluted	48,664,318	48,509,546	48,588,725	48,445,060

Net earnings	$21,304	$17,222	$38,573	$34,657
Other comprehensive income (loss):
Pension and other postretirement liability adjustment, net of tax	(136)	1,382	(272)	2,764
Foreign currency translation adjustment	1,566	118	5,616	(12,881)
Total other comprehensive income (loss), net of tax	1,430	1,500	5,344	(10,117)
Total comprehensive income	22,734	18,722	43,917	24,540
Comprehensive income (loss) attributable to noncontrolling interests	6	(17)	17	(25)
Comprehensive income attributable to Knoll, Inc. stockholders	$22,728	$18,739	$43,900	$24,565

See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$38,573	$34,657
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation	9,248	8,776
Amortization expense (including deferred financing fees)	1,977	1,951
Stock-based compensation	4,592	3,574
Inventory obsolescence	1,423	864
Unrealized foreign currency losses (gains)	1,605	(6,818)
Bad debt and customer credits	1,282	384
Loss on disposal of property, plant and equipment	1	227
Changes in assets and liabilities:
Customer receivables	16,216	8,864
Inventories	(6,410)	(5,945)
Accounts payable	(10,109)	(36,399)
Current and deferred income taxes	527	(11,437)
Other current assets	(2,675)	(1,765)
Other current liabilities	(9,787)	3,192
Other noncurrent assets and liabilities	(786)	7,317
Cash provided by operating activities	45,677	7,442
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net	(15,057)	(12,670)
Cash used in investing activities	(15,057)	(12,670)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from credit facility	173,500	170,000
Repayment of credit facility	(185,500)	(154,000)
Payment of dividends	(14,727)	(11,502)
Proceeds from the issuance of common stock	2,120	4,421
Purchase of common stock for treasury	(3,903)	(6,067)
Contingent purchase price payment	(5,000)	(5,000)
Tax benefit from the exercise of stock options and vesting of equity awards	662	979
Cash used in financing activities	(32,848)	(1,169)
Effect of exchange rate changes on cash and cash equivalents	1,584	(2,282)
Net decrease in cash and cash equivalents	(644)	(8,679)
Cash and cash equivalents at beginning of period	4,192	19,021
Cash and cash equivalents at end of period	$3,548	$10,342

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
In April 2015, the FASB issued ASU No. 2015-03 - Interest—Imputation of Interest (Subtopic 835-30). This ASU simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of the debt liability, which is consistent with the treatment of debt discounts. The new guidance should be applied on a retrospective basis, and upon transition, an entity is required to comply with the applicable disclosures necessary for a change in accounting principle. This ASU is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. The Company reclassified deferred financing fees of $1.9 million and $2.3 million from other noncurrent assets to long-term debt as of June 30, 2016 and December 31, 2015, respectively.
In July 2015, the FASB issued ASU 2015-11 - Inventory (Topic 330), which amends existing guidance for measuring inventories. This amendment will require the Company to measure inventories recorded using the first-in, first-out method at the lower of cost and net realizable value. This amendment does not change the methodology for measuring inventories recorded using the last-in, first-out method. This amendment will be effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the impact of the adoption of this ASU to have a material impact on its consolidated financial position, results of operations and cash flows.
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

KNOLL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends Accounting Standards Codification Topic 718, Compensation – Stock Compensation.  ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. The Company does not expect the impact of the adoption of this ASU to have a material impact on its consolidated financial statements.
NOTE 2. INVENTORIES
Information regarding the Company's inventories is as follows (in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$61,448	$58,412
Work-in-process	7,777	7,470
Finished goods	77,250	74,916
	$146,475	$140,798
Inventory reserves for obsolescence and other estimated losses were $9.5 million and $8.3 million at June 30, 2016 and December 31, 2015, respectively, and have been included in the amounts above.
NOTE 3. INCOME TAXES
The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provisions for the three months ended June 30, 2016 and 2015 were based on the estimated effective tax rates applicable for the full years ending December 31, 2016 and 2015, which includes items specifically related to the interim periods. The Company’s effective tax rate was 35.4% and 35.6% for the six months ended June 30, 2016 and 2015, respectively. The decrease in the Company's effective tax rate for the six months ended June 30, 2016 was a result of the geographic mix of pretax income and the varying effective tax rates in the countries and states in which the Company operates, and a favorable income tax examination ruling received from a non-U.S. income tax jurisdiction.
As of June 30, 2016 and December 31, 2015, the Company had unrecognized tax benefits of approximately $1.2 million and $4.4 million, respectively. These unrecognized tax benefit amounts would affect the effective tax rate if recognized. During the six months ended June 30, 2016, the Company paid approximately $3.2 million of certain tax liabilities as a result of filing amended returns. As of June 30, 2016, the Company is subject to U.S. Federal income tax examinations for the tax years 2012 through 2015, and to non-U.S. income tax examinations for the tax years 2009 through 2015. In addition, the Company is subject to state and local income tax examinations for the tax years 2011 through 2015.
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

KNOLL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in the warranty reserve are as follows (in thousands):

Balance, December 31, 2015	$8,513
Provision for warranty claims	3,448
Warranty claims paid	(3,219)
Foreign currency translation adjustment	38
Balance, June 30, 2016	$8,780
NOTE 5. INDEBTEDNESS
The Company's long-term debt is summarized as follows (in thousands):

	June 30, 2016	December 31, 2015
Balance of revolving credit facility	$30,000	$37,000
Balance of term loan	180,000	185,000
Total long-term debt	210,000	222,000
Less: Current maturities of long-term debt	10,000	10,000
Less: Deferred financing fees, net	1,949	2,282
Long-term debt	$198,051	$209,718
NOTE 6. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2016 (in thousands):

	Foreign Currency Translation Adjustment	Pension and Other Post-Retirement Liability Adjustment	Total
Balance, as of December 31, 2015	$(14,486)	$(22,832)	$(37,318)
Other comprehensive income before reclassifications	5,616	—	5,616
Amounts reclassified from accumulated other comprehensive income	—	(272)	(272)
Net current-period other comprehensive income (loss)	5,616	(272)	5,344
Balance, as of June 30, 2016	$(8,870)	$(23,104)	$(31,974)
The following reclassifications were made from accumulated other comprehensive income (loss) to the condensed consolidated statements of operations and other comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Amortization of pension and other post-retirement liability adjustments
Prior service credits (1)	$(280)	$(72)	$(560)	$(144)
Actuarial losses (1)	61	2,258	122	4,516
Total before tax	(219)	2,186	(438)	4,372
Tax expense (benefit)	83	(804)	166	(1,608)
Net of tax	$(136)	$1,382	$(272)	$2,764
(1) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension costs. See Note 7 for additional information.

KNOLL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. PENSION AND OTHER POSTRETIREMENT BENEFITS
The following table sets forth the components of the net periodic benefit cost for the Company's pension and other postretirement benefit plans (in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
Service cost	$468	$1,887	$—	$4
Interest cost	2,416	3,114	49	80
Expected return on plan assets	(3,612)	(3,655)	—	—
Amortization of prior service credit	—	—	(280)	(72)
Recognized actuarial loss (gain)	123	2,166	(62)	92
Net periodic benefit (income) cost	$(605)	$3,512	$(293)	$104
For the three months ended June 30, 2016, $0.3 million of pension income was recognized in cost of sales and $0.3 million was recognized in selling, general, and administrative expenses. For the three months ended June 30, 2015, $2.0 million of pension expense was incurred in cost of sales and $1.5 million was incurred in selling, general, and administrative expenses.

	Pension Benefits		Other Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Service cost	$936	$3,774	$—	$8
Interest cost	4,832	6,228	98	160
Expected return on plan assets	(7,224)	(7,310)	—	—
Amortization of prior service credit	—	—	(560)	(144)
Recognized actuarial loss (gain)	246	4,332	(124)	184
Net periodic benefit (income) cost	$(1,210)	$7,024	$(586)	$208
For the six months ended June 30, 2016, $0.6 million of pension income was recognized in cost of sales and $0.6 million was recognized in selling, general, and administrative expenses. For the six months ended June 30, 2015, $4.0 million of pension expense was incurred in cost of sales and $3.0 million was incurred in selling, general, and administrative expenses.
During 2016, the Company expects to contribute $8.0 million and $2.0 million in discretionary contributions to the union and nonunion pension plans, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net earnings attributable to Knoll, Inc. stockholders	$21,298	$17,239	$38,556	$34,682

Denominator:
Denominator for basic earnings per share - weighted-average shares	48,019	47,761	47,962	47,705
Effect of dilutive securities:
Potentially dilutive shares resulting from stock plans	645	749	627	740
Denominator for diluted earnings per share - weighted-average shares	48,664	48,510	48,589	48,445
Antidilutive equity awards not included in weighted-average common shares—diluted	—	—	—	—

Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$0.44	$0.36	$0.80	$0.73
Diluted	$0.44	$0.36	$0.79	$0.72
NOTE 9. EQUITY
The following table shows the change in equity attributable to Knoll, Inc. stockholders and noncontrolling interests during the six months ended June 30, 2016 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Knoll, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2015	$488	$47,165	$244,947	$(37,318)	$255,282	$192	$255,474
Net earnings	—	—	38,556	—	38,556	17	38,573
Other comprehensive income	—	—	—	5,344	5,344	—	5,344
Shares issued for consideration:
Exercise of stock options (165,000 shares)	2	2,070	—	—	2,072	—	2,072
Income tax effect from the exercise of stock options and vesting of equity awards	—	662	—	—	662	—	662
Shares issued under stock incentive plan (297,632)	3	(3)	—	—	—	—	—
Shares issued to Board of Directors in lieu of cash (2,182 shares)	—	50	—	—	50	—	50
Stock-based compensation	—	4,592	—	—	4,592	—	4,592
Cash dividend ($0.30 per share)	—	—	(14,930)	—	(14,930)	—	(14,930)
Purchase of common stock (188,169 shares)	(2)	(3,901)	—	—	(3,903)	—	(3,903)
Balance at June 30, 2016	$491	$50,635	$268,573	$(31,974)	$287,725	$209	$287,934

KNOLL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. FAIR VALUE OF FINANCIAL INSTRUMENTS
Financial Instruments
The carrying value of the Company’s cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short maturities.
The carrying value of the Company’s long-term debt approximates its fair value, as it is variable rate debt and the terms are comparable to market terms as of the balance sheet dates, and are classified as Level 2.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table represents the assets and liabilities, measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Fair Value as of June 30, 2016				Fair Value as of December 31, 2015
Liabilities:	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Contingent purchase price payment	$—	$—	$6,000	$6,000	$—	$—	$11,000	$11,000
Pursuant to the agreement governing the acquisition of HOLLY HUNT®, the Company may be required to make annual contingent purchase price payments. The payouts are based upon HOLLY HUNT® reaching an annual net sales target, for each year through 2016, and are paid out on or around February 20 of the following calendar year. The Company classifies this as a Level 3 measurement and is required to remeasure this liability at fair value on a recurring basis. The fair value of such contingent purchase price payments, totaling $16.0 million, was determined at the time of acquisition based upon net sales projections for HOLLY HUNT® for 2014, 2015, and 2016. The Company paid $5.0 million of the remaining $11.0 million contingent purchase price in the six months ended June 30, 2016 as a result of HOLLY HUNT® achieving the 2015 net sales projections. Excluding the initial recognition of the liability for the contingent purchase price payments and payments made to reduce the liability, any further changes in the fair value would be included within selling, general and administrative expenses.
There were no additional assets or liabilities recorded at fair value on a recurring basis as of June 30, 2016 or December 31, 2015.

KNOLL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. SEGMENT INFORMATION
The following information below categorizes certain financial information into the Company's reportable segments for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
SALES
Office	$179,270	$160,877	$364,626	$328,600
Studio	88,650	77,863	160,156	148,057
Coverings	26,780	29,882	54,547	58,463
Knoll, Inc.	$294,700	$268,622	$579,329	$535,120
INTERSEGMENT SALES (1)
Office	$488	$415	$1,069	$901
Studio	1,753	1,706	3,058	3,086
Coverings	2,008	1,317	4,255	3,242
Knoll, Inc.	$4,249	$3,438	$8,382	$7,229
OPERATING PROFIT
Office	$13,597	$9,099	$30,193	$16,345
Studio	14,067	12,079	23,110	21,031
Coverings	5,810	7,077	12,020	13,178
Knoll, Inc.(2)	$33,474	$28,255	$65,323	$50,554
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
Overview
We design, manufacture, market and sell high-end furnishings and accessories, textiles, fine leathers, and designer felt for the workplace and home. Our commitment to innovation and modern design has yielded a comprehensive portfolio of products and a brand recognized for high quality and a sophisticated image. Our products are targeted at the middle to upper end of the market and are sold primarily in North America and Europe through a direct sales force and a broad network of independent dealers, showrooms, retailers and websites.
During the last decade we have diversified our sources of revenue among our varying operating segments and we believe over the long run our diversification efforts and strategy will continue to result in a more profitable and less cyclical enterprise. At the same time, we have continued to focus on growing and improving the operating performance of our Office segment. Recent introductions of complementary products like adjustable tables, seating and ergonomic accessories have driven our recent growth in the Office business.
As the workplace continues to evolve and the traditional boundaries between residential and contract blur, we believe our unique combination of office furnishings, KnollStudio® design classics and lounge designs, Spinneybeck | FilzFelt architectural materials and our broad range of Edelman® Leather and KnollTextiles® coverings materials helps us both capture more of our clients' total spend, and improves our profitability.

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
Results of Operations
Comparison of Consolidated Results for the Three Months Ended June 30, 2016 and 2015

	Three Months Ended June 30,		2016 vs. 2015
	2016	2015	$ Change	% Change
	(Dollars in thousands, except per share data)
Net Sales	$294,700	$268,622	$26,078	9.7%
Gross profit	114,064	101,191	12,873	12.7%
Selling, general, and administrative expenses	80,590	72,936	7,654	10.5%
Operating profit	33,474	28,255	5,219	18.5%
Interest expense	1,307	1,851	(544)	(29.4)%
Other expense, net	185	200	(15)	(7.5)%
Income tax expense	10,678	8,982	1,696	18.9%
Net earnings	21,304	17,222	4,082	23.7%
Net earnings attributable to Knoll, Inc. stockholders	21,298	17,239	4,059	23.5%
Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$0.44	$0.36	$0.08	22.2%
Diluted	$0.44	$0.36	$0.08	22.2%
Statistical Data
Gross profit %	38.7%	37.7%
Operating profit %	11.4%	10.5%
Selling, general, and administrative expenses %	27.3%	27.2%
Net Sales
Net sales for the three months ended June 30, 2016 were $294.7 million, an increase of $26.1 million, or 9.7%, from sales of $268.6 million for the three months ended June 30, 2015. The increase in sales was largely due to an $18.4 million increase in our Office segment sales, where we experienced growth in our core office systems as well as in our recently introduced complementary products, such as adjustable tables and storage products. Our Studio segment sales also increased 13.9% from the same period in the prior year, due primarily to strong sales growth in Europe and KnollStudio North America.
Gross Profit
Gross profit for the three months ended June 30, 2016 was $114.1 million, an increase of $12.9 million, or 12.7%, from gross profit of $101.2 million for the three months ended June 30, 2015. As a percentage of sales, gross profit increased from 37.7% for the three months ended June 30, 2015 to 38.7% for the three months ended June 30, 2016. This improvement was driven mainly by the Office segment, where operating efficiencies and improved fixed-cost leverage from higher volumes were favorable.
Operating Profit
Operating profit for the three months ended June 30, 2016 was $33.5 million, an increase of $5.2 million, or 18.5%, from operating profit of $28.3 million for the three months ended June 30, 2015. The increase in operating profit was driven primarily by the Office segment resulting from higher volume as well as cost improvement benefits. Operating profit as a percentage of sales increased from 10.5% in the three months ended June 30, 2015 to 11.4% in the three months ended June 30, 2016.

Selling, general, and administrative expenses for the three months ended June 30, 2016 were $80.6 million, or 27.3% of sales, compared to $72.9 million, or 27.2% of sales, for the three months ended June 30, 2015. The increase in operating expenses was primarily related to expanded sales and marketing investments as well as higher incentive accruals related to increased profitability.
Interest Expense
Interest expense for the three months ended June 30, 2016 was $1.3 million, a decrease of $0.6 million from interest expense of $1.9 million for the three months ended June 30, 2015. The decrease in interest expense was due primarily to lower outstanding debt balances. During the three months ended June 30, 2016 and 2015, our weighted average interest rates were approximately 1.9% and 2.1%, respectively.
Other Expense, net
Other expense for the three months ended June 30, 2016 was $0.2 million compared to other expense for the three months ended June 30, 2015 of $0.2 million. Other expense for the three months ended June 30, 2016 and 2015 was primarily related to foreign exchange losses that resulted from the revaluation of intercompany balances between our Canadian and U.S. entities.
Income Tax Expense
Our effective tax rate was 33.0% for the three months ended June 30, 2016, compared to 34.3% for the three months ended June 30, 2015. The decrease in our effective tax rate for the three months ended June 30, 2016 was a result of the geographic mix of pretax income and the varying effective tax rates in the countries and states in which we operate, and a favorable income tax examination ruling received from a non-U.S. income tax jurisdiction.
Comparison of Consolidated Results for the Six Months Ended June 30, 2016 and 2015

	Six Months Ended June 30,		2016 vs. 2015
	2016	2015	$ Change	% Change
	(Dollars in thousands, except per share data)
Net Sales	$579,329	$535,120	$44,209	8.3%
Gross profit	221,828	196,500	25,328	12.9%
Selling, general, and administrative expenses	156,505	145,946	10,559	7.2%
Operating profit	65,323	50,554	14,769	29.2%
Interest expense	2,861	3,736	(875)	(23.4)%
Other expense (income), net	2,789	(6,957)	9,746	(140.1)%
Income tax expense	21,100	19,118	1,982	10.4%
Net earnings	38,573	34,657	3,916	11.3%
Net earnings attributable to Knoll, Inc. stockholders	38,556	34,682	3,874	11.2%
Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$0.80	$0.73	$0.07	9.6%
Diluted	$0.79	$0.72	$0.07	9.7%
Statistical Data
Gross profit %	38.3%	36.7%
Operating profit %	11.3%	9.4%
Selling, general, and administrative expenses %	27.0%	27.3%
Net Sales
Net sales for the six months ended June 30, 2016 were $579.3 million, an increase of $44.2 million, or 8.3%, from sales of $535.1 million for the six months ended June 30, 2015. The increase in sales was largely due to a $36.0 million increase in our Office segment sales where we experienced growth in our core office systems as well as in our recently introduced complementary products, like adjustable tables and storage products. Our Studio segment sales also increased 8.2% from the same period in the prior year, as all of our Studio segment businesses continued to grow.

Gross Profit
Gross profit for the six months ended June 30, 2016 was $221.8 million, an increase of $25.3 million, or 12.9%, from gross profit of $196.5 million for the six months ended June 30, 2015. As a percentage of sales, gross profit increased from 36.7% for the six months ended June 30, 2015 to 38.3% for the six months ended June 30, 2016. The increase in gross profit as a percent of sales was driven primarily by the Office segment, where operating efficiencies resulting from our supply chain initiatives, capital investments and an improved fixed-cost basis that allowed us to leverage higher volumes to produce strong margin improvement.
Operating Profit
Operating profit for the six months ended June 30, 2016 was $65.3 million, an increase of $14.8 million, or 29.2%, from operating profit of $50.6 million for the six months ended June 30, 2015. The increase in operating profit was driven primarily by the Office segment resulting from higher volume as well as cost improvement benefits. Operating profit as a percentage of sales increased from 9.4% in the six months ended June 30, 2015 to 11.3% in the six months ended June 30, 2016.
Selling, general, and administrative expenses for the six months ended June 30, 2016 were $156.5 million, or 27.0% of sales, compared to $145.9 million, or 27.3% of sales, for the six months ended June 30, 2015. The increase in operating expenses was related to increased costs from marketing investments, additional headcount, and higher incentive accruals related to increased profitability.
Interest Expense
Interest expense for the six months ended June 30, 2016 was $2.9 million, a decrease of $0.8 million from interest expense of $3.7 million for the six months ended June 30, 2015. The decrease in interest expense was due primarily to lower outstanding debt balances. During both the six months ended June 30, 2016 and 2015, our weighted average interest rates were approximately 2.1%.
Other Expense (Income), net
Other expense for the six months ended June 30, 2016 was $2.8 million compared to other income for the six months ended June 30, 2015 of $7.0 million. Other expense for the six months ended June 30, 2016 was primarily related to foreign exchange losses that resulted from the revaluation of intercompany balances between our Canadian and U.S. entities. The gain in the six months ended June 30, 2015 was due to the settlement of an outstanding receivable with our Canadian subsidiary.
Income Tax Expense
Our effective tax rate was 35.4% for the six months ended June 30, 2016, compared to 35.6% for the six months ended June 30, 2015. The decrease in our effective tax rate for the six months ended June 30, 2016 was a result of the geographic mix of pretax income and the varying effective tax rates in the countries and states in which we operate, and a favorable income tax examination ruling received from a non-U.S. income tax jurisdiction.
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

Comparison of Segment Results for the Three Months Ended June 30, 2016 and 2015

	Three Months Ended June 30,		2016 vs. 2015
	2016	2015	$ Change	% Change
	(Dollars in thousands)
SALES
Office	$179,270	$160,877	$18,393	11.4%
Studio	88,650	77,863	10,787	13.9%
Coverings	26,780	29,882	(3,102)	(10.4)%
Knoll, Inc.	$294,700	$268,622	$26,078	9.7%
OPERATING PROFIT
Office	$13,597	$9,099	$4,498	49.4%
Studio	14,067	12,079	1,988	16.5%
Coverings	5,810	7,077	(1,267)	(17.9)%
Knoll, Inc. (1)	$33,474	$28,255	$5,219	18.5%
_______________________________________________________________________________
(1) The Company does not allocate interest expense or other expense (income), net to the reportable segments.
Office
Net sales for the Office segment for the three months ended June 30, 2016 were $179.3 million, an increase of $18.4 million, or 11.4%, when compared with the three months ended June 30, 2015. The increase in the Office segment was led by continued growth in our core systems portfolio, as well as increases in complementary products. Operating profit for the Office segment in the three months ended June 30, 2016 was $13.6 million, an increase of $4.5 million, or 49.4%, when compared with the three months ended June 30, 2015. The increase in operating profit was mainly the result of higher volume as well as cost improvement benefits from continued efficiency initiatives.
Studio
Net sales for the Studio segment for the three months ended June 30, 2016 were $88.6 million, an increase of $10.7 million, or 13.9%, when compared with the three months ended June 30, 2015. The increase in the Studio segment was led by Europe and KnollStudio in North America, however, all of our Studio segment businesses continued to grow in the three months ended June 30, 2016. Operating profit for the Studio segment in the three months ended June 30, 2016 was $14.1 million, an increase of $2.0 million, or 16.5%, when compared with the three months ended June 30, 2015. The increase in operating profit was driven by increased sales volume, foreign exchange benefits and cost improvement efficiencies.
Coverings
Net sales for the Coverings segment for the three months ended June 30, 2016 were $26.8 million, a decrease of $3.1 million, or 10.4%, when compared with the three months ended June 30, 2015. Continued year-over-year growth in Spinneybeck | FilzFelt sales was offset by weakness at KnollTextiles and Edelman. Operating profit for the Coverings segment in the three months ended June 30, 2016 was $5.8 million, a decrease of $1.3 million, or 17.9%, when compared with the three months ended June 30, 2015.

Comparison of Segment Results for the Six Months Ended June 30, 2016 and 2015

	Six Months Ended June 30,		2016 vs. 2015
	2016	2015	$ Change	% Change
	(Dollars in thousands)
SALES
Office	$364,626	$328,600	$36,026	11.0%
Studio	160,156	148,057	12,099	8.2%
Coverings	54,547	58,463	(3,916)	(6.7)%
Knoll, Inc.	$579,329	$535,120	$44,209	8.3%
OPERATING PROFIT
Office	$30,193	$16,345	$13,848	84.7%
Studio	23,110	21,031	2,079	9.9%
Coverings	12,020	13,178	(1,158)	(8.8)%
Knoll, Inc. (1)	$65,323	$50,554	$14,769	29.2%
_______________________________________________________________________________
(1) The Company does not allocate interest expense or other expense (income), net to the reportable segments.
Office
Net sales for the Office segment for the six months ended June 30, 2016 were $364.6 million, an increase of $36.0 million, or 11.0%, when compared with the six months ended June 30, 2015. The increase in the Office segment was led by complementary products including our height-adjustable tables and storage products, as well as solid growth in our core Office systems portfolio. Operating profit for the Office segment in the six months ended June 30, 2016 was $30.2 million, an increase of $13.8 million, or 84.7%, when compared with the six months ended June 30, 2015. The increase in operating profit was mainly the result of higher volume as well as cost improvement benefits from continued efficiency initiatives.
Studio
Net sales for the Studio segment for the six months ended June 30, 2016 were $160.2 million, an increase of $12.1 million, or 8.2%, when compared with the six months ended June 30, 2015. This increase was primarily driven by HOLLY HUNT, however, all of our Studio segment business continued to grow in the six months ended June 30, 2016. Operating profit for the Studio segment in the six months ended June 30, 2016 was $23.1 million, an increase of $2.1 million, or 9.9%, when compared with the six months ended June 30, 2015. The increase in operating profit was driven by increased sales volume, cost improvement efficiencies, increased net price realization and foreign exchange benefits.
Coverings
Net sales for the Coverings segment for the six months ended June 30, 2016 were $54.5 million, a decrease of $3.9 million, or 6.7%, when compared with the six months ended June 30, 2015. Continued year-over-year growth in Spinneybeck | FilzFelt sales was offset by weakness at KnollTextiles and Edelman. Operating profit for the Coverings segment in the six months ended June 30, 2016 was $12.0 million, a decrease of $1.2 million, or 8.8%, when compared with the six months ended June 30, 2015.

Liquidity and Capital Resources
The following table highlights certain key cash flows and capital information pertinent to the discussion that follows:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Cash provided by operating activities	$45,677	$7,442
Cash used in investing activities	(15,057)	(12,670)
Cash used in financing activities	(32,848)	(1,169)
Effect of exchange rate changes on cash and cash equivalents	1,584	(2,282)
Net decrease in cash and cash equivalents	(644)	(8,679)
Cash and cash equivalents at beginning of period	4,192	19,021
Cash and cash equivalents at end of period	3,548	10,342
We have historically funded our business through cash generated from operations, supplemented by debt borrowings. Available cash is primarily used for our working capital needs, capital expenditures, the payment of quarterly dividends, and the repurchase of shares. Our investment in capital expenditures shows our commitment to improving our operating efficiency, innovation and modernization, and includes leasehold improvements for our showrooms, new product tooling, manufacturing equipment and technology.
Cash provided by operating activities was $45.7 million for the six months ended June 30, 2016 compared to $7.4 million for the six months ended June 30, 2015. For the six months ended June 30, 2016, cash provided by operating activities consisted primarily of $58.7 million from net income and various non-cash charges, partially offset by $13.0 million of unfavorable changes in assets and liabilities. For the six months ended June 30, 2015, cash provided by operating activities consisted of $43.6 million from net income and various non-cash charges, partially offset by $36.2 million of unfavorable changes in assets and liabilities. Working capital needs for the six months ended June 30, 2016 included inventory increases in the Office segment related to the introduction of complementary products, inventory increases in the Studio segment for the expansion of a HOLLY HUNT showroom, and to improve in-stock quick-ship programs on certain HOLLY HUNT offerings.
Cash used in investing activities was $15.1 million for the six months ended June 30, 2016 compared to $12.7 million for the six months ended June 30, 2015. Cash used in investing activities consisted of capital expenditures for both the six months ended June 30, 2016 and 2015.
Cash used in financing activities was $32.8 million for the six months ended June 30, 2016 compared to $1.2 million for the six months ended June 30, 2015. The increase in cash used in financing activities was the result of a $12.0 million net repayment of our revolving credit facilities in the six months ended June 30, 2016 compared to $16.0 million net proceeds from our revolving credit facilities in the six months ended June 30, 2015. Additionally, we made dividends payments of $14.7 million and $11.5 million in the six months ended June 30, 2016 and 2015, respectively. The increase in dividend payments was the result of increasing our quarterly dividends from $0.12 to $0.15 per share in the fourth quarter of 2015.
We use our credit facility in the ordinary course of business to fund our working capital needs and, at times, make significant borrowings and repayments under the facility depending on our cash needs and availability. As of June 30, 2016 and December 31, 2015, there was approximately $210.0 million and $222.0 million, respectively, outstanding under our credit facility. Borrowings under the credit facility may be repaid at any time, but no later than May 2019.
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

We are currently in compliance with all of the covenants and conditions under our credit facility. We believe that existing cash balances and internally generated cash flows, together with borrowings available under our credit facility, will be sufficient to fund working capital needs, capital spending requirements, debt service requirements and dividend payments for at least the next twelve months. However, because of the financial covenants mentioned above, our capacity under our credit facility could be reduced if our trailing twelve month consolidated EBITDA (as defined by our credit agreement) declines significantly. Future debt payments may be paid out of cash flows from operations, from future refinancing of our debt or from equity issuances. Our ability to make scheduled payments of principal, pay interest on, or to refinance, our indebtedness, satisfy our other debt obligations and to pay dividends to stockholders will depend upon our future operating performance, which is affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.
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
The non-GAAP financial measures presented within this quarterly report on Form 10-Q are Last Twelve Months (“LTM”) Adjusted EBITDA. These non-GAAP measures are not indicators of our financial performance under GAAP and should not be considered as an alternative to the applicable GAAP measure. These non-GAAP measures have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. In addition, in evaluating these non-GAAP measures, you should be aware that in the future we may incur adjustments similar to those in this presentation. Our presentation of these non-GAAP measures should not be construed as an inference that our future results will be unaffected by unusual or infrequent items. We compensate for these limitations by providing equal prominence of our GAAP results and using non-GAAP measures only as supplemental presentations.

The following table reconciles net earnings to adjusted EBITDA and computes our bank leverage calculations for the periods shown. The bank leverage calculation is in accordance with our Second Amended and Restated Credit Agreement dated May 20, 2014.

	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016
	(in millions)
Debt Levels (1)	$290.7	$274.2	$238.7	$233.7	$221.7
LTM Net Earnings	62.6	64.8	66.0	65.8	69.3
LTM Adjustments
Interest	6.8	6.6	6.1	6.2	6.2
Taxes	37.2	39.1	37.5	37.8	39.3
Depreciation and Amortization	21.1	21.2	21.3	21.3	21.3
Non-cash items and Other (2)	3.3	6.0	12.5	21.9	22.4
LTM Adjusted EBITDA	$131.0	$137.7	$143.4	$153.0	$158.5
Bank Leverage Calculation (3)	2.22	1.99	1.67	1.53	1.40
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
Environmental Matters
Our past and present business operations and the past and present ownership and operation of manufacturing plants on real property are subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste and the cleanup of properties affected by hazardous substances. As a result, we are involved from time-to-time in administrative and judicial proceedings and inquiries relating to environmental matters and could become subject to fines or penalties related thereto. We cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist. Compliance with more stringent laws or regulations, or stricter interpretation of existing laws, may require additional expenditures by us, some of which may be material. We have been identified as a potentially responsible party pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”) for remediation costs associated with waste disposal sites that we previously used. The remediation costs and our allocated share at some of these CERCLA sites are unknown. We may also be subject to claims for personal injury or contribution relating to CERCLA sites. We reserve amounts for such matters when expenditures are probable and reasonably estimable.
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
We also have risk in our exposure to certain materials and transportation costs. Steel, leather, wood products and plastics are all used in our products. For the six months ended June 30, 2016, we estimated that materials deflation was approximately $0.7 million and transportation deflation was less than $0.1 million. During the six months ended June 30, 2015, we estimated that materials and transportation inflation were approximately $1.6 million and $0.3 million, respectively. We continue to work to offset price increases in raw materials and transportation through our global sourcing initiatives, cost improvements and price increases to our products.
Interest Rate Risk
We have variable rate debt obligations that are denominated in U.S. dollars. A change in interest rates will impact the interest costs incurred and cash paid on the variable rate debt. During both the six months ended June 30, 2016 and 2015, our weighted average interest rates were approximately 2.1%.
Foreign Currency Exchange Rate Risk
We manufacture our products in the United States, Canada and Italy, and sell our products primarily in those markets as well as in other European countries. Our foreign sales and certain expenses are transacted in foreign currencies. Our production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. Additionally, as our reporting currency is the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the Canadian dollar and the Euro. Approximately 11.6% and 11.5% of our revenues in the six months ended June 30, 2016 and 2015, respectively, and 27.7% and 27.1% of our cost of goods sold in the six months ended June 30, 2016 and 2015, respectively, were denominated in currencies other than the U.S. dollar. Foreign currency exchange rate fluctuations resulted in $3.1 million of translation losses and $7.0 million of translation gains for the six months ended June 30, 2016 and 2015, respectively.

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

KNOLL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For the six months ended June 30, 2016, there have been no new material legal proceedings or material changes in the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
ITEM 1A. RISK FACTORS
For the six months ended June 30, 2016, there have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS
Repurchases of Equity Securities
The following is a summary of share repurchase activity during the three months ended June 30, 2016.
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

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
April 1, 2016 - April 30, 2016	23,550	(2)	$22.95	16,023	(3)	$32,352,413
May 1, 2016 - May 31, 2016	26,792		$26.49	26,792	(3)	$32,352,413
June 1, 2016 - June 30, 2016	33,566		$25.07	33,566	(3)	$32,352,413
Total	83,908			76,381
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
(2) In April 2016, 18,080 shares of outstanding restricted stock vested. Concurrently with the vesting, 7,527 shares were forfeited by the holders of the restricted shares to cover applicable taxes paid on the holders' behalf by the Company.
(3) These shares were purchased under the Options Proceeds Program.

ITEM 6.  EXHIBITS

Exhibit Number	Description

10.1	Amended and Restated Employment Agreement, dated as of July 1, 2016, between Knoll, Inc. and Andrew B. Cogan
10.2	Summary of Craig B. Spray 2016 Compensation
10.3	Summary of Joseph T. Coppola 2016 Compensation
10.4	Summary of Benjamin A. Pardo 2016 Compensation
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
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

101*
The following materials from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

* The Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOLL, INC.
(Registrant)

Date:	August 9, 2016
	By:	/s/ Andrew B. Cogan
Andrew B. Cogan
Chief Executive Officer

Date:	August 9, 2016
	By:	/s/ Craig B. Spray
Craig B. Spray
Chief Financial Officer
(Chief Accounting Officer)