Form 10-Q
period 2016-09-30
KNOLL INC
filed 2016-11-09
CIK 1011570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 4, 2016, there were 49,105,115 shares (including 1,039,638 non-voting restricted shares) of the Registrant’s common stock, par value $0.01 per share, outstanding.

KNOLL, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
KNOLL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	September 30, 2016	December 31, 2015
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$11,187	$4,192
Customer receivables, net of allowance for doubtful accounts of $12,591 and $7,919, respectively	83,258	116,532
Inventories, net	146,100	140,798
Deferred income taxes	18,532	20,485
Prepaid and other current assets	28,399	26,765
Total current assets	287,476	308,772
Property, plant, and equipment, net	184,690	172,142
Goodwill	134,241	127,671
Intangible assets, net	239,742	240,169
Other non-trade receivables	1,816	2,254
Other noncurrent assets	1,090	2,795
Total assets	$849,055	$853,803
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$10,000	$10,000
Accounts payable	81,913	89,552
Other current liabilities	117,147	116,488
Total current liabilities	209,060	216,040
Long-term debt	183,217	209,718
Deferred income taxes	75,904	75,959
Postretirement benefits other than pensions	6,392	6,294
Pension liability	51,377	63,441
Other noncurrent liabilities	20,381	26,877
Total liabilities	546,331	598,329
Commitments and contingent liabilities
Equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 64,732,620 shares issued and 49,123,632 shares outstanding (including 1,058,129 non-voting restricted shares and net of 15,608,988 treasury shares) at September 30, 2016 and 64,603,344 shares issued and 48,822,013 shares outstanding (including 993,934 non-voting restricted shares and net of 15,781,331 treasury shares) at December 31, 2015	491	488
Additional paid-in capital	52,886	47,165
Retained earnings	283,018	244,947
Accumulated other comprehensive loss	(33,891)	(37,318)
Total Knoll, Inc. stockholders' equity	302,504	255,282
Noncontrolling interests	220	192
Total equity	302,724	255,474
Total liabilities and equity	$849,055	$853,803

See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Sales	$292,097	$263,588	$871,426	$798,708
Cost of sales	179,296	162,381	536,797	501,001
Gross profit	112,801	101,207	334,629	297,707
Selling, general, and administrative expenses	77,598	72,062	234,103	218,008
Restructuring and other charges	—	441	—	441
Operating profit	35,203	28,704	100,526	79,258
Interest expense	1,296	1,650	4,157	5,386
Other expense (income), net	681	(1,757)	3,470	(8,714)
Income before income tax expense	33,226	28,811	92,899	82,586
Income tax expense	11,608	10,950	32,229	30,068
Net earnings	21,618	17,861	60,670	52,518
Net earnings attributable to noncontrolling interests	11	28	28	3
Net earnings attributable to Knoll, Inc. stockholders	$21,607	$17,833	$60,642	$52,515

Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$0.45	$0.37	$1.26	$1.10
Diluted	$0.44	$0.37	$1.24	$1.08

Dividends per share	$0.15	$0.12	$0.45	$0.36

Weighted-average number of common shares outstanding:
Basic	48,053,836	47,764,462	48,000,386	47,725,186
Diluted	48,845,553	48,487,623	48,765,607	48,441,129

Net earnings	$21,618	$17,861	$60,670	$52,518
Other comprehensive (loss) income:
Pension and other postretirement liability adjustment, net of tax	(136)	4,902	(408)	7,666
Foreign currency translation adjustment	(1,781)	(4,228)	3,835	(17,109)
Total other comprehensive (loss) income, net of tax	(1,917)	674	3,427	(9,443)
Total comprehensive income	19,701	18,535	64,097	43,075
Comprehensive income attributable to noncontrolling interests	11	28	28	3
Comprehensive income attributable to Knoll, Inc. stockholders	$19,690	$18,507	$64,069	$43,072

See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$60,670	$52,518
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation	13,977	12,780
Amortization expense (including deferred financing fees)	2,966	2,927
Stock-based compensation	7,246	5,650
Inventory obsolescence	2,186	1,510
Unrealized foreign currency losses (gains)	1,324	(7,173)
Bad debt and customer credits	4,854	755
Loss on disposal of property, plant and equipment	4	392
Changes in assets and liabilities:
Customer receivables	28,997	19,124
Inventories	(6,807)	(11,713)
Accounts payable	(8,186)	(44,481)
Current and deferred income taxes	958	(5,941)
Other current assets	(1,548)	(1,417)
Other current liabilities	758	7,574
Other noncurrent assets and liabilities	(11,737)	5,634
Cash provided by operating activities	95,662	38,139
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net	(25,442)	(19,837)
Purchase of a business, net of cash acquired	(8,389)	—
Cash used in investing activities	(33,831)	(19,837)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from credit facility	253,500	230,000
Repayment of credit facility	(280,500)	(230,500)
Payment of dividends	(21,946)	(17,194)
Proceeds from the issuance of common stock	2,847	5,247
Purchase of common stock for treasury	(4,503)	(7,478)
Contingent purchase price payment	(5,000)	(5,000)
Tax benefit from the exercise of stock options and vesting of equity awards	—	940
Cash used in financing activities	(55,602)	(23,985)
Effect of exchange rate changes on cash and cash equivalents	766	(3,581)
Net increase (decrease) in cash and cash equivalents	6,995	(9,264)
Cash and cash equivalents at beginning of period	4,192	19,021
Cash and cash equivalents at end of period	$11,187	$9,757

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
New Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition, and most industry-specific guidance throughout the Accounting Standards Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for fiscal years beginning after December 15, 2017, and for interim periods therein. The guidance permits the use of either a full retrospective or modified retrospective transition method. The Company has not yet selected a transition method and is currently in the assessment phase of evaluating the impact of the amended guidance on the consolidated financial position, results of operations and related disclosures.
In April 2015, the FASB issued ASU No. 2015-03 - Interest—Imputation of Interest (Subtopic 835-30). This ASU simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of the debt liability, which is consistent with the treatment of debt discounts. The new guidance should be applied on a retrospective basis, and upon transition, an entity is required to comply with the applicable disclosures necessary for a change in accounting principle. This ASU is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. The Company reclassified deferred financing fees of $1.8 million and $2.3 million from other noncurrent assets to long-term debt as of September 30, 2016 and December 31, 2015, respectively.
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

KNOLL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends Accounting Standards Codification Topic 718, Compensation – Stock Compensation.  ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. The Company early adopted this standard during the three months ended September 30, 2016. As a result of the adoption of this standard,
•excess tax benefits of less than $0.1 million and $0.5 million were recorded through income tax expense as discrete items for the three and nine months ended September 30, 2016, respectively;
•excess tax benefits were combined with current and deferred income taxes within operating cash flows adopted on a prospective basis;
•the Company elected to change its policy from estimating forfeitures to recognizing forfeitures when they occur and as a result approximately $0.1 million of cumulative estimated forfeiture expense was recorded to retained earnings as of January 1, 2016;
•cash paid by the Company when directly withholding shares to satisfy an employee's statutory tax obligations continued to be classified as a financing activity and are included within the purchase of common stock for treasury line item; and
•there was no impact on prior periods due to adopting the guidance on a prospective basis.
NOTE 2. INVENTORIES
Information regarding the Company's inventories is as follows (in thousands):

	September 30, 2016	December 31, 2015
Raw materials	$63,649	$58,412
Work-in-process	7,762	7,470
Finished goods	74,689	74,916
	$146,100	$140,798
Inventory reserves for obsolescence and other estimated losses were $9.9 million and $8.3 million at September 30, 2016 and December 31, 2015, respectively, and have been included in the amounts above.
NOTE 3. INCOME TAXES
The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provisions for the three months ended September 30, 2016 and 2015 were based on the estimated effective tax rates applicable for the full years ending December 31, 2016 and 2015, which includes items specifically related to the interim periods. The Company’s effective tax rate was 34.9% and 38.0% for the three months ended September 30, 2016 and 2015, respectively. The Company’s effective tax rate was 34.7% and 36.4% for the nine months ended September 30, 2016 and 2015, respectively. The decrease in the Company's effective tax rate for the three and nine months ended September 30, 2016 was a result of discrete items and a result of the geographic mix of pretax income and the varying effective tax rates in the countries and states in which the Company operates.
As of September 30, 2016 and December 31, 2015, the Company had unrecognized tax benefits of approximately $1.5 million and $4.4 million, respectively. These unrecognized tax benefit amounts would affect the effective tax rate if recognized. During the nine months ended September 30, 2016, the Company paid approximately $3.2 million of certain tax liabilities as a result of filing amended returns. As of September 30, 2016, the Company is subject to U.S. Federal income tax examinations for the tax years 2007 through 2015, and to non-U.S. income tax examinations for the tax years 2009 through 2015. In addition, the Company is subject to state and local income tax examinations for the tax years 2007 through 2015.

KNOLL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Changes in the warranty reserve are as follows (in thousands):

Balance, December 31, 2015	$8,513
Provision for warranty claims	5,161
Warranty claims paid	(4,757)
Foreign currency translation adjustment	28
Balance, September 30, 2016	$8,945
NOTE 5. INDEBTEDNESS
The Company's long-term debt is summarized as follows (in thousands):

	September 30, 2016	December 31, 2015
Balance of revolving credit facility	$17,500	$37,000
Balance of term loan	177,500	185,000
Total long-term debt	195,000	222,000
Less: Current maturities of long-term debt	10,000	10,000
Less: Deferred financing fees, net	1,783	2,282
Long-term debt	$183,217	$209,718
NOTE 6. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2016 (in thousands):

	Foreign Currency Translation Adjustment	Pension and Other Post-Retirement Liability Adjustment	Total
Balance, as of December 31, 2015	$(14,486)	$(22,832)	$(37,318)
Other comprehensive income before reclassifications	3,835	—	3,835
Amounts reclassified from accumulated other comprehensive loss	—	(408)	(408)
Net current-period other comprehensive income (loss)	3,835	(408)	3,427
Balance, as of September 30, 2016	$(10,651)	$(23,240)	$(33,891)

KNOLL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following reclassifications were made from accumulated other comprehensive income (loss) to the condensed consolidated statements of operations and other comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Amortization of pension and other post-retirement liability adjustments
Prior service credits (1)	$(280)	$(420)	$(840)	$(564)
Actuarial losses (1)	61	949	183	5,465
Total before tax	(219)	529	(657)	4,901
Tax expense (benefit)	83	(176)	249	(1,784)
Net of tax	$(136)	$353	$(408)	$3,117
(1) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension costs. See Note 7 for additional information.
NOTE 7. PENSION AND OTHER POSTRETIREMENT BENEFITS
The following table sets forth the components of the net periodic benefit cost for the Company's pension and other postretirement benefit plans (in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
Service cost	$468	$1,851	$—	$(2)
Interest cost	2,416	3,055	49	60
Expected return on plan assets	(3,862)	(3,564)	—	—
Amortization of prior service credit	—	—	(280)	(420)
Recognized actuarial loss (gain)	123	1,158	(62)	(209)
Net periodic benefit (income) cost	$(855)	$2,500	$(293)	$(571)
For the three months ended September 30, 2016, $0.5 million of pension income was recognized in cost of sales and $0.4 million was recognized in selling, general, and administrative expenses. For the three months ended September 30, 2015, $1.5 million of pension expense was incurred in cost of sales and $1.0 million was incurred in selling, general, and administrative expenses.

	Pension Benefits		Other Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Service cost	$1,404	$5,626	$—	$5
Interest cost	7,248	9,283	147	221
Expected return on plan assets	(11,086)	(10,874)	—	—
Amortization of prior service credit	—	—	(840)	(564)
Recognized actuarial loss (gain)	369	5,490	(186)	(25)
Net periodic benefit (income) cost	$(2,065)	$9,525	$(879)	$(363)
For the nine months ended September 30, 2016, $1.1 million of pension income was recognized in cost of sales and $0.9 million was recognized in selling, general, and administrative expenses. For the nine months ended September 30, 2015, $5.2 million of pension expense was incurred in cost of sales and $4.3 million was incurred in selling, general, and administrative expenses.

KNOLL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During nine months ended September 30, 2016, the Company contributed $8.0 million and $2.0 million in discretionary contributions to the union and nonunion pension plans, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net earnings attributable to Knoll, Inc. stockholders	$21,607	$17,833	$60,642	$52,515

Denominator:
Denominator for basic earnings per share - weighted-average shares	48,054	47,764	48,000	47,725
Effect of dilutive securities:
Potentially dilutive shares resulting from stock plans	792	724	766	716
Denominator for diluted earnings per share - weighted-average shares	48,846	48,488	48,766	48,441
Antidilutive equity awards not included in weighted-average common shares—diluted	(8)	—	(43)	—

Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$0.45	$0.37	$1.26	$1.10
Diluted	$0.44	$0.37	$1.24	$1.08

KNOLL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. EQUITY
The following table shows the change in equity attributable to Knoll, Inc. stockholders and noncontrolling interests during the nine months ended September 30, 2016 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Knoll, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2015	$488	$47,165	$244,947	$(37,318)	$255,282	$192	$255,474
Net earnings	—	—	60,642	—	60,642	28	60,670
Other comprehensive income	—	—	—	3,427	3,427	—	3,427
Shares issued for consideration:
Exercise of stock options (202,500 shares)	2	2,770	—	—	2,772	—	2,772
Shares issued under stock incentive plan (313,632)	3	(3)	—	—	—	—	—
Shares issued to Board of Directors in lieu of cash (3,276 shares)	—	75	—	—	75	—	75
Stock-based compensation (1)	—	7,380	(134)	—	7,246	—	7,246
Cash dividend ($0.45 per share)	—	—	(22,437)	—	(22,437)	—	(22,437)
Purchase of common stock (211,714 shares)	(2)	(4,501)	—	—	(4,503)	—	(4,503)
Balance at September 30, 2016	$491	$52,886	$283,018	$(33,891)	$302,504	$220	$302,724
(1) The $0.1 million adjustment in retained earnings represents the ASU 2016-09 adjustment for cumulative estimated forfeiture expense. See Note 1 for additional information.
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

	Fair Value as of September 30, 2016				Fair Value as of December 31, 2015
Liabilities:	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Contingent purchase price payment	$—	$—	$6,000	$6,000	$—	$—	$11,000	$11,000
Pursuant to the agreement governing the acquisition of HOLLY HUNT®, the Company may be required to make annual contingent purchase price payments. The payouts are based upon HOLLY HUNT® reaching an annual net sales target, for each year through 2016, and are paid out on or around February 20 of the following calendar year. The Company classifies this as a Level 3 measurement and is required to remeasure this liability at fair value on a recurring basis. The fair value of such contingent purchase price payments, totaling $16.0 million, was determined at the time of acquisition based upon net sales projections for HOLLY HUNT® for 2014, 2015, and 2016. The Company paid $5.0 million of the remaining $11.0 million contingent purchase price in the nine months ended September 30, 2016 as a result of HOLLY HUNT® achieving the 2015 net sales projections. Excluding the initial recognition of the liability for the contingent purchase price payments and payments made to reduce the liability, any further changes in the fair value would be included within selling, general and administrative expenses.
There were no additional assets or liabilities recorded at fair value on a recurring basis as of September 30, 2016 or December 31, 2015.

KNOLL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. SEGMENT INFORMATION
The following information below categorizes certain financial information into the Company's reportable segments for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
SALES
Office	$185,764	$160,781	$550,390	$489,381
Studio	79,829	74,965	239,985	223,022
Coverings	26,504	27,842	81,051	86,305
Knoll, Inc.	$292,097	$263,588	$871,426	$798,708
INTERSEGMENT SALES (1)
Office	$466	$343	$1,535	$1,244
Studio	1,228	1,525	4,286	4,611
Coverings	2,099	1,627	6,353	4,869
Knoll, Inc.	$3,793	$3,495	$12,174	$10,724
OPERATING PROFIT
Office	$18,016	$11,112	$48,209	$27,457
Studio	11,706	11,340	34,816	32,371
Coverings	5,481	6,252	17,501	19,430
Knoll, Inc.(2)	$35,203	$28,704	$100,526	$79,258
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
We continue to increase our footprint in the residential market through our strategy of showroom expansion, and use this foundation as a platform for growth. In the three months ended September 30, 2016, our HOLLY HUNT® division completed the acquisition of Vladimir Kagan Design Group, known for its elegant, mid-century and contemporary designs. HOLLY HUNT®, together with residential opportunities domestically and internationally, gives us exposure to a sophisticated clientèle that is pleased to invest in the finest in modern design.
Results of Operations
Comparison of Consolidated Results for the Three Months Ended September 30, 2016 and 2015

	Three Months Ended September 30,		2016 vs. 2015
	2016	2015	$ Change	% Change
	(Dollars in thousands, except per share data)
Net Sales	$292,097	$263,588	$28,509	10.8%
Gross profit	112,801	101,207	11,594	11.5%
Selling, general, and administrative expenses	77,598	72,062	5,536	7.7%
Operating profit	35,203	28,704	6,499	22.6%
Interest expense	1,296	1,650	(354)	(21.5)%
Other expense, net	681	(1,757)	2,438	(138.8)%
Income tax expense	11,608	10,950	658	6.0%
Net earnings	21,618	17,861	3,757	21.0%
Net earnings attributable to Knoll, Inc. stockholders	21,607	17,833	3,774	21.2%
Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$0.45	$0.37	$0.08	21.6%
Diluted	$0.44	$0.37	$0.07	18.9%
Statistical Data
Gross profit %	38.6%	38.4%
Operating profit %	12.1%	10.9%
Selling, general, and administrative expenses %	26.6%	27.3%
Net Sales
Net sales for the three months ended September 30, 2016 were $292.1 million, an increase of $28.5 million, or 10.8%, from sales of $263.6 million for the three months ended September 30, 2015. The increase in sales was largely due to a $25.0 million increase in our Office segment sales, where we experienced growth in our core office systems as well as in our recently introduced complementary products, such as adjustable tables and storage products. Our Studio segment sales also increased 6.5% from the same period in the prior year, due primarily to strong sales growth in Europe and KnollStudio.
Gross Profit
Gross profit for the three months ended September 30, 2016 was $112.8 million, an increase of $11.6 million, or 11.5%, from gross profit of $101.2 million for the three months ended September 30, 2015. As a percentage of sales, gross profit increased from 38.4% for the three months ended September 30, 2015 to 38.6% for the three months ended September 30, 2016. This improvement was driven mainly by the Office segment, where operating efficiencies and improved fixed-cost leverage from higher volumes were favorable.
Operating Profit
Operating profit for the three months ended September 30, 2016 was $35.2 million, an increase of $6.5 million, or 22.6%, from operating profit of $28.7 million for the three months ended September 30, 2015. The increase in operating profit was driven primarily by the Office segment resulting from higher volume as well as cost improvement benefits. Operating profit as a percentage of sales increased from 10.9% in the three months ended September 30, 2015 to 12.1% in the three months ended September 30, 2016.

Selling, general, and administrative expenses for the three months ended September 30, 2016 were $77.6 million, or 26.6% of sales, compared to $72.1 million, or 27.3% of sales, for the three months ended September 30, 2015. The increase in operating expenses was primarily related to expanded sales and product development investments as well as higher incentive accruals related to increased profitability.
Interest Expense
Interest expense for the three months ended September 30, 2016 was $1.3 million, a decrease of $0.4 million from interest expense of $1.7 million for the three months ended September 30, 2015. The decrease in interest expense was due primarily to lower outstanding debt balances. During both the three months ended September 30, 2016 and 2015, our weighted average interest rate was approximately 2.0%.
Other Expense, net
Other expense for the three months ended September 30, 2016 was $0.7 million compared to other income for the three months ended September 30, 2015 of $1.8 million. Other expense in the three months ended September 30, 2016 was related to the impact of exchange rate fluctuations on our foreign subsidiaries. Other income in the three months ended September 30, 2015 was primarily related to foreign exchange gains due to the devaluation of the Canadian dollar.
Income Tax Expense
Our effective tax rate was 34.9% for the three months ended September 30, 2016, compared to 38.0% for the three months ended September 30, 2015. The decrease in our effective tax rate for the three months ended September 30, 2016 was a result of discrete items and the geographic mix of pretax income and the varying effective tax rates in the countries and states in which we operate.
Comparison of Consolidated Results for the Nine Months Ended September 30, 2016 and 2015

	Nine Months Ended September 30,		2016 vs. 2015
	2016	2015	$ Change	% Change
	(Dollars in thousands, except per share data)
Net Sales	$871,426	$798,708	$72,718	9.1%
Gross profit	334,629	297,707	36,922	12.4%
Selling, general, and administrative expenses	234,103	218,008	16,095	7.4%
Operating profit	100,526	79,258	21,268	26.8%
Interest expense	4,157	5,386	(1,229)	(22.8)%
Other expense (income), net	3,470	(8,714)	12,184	(139.8)%
Income tax expense	32,229	30,068	2,161	7.2%
Net earnings	60,670	52,518	8,152	15.5%
Net earnings attributable to Knoll, Inc. stockholders	60,642	52,515	8,127	15.5%
Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$1.26	$1.10	$0.16	14.5%
Diluted	$1.24	$1.08	$0.16	14.8%
Statistical Data
Gross profit %	38.4%	37.3%
Operating profit %	11.5%	9.9%
Selling, general, and administrative expenses %	26.9%	27.3%
Net Sales
Net sales for the nine months ended September 30, 2016 were $871.4 million, an increase of $72.7 million, or 9.1%, from sales of $798.7 million for the nine months ended September 30, 2015. The increase in sales was largely due to a $61.0 million increase in our Office segment sales where we experienced growth in our core office systems as well as in our recently introduced complementary products, like adjustable tables and storage products. Our Studio segment sales also increased 7.6% from the same period in the prior year, as all of our Studio segment businesses continued to experience growth.

Gross Profit
Gross profit for the nine months ended September 30, 2016 was $334.6 million, an increase of $36.9 million, or 12.4%, from gross profit of $297.7 million for the nine months ended September 30, 2015. As a percentage of sales, gross profit increased from 37.3% for the nine months ended September 30, 2015 to 38.4% for the nine months ended September 30, 2016. The increase in gross profit as a percent of sales was driven primarily by the Office segment, where operating efficiencies resulting from our supply chain initiatives, capital investments and an improved fixed-cost basis that allowed us to leverage higher volumes to produce strong margin improvement.
Operating Profit
Operating profit for the nine months ended September 30, 2016 was $100.5 million, an increase of $21.3 million, or 26.8%, from operating profit of $79.3 million for the nine months ended September 30, 2015. The increase in operating profit was driven primarily by the Office segment resulting from higher volume as well as cost improvement benefits. Operating profit as a percentage of sales increased from 9.9% in the nine months ended September 30, 2015 to 11.5% in the nine months ended September 30, 2016.
Selling, general, and administrative expenses for the nine months ended September 30, 2016 were $234.1 million, or 26.9% of sales, compared to $218.0 million, or 27.3% of sales, for the nine months ended September 30, 2015. The increase in operating expenses was related to increased costs from marketing investments, additional headcount, and higher incentive accruals related to increased profitability.
Interest Expense
Interest expense for the nine months ended September 30, 2016 was $4.2 million, a decrease of $1.2 million from interest expense of $5.4 million for the nine months ended September 30, 2015. The decrease in interest expense was due primarily to lower outstanding debt balances. During both the nine months ended September 30, 2016 and 2015, our weighted average interest rate was approximately 2.0%.
Other Income, net
Other expense for the nine months ended September 30, 2016 was $3.5 million compared to other income for the nine months ended September 30, 2015 of $8.7 million. Other expense for the nine months ended September 30, 2016 was primarily related to exchange losses that resulted from the revaluation of intercompany balances between our foreign entities. The gain in the nine months ended September 30, 2015 was due to the settlement of an outstanding receivable with our Canadian subsidiary.
Income Tax Expense
Our effective tax rate was 34.7% for the nine months ended September 30, 2016, compared to 36.4% for the nine months ended September 30, 2015. The decrease in our effective tax rate for the nine months ended September 30, 2016 was a result of a favorable income tax examination ruling received from a non-U.S. income tax jurisdiction and the geographic mix of pretax income and the varying effective tax rates in the countries and states in which we operate.
Segment Reporting
We manage our business through three reporting segments: (1) Office, (2) Studio, and (3) Coverings. The Office segment includes systems, seating, storage, tables, desks and KnollExtra® ergonomic accessories as well as the international sales of our North American Office products. The Studio segment includes our KnollStudio® division, the Company's European subsidiaries which primarily sell KnollStudio products and Holly Hunt Enterprises, Inc. The KnollStudio portfolio includes a range of lounge seating, side, café and dining chairs, barstools as well as conference, dining and occasional tables. Known for style and quality, HOLLY HUNT® produces and showcases custom made product including indoor and outdoor furniture, lighting, rugs, textiles and leathers. The Coverings segment includes KnollTextiles®, Spinneybeck | FilzFelt, and Edelman® Leather. These businesses serve a wide range of customers offering high-quality textiles, felt, and leather.

Comparison of Segment Results for the Three Months Ended September 30, 2016 and 2015

	Three Months Ended September 30,		2016 vs. 2015
	2016	2015	$ Change	% Change
	(Dollars in thousands)
SALES
Office	$185,764	$160,781	$24,983	15.5%
Studio	79,829	74,965	4,864	6.5%
Coverings	26,504	27,842	(1,338)	(4.8)%
Knoll, Inc.	$292,097	$263,588	$28,509	10.8%
OPERATING PROFIT
Office	$18,016	$11,112	$6,904	62.1%
Studio	11,706	11,340	366	3.2%
Coverings	5,481	6,252	(771)	(12.3)%
Knoll, Inc. (1)	$35,203	$28,704	$6,499	22.6%
_______________________________________________________________________________
(1) The Company does not allocate interest expense or other expense (income), net to the reportable segments.
Office
Net sales for the Office segment for the three months ended September 30, 2016 were $185.8 million, an increase of $25.0 million, or 15.5%, when compared with the three months ended September 30, 2015. The increase in the Office segment was led by continued growth in our core systems portfolio, as well as increases in complementary products. Operating profit for the Office segment in the three months ended September 30, 2016 was $18.0 million, an increase of $6.9 million, or 62.1%, when compared with the three months ended September 30, 2015. The increase in operating profit was mainly the result of higher volume as well as cost improvement benefits from continued efficiency initiatives.
Studio
Net sales for the Studio segment for the three months ended September 30, 2016 were $79.8 million, an increase of $4.9 million, or 6.5%, when compared with the three months ended September 30, 2015. The increase in the Studio segment was led by Europe and KnollStudio in the three months ended September 30, 2016. Operating profit for the Studio segment in the three months ended September 30, 2016 was $11.7 million, an increase of $0.4 million, or 3.2%, when compared with the three months ended September 30, 2015. The increase in operating profit was driven by increased sales volume.
Coverings
Net sales for the Coverings segment for the three months ended September 30, 2016 were $26.5 million, a decrease of $1.3 million, or 4.8%, when compared with the three months ended September 30, 2015. Continued year-over-year growth in Spinneybeck | FilzFelt sales was offset by weakness at KnollTextiles and Edelman Leather. Operating profit for the Coverings segment in the three months ended September 30, 2016 was $5.5 million, a decrease of $0.8 million, or 12.3%, when compared with the three months ended September 30, 2015.

Comparison of Segment Results for the Nine Months Ended September 30, 2016 and 2015

	Nine Months Ended September 30,		2016 vs. 2015
	2016	2015	$ Change	% Change
	(Dollars in thousands)
SALES
Office	$550,390	$489,381	$61,009	12.5%
Studio	239,985	223,022	16,963	7.6%
Coverings	81,051	86,305	(5,254)	(6.1)%
Knoll, Inc.	$871,426	$798,708	$72,718	9.1%
OPERATING PROFIT
Office	$48,209	$27,457	$20,752	75.6%
Studio	34,816	32,371	2,445	7.6%
Coverings	17,501	19,430	(1,929)	(9.9)%
Knoll, Inc. (1)	$100,526	$79,258	$21,268	26.8%
_______________________________________________________________________________
(1) The Company does not allocate interest expense or other expense (income), net to the reportable segments.
Office
Net sales for the Office segment for the nine months ended September 30, 2016 were $550.4 million, an increase of $61.0 million, or 12.5%, when compared with the nine months ended September 30, 2015. The increase in the Office segment was led by solid growth in our core Office systems portfolio, as well as complementary products including our height-adjustable tables and storage products. Operating profit for the Office segment in the nine months ended September 30, 2016 was $48.2 million, an increase of $20.8 million, or 75.6%, when compared with the nine months ended September 30, 2015. The increase in operating profit was mainly the result of higher volume as well as cost improvement benefits from continued efficiency initiatives.
Studio
Net sales for the Studio segment for the nine months ended September 30, 2016 were $240.0 million, an increase of $17.0 million, or 7.6%, when compared with the nine months ended September 30, 2015. This increase was primarily driven by Europe and KnollStudio, however, all of our Studio segment business continued to grow in the nine months ended September 30, 2016. Operating profit for the Studio segment in the nine months ended September 30, 2016 was $34.8 million, an increase of $2.4 million, or 7.6%, when compared with the nine months ended September 30, 2015. The increase in operating profit was driven by increased sales volume, foreign exchange benefits, and cost improvement efficiencies.
Coverings
Net sales for the Coverings segment for the nine months ended September 30, 2016 were $81.1 million, a decrease of $5.3 million, or 6.1%, when compared with the nine months ended September 30, 2015. Continued year-over-year growth in Spinneybeck | FilzFelt sales was offset by weakness at KnollTextiles and Edelman Leather. Operating profit for the Coverings segment in the nine months ended September 30, 2016 was $17.5 million, a decrease of $1.9 million, or 9.9%, when compared with the nine months ended September 30, 2015.

Liquidity and Capital Resources
The following table highlights certain key cash flows and capital information pertinent to the discussion that follows:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Cash provided by operating activities	$95,662	$38,139
Cash used in investing activities	(33,831)	(19,837)
Cash used in financing activities	(55,602)	(23,985)
Effect of exchange rate changes on cash and cash equivalents	766	(3,581)
Net increase (decrease) in cash and cash equivalents	6,995	(9,264)
Cash and cash equivalents at beginning of period	4,192	19,021
Cash and cash equivalents at end of period	11,187	9,757
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
Cash provided by operating activities was $95.7 million for the nine months ended September 30, 2016 compared to $38.1 million for the nine months ended September 30, 2015. For the nine months ended September 30, 2016, cash provided by operating activities consisted primarily of $93.2 million from net income and various non-cash charges, as well as $2.4 million of cash from lower working capital. For the nine months ended September 30, 2015, cash provided by operating activities consisted of $69.4 million from net income and various non-cash charges, partially offset by $31.2 million of cash used to fund working capital requirements. Cash from working capital requirements improved in the nine months ending 2016 compared to the nine months ending 2015 due to greater cash collections from customers, lower accounts payable and lower cash outflow for inventory investments.
Cash used in investing activities was $33.8 million for the nine months ended September 30, 2016 compared to $19.8 million for the nine months ended September 30, 2015. The increase in cash used in investing activities was primarily the result of the purchase of Vladimir Kagan Design Group as well as additional investments in capital expenditures.
Cash used in financing activities was $55.6 million for the nine months ended September 30, 2016 compared to $24.0 million for the nine months ended September 30, 2015. The increase in cash used in financing activities was the result of a $27.0 million net repayment of our revolving credit facilities in the nine months ended September 30, 2016 compared to $0.5 million net repayment from our revolving credit facilities in the nine months ended September 30, 2015. Additionally, we made dividends payments of $21.9 million and $17.2 million in the nine months ended September 30, 2016 and 2015, respectively. The increase in dividend payments was the result of increasing our quarterly dividends from $0.12 to $0.15 per share in the fourth quarter of 2015.
We use our credit facility in the ordinary course of business to fund our working capital needs and, at times, make significant borrowings and repayments under the facility depending on our cash needs and availability. As of September 30, 2016 and December 31, 2015, there was approximately $195.0 million and $222.0 million, respectively, outstanding under our credit facility. Borrowings under the credit facility may be repaid at any time, but no later than May 2019.
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

We are currently in compliance with all of the covenants and conditions under our credit facility. As of September 30, 2016, our consolidated leverage ratio was 1.25. We believe that existing cash balances and internally generated cash flows, together with borrowings available under our credit facility, will be sufficient to fund working capital needs, capital spending requirements, debt service requirements and dividend payments for at least the next twelve months. However, because of the financial covenants mentioned above, our capacity under our credit facility could be reduced if our trailing twelve month consolidated EBITDA (as defined by our credit agreement) declines significantly. Future debt payments may be paid out of cash flows from operations, from future refinancing of our debt or from equity issuances. Our ability to make scheduled payments of principal, pay interest on, or to refinance, our indebtedness, satisfy our other debt obligations and to pay dividends to stockholders will depend upon our future operating performance, which is affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.
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

	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016	September 30, 2016
	(in millions)
Debt Levels (1)	$274.2	$238.7	$233.7	$221.7	$206.7
LTM Net Earnings	64.8	66.0	65.8	69.3	74.1
LTM Adjustments
Interest	6.6	6.1	6.2	6.2	5
Taxes	39.1	37.5	37.8	39.3	39.6
Depreciation and Amortization	21.2	21.3	21.3	21.3	22.5
Non-cash items and Other (2)	6.0	12.5	21.9	22.4	23.8
LTM Adjusted EBITDA	$137.7	$143.4	$153.0	$158.5	$165.0
Bank Leverage Calculation (3)	1.99	1.67	1.53	1.40	1.25
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
Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange-traded contracts. As a result, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
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
We also have risk in our exposure to certain materials and transportation costs. Steel, leather, wood products and plastics are all used in our products. For the nine months ended September 30, 2016, we estimated that materials deflation was approximately $0.8 million and transportation deflation was less than $0.1 million. During the nine months ended September 30, 2015, we estimated that materials and transportation inflation were approximately $1.9 million and $0.3 million, respectively. We continue to work to offset price increases in raw materials and transportation through our global sourcing initiatives, cost improvements and price increases to our products.
Interest Rate Risk
We have variable rate debt obligations that are denominated in U.S. dollars. A change in interest rates will impact the interest costs incurred and cash paid on the variable rate debt. During both the nine months ended September 30, 2016 and 2015, our weighted average interest rates were approximately 2.0%.
Foreign Currency Exchange Rate Risk
We manufacture our products in the United States, Canada and Italy, and sell our products primarily in those markets as well as in other European countries. Our foreign sales and certain expenses are transacted in foreign currencies. Our production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. Additionally, as our reporting currency is the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the Canadian dollar and the Euro. Approximately 11.7% and 11.2% of our revenues in the nine months ended September 30, 2016 and 2015, respectively, and 27.2% and 26.5% of our cost of goods sold in the nine months ended September 30, 2016 and 2015, respectively, were denominated in currencies other than the U.S. dollar. Foreign currency exchange rate fluctuations resulted in $3.8 million of translation losses and $8.7 million of translation gains for the nine months ended September 30, 2016 and 2015, respectively.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures.    We, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report (September 30, 2016) ("Disclosure Controls"). Based upon the Disclosure Controls evaluation, our principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting.  There have been no changes in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

KNOLL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For the nine months ended September 30, 2016, there have been no new material legal proceedings or material changes in the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
ITEM 1A. RISK FACTORS
For the nine months ended September 30, 2016, there have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS
Repurchases of Equity Securities
The following is a summary of share repurchase activity during the three months ended September 30, 2016.
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

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
July 1, 2016 - July 31, 2016	3,912	(2)	$25.50	—	(3)	$32,352,413
August 1, 2016 - August 31, 2016	19,633		$25.48	19,633	(3)	$32,352,413
September 1, 2016 - September 30, 2016	—		$—	—	(3)	$32,352,413
Total	23,545			19,633
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
(2) In July 2016, 8,333 shares of outstanding restricted stock vested. Concurrently with the vesting, 3,912 shares were forfeited by the holders of the restricted shares to cover applicable taxes paid on the holders' behalf by the Company.
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

101*
The following materials from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

* The Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOLL, INC.
(Registrant)

Date:	November 9, 2016
	By:	/s/ Andrew B. Cogan
Andrew B. Cogan
Chief Executive Officer

Date:	November 9, 2016
	By:	/s/ Craig B. Spray
Craig B. Spray
Chief Financial Officer
(Chief Accounting Officer)