Form 10-K
period 2016-12-31
KNOLL INC
filed 2017-03-01
CIK 1011570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐    No ☒
As of June 30, 2016, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $1,150,700,000 based on the closing sale price as reported on the New York Stock Exchange.
As of February 27, 2017, there were 49,050,070 shares (including 948,902 shares of non-voting restricted shares) of the Registrant's common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement for its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this report on Form 10-K to the extent stated therein.

PART I
ITEM 1. BUSINESS
General
Knoll, Inc. (“Knoll,” the “Company,” “we,” “us,” “our”) is a leading manufacturer of commercial and residential furniture, accessories and coverings. We are a constellation of design-driven brands and people working with clients to create inspired modern interiors. Simply stated, we provide the furnishings and materials to help people enjoy their workplaces and homes. Our businesses share a reputation for high-quality and sophistication forming a diversified portfolio that sustain throughout evolving trends and perform throughout business cycles. To the architects and designers we work with, to our clients in the commercial, education, healthcare and government sectors, and to the many consumers we reach, Knoll represents a commitment to innovative solutions and an unmatched heritage of modern design.
How people live and work is constantly being reshaped by changing technology and lifestyle trends. Our founders, Hans and Florence Knoll, believed in the power of design to enhance people’s lives. Since our start almost 80 years ago, Knoll has won a place in iconic settings and in museums worldwide, earning numerous design honors and awards. Today, we have an unsurpassed collection of classic products to introduce, and reintroduce, as well as groundbreaking new designs. We enjoy strong relationships with many of today’s celebrated furniture and industrial designers, and a reputation that attracts new designers. Together, we work with customers to create inspired settings for work, education, hospitality and living.
We focus on two distinct “to-the-trade” specifier markets, commercial and residential. Commercial, the largest portion of our business, is where we see strategic opportunities through the expansion of underpenetrated categories and ancillary markets. At the same time, we are expanding further into consumer and decorator channels worldwide. We reach customers primarily through a broad network of independent dealers and distribution partners, through our direct sales force, and through our showrooms, as well as our online presence.
We manage our business through our reporting segments: Office, Studio, and Coverings. All unallocated expenses are included within Corporate. When we refer to our “Specialty” products or businesses, we are referring collectively to our Studio and Coverings segments.
The Office segment includes a complete range of workplace products that address diverse workplace planning paradigms. These products include systems furniture, seating, storage, tables, desks and KnollExtra® accessories, as well as the international sales of our North American Office products.
The Studio segment includes:

KnollStudio® products, including iconic seating, lounge furniture, side, cafe and dining chairs as well as conference, training, dining and occasional tables.

DatesWeiser, known for its sophisticated meeting and conference tables and credenzas, setting a standard for design, quality and technology integration.

HOLLY HUNT®, known for high quality residential furniture, lighting, rugs, textiles and leathers. HOLLY HUNT® includes Vladimir Kagan Design Group (“Vladimir Kagan”), a renowned collection of modern luxury furnishings.

Knoll Europe, which distributes both KnollStudio and Knoll Office products.
The Coverings segment includes KnollTextiles®, Spinneybeck® (including Filzfelt®), and Edelman® Leather. These businesses provide a wide range of customers with high-quality fabrics, felt, leather and related architectural products.
The Corporate function represents the accumulation of unallocated costs relating to shared services and general corporate activities including, but not limited to, legal expenses, acquisition expenses, certain finance, human resources, administrative and executive expenses and other expenses that are not directly attributable to an operating segment. Dedicated, direct selling, general and administrative expenses of the segments continue to be included within segment operating profit. As we continue to grow both organically and through acquisitions, the central support of the Corporate function will evolve and grow as well.
For further information regarding our segments see the section below, and Note 20 in the accompanying financial statements.

Strategy
We draw on our constellation of businesses to provide products and designs that meet the needs of our customers. Our offerings range from classic signature pieces to the recently introduced Rockwell Unscripted collection by The Rockwell Group; from dramatic fabrics, to Filzfelt architectural products for acoustical control. We solve a variety of needs for each customer, and our goal for each engagement is to maximize the opportunity from the start. To that end, we have undertaken strategic programs to better synchronize our teams and resources to deliver a single compelling customer experience. We also are investing in systems and tools for our dealer partners to make it easier to do business with Knoll.
Our growth strategy also focuses on specific international markets where we can significantly build our share, such as Canada, Mexico, Europe, the Middle East, and selected underpenetrated areas across the globe where there is a concentration of discerning clients.
Office Segment
Maximizing the sales growth and profitability of Office, our largest segment, has been a continuing priority. With respect to growth in our Office segment, a variety of initiatives have contributed to making this growth possible: broadening our workplace products portfolio; enhancing strategic sales coverage, including a focus on global accounts; and strengthening our Knoll dealer distribution network. At the same time, we aim to increase profitability through operational improvements and investments in our infrastructure. Our lean manufacturing initiative, combined with continued modernization of our facilities, is allowing us to progressively deliver on this goal.
The commercial market has shifted dramatically in the last decade. As clients are readdressing the relationship between individual and collaborative workspaces, they are reducing the footprint of individual workstations and investing in more ancillary furniture. Knoll is committed to maintaining our leadership in open plan workspaces and private offices, while inventing and innovating new ways for people to work and contributing to a larger sense of well-being. Our constellation of businesses positions us well to deliver in the evolving work environment, where people choose how and where they work throughout the day, as the traditional boundaries between residential and commercial products blur, and the importance of a total environment outshines any one particular element.
We are looking beyond traditional office product categories-systems, task seating and storage-to furniture for activity spaces and the in-between spaces where people meet. We believe that our success in our traditional office products gives us an advantage throughout the workplace. As we design new products suited to flexible spaces, we are also responding to demands at different price points with different materials and finishes. Our new Rockwell Unscripted collection, received enthusiastically at the 2016 NeoCon® national industry tradeshow, addresses the idea of a hospitality work experience. Rockwell Unscripted brings a sense of theater and play to the workplace, putting people at the center of the work life experience and creating a warm and welcoming place where people want to be. The collection encompasses six product categories ranging from seating and lounge to architectural walls and storage. It addresses those needs holistically for organizations that seek alternatives to the traditional workspace.
With the evolution from individual workstations to collaborative spaces and ancillary products, Knoll is not only expanding the breadth of our offerings through our constellation of brands but also strengthening our presence in the marketplace. We are continuing to partner with our dealers to ensure our customers understand that Knoll provides not just systems or workstations and work chairs but rather a complete family of complementary ancillary products. Together, we are meeting the demands of our customers while capturing more of their total spend and elevating the profitability of our engagements.
This approach has served as a catalyst for dealers to invest in their spaces. Their showrooms are becoming extensions of our own not just product showcases but places to find new integrated solutions from all of Knoll, such as Filzfelt architectural solutions and coverings. Dealers help people to understand workplace needs and planning capabilities, and Knoll is providing more of the training and education that helps them add value and increase their profits when they sell Knoll.
Knoll is committed to using materials and technology efficiently to conserve natural resources, developing energy-efficient processes; diverting waste generated by our operations and products; and protecting the health and safety of our associates and communities. Products that contribute to sustainable development include our GREENGUARD Children & Schools(SM) certified Generation and Remix families of chairs; and our BIFMA Level 3 certified Dividends Horizon and Antenna Workspace products. Each year we issue an Environmental Health & Safety Annual Report which tracks our pursuit of sustainability across all Knoll businesses.
Our principal Knoll Office product lines, described below, include systems furniture, seating, storage, tables, desks and KnollExtra® ergonomic accessories.

Systems Furniture
Our office systems furniture encompasses a range of architect and designer-oriented products at different price levels, with a variety of planning models and product features. Systems furniture comprises integrated panels or table desks, work surfaces and storage units, power and data systems, and lighting. These components can be moved, re-configured and re-used to create flexible, space-efficient work environments, tailored to each organization's personality with wide range of laminates, paints, veneers and textiles. Knoll systems can adapt to virtually any office environment, from team spaces to private executive offices. Through product line enhancements for clients to add to their installations, and through integration with other Knoll lines, we maximize the long-term value of their investment in Knoll.
Knoll systems furniture product lines include these panel, technology wall and desk-based planning models:
•Antenna® Workspaces
•AutoStrada®
•Currents®
•Dividends Horizon®
•Morrison TM
•Reff® Profiles
Seating
We constantly research and assess the general office seating market, and develop work chairs that enhance Knoll’s reputation for ergonomics, aesthetics, comfort and value. The result is an increasingly innovative, versatile seating collection consistent with the Knoll brand.
Clients evaluate work chairs based on ergonomics, aesthetics, comfort, quality and affordability-all Knoll strengths. We offer market leading, high quality office chairs at a range of price points, performance levels and materials.
In 2014, we introduced RemixTM, a new collection of chairs by Formway Design, the New-Zealand-based designers of the successful Generation by Knoll® family of chairs (see below). RemixTM pairs upholstered comfort with innovative Flex Net MatrixTM technology for active, all-day support, delivering unexpected performance in a familiar upholstered form.
Our principal seating product lines include:
•Chadwick TM
•LIFE®
•Generation by Knoll®
•MultiGeneration by Knoll®
•ReGeneration by Knoll®
Files and Storage
Our files and storage products, featuring the Template®, Calibre® and Series 2TM product lines, are designed with unique features to maximize storage capabilities throughout the workplace. Our core files and storage products consist of lateral files, mobile pedestals and other storage units, bookcases and overhead cabinets. Knoll launched AnchorTM in 2013, a streamlined collection of user-friendly storage that addresses users’ organizational needs in the changing workplace.
The range of files and storage augments our product offering, allowing clients to address all of their office furniture needs with us, especially in competitive bid situations where Knoll systems, seating, tables and desks have been specified. The breadth of the product line also enables our dealers to offer stand-alone products to businesses that have smaller storage requirements. Files and storage are available in a wide range of sizes, configurations and colors, which can be integrated with other manufacturers' stand-alone furniture. In addition, some elements of the product line can be configured as freestanding furniture in private offices or open-plan environments.
Our principal storage product lines include:
•AnchorTM
•Calibre®
•Series 2TM
•Template®

Desks and Tables
We offer collections of adjustable tables as well as meeting, conference, training, dining, stand-alone and table desks.
Our Tone™, Upstart® and Antenna® Simple Tables product lines include adjustable, work, meeting, conference and training tables. In 2014, we introduced Tone™, a comprehensive collection of height-adjustable tables compatible with the Dividends Horizon, Antenna Workspaces, and Reff Profiles systems. Tone™ features a wide range of support and adjustment options that integrate seamlessly with Knoll open plan, private office and activity spaces furniture, or are used independently to create flexible work areas. We also expanded the Reff Profiles product line with a series of meeting tables.
KnollExtra®
KnollExtra offers accessories that complement Knoll office furniture products, including technology support accessories, desktop organizational tools, lighting and storage. KnollExtra integrates technology comfortably into the workplace, with flat panel monitor supports and central processing unit holders that deliver adjustability and save space. Sapper Monitor Arm Collection, designed by renowned industrial designer Richard Sapper, offers a clean, modern solution to technology challenges in the modern workplace; the collection is now in the permanent collection of New York's Museum of Modern Art. KnollExtra also includes marker boards, free-standing and mounted LED lighting and other technology support for the changing workplace.
The Office segment comprised approximately 62.8% of our sales in 2016, 62.2% of our sales in 2015, and 62.5% of our sales in 2014.
Studio Segment
Our Studio segment is comprised of KnollStudio, HOLLY HUNT®, KnollEurope and DatesWeiser. The Studio portfolio includes lounge seating; side, cafe and dining chairs; barstools; and training, conference, dining and occasional tables. KnollStudio includes many of our best-known furnishings, making Knoll a renowned source of classic modern and contemporary design. HOLLY HUNT® designs, produces and showcases high quality products such as residential furniture, lighting, rugs, textiles and leathers. Our Knoll Europe business offers products designed specifically for the European market, in addition to many of our popular KnollStudio and Office products. DatesWeiser, acquired in 2016, designs and produces sophisticated meeting and conference area tables known for high quality and technological integration.
KnollStudio
KnollStudio has a long history of working with celebrated architects and designers from around the world, including Ludwig Mies van der Rohe, Marcel Breuer, Harry Bertoia, Eero Saarinen, Isamu Noguchi, Warren Platner, Frank Gehry, Maya Lin, Jens Risom, Richard Schultz, and Kazuhide Takahama. In addition, KnollStudio manufactures a collection of original furniture designs by Florence Knoll. Their iconic designs often draw designers and customers into the larger Knoll constellation of brands.
The KnollStudio strategy is to both maintain and mine revered masterpieces-reintroducing those that were discontinued and are now mid-century classics, and keeping others refreshed and relevant for contemporary audiences. We enrich this heritage by collaborating with such leading contemporary designers as Mark Krusin, Marc Newson and David Adjaye, to create future classics for residential and commercial markets.
Our principal Knoll Studio product lines include seating, lounge furniture, side, café and dining chairs as well as conference, training and occasional tables. While KnollStudio designs represent different viewpoints and eras, they all embrace a modernist aesthetic. As a result, designers can integrate our ensemble of products into harmonious and inspiring settings furnished entirely with Knoll. With the trend towards residentially-inspired workplaces, KnollStudio products have gained cross-over appeal between residential and commercial settings. KnollStudio offers unparalleled quality for workplaces, homes, hotels and restaurants, as well as government and educational institutions.
To expand our audiences, our flagship Knoll Showroom in New York City and our knoll.com website reach retail consumers and designers alike. Our Knoll Space retail sales program brings consumers the best of Knoll furnishings for their home and home office, through more than 50 specialty retailers and e-tailers, with collectively more than 90 locations in the United States and Canada.
PixelTM is one our most recent Knoll Studio offerings. Introduced in 2015 as part of the KnollStudio line, Pixel is a comprehensive collection of flexible, architecturally-inspired meeting tables. Its intuitive Pixel Connect system and a patent-pending flip mechanism     make it simple to attach, separate and nest tables for various meeting and training applications. Pixel received the 2015 Best of Neocon Gold award in its category.
Pixel allows access to power wherever needed, offering a range of electrical options and the innovative Pixel Link Power System which makes it easy to connect multiple power centers.

HOLLY HUNT®
In 2014, we acquired the luxury design brand HOLLY HUNT®. As both a premier provider and distributor of furnishings, lighting, textiles and leathers, HOLLY HUNT® significantly expands our reach into the high-end, to-the-trade residential marketplace. Our strategy has been to extend the brand into a broader set of primary markets, opening new showrooms in Dallas, Houston, London and Los Angeles and expanding our product offerings. In 2016, HOLLY HUNT® acquired Vladimir Kagan Design Group, ensuring the legacy of the renowned designer’s iconic products for high profile interiors.
KnollEurope
Our Studio segment includes our KnollEurope business, consisting primarily of KnollStudio products, but drawing on the Knoll portfolio to give our customers a complete office environment. We also offer products designed specifically for the European market, such as the WaTM desk and storage system. Our presence in the European market positions us not only with local clients, but also with international clients who want to maintain their Knoll facility standard across offices worldwide.
Studio accounted for approximately 27.8% of our sales in 2016, 27.5% of our sales in 2015, and 26.6% of our sales in 2014.
Coverings Segment
Our Coverings segment consists of KnollTextiles, Spinneybeck | FilzFelt, and Edelman Leather.
KnollTextiles continues to extend its distribution to reach new customers, notably through a KnollTextiles showroom in New York City's D&D building and through the knolltextiles.com website. Our KT Collection of upholstery marries classic modern design for every day use, in a range of high performance patterns and textures at an affordable price. The company continues to win awards for its design excellence including Best of NeoCon® awards for eleven years running.
Spinneybeck | FilzFelt is expanding from being just a supplier of raw material to being a provider of finished products. The same trends that have been transforming KnollOffice workspaces have created new opportunities for architectural products that offer flexible space divider panels and acoustic control. Spinneybeck has evolved from being an upholstery leather company to being a natural materials company that provides architects and interior designers with architectural and acoustic solutions. Filzfelt 100% wool felt, offered in 63 colors, meets the demand for new and renewable materials, and offers unique properties as an architectural and sound absorbing product. Now we provide not only felt panels, but also the track systems to hang them on, and are exploring innovative new uses of easy-to-install cork tiles for walls or ceilings. Finished architectural products such as these offer the opportunity for more large-scale orders than does upholstery alone.
Edelman Leather is pursuing growth in offering basic, beautiful, natural leathers, and leveraging its nine US showrooms and one in London. It is the only leather-focused company with such a large showroom network. Edelman successfully expanded beyond leather coverings in its Edelman showrooms with distribution partner Ruckstuhl rugs three years ago; this year it added Kyle Bunting, a unique Texas manufacturer of handcrafted, one-of-a-kind rugs. We are also developing new leather coverings for the hospitality business, offering quality within the financial constraints of today’s hotels and restaurants.
To offset the continued downturn in its traditional aviation market, Edelman is moving to recapture residential demand with more supple, luxurious and natural leathers. We are also striving to identify new opportunities for operational efficiencies.
The Coverings segment accounted for approximately 9.4% of our sales in 2016, 10.3% of our sales in 2015, and 10.9% of our sales in 2014.
Product Design and Development
Our design philosophy and modern perspective reflects a historical commitment to partnering with preeminent industrial designers and architects to commercialize products that meet evolving workplace and residential needs. By combining designers' creative vision with our commitment to innovative materials and technologically advanced processes, we continue to cultivate brand loyalty among target clients. Our enviable history of nurturing the design process fosters strong, lasting relationships that attract the world's leading designers. In addition, these collaborations are consistent with our commitment to a lean organization and incentive-based compensation, by utilizing a variable royalty-based fee as opposed to the fixed costs typically associated with a larger in-house design staff.
Our broad range of research, which explores the connection between workspace design and human behavior; health and performance; and the quality of the user experience, informs our product development initiatives. Our most recent research identified a new way to think about space, referred to as Immersive Planning, and contributed to the development of our newest product launch - Rockwell Unscripted.

In addition, our Office and Studio segments product development relies upon a New Product Commercialization Process to ensure quality and consistency of our methodology, reducing product development cycle time without sacrificing quality objectives. We use Pro/ENGINEER® solids modeling tools and rapid prototyping technology to compress development cycles and to improve responsiveness to special requests for customized solutions. Working closely with the designers during the early phases of development provides critical focus to yield the most viable products, balancing innovative modern design with practical function. Cross-functional teams are employed for all major development efforts with dedicated leaders who facilitate a seamless flow into manufacturing while aggressively managing cost and schedule opportunities. Increasingly, total environmental impact is factored into product material and manufacturing process decisions.
Research and development expenses, which are expensed as incurred, were $21.7 million for 2016, $20.7 million for 2015, and $19.2 million for 2014.
Sales and Distribution
We generate sales with our direct sales force and a network of independent dealers (primarily in the Office segment), who jointly market and sell our products. We generally rely on these independent dealers to also provide a variety of important specification, installation and after-market services to our clients. Our dealers generally operate under short-term (one to three year), non-exclusive agreements. Our Studio and Coverings segments market and sell products with their own internal sales force that often work closely with our Office sales force. We also sell our KnollStudio products through a network of independent retailers. HOLLY HUNT and Edelman both operate a network of showrooms to market and sell their products.
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
In addition to coordinating sales efforts with the sales representatives, our dealers generally handle project management, installation and maintenance for client accounts after the initial product selection and sale. Although many of these dealerships also carry products of other manufacturers, they have agreed not to act as dealers for our principal direct competitors. We have not experienced significant dealer turnover. Our dealers' substantial commitment to understanding our product lines, and their strong relationships with us, serve to discourage dealers from changing vendor affiliations. We are not significantly dependent on any one dealer, the largest of which accounted for approximately 4.4%, 3.5%, and 4.3%, of our North American sales in 2016, 2015, and 2014, respectively.
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
Sales to U.S. and state and local government agencies, respectively, aggregated approximately 5.5% and 6.9% of our consolidated sales in 2016. The U.S. government typically can terminate or modify any of its contracts with us either for its convenience or if we default by failing to perform under the terms of the applicable contract.

Manufacturing and Operations
Our global supply chain manufactures and assembles products to specific customer orders and operates all facilities under a philosophy of continuous improvement and lean manufacturing. Our Office Segment is supported by sites in Canada, Michigan and Pennsylvania. The Studio Segment is supported by sites in Illinois, Italy, New York, Pennsylvania and Texas. Sites in Connecticut, New York and Pennsylvania support our Coverings Segment. In addition, we utilize many third parties to produce a variety of our Office and Studio designs.
We continue to look for ways to ensure that our manufacturing capabilities match our supply chain strategy providing the most value for Knoll. The root of our continuous improvement efforts lies in the philosophy of lean manufacturing that drives operations. As part of this philosophy, we partner with suppliers who can facilitate efficient and often just-in-time deliveries, allowing us to manage our raw materials inventory. We also utilize “Kaizen” work groups in the plants to develop best practices to minimize scrap, time and material waste at all stages of the manufacturing process. The involvement of employees at all levels ensures an organizational commitment to lean and efficient manufacturing operations. These projects improved customer responsiveness, quality and significantly improve productivity.
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
Competition
The markets in which we compete are highly competitive. We compete on the basis of (i) product design, including performance, ergonomic and aesthetic features; (ii) product quality and durability; (iii) relationships with clients, architects and designers; (iv) strength of dealer and distributor network; (v) on-time delivery and service performance; (vi) commitment to environmental standards by offering products that help clients achieve LEED® certified facilities and minimize environmental impact; and (vii) price. We estimate that our Office segment had an approximate 7.0% and 6.7% market share in the U.S. office furniture market in 2016 and 2015, respectively.
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
Competition in the Studio and Coverings segments are much more fragmented than in the Office segment. Our Studio and Coverings businesses serve the mid-to high-end of the market, but compete against many companies, none of which has a dominant market share.

Patents and Trademarks
We consider securing and protecting our intellectual property rights to be important to the business. We own approximately 53 active U.S. utility patents on various components used in our products and systems and approximately 88 active U.S. design patents. We also own approximately 420 patents in various foreign countries. The scope and duration of our patent protection varies throughout the world by jurisdiction and by individual product. In particular, patents for individual products extend for varying periods of time according to the date a patent application is filed, the date a patent is granted and the term of patent protection available in the jurisdiction granting the patent (generally 20 years from the date of filing in the U.S., for example). We believe that the duration of the applicable patents we are granted is adequate relative to the expected lives of our products. We own approximately 84 trademark registrations in the U.S., including registrations to the following trademarks, as well as related stylized depictions of the Knoll word mark: Knoll®, KnollExtra®, Knoll Luxe®, KnollStudio®, KnollTextiles®, Good Design Is Good Business®, Antenna®, Autostrada®, Calibre®, Currents®, Dividends®, Edelman® Leather, Modern Always®, Propeller®, Reff®, RPM®, Sapper XYZ®, Spinneybeck® Leather, Toboggan®, Generation by Knoll®, Regeneration by Knoll®, MultiGeneration by Knoll®, Remix®, HOLLY HUNT® and VLADIMIR KAGAN®. We also own approximately 300 trademarks registered in foreign countries. The scope and duration of our trademark protection varies throughout the world, with some countries protecting trademarks only as long as the mark is used, and others requiring registration of the mark and the payment of registration (generally ten years from the date of filing in the U.S., for example). In order to protect the indefinite duration, we make filings to continue registration of our trademarks.
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

	United States	Canada	Europe	Mexico	Consolidated
2016
Sales	$1,031,920	$36,813	$93,420	$2,139	$1,164,292
Property, plant, and equipment, net	157,856	26,452	12,776	—	197,084
2015
Sales	$979,221	$36,163	$89,058	$—	$1,104,442
Property, plant, and equipment, net	137,863	20,919	13,360	—	172,142
2014
Sales	$928,733	$32,811	$88,750	$—	$1,050,294
Property, plant, and equipment, net	123,821	25,669	15,529	—	165,019

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
Employees
As of December 31, 2016, we employed a total of 3,471 people, consisting of 2,021 hourly and 1,450 salaried employees. The Grand Rapids, Michigan plant is the only unionized plant within North America and has an agreement with the Carpenters Union, Local 1615, of the United Brotherhood of Carpenters and Joiners of America, Affiliate of the Carpenters Industrial Council (the “Union”), covering approximately 200 hourly employees. The Collective Bargaining Agreement was entered into on May 1, 2015 and expires April 2018. From time to time, there have been unsuccessful efforts to unionize at our other North American locations. We believe that relations with our employees are good. Nonetheless, it is possible that our employees may continue attempts to unionize. Certain workers in the facilities in Italy are also represented by unions.
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
In recent history, the global capital and credit markets have experienced a period of unprecedented turmoil and upheaval, characterized by the bankruptcy, failure, collapse or sale of various financial institutions. Our ability to access capital could be restricted at a time when we would like, or need, to access financial markets. In addition, interest rate fluctuations, financial market volatility or credit market disruptions may negatively affect our customers' and our suppliers' abilities to obtain credit to finance their businesses on acceptable terms. As a result, our customers' needs and abilities to purchase our products or services may decrease, and our suppliers may increase their prices, reduce their output or change their terms of sale. If our customers' or suppliers' operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, our customers may not be able to pay, or may delay payment of, accounts receivable owed to us, and our suppliers may restrict credit or impose different payment terms on us. Any inability of customers to pay us for our products and services, or any demands by suppliers for different payment terms, may adversely affect our earnings and cash flow.
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
We rely on a network of independent dealers for the joint marketing of our products to small and mid-sized accounts, and to assist us in the marketing of our products to large accounts, particularly in the Office segment. We also rely upon these dealers to provide a variety of important specification, installation and after-market services to our clients. Our dealers operate, generally, under short-term, non-exclusive agreements. There is nothing to prevent our dealers from terminating their relationships with us. In addition, individual dealers may not continue to be viable and profitable and may suffer from the lack of available credit. While we are not significantly dependent on any single dealer, our largest dealer accounted for 4.4% of our North American sales in 2016, and if dealers go out of business or are restructured, we may suffer losses because they may not be able to pay us for products previously delivered to them. The loss of a dealer relationship could also negatively affect our ability to maintain market share in the affected geographic market and to compete for and service clients in that market until a new dealer relationship is established. Establishing a viable dealer in a market can take a significant amount of time and resources. The loss or termination of a significant dealer or a significant number of dealer relationships could cause significant difficulties for us in marketing and distributing our products, resulting in a decline in our sales.
Currently, one of our largest clients is the U.S. government, a relationship that is subject to uncertain future funding levels and federal procurement laws and requires restrictive contract terms; any of these factors could curtail current or future business.
For the year ended December 31, 2016, we derived approximately 5.5% and 6.9% of our revenue from sales to U.S. and state and local government agencies, respectively. Our ability to compete successfully for and retain business with the U.S. government is highly dependent on cost-effective performance and compliance with complex procurement laws. Historically, federal procurement laws required government agencies to purchase furniture products from Federal Prison Industries, Incorporated. If these or similar laws would be re-instituted, it would make it more difficult for us to sell our furniture to agencies and departments of the U.S. government.

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
As of December 31, 2016, we had total consolidated outstanding debt of approximately $222.0 million under our credit facility.
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
At December 31, 2016, if we were to borrow the maximum available to us under our credit facility and those of our foreign subsidiaries, we would have total consolidated outstanding debt of approximately $494.2 million. The high level of our indebtedness could have important consequences to holders of our common stock, given that:
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
In the future, any foreign currency appreciation relative to the U.S. dollar would increase our expenses that are denominated in that currency. Additionally, as we report currency in the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the Canadian dollar and the Euro. Approximately 11.4% of our revenues in 2016 and 26.6% of our cost of goods sold in 2016 were denominated in currencies other than the U.S. dollar. From time to time, we review our foreign currency exposure and evaluate whether we should hedge our exposure.

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
The new Administration may make substantial changes to fiscal and tax policies that may adversely affect our business.
The new Administration has called for substantial change to fiscal and tax policies, which may include comprehensive tax reform. We cannot predict the impact, if any, of these changes to our business. However, it is possible that these changes could adversely affect our business. It is likely that some policies adopted by the new administration will benefit us and others will negatively affect us. Until we know what changes are enacted, we will not know whether in total we benefit from, or are negatively affected by, the changes.
Any attempt by the new Administration to withdraw from or materially modify NAFTA and certain other international trade agreements could adversely affect our business, financial condition and results of operations.
A significant portion of our business activities are conducted in foreign countries, including Canada and Mexico. The new Administration has made comments suggesting that certain existing international trade agreements may change, including the North American Free Trade Agreement (“NAFTA”). At this time, it remains unclear what the new Administration will or will not do with respect to these international trade agreements. If the new Administration takes action to withdraw from or materially modify NAFTA or certain other international trade agreements, our business, financial condition and results of operations could be adversely affected.
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
•changes in accounting standards, policies, guidance, interpretations or principles;
•changes in our growth rates or our competitors' growth rates;
•our inability to raise additional capital;

•	conditions of our industry as a result of changes in financial markets or general economic conditions, including those resulting from war, incidents of terrorism and responses to such events;
•sales of common stock by us or members of our management team; and

•	changes in stock market analyst recommendations or earnings estimates regarding our common stock, other comparable companies or our industry generally.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None
ITEM 2.    PROPERTIES
We operate over 3,978 thousand square feet of facilities, including manufacturing plants, warehouses and sales offices. Of these facilities, we own approximately 2,396 thousand square feet and lease approximately 1,582 thousand square feet. Our manufacturing plants are located in East Greenville, Pennsylvania, Grand Rapids and Muskegon, Michigan, Chicago, Illinois, Dallas, Texas, Toronto, Canada, and Foligno and Graffignana, Italy. The location, square footage, and use of the facilities as of December 31, 2016 are shown below.

Owned Locations	Square Footage (in thousands)		Use	Reporting Segment
East Greenville, Pennsylvania	735	(1)	Corporate Headquarters, Manufacturing, Warehouses, and Administration	Office, Studio and Coverings
Grand Rapids, Michigan	534	(1)	Manufacturing, Distribution, and Administration	Office
Toronto, Canada	386		Manufacturing, Distribution, Warehouses, and Administration	Office
Muskegon, Michigan	367	(1)	Manufacturing and Administration	Office
Foligno, Italy	259		Manufacturing, Distribution, Warehouses, and Administration	Studio
Graffignana, Italy	108		Manufacturing, Distribution, Warehouses, and Administration	Studio
Paris, France	7		Sales Offices	Studio

Leased Locations	Square Footage (in thousands)	Use	Reporting Segment
Miscellaneous Showrooms	499	Sales Offices	Office, Studio, and Coverings
Allentown, Pennsylvania	290	Warehouse, Distribution	Office and Studio
Toronto, Canada	180	Manufacturing, Warehouses, Distribution and Administration	Office
Bedford Park, Illinois	135	Warehouse, Distribution (Holly Hunt Enterprises)	Studio
Muskegon, Michigan	105	Manufacturing	Office
Buffalo, New York	89	Manufacturing and Administration (DatesWeiser)	Studio
New Milford, Connecticut	55	Manufacturing and Administration (Edelman Leather)	Coverings
Getzville, New York	45	Manufacturing and Administration (Spinneybeck)	Coverings
Knoll, Europe—various locations	41	Sales Offices, Administration, and Warehouses	Studio
East Greenville, Pennsylvania	40	Warehouses, Distribution	Office and Studio
Chicago, Illinois	34	Warehouse, Distribution (Holly Hunt Enterprises)	Studio
Dallas, Texas	30	Warehouse, Distribution (Holly Hunt Enterprises)	Studio
Chicago, Illinois	26	Administration (Holly Hunt Enterprises)	Studio
Clifton, New Jersey	13	Warehouse, Distribution (Holly Hunt Enterprises)	Studio
_______________________________________________________________________________
(1) Facilities are encumbered by mortgages securing indebtedness under our credit facility.
We believe that our plants and other facilities are sufficient for our needs for the foreseeable future.

Table of Contents

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Dividend Policy
Our common stock has been listed on the New York Stock Exchange (“NYSE”) since December 14, 2004, the date of our initial public offering, under the symbol “KNL.” As of December 31, 2016, there were approximately 121 stockholders of record of our common stock.
The following table sets forth, for the periods indicated, high and low sales prices for the common stock as reported by the NYSE.

	High	Low
Fiscal year ended December 31, 2016
First quarter	$21.93	$16.42
Second quarter	$25.46	$21.10
Third quarter	$26.76	$22.17
Fourth quarter	$28.40	$20.37

	High	Low
Fiscal year ended December 31, 2015
First quarter	$23.53	$19.20
Second quarter	$26.06	$22.00
Third quarter	$25.49	$21.81
Fourth quarter	$24.87	$18.29
We declared and paid cash dividends of $0.60 and $0.51 per share for the years ended December 31, 2016 and 2015, respectively. On February 7, 2017, our board of directors declared a cash dividend of $0.15 per share on our common stock payable on March 31, 2017 to shareholders of record on March 15, 2017. The declaration and payment of future dividends is subject to the discretion of our board of directors and depends on various factors, including our net income, financial condition, cash requirements and future prospects and other factors deemed relevant by our board of directors. Our credit facility imposes restrictions on our ability to pay dividends, and thus our ability to pay dividends on our common stock will depend upon, among other things, our level of indebtedness at the time of the proposed dividend and whether we are in default under any of our debt obligations. Our ability to pay dividends will also depend on the requirements of any future financing agreements to which we may be a party. Our board of directors intends to evaluate our dividend policy quarterly in reference to these factors.
Performance Graph
The following line graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the Standard & Poor's 500 Stock Index and with the cumulative total return of a peer group of companies selected by us for the period commencing on December 31, 2011 and ending on December 31, 2016. Our share price at the beginning of the measurement period is $14.85 per share. The graph and table assume that $100 was invested on December 31, 2011 in each of our common stock, the stock of our peer group, and the S&P 500 Index, and that all dividends were reinvested. Cumulative total stockholder returns for our common stock, the S&P 500 Index, and the stock of our peer group are based on our fiscal year. Our peer group is made up of six publicly-held companies, Herman Miller, Inc., Steelcase, Inc., HNI Corp, Kimball International Inc., Interface Inc., and Movado Group Inc. The stock performance on the graph below does not necessarily indicate future price performance.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
Among Knoll, Inc., the S&P 500 Index, and a Peer Group
$250
$200
$150
$100
$50
$0
12/11
12/12
12/13
12/14
12/15
12/16
Knoll, Inc.
S&P 500
Peer Group

$100 invested on 12/31/11 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	12/11	12/12	12/13	12/14	12/15	12/16
Knoll, Inc.	100.00	106.64	130.97	155.54	141.44	215.52
S&P 500	100.00	115.88	153.01	173.69	176.07	196.78
Peer Group	100.00	152.72	197.43	180.02	158.99	212.24
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

Issuer Purchases of Equity Securities
The following is a summary of share repurchase activity during the three months ended December 31, 2016.
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

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
October 1, 2016 - October 31, 2016	33,517	(2)	$21.13	8,891	(3)	$32,352,413
November 1, 2016 - November 30, 2016	—		$—	—		$32,352,413
December 1, 2016 - December 31, 2016	8,825	(2)	$27.84	—		$32,352,413
Total	42,342			8,891
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
(2) In October and December 2016, 51,667 and 18,742 shares of outstanding restricted stock vested, respectively. Concurrently with the vestings, 24,626 and 8,825 shares, respectively, were forfeited by the holders of the restricted shares to cover applicable taxes paid on the holders' behalf by the Company.
(3) These shares were purchased under the Options Proceeds Program.
ITEM 6.    SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes included elsewhere in this Form 10-K. The selected consolidated financial data for the years ended December 31, 2014, 2015 and 2016 and as of December 31, 2015 and 2016 are derived from our audited financial statements included elsewhere in this Form 10-K. The selected consolidated financial data for the years ended December 31, 2012 and 2013 and as of December 31, 2012, 2013 and 2014 are derived from our audited financial statements not included in this Form 10-K.

	Consolidated Statements of Operations and Comprehensive Income Data
	Years Ended December 31,
	(dollars in thousands, except per share data)
	2012	2013	2014	2015	2016
Sales	$898,496	$862,252	$1,050,294	$1,104,442	$1,164,292
Cost of sales	600,602	581,920	678,609	692,310	718,316
Gross profit	297,894	280,332	371,685	412,132	445,976
Selling, general and administrative expenses	206,422	224,915	286,801	299,476	309,668
Restructuring and other charges	—	5,104	1,532	896	—
Intangible asset impairment charges	—	8,900	—	10,650	—
Pension settlement and OPEB curtailment	—	—	6,509	—	—
Operating profit	91,472	41,413	76,843	101,110	136,308
Interest expense	6,350	5,941	7,378	6,865	5,405
Other (income) expense, net	3,215	(3,430)	(6,285)	(9,174)	3,365
Income before income tax expense	81,907	38,902	75,750	103,419	127,538
Income tax expense	30,384	15,718	29,165	37,471	45,424
Net earnings	$51,523	$23,184	$46,585	$65,948	$82,114
Net earnings attributable to Knoll, Inc. stockholders	$51,523	$23,184	$46,596	$65,963	$82,084
Per Share Data:
Earnings per share:
Basic	$1.10	$0.49	$0.98	$1.38	$1.71
Diluted	$1.09	$0.49	$0.97	$1.36	$1.68
Cash dividends declared per share:	$0.44	$0.48	$0.48	$0.51	$0.60
Weighted-average shares of common stock outstanding:
Basic	46,634,834	46,916,845	47,346,532	47,746,707	48,093,294
Diluted	47,059,186	47,659,418	48,068,249	48,438,231	48,919,108

	Consolidated Balance Sheet Data:
	As of December 31,
	2012	2013	2014	2015	2016
	(in thousands)
Working capital	$83,129	$66,827	$80,045	$92,732	$54,435
Total assets	695,873	675,762	868,943	853,803	858,613
Total long-term debt, including current portion	193,000	173,000	258,000	219,718	218,383
Total liabilities	513,559	451,935	665,725	598,329	549,144
Total equity	182,314	223,827	213,218	255,474	309,469

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
Overview
We design, manufacture, market and sell high-end commercial and residential furniture, accessories, textiles, fine leathers and designer felt for the workplace and home. We work with clients to create inspired modern interiors. Our design-driven businesses share a reputation for high-quality and sophistication offering a diversified product portfolio that endures throughout evolving trends and performs throughout business cycles. Our products are targeted at the middle to upper-end of the market where we reach customers primarily through a broad network of independent dealers and distribution partners, through our direct sales force, and through our showrooms, as well as our online presence.
Business Highlights
During the last decade we have diversified our sources of revenue among our varying operating segments. During 2016, over 37% of our sales and 45% of our profits came from outside our Office segment. We continue to build Knoll with an eye toward what works for our customers and shareholders: a constellation of high-design, high-margin businesses that leverage our historic relationships with architects, designers and decorators that combined with our disciplined approach to the management of our business has resulted in the creation of a singular entity.

We believe that over time our diversification efforts and strategy will continue to result in a more profitable and less cyclical enterprise. The 2016 acquisitions of DatesWeiser and Vladimir Kagan further advance our strategy of building global capability as a singular go-to resource for high-design workplaces and homes. DatesWeiser plays an integral role in the creation of high performance workplaces as its sophisticated meeting and conference tables and credenzas set a standard for design, quality and technology integration. DatesWeiser products will be offered as a compliment of our ‘ancillary’ offerings. Vladimir Kagan's elegant and contemporary designs will be leveraged within our HOLLY HUNT distribution channels to maximize probability and growth in the future years.
Our efforts to diversify our sources of revenue among our operating segments has not detracted from our continued focus on growing and improving the operating performance of our Office segment. We are looking beyond the traditional office product categories of systems, task seating and storage, to furniture that supports activity areas and the in-between spaces where people meet. We believe that our success in traditional office products gives us an advantage throughout the workplace. Our new Rockwell Unscripted collection encompasses every product category ranging from seating and lounge to architectural walls and storage. It addresses the needs of organizations that seek alternatives to the traditional workspace, and is substantially additive to our current product portfolio. In addition to these initiatives, we aim to increase profitability through operational improvements and investments in our physical and technological infrastructure. Our supply chain transformation initiative, combined with continued modernization of our facilities, is allowing us to progressively deliver on this goal.
We are committed to building a more efficient and responsive customer centric service culture and technology infrastructure across our organization. Our 2016 capital expenditures are reflective of this commitment as we continued to invest in the business through technology infrastructure upgrades, continued investments in our manufacturing facilities focusing on lean initiatives and showroom footprint.
Results of Operations
Comparison of Consolidated Results for the Years Ended December 31, 2016 and December 31, 2015

	Year Ended December 31,		2016 vs. 2015
	2016	2015	$ Change	% Change
	(Dollar in thousands)
Net Sales	$1,164,292	$1,104,442	$59,850	5.4%
Gross profit	445,976	412,132	33,844	8.2%
Operating profit	136,308	101,110	35,198	34.8%
Interest expense	5,405	6,865	(1,460)	(21.3)%
Other expense (income), net	3,365	(9,174)	12,539	(136.7)%
Income tax expense	45,424	37,471	7,953	21.2%
Net earnings	82,114	65,948	16,166	24.5%
Net earnings attributable to Knoll, Inc. stockholders	82,084	65,963	16,121	24.4%
Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$1.71	$1.38	$0.33	23.9%
Diluted	$1.68	$1.36	$0.32	23.5%
Statistical Data
Gross profit %	38.3%	37.3%
Operating profit %	11.7%	9.2%
Net Sales
Net sales for the year ended December 31, 2016 were $1,164.3 million, an increase of $59.9 million, or 5.4%, from sales of $1,104.4 million for the year ended December 31, 2015. The increase in sales was largely due to a $44.4 million increase in Office sales driven by continued growth in our core systems portfolio as well as an increase in complimentary products. While Coverings segment sales were slightly down compared to the prior year, Studio segment sales increased $19.6 million, led by KnollStudio in North America and Europe.

Gross Profit
Gross profit for 2016 was $446.0 million, an increase of $33.8 million, or 8.2%, from gross profit of $412.1 million in 2015. Gross profit for 2015 includes a charge of $0.9 million due to the discontinuation of one of our seating products. As a percentage of sales, gross profit increased from 37.3% for 2015 to 38.3% for 2016. This improvement was driven mainly by the Office and Studio segments, where operating efficiencies and improved fixed-cost leverage from higher volumes were favorable.
Operating Profit
Operating profit for 2016 was $136.3 million, an increase of $35.2 million, or 34.8%, from operating profit of $101.1 million for 2015. Operating profit as a percentage of sales increased from 9.2% in 2015 to 11.7% in 2016. Operating profit for 2015 included $11.5 million of restructuring and impairment charges.
Selling, general, and administrative expenses for 2016 were $309.7 million, or 26.6% of sales, compared to $299.5 million, or 27.1% of sales, for 2015. Operating expenses for 2015 include an Edelman tradename impairment of $10.7 million, as well as restructuring charges of $0.9 million. The increase in operating expenses was primarily related to expanded sales, marketing and product development investments as well as additional headcount.
Interest Expense
Interest expense for 2016 was $5.4 million, a decrease of $1.5 million from interest expense of $6.9 million for 2015. The decrease in interest expense was due primarily to reductions in our outstanding debt. During 2016 and 2015, the Company's weighted average interest rates were approximately 2.0% and 2.1%, respectively.
Other Expense (Income), net
Other expense in 2016 was $3.4 million compared to other income of $9.2 million in 2015. Other expense in 2016 was related primarily to foreign exchange losses that resulted from the revaluation of intercompany balances between our Canadian and US entities. Other income in 2015 was due primarily to foreign exchange gains on intercompany balances.
Income Tax Expense
Our effective tax rate was 35.6% for 2016, compared to 36.2% for 2015. The mix of pretax income and the varying effective tax rates in the countries and states in which we operate directly affects our consolidated effective tax rate.

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
Operating Profit
Operating profit for 2015 was $101.1 million, an increase of $24.3 million, or 31.6%, from operating profit of $76.8 million for 2014. Operating profit as a percentage of sales increased from 7.3% in 2014 to 9.2% in 2015. Operating profit for 2015 includes $11.5 million of charges related to a non-cash Edelman tradename impairment of $10.7 million as well as restructuring charges of $0.9 million that was intended to streamline our corporate structure and improve future profitability. Operating profit for 2014 includes the pension settlement and other post-employment benefit curtailment of $6.5 million, acquisition expenses of $0.7 million, restructuring charges of $1.5 million and a charge of $0.5 million associated with the remeasurement of the FilzFelt earn-out liability.
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

Segment Reporting
We manage our business through our reporting segments: Office, Studio, and Coverings. All unallocated expenses are included within Corporate.
Our Office segment includes a complete range of workplace products that address diverse workplace planning paradigms. These products include: systems furniture, seating, storage, tables, desks and KnollExtra® accessories as well as the international sales of our North American Office products.
Our Studio segment includes KnollStudio®, HOLLY HUNT®, Knoll Europe and DatesWeiser. KnollStudio products, include iconic seating, lounge furniture, side, cafe and dining chairs as well as conference, training and dining and occasional tables. HOLLY HUNT® is known for high quality residential furniture, lighting, rugs, textiles and leathers. In 2016, HOLLY HUNT® acquired Vladimir Kagan Design Group, a renowned collection of modern luxury furnishings. Knoll Europe, which distributes both KnollStudio and Knoll Office products, manufactures and sells products to customers primarily in Europe. DatesWeiser, known for its sophisticated meeting and conference tables and credenzas, sets a standard for design, quality and technology integration.
Our Coverings segment includes KnollTextiles®, Spinneybeck® (including Filzfelt®), and Edelman® Leather. These businesses provide a wide range of customers with high-quality fabrics, felt, leather and related architectural products.
In 2016, we determined it appropriate to revise our segment presentation to segregate Corporate costs. We believe this facilitates improved communication as we report segment results and better aligns with how we view and operate the Company. Corporate costs represent the portion of unallocated expenses relating to shared services and general corporate functions including, but not limited to, legal expenses, acquisition expenses, certain finance, human resources, administrative and executive expenses and other expenses that are not directly attributable to an operating segment. Dedicated, direct selling, general and administrative expenses of the segments continue to be included within segment operating profit. We regularly review the costs included in the Corporate function, and believe disclosing such information provides more visibility and transparency of how our chief operating decision maker reviews the results for the Company.
See Note 20 of our consolidated financial statements contained in this annual report on Form 10-K for further information regarding the business segments.
The comparisons of segment results found below present our segment information with Corporate costs excluded from operating segment results. Prior year amounts have been recast to conform to the current presentation.
Comparison of Segment Results for the Years Ended December 31, 2016 and December 31, 2015

	Year Ended December 31,		2016 vs. 2015
	2016	2015	$ Change	% Change
	(Dollar in thousands)
SALES
Office	$731,327	$686,943	$44,384	6.5%
Studio	323,431	303,838	19,593	6.4%
Coverings	109,534	113,661	(4,127)	(3.6)%
Corporate	—	—	—	—%
Knoll, Inc.	$1,164,292	$1,104,442	$59,850	5.4%
OPERATING PROFIT
Office	$73,871	$55,823	$18,048	32.3%
Studio	53,413	47,952	5,461	11.4%
Coverings	25,953	17,273	8,680	50.3%
Corporate	(16,929)	(19,938)	3,009	15.1%
Knoll, Inc. (1)	$136,308	$101,110	$32,189	31.8%
_______________________________________________________________________________
(1) The Company does not allocate interest expense or other (income) expense, net to the reportable segments.

Office
Net sales for the Office segment in 2016 were $731.3 million, an increase of $44.4 million, or 6.5%, when compared with 2015. This increase in the Office segment for the year was led by continued growth in our core systems portfolio, as well as increases in complementary products. Operating profit for the Office segment in 2016 was $73.9 million, an increase of $18.0 million, or 32.3%, when compared with 2015. The increase in operating profit was driven by continuous improvement efficiencies and leveraging our fixed cost structure from higher volume. Operating profit for the Office segment in 2015 includes a $0.9 million seating product discontinuation charge and $0.5 million of restructuring charges.
Studio
Net sales for the Studio segment in 2016 were $323.4 million, an increase of $19.6 million, or 6.4%, when compared with 2015. The increase in the Studio segment was driven by higher sales at KnollStudio in North America and by our European business unit. Operating profit for the Studio segment in 2016 was $53.4 million, an increase of $5.5 million, or 11.4%, when compared with 2015. The increase in operating profit was driven by increased sales volume and net price realization. Operating profit for the Studio segment in 2015 included a $0.4 million restructuring charge.
Coverings
Net sales for the Coverings segment in 2016 were $109.5 million, a decrease of $4.1 million, or 3.6%, when compared with 2015. Continued year-over-year growth in Spinneybeck | FilzFelt sales was offset by lower volume at KnollTextiles and Edelman. Operating profit for the Coverings segment in 2016 was $26.0 million, an increase of $8.7 million, or 50.3%, when compared with 2015. Operating profit for the Coverings segment in 2015 included a $10.7 intangible asset impairment charge.
Corporate
Corporate costs in 2016 were $16.9 million, a decrease of $3.0 million, or 15.1%, when compared with 2015. The decrease was driven primarily by the full year pension benefits recognized in 2016 as a result of our 2015 pension curtailment actions, partially offset by higher salary expense related to additional headcount.

Comparison of Segment Results for the Years Ended December 31, 2015 and December 31, 2014

	Year Ended December 31,		2015 vs. 2014
	2015	2014	$ Change	% Change
	(Dollar in thousands)
SALES
Office	$686,943	$656,228	$30,715	4.7%
Studio	303,838	279,167	24,671	8.8%
Coverings	113,661	114,899	(1,238)	(1.1)%
Corporate	—	—	—	—%
Knoll, Inc.	$1,104,442	$1,050,294	$54,148	5.2%
OPERATING PROFIT
Office	$55,823	$38,116	$17,707	46.5%
Studio	47,952	37,834	10,118	26.7%
Coverings	17,273	23,816	(6,543)	(27.5)%
Corporate	(19,938)	(22,923)	2,985	13.0%
Knoll, Inc. (1)	$101,110	$76,843	$21,282	27.7%
_______________________________________________________________________________
(1) The Company does not allocate interest expense or other (income) expense, net to the reportable segments.

Office
Net sales for the Office segment in 2015 were $686.9 million, an increase of $30.7 million, or 4.7%, when compared with 2014. This increase in the Office segment for the year was the result of growth experienced across all of our product categories. The most predominant growth was experienced in complimentary products where we have been aggressively investing. Operating profit for the Office segment in 2015 was $55.8 million, an increase of $17.7 million, or 46.5%, when compared with 2014. The increase in operating profit was driven by more efficiency and continued work in our plants and a more profitable mix of product revenue. Operating profit for the Office segment in 2015 includes a $0.9 million seating product discontinuation charge and the $0.5 million restructuring charges. Operating profit for the Office segment in 2014 includes a restructuring charges of $2.1 million.
Studio
Net sales for the Studio segment in 2015 were $303.8 million, an increase of $24.7 million, or 8.8%, when compared with 2014. This increase in net sales was driven by strong sales growth in HOLLY HUNT, one additional month of HOLLY HUNT sales included in 2015 as well as additional sales growth in our North American Studio business. Operating profit for the Studio segment in 2015 was $48.0 million, an increase of $10.1 million, or 26.7%, when compared with 2014. The increase in operating profit was driven by foreign exchange benefits, increased sales volume and net price realization. Operating profit for the Studio segment in 2015 includes a $0.4 million restructuring charge. Operating profit for the Studio segment in 2014 includes a restructuring benefit of $0.9 million.
Coverings
Net sales for the Coverings segment in 2015 were $113.7 million, a decrease of $1.2 million, or 1.1%, when compared with 2014. For the full year 2015, Spinneybeck | FilzFelt and KnollTextiles all grew, while Edelman was negatively impacted by weakness in the private aviation market. Operating profit for the Coverings segment in 2015 was $17.3 million, a decrease of $6.5 million, or 27.5%, when compared with 2014. Operating profit for the Coverings segment in 2015 includes a $10.7 intangible asset impairment charge. Operating profit for the Coverings segment in 2014 includes $0.3 million of restructuring charges.
Corporate
Corporate costs in 2015 were $19.9 million, a decrease of $3.0 million, or 13.0%, when compared with 2014. The decrease was driven primarily by a $6.1 million settlement charge recognized in 2014 related to pension and OBEP curtailments that did not reoccur in 2015, partially offset by increased stock compensation expense and higher incentive compensation expenses.

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
The non-GAAP financial measures presented within this item are Last Twelve Months (“LTM”) Adjusted EBITDA. These non-GAAP measures are not indicators of our financial performance under GAAP and should not be considered as an alternative to the applicable GAAP measure. These non-GAAP measures have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. In addition, in evaluating these non-GAAP measures, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. Our presentation of these non-GAAP measures should not be construed as an inference that our future results will be unaffected by unusual or infrequent items. We compensate for these limitations by providing equal prominence of our GAAP results and using non-GAAP measures only as supplemental presentations.
The following table reconciles net earnings to adjusted EBITDA and computes our bank leverage calculations for the periods shown. The bank leverage calculation is in accordance with our Second Amended and Restated Credit Agreement dated May 20, 2014.

	12/31/2015	3/31/2016	6/30/2016	9/30/2016	12/31/2016
	($ in millions)
Debt Levels (1)	$238.7	$233.7	$221.7	$206.7	$231.8
LTM Net Earnings	66.0	65.8	69.3	74.1	82.1
LTM Adjustments
Interest	6.1	6.2	6.2	5.0	4.7
Taxes	37.5	37.8	39.3	39.6	45.4
Depreciation and Amortization	21.3	21.3	21.3	22.5	23.0
Non-cash items and Other (2)	12.5	21.9	22.4	23.8	13.4
LTM Adjusted EBITDA	$143.4	$153.0	$158.5	$165.0	$168.6
Bank Leverage Calculation (3)	1.67	1.53	1.40	1.25	1.37

(1) Outstanding debt levels include outstanding letters of credit and guarantee obligations. Excess cash over $15.0 million reduces outstanding debt per the terms of our credit facility, a copy of which was filed with the Securities and Exchange Commission on May 21, 2014.

(2) Non-cash items and Other includes, but is not limited to, an intangible asset impairment charge, stock-based compensation expenses, unrealized gains and losses on foreign exchange,and restructuring charges.

(3) Debt divided by LTM Adjusted EBITDA, as calculated in accordance with our credit facility.

Liquidity and Capital Resources
The following table highlights certain key cash flows and capital information pertinent to the discussion that follows:

	2016	2015	2014
	(in thousands)
Cash provided by operating activities	$104,295	$88,854	$88,227
Capital expenditures, net	(40,105)	(29,610)	(41,901)
Purchase of businesses, net of cash acquired	(18,456)	—	(93,349)
Cash used in investing activities	(58,561)	(29,610)	(135,250)
Purchase of common stock for treasury	(5,464)	(8,725)	(8,974)
Proceeds from credit facilities	377,500	309,000	789,000
Repayment of credit facilities	(379,500)	(345,000)	(704,000)
Payment of dividends	(29,217)	(24,364)	(22,742)
Proceeds from issuance of common stock	2,847	5,756	4,914
Cash (used in) provided by financing activities	(38,834)	(67,517)	57,265
We have historically funded our business through cash generated from operations, supplemented by debt borrowings. Available cash is primarily used for our working capital needs, ongoing operations, capital expenditures, the payment of quarterly dividends, and the repurchase of shares. Our investment in capital expenditures shows our commitment to improving our operating efficiency, innovation and modernization, showroom investment, new product tooling, manufacturing equipment and technology infrastructure. During 2016, we made annual dividend payments of $0.60 per share, returning $29.2 million of cash to our shareholders.
Cash provided by operating activities was $104.3 million, $88.9 million, and $88.2 million in 2016, 2015 and 2014, respectively. For the year ended December 31, 2016, cash provided by operating activities consisted primarily of $82.1 million of net income and $69.0 million of various non-cash charges, including $26.0 million of deferred taxes driven by discretionary pension funding, $23.0 million of depreciation and amortization, and $10.5 million of stock based compensation, offset by $46.8 million of unfavorable changes in assets and liabilities primarily driven by our discretionary pension plan contribution during the year of $53.2 million. For the year ended December 31, 2015, cash provided by operating activities consisted of net income of $65.9 million and $36.8 million of various non-cash charges, which included $21.3 million of depreciation and amortization and $8.2 million of stock based compensation expense, offset by $13.9 million of unfavorable changes in assets and liabilities. For the year ended December 31, 2014, cash provided by operating activities consisted of $46.6 million of net income and $26.4 million of various non-cash charges, which included $20.0 million of depreciation and amortization and $8.1 million of stock based compensation expense, offset by $15.3 million of unfavorable changes in assets and liabilities.
For the year ended December 31, 2016, we used $40.1 million and $18.5 million of cash for capital expenditures and the purchase of businesses, respectively. The capital expenditures are reflective of our continued commitment to enhance and modernize our sales, manufacturing and information technology infrastructure. The acquisitions are reflective of our strategy of building our global capabilities as a singular resource for high-design workplaces and homes. During 2015 and 2014, we invested $29.6 million and $41.9 million in capital expenditures, respectively. The capital expenditures are mainly attributed to our technology infrastructure upgrades, site capacity expansion and supply chain improvements, the opening of new showrooms, and new product development.
For the year ended December 31, 2016, we used cash of $29.2 million to fund dividend payments to shareholders, $5.5 million for share repurchases associated with the repurchase of shares used to offset the cost of employee tax withholdings, and $5.0 million of a contingent purchase price payment related to an earn-out for the HOLLY HUNT acquisition in 2014. For the year ended December 31, 2015 we used cash to make $36.0 million of net debt repayments and fund dividend payments $24.4 million. For the year ended December 31, 2014, cash was provided by $85.0 million of net borrowings related to the renegotiation of the Company’s credit facility, offset by $22.7 million of cash used for dividend payments.

We use our credit facility in the ordinary course of business to fund our working capital needs and, at times, make significant borrowings and repayments under the facility depending on our cash needs and availability at such time. Borrowings under the credit facility may be repaid at any time, but no later than May 2019. See Note 12 of the consolidated financial statements included in this Form 10-K for further information regarding this facility. Despite our recent acquisitions, pension plan contributions and continuing investment in the business, we were able to reduce our outstanding debt from $219.7 million in 2015 to $218.4 million in 2016. The combination of lowered debt levels and increased EBITDA drove leverage from 1.67 to 1.37. The calculation of our leverage ratio under our credit facility includes the use of adjusted EBITDA, a non-GAAP financial measure. For details on the leverage ratio calculations, see “Reconciliation of Non-GAAP Financial Measures” above.
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
Contractual Obligations
The following table summarizes our contractual cash obligations as of December 31, 2016 (in thousands):

	Payments Due by Period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Long-term debt (a)	$11,404	$211,523	$—	$—	$222,927
Operating leases	24,797	38,837	22,729	23,683	110,046
Purchase commitments	2,457	—	—	—	2,457
Pension and other post-employment benefit plan obligations (b)	612	—	—	—	612
Other liabilities (c)	7,100	—	—	—	7,100
Total *	$46,370	$250,360	$22,729	$23,683	$343,142
_______________________________________________________________________________
(a) Contractual obligations for long-term debt and short-term borrowings include principal and interest payments. Interest payments have been computed based on an estimated variable interest as of December 31, 2016. The estimated variable interest rate is based on the company's expected consolidated leverage ratio and the forecasted LIBOR rate for each period presented. The computation of interest, as included in the above table, is based on our Amended and Restated Credit Agreement, dated May 20, 2014.
(b) Due to the uncertainty of future cash outflows, contributions to the pension and other post-employment benefit plans subsequent to 2017 have been excluded from the table above.
(c) Other liabilities consists of contingent payouts due to HOLLY HUNT and DatesWeiser, which is based on the future performance of the businesses.
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
Based on the results of the annual impairment test as of October 1, 2016, we determined there were no indications of impairment for goodwill or indefinite-lived intangible assets. As a result of our annual impairment test during 2016, the fair values of each of our reporting units significantly exceeded the carrying values with the exception of our Edelman reporting unit. The goodwill balance at Edelman was $32.1 million at December 31, 2016. The estimated fair value of the Edelman reporting unit exceeded the carrying value as of October 1, 2016 by approximately 4%. Due to the impairment charge recorded in 2015, the fair value of the Edelman trade name approximates its carrying value.
Deferred Financing Fees
Financing fees that are incurred by the Company in connection with the issuance of debt are deferred and amortized to interest expense over the life of the underlying indebtedness. Deferred financing fees are presented in the Company's consolidated balance sheets as a direct reduction from long-term debt.
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

Pension and Other Post-Employment Benefits
We sponsor two defined benefit pension plans and two other post-employment benefit plans (“OPEB”). Several statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liability related to the plans. Key factors include assumptions about the expected rates of return on plan assets, discount rates, and health care cost trend rates. We consider market and regulatory conditions, including changes in investment returns and interest rates, in making these assumptions.
During 2015, we approved amendments, effective December 31, 2015, to both the union and nonunion U.S. defined benefit pension plans. We also amended our remaining post-employment medical plan, effective May 1, 2015. The amendments eliminated the accrual of future benefits for all participants in the defined benefit pension plans and closed entry to new retirees into the post-employment medical plan. These amendments resulted in a curtailment gain of approximately $7.1 million. As the plans had unrealized losses in excess of the reduction of the projected benefit obligation at the date of amendment, the gain was recorded as a reduction of the projected benefit obligation and a corresponding reduction of unrealized losses within accumulated other comprehensive loss.
We determine the expected long-term rate of return on plan assets based on aggregating the expected rates of return for each component of the plan's asset mix. We use historic plan asset returns combined with current market conditions to estimate the rate of return. The expected rate of return on plan assets is a long-term assumption and generally does not change annually. The discount rate reflects the market rate for high-quality fixed income debt instruments as of our annual measurement date and is subject to change each year. Holding all other assumptions constant, a one-percentage-point increase or decrease in the assumed rate of return on plan assets would decrease or increase 2016 net periodic pension expense by approximately $2.1 million. Likewise, a one-percentage-point increase or decrease in the discount rate would increase or decrease 2016 net periodic pension expense by approximately $0.7 million or $0.4 million, respectively.
Unrecognized actuarial gains and losses are recognized over the expected remaining lifetime of the plan participants. Unrecognized actuarial gains and losses arise from several factors, including experience and assumption changes with respect to the obligations and from the difference between expected returns and actual returns on plan assets. These unrecognized gains and losses are systematically recognized as a change in future net periodic pension expense in accordance with the appropriate accounting guidance relating to defined benefit pension and OPEB plans.
As of December 31, 2015, we changed the method used to estimate the interest cost component of net periodic benefit cost for pension and other post-employment benefits. This change resulted in a decrease in the interest cost component for 2016, compared to the previous method. Historically, we estimated the interest cost component utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. We have elected to utilize a full yield curve approach in the estimation of this component by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. We have made this change to provide a more precise measurement of interest cost by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. This change did not affect the measurement of the total benefit obligation at the annual measurement date, as the change in interest cost is completely offset by deferred actuarial (gains)/losses that will arise at the next annual measurement date.
Key assumptions that we use in determining the amount of the obligation and expense recorded for OPEB, under the appropriate accounting guidance, include the assumed discount rate and the assumed rate of increases in future health care costs. In estimating the health care cost trend rate, we consider actual health care cost experience, future benefit structures, industry trends and advice from our actuaries. We assume that the relative increase in health care costs will generally trend downward over the next several years, reflecting assumed increases in efficiency and cost-containment initiatives in the health care system. For purposes of measuring the benefit obligation associated with the Company's OPEB plans as of December 31, 2016, as well as the assumed rate for 2017, a between 5.80% to 6.20% annual rate of increase in the per capita cost of covered health care benefits was assumed and a 11.10% annual rate of increase in the per capita cost of covered prescription drug benefits was assumed. The rate was then assumed to decrease to an ultimate rate of 4.5% for 2025 and thereafter for the medical plan and prescription drug plan and thereafter for the benefit obligation. Increasing the assumed health care cost trend by one-percentage-point in each year would increase the benefit obligation as of December 31, 2016 by $0.1 million and increase the aggregate of the service and interest cost components of net periodic benefit cost for 2016 by a minimal amount. Decreasing the assumed health care cost trend rate by one percentage point in each year would decrease the benefit obligation as of December 31, 2016 by approximately $0.1 million and decrease the aggregate of the service and interest cost components of net periodic benefit cost for 2016 by a minimal amount.

In accordance with the appropriate accounting guidance, we recognize in our consolidated balance sheet the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligation) of our defined benefit pension and OPEB plans. To record the unfunded status of our plans, we recorded an additional liability and an adjustment to accumulated other comprehensive income, net of tax.
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
At December 31, 2016, our deferred tax liabilities of $121.7 million exceeded deferred tax assets of $44.9 million by $77.0 million. At December 31, 2015, deferred tax liabilities of $114.5 million exceeded deferred tax assets of $59.1 million by $55.4 million. Our deferred tax assets at December 31, 2016 and 2015 of $44.9 million and $59.1 million, respectively, are net of valuation allowances of $6.2 million and $6.3 million, respectively. We have recorded the valuation allowance primarily for net operating loss carryforwards in foreign tax jurisdictions where we have incurred historical tax losses from operations or acquired tax losses through acquisition, and have determined that it is more likely than not that these deferred tax assets will not be realized.
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
Stock-Based Compensation
We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Forfeitures are recognized when they occur.

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
We also have risk in our exposure to certain materials and transportation costs. Steel, leather, wood products and plastics are all used in our products. For the year ended December 31, 2016, we estimated that materials and transportation deflation were approximately $0.7 million and $0.1 million, respectively. During 2015, we estimated that materials and transportation inflation were approximately $2.0 million and $0.3 million, respectively. We continue to work to offset price increases in raw materials and transportation through our global sourcing initiatives, cost improvements and price increases to our products.
Interest Rate Risk
We have variable rate debt obligations that are denominated in U.S. dollars. A change in interest rates will impact the interest costs incurred and cash paid on the variable rate debt. During 2016 and 2015, our weighted average interest rates were approximately 2.0% and 2.1%, respectively.
The following table summarizes our market risks associated with our debt obligations as of December 31, 2016. For debt obligations, the table presents principal cash flows and related average interest rates by year of maturity. Variable interest rates presented for variable-rate debt represent the average interest rates on our credit facility borrowings as of December 31, 2016.

	2017	2018	2019	2020	Thereafter	Total
	(in thousands)
Rate-Sensitive Liabilities
Long-term Debt:
Variable Rate Debt	$10,000	$10,000	$200,000	$—	$—	$220,000
Variable Interest Rate	2.20%	2.40%	2.69%	2.66%	—%	2.49%
The fair value of the Company's long-term debt approximates its carrying value, as the variable rate debt and the associated terms are comparable to market terms as of the balance sheet date.
For each period presented, the average interest rate is based on an estimated variable interest rate as of December 31, 2016. The estimated variable interest rate is based on the Company's expected consolidated leverage ratio, and the forecasted LIBOR rate and commitment fees for each period presented. The computation of interest, as included in the above table, is based on our Amended and Restated Credit Agreement, dated May 20, 2014.
An increase in our effective interest rate of 1% would increase annual interest expense by approximately $2.2 million. We will continue to review our exposure to interest rate fluctuations and evaluate whether we should manage such exposure through derivative transactions.
Foreign Currency Exchange Rate Risk
We manufacture our products in the United States, Canada and Italy, and sell our products primarily in those markets as well as in other European countries. Our foreign sales and certain expenses are transacted in foreign currencies. Our production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. Additionally, as our reporting currency is the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the Canadian dollar and the Euro. Approximately 11.4% and 11.6% of our revenues in 2016 and 2015, respectively, and 26.6% and 26.1% of our cost of goods sold in 2016 and 2015, respectively, were denominated in currencies other than the U.S. dollar. Foreign currency exchange rate fluctuations resulted in $3.7 million of translation losses and $9.1 million of translation gains for 2016 and 2015, respectively.
From time to time, we enter into foreign currency hedges to manage our exposure to foreign exchange rates associated with short-term operating receivables of a Canadian subsidiary that are payable by our U.S. operations. The terms of these contracts are typically less than a year. Changes in the fair value of such contracts are reported in earnings in the period the value of the contract changes. The net gain or loss upon settlement and the change in fair value of outstanding contracts is recorded as a component of other expense (income).

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Knoll, Inc.
We have audited the accompanying consolidated balance sheets of Knoll, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Knoll, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Knoll, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 1, 2017

KNOLL, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$9,854	$4,192
Customer receivables, net of allowance for doubtful accounts of $8,059 and $7,919, respectively	84,425	116,532
Inventories, net	142,072	140,798
Deferred income taxes	—	20,485
Prepaid expenses	27,461	14,798
Other current assets	12,996	11,967
Total current assets	276,808	308,772
Property, plant, and equipment, net	197,084	172,142
Goodwill	141,391	127,671
Intangible assets, net	241,870	240,169
Other non-trade receivables	26	2,254
Other noncurrent assets	1,434	2,795
Total Assets	$858,613	$853,803
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$10,000	$10,000
Accounts payable	97,518	89,552
Income taxes payable	81	1,580
Other current liabilities	114,774	114,908
Total current liabilities	222,373	216,040
Long-term debt	208,383	209,718
Deferred income taxes	76,854	75,959
Post-employment benefits other than pensions	5,124	6,294
Pension liability	17,428	63,441
Other noncurrent liabilities	18,982	26,877
Total liabilities	549,144	598,329
Commitments and contingent liabilities
Equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 64,741,648 shares issued and 49,096,290 shares outstanding (including 993,962 non-voting restricted shares and net of 15,645,358 treasury shares) at December 31, 2016 and 64,603,344 shares issued and 48,822,013 shares outstanding (including 993,934 non-voting restricted shares and net of 15,781,331 treasury shares) at December 31, 2015	491	488
Additional paid-in capital	55,148	47,165
Retained earnings	297,011	244,947
Accumulated other comprehensive loss	(43,403)	(37,318)
Total Knoll, Inc. stockholders' equity	309,247	255,282
Noncontrolling interests	222	192
Total equity	309,469	255,474
Total Liabilities and Equity	$858,613	$853,803

See accompanying notes to the consolidated financial statements.

KNOLL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(dollars in thousands, except share and per share data)

	Years ended December 31,
	2016	2015	2014
Sales	$1,164,292	$1,104,442	$1,050,294
Cost of sales	718,316	692,310	678,609
Gross profit	445,976	412,132	371,685
Selling, general, and administrative expenses	309,668	299,476	286,801
Restructuring and other charges	—	896	1,532
Intangible asset impairment charges	—	10,650	—
Pension settlement and OPEB curtailment	—	—	6,509
Operating profit	136,308	101,110	76,843
Interest expense	5,405	6,865	7,378
Other expense (income), net	3,365	(9,174)	(6,285)
Income before income tax expense	127,538	103,419	75,750
Income tax expense	45,424	37,471	29,165
Net earnings	82,114	65,948	46,585
Net earnings (loss) attributable to noncontrolling interests	30	(15)	(11)
Net earnings attributable to Knoll, Inc. stockholders	$82,084	$65,963	$46,596

Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$1.71	$1.38	$0.98
Diluted	$1.68	$1.36	$0.97
Weighted-average number of common shares outstanding:
Basic	48,093,294	47,746,707	47,346,532
Diluted	48,919,108	48,438,231	48,068,249

Net earnings	$82,114	$65,948	$46,585
Other comprehensive income (loss):
Pension and other post-employment liability adjustment, net of tax	(6,573)	11,945	(25,548)
Foreign currency translation adjustment	488	(16,581)	(12,271)
Total other comprehensive (loss), net of tax	(6,085)	(4,636)	(37,819)
Total comprehensive income	76,029	61,312	8,766
Comprehensive income (loss) attributable to noncontrolling interests	30	(15)	(11)
Comprehensive income attributable to Knoll, Inc. stockholders	$75,999	$61,327	$8,777

See accompanying notes to the consolidated financial statements.

KNOLL, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Knoll, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2013	$483	$37,258	$180,949	$5,137	$223,827	$—	$223,827
Noncontrolling interests acquired in acquisition	—	—	—	—	—	218	218
Net earnings	—	—	46,596	—	46,596	(11)	46,585
Other comprehensive loss	—	—	—	(37,819)	(37,819)	—	(37,819)
Shares issued for consideration:
Exercise of stock options	4	4,854	—	—	4,858	—	4,858
Income tax effect from the exercise of stock options and vesting of equity awards	—	(119)	—	—	(119)	—	(119)
Shares issued under stock incentive plan	6	—	—	—	6	—	6
Shares issued to Board of Directors in lieu of cash	—	56	—	—	56	—	56
Stock-based compensation	—	8,062	—	—	8,062	—	8,062
Cash dividend ($0.48 per share)	—	—	(23,482)	—	(23,482)	—	(23,482)
Purchase of common stock	(6)	(8,968)	—	—	(8,974)	—	(8,974)
Balance at December 31, 2014	$487	$41,143	$204,063	$(32,682)	$213,011	$207	$213,218
Net earnings	—	—	65,963	—	65,963	(15)	65,948
Other comprehensive income	—	—	—	(4,636)	(4,636)	—	(4,636)
Shares issued for consideration:
Exercise of stock options	4	5,652	—	—	5,656	—	5,656
Income tax effect from the exercise of stock options and vesting of equity awards	—	826	—	—	826	—	826
Shares issued under stock incentive plan	1	(1)	—	—	—	—	—
Shares issued to Board of Directors in lieu of cash	—	100	—	—	100	—	100
Stock-based compensation	—	8,166	—	—	8,166	—	8,166
Cash dividend ($0.51 per share)	—	—	(25,079)	—	(25,079)	—	(25,079)
Purchase of common stock	(4)	(8,721)	—	—	(8,725)	—	(8,725)
Balance at December 31, 2015	$488	$47,165	$244,947	$(37,318)	$255,282	$192	$255,474
Net earnings	—	—	82,084	—	82,084	30	82,114
Other comprehensive income	—	—	—	(6,085)	(6,085)	—	(6,085)
Shares issued for consideration:
Exercise of stock options	2	2,770	—	—	2,772	—	2,772
Shares issued under stock incentive plan	3	(3)	—	—	—	—	—
Shares issued to Board of Directors in lieu of cash	—	75	—	—	75	—	75
Stock-based compensation (1)	—	10,603	(134)	—	10,469	—	10,469
Cash dividend ($0.60 per share)	—	—	(29,886)	—	(29,886)	—	(29,886)
Purchase of common stock	(2)	(5,462)	—	—	(5,464)	—	(5,464)
Balance at December 31, 2016	$491	$55,148	$297,011	$(43,403)	$309,247	$222	$309,469
(1) The $0.1 million adjustment in retained earnings represents the ASU 2016-09 adjustment for cumulative estimated forfeiture expense. See Note 2 for additional information.

See accompanying notes to the consolidated financial statements.

KNOLL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$82,114	$65,948	$46,585
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation	19,071	17,364	16,327
Amortization expense (including deferred financing fees)	3,954	3,915	3,715
Provision for deferred taxes	26,016	158	(269)
Write-off of deferred financing fees	—	—	347
Inventory obsolescence	2,376	2,656	1,761
Loss on disposal of property, plant and equipment	5	1,229	464
Unrealized foreign currency losses (gains)	827	(8,789)	(6,640)
Stock-based compensation	10,469	8,166	8,062
Intangible asset impairment charge	—	10,650	—
Bad debt and customer credits	6,303	1,477	2,590
Changes in assets and liabilities, net of effects of acquisitions:
Customer receivables	26,591	(4,292)	(13,814)
Inventories	(2,157)	(4,481)	(23,063)
Accounts payable	4,591	(26,253)	23,002
Current income taxes	(6,871)	675	(5,528)
Prepaid and other current assets	(13,815)	(5,425)	(3,601)
Other current liabilities	(3,430)	22,937	(6,969)
Other noncurrent assets and liabilities	(51,749)	2,919	45,258
Cash provided by operating activities	104,295	88,854	88,227
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net	(40,105)	(29,610)	(41,901)
Purchase of businesses, net of cash acquired	(18,456)	—	(93,349)
Cash used in investing activities	(58,561)	(29,610)	(135,250)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from credit facility	377,500	309,000	789,000
Repayment of credit facility	(379,500)	(345,000)	(704,000)
Payment of financing fees	—	(10)	(1,938)
Payment of dividends	(29,217)	(24,364)	(22,742)
Proceeds from the issuance of common stock	2,847	5,756	4,914
Purchase of common stock for treasury	(5,464)	(8,725)	(8,974)
Contingent purchase price payment	(5,000)	(5,000)	—
Tax benefit from the exercise of stock options and vesting of equity awards	—	826	1,005
Cash (used in) provided by financing activities	(38,834)	(67,517)	57,265
Effect of exchange rate changes on cash and cash equivalents	(1,238)	(6,556)	(3,247)
Net increase (decrease) in cash and cash equivalents	5,662	(14,829)	6,995
Cash and cash equivalents at beginning of year	4,192	19,021	12,026
Cash and cash equivalents at end of year	$9,854	$4,192	$19,021

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,228	$6,168	$6,879
Cash paid for income taxes	$23,699	$40,781	$18,646

See accompanying notes to the consolidated financial statements.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
Knoll, Inc. and its subsidiaries (the “Company” or “Knoll”) are engaged in the design, manufacture, market and sale of high-end furniture products and accessories, and modern outdoor furniture. The Company is also engaged in the sale of fine leather, textiles, and felt, focusing on the middle to high-end segments of the market. The Company primarily operates in the United States (“U.S.”), Canada and Europe, and sells its products primarily through a broad network of independent dealers and distribution partners, through a direct sales force, and through its showrooms, as well as online.
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with United States GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Examples include, but are not limited to, revenue recognition; income tax exposures; the carrying value of goodwill and property, plant, and equipment; bad debts; customer receivable allowances; inventory obsolescence and product warranties. Actual results may differ from such estimates.
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
DECEMBER 31, 2016

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
DECEMBER 31, 2016

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
Deferred Financing Fees
Financing fees that are incurred by the Company in connection with the issuance of debt are deferred and amortized to interest expense over the life of the underlying indebtedness. Deferred financing fees are presented in the Company's consolidated balance sheets as a direct reduction from long-term debt.
Shipping and Handling
Amounts billed to clients for shipping and handling of products are classified as sales. Costs incurred by the Company for shipping and handling are classified as cost of sales.
Research and Development Costs
Research and development expenses are expensed as incurred, and are included as a component of selling, general, and administrative expenses. Research and development expenses, were $21.7 million for 2016, $20.7 million for 2015, and $19.2 million for 2014.
Income Taxes
The Company accounts for income taxes using the asset and liability approach, which requires deferred tax assets and liabilities be recognized using enacted tax rates to measure the effect of temporary differences between book and tax bases on recorded assets and liabilities. Valuation allowances are recorded to reduce deferred tax assets, if it is more likely than not some portion or all of the deferred tax assets will not be recognized. The need to establish valuation allowances against deferred tax assets is assessed quarterly. The Company maintained a valuation allowance primarily for net operating loss carryforwards in foreign tax jurisdictions where the Company has incurred historical tax losses from operations or acquired tax losses through acquisitions, and has determined that it is more likely than not these deferred tax assets will not be recognized. The primary factors used to assess the likelihood of realization are forecasts of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.
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
The Company recognizes tax-related interest and penalties in income tax expense and accrues for interest and penalties in other noncurrent liabilities.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

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
Derivative Financial Instruments
From time to time, the Company enters into foreign currency hedges to manage its exposure to foreign exchange rates associated with short-term operating receivables of a Canadian subsidiary that are payable by the U.S. operations. The terms of these contracts are typically less than one year.
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
DECEMBER 31, 2016

Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than the functional currency of the applicable subsidiary are included in the consolidated statements of operations, within other (income) expense, net, in the year in which the change occurs.
Stock-Based Compensation
The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Forfeitures are recognized when they occur.
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
Restricted Stock and Restricted Stock Units
The fair value of restricted stock and restricted stock units, excluding market-based restricted stock units, is based upon the closing market price of the Company's common stock on the date of grant. The Company recognizes compensation expense using the straight-line method over the vesting period.
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
Pension and Other Post-Employment Benefits
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
Unrecognized actuarial gains and losses are recognized over the expected remaining lifetime of the plan participants. Unrecognized actuarial gains and losses arise from several factors, including experience and assumption changes with respect to the obligations of the pension and OPEB plans, and from the difference between expected returns and actual returns on plan assets. These unrecognized gains and losses are systematically recognized as a change in future net periodic pension expense in accordance with the appropriate accounting guidance relating to defined benefit pension and OPEB plans.
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

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

In accordance with the appropriate accounting guidance, the Company has recognized the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligation) of the defined benefit pension and OPEB plans in the consolidated balance sheets. To record the unfunded status of the plans, the Company recorded an additional liability and an adjustment to accumulated other comprehensive loss, net of tax. Other changes in the benefit obligation including net actuarial loss (gain), prior service cost (credit) or curtailment (gain) loss are recognized in other comprehensive income.
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
As of December 31, 2015, the Company changed the method it uses to estimate the interest cost component of net periodic benefit cost for pension and other post-employment benefits. This change resulted in a decrease in the interest cost component for 2016, compared to the previous method. Historically, the Company estimated the interest cost component utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. The Company has elected to utilize a full yield curve approach in the estimation of this component by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The Company has made this change to provide a more precise measurement of interest cost by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. This change did not affect the measurement of the total benefit obligation at the annual measurement date, as the change in interest cost is completely offset by deferred actuarial (gains)/losses that will arise at the next annual measurement date. As this change is treated as a change in estimate inseparable from a change in accounting principle, historical measurements of interest cost are not affected. This change in estimate reduced the Company's annual net periodic benefit expense in 2016 by approximately $2.7 million.
Segment Information
Accounting Standards Codification 280, Segment Reporting, defines that a segment for reporting purposes is based on the financial performance measures that are regularly reviewed by the “Chief Operating Decision Maker” to assess segment performance and to make decisions about a public entity's allocation of resources. Based on this guidance, the Company reports its segment results based on its reporting segments: Office, Studio, and Coverings. All unallocated expenses are included within Corporate.
The Office segment includes a complete range of workplace products that address diverse workplace planning paradigms. These products include: systems furniture, seating, storage, tables, desks and KnollExtra® accessories as well as the international sales of our North American Office products.
The Studio segment includes KnollStudio®, HOLLY HUNT®, Knoll Europe and DatesWeiser. KnollStudio products, include iconic seating, lounge furniture, side, cafe and dining chairs as well as conference, training and dining and occasional tables. HOLLY HUNT® is known for high quality residential furniture, lighting, rugs, textiles and leathers. In 2016, HOLLY HUNT® acquired Vladimir Kagan Design Group, a renowned collection of modern luxury furnishings. Knoll Europe, which distributes both KnollStudio and Knoll Office products, manufactures and sells products to customers primarily in Europe. DatesWeiser, known for its sophisticated meeting and conference tables and credenzas, sets a standard for design, quality and technology integration.
The Coverings segment includes KnollTextiles®, Spinneybeck® (including Filzfelt®), and Edelman® Leather. These businesses provide a wide range of customers with high-quality fabrics, felt, leather and related architectural products.
In 2016, the Company determined it appropriate to revise its segment presentation to segregate Corporate costs. The Company believes this facilitates improved communication as it reports segment results and better aligns with how it views and operates the Company. Corporate costs represent the accumulation of unallocated costs relating to shared services and general corporate activities including, but not limited to, legal expenses, acquisition expenses, certain finance, human resources, administrative and executive expenses and other expenses that are not directly attributable to an operating segment. Dedicated, direct selling, general and administrative expenses of the segments continue to be included within segment operating profit. Management regularly reviews the costs included in the Corporate function, and believes disclosing such information provides more visibility and transparency of how the chief operating decision maker reviews the results for the Company.
Reclassifications
Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the current-year presentation.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

New Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This ASU supersedes the revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU sets forth a five-step model for determining when and how revenue is recognized. Under the model, an entity will be required to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2016. The FASB subsequently deferred the effective date of this standard to December 15, 2017 with early adoption permitted as of December 15, 2016. The Company will adopt the new standard in the annual period beginning January 1, 2018. The standard permits the use of either the full retrospective or modified retrospective (cumulative effect) transition method. Transition practical expedients are available for both methods. The Company plans to apply the modified retrospective transition method. The Company assembled an implementation work team to assess and document the accounting conclusions for the adoption of ASU 2014-09 and will continue to evaluate and assess the impact on the Company's consolidated financial statements. At this time the Company believes the impact to the financial statements will be immaterial.
In April 2015, the FASB issued ASU No. 2015-03 - Interest—Imputation of Interest (Subtopic 835-30). This ASU simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of the debt liability, which is consistent with the treatment of debt discounts. The new guidance should be applied on a retrospective basis, and upon transition, an entity is required to comply with the applicable disclosures necessary for a change in accounting principle. This ASU is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. The Company reclassified deferred financing fees of $1.6 million and $2.3 million from other noncurrent assets to long-term debt as of December 31, 2016 and 2015, respectively.
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
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in this ASU require that deferred tax liabilities and assets be classified as one net noncurrent deferred tax asset or liability by jurisdiction in a classified statement of financial position. The amendments in this ASU are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments in this ASU may be applied either prospectively or retrospectively. The Company elected to early adopt this standard on a prospective basis as of December 31, 2016. As a result, at December 31, 2016, the Company reclassified $18.5 million of current deferred tax assets to long term deferred tax liabilities.
In February 2016, the FASB issued guidance codified in ASC 842, Leases, which supersedes the guidance in ASC 840, Leases. ASC 842 will be effective for the Company on January 1, 2019, and the Company will adopt the standard using the modified retrospective approach. Footnote 9 provides details on the Company’s current lease arrangements. While the Company continues to evaluate the provisions of ASC 842 to determine how it will be affected, the primary effect of adopting the new standard will be to record assets and obligations for current operating leases. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends Accounting Standards Codification Topic 718, Compensation – Stock Compensation.  ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. The Company early adopted this standard during the year ended December 31, 2016. As a result of the adoption of this standard,
•excess tax benefits of $0.5 million were recorded through income tax expense for the year ended December 31, 2016;
•excess tax benefits were combined with current income taxes within operating cash flows adopted on a prospective basis;

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

•the Company elected to change its policy from estimating forfeitures to recognizing forfeitures when they occur and as a result approximately$0.1 million of cumulative estimated forfeiture expense was recorded to retained earnings as of January 1, 2016;
•cash paid by the Company when directly withholding shares to satisfy an employee's statutory tax obligations continued to be classified as a financing activity and are included within the purchase of common stock for treasury line item; and
•there was no impact on prior periods due to adopting the guidance on a prospective basis.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifying the accounting for goodwill impairment that removes the second step of the goodwill impairment test that requires a hypothetical purchase price allocation. Under the new guidance, goodwill impairment will be measured and recognized as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill allocated to the reporting unit. The revised guidance does not affect the reporting entity’s ability to first assess qualitative factors by reporting unit to determine whether it is necessary to perform the quantitative goodwill impairment test. The guidance is effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption.
3. ACQUISITIONS
On September 9, 2016, Holly Hunt Enterprises, Inc. (“HOLLY HUNT®”) completed the acquisition of Vladimir Kagan Design Group (“Vladimir Kagan”), known for its elegant, mid-century and contemporary designs. The aggregate purchase price for the acquisition was $8.5 million, subject to working capital adjustments. The purchase price was funded from borrowings under the Company's revolving credit facility. The Company recorded the acquisition of Vladimir Kagan using the acquisition method of accounting and recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The results of operations of Vladimir Kagan have been included in the Company's Studio segment beginning September 9, 2016.
On December 1, 2016, the Company completed the acquisition of DatesWeiser Furniture Corporation (“DatesWeiser”), a designer and manufacturer of contemporary wood conference and meeting room furniture. The aggregate purchase price for the acquisition was $11.0 million, subject to working capital adjustments, plus certain contingent payouts of up to $4.0 million in the aggregate based on the future performance of the business. The purchase price was funded from borrowings under the Company's revolving credit facility. The Company recorded the acquisition of DatesWeiser using the acquisition method of accounting and recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The results of operations of DatesWeiser have been included in the Company's Studio segment beginning December 1, 2016.
The results of Vladimir Kagan and DatesWeiser in 2016, as well as pro forma financial information, have not been presented separately as the financial impact of these acquisitions are not considered material for the year ended December 31, 2016.
On February 3, 2014, the Company acquired HOLLY HUNT®. The acquisition advances the Company's strategy of building its global capability as a resource for high-design workplaces and homes, including the commercial contract, decorator to-the-trade and consumer markets. The aggregate purchase price for the acquisition was $95.0 million, plus certain contingent payouts of up to $16.0 million in the aggregate based on the future performance of the business. The purchase price was funded from borrowings under the Company's revolving credit facility. The Company recorded the acquisition of HOLLY HUNT using the acquisition method of accounting and recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The Company finalized the purchase accounting for the acquisition of HOLLY HUNT during the first quarter of 2015 as no additional adjustments were made from the fair values assigned since December 31, 2014. The results of operations of HOLLY HUNT have been included in the Company's Studio segment beginning February 3, 2014.
The amount of sales and net earnings that resulted from the acquisition of HOLLY HUNT and attributable to Knoll, Inc. stockholders included in the consolidated statements of operations and comprehensive income during the twelve months ended December 31, 2014 were as follows (in thousands):

Year Ended December 31, 2014
Sales	$102,572
Net earnings attributable to Knoll, Inc. stockholders	$6,291

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

The Company recorded acquisition costs in its consolidated statements of operations and comprehensive income, within selling, general, and administrative expenses during the year ended December 31, 2014 as follows (in thousands):

Year Ended December 31, 2014
Accounting and legal fees	$435
Other	275
Total	$710
The following unaudited pro forma summary financial information presents the operating results of the combined company, assuming the acquisition had occurred as of January 1, 2013 (in thousands):

Year Ended December 31, 2014
Pro forma sales	$1,058,115
Pro forma net earnings attributable to Knoll, Inc. stockholders	$47,079
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
4. RESTRICTED CASH
Included in the Company's consolidated balance sheets in cash and cash equivalents is restricted cash of $0.1 million as of December 31, 2016 and 2015, respectively. This restricted cash primarily represents a bond held in the United Kingdom in order to defer the payment of duties on imports into the United Kingdom.
5. INVENTORIES
Information regarding the Company's inventories is as follows (in thousands):

	December 31,
	2016	2015
Raw materials	$60,217	$58,412
Work-in-process	7,186	7,470
Finished goods	74,669	74,916
	$142,072	$140,798
Inventory reserves for obsolescence and other estimated losses were $9.5 million and $8.3 million at December 31, 2016 and 2015, respectively, and have been included in the amounts above.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

6. PROPERTY, PLANT, AND EQUIPMENT, NET
Information regarding the Company's property, plant and equipment is as follows (in thousands):

	December 31,
	2016	2015
Land	$11,930	$11,826
Leasehold improvements	46,125	41,897
Buildings	63,749	63,122
Office equipment	35,350	28,596
Machinery and equipment	232,777	226,198
Construction-in-progress	55,890	32,967
Property, plant and equipment	445,821	404,606
Accumulated depreciation	(248,737)	(232,464)
Property, plant, and equipment, net	$197,084	$172,142
During 2016, 2015 and 2014, the Company capitalized interest of approximately $0.7 million, $0.3 million and $0.4 million, respectively.
7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Information regarding the Company's other intangible assets are as follows (in thousands):

	December 31, 2016			December 31, 2015
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Indefinite-lived intangible assets:
Tradenames	$225,600	$—	$225,600	$220,650	$—	$220,650
Finite-lived intangible assets:
Various	34,585	(18,315)	16,270	34,545	(15,026)	19,519
Total	$260,185	$(18,315)	$241,870	$255,195	$(15,026)	$240,169
The Company completed the annual test of impairment for goodwill and tradenames (indefinite-lived intangible assets) as of October 1, 2016. The Company estimated the fair value of its reporting units using a combination of the fair values derived from both the income approach and the market approach.The Company estimated the fair value of the tradenames using a relief from royalty method under the income approach. Based on the results of the annual impairment test as of October 1, 2016, the Company determined there were no indications of impairment for goodwill or indefinite-lived intangible assets.
The Company also completed the annual test of impairment for tradenames (indefinite-lived intangible assets) as of October 1, 2015. The Company estimated the fair value of the tradenames using a relief from royalty method under the income approach. The key assumptions for this method are revenue projections, royalty rates based on a consideration of market rates, and a discount rate (based on the weighted-average cost of capital). Based on the results of the annual impairment test as of October 1, 2015, the Company determined that the Edelman Leather tradename was impaired as the estimated fair value of the Edelman Leather tradename was less than its respective carrying amount. The decline in the fair value of the Edelman Leather tradename was primarily the result of weaker than expected revenue performance in 2015 and a corresponding reduction of future revenue expectations. These revenue reductions were primarily a result of lower sales to private aviation customers. The fair value of the Edelman Leather tradename is estimated to be $6.5 million, resulting in a non-cash pre-tax impairment charge of $10.7 million during the fourth quarter of 2015. The impairment charge was separately disclosed in the consolidated statements of operations. These fair value measurements fell within Level 3 of the fair value hierarchy as described in Note 2. A significant decline in expected revenue or a change in the discount rate may result in future impairment charges. Edelman Leather is included within the Company’s Coverings Segment.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

The Company's amortization expense related to finite-lived intangible assets was $3.3 million, $3.2 million, and $3.1 million for the years ended December 31, 2016, 2015, and 2014, respectively. The expected amortization expense based on the finite-lived intangible assets as of December 31, 2016 is as follows (in thousands):

Estimated Amortization
2017	$3,523
2018	2,697
2019	2,465
2020	2,368
2021	2,235
The changes in the carrying amount of goodwill by reportable segment are as follows (in thousands):

	Office Segment	Studio Segment	Coverings Segment	Total
Balance as of December 31, 2015	$35,499	$55,213	$36,959	$127,671
Foreign currency translation adjustment	202	103	—	305
Goodwill acquired in acquisitions	—	13,415	—	13,415
Balance as of December 31, 2016	$35,701	$68,731	$36,959	$141,391
8. OTHER CURRENT LIABILITIES
Information regarding the Company's other current liabilities is as follows (in thousands):

	December 31,
	2016	2015
Accrued employee compensation	$46,508	$44,011
Customer deposits	31,216	36,906
Warranty	8,906	8,513
Contingent payout	7,100	5,000
Other	21,044	20,478
Other current liabilities	$114,774	$114,908

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

9. LEASES
The Company has commitments under operating leases for certain machinery and equipment as well as manufacturing, warehousing, showroom and other facilities used in its operations. Some of the leases contain renewal provisions and generally require the Company to pay certain operating expenses, including utilities, insurance and taxes, which are subject to escalation. At times the Company enters into lease agreements which contain a provision for cash abatements related to certain leasehold improvements. These abatements are recognized on a straight-line basis as a reduction to rent expense over the lease term. The unamortized portions as of December 31, 2016 and 2015 were $5.2 million and $15.8 million, respectively. Total rent expense for 2016, 2015, and 2014 was $29.8 million, $28.6 million, and $28.8 million, respectively. Future minimum rental payments required, excluding maintenance and other miscellaneous charges, under those operating leases are as follows (in thousands):

Future Minimum Rental Payments
2017	$24,797
2018	22,267
2019	16,570
2020	13,472
2021	9,257
Subsequent years	23,683
Total minimum lease payments	$110,046
10. PENSION AND OTHER POST-EMPLOYMENT BENEFITS
The Company has two domestic defined benefit pension plans and two plans providing for other post-employment benefits, including medical and life insurance coverage. One of the pension plans and one of the OPEB plans cover eligible U.S. nonunion employees while the other pension plan and OPEB plan cover eligible U.S. union employees. The Company uses a December 31 measurement date for all of these plans.
During 2014, the Company offered a one-time lump sum payment option to terminated vested participants in exchange for the right to receive future pension payments. As a result, the Company settled $30.2 million of benefit obligations and recorded a $6.1 million settlement charge during the year ended December 31, 2014.
During 2015, the Company approved amendments, effective December 31, 2015, to both the union and nonunion U.S. defined benefit pension plans. The Company also amended its remaining post-employment medical plan, effective May 1, 2015. The amendments eliminated the accrual of future benefits for all participants in the defined benefit pension plans and closed entry to new retirees into the post-employment medical plan. These amendments resulted in a curtailment gain of approximately $7.1 million. As the plans had unrealized losses in excess of the reduction of the projected benefit obligation at the date of amendment, the gain was recorded as a reduction of the projected benefit obligation and a corresponding reduction of unrealized losses within accumulated other comprehensive loss.
During 2016, the Company contributed $9.0 million and $43.0 million in discretionary contributions to the union and nonunion pension plans, respectively.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

The following table sets forth a reconciliation of the related benefit obligation and plan assets related to the benefits provided by the Company (in thousands):

	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Change in projected benefit obligation:
Projected benefit obligation at beginning of the period	$273,809	$296,416	$6,294	$9,804
Service cost	1,870	7,457	—	5
Interest cost	9,662	12,350	196	289
Plan amendments	—	—	(998)	(1,684)
Participant contributions	—	—	206	281
Actuarial (gain) loss	7,207	(21,134)	1,076	(1,182)
Benefits paid	(11,943)	(15,867)	(1,038)	(1,219)
Liability (gain) related to curtailment	—	(5,413)	—	—
Administrative expenses paid	(412)	—	—	—
Projected benefit obligation at end of the period	$280,193	$273,809	$5,736	$6,294
Accumulated benefit obligation at end of the period	$280,193	$273,388	$—	$—
Change in plan assets:
Fair value of plan assets at beginning of the period	$210,556	$225,862	$—	$—
Actual return on plan assets	11,662	(50)	—	—
Employer contributions	53,164	611	832	938
Participant contributions	—	—	206	281
Actual expenses paid	(412)
Benefits paid	(11,943)	(15,867)	(1,038)	(1,219)
Benefits paid related to settlement	—	—	—	—
Fair value of plan assets at the end of period	$263,027	$210,556	$—	$—
Funded status	$(17,166)	$(63,253)	$(5,736)	$(6,294)
Assumptions used in computing the benefit obligation as of December 31, 2016 and 2015 were as follows:

	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Discount rate	4.16 - 4.25%	4.55 - 4.65%	2.35 - 4.20%	2.30 - 4.51%
Expected return on plan assets	7.10%	7.10%	N/A	N/A
Rate of compensation increase	N/A	2.50%	N/A	N/A

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

The following table presents the fair value of the Company's pension plan investments as of December 31, 2016 and 2015 (in thousands):

	Level 1	Level 2	Level 3	Total
Equity Securities
U.S. equity securities	$103,649	$—	$—	$103,649
Non-U.S. equity securities	36,936	—	—	36,936
Debt Securities
Fixed income funds and cash investment funds	122,442	—	—	122,442
December 31, 2016	$263,027	$—	$—	$263,027

Equity Securities
U.S. equity securities	$110,705	$—	$—	$110,705
Non-U.S. equity securities	20,866	—	—	20,866
Debt Securities
Fixed income funds and cash investment funds	78,985	—	—	78,985
December 31, 2015	$210,556	$—	$—	$210,556
See Note 2 of the consolidated financial statements for the description of the levels of the fair value hierarchy.
The following table sets forth the consolidated balance sheets presentation for components relating to the Company's pension and OPEB plans (in thousands):

	Pension Benefits		Other Benefits
	2016	2015	2016	2015
	(in thousands)
Amounts recognized in the consolidated balance sheets consist of:
Current liabilities	$—	$—	$(612)	$(818)
Noncurrent liabilities	(17,166)	(63,253)	(5,124)	(5,476)
Net amount recognized	$(17,166)	$(63,253)	$(5,736)	$(6,294)
Amounts recognized in accumulated other comprehensive income (loss) before taxes:
Net actuarial loss (gain)	$50,327	$40,493	$1,302	$474
Prior service cost (credit)	—	—	(3,477)	(3,600)
Net amount recognized	$50,327	$40,493	$(2,175)	$(3,126)
The following table sets forth other changes in the benefit obligation recognized in other comprehensive income for the Company's pension and OPEB plans (in thousands):

	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Net actuarial loss (gain)	$10,326	$(6,629)	$581	$(687)
Prior service cost/(credit)	—	—	(998)	(1,684)
Curtailment (gain)/loss	—	(5,413)	—	—
Amortization of:
Prior service credit	—	—	1,120	852
Actuarial (loss) gain	(492)	(6,311)	248	144
Total recognized in OCI	$9,834	$(18,353)	$951	$(1,375)

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

The net actuarial loss of $10.3 million for the pension plans in 2016 was mainly due to decreases in discount rates over the course of 2016. The net actuarial gain of $6.6 million in 2015 was mainly due to improved discount rates over the course of 2015 and the mortality improvement scale was updated to MP-2015, still using the RP- 2014 base table.
The estimated net actuarial loss for the defined benefit pension plans included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2017 is $0.6 million.
The following table sets forth the components of the net periodic benefit cost for the Company's pension and OPEB plans (in thousands):

	Pension Benefits			Other Benefits
	2016	2015	2014	2016	2015	2014
Service cost	$1,870	$7,457	$6,937	$—	$5	$23
Interest cost	9,662	12,350	13,341	196	289	385
Expected return on plan assets	(14,782)	(14,455)	(15,743)	—	—	—
Amortization of prior service cost (credit)	—	—	10	(1,120)	(852)	(2,029)
Recognized actuarial loss (gain)	492	6,311	2,006	(248)	(144)	534
Settlement and curtailment related expense	—	—	6,060	—	—	449
Net periodic benefit (income) cost	$(2,758)	$11,663	$12,611	$(1,172)	$(702)	$(638)
For the year ended December 31, 2016, $1.5 million and $1.3 million of pension income was recorded in cost of sales and selling, general, and administrative expenses, respectively. For the years ended December 31, 2015 and 2014, $6.5 million and $7.3 million of pension expense was recorded in cost of sales and $5.2 million and $5.3 million was recorded in selling, general, and administrative expenses, respectively.
Assumptions used to determine net periodic benefit cost for the years ended December 31, 2016, 2015, and 2014 were as follows:

	Pension Benefits			Other Benefits
	2016	2015	2014	2016	2015	2014
Discount rate	4.55 - 4.65%	4.18 - 4.54%	5.10 - 5.18%	2.30 - 4.51%	1.69 - 4.20%	2.69 - 5.05%
Expected return on plan assets	7.10%	7.10%	7.10%	N/A	N/A	N/A
Rate of compensation increase	N/A	2.50%	2.50%	N/A	N/A	N/A
The expected long-term rate of return on assets is based on management's expectations of long-term average rates of return to be earned on the investment portfolio. In establishing this assumption, management considers historical and expected returns for the asset classes in which the plan assets are invested.
For purposes of measuring the benefit obligation associated with the Company's OPEB plans as of December 31, 2016, as well as the assumed rate for 2017, an annual rate increase of 5.80% to 6.20% in the per capita cost of covered health care benefits was assumed and a 11.1% annual rate of increase in the per capita cost of covered prescription drug benefits was assumed. The rates were then assumed to decrease to an ultimate rate of 4.5% for 2025 and thereafter. For purposes of measuring the net periodic benefit cost for 2016 associated with the Company's OPEB plans, a 6.0% to 6.5% annual rate of increase in the per capita cost of covered medical benefits was assumed and a 12.00% annual rate of increase in the per capita cost of covered prescription drug benefits was assumed. The rate was then assumed to decrease to an ultimate rate of 4.5% for 2023 and 2024 for both the medical plan and prescription drug plan and thereafter. Increasing the assumed health care cost trend rate by 1.0% would increase the benefit obligation as of December 31, 2016 by $75,000 and increase the aggregate of the service and interest cost components of net periodic benefit cost for 2016 by $2,400. Decreasing the assumed health care cost trend rate by 1.0% would decrease the benefit obligation as of December 31, 2016 by $70,000 and decrease the aggregate of the service and interest cost components of net periodic benefit cost for 2016 by $2,000.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

The Company's pension plans' weighted-average asset allocations as of December 31, 2016 and 2015, by asset category were as follows:

	Plan Assets at December 31,
	2016	2015
Asset Category:
Temporary investment funds	1%	1%
Equity investment funds	53%	63%
Fixed income funds	46%	36%
Total	100%	100%
The Company's pension plans' investment policy includes an asset mix based on the Company's risk posture. The investment policy states a target allocation based on the plans’ funded status of 54% equity funds and 46% fixed income funds. Inclusion of the fixed income assets is to hedge risk associated with the plans’ liabilities along with providing potential growth through income. These assets should primarily invest in fixed income instruments of the U.S. Treasury and government agencies and investment-grade corporate bonds. The equity fund investments can consist of broadly diversified domestic equity, international equity, fixed income (return seeking), alternative investments, commodities, and real estate assets. The purpose of these assets is to provide the opportunity for capital appreciation, income, and the ability to diversify investments. A mix of mutual funds, ETF’s, and separate accounts are used as the plans' investment vehicles with clearly stated investment objectives and guidelines, as well as offer competitive long-term results.
The Company expects to contribute $0.6 million to its OPEB plans in 2017. Currently, No contributions are expected in 2017 for the Company's pension plans. Estimated future benefit payments under the pension and OPEB plans are as follows (in thousands):

	Pension Benefits	Other Benefits
2017	$17,593	$612
2018	17,381	569
2019	17,022	519
2020	18,003	469
2021	18,025	438
2022 - 2026	89,404	1,812
The Company also sponsors 401K retirement savings plans for all U.S. associates. Under the 401K retirement savings plans, participants may defer a portion of their earnings up to the annual contribution limits established by the Internal Revenue Service. The Company's total expense under the 401K plans for U.S. employees was $9.8 million for 2016, $5.6 million for 2015 and $2.5 million for 2014. Employees of the Canadian, Belgium and United Kingdom operations also participate in defined contribution pension plans sponsored by the Company. The Company's expense related to these plans for 2016, 2015, and 2014 was $1.0 million, $1.0 million, and $1.2 million, respectively.
11. FAIR VALUE OF FINANCIAL INSTRUMENTS
Financial Instruments
The fair values of the Company’s cash and cash equivalents, customer receivables, and accounts payable approximate carrying value due to their short maturities.
The fair value of the Company’s long-term debt approximates its carrying value, as it is variable rate debt and the terms are comparable to market terms as of the balance sheet dates, and are classified as Level 2.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table represents the assets and liabilities, measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Fair Value as of December 31, 2016				Fair Value as of December 31, 2015
Liabilities:	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Contingent purchase price payment - Holly Hunt	$—	$—	$6,000	$6,000	$—	$—	$11,000	$11,000
Contingent purchase price payment - DatesWeiser	—	—	1,100	1,100	—	—	—	—
Total	$—	$—	$7,100	$7,100	$—	$—	$11,000	$11,000
Pursuant to the agreement governing the acquisition of HOLLY HUNT®, the Company may be required to make annual contingent purchase price payments. The payouts are based upon HOLLY HUNT® reaching an annual net sales target, for each year through 2016, and are paid out on or around February 20 of the following calendar year. The Company classifies this as a Level 3 measurement and is required to remeasure this liability at fair value on a recurring basis. The fair value of such contingent purchase price payments was determined at the time of acquisition based upon net sales projections for HOLLY HUNT® for 2014, 2015, and 2016. The Company paid $5.0 million of the contingent purchase price in 2016, as a result of HOLLY HUNT® achieving the 2015 net sales projections. Excluding the initial recognition of the liability for the contingent purchase price payments and payments made to reduce the liability, any changes in the fair value would be included within selling, general and administrative expenses.
Pursuant to the agreement governing the acquisition of DatesWeiser, the Company may be required to make annual contingent purchase price payments. The payouts are based upon DatesWeiser reaching an annual net sales target, for each year through 2020. The Company classifies this as a Level 3 measurement and is required to remeasure this liability at fair value on a recurring basis. The fair value of such contingent purchase price payments was determined at the time of acquisition based upon net sales projections for DatesWeiser for 2017, 2018, 2019 and 2020. Excluding the initial recognition of the liability for the contingent purchase price payments and payments made to reduce the liability, any changes in the fair value would be included within selling, general and administrative expenses.
There were no additional assets and/or liabilities recorded at fair value on a recurring basis as of December 31, 2016 or 2015.
Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The following table represents non-recurring fair value amounts (as measured at the time of adjustment) for those assets remeasured to fair value on a nonrecurring basis during 2015 (in thousands):

	Fair Value as of October 1, 2015
Description	Level 1	Level 2	Level 3	Total
Edelman Leather tradename	—	—	$6,500	$6,500
Based on the results of the 2015 annual impairment test, the Company determined that the Edelman tradename was impaired that year. The Company estimated the fair value of the indefinite-life intangible asset using the relief-from-royalty method under the income approach as of October 1, 2015. The Company used a royalty rate of 2.5% based on comparable market rates and a discount rate of 12.0%. Refer to Note 7 for more details regarding the impairment testing.
There were no additional assets and/or liabilities remeasured to fair value on a nonrecurring basis as of December 31, 2016 or 2015 and for the years then ended.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

12. INDEBTEDNESS
The Company's long-term debt is summarized as follows (in thousands):

	December 31,
	2016	2015
Balance of revolving credit facility	$45,000	$37,000
Balance of term loan	175,000	185,000
Total long-term debt	220,000	222,000
Less: Current maturities of long-term debt	10,000	10,000
Less: Deferred financing fees, net	1,617	2,282
Long-term debt	$208,383	$209,718
At December 31, 2016 and 2015, the Company's interest rates were approximately 2.0% and 1.9%, respectively.
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
The Amended Credit Agreement requires the Company to comply with various affirmative and negative covenants, including without limitation (i) covenants to maintain a minimum specified interest coverage ratio and maximum specified net leverage ratio, and (ii) covenants that prevent or restrict the Company’s ability to pay dividends, engage in certain mergers or acquisitions, make certain investments or loans, incur future indebtedness, engage in sale-leaseback transactions, alter its capital structure or line of business, prepay subordinated indebtedness, engage in certain transactions with affiliates and sell stock or assets. The Company was in compliance with the Amended Credit Agreement covenants at December 31, 2016.
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

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

Deferred Financing Fees
In connection with the refinancing of the Company's previous credit facility during 2014, the Company wrote off $0.3 million of unamortized deferred financing fees associated with the previous credit facility and incurred $1.9 million in new financing fees that will be amortized as a component of interest expense over the life of the new facility through May 2019. Deferred financing fees, net of accumulated amortization, totaled $1.6 million and $2.3 million as of December 31, 2016 and 2015, respectively. Amortization expense related to the deferred financing fees, included in interest expense, was $0.7 million for each of the years ended December 31, 2016, 2015 and 2014, respectively.
Other Borrowings
The Company also has several revolving credit agreements with various European financial institutions. These credit agreements provide credit primarily for overdraft and working capital purposes. As of December 31, 2016, total credit available under such agreements was approximately $10.2 million, and the Company had no outstanding borrowings under the European credit facilities as of December 31, 2016 or 2015. There is currently no expiration date on these agreements. The interest rates on borrowings are variable and are based on the monetary market rate that is linked to each country's prime rate.
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
Collective Bargaining
At December 31, 2016, the Company employed a total of 3,471 people.  Approximately 11.0% of the total number of employees are represented by unions globally. The Grand Rapids, Michigan Plant is the only unionized plant within the U.S. and has an agreement with the Carpenters Union, Local 1615, of the United Brotherhood of Carpenters and Joiners of America, Affiliate of the Carpenters Industrial Council, covering approximately 200 hourly employees. The Collective Bargaining Agreement expires April 2018. Approximately 82 workers in Italy are also represented by state-sponsored unions.  The union contracts under which these Italian workers are represented expire in 2018.
Warranty
The Company provides for estimated product warranty expenses when related products are sold and are included within other current liabilities. Because warranty estimates are forecasts that are based on the best available information, primarily historical claims experience, future warranty claims may differ from the amounts provided.
Changes in the warranty reserve are as follows (in thousands):

	2016	2015	2014
Balance, beginning of the year	$8,513	$8,180	$8,214
Provision for warranty claims	6,792	7,249	6,664
Warranty claims paid	(6,272)	(6,801)	(6,631)
Foreign currency translation adjustment	(127)	(115)	(67)
Balance, end of the year	$8,906	$8,513	$8,180

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

14. STOCK PLANS
As of December 31, 2016, the Company sponsors three stock incentive plans under which awards denominated or payable in shares, units or options to purchase shares of Knoll common stock may be granted to officers, certain other employees, directors and consultants of the Company. In May 2007, the Company approved the 2007 Stock Incentive Plan which authorized the issuance of 2,000,000 shares of common stock; as of December 31, 2016, 7,306 shares remained available for issuance under this plan. In May 2010, the Company approved the 2010 Stock Incentive Plan which authorized the issuance of 2,000,000 shares of common stock; as of December 31, 2016, 26,496 shares remained available for issuance under this plan. In May 2013, the Company approved the 2013 Stock Incentive Plan which authorized the issuance of 2,000,000 shares of common stock; as of December 31, 2016, 1,460,089 shares remained available for issuance under this plan. As of December 31, 2016, an aggregate of 1,493,891 total shares remained available for issuance under these plans.
A Committee of the Board of Directors currently consisting of the Compensation Committee of the Company's Board of Directors, has sole discretion concerning administration of the plans including selection of individuals to receive awards, types of awards, the terms and conditions of the awards and the time at which awards will be granted.
Restricted Shares and Restricted Stock Units
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
During 2016, the Company granted 586,141 of restricted shares and restricted stock units to certain key employees and the Company's Board of Directors. 313,632 of these awards were granted at the weighted-average fair value of $18.65 per restricted share at the date of grant. The majority of these awards cliff vest on the third anniversary of the grant date. 163,509 of these awards were granted at the weighted-average fair value of $18.81 per restricted stock unit. These awards vest based upon the Company achieving certain cumulative operating performance target goals over the next three years. 109,000 of these awards were granted at the weighted-average fair value of $13.02 per restricted stock unit. These awards vest based upon the performance of the Company's stock price relative to a peer group over the next three years.
The following table summarizes the Company's restricted stock activity during the year:

	Restricted Stock	Weighted-Average Fair Value
Outstanding at December 31, 2015	993,934	$17.34
Granted	313,632	18.65
Forfeited	(15,103)	17.73
Vested	(298,501)	16.51
Outstanding at December 31, 2016	993,962	$18.00

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

The following table summarizes the Company's restricted stock units activity during the year:

	Restricted Stock Units	Weighted-Average Fair Value	Restricted Stock Units Performance Based	Weighted-Average Fair Value	Restricted Stock Units Market Based	Weighted-Average Fair Value
Outstanding at December 31, 2013	95,000	$14.04	—	$—	—	$—
Granted	—	—	331,896	17.34	112,250	8.24
Forfeited	—	—	(8,813)	15.19	(8,813)	8.14
Vested	(15,000)	14.04	—	—	—	—
Outstanding at December 31, 2014	80,000	$14.04	323,083	$17.36	103,437	$8.18
Granted	—	—	73,000	21.64	73,000	12.14
Forfeited	—	—	(15,625)	15.92	(15,625)	8.93
Vested	(35,000)	14.04	—	—	—	—
Outstanding at December 31, 2015	45,000	$14.04	380,458	$18.28	160,812	$10.12
Granted	—	—	163,509	18.81	109,000	13.02
Forfeited	—	—	(8,862)	17.93	(7,203)	11.42
Vested	(15,000)	14.04	—	—	—	—
Outstanding at December 31, 2016	30,000	$14.04	535,105	$18.45	262,609	$11.96
Stock Options
The following table summarizes the Company's stock option activity for the preceding three years.

	Number of Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	1,023,389	$14.48	2.71	$4,625,520
Exercised	(375,718)	$12.93		$2,237,704
Outstanding at December 31, 2014	647,671	$15.37	2.16	$4,016,809
Exercised	(377,671)	$14.98		$2,496,218
Outstanding at December 31, 2015	270,000	$15.93	1.44	$1,203,600
Exercised	(202,500)	$13.69		$1,597,398
Outstanding at December 31, 2016	67,500	$22.64	0.68	$357,225
Exercisable at December 31, 2016	63,500	$23.06	0.40	$309,425
The following table summarizes information regarding stock options outstanding and exercisable at December 31, 2016:

	Options Outstanding			Options Exercisable
Ranges of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$15.98	7,500	5.19	$15.98	3,500	$15.98
$23.47	60,000	0.12	$23.47	60,000	$23.47
$15.98 - $23.47	67,500	0.68	$22.64	63,500	$23.06

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

A summary of the status of the Company's non-vested options as of December 31, 2016 and 2015, and changes during the year ended December 31, 2016, is presented below.

	Number of Options	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2015	8,000	$6.26
Vested	(4,000)	$6.26
Non-vested at December 31, 2016	4,000	$6.26
The total fair value of options vested during 2016, 2015 and 2014 were less than $0.1 million, respectively.
Total Awards
Compensation costs related to stock-based compensation for the years ended December 31, 2016, 2015, and 2014 totaled $10.5 million pre-tax ($6.8 million after-tax), $8.3 million pre-tax ($5.3 million after-tax), and $7.8 million pre-tax ($4.8 million after-tax), respectively, and are included within selling, general, and administrative expenses.
At December 31, 2016, the total compensation cost related to non-vested awards not yet recognized equaled $13.0 million for restricted stock awards and restricted stock units, with minimal costs related to non-vested stock options. The weighted-average remaining period over which the cost is to be recognized is 1.4 years.
15. STOCKHOLDERS' EQUITY
Preferred Stock
The Company's Certificate of Incorporation authorizes the issuance of 10,000,000 shares of preferred stock with a par value of $1.00 per share. Subject to applicable laws, the Board of Directors is authorized to provide for the issuance of preferred shares in one or more series, for such consideration and with designations, powers, preferences and relative, participating, optional or other special rights and the qualifications, limitations or restrictions thereof, as shall be determined by the Board of Directors. There was no preferred stock outstanding as of December 31, 2016, 2015 or 2014.
Common Stock
The following table demonstrates the change in the number of shares of common stock outstanding during the years ended December 2016, 2015, and 2014 (excludes non-voting restricted shares).

Shares outstanding as of December 31, 2013	47,059,458
Purchase of common stock	(270,467)
Shares issued under stock incentive plan, net of awards surrender to pay applicable taxes	319,773
Exercise of stock options	375,718
Shares issued to Board of Directors in lieu of cash	3,028
Shares outstanding as of December 31, 2014	47,487,510
Purchase of common stock	(260,088)
Shares issued under stock incentive plan, net of awards surrender to pay applicable taxes	218,458
Exercise of stock options	377,671
Shares issued to Board of Directors in lieu of cash	4,528
Shares outstanding as of December 31, 2015	47,828,079
Purchase of common stock	(123,577)
Shares issued under stock incentive plan, net of awards surrender to pay applicable taxes	192,050
Exercise of stock options	202,500
Shares issued to Board of Directors in lieu of cash	3,276
Shares outstanding as of December 31, 2016	48,102,328

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

Treasury Stock
As of December 31, 2016 and 2015, the Company held 15,645,358 and 15,781,331 treasury shares, respectively. The Company records repurchases of its common stock for treasury at cost.
Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	Beginning Balance	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Ending Balance
December 31, 2014
Pension and other post-employment liability adjustment	$(9,229)	$(41,906)	$16,358	$(25,548)	$(34,777)
Foreign currency translation adjustment	14,366	(12,271)	—	(12,271)	2,095
Accumulated other comprehensive income (loss)	$5,137	$(54,177)	$16,358	$(37,819)	$(32,682)
December 31, 2015
Pension and other post-employment liability adjustment	$(34,777)	$19,728	$(7,783)	$11,945	$(22,832)
Foreign currency translation adjustment	2,095	(16,581)	—	(16,581)	(14,486)
Accumulated other comprehensive income (loss)	$(32,682)	$3,147	$(7,783)	$(4,636)	$(37,318)
December 31, 2016
Pension and other post-employment liability adjustment	$(22,832)	$(10,785)	$4,212	$(6,573)	$(29,405)
Foreign currency translation adjustment	(14,486)	488	—	488	(13,998)
Accumulated other comprehensive income (loss)	$(37,318)	$(10,297)	$4,212	$(6,085)	$(43,403)
The following reclassifications were made from accumulated other comprehensive income (loss) to the statements of operations are as follows (in thousands):

	December 31,
	2016	2015	2014
Amortization of pension and other post-employment liability adjustments
Prior service credits (1)	$1,120	$852	$2,019
Actuarial losses (1)	(244)	(6,167)	(2,540)
Loss recognized during settlement	—	—	(6,509)
Total before tax	876	(5,315)	(7,030)
Tax expense (benefit)	312	(1,929)	(2,714)
Net of tax	$564	$(3,386)	$(4,316)
(1) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension costs. See Note 10 for additional information.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

16. EARNINGS PER SHARE
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

	Years ended December 31,
	2016	2015	2014
Numerator:
Net earnings attributable to Knoll, Inc. stockholders	$82,084	$65,963	$46,596

Denominator:
Denominator for basic earnings per shares - weighted-average shares	48,093	47,747	47,347
Effect of dilutive securities:
Potentially dilutive shares resulting from stock plans	826	691	721
Denominator for diluted earnings per share - weighted-average shares	48,919	48,438	48,068
Antidilutive equity awards not included in weighted-average common shares—diluted	—	4	144

Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$1.71	$1.38	$0.98
Diluted	$1.68	$1.36	$0.97
17. INCOME TAXES
Income before income tax expense consists of the following (in thousands):

	2016	2015	2014
U.S. operations	$107,803	$77,996	$61,353
Foreign operations	19,735	25,423	14,397
Total	$127,538	$103,419	$75,750
Income tax expense is comprised of the following (in thousands):

	2016	2015	2014
Current:
Federal	$11,980	$24,988	$20,154
State	2,840	6,101	4,472
Foreign	4,588	6,224	4,808
Total current	19,408	37,313	29,434
Deferred:
Federal	23,814	(1,098)	(1,315)
State	2,347	505	753
Foreign	(145)	751	293
Total deferred	26,016	158	(269)
Income tax expense	$45,424	$37,471	$29,165

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

The following table sets forth the tax effects of temporary differences that give rise to the deferred tax assets and liabilities (in thousands):

	December 31, 2016	December 31, 2015
Deferred tax assets
Accounts receivable, principally due to allowance for doubtful accounts	$2,985	$2,949
Inventories	8,294	4,707
Net operating loss carryforwards	6,664	7,260
Accrued pension	7,637	25,939
Stock-based compensation	6,493	5,813
Compensation-related accruals	4,928	5,131
Warranty	3,222	3,245
Obligation for post-employment benefits other than pension	2,267	2,131
Accrued liabilities and other items	8,537	8,195
Gross deferred tax assets	51,027	65,370
Valuation allowance	(6,161)	(6,317)
Net deferred tax assets	44,866	59,053
Deferred tax liabilities:
Intangibles	86,961	84,931
Plant and equipment	34,759	29,596
Gross deferred tax liabilities	121,720	114,527
Net deferred tax liabilities	$(76,854)	$(55,474)
Income taxes paid, net of refunds received, by the Company during 2016, 2015, and 2014, totaled $27.4 million, $40.8 million, and $18.6 million, respectively.
As of December 31, 2016, the Company had net operating loss carryforwards totaling approximately $26.7 million in Brazil, the United Kingdom, and Germany. The net operating loss carryforwards may be carried forward indefinitely. The Company provides a valuation allowance against certain net foreign deferred tax assets (principally the net operating loss carryforwards) due to the uncertainty that they can be realized.
The following table sets forth a reconciliation of the statutory federal income tax rate to the effective income tax rate:

	2016	2015	2014
Federal statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) in the tax rate resulting from:
State taxes, net of federal effect	3.3%	4.4%	3.5%
Effect of tax rates of other countries	(1.4)%	(2.4)%	(0.4)%
Section 199 deduction	(0.8)%	(0.9)%	(1.2)%
Change in contingency reserve	(0.2)%	(0.2)%	0.7%
Limitation on deduction of officer’s compensation	0.6%	0.5%	1.5%
Other	(0.9)%	(0.2)%	(0.6)%
Effective tax rate	35.6%	36.2%	38.5%
As of December 31, 2016, there is $129.0 million of cumulative earnings overseas. Approximately $12.4 million has been subject to tax under the U.S. Subpart F of Section 954 provisions. Accordingly, $116.6 million of earnings have not been subject to U.S. tax and are reinvested indefinitely. It is not practical to estimate the amount of U.S. tax that would result upon the eventual repatriation of such earnings.
As of December 31, 2016 and 2015, the Company had unrecognized tax benefits of approximately $0.9 million and $4.4 million, respectively. The entire amount of the unrecognized tax benefits would reduce the effective tax rate if recognized.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

The following table summarizes the activity related to the Company's unrecognized tax benefits during 2016, 2015, and 2014 (in thousands):

	2016	2015	2014
Balance, beginning of the year	$4,407	$4,922	$4,611
Additions for tax position related to the current year	125	125	125
Additions for tax position related to the prior year	56	134	350
Decreases for tax position related to the prior year	(250)	(774)	—
Prior year reductions:
Lapse of statute of limitations	(125)	—	(164)
Settlements	(3,338)	—	—
Balance, end of the year	$875	$4,407	$4,922
During 2016, 2015, and 2014, respectively, the Company recognized approximately $0.1 million, $0.1 million and $0.2 million of interest and penalties. The Company has paid all accrued interest and penalties recognized prior to December 31, 2016, therefore the Company has no accruals for the payment of interest and penalties as of December 31, 2016. The Company accrued approximately $0.5 million for the payment of interest and penalties as of December 31, 2015.
As of December 31, 2016, the Company is subject to U.S. Federal Income Tax examination for the tax years 2007 through 2016, and to non-U.S. income tax examination for the tax years 2010 to 2016. In addition, the Company is subject to state and local income tax examinations for the tax years 2007 through 2016.
18. OTHER EXPENSE (INCOME), NET
The components of other expense (income), net are as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Foreign exchange losses (gains)	$3,725	$(9,130)	$(5,801)
Other, net	(360)	(44)	(484)
Other expense (income), net	$3,365	$(9,174)	$(6,285)

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

19. QUARTERLY RESULTS (UNAUDITED)
The following tables contain selected unaudited Consolidated Statements of Operations and Comprehensive Income data for each quarter for the years ended December 31, 2016 and 2015. The operating results for any quarter are not necessarily indicative of results for any future period. The quarterly results are as follows (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2016
Sales	$284,629	$294,700	$292,097	$292,866	$1,164,292
Gross profit	107,764	114,064	112,801	111,347	445,976
Net earnings	17,411	21,641	21,618	21,444	82,114	(1)
Net earnings attributable to Knoll, Inc. stockholders	17,400	21,635	21,607	21,442	82,084	(1)
Earnings per share—Basic	$0.36	$0.45	$0.45	$0.45	$1.71	(1)
Earnings per share—Diluted	$0.36	$0.44	$0.44	$0.44	$1.68

2015
Sales	$266,498	$268,622	$263,588	$305,734	$1,104,442
Gross profit	95,309	101,191	101,207	114,425	412,132
Net earnings	17,435	17,222	17,861	13,430	65,948	(2)
Net earnings attributable to Knoll, Inc. stockholders	17,443	17,239	17,833	13,448	65,963	(2)
Earnings per share—Basic	$0.37	$0.36	$0.37	$0.28	$1.38
Earnings per share—Diluted	$0.36	$0.36	$0.37	$0.28	$1.36
_______________________________________________________________________________
(1) During 2016, the Company adopted ASU 2016-09. As a result of this adoption, $0.1 million and $0.4 million of income tax benefits were recognized in the three months ended March 31, 2016 and June 30, 2016, respectively. These retroactive income tax adjustments are reflected as a reduction of income tax expense which increased basic earnings per share by $0.01 in the three months ended June 30, 2016. No other basic or diluted earnings per share amounts were affected. See Note 2 for additional information.
(2) During 2015, the Company recorded $0.9 million of pre-tax restructuring charges. These charges of $0.4 million and $0.5 million were incurred in the third and fourth quarters of 2015, respectively. Additionally, during the fourth quarter of 2015, the Company recorded an intangible asset impairment charge of $10.7 million.
20. SEGMENT AND GEOGRAPHIC REGION INFORMATION
The Company manages business through its reporting segments: Office, Studio, and Coverings. All unallocated expenses are included within Corporate.
The Office segment includes a complete range of workplace products that address diverse workplace planning paradigms. These products include: systems furniture, seating, storage, tables, desks and KnollExtra® accessories as well as the international sales of North American Office products.
The Studio segment includes KnollStudio®, HOLLY HUNT®, Knoll Europe and DatesWeiser. KnollStudio products, include iconic seating, lounge furniture, side, cafe and dining chairs as well as conference, training and dining and occasional tables. HOLLY HUNT® is known for high quality residential furniture, lighting, rugs, textiles and leathers. In 2016, HOLLY HUNT® acquired Vladimir Kagan Design Group, a renowned collection of modern luxury furnishings. Knoll Europe, which markets and sells both KnollStudio and Knoll Office products, manufactures and sells products to customers primarily in Europe. DatesWeiser, known for its sophisticated meeting and conference tables and credenzas, sets a standard for design, quality and technology integration.
The Coverings segment includes KnollTextiles®, Spinneybeck® (including Filzfelt®), and Edelman® Leather. These businesses provide a wide range of customers with high-quality fabrics, felt, leather and related architectural products.
In 2016, the Company determined it appropriate to revise its segment presentation to segregate Corporate costs. The Company believes this facilitates improved communication as it reports segment results and better aligns with how it views and operates the Company. Corporate costs represent the accumulation of unallocated costs relating to shared services and general corporate activities including, but not limited to, legal expenses, acquisition expenses, certain finance, human resources, administrative and executive expenses and other expenses that are not directly attributable to an operating segment. Dedicated, direct selling, general and administrative expenses of the segments continue to be included within segment operating profit.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

Management regularly reviews the costs included in the Corporate function, and believes disclosing such information provides more visibility and transparency of how the chief operating decision maker reviews the results for the Company.
The tables below present the Company’s segment information with Corporate costs excluded from operating segment results. Prior year amounts have been recast to conform to the current presentation (in thousands):

	2016	2015	2014
SALES
Office	$731,327	$686,943	$656,228
Studio	323,431	303,838	279,167
Coverings	109,534	113,661	114,899
Corporate	—	—	—
Knoll, Inc.	$1,164,292	$1,104,442	$1,050,294
INTERSEGMENT SALES (1)
Office	$1,877	$1,640	$2,776
Studio	5,788	6,184	5,918
Coverings	8,350	8,358	10,576
Corporate	—	—	—
Knoll, Inc.	$16,015	$16,182	$19,270
DEPRECIATION AND AMORTIZATION
Office	$16,284	$14,945	$13,747
Studio	5,936	5,565	5,313
Coverings	805	769	982
Corporate	—	—	—
Knoll, Inc.	$23,025	$21,279	$20,042
OPERATING PROFIT
Office	$73,871	$55,823	$38,116
Studio	53,413	47,952	37,834
Coverings	25,953	17,273	23,816
Corporate	(16,929)	(19,938)	(22,923)
Knoll, Inc.(2)	$136,308	$101,110	$76,843
CAPITAL EXPENDITURES
Office	$35,072	$27,058	$33,541
Studio	6,819	4,241	8,075
Coverings	804	648	285
Corporate	—	—	—
Knoll, Inc.	$42,695	$31,947	$41,901
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

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

The Company's net sales by product category were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Office Systems	$461,743	$432,655	$429,503
Seating	114,135	117,799	108,635
Files and Storage	85,696	86,099	84,297
Studio	323,431	303,838	279,167
Coverings	109,534	113,661	114,899
Other	69,753	50,390	33,793
Total	$1,164,292	$1,104,442	$1,050,294
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

	United States	Canada	Europe	Mexico	Consolidated
2016
Sales	$1,031,920	$36,813	$93,420	$2,139	$1,164,292
Property, plant, and equipment, net	157,856	26,452	12,776	—	197,084
2015
Sales	$979,221	$36,163	$89,058	$—	$1,104,442
Property, plant, and equipment, net	137,863	20,919	13,360	—	172,142
2014
Sales	$928,733	$32,811	$88,750	$—	$1,050,294
Property, plant, and equipment, net	123,821	25,669	15,529	—	165,019
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures.    We, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report (December 31, 2016) ("Disclosure Controls"). Based upon the Disclosure Controls evaluation, our principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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
Our management assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2016.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, the Company’s independent registered public accounting firm, as stated in their report included in Item 8, “Financial Statements and Supplementary Data.”
Changes in Internal Control Over Financial Reporting. During the period covered by this report, there has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Knoll, Inc.

We have audited Knoll, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Knoll, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Knoll, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Knoll, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2016 of Knoll, Inc. and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 1, 2017

ITEM 9B.    OTHER INFORMATION
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 relating to directors, director nominees and executive officers of the registrant is incorporated by reference from the information under the captions “Board of Directors,” “Election of Directors,” “Executive Officers,” “Board Meetings and Committees,” “Code of Ethics,” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement for our 2017 Annual Meeting of Stockholders (the “Proxy Statement”).
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
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans

	Equity Compensation Plan Information As of December 31, 2016
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Shares Remaining for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	67,500	$22.64	1,493,891
Equity compensation plans not approved by security holders	—	—	—
Total	67,500		1,493,891
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

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)Documents filed as part of this Form 10-K:

(1) CONSOLIDATED FINANCIAL STATEMENTS (ITEM 8)

•Consolidated Balance Sheets as of December 31, 2016 and 2015

•	Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2016, 2015, and 2014
•Consolidated Statements of Equity for the Years Ended December 31, 2016, 2015, and 2014
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015, and 2014
•Notes to the Consolidated Financial Statements
•Report of Independent Registered Public Accounting Firm

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

(3) EXHIBITS

Exhibit Number		Description
2.1	(i)	Securities Purchase Agreement, dated February 3, 2014, among Knoll, Inc., Holly Hunt Enterprises, Inc., HHMI LLC, the Shareholders of Holly Hunt Enterprises, Inc. and the Members of HHMI LLC.

3.1	(a)	Amended and Restated Certificate of Incorporation of Knoll, Inc.

3.2	(k)	Amended and Restated By-Laws of Knoll, Inc.

4.1	(o)	Form of Stock Certificate.

10.1	(b)
Second Amended and Restated Credit Agreement, dated as of May 20, 2014, by and among Knoll, Inc., certain of the domestic subsidiaries of Knoll, Inc., Bank of America, N.A., Merrill Lynch, Pierce, Fenner and Smith Incorporated, and the other lenders party thereto.

10.2	(f)*	Amended and Restated Employment Agreement, executed March 14, 2006, effective as of January 1, 2006, between Knoll, Inc. and Burton B. Staniar.

10.3	(m)*	Amendment to Amended and Restated Employment Agreement, dated as of May 4, 2009, between Knoll, Inc. and Burton B. Staniar.

10.4	(d)*	Amended and Restated Employment Agreement, dated as of July 1, 2016, between Knoll, Inc. and Andrew B. Cogan.

10.5	*	Summary of Craig B. Spray 2017 Compensation.

Exhibit Number		Description
10.6	*	Summary of Joseph T. Coppola 2017 Compensation.

10.7	*	Summary of Benjamin A. Pardo 2017 Compensation.

10.8	*	Summary of David L. Schutte 2017 Compensation.

10.9	(c)*	Amended and Restated Knoll, Inc. 1997 Stock Incentive Plan.

10.10	(a)*	Amended and Restated Knoll, Inc. 1999 Stock Incentive Plan.

10.11	(h)*	Amended and Restated Knoll, Inc. 2007 Stock Incentive Plan.

10.12	(n)*	Amended and Restated Knoll, Inc. 2010 Stock Incentive Plan.

10.13	(q)*	Amended and Restated Knoll, Inc. 2013 Stock Incentive Plan

10.14	(p)*	Amended and Restated Knoll, Inc. Non-Employee Director Compensation Plan.

10.15	(e)*	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Knoll, Inc. 1997 Stock Incentive Plan, entered into by Knoll, Inc. and certain executive officers.

10.16	(c)*	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Knoll, Inc. 1999 Stock Incentive Plan, entered into by Knoll, Inc. and certain executive officers.

10.17	(j)*	Form of Non-Qualified Stock Option Agreement under the 2007 Stock Incentive Plan, entered into by Knoll, Inc. and certain executive officers.

10.18	(j)*	Form of Restricted Share Agreement under the 2007 Stock Incentive Plan (time vesting with accelerated performance vesting).

10.19	(j)*	Form of Restricted Share Agreement under the 2007 Stock Incentive Plan (time vesting).

10.20	(j)*	Form of Restricted Share Agreement under the Non-Employee Director Compensation Plan (time vesting).

10.21	(g)*	Form of Restricted Share Agreement under the 2010 Stock Incentive Plan (time vesting).

10.22	(g)*	Form of Restricted Share Agreement under the 2010 Stock Incentive Plan (time vesting with accelerated performance vesting).

10.23	(g)*	Form of Non-Qualified Stock Option Agreement under the 2010 Stock Incentive Plan.

10.24	(r)*	Form of Performance-Based Stock Unit Agreement under the 2013 Stock Incentive Plan.

10.25	(p)*	Form of Performance-Based Stock Unit Agreement under the 2013 Stock Incentive Plan (enhanced vesting).

10.26	(a)*	Form of Director and Officer Indemnification Agreement.

10.27	(l)*	Andrew B. Cogan 2017 Incentive Compensation Letter, dated December 6, 2016.

10.28	(l)*	Craig B. Spray 2017 Incentive Compensation Letter, dated December 6, 2016.

10.29	(l)*	Benjamin A. Pardo 2017 Incentive Compensation Letter, dated December 6, 2016.

10.30	(l)*	David L. Schutte 2017 Incentive Compensation Letter, dated December 6, 2016.

21.00		Subsidiaries of Knoll, Inc.

23.10		Consent of Independent Registered Public Accounting Firm.

24.10		Power of Attorney [(included on signature page)].

31.10		Certification for Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit Number	Description
31.20	Certification for Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

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

101.00
The following materials from the Company's Annual Report on Form 10-K for the period ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016, and December 31, 2015, (ii) Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, (iii) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2016, December 31, 2015, and December 31, 2014, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016, December 31, 2015, and December 31, 2014 and (v) Notes to Consolidated Financial Statements.**

_______________________________________________________________________________
* Management Contract or Compensatory Plan or Arrangement required to be identified by Item 15(a) (3) of Form 10-K.
** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections

(a)	Incorporated by reference to Knoll, Inc.'s Registration Statement on Form S-1 (File No. 333-118901), which was declared effective by the Commission on December 13, 2004.
(b)	Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on May 21, 2014.
(c)	Incorporated by reference to Knoll, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999.
(d)	Incorporated by reference to Knoll, Inc.'s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2016.
(e)	See Exhibit 10.16. Exhibit is substantially identical to Exhibit 10.16.
(f)	Incorporated by reference to Knoll, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2005.
(g)	Incorporated by reference to Knoll, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2010.
(h)	Incorporated by reference to Knoll, Inc.'s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2007.
(i)	Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on February 3, 2014.
(j)	Incorporated by reference to Knoll, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2007.
(k)	Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on May 11, 2015.
(l)	Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on December 12, 2016.
(m)	Incorporated by reference to Knoll, Inc.'s Quarterly Report on Form 10-Q filed with the Commission on May 11, 2009.
(n)	Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on May 11, 2010.
(o)	Incorporated by reference to Knoll, Inc's Annual Report on Form 10-K for the year ended December 31, 2012.
(p)	Incorporated by reference to Knoll, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2015.
(q)	Incorporated by reference to Knoll, Inc's Current Report on Form 8-K filed with the Commission on April 26, 2013.
(r)	Incorporated by reference to Knoll, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of March 2017.

KNOLL, INC.
By:	/s/ ANDREW B. COGAN Andrew B. Cogan President and Chief Executive Officer
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

/s/ BURTON B. STANIAR Burton B. Staniar	Chairman of the Board	March 1, 2017
/s/ ANDREW B. COGAN Andrew B. Cogan	President and Chief Executive Officer, Knoll, Inc. and Director	March 1, 2017
/s/ CRAIG B. SPRAY Craig B. Spray	Chief Financial Officer (Chief Accounting Officer and Controller)	March 1, 2017
/s/ JEFFREY A. HARRIS Jeffrey A. Harris	Director	March 1, 2017
/s/ SIDNEY LAPIDUS Sidney Lapidus	Director	March 1, 2017
/s/ KATHLEEN G. BRADLEY Kathleen G. Bradley	Director	March 1, 2017
/s/ JOHN F. MAYPOLE John F. Maypole	Director	March 1, 2017
/s/ SARAH E. NASH Sarah E. Nash	Director	March 1, 2017
/s/ STEPHEN F. FISHER Stephen F. Fisher	Director	March 1, 2017
/s/ STEPHANIE STAHL Stephanie Stahl	Director	March 1, 2017
/s/ CHRISTOPHER G. KENNEDY Christopher G. Kennedy	Director	March 1, 2017

SCHEDULE II
KNOLL, INC.
VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

Description	Balance at Beginning of Year	Additions Charged to Expenses (Income)	Charge-Offs	Other(1)	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2014	5,677	2,494	(972)	(2)	7,197
Year ended December 31, 2015	7,197	1,401	(600)	(79)	7,919
Year ended December 31, 2016	7,919	6,653	(6,514)	1	8,059
Reserve for inventory valuation:
Year ended December 31, 2014	7,202	1,761	(508)	(51)	8,404
Year ended December 31, 2015	8,404	2,656	(2,286)	(503)	8,271
Year ended December 31, 2016	8,271	2,376	(1,109)	(15)	9,523
Valuation allowance for deferred income tax assets:
Year ended December 31, 2014	8,991	254	—	(1,344)	7,901
Year ended December 31, 2015	7,901	(841)	—	(743)	6,317
Year ended December 31, 2016	6,317	451	—	(607)	6,161
______________________________________________________________________________
(1) Primarily the impact of currency changes

S-1