Form 10-Q
period 2017-03-31
KNOLL INC
filed 2017-05-10
CIK 1011570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File No. 001-12907

KNOLL, INC.

A Delaware Corporation	I.R.S. Employer No. 13-3873847

1235 Water Street
East Greenville, PA 18041
Telephone Number (215) 679-7991

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐ No ☒

As of May 8, 2017, there were 49,358,830 shares (including 891,610 non-voting restricted shares) of the Registrant’s common stock, par value $0.01 per share, outstanding.

KNOLL, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
KNOLL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$3,035	$9,854
Customer receivables, net of allowance for doubtful accounts of $7,488 and $8,059, respectively	83,081	84,425
Inventories, net	146,200	142,072
Prepaid expenses	27,431	27,461
Other current assets	12,480	12,996
Total current assets	272,227	276,808
Property, plant, and equipment, net	200,371	197,084
Goodwill	141,471	141,391
Intangible assets, net	241,048	241,870
Other non-trade receivables	26	26
Other noncurrent assets	1,436	1,434
Total assets	$856,579	$858,613
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$10,000	$10,000
Accounts payable	89,923	97,518
Income taxes payable	44	81
Other current liabilities	94,403	114,774
Total current liabilities	194,370	222,373
Long-term debt	232,549	208,383
Deferred income taxes	80,265	76,854
Post-employment benefits other than pensions	5,053	5,124
Pension liability	15,388	17,428
Other noncurrent liabilities	17,777	18,982
Total liabilities	545,402	549,144
Commitments and contingent liabilities
Equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 65,425,961 shares issued and 49,364,084 shares outstanding (including 907,860 non-voting restricted shares and net of 16,061,877 treasury shares) at March 31, 2017 and 64,741,648 shares issued and 49,096,290 shares outstanding (including 993,962 non-voting restricted shares and net of 15,645,358 treasury shares) at December 31, 2016	494	491
Additional paid-in capital	48,667	55,148
Retained earnings	304,862	297,011
Accumulated other comprehensive loss	(43,060)	(43,403)
Total Knoll, Inc. stockholders' equity	310,963	309,247
Noncontrolling interests	214	222
Total equity	311,177	309,469
Total liabilities and equity	$856,579	$858,613

See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016
Sales	$256,820	$284,629
Cost of sales	161,146	176,865
Gross profit	95,674	107,764
Selling, general, and administrative expenses	72,640	75,915
Operating profit	23,034	31,849
Interest expense	1,671	1,554
Other expense, net	203	2,604
Income before income tax expense	21,160	27,691
Income tax expense	5,764	10,280
Net earnings	15,396	17,411
Net (loss) earnings attributable to noncontrolling interests	(8)	11
Net earnings attributable to Knoll, Inc. stockholders	$15,404	$17,400

Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$0.32	$0.36
Diluted	$0.31	$0.36

Dividends per share	$0.15	$0.15

Weighted-average number of common shares outstanding:
Basic	48,456,225	47,904,593
Diluted	49,382,892	48,594,395

Net earnings	$15,396	$17,411
Other comprehensive income (loss):
Pension and other postretirement liability adjustment, net of tax	(137)	138
Foreign currency translation adjustment	480	4,049
Total other comprehensive income (loss), net of tax	343	4,187
Total comprehensive income	15,739	21,598
Comprehensive (loss) income attributable to noncontrolling interests	(8)	11
Comprehensive income attributable to Knoll, Inc. stockholders	$15,747	$21,587

See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$15,396	$17,411
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation	5,089	4,560
Amortization expense (including deferred financing fees)	989	989
Inventory obsolescence	744	647
Loss on disposal of property, plant and equipment	25	7
Unrealized foreign currency (gains) losses	(12)	1,262
Stock-based compensation	3,344	2,138
Bad debt and customer credits	(509)	91
Changes in assets and liabilities:
Customer receivables	1,876	8,570
Inventories	(4,765)	(7,348)
Prepaid and other current assets	1,456	7,749
Accounts payable	(5,105)	1,299
Current and deferred income taxes	2,447	578
Other current liabilities	(13,895)	(16,393)
Other noncurrent assets and liabilities	(3,255)	(304)
Cash provided by operating activities	3,825	21,256
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net	(10,650)	(7,017)
Cash used in investing activities	(10,650)	(7,017)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from credit facility	130,000	99,500
Repayment of credit facility	(106,000)	(99,500)
Payment of dividends	(8,427)	(7,196)
Proceeds from the issuance of common stock	526	399
Purchase of common stock for treasury	(10,348)	(1,902)
Contingent purchase price payment	(6,000)	(5,000)
Cash used in financing activities	(249)	(13,699)
Effect of exchange rate changes on cash and cash equivalents	255	616
Net (decrease) increase in cash and cash equivalents	(6,819)	1,156
Cash and cash equivalents at beginning of period	9,854	4,192
Cash and cash equivalents at end of period	$3,035	$5,348

See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Knoll, Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  The consolidated balance sheet of the Company, as of December 31, 2016, was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company’s operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and any partially owned subsidiaries that the Company has the ability to control. All significant intercompany balances and transactions have been eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2016.
New Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This ASU supersedes the revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU sets forth a five-step model for determining when and how revenue is recognized. Under the model, an entity will be required to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2016. The FASB subsequently deferred the effective date of this standard to December 15, 2017 with early adoption permitted as of December 15, 2016. The Company will adopt the new standard in the annual period beginning January 1, 2018. The standard permits the use of either the full retrospective or modified retrospective (cumulative effect) transition method. Transition practical expedients are available for both methods. The Company plans to apply the modified retrospective transition method. The Company assembled an implementation work team to assess and document the accounting conclusions for the adoption of ASU 2014-09 and will continue to evaluate and assess the impact on the Company's consolidated financial statements. At this time, the Company does not believe the impact to the financial statements as a result of the adoption of this ASU will be material.
In July 2015, the FASB issued ASU 2015-11 - Inventory (Topic 330), which amends existing guidance for measuring inventories. This amendment will require the Company to measure inventories recorded using the first-in, first-out method at the lower of cost and net realizable value. This amendment does not change the methodology for measuring inventories recorded using the last-in, first-out method. This amendment is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company adopted this standard during the three months ended March 31, 2017, and the impact on its consolidated financial statements was not material.
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
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the accounting for goodwill impairment by removing the second step of the goodwill impairment test that requires a hypothetical purchase price allocation. Under the new guidance, goodwill impairment will be measured and recognized as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill allocated to the reporting unit. The revised guidance does not affect the reporting entity’s ability to first assess qualitative factors by reporting unit to determine whether it is necessary to perform the quantitative goodwill impairment test. The guidance is effective for goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017.

KNOLL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715). The new standard improves the presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new standard will require all components of the Company's net periodic benefit cost (income), with the exception of service cost, currently reported within selling, general and administrative expenses, to be reclassified and reported within other expense. The adoption of this new standard will have no impact on pre-tax income or net income reported.
NOTE 2. INVENTORIES
Information regarding the Company's inventories is as follows (in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$59,810	$60,217
Work-in-process	7,327	7,186
Finished goods	79,063	74,669
	$146,200	$142,072
Inventory reserves for obsolescence and other estimated losses were $10.1 million and $9.5 million at March 31, 2017 and December 31, 2016, respectively, and have been included in the amounts above.
NOTE 3. PENSION AND OTHER POST-EMPLOYMENT BENEFITS
The following table sets forth the components of the net periodic benefit income for the Company's pension and other post-employment benefit plans (in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2017	2016
Service cost	$175	$468	$—	$—
Interest cost	2,390	2,416	43	49
Expected return on plan assets	(4,615)	(3,612)	—	—
Amortization of prior service credit	—	—	(371)	(280)
Recognized actuarial loss (gain)	154	123	1	(62)
Net periodic benefit (income) cost	$(1,896)	$(605)	$(327)	$(293)
For the three months ended March 31, 2017, $0.9 million of pension income was recognized in cost of sales and $0.9 million was recognized in selling, general, and administrative expenses. For the three months ended March 31, 2016, $0.3 million of pension income was incurred in cost of sales and $0.3 million was incurred in selling, general, and administrative expenses.
NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS
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

	Fair Value as of March 31, 2017				Fair Value as of December 31, 2016
Liabilities:	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Contingent purchase price payment - Holly Hunt	$—	$—	$—	$—	$—	$—	$6,000	$6,000
Contingent purchase price payment - DatesWeiser	—	—	1,100	1,100	—	—	1,100	1,100
Total	$—	$—	$1,100	$1,100	$—	$—	$7,100	$7,100
Pursuant to the agreement governing the acquisition of HOLLY HUNT®, the Company may be required to make annual contingent purchase price payments. The payouts are based upon HOLLY HUNT® reaching an annual net sales target, for each year through 2016, and are paid out on or around February 20 of the following calendar year. The Company classifies this as a Level 3 measurement and is required to remeasure this liability at fair value on a recurring basis. The fair value of such contingent purchase price payments, totaling $16.0 million, was determined at the time of acquisition based upon net sales projections for HOLLY HUNT® for 2014, 2015, and 2016. The Company paid the remaining $6.0 million contingent purchase price in the three months ended March 31, 2017, as a result of HOLLY HUNT® achieving the 2016 net sales projections. Excluding the initial recognition of the liability for the contingent purchase price payments and payments made to reduce the liability, any changes in the fair value will be included within selling, general and administrative expenses.
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
There were no additional assets and/or liabilities recorded at fair value on a recurring basis as of March 31, 2017 or December 31, 2016.
NOTE 5. INDEBTEDNESS
The Company's long-term debt is summarized as follows (in thousands):

	March 31, 2017	December 31, 2016
Balance of revolving credit facility	$71,500	$45,000
Balance of term loan	172,500	175,000
Total long-term debt	244,000	220,000
Less: Current maturities of long-term debt	10,000	10,000
Less: Deferred financing fees, net	1,451	1,617
Long-term debt	$232,549	$208,383
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
Changes in the warranty reserve are as follows (in thousands):

Balance, December 31, 2016	$8,906
Provision for warranty claims	1,106
Warranty claims paid	(1,464)
Foreign currency translation adjustment	302
Balance, March 31, 2017	$8,850
Warranty expense for the three months ended March 31, 2017 and 2016 was $1.1 million and $1.6 million, respectively.
NOTE 7. EQUITY
The following table shows the change in equity attributable to Knoll, Inc. stockholders and noncontrolling interests during the three months ended March 31, 2017 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Knoll, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	$491	$55,148	$297,011	$(43,403)	$309,247	$222	$309,469
Net earnings	—	—	15,404	—	15,404	(8)	15,396
Other comprehensive income	—	—	—	343	343	—	343
Shares issued for consideration:
Exercise of stock options (22,500 shares)	—	472	—	—	472	—	472
Shares issued under stock incentive plan (668,899)	7	(3)	—	—	4	—	4
Shares issued to Board of Directors in lieu of cash (1,942 shares)	—	50	—	—	50	—	50
Stock-based compensation	—	3,344	—	—	3,344	—	3,344
Cash dividend ($0.15 per share)	—	—	(7,553)	—	(7,553)	—	(7,553)
Purchase of common stock (410,616 shares)	(4)	(10,344)	—	—	(10,348)	—	(10,348)
Balance at March 31, 2017	$494	$48,667	$304,862	$(43,060)	$310,963	$214	$311,177
NOTE 8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2017 (in thousands):

	Foreign Currency Translation Adjustment	Pension and Other Post-Employment Liability Adjustment	Total
Balance, as of December 31, 2016	$(13,998)	$(29,405)	$(43,403)
Other comprehensive income before reclassifications	480	—	480
Amounts reclassified from accumulated other comprehensive income (loss)	—	(137)	(137)
Net current-period other comprehensive income	480	(137)	343
Balance, as of March 31, 2017	$(13,518)	$(29,542)	$(43,060)

KNOLL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following reclassifications were made from accumulated other comprehensive income (loss) to the condensed consolidated statements of operations and other comprehensive income (in thousands):

	Three Months Ended
	March 31, 2017	March 31, 2016
Amortization of pension and other post-employment liability adjustments
Prior service credits (1)	$(371)	$280
Actuarial losses (1)	155	(61)
Total before tax	(216)	219
Tax benefit (expense)	79	(81)
Net of tax	$(137)	$138
(1) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension costs. See Note 3 for additional information.
NOTE 9. COMMON STOCK AND EARNINGS PER SHARE
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

	Three Months Ended March 31,
	2017	2016
Numerator:
Net earnings attributable to Knoll, Inc. stockholders	$15,404	$17,400

Denominator:
Denominator for basic earnings per shares - weighted-average shares	48,456	47,905
Effect of dilutive securities:
Potentially dilutive shares resulting from stock plans	927	689
Denominator for diluted earnings per share - weighted-average shares	49,383	48,594
Antidilutive equity awards not included in weighted-average common shares—diluted	12	—

Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$0.32	$0.36
Diluted	$0.31	$0.36
NOTE 10. INCOME TAXES
The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provisions for the three months ended March 31, 2017 and 2016 were based on the estimated effective tax rates applicable for the full years ending December 31, 2017 and 2016 and includes items specifically related to the interim periods. The Company’s effective tax rate was 27.2% and 37.1% for the three months ended March 31, 2017 and 2016, respectively. The decrease in the Company's effective tax rate for the three months ended March 31, 2017 was due primarily to the adoption of ASU 2016-09 in the third quarter of 2016, which impacted the accounting treatment of excess tax benefits related to vesting of equity awards in the three months ended March 31, 2017. This resulted in the realization of tax benefits as a reduction to income tax expense in the quarter. In addition, the effective tax rate was affected by the geographic mix of pretax income and the varying effective tax rates in the countries and states in which the Company operates.

KNOLL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2017 and December 31, 2016, the Company had unrecognized tax benefits of approximately $0.9 million, respectively. These unrecognized tax benefit amounts would affect the effective tax rate if recognized. As of March 31, 2017, the Company is subject to U.S. Federal Income Tax examination for the tax years 2007 through 2016, and to non-U.S. income tax examination for the tax years 2010 to 2016. In addition, the Company is subject to state and local income tax examinations for the tax years 2007 through 2016.
NOTE 11. SEGMENT INFORMATION
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
In 2016, the Company revised its segment presentation to segregate Corporate costs. The Company believes this facilitates improved communication as it reports segment results and better aligns with how it views and operates the Company. Corporate costs include unallocated costs relating to shared services and general corporate activities such as legal expenses, acquisition expenses, certain finance, human resources, administrative and executive expenses and other expenses that are not directly attributable to an operating segment. Dedicated, direct selling, general and administrative expenses of the segments continue to be included within segment operating profit. Management regularly reviews the costs included in the Corporate function, and believes disclosing such information provides more visibility and transparency of how the chief operating decision maker reviews the results for the Company.

KNOLL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The tables below present the Company’s segment information with Corporate costs excluded from operating segment results. Prior year amounts have been recast to conform to the current presentation (in thousands):

	Three Months Ended March 31,
	2017	2016
SALES
Office	$149,832	$185,356
Studio	79,073	71,506
Coverings	27,915	27,767
Corporate	—	—
Knoll, Inc.	$256,820	$284,629
INTERSEGMENT SALES (1)
Office	$274	$581
Studio	1,098	1,305
Coverings	1,951	2,247
Corporate	—	—
Knoll, Inc.	$3,323	$4,133
OPERATING PROFIT
Office	$8,776	$19,833
Studio	11,639	10,483
Coverings	6,236	6,722
Corporate	(3,617)	(5,189)
Knoll, Inc.(2)	$23,034	$31,849
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
Forward-looking Statements
This quarterly report on Form 10-Q contains forward-looking statements, principally in the sections entitled “Business,” “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk.” Statements and financial discussion and analysis contained in this Form 10-Q that are not historical facts are forward-looking statements. These statements discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to us, based on our current beliefs as well as assumptions made by us and information currently available to us. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “possible,” “potential,” “predict,” “project,” or other similar words, phrases or expressions. This includes, without limitation, our statements and expectations regarding any current or future recovery in our industry and publicly announced plans for increased capital and investment spending to achieve our long-term revenue and profitability growth goals, and our expectations with respect to leverage. Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation: the risks described in Item 1A and Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016; changes in the financial stability of our clients or the overall economic environment, resulting in decreased corporate spending and service sector employment; changes in relationships with clients; the mix of products sold and of clients purchasing our products; the success of new technology initiatives; changes in business strategies and decisions; competition from our competitors; our ability to recruit and retain an experienced management team; changes in raw material prices and availability; restrictions on government spending resulting in fewer sales to the U.S. government, one of our largest customers; our debt restrictions on spending; our ability to protect our patents, copyrights and trademarks; our reliance on furniture dealers to produce sales; lawsuits arising from allegations of patents, copyrights and trademark infringements; violations of environmental laws and regulations; potential labor disruptions; adequacy of our insurance policies; the availability of future capital and the cost of borrowing; the overall strength and stability of our dealers, suppliers, and customers; access to necessary capital; our ability to successfully integrate acquired businesses; the success of our design and implementation of a new enterprise resource planning system; and currency rate fluctuations. The factors identified above are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement. Unpredictable or unknown factors could also have material adverse effects on us. All forward-looking statements included in this Form 10-Q are expressly qualified in their entirety by the foregoing cautionary statements. Except as required under the Federal securities laws and the rules and regulations of the SEC, we undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.
Overview
We design, manufacture, market and sell high-end commercial and residential furniture, accessories, textiles, fine leathers and designer felt for the workplace and home. We work with clients to create inspired modern interiors. Our design-driven businesses share a reputation for high-quality and sophistication offering a diversified product portfolio that endures throughout evolving trends. Our products are targeted at the middle to upper-end of the market where we reach customers primarily through a broad network of independent dealers and distribution partners, through our direct sales force, and through our showrooms, as well as our online presence.
Business Highlights
During the last decade we have diversified our sources of revenue among our varying operating segments. We continue to build Knoll with an eye toward what works for our customers and shareholders: a constellation of high-design, high-margin businesses that leverage our historic relationships with architects, designers and decorators.

Our efforts to diversify our sources of revenue among our operating segments has not detracted from our continued focus on growing and improving the operating performance of our Office segment. We are looking beyond the traditional office product categories of systems, task seating and storage, to furniture that supports activity areas and the in-between spaces where people meet. We believe that our success in traditional office products gives us an advantage throughout the workplace. Our new Rockwell Unscripted collection encompasses every product category ranging from seating and lounge to architectural walls and storage. It addresses the needs of organizations that seek alternatives to the traditional workspace, and is substantially additive to our current product portfolio. In addition to these initiatives, we aim to increase profitability through operational improvements and investments in our physical and technological infrastructure. Our investments in lean manufacturing, combined with continued modernization of our facilities, is allowing us to progressively deliver on this goal.
We believe that over time our diversification efforts and strategy will continue to result in a more profitable and less cyclical enterprise. The 2016 acquisitions of DatesWeiser and Vladimir Kagan further advance our strategy of building global capability as a singular go-to resource for high-design workplaces and homes. DatesWeiser plays an integral role in the creation of high performance workplaces as its sophisticated meeting and conference tables and credenzas set a standard for design, quality and technology integration. DatesWeiser products will be offered as a compliment of our ‘ancillary’ offerings. Vladimir Kagan's elegant and contemporary designs will be leveraged within our HOLLY HUNT distribution channels to maximize profitability and growth in the future years.
We are committed to building a more efficient and responsive customer centric service culture and technology infrastructure across our organization. Our capital expenditures are reflective of this commitment as we continued to invest in the business through technology infrastructure upgrades, continued investments in our manufacturing facilities focusing on lean initiatives and showroom footprint.
Results of Operations
Comparison of Consolidated Results for the Three Months Ended March 31, 2017 and 2016

	Three Months Ended March 31,		2017 vs. 2016
	2017	2016	$ Change	% Change
	(Dollars in thousands, except per share data)
Net Sales	$256,820	$284,629	$(27,809)	(9.8)%
Gross profit	95,674	107,764	(12,090)	(11.2)%
Operating profit	23,034	31,849	(8,815)	(27.7)%
Interest expense	1,671	1,554	117	7.5%
Other expense (income), net	203	2,604	(2,401)	(92.2)%
Income tax expense	5,764	10,280	(4,516)	(43.9)%
Net earnings	15,396	17,411	(2,015)	(11.6)%
Net earnings attributable to Knoll, Inc. stockholders	15,404	17,400	(1,996)	(11.5)%
Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$0.32	$0.36	$(0.04)	(11.1)%
Diluted	$0.31	$0.36	$(0.05)	(13.9)%
Statistical Data
Gross profit %	37.3%	37.9%
Operating profit %	9.0%	11.2%
Net Sales
Net sales for the three months ended March 31, 2017 were $256.8 million, a decrease of $27.8 million, or 9.8%, from sales of $284.6 million for the three months ended March 31, 2016. The decrease in sales was largely due to a $35.5 million decrease in our Office segment sales resulting from a decline in both the quantity and average size of larger project opportunities, in addition to a limited ship week at the end of March to facilitate the first phase of the implementation of a new enterprise resource planning (“ERP”) system. Our Studio segment sales increased 10.6% from the same period in the prior year. This increase was driven by Europe and KnollStudio as well as to a lesser extent incremental sales from DatesWeiser, a designer and manufacturer of contemporary wood conference and meeting room furniture, which was acquired in the fourth quarter of 2016.

Gross Profit
Gross profit for the three months ended March 31, 2017 was $95.7 million, a decrease of $12.0 million, or 11.2%, from gross profit of $107.8 million for the three months ended March 31, 2016. As a percentage of sales, gross profit decreased from 37.9% for the three months ended March 31, 2016 to 37.3% for the three months ended March 31, 2017. This decrease was driven mainly by the Office segment, where lower volume had an unfavorable impact on fixed-cost leverage, partially offset by increased sales in the high margin Studio and Coverings segments.
Operating Profit
Operating profit for the three months ended March 31, 2017 was $23.0 million, a decrease of $8.8 million, or 27.7%, from operating profit of $31.8 million for the three months ended March 31, 2016. The decrease in operating profit was driven primarily by the Office segment resulting from lower sales volume partially offset by reduced performance based incentive accruals and lower sales commissions. Operating profit as a percentage of sales decreased from 11.2% in the three months ended March 31, 2016 to 9.0% in the three months ended March 31, 2017.
Selling, general, and administrative expenses for the three months ended March 31, 2017 were $72.6 million, or 28.3% of sales, compared to $75.9 million, or 26.7% of sales, for the three months ended March 31, 2016. The decrease is due primarily to lower incentive accruals from decreased profitability, and lower sales commissions as a result of a reduction in volume in the Office segment partially offset by increased investments in training and costs related to the rollout of the Rockwell Unscripted product line.
Interest Expense
Interest expense for the three months ended March 31, 2017 was $1.7 million, an increase of $0.1 million from interest expense of $1.6 million for the three months ended March 31, 2016. During both the three months ended March 31, 2017 and 2016, our weighted average interest rate was approximately 2.2%.
Other Expense, net
Other expense for the three months ended March 31, 2017 was $0.2 million a decrease of $2.4 million from $2.6 million for the three months ended March 31, 2016. Other expense for the three months ended March 31, 2017 was primarily related to foreign exchange losses. Other expense for the three months ended March 31, 2016 was primarily related to foreign exchanges losses that resulted from the revaluation of intercompany balances between our Canadian and U.S. entities.
Income Tax Expense
Our effective tax rate was 27.2% for the three months ended March 31, 2017, compared to 37.1% for the three months ended March 31, 2016. The change in the tax rate was due primarily to the early adoption of ASU 2016-09 in the third quarter of 2016, which impacted the accounting treatment of the vesting of a large quantity of equity awards. This resulted in the realization of tax benefits recognized as a reduction of income tax expense. In addition, the tax rate was affected by the mix of pretax income and the varying effective tax rates in the countries and states in which we operate.

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
In 2016, we revised our segment presentation to segregate Corporate costs. We believe this facilitates improved communication as we report segment results and better aligns with how we view and operate the Company. Corporate costs represent the portion of unallocated expenses relating to shared services and general corporate functions including, but not limited to, legal expenses, acquisition expenses, certain finance, human resources, administrative and executive expenses and other expenses that are not directly attributable to an operating segment. Dedicated, direct selling, general and administrative expenses of the segments continue to be included within segment operating profit. We regularly review the costs included in the Corporate function, and believe disclosing such information provides more visibility and transparency of how our chief operating decision maker reviews the results for the Company.
The comparisons of segment results found below present our segment information with Corporate costs excluded from operating segment results. Prior year amounts have been recast to conform to the current presentation.
Comparison of Segment Results for the Three Months Ended March 31, 2017 and 2016

	Three Months Ended March 31,		2017 vs. 2016
	2017	2016	$ Change	% Change
	(Dollars in thousands)
SALES
Office	$149,832	$185,356	$(35,524)	(19.2)%
Studio	79,073	71,506	7,567	10.6%
Coverings	27,915	27,767	148	0.5%
Corporate	—	—	—	—%
Knoll, Inc.	$256,820	$284,629	$(27,809)	(9.8)%
OPERATING PROFIT
Office	$8,776	$19,833	$(11,057)	(55.8)%
Studio	11,639	10,483	1,156	11.0%
Coverings	6,236	6,722	(486)	(7.2)%
Corporate	(3,617)	(5,189)	1,572	(30.3)%
Knoll, Inc. (1)	$23,034	$31,849	$(8,815)	(27.7)%
_______________________________________________________________________________
(1) The Company does not allocate interest expense or other expense (income), net to the reportable segments.

Office
Net sales for the Office segment for the three months ended March 31, 2017 were $149.8 million, a decrease of $35.5 million, or 19.2%, when compared with the three months ended March 31, 2016. The decrease in the Office segment was a result of a decline in both the quantity and average size of larger project opportunities, in addition to a limited ship week at the end of March to facilitate the first phase of the implementation of a new ERP system. Operating profit for the Office segment in the three months ended March 31, 2017 was $8.8 million, a decrease of $11.1 million, or 55.8%, when compared with the three months ended March 31, 2016. The decrease in operating profit for the Office segment was due primarily to lower sales volume partially offset by reduced performance based incentive accruals and lower sales commissions.
Studio
Net sales for the Studio segment for the three months ended March 31, 2017 were $79.1 million, an increase of $7.6 million, or 10.6%, when compared with the three months ended March 31, 2016. This increase was driven by Europe and KnollStudio as well as to a lesser extent incremental sales from DatesWeiser, a designer and manufacturer of contemporary wood conference and meeting room furniture, which we acquired in the fourth quarter of 2016. Operating profit for the Studio segment in the three months ended March 31, 2017 was $11.6 million, an increase of $1.2 million, or 11.0%, when compared with the three months ended March 31, 2016. The increase in operating profit was driven by increased volume, net price realization, partially offset by foreign exchange.
Coverings
Net sales for the Coverings segment for the three months ended March 31, 2017 were $27.9 million, an increase of $0.1 million, or 0.5%, when compared with the three months ended March 31, 2016. Continued year-over-year growth in Spinneybeck | FilzFelt sales was offset by weakness at KnollTextiles and Edelman. Operating profit for the Coverings segment in the three months ended March 31, 2017 was $6.2 million, a decrease of $0.5 million, or 7.2%, when compared with the three months ended March 31, 2016.
Corporate
Corporate costs for the three months ended March 31, 2017 were $3.6 million, a decrease of $1.6 million, or 30.3%, when compared with the three months ended March 31, 2016. The decrease was driven primarily by reduced costs associated with employee benefits and incentive compensation, partially offset by an increase in stock based compensation expense.
Liquidity and Capital Resources
The following table highlights certain key cash flows and capital information pertinent to the discussion that follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cash provided by operating activities	$3,825	$21,256
Capital expenditures, net	(10,650)	(7,017)
Purchase of common stock for treasury	(10,348)	(1,902)
Proceeds from credit facilities	130,000	99,500
Repayment of credit facilities	(106,000)	(99,500)
Payment of dividends	(8,427)	(7,196)
Contingent purchase price payment	(6,000)	(5,000)
Cash used in financing activities	(249)	(13,699)
We have historically funded our business through cash generated from operations, supplemented by debt borrowings. Available cash is primarily used for our working capital needs, ongoing operations, capital expenditures, the payment of quarterly dividends, and the repurchase of shares. Our investment in capital expenditures is related primarily to improving our operating efficiency, innovation and modernization, showroom refreshes and technology infrastructure. During the first quarter of 2017, we made quarterly dividend payments of $0.15 per share, returning $7.3 million of cash to our shareholders. In addition to our quarterly dividend payments, we also paid accrued dividends on vested shares of $1.1 million.

Cash provided by operating activities was $3.8 million for the three months ended March 31, 2017 compared to cash provided by operating activities of $21.3 million for the three months ended March 31, 2016. For the three months ended March 31, 2017, cash provided by operating activities consisted primarily of $25.1 million from net income and various non-cash charges, including $6.1 million of depreciation and amortization and $3.3 million of stock based compensation, partially offset by $21.2 million of unfavorable changes in assets and liabilities driven primarily by incentive compensation payments, increased inventory and a reduction of benefits liabilities. For the three months ended March 31, 2016, cash provided by operating activities consisted of $27.1 million from net income and various non-cash charges, including $5.5 million of depreciation and amortization and $2.1 million of stock based compensation, partially offset by $5.8 million of unfavorable changes in assets and liabilities.
During the three months ended March 31, 2017 and 2016, we used $10.7 million and $7.0 million of cash for capital expenditures, respectively. The capital expenditures are reflective of our continued commitment to enhance and modernize our sales, manufacturing and information technology infrastructure.
During the three months ended March 31, 2017, we used cash of $10.3 million for the purchase of common stock to satisfy employee tax withholding requirements related to the vesting of restricted shares, and $6.0 million of a contingent purchase price payment related to an earn-out for the HOLLY HUNT acquisition in 2014. The Company also used $8.4 million of cash to pay dividends, of which $1.1 million was for accrued dividends on vested shares in addition to quarterly dividend payments of $0.15 per share, returning $7.3 million of cash to our shareholders. For the three months ended March 31, 2016, we used $7.2 million of cash to fund dividend payments to shareholders, $5.0 million for the HOLLY HUNT contingent purchase price payment, and $1.9 million for share repurchases.
We use our credit facility in the ordinary course of business to fund our working capital needs and, at times, make significant borrowings and repayments under the facility depending on our cash needs and availability at such time. Borrowings under the credit facility may be repaid at any time, but no later than May 2019. See Note 12 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 for further information regarding this facility. The combination of increased debt levels and a reduction of EBITDA caused leverage to increase from 1.37 at December 31, 2016 to 1.53 at March 31, 2017. The calculation of our leverage ratio under our credit facility includes the use of adjusted EBITDA, a non-GAAP financial measure. For details on the leverage ratio calculations, see “Reconciliation of Non-GAAP Financial Measures” below.
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

	3/31/2016	6/30/2016	9/30/2016	12/31/2016	3/31/2017
	($ in millions)
Debt Levels (1)	$233.7	$221.7	$206.7	$231.8	$249.8
LTM Net Earnings	65.8	69.3	74.1	82.1	80.1
LTM Adjustments
Interest	6.2	6.2	5	4.7	4.9
Taxes	37.8	39.3	39.6	45.4	40.9
Depreciation and Amortization	21.3	21.3	22.5	23	23.5
Non-cash items and Other (2)	21.9	22.4	23.8	13.4	13.3
LTM Adjusted EBITDA	$153.0	$158.5	$165.0	$168.6	$162.7
Bank Leverage Calculation (3)	1.53	1.40	1.25	1.37	1.53

(1) Outstanding debt levels include outstanding letters of credit and guarantee obligations. Excess cash over $15.0 million reduces outstanding debt per the terms of our credit facility, a copy of which was filed with the Securities and Exchange Commission on May 21, 2014.

(2) Non-cash items and Other includes, but is not limited to, an intangible asset impairment charge, stock-based compensation expenses, unrealized gains and losses on foreign exchange, and restructuring charges.

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

Critical Accounting Policies
The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the reported amounts and disclosures in the condensed consolidated financial statements.  Actual results may differ from such estimates. On an ongoing basis, we review our accounting policies and procedures.  A more detailed review of our critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We provided a discussion of our market risk in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no substantive changes in our market risk described in our Annual Report on Form 10-K except for the items noted below. During the normal course of business, we are routinely subjected to market risk associated with interest rate movements and foreign currency exchange rate movements. Interest rate risk arises from our debt obligations and foreign currency exchange rate risk arises from our non-U.S. operations and purchases of inventory from foreign suppliers.
We also have risk in our exposure to certain materials and transportation costs. Steel, leather, wood products and plastics are all used in our products. For the three months ended March 31, 2017, we estimated that materials inflation was approximately $0.9 million and transportation deflation was less than $0.1 million. During the three months ended March 31, 2016, we estimated that materials deflation was approximately $0.6 million and transportation inflation was less than $0.1 million, respectively. We continue to work to offset price increases in raw materials and transportation through our global sourcing initiatives, cost improvements and price increases to our products.
Interest Rate Risk
We have variable rate debt obligations that are denominated in U.S. dollars. A change in interest rates will impact the interest costs incurred and cash paid on the variable rate debt. During both the three months ended March 31, 2017 and 2016, our weighted average interest rates were approximately 2.2%.
Foreign Currency Exchange Rate Risk
We manufacture our products in the United States, Canada and Italy, and sell our products primarily in those markets as well as in other countries. Our foreign sales and certain expenses are transacted in foreign currencies. Our production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. Additionally, as our reporting currency is the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the Canadian dollar and the Euro. Approximately 13.3% and 10.8% of our revenues in the three months ended March 31, 2017 and 2016, respectively, and 28.0% and 26.8% of our cost of goods sold in the three months ended March 31, 2017 and 2016, respectively, were denominated in currencies other than the U.S. dollar. Foreign currency exchange rate fluctuations resulted in $0.2 million and $2.6 million of translation losses for the three months ended March 31, 2017 and 2016, respectively.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures.    We, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report (March 31, 2017) ("Disclosure Controls"). Based upon the Disclosure Controls evaluation, our principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting.  There have been no changes in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

KNOLL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For the three months ended March 31, 2017, there have been no new material legal proceedings or material changes in the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
ITEM 1A. RISK FACTORS
For the three months ended March 31, 2017, there have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS
Repurchases of Equity Securities
The following is a summary of share repurchase activity during the three months ended March 31, 2017.
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

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
January 1, 2017 - January 31, 2017	14,641		$27.83	14,641	(3)	$32,352,413
February 1, 2017 - February 28, 2017	395,975	(2)	$24.56	—		$32,352,413
March 1, 2017 - March 31, 2017	—		$—	—		$32,352,413
Total	410,616			14,641
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
(2) In February 2017, 359,937 shares of outstanding restricted stock and 389,161 restricted stock units vested. Concurrently with the vesting, 395,975 shares were forfeited by the holders of the shares to cover applicable taxes paid on the holders' behalf by the Company.
(3) These shares were purchased under the Options Proceeds Program.

ITEM 6.  EXHIBITS

Exhibit Number	Description

10.1	Form of Restricted Share Agreement under the 2013 Stock Incentive Plan.
10.2	Form of Performance-Based Stock Unit Agreement under the 2013 Stock Incentive Plan.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three months ended March 31, 2017 and 2016, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

* The Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOLL, INC.
(Registrant)

Date:	May 10, 2017
	By:	/s/ Andrew B. Cogan
Andrew B. Cogan
Chief Executive Officer

Date:	May 10, 2017
	By:	/s/ Craig B. Spray
Craig B. Spray
Chief Financial Officer
(Chief Accounting Officer)