Form 10-Q
period 2017-06-30
KNOLL INC
filed 2017-08-09
CIK 1011570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

As of August 7, 2017, there were 49,321,826 shares (including 853,360 non-voting restricted shares) of the Registrant’s common stock, par value $0.01 per share, outstanding.

KNOLL, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
KNOLL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$5,924	$9,854
Customer receivables, net of allowance for doubtful accounts of $6,108 and $8,059, respectively	77,762	84,425
Inventories, net	150,076	142,072
Prepaid expenses	28,801	27,461
Other current assets	13,957	12,996
Total current assets	276,520	276,808
Property, plant, and equipment, net	204,693	197,084
Goodwill	141,759	141,391
Intangible assets, net	240,226	241,870
Other non-trade receivables	27	26
Other noncurrent assets	1,423	1,434
Total assets	$864,648	$858,613
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$10,000	$10,000
Accounts payable	99,885	97,518
Income taxes payable	32	81
Other current liabilities	94,955	114,774
Total current liabilities	204,872	222,373
Long-term debt	223,716	208,383
Deferred income taxes	80,123	76,854
Post-employment benefits other than pensions	4,976	5,124
Pension liability	13,332	17,428
Other noncurrent liabilities	17,303	18,982
Total liabilities	544,322	549,144
Commitments and contingent liabilities
Equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 65,434,707 shares issued and 49,321,826 shares outstanding (including 853,360 non-voting restricted shares and net of 16,112,881 treasury shares) at June 30, 2017 and 64,741,648 shares issued and 49,096,290 shares outstanding (including 993,962 non-voting restricted shares and net of 15,645,358 treasury shares) at December 31, 2016	493	491
Additional paid-in capital	50,170	55,148
Retained earnings	310,305	297,011
Accumulated other comprehensive loss	(40,878)	(43,403)
Total Knoll, Inc. stockholders' equity	320,090	309,247
Noncontrolling interests	236	222
Total equity	320,326	309,469
Total liabilities and equity	$864,648	$858,613

See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Sales	$268,694	$294,700	$525,514	$579,329
Cost of sales	168,736	180,636	329,882	357,501
Gross profit	99,958	114,064	195,632	221,828
Selling, general, and administrative expenses	75,578	80,590	148,218	156,505
Restructuring charges	2,150	—	2,150	—
Operating profit	22,230	33,474	45,264	65,323
Interest expense	1,859	1,307	3,530	2,861
Other expense, net	229	185	436	2,789
Income before income tax expense	20,142	31,982	41,298	59,673
Income tax expense	7,182	10,341	12,946	20,621
Net earnings	12,960	21,641	28,352	39,052
Net earnings attributable to noncontrolling interests	22	6	14	17
Net earnings attributable to Knoll, Inc. stockholders	$12,938	$21,635	$28,338	$39,035

Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$0.27	$0.45	$0.59	$0.81
Diluted	$0.26	$0.44	$0.57	$0.80

Dividends per share	$0.15	$0.15	$0.30	$0.30

Weighted-average number of common shares outstanding:
Basic	48,464,605	48,018,733	48,375,241	47,961,661
Diluted	49,376,506	48,832,874	49,294,525	48,713,633

Net earnings	$12,960	$21,641	$28,352	$39,052
Other comprehensive income (loss):
Pension and other post-employment liability adjustment, net of tax	(138)	(136)	(275)	(272)
Foreign currency translation adjustment	2,320	1,566	2,800	5,616
Total other comprehensive income (loss), net of tax	2,182	1,430	2,525	5,344
Total comprehensive income	15,142	23,071	30,877	44,396
Comprehensive income attributable to noncontrolling interests	22	6	14	17
Comprehensive income attributable to Knoll, Inc. stockholders	$15,120	$23,065	$30,863	$44,379

See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$28,352	$39,052
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation	10,668	9,248
Amortization expense (including deferred financing fees)	1,977	1,977
Inventory obsolescence	1,203	1,423
Loss on disposal of property, plant and equipment	29	1
Unrealized foreign currency (gains) losses	(122)	1,605
Stock-based compensation	5,043	4,592
Bad debt and customer credits	(1,650)	1,282
Changes in assets and liabilities:
Customer receivables	8,420	16,216
Inventories	(8,811)	(6,410)
Prepaid and other current assets	(1,807)	(2,675)
Accounts payable	6,015	(10,109)
Current and deferred income taxes	2,567	710
Other current liabilities	(13,729)	(9,787)
Other noncurrent assets and liabilities	(5,917)	(786)
Cash provided by operating activities	32,238	46,339
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net	(20,756)	(15,057)
Cash used in investing activities	(20,756)	(15,057)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from credit facility	214,000	173,500
Repayment of credit facility	(199,000)	(185,500)
Payment of dividends	(15,729)	(14,727)
Proceeds from the issuance of common stock	551	2,120
Purchase of common stock for treasury	(10,570)	(3,903)
Contingent purchase price payment	(6,000)	(5,000)
Cash used in financing activities	(16,748)	(33,510)
Effect of exchange rate changes on cash and cash equivalents	1,336	1,584
Net decrease in cash and cash equivalents	(3,930)	(644)
Cash and cash equivalents at beginning of period	9,854	4,192
Cash and cash equivalents at end of period	$5,924	$3,548

See accompanying notes to the condensed consolidated financial statements.

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
New Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This ASU supersedes the revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU sets forth a five-step model for determining when and how revenue is recognized. Under the model, an entity will be required to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2016. The FASB subsequently deferred the effective date of this standard to December 15, 2017 with early adoption permitted as of December 15, 2016. The Company will adopt the new standard in the annual period beginning January 1, 2018. The standard permits the use of either the full retrospective or modified retrospective (cumulative effect) transition method. Transition practical expedients are available for both methods. The Company plans to apply the modified retrospective transition method. The Company assembled an implementation work team to assess and document the accounting conclusions for the adoption of ASU 2014-09. Based on this analysis, the Company does not believe the adoption of the ASU will have a material impact to the financial statements. The Company continues to assess the potential impact on accounting policies, internal control processes and related disclosures required under the new guidance.
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
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718). The new standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Under the new guidance, an entity should account for the effects of a modification unless all of the following are met, (i) the fair value of the modified award is the same as the fair value of the original award, (ii) the vesting conditions of the modified award are the same as the original awards immediately before modification, and (iii) the classification of the modified award as an equity instrument or liability instrument is the same as the classification immediately prior to modification. The guidance is effective for annual periods and interim periods within those beginning after December 15, 2017. Early adoption is permitted for annual and interim periods with a prospective application to an award modified on or after the adoption date. At this time, the Company believes there will be an immaterial impact to the financial statements as a result of adopting this ASU.
NOTE 2. INVENTORIES
Information regarding the Company's inventories is as follows (in thousands):

	June 30, 2017	December 31, 2016
Raw materials	$59,247	$60,217
Work-in-process	7,830	7,186
Finished goods	82,999	74,669
	$150,076	$142,072
Inventory reserves for obsolescence and other estimated losses were $10.6 million and $9.5 million at June 30, 2017 and December 31, 2016, respectively, and have been included in the amounts above.

NOTE 3. PENSION AND OTHER POST-EMPLOYMENT BENEFITS
The following tables set forth the components of the net periodic benefit income for the Company's pension and other post-employment benefit plans (in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
Service cost	$175	$468	$—	$—
Interest cost	2,390	2,416	43	49
Expected return on plan assets	(4,615)	(3,612)	—	—
Amortization of prior service credit	—	—	(371)	(280)
Recognized actuarial loss (gain)	154	123	1	(62)
Net periodic benefit (income) cost	$(1,896)	$(605)	$(327)	$(293)

	Pension Benefits		Other Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Service cost	$350	$936	$—	$—
Interest cost	4,780	4,832	86	98
Expected return on plan assets	(9,230)	(7,224)	—	—
Amortization of prior service credit	—	—	(742)	(560)
Recognized actuarial loss (gain)	308	246	2	(124)
Net periodic benefit (income) cost	$(3,792)	$(1,210)	$(654)	$(586)
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

	Fair Value as of June 30, 2017				Fair Value as of December 31, 2016
Liabilities:	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Contingent purchase price payment - HOLLY HUNT®	$—	$—	$—	$—	$—	$—	$6,000	$6,000
Contingent purchase price payment - DatesWeiser	—	—	1,100	1,100	—	—	1,100	1,100
Total	$—	$—	$1,100	$1,100	$—	$—	$7,100	$7,100

Pursuant to the agreement governing the acquisition of HOLLY HUNT®, the Company was required to make annual contingent purchase price payments. The payouts were based upon HOLLY HUNT® reaching an annual net sales target, for each year through 2016, and were paid out on or around February 20 of the following calendar year. The Company classifies this as a Level 3 measurement and is required to remeasure this liability at fair value on a recurring basis. The fair value of such contingent purchase price payments, totaling $16.0 million, was determined at the time of acquisition based upon net sales projections for HOLLY HUNT® for 2014, 2015, and 2016. The Company paid the remaining $6.0 million contingent purchase price in the three months ended March 31, 2017, as a result of HOLLY HUNT® achieving the 2016 net sales projections.
Pursuant to the agreement governing the acquisition of DatesWeiser, the Company may be required to make annual contingent purchase price payments. The payouts are based upon DatesWeiser reaching an annual net sales target, for each year through 2020. The Company classifies this as a Level 3 measurement and is required to remeasure this liability at fair value on a recurring basis. The fair value of such contingent purchase price payments, totaling $1.1 million, was determined at the time of acquisition based upon net sales projections for DatesWeiser for 2017, 2018, 2019 and 2020. Excluding the initial recognition of the liability for the contingent purchase price payments and payments made to reduce the liability, any changes in the fair value will be included within selling, general and administrative expenses.
There were no additional assets and/or liabilities recorded at fair value on a recurring basis as of June 30, 2017 or December 31, 2016.
NOTE 5. OTHER CURRENT LIABILITIES
Information regarding the Company's other current liabilities is as follows (in thousands):

	June 30, 2017	December 31, 2016
Accrued employee compensation	$29,070	$46,508
Customer deposits	34,640	31,216
Warranty	8,944	8,906
Contingent payout	1,100	7,100
Other	21,201	21,044
Other current liabilities	$94,955	$114,774

NOTE 6. INDEBTEDNESS
The Company's long-term debt is summarized as follows (in thousands):

	June 30, 2017	December 31, 2016
Balance of revolving credit facility	$65,000	$45,000
Balance of term loan	170,000	175,000
Total long-term debt	235,000	220,000
Less: Current maturities of long-term debt	10,000	10,000
Less: Deferred financing fees, net	1,284	1,617
Long-term debt	$223,716	$208,383
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
Changes in the warranty reserve are as follows (in thousands):

Balance, December 31, 2016	$8,906
Provision for warranty claims	2,832
Warranty claims paid	(3,044)
Foreign currency translation adjustment	250
Balance, June 30, 2017	$8,944
Warranty expense for the three and six months ended June 30, 2017 was $1.7 million and $2.8 million, respectively. Warranty expense for the three and six months ended June 30, 2016 was $1.8 million and $3.4 million, respectively.
NOTE 8. EQUITY
The following table shows the change in equity attributable to Knoll, Inc. stockholders and noncontrolling interests during the six months ended June 30, 2017 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Knoll, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	$491	$55,148	$297,011	$(43,403)	$309,247	$222	$309,469
Net earnings	—	—	28,338	—	28,338	14	28,352
Other comprehensive income	—	—	—	2,525	2,525	—	2,525
Shares issued for consideration:
Exercise of stock options (22,500 shares)	—	472	—	—	472	—	472
Shares issued under stock incentive plan (676,850)	7	(3)	—	—	4	—	4
Shares issued to Board of Directors in lieu of cash (3,188 shares)	—	75	—	—	75	—	75
Stock-based compensation, net of forfeitures	(1)	5,044	—	—	5,043	—	5,043
Cash dividend ($0.30 per share)	—	—	(15,044)	—	(15,044)	—	(15,044)
Purchase of common stock (420,072 shares)	(4)	(10,566)	—	—	(10,570)	—	(10,570)
Balance at June 30, 2017	$493	$50,170	$310,305	$(40,878)	$320,090	$236	$320,326

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2017 (in thousands):

	Foreign Currency Translation Adjustment	Pension and Other Post-Employment Liability Adjustment	Total
Balance, as of December 31, 2016	$(13,998)	$(29,405)	$(43,403)
Other comprehensive income before reclassifications	2,800	—	2,800
Amounts reclassified from accumulated other comprehensive income (loss)	—	(275)	(275)
Net current-period other comprehensive income	2,800	(275)	2,525
Balance, as of June 30, 2017	$(11,198)	$(29,680)	$(40,878)
The following reclassifications were made from accumulated other comprehensive income (loss) to the condensed consolidated statements of operations and other comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Amortization of pension and other post-employment liability adjustments
Prior service credits (1)	$(371)	$(280)	$(742)	$(560)
Actuarial losses (1)	155	61	310	122
Total before tax	(216)	(219)	(432)	(438)
Tax benefit	78	83	157	166
Net of tax	$(138)	$(136)	$(275)	$(272)
(1) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension costs. See Note 3 for additional information.

NOTE 10. EARNINGS PER SHARE
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net earnings attributable to Knoll, Inc. stockholders	$12,938	$21,635	$28,338	$39,035

Denominator:
Denominator for basic earnings per shares - weighted-average shares	48,465	48,019	48,375	47,962
Effect of dilutive securities:
Potentially dilutive shares resulting from stock plans	912	814	920	752
Denominator for diluted earnings per share - weighted-average shares	49,377	48,833	49,295	48,714
Antidilutive equity awards not included in weighted-average common shares—diluted	—	—	12	—

Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$0.27	$0.45	$0.59	$0.81
Diluted	$0.26	$0.44	$0.57	$0.80
NOTE 11. INCOME TAXES
The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provisions for the three months ended June 30, 2017 and 2016 were based on the estimated effective tax rates applicable for the full years ending December 31, 2017 and 2016 and includes items specifically related to the interim periods. The Company’s effective tax rate was 31.3% and 34.6% for the six months ended June 30, 2017 and 2016, respectively. The decrease in the Company's effective tax rate for the six months ended June 30, 2017 was due primarily to the adoption of ASU 2016-09 in the third quarter of 2016, which impacted the accounting treatment of excess tax benefits related to vesting of equity awards in the six months ended June 30, 2017. This resulted in the realization of tax benefits as a reduction to income tax expense in the quarter. In addition, the effective tax rate was affected by the geographic mix of pretax income and the varying effective tax rates in the countries and states in which the Company operates.
As of June 30, 2017 and December 31, 2016, the Company had unrecognized tax benefits of approximately $0.9 million, respectively. These unrecognized tax benefit amounts would affect the effective tax rate if recognized. As of June 30, 2017, the Company is subject to U.S. Federal Income Tax examination for the tax years 2007 through 2016, and to non-U.S. income tax examination for the tax years 2010 to 2016. In addition, the Company is subject to state and local income tax examinations for the tax years 2007 through 2016.

NOTE 12. SEGMENT INFORMATION
The Company manages its business through its reporting segments: Office, Studio, and Coverings. All unallocated expenses are included within Corporate.
The Office segment includes a complete range of workplace products that address diverse workplace planning paradigms. These products include: systems furniture, seating, storage, tables, desks and KnollExtra® accessories as well as the international sales of North American Office products.
The Studio segment includes KnollStudio®, HOLLY HUNT®, Knoll Europe and DatesWeiser. KnollStudio® products, include iconic seating, lounge furniture, side, cafe and dining chairs as well as conference, training and dining and occasional tables. HOLLY HUNT® is known for high quality residential furniture, lighting, rugs, textiles and leathers. In 2016, HOLLY HUNT® acquired Vladimir Kagan Design Group, a renowned collection of modern luxury furnishings. Knoll Europe, which markets and sells both KnollStudio® and Knoll Office products, manufactures and sells products to customers primarily in Europe. DatesWeiser, known for its sophisticated meeting and conference tables and credenzas, sets a standard for design, quality and technology integration.
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
The tables below present the Company’s segment information with Corporate costs excluded from operating segment results. Prior year amounts have been recast to conform to the current presentation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
SALES
Office	$153,042	$179,270	$302,874	$364,626
Studio	88,039	88,650	167,112	160,156
Coverings	27,613	26,780	55,528	54,547
Knoll, Inc.	$268,694	$294,700	$525,514	$579,329
INTERSEGMENT SALES (1)
Office	$450	$488	$724	$1,069
Studio	1,493	1,753	2,591	3,058
Coverings	649	2,008	2,600	4,255
Knoll, Inc.	$2,592	$4,249	$5,915	$8,382
OPERATING PROFIT
Office (2)	$4,395	$15,794	$13,171	$35,627
Studio	14,919	15,627	26,558	26,110
Coverings	6,194	6,458	12,430	13,180
Corporate	(3,278)	(4,405)	(6,895)	(9,594)
Knoll, Inc.(3)	$22,230	$33,474	$45,264	$65,323
_______________________________________________________________________________
(1) Intersegment sales are presented on a cost-plus basis which takes into consideration the effect of transfer prices between legal entities.
(2) Office Operating Profit includes $2.2 million of restructuring charges for the three and six months ended June 30, 2017. The restructuring charges related to headcount rationalization and modernization of equipment. The Company does not expect to incur additional restructuring charges related to these activities.
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
Forward-looking Statements
This quarterly report on Form 10-Q contains forward-looking statements, principally in the sections entitled “Business,” “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk.” Statements and financial discussion and analysis contained in this Form 10-Q that are not historical facts are forward-looking statements. These statements discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to us, based on our current beliefs as well as assumptions made by us and information currently available to us. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “possible,” “potential,” “predict,” “project,” or other similar words, phrases or expressions. This includes, without limitation, our statements and expectations regarding any current or future recovery in our industry and our expectations with respect to leverage. Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation: the risks described in Item 1A and Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016; changes in the financial stability of our clients or the overall economic environment, resulting in decreased corporate spending and service sector employment; changes in relationships with clients; the mix of products sold and of clients purchasing our products; the success of new technology initiatives; changes in business strategies and decisions; competition from our competitors; our ability to recruit and retain an experienced management team; changes in raw material prices and availability; restrictions on government spending resulting in fewer sales to the U.S. government, one of our largest customers; our debt restrictions on spending; our ability to protect our patents, copyrights and trademarks; our reliance on furniture dealers to produce sales; lawsuits arising from allegations of patents, copyrights and trademark infringements; violations of environmental laws and regulations; potential labor disruptions; adequacy of our insurance policies; the availability of future capital and the cost of borrowing; the overall strength and stability of our dealers, suppliers, and customers; access to necessary capital; our ability to successfully integrate acquired businesses; the success of our design and implementation of a new enterprise resource planning system; and currency rate fluctuations. The factors identified above are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement. Unpredictable or unknown factors could also have material adverse effects on us. All forward-looking statements included in this Form 10-Q are expressly qualified in their entirety by the foregoing cautionary statements. Except as required under the Federal securities laws and the rules and regulations of the SEC, we undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.
Overview
We design, manufacture, market and sell high-end commercial and residential furniture, accessories, textiles, fine leathers and designer felt for the workplace and home. We work with clients to create inspired modern interiors. Our design-driven businesses share a reputation for high-quality and sophistication offering a diversified product portfolio that endures throughout evolving trends. Our products are targeted at the middle to upper-end of the market where we reach customers primarily through a broad network of independent dealers and distribution partners, our direct sales force, our showrooms and our online presence.
Business Highlights
During the last decade, we have diversified our sources of revenue among our varying operating segments. We continue to build Knoll with an eye toward what works for our customers and shareholders: a constellation of high-design, high-margin businesses that leverage our historic relationships with architects, designers and decorators.
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

We believe that over time our diversification efforts and strategy will continue to result in a more profitable and less cyclical enterprise. The 2016 acquisitions of DatesWeiser and Vladimir Kagan further advance our strategy of building global capability as a singular go-to resource for high-design workplaces and homes. DatesWeiser plays an integral role in the creation of high performance workplaces as its sophisticated meeting and conference tables and credenzas set a standard for design, quality and technology integration. DatesWeiser products are offered as a compliment of our ‘ancillary’ offerings. Vladimir Kagan's elegant and contemporary designs are leveraged within our HOLLY HUNT® distribution channels to maximize profitability and growth in future years.
We are committed to building a more efficient and responsive customer centric service culture and technology infrastructure across our organization. Our capital expenditures are reflective of this commitment as we continued to invest in the business through technology infrastructure upgrades, continued investments in our manufacturing facilities focusing on lean initiatives and in our showroom footprint.
Results of Operations
Comparison of Consolidated Results for the Three Months Ended June 30, 2017 and 2016

	Three Months Ended June 30,		2017 vs. 2016
	2017	2016	$ Change	% Change
	(Dollars in thousands, except per share data)
Net Sales	$268,694	$294,700	$(26,006)	(8.8)%
Gross profit	99,958	114,064	(14,106)	(12.4)%
Selling, general, and administrative expenses	75,578	80,590	(5,012)	(6.2)%
Restructuring charges	2,150	—	2,150	100.0%
Operating profit	22,230	33,474	(11,244)	(33.6)%
Interest expense	1,859	1,307	552	42.2%
Other expense, net	229	185	44	23.8%
Income tax expense	7,182	10,341	(3,159)	(30.5)%
Net earnings	12,960	21,641	(8,681)	(40.1)%
Net earnings attributable to Knoll, Inc. stockholders	12,938	21,635	(8,697)	(40.2)%
Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$0.27	$0.45	$(0.18)	(40.0)%
Diluted	$0.26	$0.44	$(0.18)	(40.9)%
Statistical Data
Gross profit %	37.2%	38.7%
Operating profit %	8.3%	11.4%
Selling, general, and administrative expenses %	28.1%	27.3%
Net Sales
Net sales for the three months ended June 30, 2017 were $268.7 million, a decrease of $26.0 million, or 8.8%, from sales of $294.7 million for the three months ended June 30, 2016. Net sales for the Office segment were $153.0 million for the three months ended June 30, 2017, a decrease of 14.6%, when compared with the three months ended June 30, 2016. The decrease in the Office segment was a result of lower government sales and fewer large commercial projects. Net sales for the Studio segment were $88.0 million during the three months ended June 30, 2017, a decrease of 0.7%, when compared with the same period of 2016. Growth in HOLLY HUNT® and the incremental sales from DatesWeiser were offset by the decrease in KnollStudio® and Europe. Net sales for the Coverings segment were $27.6 million during the three months ended June 30, 2017, an increase of 3.1%, when compared with the three months ended June 30, 2016. The increase in Coverings was driven primarily by higher volume in Spinneybeck | FilzFelt.
Gross Profit
Gross profit for the three months ended June 30, 2017 was $100.0 million, a decrease of $14.1 million, or 12.4%, from gross profit of $114.1 million for the three months ended June 30, 2016. As a percentage of sales, gross profit decreased from 38.7% for the three months ended June 30, 2016 to 37.2% for the three months ended June 30, 2017. This decrease was driven mainly by the Office segment, where lower volume had an unfavorable impact on fixed-cost leverage, partially offset by net price realization.

Operating Profit
Operating profit for the three months ended June 30, 2017 was $22.2 million, a decrease of $11.2 million, or 33.6%, from operating profit of $33.5 million for the three months ended June 30, 2016. The decrease in operating profit was driven primarily by the Office segment resulting from lower sales volume partially offset by reduced performance based incentive accruals and lower sales commissions. Operating profit for the Office segment was $4.4 million, or 2.9% of net sales for the three months ended June 30, 2017, a decrease of $11.4 million, or 72.2%, when compared with three months ended June 30, 2016.
Selling, general, and administrative expenses for the three months ended June 30, 2017 were $75.6 million, or 28.2% of sales, compared to $80.6 million, or 27.0% of sales, for the three months ended June 30, 2016. The decrease is due primarily to lower incentive accruals from decreased profitability, as well as lower sales commissions as a result of a reduction in volume in the Office segment.
Interest Expense
Interest expense for the three months ended June 30, 2017 was $1.9 million, an increase of $0.6 million from interest expense of $1.3 million for the three months ended June 30, 2016. The increase in interest expense is due to an increase in outstanding borrowings in the three months ended June 30, 2017 compared to the same period in 2016. During the three months ended June 30, 2017 and 2016, our weighted average interest rate was approximately 2.4% and 1.9%, respectively.
Other Expense, net
During the three months ended June 30, 2017 and 2016, other expense was $0.2 million. Other expenses are primarily related to foreign exchange losses.
Income Tax Expense
Our effective tax rate was 35.7% for the three months ended June 30, 2017, compared to 32.3% for the three months ended June 30, 2016. The increase in the tax rate was due primarily to a favorable income tax examination ruling received from a non-U.S. income tax jurisdiction during the second quarter of 2016. The tax rate was also affected by the mix of pretax income and the varying effective tax rates in the countries and states in which we operate.
Comparison of Consolidated Results for the Six Months Ended June 30, 2017 and 2016

	Six Months Ended June 30,		2017 vs. 2016
	2017	2016	$ Change	% Change
	(Dollars in thousands, except per share data)
Net Sales	$525,514	$579,329	$(53,815)	(9.3)%
Gross profit	195,632	221,828	(26,196)	(11.8)%
Selling, general, and administrative expenses	148,218	156,505	(8,287)	(5.3)%
Restructuring expense	2,150	—	2,150	100.0%
Operating profit	45,264	65,323	(20,059)	(30.7)%
Interest expense	3,530	2,861	669	23.4%
Other expense (income), net	436	2,789	(2,353)	(84.4)%
Income tax expense	12,946	20,621	(7,675)	(37.2)%
Net earnings	28,352	39,052	(10,700)	(27.4)%
Net earnings attributable to Knoll, Inc. stockholders	28,338	39,035	(10,697)	(27.4)%
Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$0.59	$0.81	$(0.22)	(27.2)%
Diluted	$0.57	$0.80	$(0.23)	(28.8)%
Statistical Data
Gross profit %	37.2%	38.3%
Operating profit %	8.6%	11.3%
Selling, general, and administrative expenses %	28.2%	27.0%

Net Sales
Net sales for the six months ended June 30, 2017 were $525.5 million, a decrease of $53.8 million, or 9.3%, from sales of $579.3 million for the six months ended June 30, 2016. The decrease in sales was due to a $61.8 million decrease in our Office segment sales resulting from a reduction in the quantity and lower average size of project opportunities, lower government sales, and a limited ship week at the end of March to facilitate the first phase of the implementation of a new enterprise resource planning system. The decrease in sales in our Office segment were partially offset by our Studio segment, where sales increased 4.3% from the same period in the prior year. The increase in the Studio segment was driven by strong sales growth in HOLLY HUNT® and incremental sales from DatesWeiser which was acquired in the fourth quarter of 2016.
Gross Profit
Gross profit for the six months ended June 30, 2017 was $195.6 million, a decrease of $26.2 million, or 11.8%, from gross profit of $221.8 million for the six months ended June 30, 2016. As a percentage of sales, gross profit decreased from 38.3% for the six months ended June 30, 2016 to 37.2% for the six months ended June 30, 2017. This decrease was driven primarily by the Office segment, where lower volume had an unfavorable impact on fixed-cost leverage, partially offset by net price realization.
Operating Profit
Operating profit for the six months ended June 30, 2017 was $45.3 million, a decrease of $20.1 million, or 30.7%, from operating profit of $65.3 million for the six months ended June 30, 2016. The decrease in operating profit was driven primarily by the Office segment resulting from lower sales volume partially offset by reduced performance based incentive accruals and lower sales commissions. Operating profit as a percentage of sales decreased from 11.3% in the six months ended June 30, 2016 to 8.6% in the six months ended June 30, 2017.
Selling, general, and administrative expenses for the six months ended June 30, 2017 were $148.2 million, or 28.2% of sales, compared to $156.5 million, or 27.0% of sales, for the six months ended June 30, 2016. The decrease is due primarily to lower incentive accruals from decreased profitability as well as lower sales commissions as a result of a reduction in volume in the Office segment, partially offset by increased investments in training and costs related to the rollout of the Rockwell Unscripted product line.
Interest Expense
Interest expense for the six months ended June 30, 2017 was $3.5 million, an increase of $0.7 million from interest expense of $2.9 million for the six months ended June 30, 2016. During the six months ended June 30, 2017 and 2016, our weighted average interest rate was approximately 2.3% and 2.1%, respectively.
Other Expense, net
Other expense for the six months ended June 30, 2017 was $0.4 million a decrease of $2.4 million from $2.8 million for the six months ended June 30, 2016. Other expense for the six months ended June 30, 2017 was primarily related to foreign exchange losses. Other expense for the six months ended June 30, 2016 was primarily related to foreign exchanges losses that resulted from the revaluation of intercompany balances between our Canadian and U.S. entities.
Income Tax Expense
Our effective tax rate was 31.3% for the six months ended June 30, 2017, compared to 34.6% for the six months ended June 30, 2016. The change in the tax rate was due primarily to the early adoption of ASU 2016-09 in the third quarter of 2016, which impacted the accounting treatment of the vesting of a large quantity of equity awards. This resulted in the realization of tax benefits recognized as a reduction of income tax expense. In addition, the tax rate was affected by the mix of pretax income and the varying effective tax rates in the countries and states in which we operate.

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
Our Studio segment includes KnollStudio®, HOLLY HUNT®, Knoll Europe and DatesWeiser. KnollStudio® products, include iconic seating, lounge furniture, side, cafe and dining chairs as well as conference, training and dining and occasional tables. HOLLY HUNT® is known for high quality residential furniture, lighting, rugs, textiles and leathers. In 2016, HOLLY HUNT® acquired Vladimir Kagan Design Group, a renowned collection of modern luxury furnishings. Knoll Europe, which distributes both KnollStudio® and Knoll Office products, manufactures and sells products to customers primarily in Europe. DatesWeiser, known for its sophisticated meeting and conference tables and credenzas, sets a standard for design, quality and technology integration.
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
Comparison of Segment Results for the Three Months Ended June 30, 2017 and 2016

	Three Months Ended June 30,		2017 vs. 2016
	2017	2016	$ Change	% Change
	(Dollars in thousands)
SALES
Office	$153,042	$179,270	$(26,228)	(14.6)%
Studio	88,039	88,650	(611)	(0.7)%
Coverings	27,613	26,780	833	3.1%
Knoll, Inc.	$268,694	$294,700	$(26,006)	(8.8)%
OPERATING PROFIT
Office	$4,395	$15,794	$(11,399)	(72.2)%
Studio	14,919	15,627	(708)	(4.5)%
Coverings	6,194	6,458	(264)	(4.1)%
Corporate	(3,278)	(4,405)	1,127	(25.6)%
Knoll, Inc. (1)	$22,230	$33,474	$(11,244)	(33.6)%
_______________________________________________________________________________
(1) The Company does not allocate interest expense or other expense (income), net to the reportable segments.
Office
Net sales for the Office segment for the three months ended June 30, 2017 were $153.0 million, a decrease of $26.2 million, or 14.6%, when compared with the three months ended June 30, 2016. The decrease in the Office segment was a result of lower government sales and fewer large commercial projects. Operating profit for the Office segment in the three months ended June 30, 2017 was $4.4 million, a decrease of $11.4 million, or 72.2%, when compared with the three months ended June 30, 2016. The decrease in operating profit for the Office segment was due primarily to lower sales volume partially offset by reduced performance-based incentive accruals and lower sales commissions.

Studio
Net sales for the Studio segment for the three months ended June 30, 2017 were $88.0 million, a decrease of $0.6 million, or 0.7%, when compared with the three months ended June 30, 2016. Double digit growth at HOLLY HUNT® and the incremental sales from DatesWeiser were offset by the decreases in contract shipments at both KnollStudio® and Europe. Operating profit for the Studio segment in the three months ended June 30, 2017 was $14.9 million, a decrease of $0.7 million, or 4.5%, when compared with the three months ended June 30, 2016. The decrease in operating profit was driven by decreased volume, partially offset by net price realization.
Coverings
Net sales for the Coverings segment for the three months ended June 30, 2017 were $27.6 million, an increase of $0.8 million, or 3.1%, when compared with the three months ended June 30, 2016. The increase in Coverings was driven primarily by higher volume in the Spinneybeck | FilzFelt business. Operating profit for the Coverings segment in the three months ended June 30, 2017 was $6.2 million, a decrease of $0.3 million, or 4.1%, when compared with the three months ended June 30, 2016.
Corporate
Corporate costs for the three months ended June 30, 2017 were $3.3 million, a decrease of $1.1 million, or 25.6%, when compared with the three months ended June 30, 2016. The decrease was driven primarily by reduced costs associated with employee benefits and incentive compensation.
Comparison of Segment Results for the Six Months Ended June 30, 2017 and 2016

	Six Months Ended June 30,		2017 vs. 2016
	2017	2016	$ Change	% Change
	(Dollars in thousands)
SALES
Office	$302,874	$364,626	$(61,752)	(16.9)%
Studio	167,112	160,156	6,956	4.3%
Coverings	55,528	54,547	981	1.8%
Knoll, Inc.	$525,514	$579,329	$(53,815)	(9.3)%
OPERATING PROFIT
Office	$13,171	$35,627	$(22,456)	(63.0)%
Studio	26,558	26,110	448	1.7%
Coverings	12,430	13,180	(750)	(5.7)%
Corporate	(6,895)	(9,594)	2,699	(28.1)%
Knoll, Inc. (1)	$45,264	$65,323	$(20,059)	(30.7)%
_______________________________________________________________________________
(1) The Company does not allocate interest expense or other expense (income), net to the reportable segments.
Office
Net sales for the Office segment for the six months ended June 30, 2017 were $302.9 million, a decrease of $61.8 million, or 16.9%, when compared with the six months ended June 30, 2016. The decrease in the Office segment was a result of lower government sales and fewer large commercial projects. Operating profit for the Office segment in the six months ended June 30, 2017 was $13.2 million, a decrease of $22.5 million, or 63.0%, when compared with the six months ended June 30, 2016. The decrease in operating profit for the Office segment was due primarily to lower sales volume partially offset by reduced performance based incentive accruals and lower sales commissions.
Studio
Net sales for the Studio segment for the six months ended June 30, 2017 were $167.1 million, an increase of $7.0 million, or 4.3%, when compared with the six months ended June 30, 2016. This increase was driven by strong growth at HOLLY HUNT® and incremental sales from DatesWeiser, offset by the decreases in contract shipments at KnollStudio®. Operating profit for the Studio segment in the six months ended June 30, 2017 was $26.6 million, an increase of $0.4 million, or 1.7%, when compared with the six months ended June 30, 2016. The increase in operating profit was driven primarily by net price realization, partially offset by foreign exchange.

Coverings
Net sales for the Coverings segment for the six months ended June 30, 2017 were $55.5 million, an increase of $1.0 million, or 1.8%, when compared with the six months ended June 30, 2016. The increase in Coverings was driven primarily by higher volume in the Spinneybeck | FilzFelt business. Operating profit for the Coverings segment in the six months ended June 30, 2017 was $12.4 million, a decrease of $0.8 million, or 5.7%, when compared with the six months ended June 30, 2016.
Corporate
Corporate costs for the six months ended June 30, 2017 were $6.9 million, a decrease of $2.7 million, or 28.1%, when compared with the six months ended June 30, 2016. The decrease was driven primarily by reduced costs associated with employee benefits and incentive compensation, partially offset by an increase in stock based compensation expense.
Liquidity and Capital Resources
The following table highlights certain key cash flows and capital information pertinent to the discussion that follows:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Cash provided by operating activities	$32,238	$46,339
Capital expenditures, net	(20,756)	(15,057)
Purchase of common stock for treasury	(10,570)	(3,903)
Proceeds from credit facilities	214,000	173,500
Repayment of credit facilities	(199,000)	(185,500)
Payment of dividends	(15,729)	(14,727)
Contingent purchase price payment	(6,000)	(5,000)
Cash used in financing activities	(16,748)	(33,510)
We have historically funded our business through cash generated from operations, supplemented by debt borrowings. Available cash is primarily used for our working capital needs, ongoing operations, capital expenditures, the payment of quarterly dividends, and the repurchase of shares. Capital expenditures are related primarily to investments in assets that help to improve operating efficiency, innovation and modernization, showroom refreshes and technology infrastructure. During the six months ended June 30, 2017, we made quarterly dividend payments of $0.30 per share, returning $14.6 million of cash to our shareholders. In addition to our quarterly dividend payments, we also paid accrued dividends on vested shares of $1.1 million.
Cash provided by operating activities was $32.2 million for the six months ended June 30, 2017 compared to $46.3 million for the six months ended June 30, 2016. For the six months ended June 30, 2017, cash provided by operating activities consisted primarily of $45.5 million from net income and various non-cash charges, including $12.6 million of depreciation and amortization and $5.0 million of stock based compensation, partially offset by $13.3 million of unfavorable changes in assets and liabilities driven primarily by incentive compensation payments, increased inventory purchases and a reduction of benefits liabilities. For the six months ended June 30, 2016, cash provided by operating activities consisted of $59.2 million from net income and various non-cash charges, including $11.2 million of depreciation and amortization and $4.6 million of stock based compensation, partially offset by $12.8 million of unfavorable changes in assets and liabilities.
During the six months ended June 30, 2017 and 2016, we used $20.8 million and $15.1 million of cash for capital expenditures, respectively. The capital expenditures are reflective of our continued commitment to enhance and modernize our sales, manufacturing and information technology infrastructure.
During the six months ended June 30, 2017, we used cash of $10.6 million for the purchase of common stock to satisfy employee tax withholding requirements related to the vesting of restricted shares, and $6.0 million of a contingent purchase price payment related to an earn-out for the HOLLY HUNT® acquisition in 2014. The Company also used $15.7 million of cash to pay dividends, of which $1.1 million was for accrued dividends on vested shares in addition to quarterly dividend payments of $0.30 per share, returning $14.6 million of cash to our shareholders. For the six months ended June 30, 2016, we used $14.7 million of cash to fund dividend payments to shareholders, $5.0 million for the HOLLY HUNT® contingent purchase price payment, and $3.9 million for share repurchases.

We use our credit facility in the ordinary course of business to fund our working capital needs and, at times, make significant borrowings and repayments under the facility depending on our cash needs and availability at such time. Borrowings under the credit facility may be repaid at any time, but no later than May 2019. See Note 12 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 for further information regarding this facility. The combination of increased debt levels and a reduction of EBITDA caused leverage to increase from 1.37 at December 31, 2016 to 1.57 at June 30, 2017. The calculation of our leverage ratio under our credit facility includes the use of adjusted EBITDA, a non-GAAP financial measure. For details on the leverage ratio calculations, see “Reconciliation of Non-GAAP Financial Measures” below.
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

	6/30/2016	9/30/2016	12/31/2016	3/31/2017	6/30/2017
	($ in millions)
Debt Levels (1)	$221.7	$206.7	$231.8	$249.8	$240.4
LTM Net Earnings	69.3	74.1	82.1	80.1	72.8
LTM Adjustments
Interest	6.2	5	4.7	4.9	5.4
Taxes	39.3	39.6	45.4	40.9	38.5
Depreciation and Amortization	21.3	22.5	23	23.5	24.4
Non-cash items and Other (2)	22.4	23.8	13.4	13.3	12.0
LTM Adjusted EBITDA	$158.5	$165.0	$168.6	$162.7	$153.1
Bank Leverage Calculation (3)	1.40	1.25	1.37	1.53	1.57

(1) Outstanding debt levels include outstanding letters of credit and guarantee obligations. Excess cash over $15.0 million reduces outstanding debt per the terms of our credit facility, a copy of which was filed with the Securities and Exchange Commission on May 21, 2014.

(2) Non-cash items and Other includes, but is not limited to, intangible asset impairment charges, pension settlements and other post-employment benefit curtailments, stock-based compensation expenses, unrealized gains and losses on foreign exchange, and restructuring charges.

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
We also have risk in our exposure to certain materials and transportation costs. Steel, leather, wood products and plastics are all used in our products. For the six months ended June 30, 2017, we estimated that materials inflation was approximately $2.2 million and transportation deflation was less than $0.1 million. During the six months ended June 30, 2016, we estimated that materials deflation was approximately $0.7 million and transportation inflation was less than $0.1 million, respectively. We continue to work to offset price increases in raw materials and transportation through our global sourcing initiatives, cost improvements and price increases to our products.
Interest Rate Risk
We have variable rate debt obligations that are denominated in U.S. dollars. A change in interest rates will impact the interest costs incurred and cash paid on the variable rate debt. During the six months ended June 30, 2017 and 2016, our weighted average interest rates were approximately 2.3% and 2.1%, respectively.
Foreign Currency Exchange Rate Risk
We manufacture our products in the United States, Canada and Italy, and sell our products primarily in those markets as well as in other countries. Our foreign sales and certain expenses are transacted in foreign currencies. Our production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. Additionally, as our reporting currency is the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the Canadian dollar and the Euro. Approximately 13.1% and 11.6% of our revenues in the six months ended June 30, 2017 and 2016, respectively, and 27.1% and 27.7% of our cost of goods sold in the six months ended June 30, 2017 and 2016, respectively, were denominated in currencies other than the U.S. dollar. Foreign currency exchange rate fluctuations resulted in $0.5 million and $3.1 million of translation losses for the six months ended June 30, 2017 and 2016, respectively.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures.    We, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report (June 30, 2017) ("Disclosure Controls"). Based upon the Disclosure Controls evaluation, our principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting.  During the second quarter of 2017, Knoll implemented a new enterprise resource planning system which resulted in a material change to our internal control over financial reporting. We continue to review the impact of the implementation and make changes to the internal control over financial reporting to address the inherent risks associated with implementing the new system. The implementation of the system is expected to strengthen our overall internal controls. Other than the enterprise resource planning system implementation, there were no changes in our internal control over financial reporting during the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For the six months ended June 30, 2017, there have been no new material legal proceedings or material changes in the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
ITEM 1A. RISK FACTORS
For the six months ended June 30, 2017, there have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS
Repurchases of Equity Securities
The following is a summary of share repurchase activity during the six months ended June 30, 2017.
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

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
April 1, 2017 - April 31, 2017	9,455	(2)	$23.51	—	$32,352,413
May 1, 2017 - May 31, 2017	—		$—	—	$32,352,413
June 1, 2017 - June 30, 2017	—		$—	—	$32,352,413
Total	9,455			—
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
(2) In April 2017, 15,451 shares of outstanding restricted stock and 5,000 restricted stock units vested. Concurrently with the vesting, 9,455 shares were forfeited by the holders of the shares to cover applicable taxes paid on the holders' behalf by the Company.

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three and six months ended June 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

* The Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOLL, INC.
(Registrant)

Date:	August 9, 2017
	By:	/s/ Andrew B. Cogan
Andrew B. Cogan
Chief Executive Officer

Date:	August 9, 2017
	By:	/s/ Charles W. Rayfield
Charles W. Rayfield
Chief Accounting Officer
(Principal Financial Officer)