Form 10-Q
period 2017-09-30
KNOLL INC
filed 2017-11-09
CIK 1011570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

As of November 7, 2017, there were 49,349,876 shares (including 871,610 non-voting restricted shares) of the Registrant’s common stock, par value $0.01 per share, outstanding.

KNOLL, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
KNOLL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	September 30, 2017	December 31, 2016
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$5,833	$9,854
Customer receivables, net of allowance for doubtful accounts of $5,274 and $8,059, respectively	91,890	84,425
Inventories, net	149,026	142,072
Prepaid expenses	25,169	27,461
Other current assets	10,691	12,996
Total current assets	282,609	276,808
Property, plant, and equipment, net	209,566	197,084
Goodwill	142,158	141,391
Intangible assets, net	239,403	241,870
Other noncurrent assets	1,456	1,460
Total assets	$875,192	$858,613
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$10,000	$10,000
Accounts payable	103,573	97,518
Income taxes payable	41	81
Other current liabilities	101,603	114,774
Total current liabilities	215,217	222,373
Long-term debt	208,882	208,383
Deferred income taxes	77,826	76,854
Post-employment benefits other than pensions	4,907	5,124
Pension liability	11,308	17,428
Other noncurrent liabilities	16,943	18,982
Total liabilities	535,083	549,144
Commitments and contingent liabilities
Equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 65,437,957 shares issued and 49,323,826 shares outstanding (including 854,110 non-voting restricted shares and net of 16,114,131 treasury shares) at September 30, 2017 and 64,741,648 shares issued and 49,096,290 shares outstanding (including 993,962 non-voting restricted shares and net of 15,645,358 treasury shares) at December 31, 2016	493	491
Additional paid-in capital	52,466	55,148
Retained earnings	322,026	297,011
Accumulated other comprehensive loss	(35,141)	(43,403)
Total Knoll, Inc. stockholders' equity	339,844	309,247
Noncontrolling interests	265	222
Total equity	340,109	309,469
Total liabilities and equity	$875,192	$858,613

See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Sales	$291,256	$292,097	$816,770	$871,426
Cost of sales	184,646	179,296	514,528	536,797
Gross profit	106,610	112,801	302,242	334,629
Selling, general, and administrative expenses	76,485	77,598	224,703	234,103
Restructuring charges	—	—	2,150	—
Operating profit	30,125	35,203	75,389	100,526
Interest expense	1,991	1,296	5,521	4,157
Other expense, net	815	681	1,251	3,470
Income before income tax expense	27,319	33,226	68,617	92,899
Income tax expense	8,158	11,608	21,104	32,229
Net earnings	19,161	21,618	47,513	60,670
Net earnings attributable to noncontrolling interests	29	11	43	28
Net earnings attributable to Knoll, Inc. stockholders	$19,132	$21,607	$47,470	$60,642

Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$0.39	$0.45	$0.98	$1.26
Diluted	$0.39	$0.44	$0.96	$1.24

Dividends per share	$0.15	$0.15	$0.45	$0.45

Weighted-average number of common shares outstanding:
Basic	48,468,480	48,053,836	48,406,659	48,000,386
Diluted	48,979,182	48,845,553	49,167,856	48,765,607

Net earnings	$19,161	$21,618	$47,513	$60,670
Other comprehensive income (loss):
Pension and other post-employment liability adjustment, net of tax	(139)	(136)	(414)	(408)
Foreign currency translation adjustment	5,876	(1,781)	8,676	3,835
Total other comprehensive income (loss), net of tax	5,737	(1,917)	8,262	3,427
Total comprehensive income	24,898	19,701	55,775	64,097
Comprehensive income attributable to noncontrolling interests	29	11	43	28
Comprehensive income attributable to Knoll, Inc. stockholders	$24,869	$19,690	$55,732	$64,069

See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$47,513	$60,670
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation	16,137	13,977
Amortization expense (including deferred financing fees)	2,966	2,966
Inventory obsolescence	1,436	2,186
Loss on disposal of property, plant and equipment	83	4
Unrealized foreign currency losses	1,370	1,324
Stock-based compensation	7,314	7,246
Bad debt and customer claims	(1,403)	4,854
Changes in assets and liabilities:
Customer receivables	(5,789)	28,997
Inventories	(7,611)	(6,807)
Prepaid and other current assets	5,491	(1,548)
Accounts payable	9,502	(8,186)
Current and deferred income taxes	(1,388)	958
Other current liabilities	(7,250)	758
Other noncurrent assets and liabilities	(8,967)	(11,737)
Cash provided by operating activities	59,404	95,662
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net	(29,433)	(25,442)
Purchase of business, net of cash acquired	—	(8,389)
Cash used in investing activities	(29,433)	(33,831)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from credit facility	304,000	253,500
Repayment of credit facility	(304,000)	(280,500)
Payment of dividends	(23,000)	(21,946)
Proceeds from the issuance of common stock	576	2,847
Purchase of common stock for treasury	(10,570)	(4,503)
Contingent purchase price payment	(6,000)	(5,000)
Cash used in financing activities	(38,994)	(55,602)
Effect of exchange rate changes on cash and cash equivalents	5,002	766
Net decrease in cash and cash equivalents	(4,021)	6,995
Cash and cash equivalents at beginning of period	9,854	4,192
Cash and cash equivalents at end of period	$5,833	$11,187

See accompanying notes to the condensed consolidated financial statements.

NOTE 1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Knoll, Inc. (the “Company”) have been prepared with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The consolidated balance sheet of the Company, as of December 31, 2016, was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments considered necessary for a fair presentation.  All of these adjustments are of a normal recurring nature. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and any partially owned subsidiaries that the Company has the ability to control. All significant intercompany balances and transactions have been eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2016.
New Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This ASU supersedes the revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU sets forth a five-step model for determining when and how revenue is recognized. Under the model, an entity will be required to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2016. The FASB subsequently deferred the effective date of this standard to periods beginning after December 15, 2017 with early adoption permitted for the periods beginning after December 15, 2016. The Company will adopt the new standard in the annual period beginning January 1, 2018. The standard permits the use of either the full retrospective or modified retrospective (cumulative effect) transition method. Transition practical expedients are available for both methods. The Company plans to apply the modified retrospective transition method. The Company assembled an implementation work team to assess and document the accounting conclusions for the adoption of ASU 2014-09. Based on this analysis, the Company does not believe the adoption of the ASU will have a material impact to the consolidated financial statements. The Company continues to assess the potential impact on accounting policies, internal control processes and related disclosures required under the new guidance.
In July 2015, the FASB issued ASU 2015-11 - Inventory (Topic 330), which amends existing guidance for measuring inventories. This amendment will require the Company to measure inventories recorded using the first-in, first-out method at the lower of cost and net realizable value. This amendment does not change the methodology for measuring inventories recorded using the last-in, first-out method. This amendment is effective for fiscal years beginning after December 15, 2016.  The Company adopted this standard on January 1, 2017, and the impact on its consolidated financial statements was not material.
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
In June 2016, the FASB issued ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the incurred loss impairment methodology for measuring and recognizing credit losses with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This amendment is effective for fiscal years beginning after December 15, 2019. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the accounting for goodwill impairment by removing the second step of the goodwill impairment test that requires a hypothetical purchase price allocation. Under the new guidance, goodwill impairment will be measured and recognized as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill allocated to the reporting unit. The revised guidance does not affect the reporting entity’s ability to first assess qualitative factors by reporting unit to determine whether it is necessary to perform the quantitative goodwill impairment test. The guidance is effective for goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company early adopted ASU 2017-04 in 2017.
In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715). The new standard improves the presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new standard will require all components of the Company's net periodic benefit cost (income), with the exception of service cost, currently reported within selling, general and administrative expenses, to be reclassified and reported within other expense. The Company does not believe this standard will have a material impact on its consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718). The new standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Under the new guidance, an entity should account for the effects of a modification unless all of the following are met, (i) the fair value of the modified award is the same as the fair value of the original award, (ii) the vesting conditions of the modified award are the same as the original awards immediately before modification, and (iii) the classification of the modified award as an equity instrument or liability instrument is the same as the classification immediately prior to modification. The guidance is effective for annual periods and interim periods within those beginning after December 15, 2017. Early adoption is permitted for annual and interim periods with a prospective application to an award modified on or after the adoption date. The Company does not believe there will be a material impact to the financial statements as a result of adopting this ASU.
NOTE 2. INVENTORIES
Information regarding the Company's inventories is as follows (in thousands):

	September 30, 2017	December 31, 2016
Raw materials	$50,603	$60,217
Work-in-process	7,280	7,186
Finished goods	91,143	74,669
	$149,026	$142,072

NOTE 3. PENSION AND OTHER POST-EMPLOYMENT BENEFITS
The following tables set forth the components of the net periodic benefit income for the Company's pension and other post-employment benefit plans (in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016
Service cost	$175	$468	$—	$—
Interest cost	2,390	2,416	43	49
Expected return on plan assets	(4,615)	(3,862)	—	—
Amortization of prior service credit	—	—	(371)	(280)
Recognized actuarial loss (gain)	154	123	1	(62)
Net periodic benefit income	$(1,896)	$(855)	$(327)	$(293)

	Pension Benefits		Other Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Service cost	$525	$1,404	$—	$—
Interest cost	7,170	7,248	129	147
Expected return on plan assets	(13,845)	(11,086)	—	—
Amortization of prior service credit	—	—	(1,113)	(840)
Recognized actuarial loss (gain)	462	369	3	(186)
Net periodic benefit income	$(5,688)	$(2,065)	$(981)	$(879)
NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS
Financial Instruments
The fair values of the Company’s cash and cash equivalents approximate carrying value due to their short maturities and are classified as Level 1.
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

	Fair Value as of September 30, 2017				Fair Value as of December 31, 2016
Liabilities:	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Contingent purchase price payment - HOLLY HUNT®	$—	$—	$—	$—	$—	$—	$6,000	$6,000
Contingent purchase price payment - DatesWeiser	—	—	1,100	1,100	—	—	1,100	1,100
Total	$—	$—	$1,100	$1,100	$—	$—	$7,100	$7,100

Pursuant to the agreement governing the acquisition of HOLLY HUNT®, the Company was required to make annual contingent purchase price payments. The payouts were based upon HOLLY HUNT® reaching an annual net sales target, for each year through 2016, and were paid out on or around February 20 of the following calendar year. The Company classified this as a Level 3 measurement and was required to remeasure this liability at fair value on a recurring basis. The fair value of such contingent purchase price payments, totaling $16.0 million, was determined at the time of acquisition based upon net sales projections for HOLLY HUNT® for 2014, 2015, and 2016. The Company paid the remaining $6.0 million contingent purchase price in the three months ended March 31, 2017, as a result of HOLLY HUNT® achieving the 2016 net sales projections.
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
There were no additional assets and/or liabilities recorded at fair value on a recurring basis as of September 30, 2017 or December 31, 2016.
NOTE 5. OTHER CURRENT LIABILITIES
Information regarding the Company's other current liabilities is as follows (in thousands):

	September 30, 2017	December 31, 2016
Accrued employee compensation	$37,992	$46,508
Customer deposits	33,082	31,216
Warranty	8,890	8,906
Contingent payout	1,100	7,100
Other	20,539	21,044
Other current liabilities	$101,603	$114,774

NOTE 6. INDEBTEDNESS
The Company's long-term debt is summarized as follows (in thousands):

	September 30, 2017	December 31, 2016
Balance of revolving credit facility	$52,500	$45,000
Balance of term loan	167,500	175,000
Total long-term debt	220,000	220,000
Less: current maturities of long-term debt	10,000	10,000
Less: deferred financing fees, net	1,118	1,617
Long-term debt	$208,882	$208,383
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
Changes in the warranty reserve are as follows (in thousands):

Balance, December 31, 2016	$8,906
Provision for warranty claims	4,577
Warranty claims paid	(4,864)
Foreign currency translation adjustment	271
Balance, September 30, 2017	$8,890
Warranty expense for the three and nine months ended September 30, 2017 was $1.7 million and $4.6 million, respectively. Warranty expense for the three and nine months ended September 30, 2016 was $1.7 million and $5.1 million, respectively.
NOTE 8. EQUITY
The following table shows the change in equity attributable to Knoll, Inc. stockholders and noncontrolling interests during the nine months ended September 30, 2017 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Knoll, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	$491	$55,148	$297,011	$(43,403)	$309,247	$222	$309,469
Net earnings	—	—	47,470	—	47,470	43	47,513
Other comprehensive income	—	—	—	8,262	8,262	—	8,262
Shares issued for consideration:
Exercise of stock options (22,500 shares)	—	472	—	—	472	—	472
Shares issued under stock incentive plan (678,399 shares)	7	(3)	—	—	4	—	4
Shares issued to Board of Directors in lieu of cash (4,438 shares)	—	100	—	—	100	—	100
Stock-based compensation, net of forfeitures (57,911 shares)	(1)	7,315	—	—	7,314	—	7,314
Cash dividend ($0.45 per share)	—	—	(22,455)	—	(22,455)	—	(22,455)
Purchase of common stock (419,890 shares)	(4)	(10,566)	—	—	(10,570)	—	(10,570)
Balance at September 30, 2017	$493	$52,466	$322,026	$(35,141)	$339,844	$265	$340,109

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2017 (in thousands):

	Foreign Currency Translation Adjustment	Pension and Other Post-Employment Liability Adjustment	Total
Balance, as of December 31, 2016	$(13,998)	$(29,405)	$(43,403)
Other comprehensive income before reclassifications	8,676	—	8,676
Amounts reclassified from accumulated other comprehensive loss	—	(414)	(414)
Net current-period other comprehensive income	8,676	(414)	8,262
Balance, as of September 30, 2017	$(5,322)	$(29,819)	$(35,141)
The following reclassifications were made from accumulated other comprehensive income (loss) to the condensed consolidated statements of operations and other comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Amortization of pension and other post-employment liability adjustments
Prior service credits (1)	$(371)	$(280)	$(1,113)	$(840)
Actuarial losses (1)	155	61	465	183
Total before tax	(216)	(219)	(648)	(657)
Tax expense	77	83	234	249
Net of tax	$(139)	$(136)	$(414)	$(408)
(1) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension costs. See Note 3 for additional information.

NOTE 10. EARNINGS PER SHARE
Basic earnings per share excludes the dilutive effect of common shares that could potentially be issued due to the exercise of stock options and vesting of unvested restricted stock and restricted stock units, and is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share includes the effect of shares and potential shares and units issued under the stock incentive plans. The following table sets forth the reconciliation from basic to dilutive average common shares (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net earnings attributable to Knoll, Inc. stockholders	$19,132	$21,607	$47,470	$60,642

Denominator:
Denominator for basic earnings per shares - weighted-average shares	48,468	48,054	48,407	48,000
Effect of dilutive securities:
Potentially dilutive shares resulting from stock plans	511	792	761	766
Denominator for diluted earnings per share - weighted-average shares	48,979	48,846	49,168	48,766
Antidilutive equity awards not included in weighted-average common shares—diluted	34	8	15	43

Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$0.39	$0.45	$0.98	$1.26
Diluted	$0.39	$0.44	$0.96	$1.24
NOTE 11. INCOME TAXES
The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provisions for the three months ended September 30, 2017 and 2016 were based on the estimated effective tax rates applicable for the full years ending December 31, 2017 and 2016 and includes items specifically related to the interim periods. The Company’s effective tax rate was 30.8% and 34.7% for the nine months ended September 30, 2017 and 2016, respectively. The decrease in the Company's tax rate was related primarily to the reversal of a valuation allowance against certain foreign jurisdiction deferred tax assets recorded during the period ended September 30, 2017. The Company believes it will have sufficient future taxable income to realize its net operating loss carryforwards in this foreign jurisdiction. The decrease in the tax rate was also related to an increase in tax benefits related to the vesting of equity awards during the nine months ending September 30, 2017. In addition, the effective tax rate was impacted by the geographic mix of pretax income and the varying effective tax rates in the countries and states in which the Company operates.
As of both September 30, 2017 and December 31, 2016, the Company had unrecognized tax benefits of approximately $0.9 million. These unrecognized tax benefit amounts would affect the effective tax rate if recognized.  As of September 30, 2017, the Company is subject to U.S. Federal Income Tax examination for the tax years 2007 through 2016, and to non-U.S. income tax examination for the tax years 2010 through 2016. In addition, the Company is subject to state and local income tax examinations for the tax years 2007 through 2016.

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
The Studio segment includes KnollStudio®, HOLLY HUNT®, Knoll Europe and DatesWeiser. KnollStudio® products, include iconic seating, lounge furniture, side, cafe and dining chairs as well as conference, training and dining and occasional tables. HOLLY HUNT® is known for high quality residential furniture, lighting, rugs, textiles and leathers. In 2016, HOLLY HUNT® acquired Vladimir Kagan Design Group, a renowned collection of modern luxury furnishings. Knoll Europe, which markets and sells both KnollStudio® and Knoll Office products, manufactures and sells products to customers in Europe. DatesWeiser, known for its sophisticated meeting and conference tables and credenzas, sets a standard for design, quality and technology integration.
The Coverings segment includes KnollTextiles®, Spinneybeck® (including Filzfelt®), and Edelman® Leather. These businesses provide a wide range of customers with high-quality fabrics, felt, leather and related architectural products.
Corporate costs include unallocated costs relating to shared services and general corporate activities such as legal expenses, acquisition expenses, certain finance, human resources, administrative and executive expenses and other expenses that are not directly attributable to an operating segment. Dedicated, direct selling, general and administrative expenses, of the segments continue to be included within segment operating profit. Management regularly reviews the costs included in the Corporate function and believes disclosing such information provides more visibility and transparency of how the chief operating decision maker reviews the results for the Company.
The tables below present the Company’s segment information with Corporate costs excluded from reporting segment results. Prior year amounts have been recast to conform to the current presentation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
SALES
Office	$181,168	$185,764	$484,042	$550,390
Studio	83,186	79,829	250,298	239,985
Coverings	26,902	26,504	82,430	81,051
Knoll, Inc.	$291,256	$292,097	$816,770	$871,426
INTERSEGMENT SALES (1)
Office	$332	$466	$1,056	$1,244
Studio	1,429	1,228	4,021	4,611
Coverings	1,401	2,099	4,000	4,869
Knoll, Inc.	$3,162	$3,793	$9,077	$10,724
OPERATING PROFIT
Office (2)	$15,546	$20,390	$28,718	$56,015
Studio	12,370	13,372	38,928	39,482
Coverings	6,252	6,295	18,682	19,476
Corporate	(4,043)	(4,854)	(10,939)	(14,447)
Knoll, Inc.(3)	$30,125	$35,203	$75,389	$100,526
_______________________________________________________________________________
(1) Intersegment sales are presented on a cost-plus basis which takes into consideration the effect of transfer prices between legal entities.
(2) Office Operating Profit includes $2.2 million of restructuring charges for the nine months ended September 30, 2017. The restructuring charges related to headcount rationalization and modernization of equipment. The Company does not expect to incur additional restructuring charges related to these activities.
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
Forward-looking Statements
This quarterly report on Form 10-Q contains forward-looking statements, principally in the sections entitled “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk.” Statements and financial discussion and analysis contained in this Form 10-Q that are not historical facts are forward-looking statements. These statements discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to us, based on our current beliefs as well as assumptions made by us and information currently available to us. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “possible,” “potential,” “predict,” “project,” or other similar words, phrases or expressions. This includes, without limitation, our statements and expectations regarding any current or future recovery in our industry and our expectations with respect to leverage. Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation: the risks described in Item 1A and Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016; changes in the financial stability of our clients or the overall economic environment, resulting in decreased corporate spending and service sector employment; changes in relationships with clients; the mix of products sold and of clients purchasing our products; the success of new technology initiatives; changes in business strategies and decisions; competition from our competitors; our ability to recruit and retain an experienced management team; changes in raw material prices and availability; restrictions on government spending resulting in fewer sales to the U.S. government, one of our largest customers; our debt restrictions on spending; our ability to protect our patents, copyrights and trademarks; our reliance on furniture dealers to produce sales; lawsuits arising from allegations of patents, copyrights and trademark infringements; violations of environmental laws and regulations; potential labor disruptions; adequacy of our insurance policies; the availability of future capital and the cost of borrowing; the overall strength and stability of our dealers, suppliers, and customers; access to necessary capital; our ability to successfully integrate acquired businesses; the success of our design and implementation of a new enterprise resource planning system; and currency rate fluctuations. The factors identified above are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement. Unpredictable or unknown factors could also have material adverse effects on us. All forward-looking statements included in this Form 10-Q are expressly qualified in their entirety by the foregoing cautionary statements. Except as required under the Federal securities laws and the rules and regulations of the SEC, we undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.
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
Our efforts to diversify our sources of revenue among our operating segments have not detracted from our continued focus on growing and improving the operating performance of our Office segment. We are looking beyond the traditional office product categories of systems, task seating and storage, to furniture that supports activity areas and the in-between spaces where people meet. We believe that our success in traditional office products gives us an advantage throughout the workplace. Our new Rockwell Unscripted collection encompasses every product category ranging from seating and lounge to architectural walls and storage. It addresses the needs of organizations that seek alternatives to the traditional workspace, and is substantially additive to our current product portfolio. In addition to these initiatives, we aim to increase profitability through operational improvements and investments in our physical and technological infrastructure. Our investments in lean manufacturing, combined with continued modernization of our facilities, is allowing us to progressively deliver on this goal.

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
We are committed to building a more efficient and responsive culture and technology infrastructure across our organization. Our capital expenditures are reflective of this commitment as we continued to invest in the business through technology infrastructure upgrades, continued investments in our manufacturing facilities focusing on lean initiatives and in our showroom footprint.
Results of Operations
Comparison of Consolidated Results for the Three Months Ended September 30, 2017 and 2016

	Three Months Ended September 30,		2017 vs. 2016
	2017	2016	$ Change	% Change
	(Dollars in thousands, except per share data)
Net Sales	$291,256	$292,097	$(841)	(0.3)%
Gross profit	106,610	112,801	(6,191)	(5.5)%
Selling, general, and administrative expenses	76,485	77,598	(1,113)	(1.4)%
Operating profit	30,125	35,203	(5,078)	(14.4)%
Interest expense	1,991	1,296	695	53.6%
Other expense, net	815	681	134	19.7%
Income tax expense	8,158	11,608	(3,450)	(29.7)%
Net earnings	19,161	21,618	(2,457)	(11.4)%
Net earnings attributable to Knoll, Inc. stockholders	19,132	21,607	(2,475)	(11.5)%
Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$0.39	$0.45	$(0.06)	(13.3)%
Diluted	$0.39	$0.44	$(0.05)	(11.4)%
Statistical Data
Gross profit %	36.6%	38.6%
Operating profit %	10.3%	12.1%
Selling, general, and administrative expenses %	26.3%	26.6%
Net Sales
Net sales for the three months ended September 30, 2017 were $291.3 million, a decrease of $0.8 million, or 0.3%, from sales of $292.1 million for the three months ended September 30, 2016. Net sales for the Office segment were $181.2 million for the three months ended September 30, 2017, a decrease of 2.5%, when compared to the three months ended September 30, 2016. The decrease in the Office segment was due primarily to a decline in government sales, while Office commercial sales were flat. Net sales for the Studio segment were $83.2 million during the three months ended September 30, 2017, an increase of 4.2%, from the three months ended September 30, 2016. Increased sales at HOLLY HUNT® and the incremental sales from DatesWeiser were partially offset by a decrease in contract shipments at KnollStudio®. Net sales for the Coverings segment were $26.9 million during the three months ended September 30, 2017, an increase of 1.5%, when compared to the three months ended September 30, 2016. The increase in Coverings was driven primarily by higher volume in the Spinneybeck | FilzFelt and Edelman businesses, partially offset by volume declines at KnollTextiles.
Gross Profit
Gross profit for the three months ended September 30, 2017 was $106.6 million, a decrease of $6.2 million, or 5.5%, from gross profit of $112.8 million for the three months ended September 30, 2016. As a percentage of sales, gross profit decreased from 38.6% for the three months ended September 30, 2016 to 36.6% for the three months ended September 30, 2017. This decrease was driven primarily by accelerated commodity inflation, foreign exchange impacts, and an unfavorable mix related to the ramp-up of newer product platforms in our Office segment. These declines were partially offset by continuous improvement and lean initiatives.

Operating Profit
Operating profit for the three months ended September 30, 2017 was $30.1 million, a decrease of $5.1 million, or 14.4%, from operating profit of $35.2 million for the three months ended September 30, 2016. The decrease in operating profit was driven primarily by lower sales volume and unfavorable product mix partially offset by reduced performance-based incentive accruals and lower sales commissions. Operating profit for the Office segment was $15.5 million for the three months ended September 30, 2017, a decrease of $4.8 million, or 23.8%, from the three months ended September 30, 2016.
Selling, general, and administrative expenses for the three months ended September 30, 2017 were $76.5 million, or 26.3% of sales, a decrease of $1.1 million from $77.6 million, or 26.6% of sales, for the three months ended September 30, 2016. The decrease was due primarily to lower incentive compensation from decreased sales volume and profitability.
Interest Expense
Interest expense for the three months ended September 30, 2017 was $2.0 million, an increase of $0.7 million from interest expense of $1.3 million for the three months ended September 30, 2016. The increase in interest expense is due to an increase in outstanding borrowings in the three months ended September 30, 2017 compared to the same period in 2016. During the three months ended September 30, 2017 and 2016, our weighted average interest rate was approximately 2.7% and 2.0%, respectively.
Other Expense, net
During the three months ended September 30, 2017 and 2016, other expense was $0.8 million and $0.7 million, respectively. Other expenses are primarily related to foreign exchange losses.
Income Tax Expense
Our effective tax rate was 29.9% for the three months ended September 30, 2017, compared to 34.9% for the three months ended September 30, 2016. The decrease in the tax rate was related primarily to the reversal of a valuation allowance against certain foreign jurisdiction deferred tax assets. The tax rate was also affected by the mix of pretax income and the varying effective tax rates in the countries and states in which we operate.
Comparison of Consolidated Results for the Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended September 30,		2017 vs. 2016
	2017	2016	$ Change	% Change
	(Dollars in thousands, except per share data)
Net Sales	$816,770	$871,426	$(54,656)	(6.3)%
Gross profit	302,242	334,629	(32,387)	(9.7)%
Selling, general, and administrative expenses	224,703	234,103	(9,400)	(4.0)%
Restructuring expense	2,150	—	2,150	100.0%
Operating profit	75,389	100,526	(25,137)	(25.0)%
Interest expense	5,521	4,157	1,364	32.8%
Other expense (income), net	1,251	3,470	(2,219)	(63.9)%
Income tax expense	21,104	32,229	(11,125)	(34.5)%
Net earnings	47,513	60,670	(13,157)	(21.7)%
Net earnings attributable to Knoll, Inc. stockholders	47,470	60,642	(13,172)	(21.7)%
Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$0.98	$1.26	$(0.28)	(22.2)%
Diluted	$0.96	$1.24	$(0.28)	(22.6)%
Statistical Data
Gross profit %	37.0%	38.4%
Operating profit %	9.2%	11.5%
Selling, general, and administrative expenses %	27.5%	26.9%

Net Sales
Net sales for the nine months ended September 30, 2017 were $816.8 million, a decrease of $54.7 million, or 6.3%, from sales of $871.4 million for the nine months ended September 30, 2016. The decrease in sales was due to a $66.3 million decrease in our Office segment sales driven primarily by lower average size of project opportunities as well as lower government sales. The decrease in sales in our Office segment was partially offset by our Studio segment, where sales increased 4.3% from the same period in the prior year. The increase in the Studio segment was driven by strong sales growth in HOLLY HUNT® and incremental sales from DatesWeiser, which was acquired in the fourth quarter of 2016.
Gross Profit
Gross profit for the nine months ended September 30, 2017 was $302.2 million, a decrease of $32.4 million, or 9.7%, from gross profit of $334.6 million for the nine months ended September 30, 2016. As a percentage of sales, gross profit decreased from 38.4% for the nine months ended September 30, 2016 to 37.0% for the nine months ended September 30, 2017. This decrease was driven primarily by the Office segment, where lower volume had an unfavorable impact on fixed-cost leverage, partially offset by net price realization.
Operating Profit
Operating profit for the nine months ended September 30, 2017 was $75.4 million, a decrease of $25.1 million, or 25.0%, from operating profit of $100.5 million for the nine months ended September 30, 2016. The decrease in operating profit was driven primarily by the Office segment resulting from lower sales volume partially offset by reduced performance based incentive accruals and lower sales commissions. Operating profit as a percentage of sales decreased from 11.5% in the nine months ended September 30, 2016 to 9.2% in the nine months ended September 30, 2017.
Selling, general, and administrative expenses for the nine months ended September 30, 2017 were $224.7 million, or 27.5% of sales, compared to $234.1 million, or 26.9% of sales, for the nine months ended September 30, 2016. The decrease is due primarily to lower incentive accruals from decreased profitability as well as lower sales commissions as a result of a reduction in volume in the Office segment, partially offset by increased investments in training and costs related to the rollout of new products.
Interest Expense
Interest expense for the nine months ended September 30, 2017 was $5.5 million, an increase of $1.4 million from interest expense of $4.2 million for the nine months ended September 30, 2016. During the nine months ended September 30, 2017 and 2016, our weighted average interest rate was approximately 2.4% and 2.0%, respectively.
Other Expense, net
Other expense for the nine months ended September 30, 2017 was $1.3 million, a decrease of $2.2 million from $3.5 million for the nine months ended September 30, 2016. Other expense for the nine months ended September 30, 2017 was related primarily to foreign exchange losses. Other expense for the nine months ended September 30, 2016 was primarily related to foreign exchanges losses that resulted from the revaluation of intercompany balances between our Canadian and U.S. entities.
Income Tax Expense
Our effective tax rate was 30.8% for the nine months ended September 30, 2017, compared to 34.7% for the nine months ended September 30, 2016. The decrease in the tax rate was related primarily to the reversal of a valuation allowance against certain foreign jurisdiction deferred tax assets recorded during the period ended September 30, 2017, as well as an increase in tax benefits related to the vesting of a large quantity of equity awards during the nine months ending September 30, 2017. The tax rate was also affected by the mix of pretax income and the varying effective tax rates in the countries and states in which we operate.

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
Comparison of Segment Results for the Three Months Ended September 30, 2017 and 2016

	Three Months Ended September 30,		2017 vs. 2016
	2017	2016	$ Change	% Change
	(Dollars in thousands)
SALES
Office	$181,168	$185,764	$(4,596)	(2.5)%
Studio	83,186	79,829	3,357	4.2%
Coverings	26,902	26,504	398	1.5%
Knoll, Inc.	$291,256	$292,097	$(841)	(0.3)%
OPERATING PROFIT
Office	$15,546	$20,390	$(4,844)	(23.8)%
Studio	12,370	13,372	(1,002)	(7.5)%
Coverings	6,252	6,295	(43)	(0.7)%
Corporate	(4,043)	(4,854)	811	(16.7)%
Knoll, Inc. (1)	$30,125	$35,203	$(5,078)	(14.4)%
_______________________________________________________________________________
(1) The Company does not allocate interest expense or other expense (income), net to the reportable segments.
Office
Net sales for the Office segment for the three months ended September 30, 2017 were $181.2 million, a decrease of $4.6 million, or 2.5%, when compared with the three months ended September 30, 2016. The decrease in the Office segment was due primarily to a decline in government sales, while Office commercial sales were flat. Operating profit for the Office segment in the three months ended September 30, 2017 was $15.5 million, a decrease of $4.8 million, or 23.8%, when compared with the three months ended September 30, 2016. The decrease in operating profit for the Office segment was due primarily to lower sales volume and product mix.

Studio
Net sales for the Studio segment for the three months ended September 30, 2017 were $83.2 million, an increase of $3.4 million, or 4.2%, when compared with the three months ended September 30, 2016. Increased sales at HOLLY HUNT® and the incremental sales from DatesWeiser were partially offset by a decrease in contract shipments at KnollStudio®. Operating profit for the Studio segment in the three months ended September 30, 2017 was $12.4 million, a decrease of $1.0 million, or 7.5%, when compared with the three months ended September 30, 2016. The decrease in operating profit was driven by higher commissions and sales incentives, partially offset by net price realization and increased volume.
Coverings
Net sales for the Coverings segment for the three months ended September 30, 2017 were $26.9 million, an increase of $0.4 million, or 1.5%, when compared with the three months ended September 30, 2016. The increase in Coverings was driven primarily by higher volume in the Spinneybeck | FilzFelt and Edelman businesses, partially offset by declines in KnollTextiles. Operating profit for the Coverings segment for both the three months ended September 30, 2017 and 2016 was $6.3 million.
Corporate
Corporate costs for the three months ended September 30, 2017 were $4.0 million, a decrease of $0.8 million, or 16.7%, when compared with the three months ended September 30, 2016. The decrease was driven primarily by reduced stock compensation expense as a result of forfeitures as well as a reduction of other miscellaneous corporate costs.
Comparison of Segment Results for the Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended September 30,		2017 vs. 2016
	2017	2016	$ Change	% Change
	(Dollars in thousands)
SALES
Office	$484,042	$550,390	$(66,348)	(12.1)%
Studio	250,298	239,985	10,313	4.3%
Coverings	82,430	81,051	1,379	1.7%
Knoll, Inc.	$816,770	$871,426	$(54,656)	(6.3)%
OPERATING PROFIT
Office	$28,718	$56,015	$(27,297)	(48.7)%
Studio	38,928	39,482	(554)	(1.4)%
Coverings	18,682	19,476	(794)	(4.1)%
Corporate	(10,939)	(14,447)	3,508	(24.3)%
Knoll, Inc. (1)	$75,389	$100,526	$(25,137)	(25.0)%
_______________________________________________________________________________
(1) The Company does not allocate interest expense or other expense (income), net to the reportable segments.
Office
Net sales for the Office segment for the nine months ended September 30, 2017 were $484.0 million, a decrease of $66.3 million, or 12.1%, when compared with the nine months ended September 30, 2016. The decrease in the Office segment was a result of lower government sales and fewer large commercial projects. Operating profit for the Office segment in the nine months ended September 30, 2017 was $28.7 million, a decrease of $27.3 million, or 48.7%, when compared with the nine months ended September 30, 2016. The decrease in operating profit for the Office segment was due primarily to lower sales volume and materials inflation partially offset by reduced performance-based incentive accruals and lower sales commissions.
Studio
Net sales for the Studio segment for the nine months ended September 30, 2017 were $250.3 million, an increase of $10.3 million, or 4.3%, when compared with the nine months ended September 30, 2016. The increase was driven by strong growth at HOLLY HUNT® and incremental sales from DatesWeiser, partially offset by the decreases in contract shipments at KnollStudio®. Operating profit for the Studio segment in the nine months ended September 30, 2017 was $38.9 million, a decrease of $0.6 million, or 1.4%, when compared with the nine months ended September 30, 2016. The decrease in operating profit was driven primarily by higher commissions and sales incentives, foreign currency impacts and materials inflation, partially offset by net price realization and increased volume.

Coverings
Net sales for the Coverings segment for the nine months ended September 30, 2017 were $82.4 million, an increase of $1.4 million, or 1.7%, when compared with the nine months ended September 30, 2016. The increase in Coverings was driven primarily by higher volume in the Spinneybeck | FilzFelt business. Operating profit for the Coverings segment in the nine months ended September 30, 2017 was $18.7 million, a decrease of $0.8 million, or 4.1%, when compared with the nine months ended September 30, 2016. The decrease in operating profit was driven primarily by unfavorable product mix.
Corporate
Corporate costs for the nine months ended September 30, 2017 were $10.9 million, a decrease of $3.5 million, or 24.3%, when compared with the nine months ended September 30, 2016. The decrease was driven primarily by reduced costs associated with employee benefits and incentive compensation.
Liquidity and Capital Resources
The following table highlights certain key cash flows and capital information pertinent to the discussion that follows:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Cash provided by operating activities	$59,404	$95,662
Capital expenditures, net	(29,433)	(25,442)
Purchase of common stock for treasury	(10,570)	(4,503)
Proceeds from credit facilities	304,000	253,500
Repayment of credit facilities	(304,000)	(280,500)
Payment of dividends	(23,000)	(21,946)
Contingent purchase price payment	(6,000)	(5,000)
Cash used in financing activities	(38,994)	(55,602)
We have historically funded our business through cash generated from operations, supplemented by debt borrowings. Available cash is primarily used for our working capital needs, ongoing operations, capital expenditures, the payment of quarterly dividends, and the repurchase of shares. Capital expenditures are related primarily to investments in assets that help to improve operating efficiency, innovation and modernization, showroom refreshes and technology infrastructure. During the nine months ended September 30, 2017, we made quarterly dividend payments of $0.45 per share, returning $21.9 million of cash to our shareholders. In addition to our quarterly dividend payments, we also paid accrued dividends on vested shares of $1.1 million.
Cash provided by operating activities was $59.4 million for the nine months ended September 30, 2017 compared to $95.7 million for the nine months ended September 30, 2016. For the nine months ended September 30, 2017, cash provided by operating activities consisted primarily of $75.4 million from net income and various non-cash charges, including $19.1 million of depreciation and amortization and $7.3 million of stock based compensation, partially offset by $16.0 million of unfavorable changes in assets and liabilities driven primarily by incentive compensation payments, increased inventory purchases and a reduction of benefits liabilities. For the nine months ended September 30, 2016, cash provided by operating activities consisted of $93.2 million from net income and various non-cash charges, including $17.0 million of depreciation and amortization and $7.2 million of stock based compensation, partially offset by $2.4 million of favorable changes in assets and liabilities.
During the nine months ended September 30, 2017 and 2016, we used $29.4 million and $25.4 million of cash for capital expenditures, respectively. The capital expenditures are reflective of our continued commitment to enhance and modernize our sales, manufacturing and information technology infrastructure.
During the nine months ended September 30, 2017, we used $10.6 million of cash to purchase common stock to satisfy employee tax withholding requirements related to the vesting of restricted shares, and $6.0 million to fund a contingent purchase price payment related to an earn-out for the HOLLY HUNT® acquisition in 2014. The Company also used $23.0 million of cash to pay dividends, of which $1.1 million was for accrued dividends on vested shares in addition to quarterly dividend payments of $0.15 per share, returning $21.9 million of cash to our shareholders. For the nine months ended September 30, 2016, we used $21.9 million of cash to fund dividend payments to shareholders, $5.0 million for the HOLLY HUNT® contingent purchase price payment, and $4.5 million for share repurchases.

We use our credit facility in the ordinary course of business to fund our working capital needs and, at times, make significant borrowings and repayments under the facility depending on our cash needs and availability at such time. Borrowings under the credit facility may be repaid at any time, but no later than May 2019. See Note 12 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 for further information regarding this facility. The combination of increased debt levels and a reduction of EBITDA caused leverage to increase from 1.37 at December 31, 2016 to 1.52 at September 30, 2017. The calculation of our leverage ratio under our credit facility includes the use of adjusted EBITDA, a non-GAAP financial measure. For details on the leverage ratio calculations, see “Reconciliation of Non-GAAP Financial Measures” below.
Our credit facility requires that we comply with two financial covenants (as defined in our credit agreement), consolidated leverage ratio, defined as the ratio of total indebtedness to consolidated EBITDA and consolidated interest coverage ratio, defined as the ratio of our consolidated EBITDA to our consolidated interest expense. Our consolidated leverage ratio cannot exceed 4.0 to 1, and our consolidated interest coverage ratio must be a minimum of 3.0 to 1. We are also required to comply with various other affirmative and negative covenants including, without limitation, covenants that prevent or restrict our ability to pay dividends, engage in certain mergers or acquisitions, make certain investments or loans, incur future indebtedness, engage in sale-leaseback transactions, alter our capital structure or line of business, prepay subordinated indebtedness, engage in certain transactions with affiliates and sell stock or assets.
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

	9/30/2016	12/31/2016	3/31/2017	6/30/2017	9/30/2017
	($ in millions)
Debt Levels (1)	$206.7	$231.8	$249.8	$240.4	$225.4
LTM Net Earnings	74.1	82.1	80.1	72.8	70.3
LTM Adjustments
Interest	5	4.7	4.9	5.4	6.1
Taxes	39.6	45.4	40.9	38.5	35.1
Depreciation and Amortization	22.5	23	23.5	24.4	25.2
Non-cash items and Other (2)	23.8	13.4	13.3	12.0	11.8
LTM Adjusted EBITDA	$165.0	$168.6	$162.7	$153.1	$148.5
Bank Leverage Calculation (3)	1.25	1.37	1.53	1.57	1.52

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
We also have risk in our exposure to certain materials and transportation costs. Steel, leather, wood products and plastics are all used in our products. For the nine months ended September 30, 2017, we estimated that materials inflation was approximately $4.2 million and transportation deflation was less than $0.1 million. During the nine months ended September 30, 2016, we estimated that materials deflation was approximately $0.8 million and transportation inflation was less than $0.1 million, respectively. We continue to work to offset price increases in raw materials and transportation through our global sourcing initiatives, cost improvements and price increases to our products.
Interest Rate Risk
We have variable rate debt obligations that are denominated in U.S. dollars. A change in interest rates will impact the interest costs incurred and cash paid on the variable rate debt. During the nine months ended September 30, 2017 and 2016, our weighted average interest rates were approximately 2.4% and 2.0%, respectively.
Foreign Currency Exchange Rate Risk
We manufacture our products in the United States, Canada and Italy, and sell our products primarily in those markets as well as in other countries. Our foreign sales and certain expenses are transacted in foreign currencies. Our production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. Additionally, as our reporting currency is the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the Canadian dollar and the Euro. Approximately 12.6% and 11.7% of our revenues in the nine months ended September 30, 2017 and 2016, respectively, and 26.6% and 27.2% of our cost of goods sold in the nine months ended September 30, 2017 and 2016, respectively, were denominated in currencies other than the U.S. dollar. Foreign currency exchange rate fluctuations resulted in $1.4 million and $3.8 million of translation losses for the nine months ended September 30, 2017 and 2016, respectively.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures.    We, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report (September 30, 2017) ("Disclosure Controls"). Based upon the Disclosure Controls evaluation, our principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting.  During the second quarter of 2017, Knoll implemented a new enterprise resource planning system which resulted in a material change to our internal control over financial reporting. We continue to review the impact of the implementation and make changes to the internal control over financial reporting to address the inherent risks associated with implementing the new system. The implementation of the system is expected to strengthen our overall internal controls. During the third quarter of 2017 we did not make any changes to internal control over financial reporting in response to our review of the implementation of the enterprise resource planning system or any other business process that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For the nine months ended September 30, 2017, there have been no new material legal proceedings or material changes in the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
ITEM 1A. RISK FACTORS
For the nine months ended September 30, 2017, there have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS
Repurchases of Equity Securities
The following is a summary of share repurchase activity during the nine months ended September 30, 2017.
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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
July 1, 2017 - July 31, 2017	—	$—	—	$32,352,413
August 1, 2017 - August 31, 2017	—	$—	—	$32,352,413
September 1, 2017 - September 30, 2017	—	$—	—	$32,352,413
Total	—		—
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
32
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three and nine months ended September 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

* The Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOLL, INC.
(Registrant)

Date:	November 9, 2017
	By:	/s/ Andrew B. Cogan
Andrew B. Cogan
Chief Executive Officer

Date:	November 9, 2017
	By:	/s/ Charles W. Rayfield
Charles W. Rayfield
Chief Financial Officer
(Principal Financial Officer)