Form 10-K
period 2017-12-31
KNOLL INC
filed 2018-02-27
CIK 1011570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐    No ☒
As of June 30, 2017, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $1,149,428,068 based on the closing sale price as reported on the New York Stock Exchange.
As of February 23, 2018, there were 49,500,661 shares (including 904,614 shares of non-voting restricted shares) of the Registrant's common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement for its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this report on Form 10-K to the extent stated therein.

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
How people live and work is constantly being reshaped by changing technology and lifestyle trends. Our founders, Hans and Florence Knoll, believed in the power of design to enhance people’s lives. Since our founding 80 years ago, Knoll has won a place in iconic settings and in museums worldwide, earning numerous design honors and awards. Today, we have an unsurpassed collection of classic products to introduce, and reintroduce, as well as groundbreaking new designs. We enjoy strong relationships with many of today’s celebrated furniture and industrial designers, and a reputation that attracts talented new designers. Together, we work with customers to create inspired settings for work, education, hospitality and living.
We focus on two distinct “to-the-trade” specifier markets, commercial and residential. Commercial, the largest portion of our business, is where we see strategic opportunities through the expansion of underpenetrated categories and ancillary markets. At the same time, in the residential market, we are expanding further into consumer and decorator channels worldwide. We reach customers primarily through a broad network of independent dealers and distribution partners, our direct sales force, our showrooms, and our online presence.
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

HOLLY HUNT®, known for high-quality residential furniture, lighting, rugs, textiles and leathers. HOLLY HUNT® includes Vladimir Kagan Design Group (“Vladimir Kagan”), a renowned collection of modern luxury furnishings.

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

Strategy
We draw on our constellation of businesses to provide products and designs that meet the needs of our customers. Our offerings range from our classic signature pieces to our ancillary products which include the Rockwell Unscripted collection by The Rockwell Group and in 2018, will include the product portfolio of our most recent acquisition of Muuto; from dramatic fabrics, to Filzfelt architectural products for acoustical control. We solve a variety of needs for each customer, and our goal for each engagement is to maximize the opportunity from the start. To that end, we have undertaken strategic programs to better synchronize our teams and resources to deliver a single compelling customer experience. We also are investing in systems and tools for our dealer partners to make it easier to do business with Knoll.
Our growth strategy also focuses on specific international markets where we can significantly build our share, such as Canada, Mexico, Europe, the Middle East, and selected underpenetrated areas across the globe where there is a concentration of discerning clients.
Office Segment
Maximizing the sales growth and profitability of Office, our largest segment, has been a continuing priority. With respect to growth in our Office segment, a variety of initiatives will contribute to making this growth possible: broadening our workplace products portfolio; enhancing strategic sales coverage, including a focus on global accounts; and strengthening our Knoll dealer distribution network. At the same time, we aim to increase profitability through operational improvements and investments in our infrastructure. Our lean manufacturing initiative, combined with continued modernization of our facilities, is allowing us to progressively deliver on this goal.
The commercial market has shifted dramatically in the last decade. As clients are readdressing the relationship between individual and collaborative workspaces, they are reducing the footprint of individual workstations and investing in more ancillary furniture. Knoll is committed to maintaining our leadership in open-plan workspaces and private offices, while inventing and innovating new ways for people to work. Our constellation of businesses positions us well to deliver in the evolving work environment, where people choose how and where they work throughout the day, as the traditional boundaries between residential and commercial products blur, and the importance of a total environment outshines any one particular element.
We are looking beyond traditional office product categories - systems, task seating and storage - to furniture for activity spaces and the in-between spaces where people meet. We believe that our success in our traditional office products gives us an advantage throughout the workplace. As we design new products suited to flexible spaces, we are also responding to demands at different price points with different materials and finishes. Our new Rockwell Unscripted collection, received enthusiastically at the 2016 NeoCon® national industry tradeshow, addresses the idea of a hospitality work experience. Rockwell Unscripted brings a sense of theater and play to the workplace, putting people at the center of the work life experience and creating a warm and welcoming place where people want to be. The collection encompasses six product categories ranging from seating and lounge to architectural walls and storage. It addresses those needs holistically for organizations that seek alternatives to the traditional workspace.
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
This approach has served as a catalyst for dealers to invest in their spaces. Their showrooms are becoming extensions of our own, offering not just product showcases but places to find new integrated solutions from all of Knoll, such as Filzfelt architectural solutions and coverings. Dealers help people to understand workplace needs and planning capabilities, and Knoll is providing more of the training and education that helps them add value and increase their profits when they sell Knoll.
Our principal Knoll Office product lines, described below, include systems furniture, seating, storage, tables, desks and KnollExtra® ergonomic accessories. The Office segment comprised approximately 60.3% of our sales in 2017, 62.8% of our sales in 2016, and 62.2% of our sales in 2015.

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
•Morrison ™
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
Our principal seating product lines include:
•Chadwick ™
•LIFE®
•Generation by Knoll®
•MultiGeneration by Knoll®
•ReGeneration by Knoll®
•Remix™
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
•Anchor™
•Calibre®
•Series 2™
•Template®
Desks and Tables
We offer collections of adjustable tables as well as meeting, conference, training, dining, stand-alone and table desks.

Our Tone™, Upstart® and Antenna® Simple Tables product lines include adjustable, work, meeting, conference and training tables. In 2014, we introduced Tone™, a comprehensive collection of height-adjustable tables compatible with the Dividends Horizon, Antenna Workspaces, and Reff Profiles systems. Tone™ features a wide range of support and adjustment options that integrate seamlessly with Knoll open plan, private office and activity spaces furniture, or are used independently to create flexible work areas. We also expanded the Reff Profiles product line with a series of meeting tables. Our k. stand height -adjustable tables which are easy to specify, assemble and use offer an expanded price point option for today's office needs.
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
Studio Segment
Our Studio segment is comprised of KnollStudio, HOLLY HUNT®, KnollEurope and DatesWeiser. The Studio portfolio includes lounge seating; side, cafe and dining chairs; barstools; and training, conference, dining and occasional tables. KnollStudio includes many of our best-known furnishings, making Knoll a renowned source of classic modern and contemporary design. HOLLY HUNT® designs, produces and showcases high quality products such as residential furniture, lighting, rugs, textiles and leathers. Our Knoll Europe business offers products designed specifically for the European market, in addition to many of our popular KnollStudio and Office products. DatesWeiser, designs and produces sophisticated meeting and conference area tables known for high quality and technological integration.
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
Our principal KnollStudio product lines include seating, lounge furniture, side, café and dining chairs as well as conference, training and occasional tables. While KnollStudio designs represent different viewpoints and eras, they all embrace a modernist aesthetic. As a result, designers can integrate our ensemble of products into harmonious and inspiring settings furnished entirely with Knoll. With the trend towards residentially-inspired workplaces, KnollStudio products have gained cross-over appeal between residential and commercial settings. KnollStudio offers unparalleled quality for workplaces, homes, hotels and restaurants, as well as government and educational institutions.
To expand our audiences, our flagship Knoll Showroom in New York City and our knoll.com website reach retail consumers and designers alike. Our Knoll Space retail sales program brings consumers the best of Knoll furnishings for their home and home office, through more than 50 specialty retailers and e-tailers, with collectively more than 90 locations in the United States and Canada.
PixelTM is one our most recent KnollStudio offerings. Introduced in 2015 as part of the KnollStudio line, Pixel is a comprehensive collection of flexible, architecturally-inspired meeting tables. Its intuitive Pixel Connect system and a patent-pending flip mechanism make it simple to attach, separate and nest tables for various meeting and training applications. Pixel received the 2015 Best of Neocon Gold award in its category.
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
DatesWeiser
Our Studio segment includes DatesWeiser which designs, produces, and showcases high-end contemporary conference room and client-facing furniture. DatesWeiser's customers tend to be within the high design luxury markets. DatesWeiser's product offerings are similar in nature to Studio NA, Europe and Holly Hunt and specializes in high-end, quality furniture to fill the luxury market need.
Studio accounted for approximately 30.1% of our sales in 2017, 27.8% of our sales in 2016, and 27.5% of our sales in 2015.
Coverings Segment
Our Coverings segment consists of KnollTextiles, Spinneybeck | FilzFelt, and Edelman Leather.
KnollTextiles continues to extend its distribution to reach new customers, notably through a KnollTextiles showroom in New York City's D&D building and through the knolltextiles.com website. Our KT Collection of upholstery marries classic modern design for everyday use, in a range of high performance patterns and textures at an affordable price. The company continues to win awards for its design excellence including Best of NeoCon® awards for eleven years running.
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
Edelman Leather offers beautiful, natural leathers by leveraging its US and London showrooms. Edelman successfully expanded beyond leather coverings in its Edelman showrooms by offering rug furnishings through its distribution partner Ruckstuhl, and in 2016 added Kyle Bunting, a unique Texas manufacturer of handcrafted, one-of-a-kind rugs. We are also developing new leather coverings for the hospitality business, offering quality within the financial constraints of today’s hotels and restaurants.
The Coverings segment accounted for approximately 9.6% of our sales in 2017, 9.4% of our sales in 2016, and 10.3% of our sales in 2015.
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

Our broad range of research, which explores the connection between workspace design and human behavior; health and performance; and the quality of the user experience, informs our product development initiatives. Our most recent research identified a new way to think about space, referred to as Immersive Planning, and contributed to the development of our most recent product launch - Rockwell Unscripted.
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
Research and development expenses, were $19.2 million for 2017, $21.7 million for 2016, and $20.7 million for 2015.
Sales and Distribution
We generate sales with our direct sales force and a network of independent dealers, primarily in the Office segment, who jointly market and sell our products. We generally rely on these independent dealers to also provide a variety of important specification, installation and after-market services to our clients. Our dealers generally operate under short-term (one to three year), non-exclusive agreements. Our Studio and Coverings segments market and sell products with their own internal sales force that often work closely with our Office sales force. We also sell our KnollStudio products through a network of independent retailers. HOLLY HUNT and Edelman both operate a network of showrooms to market and sell their products.
Our clients are typically Fortune 1000 companies, governmental agencies and other medium-to-large sized organizations in a variety of industries including financial, legal, accounting, education, healthcare and hospitality. Our Coverings segment also markets and sells products to private aviation, marine and luxury coach industries. Our direct sales force and independent dealers in North America work in close partnership with clients and design professionals to specify distinctive work environments. Our direct sales representatives, in conjunction with the independent dealers, sell to and call directly on key clients. Our independent dealers also call on many other medium and small sized clients to provide seamless sales support and client service. We have an over $11.5 billion installed base of office systems, which provides a strong platform for recurring and add-on sales. “Installed base” refers to the amount of office systems product we have sold in North America during the previous fifteen years.
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
We have aligned our sales force to target strategic areas of opportunity to include global accounts, health care, higher education and others. We have also placed sales representatives and technical specialists into certain dealerships to support programs such as Knoll Essentials, which is described below. We expanded our sales force by investing in a 15% increase to cover a more dispersed market which has shifted to include increased small to mid-size projects and fewer large projects.
In addition to coordinating sales efforts with the sales representatives, our dealers generally handle project management, installation and maintenance for client accounts after the initial product selection and sale. Although many of these dealerships also carry products of other manufacturers, they have agreed not to act as dealers for our principal direct competitors. We have not experienced significant dealer turnover. Our dealers' substantial commitment to understanding our product lines, and their strong relationships with us, serve to discourage dealers from changing vendor affiliations. We are not significantly dependent on any one dealer, the largest of which accounted for approximately 4.6%, 3.5%, and 4.3%, of our North American sales in 2017, 2016, and 2015, respectively.
As part of our commitment to building relationships with our dealers, we maintain the Knoll Essentials program. Knoll Essentials is a catalog program developed in response to dealer requests for a consolidated, user-friendly selling tool for day-to-day systems, seating, storage, and accessory products. The Knoll Essentials program includes dealer incentives to sell our products. We also employ a dedicated team of dealer sales representatives to work with our dealerships.
Sales to U.S. and state and local government agencies, respectively, aggregated approximately 4.1% and 6.0%, respectively, of our consolidated sales in 2017. The U.S. government typically can terminate or modify any of its contracts with us either for its convenience or if we default by failing to perform under the terms of the applicable contract.

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
The purchasing function in North America is centralized at the East Greenville facility for Office, KnollStudio, and Textiles. This centralization, and the close relationships with our primary suppliers, has enhanced our ability to realize purchasing economies of scale and implement “just-in-time” inventory practices. Steel, lumber, paper, paint, plastics, laminates, particleboard, veneers, glass, fabrics, leathers, upholstery filling material, aluminum extrusions and castings are used in our manufacturing process. Both domestic and overseas suppliers of these materials are selected based upon a variety of factors, with the price and quality of the materials and the supplier's ability to meet delivery requirements being primary factors in such selection. We do not generally enter into long-term supply contracts and, as a result, we can be vulnerable to fluctuations in the prices for these materials. No supplier is the only available source for a particular component or raw material. However, because of the specialization involved with some of our components, it can take a significant amount of time, money and effort to move to an alternate source.
Competition
The markets in which we compete are highly competitive. We compete on the basis of (i) product design, including performance, ergonomic and aesthetic features; (ii) product quality and durability; (iii) relationships with clients, architects and designers; (iv) strength of dealer and distributor network; (v) on-time delivery and service performance; (vi) commitment to environmental standards by offering products that help clients achieve LEED® certified facilities and minimize environmental impact; and (vii) price. We estimate our share of the North American office furniture market in 2017 and 2016 was 7.4% and 7.0%, respectively.
Some of our competitors, especially those in North America, are larger and have significantly greater financial, marketing, manufacturing and technical resources than us. Our most significant competitors in primary markets are Herman Miller, Inc., Steelcase, Inc., Haworth, Inc. and, to a lesser extent, Allsteel, Inc., an operating unit of HNI Corporation, and Teknion Corporation. These competitors have a substantial volume of furniture installed at businesses throughout North America, providing a continual source of demand for further products and enhancements. Moreover, the products of these competitors have strong acceptance in the marketplace. Despite our competitors strength in the marketplace, we believe that we have been able to compete successfully in the markets to date.
Competition in the Studio and Coverings segments are much more fragmented than in the Office segment. Our Studio and Coverings businesses serve the mid-to high-end of the market, but compete against many companies, none of which has a dominant market share.

Patents and Trademarks
We consider securing and protecting our intellectual property rights to be important to the business. We own approximately 49 active U.S. utility patents on various components used in our products and systems and approximately 101 active U.S. design patents. We also own approximately 371 patents in various foreign countries. The scope and duration of our patent protection varies throughout the world by jurisdiction and by individual product. In particular, patents for individual products extend for varying periods of time according to the date a patent application is filed, the date a patent is granted and the term of patent protection available in the jurisdiction granting the patent (generally 20 years from the date of filing in the U.S., for example). We believe that the duration of the applicable patents we are granted is adequate relative to the expected lives of our products. We own approximately 78 trademark registrations in the U.S., including registrations to the following trademarks, as well as related stylized depictions of the Knoll word mark: Knoll®, KnollExtra®, Knoll Luxe®, KnollStudio®, KnollTextiles®, Good Design Is Good Business®, Antenna®, Autostrada®, Calibre®, Currents®, Dividends®, Edelman® Leather, Modern Always®, Propeller®, Reff®, Sapper XYZ®, Spinneybeck® Leather, Toboggan®, Generation by Knoll®, Regeneration by Knoll®, MultiGeneration by Knoll®, Remix®, HOLLY HUNT®, GREAT OUTDOORS A HOLLY HUNT COLLECTION® and VLADIMIR KAGAN®.
We also own approximately 296 trademarks registered in foreign countries. The scope and duration of our trademark protection varies throughout the world, with some countries protecting trademarks only as long as the mark is used, and others requiring registration of the mark and the payment of registration (generally ten years from the date of filing in the U.S., for example). In order to protect the indefinite duration, we make filings to continue registration of our trademarks.
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

	United States	Canada	Europe	Mexico	Consolidated
2017
Sales	$977,669	$52,894	$100,233	$2,096	$1,132,892
Property, plant, and equipment, net	157,805	29,307	13,518	—	200,630
2016
Sales	$1,031,920	$36,813	$93,420	$2,139	$1,164,292
Property, plant, and equipment, net	157,856	26,452	12,776	—	197,084
2015
Sales	$979,221	$36,163	$89,058	$—	$1,104,442
Property, plant, and equipment, net	137,863	20,919	13,360	—	172,142

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
Employees
As of December 31, 2017, we employed a total of 3,402 people, consisting of 1,903 hourly and 1,499 salaried employees. The Grand Rapids, Michigan plant is the only unionized plant within North America and has an agreement with the Carpenters Union, Local 1615, of the United Brotherhood of Carpenters and Joiners of America, Affiliate of the Carpenters Industrial Council (the “Union”), covering approximately 203 hourly employees or 6.0% of the Company's labor force. The Collective Bargaining Agreement was entered into on May 1, 2015 and expires April 2018. From time to time, there have been unsuccessful efforts to unionize at our other North American locations. We believe that relations with our employees are good. Nonetheless, it is possible that our employees may continue attempts to unionize. Certain workers in the facilities in Italy are also represented by unions.
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
Our sales are significantly impacted by the level of corporate spending primarily in North America, which, in turn, is a function of the general economic environment. In a recessionary economy, business confidence, service-sector employment, corporate cash flows and non-residential commercial construction decrease, which typically leads to a decrease in demand for furniture and our other products. In addition, a recessionary economy may also result in saturation of the market by “just new” used office systems, leading to a decrease in demand for new office systems furniture. Sales of office systems, which have historically accounted for almost half of our revenues, represent longer term and higher cost investments for our clients. As a result, sales of office systems are more severely impacted by decreases in corporate spending than sales of seating, ancillary products, coverings, studio products, and demand for office systems typically takes longer to respond to an economic recovery.
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
Weakness in the economy or uncertainty in the financial markets may inhibit our ability to access capital and could be restricted at a time when we would like, or need, to access financial markets. In addition, interest rate fluctuations, financial market volatility or credit market disruptions may negatively affect our customers' and our suppliers' abilities to obtain credit to finance their businesses on acceptable terms. As a result, our customers' needs and abilities to purchase our products or services may decrease, and our suppliers may increase their prices, reduce their output or change their terms of sale. If our customers' or suppliers' operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, our customers may not be able to pay, or may delay payment of, accounts receivable owed to us, and our suppliers may restrict credit or impose different payment terms on us. Any inability of customers to pay us for our products and services, or any demands by suppliers for different payment terms, may adversely affect our earnings and cash flow.
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
The success of our business is highly dependent upon our ability to attract and retain qualified employees and upon the ability of our senior management and other key employees to implement our business strategy. We believe there are only a limited number of qualified executives in the industry in which we compete. The loss of the services of key members of our management team, including Andrew B. Cogan, our Chief Executive Officer, could harm our efforts to successfully implement our business strategy.
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
We rely on a network of independent dealers for the joint marketing of our products to small and mid-sized accounts, and to assist us in the marketing of our products to large accounts, particularly in the Office segment. We also rely upon these dealers to provide a variety of important specification, installation and after-market services to our clients. Our dealers operate, generally, under short-term, non-exclusive agreements. There is nothing to prevent our dealers from terminating their relationships with us. In addition, individual dealers may not continue to be viable and profitable and may suffer from the lack of available credit. While we are not significantly dependent on any single dealer, our largest dealer accounted for 4.6% of our North American sales in 2017; if dealers go out of business or are restructured, we may suffer losses as they may not be able to pay us for products previously delivered to them. The loss of a dealer relationship could also negatively affect our ability to maintain market share in the affected geographic market and to compete for and service clients in that market until a new dealer relationship is established. Establishing a viable dealer in a market can take a significant amount of time and resources. The loss or termination of a significant dealer or a significant number of dealer relationships could cause significant difficulties for us in marketing and distributing our products, resulting in a decline in our sales.
Currently, one of our largest clients is the U.S. government, a relationship that is subject to uncertain future funding levels and federal procurement laws and requires restrictive contract terms; any of these factors could curtail current or future business.
For the year ended December 31, 2017, we derived approximately 4.1% and 6.0% of our revenue from sales to U.S. and state and local government agencies, respectively. Our ability to compete successfully for and retain business with the U.S. government is highly dependent on cost-effective performance and compliance with complex procurement laws. Historically, federal procurement laws required government agencies to purchase furniture products from Federal Prison Industries, Incorporated. If these or similar laws would be re-instituted, it would make it more difficult for us to sell our furniture to agencies and departments of the U.S. government.

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
Historically, the majority of our revenues were derived from the sales of office systems in North America. We have pursued a strategy to diversify our sources of revenue and reduce our dependence on North American office system sales by, for example, growing our seating, international, ancillary and specialty businesses. While we believe that this strategy enables us to better maintain and grow our sales and profitability during cyclical ups and downs in the industry, there can be no assurance that this diversification strategy will be effective in achieving these goals. Our diversification strategy involves the continued expansion of our specialty businesses, and business growth internationally, which may expose us to business risks that we have not experienced. We also may incur significant costs in pursuing our diversification strategy, and those costs may not be fully offset by increased revenues associated with new business lines.
We operate with leverage, and a significant amount of cash will be required to service our indebtedness. Restrictions imposed by the terms of our indebtedness may limit our operating and financial flexibility.
As of December 31, 2017, we had total consolidated outstanding debt of approximately $192.0 million under our credit facility.
On January 22, 2018, we amended and extended our existing credit facility ("Existing Credit Facility"), dated May 20, 2014, with a new $750.0 million credit facility maturing on January 23, 2023, consisting of a revolving commitment in the amount of $400.0 million, a US Dollar term loan commitment in the amount of $250.0 million, and a multicurrency term loan commitment of €81.7 million. The Amended Credit Agreement ("Amended Credit Agreement") also includes an option to increase the size of the credit facility or incur incremental term loans by up to an additional $250.0 million, subject to the satisfaction of certain terms and conditions. The Amended Credit Agreement is described in more detail in "Capital Resources and Liquidity" under Item 7 as well as in Note 12, Indebtedness, and Note 21, Subsequent Events, to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.
At December 31, 2017, if we were to borrow the maximum available to us under Existing Credit Facility and those of our foreign subsidiaries, we would have total consolidated outstanding debt of approximately $459.6 million. The high level of our indebtedness could have important consequences to holders of our common stock, given that:
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
Our Amended Credit Agreement prevents us and our subsidiaries from incurring any additional indebtedness other than (i) borrowings under our existing credit facility; (ii) certain types of indebtedness that may be incurred subject to aggregate dollar limitations identified in the credit facility, including, without limitation, purchase money indebtedness and capital lease obligations, indebtedness incurred in connection with a permitted acquisition, and loans obtained through an expansion of the facility, all of which cannot exceed $250.0 million at any time, and (iii) other types of indebtedness that are not limited to specific dollar limitations, such as indebtedness incurred in the ordinary course of business and unsecured, subordinated indebtedness. The aggregate amount of indebtedness that we may incur pursuant to these exceptions is further limited by the financial covenants in our credit facility and, therefore, will depend on our future results of operations and cannot be determined at this time. As a result of the financial covenants, our capacity under our credit facility could be reduced if our trailing consolidated EBITDA (as defined by our credit agreement) declines due to deteriorating market conditions or poor performance. Furthermore, although we may incur unlimited amounts of certain types of indebtedness, subject to compliance with these financial covenants, the amount of indebtedness that we may be able to incur will depend on the terms on which such types of debt financing are available to us, if available at all.

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
In the future, any foreign currency appreciation relative to the U.S. dollar would increase our expenses that are denominated in that currency. Additionally, as we report currency in the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the Canadian dollar and the Euro. In addition, our January 2018 acquisition of Muuto will increase our foreign currency exchange rate exposure. Approximately 12.6% of our revenues in 2017 and 25.9% of our cost of goods sold in 2017 were denominated in currencies other than the U.S. dollar. From time to time, we review our foreign currency exposure and evaluate whether we should hedge our exposure.

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
Tax matters, including the changes in corporate tax rates, disagreements with taxing authorities and imposing of new taxes could impact our results of operations and financial condition.
Our effective tax rates, and tax payments, could be affected by numerous factors, including but not limited to entry into new geographies, changes to our existing business and operations, acquisitions, changes in our stock price, changes in our deferred tax assets and liabilities and the related valuation, and changes in relevant tax, accounting, and other laws, regulations, administrative practices, principles, and interpretations.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation under the Tax Cuts and Jobs Act (the "Tax Act") which represents a significant overhaul of the U.S. federal tax code. The Tax Act makes broad and complex changes to the U.S. tax code, including but not limited to reducing the U.S. federal corporate tax rate from 35% to 21%. The Tax Act requires judgments to be made in interpretation of the provisions of the Tax Act and significant estimates in the related calculations. The Department of Treasury, the Internal Revenue Service, and other standard-setting bodies have not implemented all relevant regulations or issued substantive guidance to-date; therefore, these standard-setting bodies could interpret or issue guidance on how provisions of the Tax Act will be applied that may differ from our current interpretation. We are continuing to evaluate the overall impact of this tax legislation on our operations and overall income tax position. See Note 17, Income Taxes, to the consolidated financial statements included in Item 8 for further discussion of the Tax Act.
We need to comply with new, evolving or revised tax laws and regulations. The enactment of or increases in tariffs, or other changes in application or interpretation of the Tax Act, or on specific products that we sell or with which our products compete, may have an adverse effect on our business or on results of operations.
Any attempt by the Administration to withdraw from or materially modify NAFTA and certain other international trade agreements could adversely affect our business, financial condition and results of operations.
A significant portion of our business activities are conducted in foreign countries, including Canada and Mexico. The current Administration has made comments suggesting that certain existing international trade agreements may change, including the North American Free Trade Agreement (“NAFTA”). At this time, it remains unclear what the new Administration will or will not do with respect to these international trade agreements. If the Administration takes action to withdraw from or materially modify NAFTA or certain other international trade agreements, our business, financial condition and results of operations could be adversely affected.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None
ITEM 2.    PROPERTIES
We operate over 3,976 thousand square feet of facilities, including manufacturing plants, warehouses and sales offices. Of these facilities, we own approximately 2,469 thousand square feet and lease approximately 1,507 thousand square feet. Our manufacturing plants are located in East Greenville, Pennsylvania, Grand Rapids and Muskegon, Michigan, Chicago, Illinois, Dallas, Texas, Toronto, Canada, and Foligno and Graffignana, Italy. The location, square footage, and use of the facilities as of December 31, 2017 are shown below.

Owned Locations	Square Footage (in thousands)		Use	Reporting Segment
East Greenville, Pennsylvania	735	(1)	Corporate Headquarters, Manufacturing, Warehouses, and Administration	Office, Studio and Coverings
Grand Rapids, Michigan	607	(1)	Manufacturing, Distribution, and Administration	Office
Toronto, Canada	386		Manufacturing, Distribution, Warehouses, and Administration	Office
Muskegon, Michigan	367	(1)	Manufacturing and Administration	Office
Foligno, Italy	259		Manufacturing, Distribution, Warehouses, and Administration	Studio
Graffignana, Italy	108		Manufacturing, Distribution, Warehouses, and Administration	Studio
Paris, France	7		Sales Offices	Studio

Leased Locations	Square Footage (in thousands)	Use	Reporting Segment
Miscellaneous Showrooms	424	Sales Offices	Office, Studio, and Coverings
Allentown, Pennsylvania	290	Warehouse, Distribution	Office and Studio
Toronto, Canada	180	Manufacturing, Warehouses, Distribution and Administration	Office
Bedford Park, Illinois	135	Warehouse, Distribution (Holly Hunt Enterprises)	Studio
Muskegon, Michigan	105	Manufacturing	Office
Buffalo, New York	89	Manufacturing and Administration (DatesWeiser)	Studio
New Milford, Connecticut	55	Manufacturing and Administration (Edelman Leather)	Coverings
Getzville, New York	45	Manufacturing and Administration (Spinneybeck)	Coverings
Knoll, Europe—various locations	41	Sales Offices, Administration, and Warehouses	Studio
East Greenville, Pennsylvania	40	Warehouses, Distribution	Office and Studio
Chicago, Illinois	34	Warehouse, Distribution (Holly Hunt Enterprises)	Studio
Dallas, Texas	30	Warehouse, Distribution (Holly Hunt Enterprises)	Studio
Chicago, Illinois	26	Administration (Holly Hunt Enterprises)	Studio
Clifton, New Jersey	13	Warehouse, Distribution (Holly Hunt Enterprises)	Studio
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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Dividend Policy
Our common stock has been listed on the New York Stock Exchange (“NYSE”) since December 14, 2004, the date of our initial public offering, under the symbol “KNL.” As of December 31, 2017, there were approximately 127 stockholders of record of our common stock.
The following table sets forth, for the periods indicated, high and low sales prices for the common stock as reported by the NYSE.

	High	Low
Fiscal year ended December 31, 2017
First quarter	$28.33	$22.10
Second quarter	$24.47	$19.32
Third quarter	$20.30	$16.57
Fourth quarter	$24.00	$19.58

	High	Low
Fiscal year ended December 31, 2016
First quarter	$21.93	$16.42
Second quarter	$25.46	$21.10
Third quarter	$26.76	$22.17
Fourth quarter	$28.40	$20.37
We declared and paid cash dividends of $0.60 per share for the years ended December 31, 2017 and 2016. On February 6, 2018, our board of directors declared a cash dividend of $0.15 per share on our common stock payable on March 31, 2018 to shareholders of record on March 15, 2018. The declaration and payment of future dividends is subject to the discretion of our board of directors and depends on various factors, including our net income, financial condition, cash requirements and future prospects and other factors deemed relevant by our board of directors. Our credit facility imposes restrictions on our ability to pay dividends, and thus our ability to pay dividends on our common stock will depend upon, among other things, our level of indebtedness at the time of the proposed dividend and whether we are in default under any of our debt obligations. Our ability to pay dividends will also depend on the requirements of any future financing agreements to which we may be a party. Our board of directors intends to evaluate our dividend policy quarterly in reference to these factors.
Performance Graph
The following line graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the Standard & Poor's 500 Stock Index and with the cumulative total return of a peer group of companies selected by us for the period commencing on December 31, 2012 and ending on December 31, 2017. Our share price at the beginning of the measurement period is $15.36 per share. The graph and table assume that $100 was invested on December 31, 2012 in each of our common stock, the stock of our peer group, and the S&P 500 Index, and that all dividends were reinvested. Our peer group is made up of six publicly-held companies, Herman Miller, Inc., Steelcase, Inc., HNI Corp, Kimball International Inc., Interface Inc., and Movado Group Inc. The stock performance on the graph below does not necessarily indicate future price performance.

$100 invested on 12/31/12 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	12/12	12/13	12/14	12/15	12/16	12/17
Knoll, Inc.	100.00	130.97	155.54	141.44	215.52	183.01
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
Peer Group	100.00	178.80	189.67	170.15	224.32	205.07
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

Issuer Purchases of Equity Securities
The following is a summary of share repurchase activity during the three months ended December 31, 2017.
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

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
October 1, 2017 - October 31, 2017	—		$—	—	$32,352,413
November 1, 2017 - November 30, 2017	—		$—	—	$32,352,413
December 1, 2017 - December 31, 2017	16,548	(2)	$22.90	—	$32,352,413
Total	16,548			—
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
(2) In December 2017, 35,139 shares of outstanding restricted stock vested. Concurrently with the vesting, 16,548 shares were forfeited by the holders of the restricted shares to cover applicable taxes paid on the holders' behalf by the Company.
ITEM 6.    SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes included elsewhere in this Form 10-K. The selected consolidated financial data for the years ended December 31, 2015, 2016 and 2017 and as of December 31, 2016 and 2017 are derived from our audited financial statements included elsewhere in this Form 10-K. The selected consolidated financial data for the years ended December 31, 2013 and 2014 and as of December 31, 2013, 2014 and 2015 are derived from our audited financial statements not included in this Form 10-K.

	Consolidated Statements of Operations and Comprehensive Income Data
	Years Ended December 31,
	(dollars in thousands, except per share data)
	2013	2014	2015	2016	2017
Sales	$862,252	$1,050,294	$1,104,442	$1,164,292	$1,132,892
Cost of sales	581,920	678,609	692,310	718,316	718,313
Gross profit	280,332	371,685	412,132	445,976	414,579
Selling, general and administrative expenses	224,915	286,801	299,476	309,668	305,992
Restructuring charges	5,104	1,532	896	—	2,150
Write-off of property, plant, and equipment	—	—	—	—	16,306
Intangible asset impairment charges	8,900	—	10,650	—	—
Pension settlement charge	—	6,509	—	—	2,162
Operating profit	41,413	76,843	101,110	136,308	87,969
Interest expense	5,941	7,378	6,865	5,405	7,483
Other expense (income), net	(3,430)	(6,285)	(9,174)	3,365	1,894
Income before income tax expense	38,902	75,750	103,419	127,538	78,592
Income tax (benefit) expense, net	15,718	29,165	37,471	45,424	(1,600)
Net earnings	$23,184	$46,585	$65,948	$82,114	$80,192
Net earnings attributable to Knoll, Inc. stockholders	$23,184	$46,585	$65,963	$82,084	$80,163
Per Share Data:
Earnings per share:
Basic	$0.49	$0.98	$1.38	$1.71	$1.66
Diluted	$0.49	$0.97	$1.36	$1.68	$1.63
Cash dividends declared per share:	$0.48	$0.48	$0.51	$0.60	$0.60
Weighted-average number of common shares outstanding:
Basic	46,916,845	47,346,532	47,746,707	48,093,294	48,422,558
Diluted	47,659,418	48,068,249	48,438,231	48,919,108	49,160,492

	Consolidated Balance Sheet Data:
	As of December 31,
	2013	2014	2015	2016	2017
	(in thousands)
Working capital	$66,827	$80,045	$92,732	$54,435	$55,190
Total assets	675,762	868,943	853,803	858,613	861,041
Total long-term debt, including current portion	173,000	258,000	219,718	218,383	191,048
Total liabilities	451,935	665,725	598,329	549,144	502,312
Total equity	223,827	213,218	255,474	309,469	358,729

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
Overview
We design, manufacture, market and sell high-end commercial and residential furniture, accessories, textiles, fine leathers and designer felt for the workplace and residential markets, as well as modern outdoor furniture. We work with clients to create inspired modern interiors. Our design-driven businesses share a reputation for high-quality and sophistication offering a diversified product portfolio that endures throughout evolving trends and performs throughout business cycles. Our products are targeted at the middle to upper-end of the market where we reach customers primarily through a broad network of independent dealers and distribution partners, our direct sales force, our showrooms, and our online presence.
Business Highlights
During the last decade we have diversified our sources of revenue among our varying operating segments. During 2017, approximately 40% of our sales and 74% of our profits came from outside of our Office segment. We continue to build Knoll with an eye toward what works for our customers and shareholders: a constellation of design-driven brands and people, working together with our clients to create inspired modern interiors combined with our disciplined approach to the management of our business has resulted in the creation of a singular entity.
Over time we believe our diversification efforts and strategy will continue to result in a more profitable and less cyclical enterprise. Knoll brands span commercial and residential applications with high design opportunities, and are heavily influenced by architect and designer specifiers. We are focused on targeting under-penetrated and emerging ancillary categories and markets as well as expanding our reach into residential and decorator channels around the world.

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
We are committed to building a more efficient and responsive customer centric service culture and technology infrastructure across our organization. Our capital expenditures are reflective of this commitment as we continued to invest in the business through technology infrastructure upgrades, continued investments in our manufacturing facilities focusing on lean initiatives and showroom presence.
Results of Operations
Comparison of Consolidated Results for the Years Ended December 31, 2017 and December 31, 2016

	Year Ended December 31,		2017 vs. 2016
	2017	2016	$ Change	% Change
	(Dollar in thousands)
Net Sales	$1,132,892	$1,164,292	$(31,400)	(2.7)%
Gross profit	414,579	445,976	(31,397)	(7.0)%
Operating profit	87,969	136,308	(48,339)	(35.5)%
Interest expense	7,483	5,405	2,078	38.4%
Other expense (income), net	1,894	3,365	(1,471)	(43.7)%
Income tax expense	(1,600)	45,424	(47,024)	(103.5)%
Net earnings	80,192	82,114	(1,922)	(2.3)%
Net earnings attributable to Knoll, Inc. stockholders	80,163	82,084	(1,921)	(2.3)%
Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$1.66	$1.71	$(0.05)	(2.9)%
Diluted	$1.63	$1.68	$(0.05)	(3.0)%
Statistical Data
Gross profit %	36.6%	38.3%
Operating profit %	7.8%	11.7%
Net Sales
Net sales for the year ended December 31, 2017 were $1,132.9 million, a decrease of $31.4 million, or 2.7%, from sales of $1,164.3 million for the year ended December 31, 2016. The decrease in sales was largely due to a $48.3 million decrease in Office sales driven by volume declines in both government and commercial sales, primarily in the first half of the year. The decrease in Office segment sales was partially offset by an increase in Studio segment sales. Studio sales increased $17.6 million, due primarily to growth from HOLLY HUNT® and Knoll Europe, as well as incremental sales from a full year of DatesWeiser acquired in December 2016.
Gross Profit
Gross profit for 2017 was $414.6 million, a decrease of $31.4 million, or 7.0%, from gross profit of $446.0 million in 2016. As a percentage of sales, gross profit decreased from 38.3% for 2016 to 36.6% for 2017. This decline is due primarily to lower fixed-cost leverage resulting from lower volume in the Office segment, as well as higher commodity inflation.
Operating Profit
Operating profit for 2017 was $88.0 million, a decrease of $48.3 million, or 35.5%, from operating profit of $136.3 million for 2016. Operating profit as a percentage of sales decreased from 11.7% in 2016 to 7.8% in 2017.

Selling, general, and administrative expenses for 2017 were $306.0 million, or 27.0% of sales, compared to $309.7 million, or 26.6% of sales, for 2016. In addition to selling, general and administrative expenses, operating expenses for 2017 included an asset impairment of $16.3 million, a pension settlement charge of $2.2 million, restructuring charges of $2.2 million, and acquisition costs of $0.5 million. The decrease in selling, general and administrative expenses was primarily related to lower incentive compensation due to decreased profitability, partially offset by increased sales headcount.
Interest Expense
Interest expense for 2017 was $7.5 million, an increase of $2.1 million from $5.4 million for 2016. The increase in interest expense was due primarily to a higher average outstanding debt balance, and increased interest rates during 2017. During 2017 and 2016, the Company's weighted average interest rates were approximately 2.4% and 2.0%, respectively.
Other Expense, net
Other expense in 2017 was $1.9 million compared to $3.4 million in 2016. Other expense in 2017 was related primarily to foreign exchange losses that resulted from the revaluation of intercompany balances between our US and foreign entities in both 2017 and 2016.
Income Tax (Benefit) Expense
The effective tax rate for 2017 was (2.0%) compared to 35.6% for 2016. The primary driver of the lower effective tax rate in 2017 was a $26.6 million benefit resulting from the impacts of the Tax Cuts and Jobs Act of 2017 ("Tax Act") being signed into law in December of 2017. Additional factors impacting the rate included the vesting of a large quantity of equity awards during the first quarter of 2017, and the reversal in the third quarter of 2017 of a valuation allowance against certain foreign jurisdiction deferred tax assets. In addition, our effective tax rate is directly affected by the mix of pretax income and the varying effective tax rates in the countries and states in which we operate.
Comparison of Consolidated Results for the Years Ended December 31, 2016 and December 31, 2015

	Year Ended December 31,		2016 vs. 2015
	2016	2015	$ Change	% Change
	(Dollar in thousands)
Sales	$1,164,292	$1,104,442	$59,850	5.4%
Gross profit	445,976	412,132	33,844	8.2%
Operating profit	136,308	101,110	35,198	34.8%
Interest expense	5,405	6,865	(1,460)	(21.3)%
Other income, net	3,365	(9,174)	12,539	(136.7)%
Income tax expense	45,424	37,471	7,953	21.2%
Net earnings	82,114	65,948	16,166	24.5%
Net earnings attributable to Knoll, Inc. stockholders	82,084	65,963	16,121	24.4%
Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$1.71	$1.38	$0.33	23.9%
Diluted	$1.68	$1.36	$0.32	23.5%
Statistical Data
Gross profit %	38.3%	37.3%
Operating profit %	11.7%	9.2%
Net Sales
Net sales for the year ended December 31, 2016 were $1,164.3 million, an increase of $59.9 million, or 5.4%, from sales of $1,104.4 million for the year ended December 31, 2015. The increase in sales was largely due to a $44.4 million increase in Office sales driven by continued growth in our core systems portfolio as well as an increase in complimentary products. While Coverings segment sales were slightly down compared to prior year, Studio segment sales increased $19.6 million, led by KnollStudio in North America and Europe.

Gross Profit
Gross profit for 2016 was $446.0 million, an increase of $33.8 million, or 8.2%, from gross profit of $412.1 million in 2015. Gross profit for 2015 includes a charge of $0.9 million due to the discontinuation of one of our seating products. As a percentage of sales, gross profit increased from 37.3% for 2015 to 38.3% for 2016. The improvement was driven mainly by the Office and Studio segments, where operating efficiencies and improved fixed-cost leverage from higher volumes were favorable.
Operating Profit
Operating profit for 2016 was $136.3 million, an increase of $35.2 million, or 34.8%, from operating profit of $101.1 million for 2015. Operating profit as a percentage of sales increased from 9.2% in 2015 to 11.7% in 2016. Operating profit for 2015 includes $11.5 million of restructuring and impairment charges.
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
Our Studio segment includes KnollStudio®, HOLLY HUNT®, Knoll Europe and DatesWeiser. KnollStudio products, include iconic seating, lounge furniture, side, cafe and dining chairs as well as conference, training and dining and occasional tables. HOLLY HUNT® is known for high quality residential furniture, lighting, rugs, textiles and leathers. In addition, HOLLY HUNT® also includes Vladimir Kagan Design Group, a renowned collection of modern luxury furnishings. Knoll Europe, which distributes both KnollStudio and Knoll Office products, manufactures and sells products to customers primarily in Europe. DatesWeiser, known for its sophisticated meeting and conference tables and credenzas, sets a standard for design, quality and technology integration.
Our Coverings segment includes KnollTextiles®, Spinneybeck® (including Filzfelt®), and Edelman® Leather. These businesses provide a wide range of customers with high-quality fabrics, felt, leather and related architectural products.
See Note 20 of our consolidated financial statements contained in this annual report on Form 10-K for further information regarding the business segments.
The comparisons of segment results found below present our segment information with Corporate costs excluded from operating segment results.
Comparison of Segment Results for the Years Ended December 31, 2017 and December 31, 2016

	Year Ended December 31,		2017 vs. 2016
	2017	2016	$ Change	% Change
	(Dollar in thousands)
SALES
Office	$682,936	$731,327	$(48,391)	(6.6)%
Studio	340,995	323,431	17,564	5.4%
Coverings	108,961	109,534	(573)	(0.5)%
Corporate	—	—	—	—%
Knoll, Inc.	$1,132,892	$1,164,292	$(31,400)	(2.7)%
OPERATING PROFIT
Office	$25,894	$73,871	$(47,977)	(64.9)%
Studio	51,136	53,413	(2,277)	(4.3)%
Coverings	24,623	25,953	(1,330)	(5.1)%
Corporate	(13,684)	(16,929)	3,245	15.1%
Knoll, Inc. (1)	$87,969	$136,308	$(48,339)	(35.5)%
_______________________________________________________________________________
(1) The Company does not allocate interest expense or other (income) expense, net to the reportable segments.
Office
Net sales for the Office segment in 2017 were $682.9 million, a decrease of $48.4 million, or 6.6%, when compared with 2016. This decrease in the Office segment for the year was due to declines in both government and commercial sales, primarily in the first half of the year. Operating profit for the Office segment in 2017 was $25.9 million, a decrease of $48.0 million, or 64.9%, when compared with 2016. The decrease in operating profit was primarily due to infrequent charges of $21.2 million which includes a $16.3 million asset impairment charge, a $2.2 million pension settlement charge, a $2.2 million restructuring charge and acquisition costs of $0.5 million.

Studio
Net sales for the Studio segment in 2017 were $341.0 million, an increase of $17.6 million, or 5.4%, when compared with 2016. The increase in the Studio segment was due primarily to growth from HOLLY HUNT® and Knoll Europe, as well as incremental sales from a full year of DatesWeiser. Operating profit for the Studio segment in 2017 was $51.1 million, a decrease of $2.3 million, or 4.3%, when compared with 2016.
Coverings
Net sales for the Coverings segment in 2017 were $109.0 million, a decrease of $0.6 million, or 0.5%, when compared with 2016. Continued year-over-year growth in Spinneybeck | FilzFelt sales, particularly in the architectural space, was offset by lower volume at KnollTextiles and Edelman. Operating profit for the Coverings segment in 2017 was $24.6 million, a decrease of $1.3 million, or 5.1%, when compared with 2016.
Corporate
Corporate costs in 2017 were $13.7 million, a decrease of $3.2 million, or 15.1%, when compared with 2016. The decrease was driven primarily by reduced costs associated with employee benefits and incentive compensation expense in 2017.
Comparison of Segment Results for the Years Ended December 31, 2016 and December 31, 2015

	Year Ended December 31,		2016 vs. 2015
	2016	2015	$ Change	% Change
	(Dollar in thousands)
SALES
Office	$731,327	$686,943	$44,384	6.5%
Studio	323,431	303,838	19,593	6.4%
Coverings	109,534	113,661	(4,127)	(3.6)%
Corporate	—	—	—	—%
Knoll, Inc.	$1,164,292	$1,104,442	$59,850	5.4%
OPERATING PROFIT
Office	$73,871	$55,823	$18,048	32.3%
Studio	53,413	47,952	5,461	11.4%
Coverings	25,953	17,273	8,680	50.3%
Corporate	(16,929)	(19,938)	3,009	15.1%
Knoll, Inc. (1)	$136,308	$101,110	$35,198	34.8%
_______________________________________________________________________________
(1) The Company does not allocate interest expense or other (income) expense, net to the reportable segments.
Office
Net sales for the Office segment in 2016 were $731.3 million, an increase of $44.4 million, or 6.5%, when compared with 2015. This increase in the Office segment for the year was led by continued growth in our core systems portfolio, as well as increases in complementary products. Operating profit for the Office segment in 2016 was $73.9 million, an increase of $18.0 million, or 32.3%, when compared with 2015. The increase in operating profit was driven by continuous improvement efficiencies and leveraging our fixed cost structure from higher volume. Operating profit for the Office segment in 2015 includes a $0.9 million seating product discontinuation charge and $0.5 million restructuring charges.
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
Liquidity and Capital Resources
The following table highlights certain key cash flows and capital information pertinent to the discussion that follows:

	2017	2016	2015
	(in thousands)
Cash provided by operating activities	$103,734	$104,295	$88,854
Capital expenditures, net	(40,587)	(40,105)	(41,901)
Purchase of businesses, net of cash acquired	—	(18,456)	(93,349)
Cash used in investing activities	(40,587)	(58,561)	29,610
Purchase of common stock for treasury	(10,950)	(5,464)	8,725
Proceeds from credit facilities	310,000	377,500	309,000
Repayment of credit facilities	(338,000)	(379,500)	345,000
Payment of dividends	(30,193)	(29,217)	24,364
Proceeds from issuance of common stock	601	2,847	5,756
Cash (used in) provided by financing activities	(74,542)	38,834	57,265
We have historically funded our business through cash generated from operations, supplemented by debt borrowings. Available cash is primarily used for our working capital needs, ongoing operations, capital expenditures, the payment of quarterly dividends, and the repurchase of shares. Our investment in capital expenditures shows our commitment to improving our operating efficiency, innovation and modernization, showroom investment, new product tooling, manufacturing equipment and technology infrastructure. During 2017, we made annual dividend payments of $0.60 per share, returning $29.0 million of cash to our shareholders. In addition to our quarterly dividend payments, we also paid accrued dividends on vested shares of $1.1 million.
Cash provided by operating activities was $103.7 million, $104.3 million, and $88.9 million in 2017, 2016 and 2015, respectively. For the year ended December 31, 2017, cash provided by operating activities consisted primarily of $80.2 million of net income and $38.0 million of various non-cash charges, including $26.6 million of depreciation and amortization, a $16.3 million asset impairment charge, and $9.6 million of stock based compensation, offset by $14.5 million of unfavorable changes in assets and liabilities primarily driven by $26.6 million benefit in current and deferred income taxes as a result of the 2017 Tax Cut and Jobs Act. For the year ended December 31, 2016, cash provided by operating activities consisted primarily of $82.1 million of net income and $69.0 million of various non-cash charges, including $26.0 million of deferred taxes driven by discretionary pension funding, $23.0 million of depreciation and amortization, and $10.5 million of stock based compensation, offset by $46.8 million of unfavorable changes in assets and liabilities primarily driven by our discretionary pension plan contribution during the year of $53.2 million.
For the year ended December 31, 2017, we used $40.6 million of cash for capital expenditures. During 2016, we used $40.1 million and $18.5 million of cash for capital expenditures and the purchase of businesses, respectively. The capital expenditures are reflective of our commitment to enhance and modernize our sales, manufacturing and information technology infrastructure. Acquisitions are reflective of our strategy of building our global capabilities as a singular resource for high-design workplaces and homes.
For the year ended December 31, 2017, we used cash of $30.2 million to fund dividend payments to shareholders, $10.9 million for share repurchases associated with the repurchase of shares used to offset the cost of employee tax withholdings, and $6.0 million of a contingent purchase price payment related to an earn-out for the HOLLY HUNT acquisition in 2014. For the year ended December 31, 2016 we used cash of $29.2 million to fund dividend payments to shareholders, $5.5 million for share repurchases associated with the repurchase of shares used to offset the cost of employee tax withholdings, and $5.0 million of a contingent purchase price payment related to the earn-out for the HOLLY HUNT acquisition.

As of December 31, 2017, we were in compliance with all covenants and conditions in our Existing Credit Facility and are currently in compliance with all covenants and conditions under our Amended Credit Agreement. We believe that existing cash balances and internally generated cash flows, together with borrowings available under our credit facility, will be sufficient to fund working capital needs, capital spending requirements, debt service requirements and dividend payments for at least the next twelve months. Future debt payments may be paid out of cash flows from operations, from future refinancing of our debt or from equity issuance.
On January 23, 2018, we amended and extended our Existing Credit Facility, dated May 20, 2014, with a new $750.0 million credit facility maturing on January 23, 2023. We use our credit facility in the ordinary course of business to fund our working capital needs and, at times, make significant borrowings and repayments under the facility depending on our cash needs and availability at such time. Borrowings under the Amended Credit Agreement may be repaid at any time, but no later than January 23, 2023.
The Amended Credit Agreement requires that we comply with two financial covenants, consolidated leverage ratio, defined as the ratio of total indebtedness to consolidated EBITDA (as defined in our credit agreement) and consolidated interest coverage ratio, defined as the ratio of our consolidated EBITDA (as defined in our credit agreement) to our consolidated interest expense. Our consolidated leverage ratio cannot exceed 4.25 to 1, an increase from our Existing Credit Facility at December 31, 2017 of 4.0 to 1, and our consolidated interest coverage ratio must be a minimum of 3.0 to 1. However, because of the financial covenant mentioned above, our capacity under our credit facility could be reduced if our trailing consolidated EBITDA (as defined by our credit agreement) declines due to deteriorating market conditions or poor performance. We are also required to comply with various other affirmative and negative covenants including, without limitation, covenants that prevent or restrict our ability to pay dividends, engage in certain mergers or acquisitions, make certain investments or loans, incur future indebtedness, engage in sale-leaseback transactions, alter our capital structure or line of business, prepay subordinated indebtedness, engage in certain transactions with affiliates and sell stock or assets.
Contractual Obligations
The following table summarizes our contractual cash obligations as of December 31, 2017 (in thousands):

	Payments Due by Period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Long-term debt (a)	$11,920	$188,456	$—	$—	$200,376
Operating leases	26,744	37,817	22,487	26,537	113,585
Purchase commitments	2,566	131	—	—	2,697
Pension and other post-employment benefit plan obligations (b)	231	—	—	—	231
Other liabilities (c)	1,100	—	—	—	1,100
Total *	$42,561	$226,404	$22,487	$26,537	$317,989
_______________________________________________________________________________
(a) Contractual obligations for long-term debt and short-term borrowings include principal and interest payments. Interest payments have been computed based on an estimated variable interest as of December 31, 2017. The estimated variable interest rate is based on the company's expected consolidated leverage ratio and the forecasted LIBOR rate for each period presented. The computation of interest, as included in the above table, is based on our Existing Credit Facility. See Notes to Consolidated Financial Statements, Note 21, Subsequent events, for information related to the Amended Credit Agreement entered into in January 2018.
(b) Due to the uncertainty of future cash outflows, contributions to the pension and other post-employment benefit plans subsequent to 2018 have been excluded from the table above.
(c) Other liabilities consists of contingent payouts due to DatesWeiser, which is based on the future performance of the businesses.
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
We assess whether goodwill impairment exists using both the qualitative and quantitative assessments. The qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If based on this qualitative assessment we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount or if we elect not to perform a qualitative assessment, a quantitative assessment is performed to determine whether a goodwill impairment exists at the reporting unit.
We compare the fair value of each reporting unit to its carrying value and if the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value, the difference is recorded as an impairment loss.

We estimate the fair value of its reporting units using a combination of the fair values derived from both the income approach and the market approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on our estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used to determine the present value of future cash flows is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the business's ability to execute on the projected cash flows. The market approach estimates fair value based on market multiples of revenue and earnings derived from comparable publicly-traded companies with similar operating and investment characteristics as the reporting unit.
We assess whether indefinite-lived intangible assets impairment exists using both the qualitative and quantitative assessments. The qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If based on this qualitative assessment, we determine it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount or if we elect not to perform a qualitative assessment, a quantitative assessment is performed to determine whether an indefinite-lived intangible asset impairment exists. We test the indefinite-lived intangible assets for impairment by comparing the carrying value to the fair value based on current revenue projections of the related operations, under the relief from royalty method. Any excess of the carrying value over the amount of fair value is recognized as an impairment. Any such impairment would be recognized in full in the reporting period in which it has been identified.
Based on the results of the annual impairment test as of October 1, 2017, we determined there were no indications of impairment for goodwill or indefinite-lived intangible assets.
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
We determine the expected long-term rate of return on plan assets based on aggregating the expected rates of return for each component of the plan's asset mix. We use historic plan asset returns combined with current market conditions to estimate the rate of return. The expected rate of return on plan assets is a long-term assumption and generally does not change annually. The discount rate reflects the market rate for high-quality fixed income debt instruments as of our annual measurement date and is subject to change each year. Holding all other assumptions constant, a one-percentage-point increase or decrease in the assumed rate of return on plan assets would decrease or increase 2017 net periodic pension expense by approximately $2.6 million. Likewise, a one-percentage-point increase or decrease in the discount rate would increase or decrease 2017 net periodic pension expense by approximately $0.6 million or $1.2 million, respectively.
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
Key assumptions that we use in determining the amount of the obligation and expense recorded for OPEB, under the appropriate accounting guidance, include the assumed discount rate and the assumed rate of increases in future health care costs. In estimating the health care cost trend rate, we consider actual health care cost experience, future benefit structures, industry trends and advice from our actuaries. We assume that the relative increase in health care costs will generally trend downward over the next several years, reflecting assumed increases in efficiency and cost-containment initiatives in the health care system. For purposes of measuring the benefit obligation associated with the Company's OPEB plans as of December 31, 2017, as well as the assumed rate for 2018, a between 5.60 - 7.20% annual rate of increase in the per capita cost of covered health care benefits was assumed and a 10.10% annual rate of increase in the per capita cost of covered prescription drug benefits was assumed. The rate was then assumed to decrease to an ultimate rate of 4.50% for 2025 and thereafter for the medical plan and prescription drug plan and thereafter for the benefit obligation. Increasing the assumed health care cost trend by one-percentage-point in each year would increase the benefit obligation as of December 31, 2017 by $0.01 million and increase the aggregate of the service and interest cost components of net periodic benefit cost for 2017 by a minimal amount. Decreasing the assumed health care cost trend rate by one percentage point in each year would decrease the benefit obligation as of December 31, 2017 by approximately $0.01 million and decrease the aggregate of the service and interest cost components of net periodic benefit cost for 2017 by a minimal amount.
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
On December 22, 2017, the U.S. government enacted comprehensive tax legislation under the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including but not limited to reducing the U.S. federal corporate tax rate from 35% to 21%. The Tax Act requires judgments to be made in interpretation of the provisions of the Tax Act and significant estimates in the related calculations. The Department of Treasury, the Internal Revenue Service, and other standard-setting bodies have not implemented all relevant regulations or issued substantive guidance to-date; therefore, they could interpret or issue guidance on how provisions of the Tax Act will be applied that is different from our current interpretation.

Furthermore, on December 22, 2017, SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) that allows registrants to record provisional amounts during a measurement period, which is not to extend beyond one year. Accordingly, amounts recorded may require further adjustments due to evolving analysis and interpretations of law and regulations, including interpretations of how accounting for income taxes should be applied. Consistent with SAB 118, we were able to make reasonable estimates and we have incorporated provisional amounts for the impact of the Tax Act.
At December 31, 2017, our deferred tax liabilities of $82.7 million exceeded deferred tax assets of $28.1 million by $54.5 million. At December 31, 2016, deferred tax liabilities of $121.7 million exceeded deferred tax assets of $44.9 million by $77.0 million. The decrease in deferred tax liabilities is primarily related to the impact of the Tax Act, resulting in a $26.6 million impact on our deferred tax balances in the fourth quarter of 2017.
Our deferred tax assets at December 31, 2017 and 2016 of $28.1 million and $44.9 million, respectively, are net of valuation allowances of $4.8 million and $6.2 million, respectively. We have recorded the valuation allowance primarily for net operating loss carryforwards in foreign tax jurisdictions where we have incurred historical tax losses from operations or acquired tax losses through acquisition, and have determined that it is more likely than not that these deferred tax assets will not be realized.
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
Derivative Financial Instruments
From time to time, we enter into foreign currency forward exchange contracts and foreign currency option contracts to manage our exposure to foreign exchange rates. The terms of these contracts are less than a year.
We do not hold or issue derivative financial instruments for trading or speculative purposes. We recognize derivatives as either assets or liabilities in the accompanying consolidated balance sheet and measures those instruments at fair value. Changes in the fair value of such contracts are reported in earnings as a component of “Other (income) expense, net.”
Stock-Based Compensation
We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We recognize compensation expense using the straight-line method over the vesting period. Compensation expense relating to restricted stock units that are subject to performance conditions is recognized if it is probable that the performance condition will be achieved. Forfeitures are recognized when they occur.
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
Restricted Stock and Restricted Stock Units
The fair value of restricted stock and restricted stock units, excluding market-based restricted stock units is based upon the closing market price of our common stock on the date of grant.
The fair value of the market-based restricted stock units is estimated at the date of grant using a Monte Carlo simulation model, which requires management to make certain assumptions based on both historical and current data. These awards vest based upon the performance of our stock price relative to a peer group. The assumptions included in the model include, but are not limited to, risk-free interest rate, expected volatility of our and the peer group's stock prices, and dividend yield. The risk-free rate is based upon the applicable U.S. Treasury Note rate. Expected volatility is estimated based on the historical volatility of our stock prices. The dividend yield is based on our historical data.

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
We also have risk in our exposure to certain materials and transportation costs. Steel, leather, wood products and plastics are all used in our products. For the year ended December 31, 2017, we estimated that materials inflation was approximately $6.7 million and transportation inflation was approximately $1.0 million. During 2016, we estimated that materials and transportation inflation were approximately $0.7 million and $0.1 million, respectively. We continue to work to offset price increases in raw materials and transportation through our global sourcing initiatives, cost improvements and price increases to our products.
Interest Rate Risk
We have variable rate debt obligations that are denominated in U.S. dollars. A change in interest rates will impact the interest costs incurred and cash paid on the variable rate debt. During 2017 and 2016, our weighted average interest rates were approximately 2.4% and 2.0%, respectively.
The following table summarizes our market risks associated with our debt obligations as of December 31, 2017. For debt obligations, the table presents principal cash flows and related average interest rates by year of maturity. Variable interest rates presented for variable-rate debt represent the average interest rates on our credit facility borrowings as of December 31, 2017.

	2018	2019	2020	2021	Thereafter	Total
	(in thousands)
Rate-Sensitive Liabilities
Long-term Debt:
Variable Rate Debt (a)	$11,920	$157,521	$—	$—	$—	$169,441
Variable Interest Rate	3.11%	3.58%	—%	—%	—%	3.35%

(a)	See Notes to Consolidated Financial Statements, Footnote 21. Subsequent events for information related to the Amended Credit Agreement entered into in January 2018.
The fair value of the Company's long-term debt approximates its carrying value, as the variable rate debt and the associated terms are comparable to market terms as of the balance sheet date.
For each period presented, the average interest rate is based on an estimated variable interest rate as of December 31, 2017. The estimated variable interest rate is based on the Company's expected consolidated leverage ratio, and the forecasted LIBOR rate and commitment fees for each period presented. The computation of interest, as included in the above table, is based on our Amended and Restated Credit Agreement, dated May 20, 2014.
An increase in our effective interest rate of 1% would increase annual interest expense by approximately $1.9 million. We will continue to review our exposure to interest rate fluctuations and evaluate whether we should manage such exposure through derivative transactions.
Foreign Currency Exchange Rate Risk
We manufacture our products in the United States, Canada and Italy, and sell our products primarily in those markets as well as in other European countries. Our foreign sales and certain expenses are transacted in foreign currencies. Our production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. Additionally, as our reporting currency is the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the Canadian dollar and the Euro. Approximately 12.6% and 11.4% of our revenues in 2017 and 2016, respectively, and 25.9% and 26.6% of our cost of goods sold in 2017 and 2016, respectively, were denominated in currencies other than the U.S. dollar. Foreign currency exchange rate fluctuations resulted in $1.8 million of translation losses and $3.7 million of translation losses for 2017 and 2016, respectively.
From time to time, we enter into foreign currency hedges to manage our exposure to foreign exchange rates. The terms of these contracts are typically less than a year. Changes in the fair value of such contracts are reported in earnings in the period the value of the contract changes. The net gain or loss upon settlement and the change in fair value of outstanding contracts is recorded as a component of other expense (income).

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Knoll, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Knoll, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company‘s auditor since 1996.

Philadelphia, Pennsylvania
February 27, 2018

KNOLL, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$2,203	$9,854
Customer receivables, net of allowance for doubtful accounts of $4,039 and $8,059, respectively	86,687	84,425
Inventories	144,945	142,072
Prepaid expenses	29,272	27,461
Other current assets	15,163	12,996
Total current assets	278,270	276,808
Property, plant, and equipment, net	200,630	197,084
Goodwill	142,113	141,391
Intangible assets, net	238,581	241,870
Other noncurrent assets	1,447	1,460
Total Assets	$861,041	$858,613
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$10,000	$10,000
Accounts payable	108,922	97,518
Other current liabilities	104,158	114,855
Total current liabilities	223,080	222,373
Long-term debt	181,048	208,383
Deferred income taxes	54,671	76,854
Post-employment benefits other than pensions	3,575	5,124
Pension liability	21,671	17,428
Other noncurrent liabilities	18,267	18,982
Total liabilities	502,312	549,144
Commitments and contingent liabilities
Equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 65,460,014 shares issued and 49,339,552 shares outstanding (including 841,610 non-voting restricted shares and net of 16,120,462 treasury shares) at December 31, 2017 and 64,741,648 shares issued and 49,096,290 shares outstanding (including 993,962 non-voting restricted shares and net of 15,645,358 treasury shares) at December 31, 2016	493	491
Additional paid-in capital	54,455	55,148
Retained earnings	347,304	297,011
Accumulated other comprehensive loss	(43,774)	(43,403)
Total Knoll, Inc. stockholders' equity	358,478	309,247
Noncontrolling interests	251	222
Total equity	358,729	309,469
Total Liabilities and Equity	$861,041	$858,613

See accompanying notes to the consolidated financial statements.

KNOLL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(dollars in thousands, except share and per share data)

	Years ended December 31,
	2017	2016	2015
Sales	$1,132,892	$1,164,292	$1,104,442
Cost of sales	718,313	718,316	692,310
Gross profit	414,579	445,976	412,132
Selling, general, and administrative expenses	305,992	309,668	299,476
Restructuring charges	2,150	—	896
Write-off of property, plant, and equipment	16,306	—	—
Intangible asset impairment charge	—	—	10,650
Pension settlement charge	2,162	—	—
Operating profit	87,969	136,308	101,110
Interest expense	7,483	5,405	6,865
Other expense (income), net	1,894	3,365	(9,174)
Income before income tax expense	78,592	127,538	103,419
Income tax (benefit) expense, net	(1,600)	45,424	37,471
Net earnings	80,192	82,114	65,948
Net earnings (loss) attributable to noncontrolling interests	29	30	(15)
Net earnings attributable to Knoll, Inc. stockholders	$80,163	$82,084	$65,963

Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$1.66	$1.71	$1.38
Diluted	$1.63	$1.68	$1.36
Weighted-average number of common shares outstanding:
Basic	48,422,558	48,093,294	47,746,707
Diluted	49,160,492	48,919,108	48,438,231

Net earnings	$80,192	$82,114	$65,948
Other comprehensive income (loss):
Pension and other post-employment liability adjustment, net of tax	(5,239)	(6,573)	11,945
Foreign currency translation adjustment	4,868	488	(16,581)
Total other comprehensive (loss), net of tax	(371)	(6,085)	(4,636)
Total comprehensive income	79,821	76,029	61,312
Comprehensive income (loss) attributable to noncontrolling interests	29	30	(15)
Comprehensive income attributable to Knoll, Inc. stockholders	$79,792	$75,999	$61,327

See accompanying notes to the consolidated financial statements.

KNOLL, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Knoll, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2014	$487	$41,143	$204,063	$(32,682)	$213,011	$207	$213,218
Net earnings	—	—	65,963	—	65,963	(15)	65,948
Other comprehensive loss	—	—	—	(4,636)	(4,636)	—	(4,636)
Shares issued for consideration:
Exercise of stock options	4	5,652	—	—	5,656	—	5,656
Income tax effect from the exercise of stock options and vesting of equity awards	—	826	—	—	826	—	826
Shares issued under stock incentive plan	1	(1)	—	—	—	—	—
Shares issued to Board of Directors in lieu of cash	—	100	—	—	100	—	100
Stock-based compensation	—	8,166	—	—	8,166	—	8,166
Cash dividend ($0.51 per share)	—	—	(25,079)	—	(25,079)	—	(25,079)
Purchase of common stock	(4)	(8,721)	—	—	(8,725)	—	(8,725)
Balance at December 31, 2015	$488	$47,165	$244,947	$(37,318)	$255,282	$192	$255,474
Net earnings	—	—	82,084	—	82,084	30	82,114
Other comprehensive loss	—	—	—	(6,085)	(6,085)	—	(6,085)
Shares issued for consideration:
Exercise of stock options	2	2,770	—	—	2,772	—	2,772
Shares issued under stock incentive plan	3	(3)	—	—	—	—	—
Shares issued to Board of Directors in lieu of cash	—	75	—	—	75	—	75
Stock-based compensation	—	10,603	(134)	—	10,469	—	10,469
Cash dividend ($0.60 per share)	—	—	(29,886)	—	(29,886)	—	(29,886)
Purchase of common stock	(2)	(5,462)	—	—	(5,464)	—	(5,464)
Balance at December 31, 2016	$491	$55,148	$297,011	$(43,403)	$309,247	$222	$309,469
Net earnings	—	—	80,163	—	80,163	29	80,192
Other comprehensive loss	—	—	—	(371)	(371)	—	(371)
Shares issued for consideration:
Exercise of stock options	—	472	—	—	472	—	472
Shares issued under stock incentive plan	7	(3)	—	—	4	—	4
Shares issued to Board of Directors in lieu of cash	—	125	—	—	125	—	125
Stock-based compensation	(1)	9,659	—	—	9,658	—	9,658
Cash dividend ($0.60 per share)	—	—	(29,870)	—	(29,870)	—	(29,870)
Purchase of common stock	(4)	(10,946)	—	—	(10,950)	—	(10,950)
Balance at December 31, 2017	$493	$54,455	$347,304	$(43,774)	$358,478	$251	$358,729

See accompanying notes to the consolidated financial statements.

KNOLL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$80,192	$82,114	$65,948
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation	22,749	19,071	17,364
Amortization expense (including deferred financing fees)	3,954	3,954	3,915
Provision for deferred taxes	(19,634)	26,016	158
Inventory obsolescence	1,882	2,376	2,656
Loss on disposal of property, plant and equipment	212	5	1,229
Unrealized foreign currency losses (gains)	1,297	827	(8,789)
Stock-based compensation	9,658	10,469	8,166
Intangible asset impairment charge	—	—	10,650
Non-cash write-off of property, plant and equipment	16,306	—	—
Bad debt and customer claims	1,616	6,303	1,477
Changes in assets and liabilities, net of effects of acquisitions:
Customer receivables	(5,500)	26,591	(4,292)
Inventories	(4,045)	(2,157)	(4,481)
Accounts payable	12,120	4,591	(26,253)
Current income taxes	(7,011)	(6,871)	675
Prepaid and other current assets	(3,350)	(13,815)	(5,425)
Other current liabilities	(4,813)	(3,430)	22,937
Other noncurrent assets and liabilities	(1,899)	(51,749)	2,919
Cash provided by operating activities	103,734	104,295	88,854
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(40,587)	(40,105)	(29,610)
Purchase of businesses, net of cash acquired	—	(18,456)	—
Cash used in investing activities	(40,587)	(58,561)	(29,610)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from credit facility	310,000	377,500	309,000
Repayment of credit facility	(338,000)	(379,500)	(345,000)
Payment of financing fees	—	—	(10)
Payment of dividends	(30,193)	(29,217)	(24,364)
Proceeds from the issuance of common stock	601	2,847	5,756
Purchase of common stock for treasury	(10,950)	(5,464)	(8,725)
Contingent purchase price payment	(6,000)	(5,000)	(5,000)
Tax benefit from the exercise of stock options and vesting of equity awards	—	—	826
Cash used in financing activities	(74,542)	(38,834)	(67,517)
Effect of exchange rate changes on cash and cash equivalents	3,744	(1,238)	(6,556)
Net (decrease) increase in cash and cash equivalents	(7,651)	5,662	(14,829)
Cash and cash equivalents at beginning of year	9,854	4,192	19,021
Cash and cash equivalents at end of year	$2,203	$9,854	$4,192

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,605	$5,228	$6,168

See accompanying notes to the consolidated financial statements.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
Knoll, Inc. and its subsidiaries (the “Company” or “Knoll”) are engaged in the design, manufacture, market and sale of high-end furniture products and accessories, for both workplace and residential markets, as well as modern outdoor furniture. The Company is also engaged in the sale of fine leather, textiles, and felt, focusing on the middle to high-end segments of the market. The Company primarily operates in the United States (“U.S.”), Canada and Europe, and sells its products primarily through a broad network of independent dealers and distribution partners, through a direct sales force, through its showrooms, and online.
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results may differ from such estimates.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and highly liquid investments with maturities of three months or less at the date of purchase.
Revenue Recognition
The Company recognizes revenue when performance obligations under the terms of a contract with our customer are satisfied. This occurs when the control of the goods and services have been transferred to the customer. Accordingly, revenue for sale of goods is typically recognized upon shipment or delivery depending on the shipping terms of the underlying contract. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. The amount of consideration received and revenue recognized varies with changes in returns, rebates, cash sales incentives and other allowances offered to customers based on the company's experience. The Company may receive deposits from customers before revenue is recognized, thus resulting in the recognition of a contract liability (customer deposits). Sales tax, value added tax, and other taxes that are collected concurrent with revenue-producing activities are excluded from revenue.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts for losses associated with accounts receivable balances that are estimated to be uncollectible. The allowance is determined through an analysis of the aging of accounts receivable and assessments of risk that are based on historical trends. The Company evaluates the past-due status of its customer receivables based on the contractual terms of sale. If the financial condition of the Company's customers were to deteriorate, additional allowances may be required. Accounts receivable and corresponding allowance for doubtful accounts are written off when the Company determines that the likelihood of recovery is remote and the Company no longer intends to expend resources to attempt collection.
Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. The Company adjusts for inventory that it believes is impaired or obsolete. Obsolescence occurs as the result of several factors, including the discontinuance of a product line, changes in product material specifications, replacement products in the marketplace and other competitive influences.
Property, Plant, and Equipment
Property, plant, and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The useful lives are as follows:

Category	Useful Life (in years)
Leasehold improvements (1)	Various
Buildings	45-60
Office equipment	3-10
Software	3-10
Machinery and equipment	4-12
(1) Useful lives for leasehold improvements are amortized over the shorter of the economic lives or the term of the lease.
Maintenance and repairs are expensed as incurred. Interest on capital projects is capitalized during the construction period.
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
The Company assesses whether goodwill impairment exists using both the qualitative and quantitative assessments. The qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If based on this qualitative assessment the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if the Company elects not to perform a qualitative assessment, a quantitative assessment is performed to determine whether a goodwill impairment exists at the reporting unit.
In 2017, in accordance with ASU 2017-04, the Company conducted the goodwill impairment test using the simplified test. The Company compares the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

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
The Company assesses whether indefinite-lived intangible assets impairment exists using both the qualitative and quantitative assessments. The qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If based on this qualitative assessment, the Company determines it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount or if the Company elects not to perform a qualitative assessment, a quantitative assessment is performed to determine whether an indefinite-lived intangible asset impairment exists. The Company tests the indefinite-lived intangible assets for impairment by comparing the carrying value to the fair value based on current revenue projections of the related operations, under the relief from royalty method. Any excess of the carrying value over the amount of fair value is recognized as an impairment. Any such impairment is recognized in the reporting period in which it has been identified.
Finite-lived intangible assets such as customer relationships, non-compete agreements, and licenses are amortized over their estimated useful lives. The Company reviews the carrying values of these assets for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted estimated cash flows expected to result from its use and eventual disposition. The Company continually evaluates the reasonableness of the useful lives of these assets.
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
Research and Development Costs
Research and development costs are expensed as incurred, and are included as a component of selling, general, and administrative expenses. Research and development expenses, were $19.2 million for 2017, $21.7 million for 2016, and $20.7 million for 2015.
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

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

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
The Tax Cuts and Jobs Act of 2017 (“Tax Act”), as signed by the President of the United States on December 22, 2017, significantly revises U.S. tax law. The law includes significant changes to the U.S. corporate income tax system, including a Federal corporate rate reduction from 35% to 21%, limitations on the deductibility of interest expense and executive compensation, and the transition of U.S. international taxation from a worldwide tax system to a territorial tax system. This change may result in a U.S. tax liability on those earnings which have not previously been repatriated to the U.S., with future foreign earnings potentially not subject to U.S. income taxes when repatriated. The Company is assessing the impact of the enacted tax law on its business and its consolidated financial statements and has recorded a provisional tax benefit of $26.6 million primarily related to the remeasurement of its deferred tax assets and liabilities for the reduced federal tax rates and impact of the one-time transition tax during the period ending December 31, 2017.
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
Warranty
The Company generally offers an assurance-type warranty for its products. The specific terms and conditions of those warranties vary depending upon the product sold. The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company's warranty liability include historical product-failure experience and estimated repair costs for identified matters. The Company regularly assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

Concentration of Credit Risk
The Company's accounts receivables are comprised primarily of amounts due from independent dealers and direct customers. The Company monitors and manages the credit risk associated with the individual dealers and direct customers. The independent dealers are responsible for assessing and assuming the credit risk of their customers, and may require their customers to provide deposits or other credit enhancement measures. Historically the Company has had a concentration of federal and local government receivables; however, they carry minimal credit risk.
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
Stock-Based Compensation
The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company recognizes compensation expense using the straight-line method over the vesting period. Compensation expense relating to restricted stock units that are subject to performance conditions is recognized if it is probable that the performance condition will be achieved. Forfeitures are recognized when they occur.
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
The fair value of the market-based restricted stock units is estimated at the date of grant using a Monte Carlo simulation model, which requires management to make certain assumptions based on both historical and current data. These awards vest based upon the performance of the Company's stock price relative to a peer group. The assumptions included in the model include, but are not limited to, risk-free interest rate, expected volatility of the Company's and the peer group's stock prices, and dividend yield. The risk-free rate is based upon the applicable U.S. Treasury Note rate. Expected volatility is estimated based on the historical volatility of the companies' stock prices. The dividend yield is based on the Company's historical data.
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

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

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
In accordance with the appropriate accounting guidance, the Company has recognized the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligation) of the defined benefit pension and OPEB plans in the consolidated balance sheets. To record the unfunded status of the plans, the Company recorded an additional liability and an adjustment to accumulated other comprehensive loss, net of tax. Other changes in the benefit obligation including net actuarial loss (gain) and prior service cost (credit) are recognized in other comprehensive income.
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
As of December 31, 2015, the Company changed the method it uses to estimate the interest cost component of net periodic benefit cost for pension and other post-employment benefits. This change resulted in a decrease in the interest cost component for 2016 and 2017, compared to the previous method. Historically, the Company estimated the interest cost component utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. The Company has elected to utilize a full yield curve approach in the estimation of this component by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The Company has made this change to provide a more precise measurement of interest cost by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. As this change is treated as a change in estimate inseparable from a change in accounting principle, historical measurements of interest cost are not affected. This change in estimate reduced the Company's annual net periodic benefit expense in 2017 and 2016 by approximately $1.9 million and $2.7 million, respectively.
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

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

Corporate costs represent the accumulation of unallocated costs relating to shared services and general corporate activities including, but not limited to, legal expenses, acquisition expenses, certain finance, human resources, administrative and executive expenses and other expenses that are not directly attributable to an operating segment. Dedicated, direct selling, general and administrative expenses of the segments are included within segment operating profit. Management regularly reviews the costs included in the Corporate function, and believes disclosing such information provides more visibility and transparency of how the chief operating decision maker reviews the results for the Company.
New Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This ASU supersedes the revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance.
The standard provides a five step model to be applied to all contracts with customers, with an underlying principle that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2017 and interim periods therein.
The Company has completed its assessment of the impact of the new standard and will adopt the new standard effective January 1, 2018, using the modified retrospective transition method. The adoption of the new standard is not expected to have a material impact on the financial position of the Company, the results of its operations and its cash flows and the Company’s internal controls over financial reporting. The new standard further requires quantitative and qualitative disclosures about the Company’s contracts with customers. The Company will report the new disclosures required by the standard within the Form 10-Q for the interim period ending March 31, 2018.
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
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the accounting for goodwill impairment by removing the second step of the goodwill impairment test that requires a hypothetical purchase price allocation. Under the new guidance, goodwill impairment will be measured and recognized as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill allocated to the reporting unit. The revised guidance does not affect the reporting entity’s ability to first assess qualitative factors by reporting unit to determine whether it is necessary to perform the quantitative goodwill impairment test. The guidance is effective for goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company early adopted ASU 2017-04 in 2017. The adoption did not impact the consolidated financial statements.
In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715). The new standard improves the presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new standard will require all components of the Company's net periodic benefit cost (income), with the exception of service cost, currently reported within selling, general and administrative expenses, to be reclassified and reported within other expense. The adoption of the standard will impact the Company's Statement of Operations by retrospectively reclassifying net periodic benefit income of $7.4 million and $5.8 million in 2017 and 2016, respectively, from Selling, general and administrative to Other expense (income), net.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

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
On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. Subsequently the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provides guidance regarding situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with the SAB 118, the Company has made a reasonable estimate of the effects on its existing deferred tax balances and the one-time transition tax. The ultimate impact of the Tax Act may differ from this estimate, possibly materially, due to changes in interpretations and assumptions, and guidance that may be issued and actions the Company may take in response to the Tax Act. The Tax Act is highly complex and the Company will continue to assess the impact that various provisions will have on the business and the consolidated financial statements.
3. ACQUISITIONS
On September 9, 2016, Holly Hunt Enterprises, Inc. (“HOLLY HUNT®”) completed the acquisition of Vladimir Kagan Design Group (“Vladimir Kagan”), known for its elegant, mid-century and contemporary designs. The aggregate purchase price for the acquisition was $8.5 million. The purchase price was funded from borrowings under the Company's revolving credit facility. The Company recorded the acquisition of Vladimir Kagan using the acquisition method of accounting and recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The results of operations of Vladimir Kagan have been included in the Company's Studio segment beginning September 9, 2016.
On December 1, 2016, the Company completed the acquisition of DatesWeiser Furniture Corporation (“DatesWeiser”), a designer and manufacturer of contemporary wood conference and meeting room furniture. The aggregate purchase price for the acquisition was $11.0 million, plus certain contingent payouts of up to $4.0 million in the aggregate based on the future performance of the business. The purchase price was funded from borrowings under the Company's revolving credit facility. The Company recorded the acquisition of DatesWeiser using the acquisition method of accounting and recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The results of operations of DatesWeiser have been included in the Company's Studio segment beginning December 1, 2016.
The results of Vladimir Kagan and DatesWeiser in 2016, as well as pro forma financial information, have not been presented as the financial impact of these acquisitions are not considered material for the year ended December 31, 2016.
4. RESTRICTED CASH
Included in the Company's consolidated balance sheets in cash and cash equivalents is restricted cash of $0.1 million as of December 31, 2017 and 2016, respectively. This restricted cash primarily represents a bond held in the United Kingdom in order to defer the payment of duties on imports into the United Kingdom.
5. INVENTORIES
Information regarding the Company's inventories is as follows (in thousands):

	December 31,
	2017	2016
Raw materials	$58,725	$60,217
Work-in-process	6,943	7,186
Finished goods	79,277	74,669
	$144,945	$142,072

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

6. PROPERTY, PLANT, AND EQUIPMENT, NET
Information regarding the Company's property, plant and equipment is as follows (in thousands):

	December 31,
	2017	2016
Land	$12,489	$11,930
Leasehold improvements	54,995	46,125
Buildings	67,465	63,749
Office equipment	18,193	14,440
Software	40,378	20,910
Machinery and equipment	243,939	232,777
Construction-in-progress	32,481	55,890
Property, plant and equipment	469,940	445,821
Accumulated depreciation	(269,310)	(248,737)
Property, plant, and equipment, net	$200,630	$197,084
During 2017, 2016 and 2015, the Company capitalized interest of approximately $0.8 million, $0.7 million and $0.3 million, respectively.
During the fourth quarter of 2017, the Company completed a global design review of the next phases of its enterprise resource planning system implementation. Through this review, the Company identified certain software items that were no longer useful to the future phases of the enterprise resource planning system. As a result, the Company recorded a $16.3 million write-off of capitalized software costs, previously included in construction-in-progress.
7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Information regarding the Company's other intangible assets are as follows (in thousands):

	December 31, 2017			December 31, 2016
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Indefinite-lived intangible assets:
Tradenames	$225,600	$—	$225,600	$225,600	$—	$225,600
Finite-lived intangible assets:
Various	34,585	(21,604)	12,981	34,585	(18,315)	16,270
Total	$260,185	$(21,604)	$238,581	$260,185	$(18,315)	$241,870
Based on the results of the annual impairment test as of October 1, 2017 and 2016, the Company determined there were no indications of impairment for goodwill or indefinite-lived intangible assets. Based on the results of the annual impairment test as of October 1, 2015, the Company determined that the Edelman Leather tradename was impaired as the estimated fair value of the Edelman Leather tradename was less than its respective carrying amount. The decline in the fair value of the Edelman Leather tradename was primarily the result of weaker than expected revenue performance in 2015 and a corresponding reduction of future revenue expectations. These revenue reductions were primarily a result of lower sales to private aviation customers. The fair value of the Edelman Leather tradename was estimated to be $6.5 million, resulting in a non-cash pre-tax impairment charge of $10.7 million during the fourth quarter of 2015. The impairment charge was separately disclosed in the consolidated statements of operations. These fair value measurements fell within Level 3 of the fair value hierarchy as described in Note 2. A significant decline in expected revenue or a change in the discount rate may result in future impairment charges. Edelman Leather is included within the Company’s Coverings Segment.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

The Company's amortization expense related to finite-lived intangible assets was $3.3 million, $3.3 million, and $3.2 million for the years ended December 31, 2017, 2016, and 2015, respectively. The expected amortization expense based on the finite-lived intangible assets as of December 31, 2017 is as follows (in thousands):

Estimated Amortization
2018	$2,495
2019	2,290
2020	2,216
2021	2,103
2022	1,808
The changes in the carrying amount of goodwill by reportable segment are as follows (in thousands):

	Office Segment	Studio Segment	Coverings Segment	Total
Balance as of December 31, 2016	$35,701	$68,731	$36,959	$141,391
Foreign currency translation adjustment	519	—	—	519
Purchase accounting adjustment	—	203	—	203
Balance as of December 31, 2017	$36,220	$68,934	$36,959	$142,113
8. OTHER CURRENT LIABILITIES
Information regarding the Company's other current liabilities is as follows (in thousands):

	December 31,
	2017	2016
Accrued employee compensation	$41,144	$46,508
Customer deposits	30,484	31,216
Warranty	9,174	8,906
Contingent consideration	1,100	7,100
Other	22,256	21,125
Other current liabilities	$104,158	$114,855

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

9. LEASES
The Company has commitments under operating leases for certain machinery and equipment as well as manufacturing, warehousing, showroom and other facilities used in its operations. Some of the leases contain renewal provisions and generally require the Company to pay certain operating expenses, including utilities, insurance and taxes, which are subject to escalation. At times the Company enters into lease agreements which contain a provision for cash abatements related to certain leasehold improvements. These abatements are recognized on a straight-line basis as a reduction to rent expense over the lease term. The unamortized portions as of December 31, 2017 and 2016 were $5.9 million and $5.2 million, respectively. Total rent expense for 2017, 2016, and 2015 was $28.9 million, $29.8 million, and $28.6 million, respectively. Future minimum rental payments required, excluding maintenance and other miscellaneous charges, under those operating leases are as follows (in thousands):

Future Minimum Rental Payments
2018	$26,744
2019	20,849
2020	16,968
2021	11,959
2022	10,528
Subsequent years	26,537
Total minimum lease payments	$113,585
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
During 2017, the Company did not make any contributions to the union or nonunion pension plans. During 2016, the Company contributed $9.0 million and $43.0 million in discretionary contributions to the union and nonunion pension plans, respectively.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

The following table sets forth a reconciliation of the related benefit obligation and plan assets related to the benefits provided by the Company (in thousands):

	Pension Benefits		Other Benefits
	2017	2016	2017	2016
Change in projected benefit obligation:
Projected benefit obligation at beginning of the period	$280,193	$273,809	$5,736	$6,294
Service cost	700	1,870	—	—
Interest cost	9,455	9,662	173	196
Plan amendments	—	—	(1,317)	(998)
Participant contributions	—	—	206	206
Actuarial (gain) loss	27,925	7,207	(284)	1,076
Benefits paid	(19,586)	(11,943)	(708)	(1,038)
(Gain) related to settlement	(472)	—	—	—
Administrative expenses paid	(2,649)	(412)	—	—
Projected benefit obligation at end of the period	$295,566	$280,193	$3,806	$5,736
Accumulated benefit obligation at end of the period	$295,566	$280,193	$—	$—
Change in plan assets:
Fair value of plan assets at beginning of the period	$263,027	$210,556	$—	$—
Actual return on plan assets	33,103	11,662	—	—
Employer contributions	—	53,164	502	832
Participant contributions	—	—	206	206
Actual expenses paid	(2,649)	(412)	—	—
Benefits paid	(19,586)	(11,943)	(708)	(1,038)
Fair value of plan assets at the end of period	$273,895	$263,027	$—	$—
Funded status	$(21,671)	$(17,166)	$(3,806)	$(5,736)
Assumptions used in computing the benefit obligation as of December 31, 2017 and 2016 were as follows:

	Pension Benefits		Other Benefits
	2017	2016	2017	2016
Discount rate	3.70 - 3.77%	4.16 - 4.25%	2.48 - 3.66%	2.35 - 4.20%
Expected return on plan assets	7.10%	7.10%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

The following table presents the fair value of the Company's pension plan investments as of December 31, 2017 and 2016 (in thousands):

	Level 1	Level 2	Level 3	Total
Equity Securities
U.S. equity securities	$—	$75,944	$—	$75,944
Non-U.S. equity securities	—	37,042	—	37,042
Debt Securities
Fixed income funds and cash investment funds	123,867	37,042	—	160,909
December 31, 2017	$123,867	$150,028	$—	$273,895

Equity Securities
U.S. equity securities	$103,649	$—	$—	$103,649
Non-U.S. equity securities	36,936	—	—	36,936
Debt Securities
Fixed income funds and cash investment funds	122,442	—	—	122,442
December 31, 2016	$263,027	$—	$—	$263,027
See Note 2 of the consolidated financial statements for the description of the levels of the fair value hierarchy.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

The following table sets forth the consolidated balance sheets presentation for components relating to the Company's pension and OPEB plans (in thousands):

	Pension Benefits		Other Benefits
	2017	2016	2017	2016
Amounts recognized in the consolidated balance sheets consist of:
Current liabilities	$—	$—	$(231)	$(612)
Noncurrent liabilities	(21,671)	(17,166)	(3,575)	(5,124)
Net amount recognized	$(21,671)	$(17,166)	$(3,806)	$(5,736)
Amounts recognized in accumulated other comprehensive income (loss) before taxes:
Net actuarial loss (gain)	$60,256	$50,327	$1,015	$1,302
Prior service cost (credit)	—	—	(3,310)	(3,477)
Net amount recognized	$60,256	$50,327	$(2,295)	$(2,175)
The following table sets forth other changes in the benefit obligation recognized in other comprehensive income for the Company's pension and OPEB plans (in thousands):

	Pension Benefits		Other Benefits
	2017	2016	2017	2016
Net actuarial loss (gain)	$12,794	$10,326	$(227)	$581
Prior service (credit)	—	—	(1,400)	(998)
Amortization of:
Prior service credit	—	—	1,485	1,120
Actuarial (loss) gain	(704)	(492)	(3)	248
Loss recognized related to settlement	(2,162)	—	—	—
Total recognized in OCI	$9,928	$9,834	$(145)	$951
The net actuarial losses of $12.8 million and $10.3 million for the pension plans in 2017 and 2016, respectively, were mainly due to decreases in discount rates over the course of both 2017 and 2016.
The following table sets forth the estimated net actuarial loss and prior service credit for the Company's pension and OPEB plans included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2018 (in thousands):

	Pension Benefits	Other Benefits
	2018	2018
Prior service credit	—	730
Actuarial (loss) gain	(1,465)	71
Total recognized in OCI	$(1,465)	$801

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

The following table sets forth the components of the net periodic benefit cost for the Company's pension and OPEB plans (in thousands):

	Pension Benefits			Other Benefits
	2017	2016	2015	2017	2016	2015
Service cost	$700	$1,870	$7,457	$—	$—	$5
Interest cost	9,455	9,662	12,350	173	196	289
Expected return on plan assets	(18,444)	(14,782)	(14,455)	—	—	—
Amortization of prior service cost (credit)	—	—	—	(1,485)	(1,120)	(852)
Recognized actuarial loss (gain)	704	492	6,311	3	(248)	(144)
Settlement and curtailment related expense (1)	2,162	—	—	—	—	—
Net periodic benefit (income) cost	$(5,423)	$(2,758)	$11,663	$(1,309)	$(1,172)	$(702)
_______________________________________________________________________________
(1) The pension settlement charge was related to cash payments from lump sum elections made by employees affected by the restructuring activities in the second quarter of 2017.
Assumptions used to determine net periodic benefit cost for the years ended December 31, 2017, 2016, and 2015 were as follows:

	Pension Benefits			Other Benefits
	2017	2016	2015	2017	2016	2015
Discount rate	3.80 - 4.25%	4.55 - 4.65%	4.18 - 4.54%	2.35 - 4.20%	2.30 - 4.51%	1.69 - 4.20%
Expected return on plan assets	7.10%	7.10%	7.10%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	2.50%	N/A	N/A	N/A
The expected long-term rate of return on assets is based on management's expectations of long-term average rates of return to be earned on the investment portfolio. In establishing this assumption, management considers historical and expected returns for the asset classes in which the plan assets are invested.
For purposes of measuring the benefit obligation associated with the Company's OPEB plans as of December 31, 2017, as well as the assumed rate for 2018 the following rates were assumed to affect the per capita costs of the following covered benefits:

	Benefit obligation		Net periodic benefit cost
	2017	2025 and thereafter	2017	2023 - 2024
Healthcare	5.60 - 7.20%	4.50%	5.80 - 6.20%	4.50%
Prescription drug	10.10%	4.50%	11.10%	4.50%
The effect on benefit obligation of increasing/decreasing the healthcare cost trend rate and aggregate service and interest cost components by 1% is shown as follows for 2017 (in thousands):

	Accumulated Post-employment Benefit Obligation	Aggregate service and interest cost components
Increase	$9	$1
Decrease	8	1

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

The Company's pension plans' weighted-average asset allocations as of December 31, 2017 and 2016, by asset category were as follows:

	Plan Assets at December 31,
	2017	2016
Asset Category:
Temporary investment funds	1%	1%
Equity investment funds	41%	53%
Fixed income funds	58%	46%
Total	100%	100%
The Company's pension plans' investment policy includes an asset mix based on the Company's risk posture. The investment policy follows a glide path approach that shifts a higher portfolio weighting to fixed income as the funded status increases. The investment policy states a target allocation based on the plans’ funded status of approximately 46% equity funds and 54% fixed income funds. Inclusion of the fixed income assets is to hedge risk associated with the plans’ liabilities along with providing potential growth through income. These assets should primarily invest in fixed income instruments of the U.S. Treasury and government agencies and investment-grade corporate bonds. The equity fund investments can consist of broadly diversified domestic equity, international equity, fixed income (return seeking), alternative investments, commodities, and real estate assets. The purpose of these assets is to provide the opportunity for capital appreciation, income, and the ability to diversify investments. A mix of mutual funds, ETF’s, and separate accounts are used as the plans' investment vehicles with clearly stated investment objectives and guidelines, as well as offer competitive long-term results.
The Company expects to contribute $0.2 million to its OPEB plans in 2018. Currently, no contributions are expected in 2018 for the Company's pension plans. Estimated future benefit payments under the pension and OPEB plans are as follows (in thousands):

	Pension Benefits	Other Benefits
2018	$18,944	$231
2019	19,012	235
2020	19,416	234
2021	19,460	241
2022	19,468	240
2023 - 2027	89,456	1,243
The Company also sponsors 401K retirement savings plans for all U.S. associates. Under the 401K retirement savings plans, participants may defer a portion of their earnings up to the annual contribution limits established by the Internal Revenue Service. The Company's total expense under the 401K plans for U.S. employees was $5.5 million for 2017, $9.8 million for 2016 and $5.6 million for 2015. Employees of the Canadian, Belgium and United Kingdom operations also participate in defined contribution pension plans sponsored by the Company. The Company's expense related to these plans for 2017, 2016, and 2015 was $1.0 million, $1.0 million, and $1.0 million, respectively.
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
DECEMBER 31, 2017

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table represents the assets and liabilities, measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Fair Value as of December 31, 2017				Fair Value as of December 31, 2016
Liabilities:	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Contingent purchase price payment - Holly Hunt	$—	$—	$—	$—	$—	$—	$6,000	$6,000
Contingent purchase price payment - DatesWeiser	—	—	1,100	1,100	—	—	1,100	1,100
Total	$—	$—	$1,100	$1,100	$—	$—	$7,100	$7,100
Pursuant to the agreement governing the acquisition of HOLLY HUNT®, the Company was required to make annual contingent purchase price payments. The payouts were based upon HOLLY HUNT® reaching an annual net sales target, for each year through 2016, and were paid out on or around February 20 of the following calendar year. The Company classified this as a Level 3 measurement and was required to remeasure this liability at fair value on a recurring basis. The fair value of such contingent purchase price payments, totaling $16.0 million, was determined at the time of acquisition based upon net sales projections for HOLLY HUNT® for 2014, 2015, and 2016. The Company paid the remaining $6.0 million contingent purchase price in 2017, as a result of HOLLY HUNT® achieving the 2016 net sales targets.
Pursuant to the agreement governing the acquisition of DatesWeiser, the Company may be required to make annual contingent purchase price payments. The payouts are based upon DatesWeiser reaching an annual net sales target, for each year through 2020. The fair value measurement is based on significant inputs that are unobservable in the market and thus represents a Level 3 measurement. The Company is required to remeasure this liability at fair value on a recurring basis. The fair value of such contingent purchase price payments, totaling $1.1 million, was determined at the time of acquisition based upon net sales projections for DatesWeiser for 2017, 2018, 2019 and 2020 and a discount rate of 10%. Excluding the initial recognition of the liability for the contingent purchase price payments and payments made to reduce the liability, any changes in the fair value will be included within selling, general and administrative expenses. The maximum amount of possible future contingent payments under the agreement as of December 31, 2017 are $3.0 million.
There were no additional assets and/or liabilities recorded at fair value on a recurring basis as of December 31, 2017 or 2016.
Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
There were no assets and/or liabilities remeasured to fair value on a nonrecurring basis as of December 31, 2017 or 2016 and for the years then ended.
12. INDEBTEDNESS
The Company's long-term debt is summarized as follows (in thousands):

	December 31,
	2017	2016
Balance of revolving credit facility	$27,000	$45,000
Balance of term loan	165,000	175,000
Total long-term debt	192,000	220,000
Less: Current maturities of long-term debt	10,000	10,000
Less: Deferred financing fees, net	952	1,617
Long-term debt	$181,048	$208,383
At December 31, 2017 and 2016, the Company's interest rates were approximately 2.4% and 2.0%, respectively.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

Credit Facilities
The following revolving credit facilities were in place at December 31, 2017 and 2016 (in thousands):

			December 31, 2017			December 31, 2016
	Expiration Date	Capacity	Borrowed	Letter of Credit	Unused capacity	Borrowed	Letter of Credit	Unused capacity
Revolving credit facility	May 20, 2019	$300,000	$27,000	$5,367	$267,633	$45,000	$5,766	$249,234
On May 20, 2014, the Company amended and restated its existing credit facility, dated February 3, 2012, with a new $500.0 million credit facility, consisting of a revolving commitment (revolving credit facility) in the amount of $300.0 million and a term loan commitment in the amount of $200.0 million (“Existing Credit Facility”). The Existing Credit Facility also included an option to increase the size of the revolving credit facility or incur incremental term loans by up to an additional $200.0 million, subject to the satisfaction of certain terms and conditions.
Borrowings under the revolving credit facility may be repaid at any time, but no later than the maturity date on May 20, 2019. Obligations under the Existing Credit Facility are secured by a first priority security interest in (i) the capital stock of certain present and future subsidiaries (with limitations on foreign subsidiaries) and (ii) all present and future property and assets of the Company (with various limitations and exceptions). The Company retains the right to terminate or reduce the size of the revolving credit facility at any time. Borrowings under the term loan facility are due in equal quarterly installments of $2.5 million, with the remaining borrowings due on the maturity date.
Interest on revolving credit and term loans will accrue, at the Company’s election, at (i) the Eurocurrency Rate (as defined in the Existing Credit Facility), plus additional percentage points based on the Company’s leverage ratio or (ii) the Base Rate (a rate based on the higher of (a) the prime rate announced from time-to-time by Bank of America, N.A., (b) the Federal Reserve System’s federal funds rate, plus .50% or (c) the Eurocurrency Rate plus 1.00%; Base Rate is defined in detail in the Amended Credit Agreement), plus additional percentage points based on the Company’s leverage ratio.
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
The Existing Credit Facility requires the Company to comply with various affirmative and negative covenants, including without limitation (i) covenants to maintain a minimum specified interest coverage ratio and maximum specified net leverage ratio, and (ii) covenants that prevent or restrict the Company’s ability to pay dividends, engage in certain mergers or acquisitions, make certain investments or loans, incur future indebtedness, engage in sale-leaseback transactions, alter its capital structure or line of business, prepay subordinated indebtedness, engage in certain transactions with affiliates and sell stock or assets. The Company was in compliance with the Existing Credit Facility covenants at December 31, 2017.
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
Deferred Financing Fees
Deferred financing fees, net of accumulated amortization, totaled $1.0 million and $1.6 million as of December 31, 2017 and 2016, respectively. Amortization expense related to the deferred financing fees, included in interest expense, was $0.7 million for each of the years ended December 31, 2017, 2016 and 2015, respectively.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

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
Collective Bargaining
At December 31, 2017, the Company employed a total of 3,402 people. Approximately 9.0% of the total number of employees are represented by unions globally. The Grand Rapids, Michigan Plant is the only unionized plant within North America and has an agreement with the Carpenters Union, Local 1615, of the United Brotherhood of Carpenters and Joiners of America, Affiliate of the Carpenters Industrial Council, covering approximately 203 hourly employees or 6% of the labor force. The Collective Bargaining Agreement expires April 2018. Approximately 104 workers in Italy are also represented by state-sponsored unions. The union contracts under which these Italian workers are represented expire in 2018.
Warranty
The Company provides for estimated product warranty expenses when related products are sold and are included within other current liabilities. Because warranty estimates are forecasts that are based on the best available information, primarily historical claims experience, future warranty claims may differ from the amounts provided.
Changes in the warranty reserve are as follows (in thousands):

	2017	2016	2015
Balance, beginning of the year	$8,906	$8,513	$8,180
Provision for warranty claims	7,099	6,792	7,249
Warranty claims paid	(6,735)	(6,272)	(6,801)
Foreign currency translation adjustment	(96)	(127)	(115)
Balance, end of the year	$9,174	$8,906	$8,513
14. STOCK PLANS
As of December 31, 2017, the Company sponsors three stock incentive plans under which awards denominated or payable in shares, units or options to purchase shares of Knoll common stock may be granted to officers, certain other employees, directors and consultants of the Company. The following table summarizes the Company approved plans, the number of shares authorized to be issued and the number of shares available to be issued as of December 31, 2017:

	Authorized for issue	Available for issue
2010 Stock Incentive Plan	2,000,000	29,157
2013 Stock Incentive Plan	2,000,000	1,007,793
Total available for issuance		1,036,950
The Compensation Committee of the Company's Board of Directors, has sole discretion concerning administration of the plans including selection of individuals to receive awards, types of awards, the terms and conditions of the awards and the time at which awards will be granted.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

Restricted Shares and Restricted Stock Units
The Company awards restricted shares and restricted stock units to employees, as well as non-employee directors, under various plans. The restrictions on these awards generally lapse between three and four years from the date of the awards. The Company records expense for restricted shares and restricted stock units awards in an amount equal to the fair market value of the underlying awards on the grant date of the award, over the period the awards lapse. The following table shows the details for each of the 2015, 2016 and 2017 restricted shares and restricted stock units grants:

Grant Date	Number of restricted shares and restricted stock units	Weighted-Average Grant Date Fair Value	Vesting	Vesting Period
2015 grants	146,000	$21.64	Cliff - Subject to service conditions	Three Years
	22,360	$21.31	Graded - Subject to service conditions	Three Years
	73,000	$21.64	Cliff - Subject to service and performance conditions	Three Years
	73,000	$14.62	Cliff - Subject to service and market conditions	Three Years
Total 2015 grants	314,360

2016 grants	283,000	$18.69	Cliff - Subject to service conditions	Three Years
	30,632	$18.28	Graded - Subject to service conditions	Three Years
	163,509	$18.81	Cliff - Subject to service and performance conditions	Three Years
	109,000	$12.65	Cliff - Subject to service and market conditions	Three Years
Total 2016 grants	586,141

2017 grants	277,250	$22.80	Cliff - Subject to service conditions	Three - Four Years
	24,488	$22.87	Graded - Subject to service conditions	Three Years
	147,938	$22.77	Cliff - Subject to service and performance conditions	Three Years
	98,625	$15.86	Cliff - Subject to service and market conditions	Three Years
Total 2017 grants	548,301
The following table summarizes the Company's restricted stock activity during the year:

	Restricted Stock	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2016	993,962	$18.00
Granted	301,738	22.80
Forfeited	(61,480)	20.88
Vested	(392,610)	16.07
Outstanding at December 31, 2017	841,610	$20.41

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

The following table summarizes the Company's restricted stock units activity during the year:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value	Restricted Stock Units Performance Based	Weighted-Average Grant Date Fair Value	Restricted Stock Units Market Based	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2014	80,000	$14.04	323,083	$17.36	103,437	$8.18
Granted	—	—	73,000	21.64	73,000	12.14
Forfeited	—	—	(15,625)	15.92	(15,625)	8.93
Vested	(35,000)	14.04	—	—	—	—
Outstanding at December 31, 2015	45,000	$14.04	380,458	$18.28	160,812	$10.12
Granted	—	—	163,509	18.81	109,000	13.02
Forfeited	—	—	(8,862)	17.93	(7,203)	11.42
Vested	(15,000)	14.04	—	—	—	—
Outstanding at December 31, 2016	30,000	$14.04	535,105	$18.45	262,609	$11.96
Granted	—	—	147,938	22.77	98,625	15.86
Forfeited	—	—	(39,347)	21.03	(28,657)	13.83
Vested	(15,000)	14.04	(316,210)	17.70	(95,869)	8.97
Outstanding at December 31, 2017	15,000	$14.04	327,486	$20.44	236,708	$14.40
Stock Options
The following table summarizes the Company's stock option activity for the preceding three years.

	Number of Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	647,671	$15.37	2.16	$4,016,809
Exercised	(377,671)	$14.98		$2,496,218
Outstanding at December 31, 2015	270,000	$15.93	1.44	$1,203,600
Exercised	(202,500)	$13.69		$1,597,398
Outstanding at December 31, 2016	67,500	$22.64	0.68	$357,225
Exercised	(22,500)	$20.97		$147,760
Expired	(45,000)	$23.47		$—
Outstanding at December 31, 2017	—	$—		$—
Exercisable at December 31, 2017	—	$—		$—
A summary of the status of the Company's non-vested options as of December 31, 2017 and 2016, and changes during the year ended December 31, 2017, is presented below.

	Number of Options	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2016	4,000	$6.26
Vested	(4,000)	$6.26
Non-vested at December 31, 2017	—	$—
The total fair value of options vested during 2017, 2016 and 2015 were less than $0.1 million, respectively.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

Total Awards
Compensation costs related to stock-based compensation for the years ended December 31, 2017, 2016, and 2015 totaled $9.6 million pre-tax ($6.1 million after-tax), $10.5 million pre-tax ($6.8 million after-tax), and $8.3 million pre-tax ($5.3 million after-tax), respectively, and are included within selling, general, and administrative expenses.
At December 31, 2017, the total compensation cost related to non-vested awards not yet recognized equaled $12.2 million for restricted stock awards and restricted stock units, with zero costs related to non-vested stock options. The weighted-average remaining period over which the cost is to be recognized is 1.5 years.
15. STOCKHOLDERS' EQUITY
Preferred Stock
The Company's Certificate of Incorporation authorizes the issuance of 10,000,000 shares of preferred stock with a par value of $1.00 per share. Subject to applicable laws, the Board of Directors is authorized to provide for the issuance of preferred shares in one or more series, for such consideration and with designations, powers, preferences and relative, participating, optional or other special rights and the qualifications, limitations or restrictions thereof, as shall be determined by the Board of Directors. There was no preferred stock outstanding as of December 31, 2017, 2016 or 2015.
Common Stock
The following table demonstrates the change in the number of shares of common stock outstanding during the years ended December 2017, 2016, and 2015 (excludes non-voting restricted shares).

Shares outstanding as of December 31, 2014	47,487,510
Purchase of common stock	(260,088)
Shares issued under stock incentive plan, net of awards surrendered to pay applicable taxes	218,458
Exercise of stock options	377,671
Shares issued to Board of Directors in lieu of cash	4,528
Shares outstanding as of December 31, 2015	47,828,079
Purchase of common stock	(123,577)
Shares issued under stock incentive plan, net of awards surrendered to pay applicable taxes	192,050
Exercise of stock options	202,500
Shares issued to Board of Directors in lieu of cash	3,276
Shares outstanding as of December 31, 2016	48,102,328
Purchase of common stock	(17,445)
Shares issued under stock incentive plan, net of awards surrendered to pay applicable taxes	385,037
Exercise of stock options	22,500
Shares issued to Board of Directors in lieu of cash	5,522
Shares outstanding as of December 31, 2017	48,497,942
Treasury Stock
As of December 31, 2017 and 2016, the Company held 16,120,462 and 15,645,358 treasury shares, respectively. The Company records repurchases of its common stock for treasury at cost.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	Beginning Balance	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Ending Balance
December 31, 2015
Pension and other post-employment liability adjustment	$(34,777)	$19,728	$(7,783)	$11,945	$(22,832)
Foreign currency translation adjustment	2,095	(16,581)	—	(16,581)	(14,486)
Accumulated other comprehensive income (loss)	$(32,682)	$3,147	$(7,783)	$(4,636)	$(37,318)
December 31, 2016
Pension and other post-employment liability adjustment	$(22,832)	$(10,785)	$4,212	$(6,573)	$(29,405)
Foreign currency translation adjustment	(14,486)	488	—	488	(13,998)
Accumulated other comprehensive income (loss)	$(37,318)	$(10,297)	$4,212	$(6,085)	$(43,403)
December 31, 2017
Pension and other post-employment liability adjustment	$(29,405)	$(9,783)	$4,544	$(5,239)	$(34,644)
Foreign currency translation adjustment	(13,998)	4,868	—	4,868	(9,130)
Accumulated other comprehensive income (loss)	$(43,403)	$(4,915)	$4,544	$(371)	$(43,774)
The following reclassifications were made from accumulated other comprehensive income (loss) to the statements of operations (in thousands):

	December 31,
	2017	2016	2015
Amortization of pension and other post-employment liability adjustments
Prior service credits (1)	$1,485	$1,120	$852
Actuarial losses (1)	(707)	(244)	(6,167)
Loss recognized during settlement	(2,162)	—	—
Total before tax	(1,384)	876	(5,315)
Tax (benefit) expense	(548)	312	(1,929)
Net of tax	$(836)	$564	$(3,386)
(1) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension costs. See Note 10 for additional information.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

16. EARNINGS PER SHARE
Basic earnings per share excludes the dilutive effect of common shares that could potentially be issued due to the exercise of stock options and unvested restricted stock and restricted stock units, and is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. At December 31, 2017, 2016 and 2015, the Company had outstanding stock options, restricted stock, and restricted stock units, which could potentially dilute basic earnings per share in the future. The following table sets forth the reconciliation from basic to dilutive average common shares (in thousands):

	Years ended December 31,
	2017	2016	2015
Numerator:
Net earnings attributable to Knoll, Inc. stockholders	$80,163	$82,084	$65,963

Denominator:
Denominator for basic earnings per shares - weighted-average shares	48,423	48,093	47,747
Effect of dilutive securities:
Potentially dilutive shares resulting from stock plans	737	826	691
Denominator for diluted earnings per share - weighted-average shares	49,160	48,919	48,438
Antidilutive equity awards not included in weighted-average common shares—diluted	—	—	4

Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$1.66	$1.71	$1.38
Diluted	$1.63	$1.68	$1.36

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

17. INCOME TAXES
Income before income tax expense consists of the following (in thousands):

	2017	2016	2015
U.S. operations	$62,609	$107,803	$77,996
Foreign operations	15,983	19,735	25,423
Total	$78,592	$127,538	$103,419
Income tax (benefit) expense is comprised of the following (in thousands):

	2017	2016	2015
Current:
Federal	$11,712	$11,980	$24,988
State	2,404	2,840	6,101
Foreign	3,918	4,588	6,224
Total current	18,034	19,408	37,313
Deferred:
Federal	(20,595)	23,814	(1,098)
State	2,541	2,347	505
Foreign	(1,580)	(145)	751
Total deferred	(19,634)	26,016	158
Income tax (benefit) expense	$(1,600)	$45,424	$37,471
The following table sets forth the tax effects of temporary differences that give rise to the deferred tax assets and liabilities (in thousands):

	December 31, 2017	December 31, 2016
Deferred tax assets
Accounts receivable, principally due to allowance for doubtful accounts	$858	$2,985
Inventories	5,939	8,294
Net operating loss carryforwards	7,460	6,664
Accrued pension	5,591	7,637
Stock-based compensation	2,972	6,493
Compensation-related accruals	3,063	4,928
Warranty	1,779	3,222
Obligation for post-employment benefits other than pension	1,312	2,267
Accrued liabilities and other items	3,886	8,537
Gross deferred tax assets	32,860	51,027
Valuation allowance	(4,789)	(6,161)
Net deferred tax assets	28,071	44,866
Deferred tax liabilities:
Intangibles	(58,701)	(86,961)
Plant and equipment	(24,041)	(34,759)
Gross deferred tax liabilities	(82,742)	(121,720)
Net deferred tax liabilities	$(54,671)	$(76,854)
Income taxes paid, net of refunds received, by the Company during 2017, 2016, and 2015, totaled $22.4 million, $27.4 million, and $40.8 million, respectively.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

As of December 31, 2017, the Company had net operating loss carryforwards totaling approximately $30.0 million in the United Kingdom, Germany and Brazil. The net operating loss carryforwards may be carried forward indefinitely. The Company regularly evaluates positive and negative evidence as it relates to realizability of deferred tax assets in each jurisdiction. As a result of this analysis, the Company determined that the valuation allowance related to United Kingdom net operating losses should be reversed in the current period as a history of positive earnings and anticipated future earnings supports the realization of the deferred tax asset. The result of this reversal was an income tax benefit of $2.6 million. The Company still provides a valuation allowance against Germany and Brazil net foreign deferred tax assets (principally the net operating loss carryforwards) due to the uncertainty that they can be realized.
The following table sets forth a reconciliation of the statutory federal income tax rate to the effective income tax rate:

	2017	2016	2015
Federal statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) in the tax rate resulting from:
State taxes, net of federal effect	5.2%	3.3%	4.4%
Effect of tax rates of other countries	(1.8)%	(1.4)%	(2.4)%
Section 199 deduction	(0.7)%	(0.8)%	(0.9)%
Change in contingency reserve	—%	(0.2)%	(0.2)%
Limitation on deduction of officer’s compensation	1.3%	0.6%	0.5%
Tax Act	(33.9)%	—%	—%
Valuation Allowance Release	(3.3)%	—%	—%
Other	(3.8)%	(0.9)%	(0.2)%
Effective tax rate	(2.0)%	35.6%	36.2%
On December 22, 2017, the Tax Cuts and Jobs Acts (“Tax Act”) was enacted into law. The new tax legislation represents a fundamental and dramatic shift in U.S. taxation. The new legislation contains several key tax provisions that will impact the Company, including the reduction of the corporate income tax rate from 35% to 21% effective January 1, 2018. The new legislation also includes a variety of other changes, such as a one-time transition tax on unrepatriated accumulated foreign earnings, a limitation on the tax deductibility of interest expense, repeal of the Section 199 domestic production activities deduction, acceleration of business asset expensing, and reduction in the amount of executive pay that could qualify as a tax deduction, among others. ASC 740 requires the Company to recognize the effect of the tax law changes in the period of enactment.
At December 31, 2017 the Company had not completed the accounting for the tax effects of enactment of the Tax Act; however, as described below the Company made a reasonable estimate of the effects on existing deferred tax balances and the one-time transition tax. The Company recorded an estimated benefit as a result of the new legislation of $26.6 million in the fourth quarter of 2017. The revaluation of deferred tax assets and liabilities at the lower corporate rate of 21% resulted in a benefit of $28.3 million, offset by a one-time transition tax on unrepatriated accumulated foreign earnings of $0.2 million and a withholding tax on distribution of those earnings in the amount of $1.5 million. The ultimate impact of the Tax Act may differ from this estimate, possibly materially, due to changes in interpretations and assumptions, and guidance that may be issued and actions taken in response to the Tax Act. The Tax Act is highly complex and the Company continues to assess the impact that various provisions will have on the business. However, the SEC staff has issued SAB 118 which will allow the Company to record provisional amounts during a one year remeasurement period. The Company will continue to assess the impact of the recently enacted tax law on our business and our consolidated financial statements.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

The following table summarizes the activity related to the Company's unrecognized tax benefits during 2017, 2016, and 2015 (in thousands):

	2017	2016	2015
Balance, beginning of the year	$875	$4,407	$4,922
Additions for tax position related to the current year	125	125	125
Additions for tax position related to the prior year	—	56	134
Decreases for tax position related to the prior year	—	(250)	(774)
Prior year reductions:
Lapse of statute of limitations	(125)	(125)	—
Settlements	—	(3,338)	—
Balance, end of the year	$875	$875	$4,407
All of the unrecognized tax benefits as of December 31, 2017, if recognized, would affect the Company's effective tax rate. During 2017, 2016, and 2015, respectively, the Company recognized zero, $0.1 million and $0.1 million of interest and penalties. The Company has paid all accrued interest and penalties recognized prior to December 31, 2017, therefore the Company has no accruals for the payment of interest and penalties as of December 31, 2017 and 2016.
As of December 31, 2017, the Company is subject to U.S. Federal Income Tax examination for the tax years 2007 through 2017, and to non-U.S. income tax examination for the tax years 2010 to 2017. In addition, the Company is subject to state and local income tax examinations for the tax years 2007 through 2017.
18. OTHER EXPENSE (INCOME), NET
The components of other expense (income), net are as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Foreign exchange losses (gains)	$1,781	$3,725	$(9,130)
Other, net	113	(360)	(44)
Other expense (income), net	$1,894	$3,365	$(9,174)

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

19. QUARTERLY RESULTS (UNAUDITED)
The following tables contain selected unaudited Consolidated Statements of Operations and Comprehensive Income data for each quarter for the years ended December 31, 2017 and 2016. The operating results for any quarter are not necessarily indicative of results for any future period. The quarterly results are as follows (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2017
Sales	$256,820	$268,694	$291,256	$316,122	$1,132,892
Gross profit	95,674	99,958	106,610	112,337	414,579
Net earnings	15,396	12,956	19,161	32,679	80,192	(1) (2) (3)
Net earnings attributable to Knoll, Inc. stockholders	15,404	12,934	19,132	32,693	80,163	(1) (2) (3)
Earnings per share—Basic	$0.32	$0.27	$0.39	$0.67	$1.66	(1) (2) (3)
Earnings per share—Diluted	$0.31	$0.26	$0.39	$0.67	$1.63	(1) (2) (3)

2016
Sales	$284,629	$294,700	$292,097	$292,866	$1,164,292
Gross profit	107,764	114,064	112,801	111,347	445,976
Net earnings	17,411	21,641	21,618	21,444	82,114
Net earnings attributable to Knoll, Inc. stockholders	17,400	21,635	21,607	21,442	82,084
Earnings per share—Basic	$0.36	$0.45	$0.45	$0.45	$1.71
Earnings per share—Diluted	$0.36	$0.44	$0.44	$0.44	$1.68
_______________________________________________________________________________
(1) During the fourth quarter of 2017, the Company recorded pension settlement charges of $2.2 million and a $16.3 million write-off of property, plant, and equipment.
(2) During the second quarter of 2017, Knoll recorded restructuring charges of $2.2 million related to headcount rationalization and modernization of equipment in the Office Segment. Knoll does not expect to incur additional payments due to restructuring.
(3) The fourth quarter of 2017 results include the impact of the Tax Cuts and Jobs Acts. See Note 17.
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
The Studio segment includes KnollStudio®, HOLLY HUNT®, Knoll Europe and DatesWeiser. KnollStudio products, include iconic seating, lounge furniture, side, cafe and dining chairs as well as conference, training and dining and occasional tables. HOLLY HUNT® is known for high quality residential furniture, lighting, rugs, textiles and leathers. HOLLY HUNT® includes the Vladimir Kagan Design Group, a renowned collection of modern luxury furnishings. Knoll Europe, which markets and sells both KnollStudio and Knoll Office products, manufactures and sells products to customers primarily in Europe. DatesWeiser, known for its sophisticated meeting and conference tables and credenzas, sets a standard for design, quality and technology integration.
The Coverings segment includes KnollTextiles®, Spinneybeck® (including Filzfelt®), and Edelman® Leather. These businesses provide a wide range of customers with high-quality fabrics, felt, leather and related architectural products.
Corporate costs represent the accumulation of unallocated costs relating to shared services and general corporate activities including, but not limited to, legal expenses, acquisition expenses, certain finance, human resources, administrative and executive expenses and other expenses that are not directly attributable to an operating segment. Dedicated, direct selling, general and administrative expenses of the segments are included within segment operating profit. Management regularly reviews the costs included in the Corporate function, and believes disclosing such information provides more visibility and transparency of how the chief operating decision maker reviews the results for the Company.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

The tables below present the Company’s segment information (in thousands):

	2017	2016	2015
SALES
Office	$682,936	$731,327	$686,943
Studio	340,995	323,431	303,838
Coverings	108,961	109,534	113,661
Corporate	—	—	—
Knoll, Inc.	$1,132,892	$1,164,292	$1,104,442
INTERSEGMENT SALES (1)
Office	$1,331	$1,877	$1,640
Studio	5,572	5,788	6,184
Coverings	5,369	8,350	8,358
Corporate	—	—	—
Knoll, Inc.	$12,272	$16,015	$16,182
DEPRECIATION AND AMORTIZATION
Office	$19,177	$16,284	$14,945
Studio	6,776	5,936	5,565
Coverings	750	805	769
Corporate	—	—	—
Knoll, Inc.	$26,703	$23,025	$21,279
OPERATING PROFIT
Office(2)	$25,894	$73,871	$55,823
Studio	51,136	53,413	47,952
Coverings	24,623	25,953	17,273
Corporate	(13,684)	(16,929)	(19,938)
Knoll, Inc.(3)	$87,969	$136,308	$101,110
CAPITAL EXPENDITURES
Office	$32,413	$35,072	$27,058
Studio	7,061	6,819	4,241
Coverings	203	804	648
Corporate	—	—	—
Knoll, Inc.	$39,677	$42,695	$31,947
_______________________________________________________________________________
(1) Intersegment sales are presented on a cost-plus basis which takes into consideration the effect of transfer prices between legal entities.
(2) Knoll recorded a $16.3 million write-off of property, plant, and equipment, a $2.2 million pension settlement charge and a $2.2 million restructuring charge within the Office segment during 2017.
(3) The Company does not allocate interest expense or other (income) expense, net to the reportable segments.
Many of the Company's facilities manufacture products for all three reporting segments. Therefore, it is impractical to disclose asset information on a segment basis.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

The Company's net sales by product category were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Office Systems	$390,396	$461,743	$432,655
Seating	109,051	114,135	117,799
Files and Storage	90,328	85,696	86,099
Studio	340,995	323,431	303,838
Coverings	108,961	109,534	113,661
Other	93,161	69,753	50,390
Total	$1,132,892	$1,164,292	$1,104,442
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

	United States	Canada	Europe	Mexico	Consolidated
2017
Sales	$977,669	$52,894	$100,233	$2,096	$1,132,892
Property, plant, and equipment, net	157,805	29,307	13,518	—	200,630
2016
Sales	$1,031,920	$36,813	$93,420	$2,139	$1,164,292
Property, plant, and equipment, net	157,856	26,452	12,776	—	197,084
2015
Sales	$979,221	$36,163	$89,058	$—	$1,104,442
Property, plant, and equipment, net	137,863	20,919	13,360	—	172,142
21. SUBSEQUENT EVENTS
Indebtedness
On January 23, 2018, the Company completed an amendment to its existing credit facility, dated May 20, 2014 (the “Existing Credit Agreement”), whereby the Existing Credit Agreement was amended and restated in its entirety by that certain Third Amended and Restated Credit Agreement, dated as of January 22, 2018, among the Company and certain foreign subsidiaries of the Company, as borrowers, certain domestic and foreign subsidiaries of the Company, as guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and an L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arranger and Sole Bookrunner, and certain lenders and other parties thereto (the “Amended Credit Agreement”).
The Amended Credit Agreement provides for a $750.0 million credit facility that matures in five years, consisting of a revolving commitment in the amount of $400.0 million, which may be available in U.S. dollars, Euro, British Pound and other foreign currencies to be agreed, a U.S. term loan commitment in the amount of $250.0 million and a multicurrency term loan commitment in the amount of €81.7 million. The Amended Credit Agreement also includes an option to increase the size of the revolving credit facility or incur incremental term loans by up to the greater of $250.0 million and 90% of the EBITDA of the Company and its subsidiaries for the four fiscal quarters prior to such increase or additional loan, subject to the satisfaction of certain terms and conditions. The proceeds of the credit facility will be used to, among other things (1) consummate the Muuto Acquisition (as defined below), (2) refinance certain indebtedness and (3) for general corporate purposes. Borrowings under the credit facility may be repaid at any time, but no later than the maturity date on January 23, 2023. The Company retains the right to terminate or reduce the size of the revolving credit facility at any time. Borrowings under the term loan facilities amortize in equal quarterly installments equaling 5% per annum, with the remaining borrowings due on the maturity date.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

Interest on revolving credit and term loans will accrue, at the Company’s election, at (i) the Eurocurrency Rate (as defined in the Amended Credit Agreement), plus additional percentage points based on the Company’s leverage ratio or (ii) the Base Rate (a rate based on the higher of (a) the prime rate announced from time-to-time by Bank of America, N.A., (b) the Federal Reserve System’s federal funds rate, plus .50% or (c) the Eurocurrency Rate, plus 1.00%; Base Rate is defined in detail in the Amended Credit Agreement), plus additional percentage points based on the Company’s leverage ratio.
The Amended Credit Agreement requires the Company to comply with various affirmative and negative covenants, including without limitation (i) covenants to maintain a minimum specified interest coverage ratio and maximum specified net leverage ratio (or under certain circumstances, a maximum specified net secured leverage ratio), and (ii) covenants that prevent or restrict the Company’s ability to pay dividends, engage in certain mergers or acquisitions, make certain investments or loans, incur future indebtedness, engage in sale-leaseback transactions, alter its capital structure or line of business, prepay subordinated indebtedness, engage in certain transactions with affiliates and sell stock or assets.
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
The indebtedness incurred under the Amended Credit Agreement is secured by substantially all of the Company’s tangible and intangible assets, including, without limitation, the Company’s intellectual property. The Company’s direct and indirect wholly-owned domestic subsidiaries have also guaranteed the obligations of the Company and the foreign borrowers under the Amended Credit Agreement and pledged substantially all of their tangible and intangible assets as security for their obligations under such guarantee. Certain of the Company’s wholly-owned foreign subsidiaries have guaranteed the obligations of the foreign borrowers under the Amended Credit Agreement and pledged certain of their assets as security for their obligations under such guarantee.
In January 2018, the Company entered into an interest rate swap, effective December 31, 2018, on $300.0 million notional amount of its new credit facility to a fixed rate of 2.63%, plus LIBOR. The swap is designed to reduce the Company's exposure to variable interest rate risk under the Amended Credit Agreement.
Acquisitions
On January 25, 2018, Knoll Denmark ApS (“Knoll Denmark”), a wholly owned subsidiary of the Company, completed the acquisition of one hundred percent (100%) of the shares of Muuto Holding ApS and MIE4 Holding 5 ApS (“Muuto” or the “Muuto Acquisition”), which collectively hold substantially all of the business operations of Muuto, pursuant to a share purchase agreement, dated as of December 10, 2017, among Knoll Denmark and the owners of Muuto Holding ApS and MIE4 Holding 5 ApS. The purchase price for the shares was approximately $300.0 million, less certain customary adjustments. The Company will record the Muuto Acquisition using the acquisition method of accounting and recognize the assets acquired and liabilities assumed at their fair values as of the date of acquisition.
The Company recorded acquisition costs in its consolidated statement of operations and comprehensive income, within selling, general, and administrative expenses during the year ended December 31, 2017 as follows (in thousands):

Year Ended December 31, 2017
Accounting and legal fees	$439
Other	104
Total	$543
Due to the limited time since the date of the acquisition, the initial disclosure for this business combination is incomplete as of the date of this filing. As such, it is impracticable for the Company to make certain business combination disclosures at this time. The Company will provide this information in its Quarterly Report on Form 10-Q for the quarter ending March 31, 2018.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. We, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report (December 31, 2017) ("Disclosure Controls"). Based upon the Disclosure Controls evaluation, our principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Our management assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2017.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, the Company’s independent registered public accounting firm, as stated in their report included in Item 8, “Financial Statements and Supplementary Data.”
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Knoll, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Knoll, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Knoll, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated financial statements of the Company and our report dated February 27, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 27, 2018

ITEM 9B.    OTHER INFORMATION
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 relating to directors, director nominees and executive officers of the registrant is incorporated by reference from the information under the captions “Board of Directors,” “Election of Directors,” “Executive Officers,” “Board Meetings and Committees,” “Code of Ethics,” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement for our 2018 Annual Meeting of Stockholders (the “Proxy Statement”).
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
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans

	Equity Compensation Plan Information As of December 31, 2017
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Shares Remaining for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	—	$—	1,036,950
Equity compensation plans not approved by security holders	—	—	—
Total	—		1,036,950
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

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)Documents filed as part of this Form 10-K:

(1) CONSOLIDATED FINANCIAL STATEMENTS (ITEM 8)

•Consolidated Balance Sheets as of December 31, 2017 and 2016

•	Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2017, 2016, and 2015
•Consolidated Statements of Equity for the Years Ended December 31, 2017, 2016, and 2015
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016, and 2015
•Notes to the Consolidated Financial Statements
•Report of Independent Registered Public Accounting Firm

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

(3) EXHIBITS

Exhibit Number		Description
2.1	(b)	Share Purchase Agreement, dated as of December 10, 2017, among Knoll Denmark ApS, Maj Invest Equity 4 K/S, B Holding 2005 ApS, KB ApS, Unos ApS and AK Cleemann Holding APS.
2.2	(g)	Securities Purchase Agreement, dated February 3, 2014, among Knoll, Inc., Holly Hunt Enterprises, Inc., HHMI LLC, the Shareholders of Holly Hunt Enterprises, Inc. and the Members of HHMI LLC.

3.1	(a)	Amended and Restated Certificate of Incorporation of Knoll, Inc.

3.2	(i)	Amended and Restated By-Laws of Knoll, Inc.

4.1	(m)	Form of Stock Certificate.

10.1	(b)
Third Amended and Restated Credit Agreement, dated as of January 23, 2018, by and among Knoll, Inc., certain of the domestic subsidiaries of Knoll, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arranger and Sole Bookrunner, and certain other lenders and the other lenders party thereto.

10.2	(e)*	Amended and Restated Employment Agreement, executed March 14, 2006, effective as of January 1, 2006, between Knoll, Inc. and Burton B. Staniar.

10.3	(k)*	Amendment to Amended and Restated Employment Agreement, dated as of May 4, 2009, between Knoll, Inc. and Burton B. Staniar.

Exhibit Number		Description
10.4	(d)*	Amended and Restated Employment Agreement, dated as of July 1, 2016, between Knoll, Inc. and Andrew B. Cogan.

10.5	(l)*	Amended and Restated Knoll, Inc. 2010 Stock Incentive Plan.

10.6	(o)*	Amended and Restated Knoll, Inc. 2013 Stock Incentive Plan

10.7	*	Amended and Restated Knoll, Inc. Non-Employee Director Compensation Plan.

10.8	(h)*	Form of Restricted Share Agreement under the Non-Employee Director Compensation Plan (time vesting).

10.90	(f)*	Form of Restricted Share Agreement under the 2010 Stock Incentive Plan (time vesting).

10.10	(f)*	Form of Restricted Share Agreement under the 2010 Stock Incentive Plan (time vesting with accelerated performance vesting).

10.11	(f)*	Form of Non-Qualified Stock Option Agreement under the 2010 Stock Incentive Plan.

10.12	(p)*	Form of Performance-Based Stock Unit Agreement under the 2013 Stock Incentive Plan.

10.13	(n)*	Form of Performance-Based Stock Unit Agreement under the 2013 Stock Incentive Plan (enhanced vesting).

10.14	(c)*	Form of Restricted Share Agreement under the 2013 Stock Incentive Plan (updated change in control).

10.15	(c)*	Form of Performance-Based Stock Unit Agreement under the 2013 Stock Incentive Plan (updated change in control).

10.16	(a)*	Form of Director and Officer Indemnification Agreement.

10.17	(j)*	Andrew B. Cogan 2018 Incentive Compensation Letter, dated December 4, 2017.

10.18	(j)*	Charles W. Rayfield 2018 Incentive Compensation Letter, dated December 4, 2017.

10.19	(j)*	Benjamin A. Pardo 2018 Incentive Compensation Letter, dated December 4, 2017.

10.20	(j)*	David L. Schutte 2018 Incentive Compensation Letter, dated December 4, 2017.

21.00		Subsidiaries of Knoll, Inc.

23.10		Consent of Independent Registered Public Accounting Firm.

24.10		Power of Attorney [(included on signature page)].

31.10		Certification for Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.20		Certification for Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

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
101.00
The following materials from the Company's Annual Report on Form 10-K for the period ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2017, and December 31, 2016, (ii) Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, (iii) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2017, December 31, 2016, and December 31, 2015, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2017, December 31, 2016, and December 31, 2015 and (v) Notes to Consolidated Financial Statements.**

_______________________________________________________________________________
* Management Contract or Compensatory Plan or Arrangement required to be identified by Item 15(a) (3) of Form 10-K.
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

(a)	Incorporated by reference to Knoll, Inc.'s Registration Statement on Form S-1 (File No. 333-118901), which was declared effective by the Commission on December 13, 2004.
(b)	Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on January 25, 2018.
(c)	Incorporated by reference to Knoll, Inc.'s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2017.
(d)	Incorporated by reference to Knoll, Inc.'s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2016.
(e)	Incorporated by reference to Knoll, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2005.
(f)	Incorporated by reference to Knoll, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2010.
(g)	Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on February 3, 2014.
(h)	Incorporated by reference to Knoll, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2007.
(i)	Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on May 11, 2015.
(j)	Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on December 8, 2017.
(k)	Incorporated by reference to Knoll, Inc.'s Quarterly Report on Form 10-Q filed with the Commission on May 11, 2009.
(l)	Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on May 11, 2010.
(m)	Incorporated by reference to Knoll, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012.
(n)	Incorporated by reference to Knoll, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2015.
(o)	Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on April 26, 2013.
(p)	Incorporated by reference to Knoll, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of February 2017.

KNOLL, INC.
By:	/s/ ANDREW B. COGAN Andrew B. Cogan President and Chief Executive Officer
________________________________________________________________________________________________________________________
KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Andrew B. Cogan and Charles W. Rayfield, and each of them, his true and lawful attorneys-in-fact and agents with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ BURTON B. STANIAR Burton B. Staniar	Chairman of the Board	February 27, 2018
/s/ ANDREW B. COGAN Andrew B. Cogan	President and Chief Executive Officer, Knoll, Inc. and Director	February 27, 2018
/s/CHARLES W. RAYFIELD Charles W. Rayfield	Chief Financial Officer	February 27, 2018
/s/ DANIEL W. DIENST Daniel W. Dienst	Director	February 27, 2018
/s/ JEFFREY A. HARRIS Jeffrey A. Harris	Director	February 27, 2018
/s/ SIDNEY LAPIDUS Sidney Lapidus	Director	February 27, 2018
/s/ KATHLEEN G. BRADLEY Kathleen G. Bradley	Director	February 27, 2018
/s/ JOHN F. MAYPOLE John F. Maypole	Director	February 27, 2018
/s/ SARAH E. NASH Sarah E. Nash	Director	February 27, 2018
/s/ STEPHEN F. FISHER Stephen F. Fisher	Director	February 27, 2018
/s/ STEPHANIE STAHL Stephanie Stahl	Director	February 27, 2018
/s/ CHRISTOPHER G. KENNEDY Christopher G. Kennedy	Director	February 27, 2018

SCHEDULE II
KNOLL, INC.
VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

Description	Balance at Beginning of Year	Additions Charged to Expenses (Income)	Charge-Offs	Other(1)	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2015	7,197	1,401	(600)	(79)	7,919
Year ended December 31, 2016	7,919	6,653	(6,514)	1	8,059
Year ended December 31, 2017	8,059	(2,203)	(1,839)	22	4,039
Valuation allowance for deferred income tax assets:
Year ended December 31, 2015	7,901	(841)	—	(743)	6,317
Year ended December 31, 2016	6,317	451	—	(607)	6,161
Year ended December 31, 2017	6,161	(2,578)	—	1,206	4,789
______________________________________________________________________________
(1) Primarily the impact of currency changes

S-1