Form 10-Q
period 2018-03-31
KNOLL INC
filed 2018-05-10
CIK 1011570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Yes ☐ No ☒

As of May 9, 2018, there were 49,385,466 shares (including 696,044 non-voting restricted shares) of the Registrant’s common stock, par value $0.01 per share, outstanding.

KNOLL, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
KNOLL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$16,154	$2,203
Customer receivables, net of allowance for doubtful accounts of $4,408 and $4,039, respectively	101,156	86,687
Inventories	167,973	144,945
Prepaid expenses	26,742	29,272
Other current assets	15,446	15,163
Total current assets	327,471	278,270
Property, plant, and equipment, net	201,515	200,630
Goodwill	337,135	142,113
Intangible assets, net	367,950	238,581
Other noncurrent assets	1,431	1,447
Total assets	$1,235,502	$861,041
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$17,535	$10,000
Accounts payable	109,219	108,922
Other current liabilities	111,013	104,158
Total current liabilities	237,767	223,080
Long-term debt	505,152	181,048
Deferred income taxes	84,601	54,671
Pension liability	20,177	21,671
Other noncurrent liabilities	21,411	21,842
Total liabilities	869,108	502,312
Commitments and contingent liabilities
Equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 65,722,418 shares issued and 49,500,794 shares outstanding (including 893,544 non-voting restricted shares and net of 16,221,624 treasury shares) at March 31, 2018 and 65,460,014 shares issued and 49,339,552 shares outstanding (including 841,610 non-voting restricted shares and net of 16,120,462 treasury shares) at December 31, 2017	495	493
Additional paid-in capital	54,954	54,455
Retained earnings	361,475	347,304
Accumulated other comprehensive loss	(50,789)	(43,774)
Total Knoll, Inc. stockholders’ equity	366,135	358,478
Noncontrolling interests	259	251
Total equity	366,394	358,729
Total liabilities and equity	$1,235,502	$861,041

See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017
Sales	$296,559	$256,820
Cost of sales	188,848	161,146
Gross profit	107,711	95,674
Selling, general, and administrative expenses	84,725	75,038
Restructuring charges	526	—
Operating profit	22,460	20,636
Interest expense	4,083	1,671
Loss on extinguishment of debt	1,445	—
Other income, net	(4,002)	(2,195)
Income before income tax expense	20,934	21,160
Income tax expense	5,667	5,764
Net earnings	15,267	15,396
Net earnings (loss) attributable to noncontrolling interests	8	(8)
Net earnings attributable to Knoll, Inc. stockholders	$15,259	$15,404

Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$0.31	$0.32
Diluted	$0.31	$0.31

Dividends per share	$0.15	$0.15

Weighted-average number of common shares outstanding:
Basic	48,556,686	48,456,225
Diluted	49,204,776	49,382,892

Net earnings	$15,267	$15,396
Other comprehensive income (loss):
Unrealized loss on interest rate swap, net of tax	(130)	—
Pension and other post-employment liability adjustment, net of tax	211	(137)
Foreign currency translation adjustment	(339)	480
Foreign currency translation adjustment on long term intercompany notes	(507)	—
Total other comprehensive (loss) income, net of tax	(765)	343
Total comprehensive income	14,502	15,739
Comprehensive income attributable to noncontrolling interests	8	(8)
Comprehensive income attributable to Knoll, Inc. stockholders	$14,494	$15,747

See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$15,267	$15,396
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation	6,254	5,089
Amortization expense (including deferred financing fees)	2,189	989
Loss on extinguishment of debt	1,445	—
Inventory obsolescence	497	744
Loss on disposal of property, plant and equipment	4	25
Unrealized foreign currency (gains)	(1,954)	(12)
Stock-based compensation	2,426	3,344
Bad debt and customer claims	386	(9)
Changes in assets and liabilities:
Customer receivables	(6,248)	1,376
Inventories	(9,619)	(4,765)
Prepaid and other current assets	2,969	1,456
Accounts payable	(168)	(5,105)
Current and deferred income taxes	1,873	2,447
Other current liabilities	(4,220)	(13,895)
Other noncurrent assets and liabilities	(5,500)	(3,255)
Cash provided by operating activities	5,601	3,825
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(8,468)	(10,650)
Purchase of business, net of cash acquired	(303,748)	—
Cash used in investing activities	(312,216)	(10,650)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facility	282,000	130,000
Repayment of revolving credit facility	(132,000)	(103,500)
Proceeds from term loan	350,458	—
Repayment of term loan	(165,000)	(2,500)
Payment of financing fees	(4,509)	—
Loss on debt extinguishment	(1,023)	—
Payment of dividends	(7,656)	(8,427)
Proceeds from the issuance of common stock	27	526
Purchase of common stock for treasury	(1,952)	(10,348)
Contingent purchase price payment	—	(6,000)
Cash provided by (used in) financing activities	320,345	(249)
Effect of exchange rate changes on cash and cash equivalents	221	255
Net increase (decrease) in cash and cash equivalents	13,951	(6,819)
Cash and cash equivalents at beginning of period	2,203	9,854
Cash and cash equivalents at end of period	$16,154	$3,035

See accompanying notes to the condensed consolidated financial statements.

NOTE 1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Knoll, Inc. (the “Company”) have been prepared with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and any partially owned subsidiaries that the Company has the ability to control. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the three month periods ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018.
The condensed consolidated balance sheet of the Company, as of December 31, 2017, has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2017.
New Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This ASU supersedes the revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance.
The standard provides a five step model to be applied to all contracts with customers, with an underlying principle that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2017 and interim periods therein. The Company adopted the standard as of January 1, 2018.
The Company has completed its assessment of the impact of the new standard and adopted the new standard for all open contracts as of January 1, 2018 using the modified retrospective transition method, and applied the guidance to report new disclosures surrounding the Company’s recognition of revenue. The adoption of the new standard did not have a material impact on the financial position of the Company, the results of its operations or its cash flows as of and for the three months ended March 31, 2018, and the Company’s internal controls over financial reporting. There was no cumulative effect of adopting the standard at the date of initial application in retained earnings. The Company’s Revenue Recognition accounting policy has been updated for the new standard. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. The amount of consideration received and revenue recognized varies with changes in returns, rebates, cash sales incentives and other allowances offered to customers based on the Company’s experience. The new standard further requires quantitative and qualitative disclosures about the Company’s contracts with customers which have been included within this Form 10-Q.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the guidance in ASC 840, Leases. ASC 842 will be effective for the Company on January 1, 2019, and the Company will adopt the standard using the modified retrospective approach. While the Company continues to evaluate the provisions of ASC 842 to determine how it will be affected, the primary effect of adopting the new standard will be to record assets and obligations for current operating leases. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the incurred loss impairment methodology for measuring and recognizing credit losses with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This amendment is effective for fiscal years beginning after December 15, 2019. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.
In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715). The new standard requires the service cost component of net periodic benefit cost to be presented in the same income statement line as other employee compensation costs arising from services rendered during the period and the other components of net periodic benefit cost to be presented separately from the income statement lines that include service cost and outside of any subtotal of operating income. The Company adopted the new standard for the period beginning January 1, 2018, resulting in no change in presentation of the service cost component of net periodic benefit cost, which has historically been reported in selling, general and administrative expenses along with other employee compensation costs. The retrospective adoption resulted in a change in presentation of the other components of net periodic benefit cost for the year ended December 31, 2017, and interim periods therein, by reclassifying net periodic benefit income of $2.4 million for the period ended March 31, 2017 from Selling, general and administrative to Other income, net.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815). The new standard is intended to better align a company’s risk management strategies and financial reporting for hedging relationships. Under the new guidance, more hedging strategies will be eligible for hedge accounting and the application of hedge accounting is simplified. In addition, the new guidance amends presentation and disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2018 with early adoption permitted, including the interim periods within those years. The Company early adopted the standard as of January 1, 2018. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). The new standard will allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (“Tax Act”). The amendments eliminate the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statements users. However, because the amendment only relates to the reclassification of the income tax effects of the Tax Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The guidance is effective for fiscal years beginning after December 15, 2018 with early adoption permitted, including the interim periods within those years. The Company adopted the standard effective January 1, 2018 and reclassified $6.3 million from accumulated other comprehensive income to retained earnings related to the Company’s minimum pension liability.
In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740) which incorporates the provisions of SAB 118 into the accounting standards codification. The Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provides guidance regarding situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with the SAB 118, the Company has made a reasonable estimate of the effects on its existing deferred tax balances and the one-time transition tax. The ultimate impact of the Tax Act may differ from this estimate, possibly materially, due to changes in interpretations and assumptions, and guidance that may be issued and actions the Company may take in response to the Tax Act. The Tax Act is highly complex and the Company will continue to assess the impact that various provisions will have on the business and the consolidated financial statements.

NOTE 2. REVENUE
Disaggregation of Revenue
The majority of the Company’s revenue presented as “Sales” in the Condensed Consolidated Statements of Operations and Comprehensive Income is the result of contracts with customers for the sale of the Company’s products. All other sources of revenue are not material to the Company's results of operations. The other sources of revenue include installation revenue and royalty revenue.
The Company’s net sales by product category were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Office Segment
Office Systems	$103,354	$100,228
Seating	29,957	25,662
Files and Storage	22,078	18,535
Ancillary	19,145	8,071
Other	7,084	5,502
Total Office Segment	$181,618	$157,998
Lifestyle Segment
Studio	87,567	70,907
Coverings	27,374	27,915
Total Lifestyle Segment	$114,941	$98,822
Total Sales	$296,559	$256,820
Contract Balances
The Company has contract assets consisting of Customer Receivables in the Condensed Consolidated Balance Sheets which represent the amount of consideration the Company expects to be entitled to in exchange for the goods or services rendered to its customers.
The Company generally receives deposits from customers before revenue is recognized, thus resulting in the recognition of a contract liability (Customer deposits) presented as a component of Other Current Liabilities in the Condensed Consolidated Balance Sheets. Significant changes in the Customer deposits balances during the three months ended March 31, 2018 are as follows:

Balance as of January 1, 2018	Revenue recognized that was included in the contract liability balance at the beginning of the period ended March 31, 2018	Increases due to cash received, excluding amounts recognized as revenue during the period ended March 31, 2018	Balance as of March 31, 2018
$30,484	$(6,485)	$10,256	$34,255
Increases to customer deposits as a result of business combinations during the three months ended March 31, 2018 balance were $1.5 million.
Performance Obligations
The Company recognizes revenue when performance obligations under the terms of a contract with its customer are satisfied. This occurs when the control of the goods and services have been transferred to the customer. Accordingly, revenue for sale of goods is generally recognized upon shipment or delivery depending on the shipping terms of the underlying contract. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. The Company does not disclose the value of unsatisfied (or potentially unsatisfied) performance obligations for contracts with an original length of one year or less.

Amounts billed to customers for shipping and handling activities to fulfill the Company’s promise to transfer the goods are included in Sales, and costs incurred by the Company for the delivery of goods are classified as Cost of sales in the Condensed Consolidated Statements of Operations and Comprehensive Income. Sales, value add, and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. The Company generally offers assurance-type warranties for its products. The specific terms and conditions of those warranties vary depending upon the product. The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the warranty liability include historical product-failure experience and estimated repair costs for identified matters. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.
Practical Expedients Elected
Incremental Costs of Obtaining a Contract - The Company has elected the practical expedient permitted in ASC 340-40-25-4, which permits an entity to recognize incremental costs to obtain a contract as an expense when incurred if the amortization period will be less than one year.
Significant Financing Component - The Company has elected the practical expedient permitted in ASC 606-10-32-18, which allows an entity to not adjust the promised amount of consideration for the effects of a significant financing component if a contract has a duration of one year or less. As the Company’s contracts are typically less than one year in length, consideration will not be adjusted. The Company’s contracts include a standard payment term of 30 days, consequently there is no significant financing component within contracts.
NOTE 3. ACQUISITION
On January 25, 2018, the Company acquired one hundred percent (100%) of the shares of Muuto Holding ApS and MIE4 Holding 5 ApS, which collectively hold substantially all the business operations of Muuto ApS (“Muuto”). Muuto’s affordable luxury products span commercial and residential applications, adding scale and diversity to the Company’s business. The aggregate purchase price for the acquisition was $303.7 million, net of $7.5 million of cash acquired and subject to certain customary adjustments. The Company recorded the acquisition of Muuto using the acquisition method of accounting and recognized the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition. The results of operations of Muuto have been included in the Company’s Lifestyle segment beginning January 25, 2018. The Company funded the acquisition with borrowings from the Amended Credit Agreement as well as cash on hand. See Note 10 for information on the Company’s borrowings. The Company recorded acquisition costs in its Consolidated Statement of Operations and Comprehensive Income, within selling, general, and administrative expenses during the three months ended March 31, 2018 of $1.0 million.
The amount of sales and net earnings that resulted from the acquisition and attributable to Knoll, Inc. stockholders included in the Condensed Consolidated Statements of Operations and Comprehensive Income during the three months ended March 31, 2018 were as follows (in thousands):

Sales	$15,186
Net loss attributable to Knoll, Inc. stockholders	$(154)

The following table summarizes the preliminary fair values assigned to the assets acquired and liabilities assumed as of the January 25, 2018 acquisition date (in thousands):

Cash	$7,506
Customer receivables	8,717
Inventory	14,675
Other current assets	447
Property, plant, and equipment, net	1,250
Intangible assets	131,300
Other non-current assets	292
Accounts payable	3,374
Other current liabilities	12,244
Deferred income taxes	29,744
Other noncurrent liabilities	1,637
Fair value of acquired identifiable assets and liabilities	$117,188

Purchase price	$311,254
Less: Fair value of acquired identifiable assets and liabilities	117,188
Goodwill	$194,066
The following table summarizes the estimated fair value of Muuto’s identifiable intangible assets and their estimated useful lives (in thousands):

	Fair Value as of January 25, 2018	Estimated Useful Life
Indefinite-lived intangible assets:
Trade name	$65,000	Indefinite
Finite-lived intangible assets:
Wholesale customer relationships	33,000	15
Contract customer relationships	22,000	9
Copyrights & designs	10,000	7
Non-competition agreements	1,300	3
	$131,300
The preliminary purchase price of Muuto has been allocated to the Company’s tangible and identifiable intangible assets acquired and liabilities assumed, based on their estimated acquisition date fair values. The excess of the purchase price over the net tangible and intangible assets is recorded to goodwill. Goodwill is not deductible for tax purposes. The preliminary allocation of purchase price is based upon a valuation undertaken by the Company with the assistance of an independent third party valuation service and is subject to change during the measurement period. The initial accounting for the acquisition of Muuto is incomplete pending final valuation of the tangible and identifiable intangible assets acquired and liabilities assumed.
Unaudited pro forma information for the Company for the three month periods ended March 31, 2018 and 2017 as if the acquisition had occurred January 1, 2017 is as follows:

	Three Months Ended
	March 31, 2018	March 31, 2017
Pro forma sales	$300,707	$272,520
Pro forma net earnings attributable to Knoll, Inc. stockholders	$17,626	$15,911

The unaudited pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of results of operations that would have been achieved had the acquisition taken place on the date indicated, or the future consolidated results of operations of the Company. The pro forma financial information presented above has been derived from the historical condensed consolidated financial statements of the Company and from the historical consolidated financial statements of Muuto.
The pro forma financial information presented above includes adjustment for: (1) incremental amortization expense related to fair value adjustments to identifiable intangible assets, (2) incremental interest expense for outstanding borrowings to reflect the terms of the Amended Credit Agreement, (3) nonrecurring items and (4) the tax effect of the above adjustments.
Nonrecurring adjustments related to acquisition costs and loss on debt extinguishment of $2.4 million were recorded during the three month period of March 31, 2018 were recorded in the Condensed Consolidated Statements of Operations. A pro forma adjustment was made to incorporate the effect of nonrecurring costs related to loss on debt extinguishment of $1.7 million during the period of March 31, 2017. Adjustments were made in the calculation of pro forma amounts to remove the effect of these nonrecurring items and related income taxes. The pro forma financial information does not include adjustments for potential future cost savings.
NOTE 4. INVENTORIES
Information regarding the Company’s inventories is as follows (in thousands):

	March 31, 2018	December 31, 2017
Raw materials	$62,745	$58,725
Work-in-process	7,520	6,943
Finished goods	97,708	79,277
	$167,973	$144,945
NOTE 5. PENSION AND OTHER POST-EMPLOYMENT BENEFITS
The following tables set forth the components of the net periodic benefit income for the Company’s pension and other post-employment benefit plans (in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2018	2017	2018	2017
Service cost	$235	$175	$—	$—
Interest cost	2,504	2,390	30	43
Expected return on plan assets	(4,606)	(4,615)	—	—
Amortization of prior service credit	—	—	(182)	(371)
Recognized actuarial loss (gain)	366	154	(18)	1
Net periodic benefit income	$(1,501)	$(1,896)	$(170)	$(327)
NOTE 6. FAIR VALUE OF FINANCIAL INSTRUMENTS
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

	Fair Value as of March 31, 2018				Fair Value as of December 31, 2017
Liabilities:	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate swap	$—	$175	$—	$175	$—	$—	$—	$—
Contingent purchase price payment - DatesWeiser	—	—	1,100	1,100	—	—	1,100	1,100
Total	$—	$175	$1,100	$1,275	$—	$—	$1,100	$1,100
Interest Rate Swap
The Company’s interest rate swap has a maturity of five years and is with a counterparty with a credit rating of A- according to S&P and Fitch. The fair value of interest rate swap agreement is based on observable prices as quoted for receiving the variable one month London Interbank Offered Rates or LIBOR and paying fixed interest rates and therefore, were classified as Level 2.
Contingent Payment
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
There were no additional assets and/or liabilities recorded at fair value on a recurring basis as of March 31, 2018 or December 31, 2017.

NOTE 7. DERIVATIVE INSTRUMENTS
The Company is exposed to interest rate risks related to its business operations. To reduce the interest rate risk the Company uses derivative instruments, including interest rate swaps contracts. The Company does not use derivatives for speculative trading purposes.
Cash flow hedge
To offset the variability of cash flows in interest payments associated with a portion of the Company’s variable rate debt, the Company entered into an interest rate swap contract in January 2018 which is designated as a cash flow hedge. The interest rate swap hedges US LIBOR based debt which effectively converts variable-rate debt to a fixed interest rate. As of March 31, 2018 the Company’s interest rate swap agreement had a notional amount of $300.0 million that hedges certain long-term debt obligations. The contract has a rate of 2.63%.
The following table illustrates the location and fair value of the Company’s interest rate swap at March 31, 2018 and December 31, 2017 (in thousands):

	Liability Derivatives
	2018		2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815
Interest rate swap	Other liabilities	$175	Other liabilities	$—
Total derivatives designated as hedging instruments under ASC 815		$175		$—
As of March 31, 2018 there was no hedge ineffectiveness associated with the Company’s interest rate swap and no portion of our cash flow hedge is excluded from the assessment of effectiveness. The Company will defer any effective portion of the cash flow hedge to accumulated other comprehensive income and will reclassify into earnings when the transaction occurs. The interest rate swap had no effect on the Statement of Operations for the three months ended March 31, 2018. The Company does not expect any material reclassifications from accumulated other comprehensive income into earnings over the next 12 months.

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Information regarding the Company's other intangible assets are as follows (in thousands):

	March 31, 2018			December 31, 2017
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Indefinite-lived intangible assets:
Tradenames	$290,600	$—	$290,600	$225,600	$—	$225,600
Finite-lived intangible assets:
Customer relationships	77,497	(12,922)	64,575	22,497	(11,575)	10,922
Copyrights & design	10,000	(265)	9,735	—	—	—
Various	13,388	(10,348)	3,040	12,088	(10,029)	2,059
Total	$391,485	$(23,535)	$367,950	$260,185	$(21,604)	$238,581
The Company's amortization expense, which is recorded on a straight line basis, related to finite-lived intangible assets was $1.9 million and $0.8 million for the three months ended March 31, 2018 and 2017, respectively. The expected amortization expense based on the finite-lived intangible assets as of March 31, 2018 is as follows (in thousands):

Estimated Amortization
Remainder of 2018	$7,076
2019	8,792
2020	8,718
2021	8,172
2022	$7,877
The changes in the carrying amount of goodwill by reportable segment are as follows (in thousands):

	Office Segment	Lifestyle Segment	Total
Balance as of December 31, 2017	$36,220	$105,893	$142,113
Foreign currency translation adjustment	(203)	1,159	956
Goodwill acquired	—	194,066	194,066
Balance as of March 31, 2018	$36,017	$301,118	$337,135

NOTE 9. OTHER CURRENT LIABILITIES
Information regarding the Company’s other current liabilities is as follows (in thousands):

	March 31, 2018	December 31, 2017
Accrued employee compensation	$35,492	$41,144
Customer deposits	34,255	30,484
Warranty	9,793	9,174
Contingent payout	1,100	1,100
Other	30,373	22,256
Other current liabilities	$111,013	$104,158

NOTE 10. INDEBTEDNESS
The Company’s long-term debt is summarized as follows (in thousands):

	March 31, 2018	December 31, 2017
Balance of revolving credit facility	$177,000	$27,000
Balance of term loan	350,458	165,000
Total long-term debt	527,458	192,000
Less: current maturities of long-term debt	17,535	10,000
Less: deferred financing fees, net	4,771	952
Long-term debt	$505,152	$181,048
On January 23, 2018, the Company completed an amendment to its existing credit facility, dated May 20, 2014 (the “Existing Credit Agreement”), whereby the Existing Credit Agreement was amended and restated in its entirety by the Third Amended and Restated Credit Agreement, among the Company and certain foreign subsidiaries of the Company, as borrowers, and certain domestic and foreign subsidiaries of the Company, as guarantors, (the “Amended Credit Agreement”).
The Amended Credit Agreement provides for a $750.0 million credit facility that matures in five years, consisting of a revolving commitment in the amount of $400.0 million, which may be available in U.S. dollars, Euro, British Pound and other foreign currencies, a U.S. term loan commitment in the amount of $250.0 million and a multicurrency term loan commitment in the amount of €81.7 million. The Amended Credit Agreement also includes an option to increase the size of the revolving credit facility or incur incremental term loans by up to the greater of $250.0 million or 90% of the EBITDA of the Company and its subsidiaries for the four fiscal quarters prior to such increase or additional loan, subject to the satisfaction of certain terms and conditions. The proceeds of the credit facility were used to (1) consummate the Muuto acquisition and, (2) refinance certain indebtedness and will also be used, among other things, for general corporate and operational purposes. Borrowings under the credit facility may be repaid at any time, but no later than the maturity date on January 23, 2023. The Company retains the right to terminate or reduce the size of the revolving credit facility at any time. Borrowings under the term loan facilities amortize in equal quarterly installments equaling 5% per annum, with the remaining borrowings due on the maturity date.
Interest on the revolving credit and term loans will accrue, at the Company’s election, at (i) the Eurocurrency Rate (as defined in the Amended Credit Agreement), plus additional percentage points based on the Company’s leverage ratio or (ii) the Base Rate (a rate based on the higher of (a) the prime rate announced from time-to-time by Bank of America, N.A., (b) the Federal Reserve System’s federal funds rate, plus .50% or (c) the Eurocurrency Rate, plus 1.00%; Base Rate is defined in detail in the Amended Credit Agreement), plus additional percentage points based on the Company’s leverage ratio.
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

The aggregate maturities of long-term debt are as follows:

Future minimum debt payments
2018	$13,151
2019	17,535
2020	17,535
2021	17,535
2022	17,535
Thereafter	444,167
Total	$527,458
Deferred Financing Fees
In conjunction with the issuance of the Amended Credit Agreement, the Company incurred $4.5 million in debt issuance costs, which are being deferred and amortized over the term of the Amended Credit Agreement. In conjunction with terminating the Company’s Existing Credit Agreement, $0.4 million in unamortized debt issuance costs and $1.0 million of third party fees related to debt extinguishment were written-off as a loss on extinguishment of debt during the three months ended March 31, 2018. The remaining unamortized fees are being amortized over the term of the Amended Credit Agreement.
NOTE 11. CONTINGENT LIABILITIES AND COMMITMENTS
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
Changes in the warranty reserve are as follows (in thousands):

Balance, December 31, 2017	$9,174
Provision for warranty claims	1,921
Warranties acquired through business combinations	611
Warranty claims paid	(1,942)
Foreign currency translation adjustment	29
Balance, March 31, 2018	$9,793
Warranty expense for the three months ended March 31, 2018 and 2017 was $1.9 million and $1.1 million, respectively.

NOTE 12. EQUITY
The following table shows the change in equity attributable to Knoll, Inc. stockholders and noncontrolling interests during the three months ended March 31, 2018 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Knoll, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	$493	$54,455	$347,304	$(43,774)	$358,478	$251	$358,729
Adoption of ASU 2018-02	—	—	6,250	(6,250)	—	—	—
Net earnings	—	—	15,259	—	15,259	8	15,267
Other comprehensive income	—	—	—	(765)	(765)	—	(765)
Shares issued for consideration:
Shares issued under stock incentive plan (261,167 shares)	3	(1)	—	—	2	—	2
Shares issued to Board of Directors in lieu of cash (1,238 shares)	—	25	—	—	25	—	25
Stock-based compensation, net of forfeitures	—	2,426	—	—	2,426	—	2,426
Cash dividend ($0.15 per share)	—	—	(7,338)	—	(7,338)	—	(7,338)
Purchase of common stock (95,412 shares)	(1)	(1,951)	—	—	(1,952)	—	(1,952)
Balance at March 31, 2018	$495	$54,954	$361,475	$(50,789)	$366,135	$259	$366,394
NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2018 (in thousands):

	Unrealized gains (losses) on Interest Rate Swaps	Foreign Currency Translation Adjustment	Pension and Other Post-Employment Liability Adjustment	Total
Balance, as of December 31, 2017	$—	$(5,487)	$(38,287)	$(43,774)
Adoption of ASU 2018-02	—	—	(6,250)	(6,250)
Other comprehensive income before reclassifications	(130)	(846)	—	(976)
Amounts reclassified from accumulated other comprehensive loss	—	—	211	211
Net current-period other comprehensive income	(130)	(846)	211	(765)
Balance, as of March 31, 2018	$(130)	$(6,333)	$(44,326)	$(50,789)

The following reclassifications were made from accumulated other comprehensive income (loss) to the condensed consolidated statements of operations and other comprehensive income (in thousands):

	Three Months Ended
	March 31, 2018	March 31, 2017
Amortization of pension and other post-employment liability adjustments
Prior service credits (1)	$(182)	$(371)
Actuarial losses (1)	348	155
Total before tax	166	(216)
Tax (benefit) expense	(45)	79
Net of tax	$211	$(137)
(1) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension costs, and are included in Other income, net within the Condensed Consolidated Statements of Operations and Comprehensive Income. See Note 5 for additional information.
NOTE 14. EARNINGS PER SHARE
Basic earnings per share excludes the dilutive effect of common shares that could potentially be issued due to the exercise of stock options and vesting of unvested restricted stock and restricted stock units, and is computed by dividing net earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. At March 31, 2018 and 2017, the Company had restricted stock and restricted stock units, which could potentially dilute basic earnings per share in the future. The following table sets forth the reconciliation from basic to dilutive average common shares (in thousands):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net earnings attributable to Knoll, Inc. stockholders	$15,259	$15,404

Denominator:
Denominator for basic earnings per shares - weighted-average shares	48,557	48,456
Effect of dilutive securities:
Potentially dilutive shares resulting from stock plans	648	927
Denominator for diluted earnings per share - weighted-average shares	49,205	49,383
Antidilutive equity awards not included in weighted-average common shares—diluted	1	12

Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$0.31	$0.32
Diluted	$0.31	$0.31
NOTE 15. INCOME TAXES
The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provisions for the three months ended March 31, 2018 and 2017 were based on the estimated effective tax rates applicable for the full years ending December 31, 2018 and 2017 and includes items specifically related to the interim periods. The Company’s effective tax rate was 27.1% and 27.2% for the three months ended March 31, 2018 and 2017, respectively. The decrease in the Company’s effective tax rate for the three months ended March 31, 2018 was due to the Tax Act legislation offset by the vesting of equity awards when compared to the three months ended March 31, 2017. The Company’s geographic mix of pretax income and the varying effective tax rates in the countries and states in which the Company operates also impacts its effective tax rate.

As of both March 31, 2018 and December 31, 2017, the Company had unrecognized tax benefits of approximately $0.9 million, respectively. These unrecognized tax benefit amounts would affect the effective tax rate if recognized. As of March 31, 2018, the Company is subject to U.S. Federal Income Tax examination for the tax years 2007 through 2017, and to non-U.S. income tax examination for the tax years 2010 through 2017. In addition, the Company is subject to state and local income tax examinations for the tax years 2007 through 2017.
NOTE 16. SEGMENT INFORMATION
The Company manages its business through its reportable segments: Office and Lifestyle.
The Office segment includes a complete range of workplace products that address diverse workplace planning paradigms in North America and Europe. These products include: systems furniture, seating, storage, tables, desks and KnollExtra® accessories as well as the international sales of our Office products.
The Lifestyle segment includes KnollStudio®, HOLLY HUNT®, DatesWeiser, Muuto, KnollTextiles®, Spinneybeck® (including Filzfelt®), and Edelman® Leather. KnollStudio products, which are distributed in North America and Europe, include iconic seating, lounge furniture, side, cafe and dining chairs as well as conference, training and dining and occasional tables. HOLLY HUNT® is known for high quality residential furniture, lighting, rugs, textiles and leathers. In addition, HOLLY HUNT® also includes Vladimir Kagan Design Group, a renowned collection of modern luxury furnishings. DatesWeiser, known for its sophisticated meeting and conference tables and credenzas, sets a standard for design, quality and technology integration. The KnollTextiles®, Spinneybeck® (including Filzfelt®), and Edelman® Leather businesses provide a wide range of customers with high-quality fabrics, felt, leather and related architectural products. The acquisition of Muuto rounds out the Lifestyle segment with its ancillary products and affordable luxury furnishings to make the Lifestyle segment an all encompassing “resimercial”, high performance workplace, from uber-luxury living spaces to affordable luxury residential living.
In 2018, the Company revised its segment presentation by aggregating the former Studio and Coverings segments with Muuto. Additionally, the Office segment now includes our office business in Europe which was historically reported in Studio. The Company believes this revised presentation better aligns the segments with how management views and operates the Company. As a result of this change in segment reporting, the Company retrospectively revised prior period results, by segment, to conform to current period presentation.
Corporate costs include unallocated costs relating to shared services and general corporate activities such as legal expenses, acquisition expenses, certain finance, human resources, administrative and executive expenses and other expenses that are not directly attributable to an operating segment. Dedicated, direct selling, general and administrative expenses, of the segments are included within segment operating profit. Management regularly reviews the costs included in the Corporate function and believes disclosing such information provides more visibility and transparency of how the chief operating decision maker reviews the results for the Company.

The tables below present the Company’s segment information with Corporate costs excluded from reporting segment results. Prior year amounts have been recast to conform to the current presentation (in thousands):

	Three Months Ended March 31,
	2018	2017
SALES
Office	$181,618	$157,998
Lifestyle	114,941	98,822
Knoll, Inc.	$296,559	$256,820
INTERSEGMENT SALES (1)
Office	$512	$274
Lifestyle	2,354	2,307
Knoll, Inc.	$2,866	$2,581
OPERATING PROFIT
Office (2)	$8,866	$8,828
Lifestyle	20,176	18,411
Corporate (3)	(6,582)	(6,603)
Knoll, Inc.(4)	$22,460	$20,636
_______________________________________________________________________________
(1) Intersegment sales are presented on a cost-plus basis which takes into consideration the effect of transfer prices between legal entities.
(2) Knoll recorded restructuring charges of $0.5 million during the three months ended March 31, 2018 within the Office segment related to an organizational realignment that will result in greater operating efficiency and control.
(3) Knoll recorded acquisition costs of $1.0 million related to the acquisition of Muuto within the Corporate segment during the three months ended March 31, 2018.
(4) The Company does not allocate interest expense or other income, net to the reportable segments.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of financial condition and results of operations provides an account of our financial performance and financial condition that should be read in conjunction with the accompanying audited consolidated financial statements.
Forward-looking Statements
This quarterly report on Form 10-Q contains forward-looking statements, principally in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk.” Statements and financial discussion and analysis contained in this Form 10-Q that are not historical facts are forward-looking statements. These statements discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to us, based on our current beliefs as well as assumptions made by us and information currently available to us. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “possible,” “potential,” “predict,” “project,” or other similar words, phrases or expressions. This includes, without limitation, our statements and expectations regarding any current or future recovery in our industry and publicly announced plans for increased capital and investment spending to achieve our long-term revenue and profitability growth goals, and our expectations with respect to leverage. Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation: the risks described in Item 1A and in Item 7A on our Annual Report on Form 10-K for the year ended December 31, 2017; changes in the financial stability of our clients or the overall economic environment, resulting in decreased corporate spending and service sector employment; changes in relationships with clients; the mix of products sold and of clients purchasing our products; the success of new technology initiatives; changes in business strategies and decisions; competition from our competitors; our ability to recruit and retain an experienced management team; changes in raw material prices and availability; restrictions on government spending resulting in fewer sales to the U.S. government, one of our largest customers; our debt restrictions on spending; our ability to protect our patents, copyrights and trademarks; our reliance on furniture dealers to produce sales; lawsuits arising from patents, copyrights and trademark infringements; violations of environmental laws and regulations; potential labor disruptions; adequacy of our insurance policies; the availability of future capital and the cost of borrowing; the overall strength and stability of our dealers, suppliers, and customers; access to necessary capital; our ability to successfully integrate acquired businesses; the success of our design and implementation of a new enterprise resource planning system; and currency rate fluctuations. The factors identified above are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement. Unpredictable or unknown factors could also have material adverse effects on us. All forward-looking statements included in this Form 10-Q are expressly qualified in their entirety by the foregoing cautionary statements. Except as required under the Federal securities laws and the rules and regulations of the SEC, we undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.
Overview
We design, manufacture, market and sell high-end commercial and residential furniture, accessories, textiles, fine leathers and designer felt for the workplace and residential markets, as well as modern outdoor furniture. We work with clients to create inspired modern interiors. Our design-driven businesses share a reputation for high-quality and sophistication offering a diversified product portfolio that endures throughout evolving trends and performs throughout business cycles. Our products are targeted at the middle to upper-end of the market, where we reach customers primarily through a broad network of independent dealers and distribution partners, our direct sales force, our showrooms, and our online presence.
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
We are committed to building a more efficient and responsive customer centric service culture and technology infrastructure across our organization. Our capital expenditures are reflective of this commitment as we continued to invest in the business through technology infrastructure upgrades and continued investments in our manufacturing facilities focusing on lean initiatives and showroom presence.
Results of Operations
Comparison of Consolidated Results for the Three Months Ended March 31, 2018 and 2017

	Three Months Ended March 31,		2018 vs. 2017
	2018	2017	$ Change	% Change
	(Dollars in thousands, except per share data)
Net Sales	$296,559	$256,820	$39,739	15.5%
Gross profit	107,711	95,674	12,037	12.6%
Selling, general, and administrative expenses	84,725	75,038	9,687	12.9%
Operating profit	22,460	20,636	1,824	8.8%
Interest expense	4,083	1,671	2,412	144.3%
Other income, net	(4,002)	(2,195)	(1,807)	82.3%
Income tax expense	5,667	5,764	(97)	(1.7)%
Net earnings	15,267	15,396	(129)	(0.8)%
Net earnings attributable to Knoll, Inc. stockholders	15,259	15,404	(145)	(0.9)%
Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$0.31	$0.32	$(0.01)	(3.1)%
Diluted	$0.31	$0.31	$—	—%
Statistical Data
Gross profit %	36.3%	37.3%
Operating profit %	7.6%	8.0%
Selling, general, and administrative expenses %	28.6%	29.2%
Net Sales
Net sales for the three months ended March 31, 2018 were $296.6 million, an increase of $39.7 million, or 15.5%, from sales of $256.8 million for the three months ended March 31, 2017. Net sales for the Office segment were $181.6 million for the three months ended March 31, 2018, an increase of 14.9%, when compared to the three months ended March 31, 2017. The increase in the Office segment was a result of strong growth in commercial sales in both North America and Europe. Newer workplace platforms and complimentary products drove sales growth, while legacy system sales were consistent with the first quarter of 2017. Net sales for the Lifestyle segment were $114.9 million during the three months ended March 31, 2018, an increase of 16.3%, from the three months ended March 31, 2017. This increase was primarily driven by the inclusion of two months of sales from Muuto, which was acquired on January 25, 2018, as well as higher sales at DatesWeiser.
Gross Profit
Gross profit for the three months ended March 31, 2018 was $107.7 million, an increase of $12.0 million, or 12.6%, from gross profit of $95.7 million for the three months ended March 31, 2017. As a percentage of sales, gross profit decreased from 37.3% for the three months ended March 31, 2017 to 36.3% for the three months ended March 31, 2018. This decrease was driven mainly by the Office segment, where higher volume and a favorable shift of mix towards new product platforms were offset by unfavorable commodity and transportation inflation when compared to the three months ended March 31, 2017.

Operating Profit
Operating profit for the three months ended March 31, 2018 was $22.5 million, an increase of $1.8 million, or 8.8%, from operating profit of $20.6 million for the three months ended March 31, 2017. The increase in operating profit was driven primarily by higher sales volume and the inclusion of Muuto. Operating profit for the Office segment was $8.9 million for the three months ended March 31, 2018, an increase of less than $0.1 million, or 0.4%, from the three months ended March 31, 2017.
Selling, general, and administrative expenses for the three months ended March 31, 2018 were $84.7 million, or 28.6% of sales, an increase of $9.7 million from $75.0 million, or 29.2% of sales, for the three months ended March 31, 2017. The increase was due primarily to increased sales and distribution expenses as well as higher incentive compensation from increased sales volume and profitability partially offset by a decrease in benefit costs. Additionally, as a result of adopting ASU 2017-07 we reclassified $2.1 million and $2.4 million of net periodic benefit income from operating expense to other income on the Statement of Operations for the periods ending March 31, 2018 and 2017, respectively.
We recorded acquisition costs of $1.0 million related to the Muuto acquisition, and $0.5 million of restructuring charges related to an organizational realignment in our manufacturing plants.
Interest Expense
Interest expense for the three months ended March 31, 2018 was $4.1 million, an increase of $2.4 million from interest expense of $1.7 million for the three months ended March 31, 2017. The increase was due primarily to increased debt levels and higher interest rates. During the three months ended March 31, 2018 and 2017, our weighted average interest rate was approximately 3.2% and 2.0%, respectively.
Loss on Extinguishment of Debt
Deferred financing fees incurred as a result of the Amended Credit Agreement were $5.5 million. We recorded a loss on extinguishment of debt of $1.4 million resulting from the refinancing of our credit facility which includes a $0.4 million loss on previously recorded and unamortized deferred financing fees and $1.0 million of fees paid to creditors on the Amended Credit Agreement.
Other Income, net
During the three months ended March 31, 2018 and 2017, other income was $4.0 million and $2.2 million, respectively. The increase in other income was due primarily to an increase in foreign exchange gains of $1.8 million for the three months ended March 31, 2018 compared to foreign exchange losses of less than $0.1 million for the three months ended March 31, 2017. We reclassified $2.1 million and $2.4 million of pension-related income from selling, general, and administrative expense to other income as a result of the adoption of ASU 2017-07.
Income Tax Expense
Our effective tax rate was 27.1% for the three months ended March 31, 2018, compared to 27.2% for the three months ended March 31, 2017. The decrease in the tax rate is due to the passage of the U.S. Tax Cuts and Jobs Act as well as the mix of pretax income and the varying effective tax rates in the countries and states in which we operate. The March 31, 2017 effective tax rate was reduced by income tax benefits recognized stemming from the vesting of a large equity award. This resulted in the realization of tax benefits recognized as a reduction of income tax expense.

Segment Reporting
We manage our business through our reporting segments: Office and Lifestyle.
The Office segment includes a complete range of workplace products that address diverse workplace planning paradigms in North America and Europe. These products include: systems furniture, seating, storage, tables, desks and KnollExtra® accessories as well as the international sales of our Office products.
The Lifestyle segment includes KnollStudio®, HOLLY HUNT®, DatesWeiser, Muuto, KnollTextiles®, Spinneybeck® (including Filzfelt®), and Edelman® Leather. KnollStudio products, which are distributed in North America and Europe, include iconic seating, lounge furniture, side, cafe and dining chairs as well as conference, training and dining and occasional tables. HOLLY HUNT® is known for high quality residential furniture, lighting, rugs, textiles and leathers. In addition, HOLLY HUNT® also includes Vladimir Kagan Design Group, a renowned collection of modern luxury furnishings. DatesWeiser, known for its sophisticated meeting and conference tables and credenzas, sets a standard for design, quality and technology integration. The KnollTextiles®, Spinneybeck® (including Filzfelt®), and Edelman® Leather businesses provide a wide range of customers with high-quality fabrics, felt, leather and related architectural products. The acquisition of Muuto rounds out the Lifestyle segment with its ancillary products and affordable luxury furnishings to make the Lifestyle segment an all encompassing “resimercial”, high performance workplace, from uber-luxury living spaces to affordable luxury residential living.
The comparisons of segment results found below has been retrospectively adjusted to reflect the change in segment reporting discussed in Reportable Segments above.
Comparison of Segment Results for the Three Months Ended March 31, 2018 and 2017

	Three Months Ended March 31,		2018 vs. 2017
	2018	2017	$ Change	% Change
	(Dollars in thousands)
SALES
Office	$181,618	$157,998	$23,620	14.9%
Lifestyle	114,941	98,822	16,119	16.3%
Knoll, Inc.	$296,559	$256,820	$39,739	15.5%
OPERATING PROFIT
Office	$8,866	$8,828	$38	0.4%
Lifestyle	20,176	18,411	1,765	9.6%
Corporate	(6,582)	(6,603)	21	(0.3)%
Knoll, Inc. (1)	$22,460	$20,636	$1,824	8.8%
_______________________________________________________________________________
(1) We do not allocate interest expense or other expense (income), net to the reportable segments.
Office
Net sales for the Office segment for the three months ended March 31, 2018 were $181.6 million, an increase of $23.6 million, or 14.9%, when compared with the three months ended March 31, 2017. The increase in the Office segment was due primarily to an increase in the North American Office sales due primarily to strong volume growth in new workplace platforms and ancillary products in the commercial space. Operating profit for the Office segment in the three months ended March 31, 2018 was $8.9 million, an increase of $0.1 million, or 0.4%, when compared with the three months ended March 31, 2017.
Lifestyle
Net sales for the Lifestyle segment for the three months ended March 31, 2018 were $114.9 million, an increase of $16.1 million, or 16.3%, when compared with the three months ended March 31, 2017. The increase was due primarily to the acquisition of Muuto combined with increased sales from DatesWeiser and Studio partially offset by declines at HOLLY HUNT®, Spinneybeck® and Edelman®. Operating profit for the Lifestyle segment in the three months ended March 31, 2018 was $20.2 million, an increase of $1.8 million, or 9.6%, when compared with the three months ended March 31, 2017. The increase in operating profit was driven primarily by the acquisition of Muuto combined with net price realization and increased volume.

Corporate
Corporate costs for the three months ended March 31, 2018 were $6.6 million, which were flat, when compared with the three months ended March 31, 2017. The decrease was due to increased spending on outside services during the three months ended March 31, 2018 offset by increased stock compensation expense during three months ended March 31, 2017.
Liquidity and Capital Resources
The following table highlights certain key cash flows and capital information pertinent to the discussion that follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cash provided by operating activities	$5,601	$3,825
Capital expenditures, net	(8,468)	(10,650)
Purchase of business, net of cash acquired	(303,748)	—
Purchase of common stock for treasury	(1,952)	(10,348)
Proceeds from revolving credit facilities	282,000	130,000
Repayment of revolving credit facilities	(132,000)	(103,500)
Proceeds of term loans	350,458	—
Repayment of term loans	(165,000)	(2,500)
Payment of dividends	(7,656)	(8,427)
Payment of financing fees	(4,509)	—
Loss on debt extinguishment	(1,023)	—
Contingent purchase price payment	—	(6,000)
Cash provided by (used in) financing activities	320,345	(249)
We have historically funded our business through cash generated from operations, supplemented by debt borrowings. Available cash is primarily used for our working capital needs, ongoing operations, capital expenditures, the payment of quarterly dividends, and the repurchase of shares. Capital expenditures are related primarily to investments in assets that help to improve operating efficiency, innovation and modernization, showroom refreshes and technology infrastructure. During the three months ended March 31, 2018, we made quarterly dividend payments of $0.15 per share, returning $7.4 million of cash to our shareholders. In addition to our quarterly dividend payments, we also paid accrued dividends on vested shares of $0.3 million.
Cash provided by operating activities was $5.6 million for the three months ended March 31, 2018 compared to $3.8 million for the three months ended March 31, 2017. For the three months ended March 31, 2018, cash provided by operating activities consisted primarily of $26.5 million from net income and various non-cash charges, including $8.4 million of depreciation and amortization, $2.4 million of stock based compensation and $2.0 million of unrealized foreign currency gains, partially offset by $20.9 million of unfavorable changes in assets and liabilities driven primarily by increased inventory purchases and increased accounts receivable. For the three months ended March 31, 2017, cash provided by operating activities consisted of $25.6 million from net income and various non-cash charges, including $6.1 million of depreciation and amortization and $3.3 million of stock based compensation, partially offset by $21.7 million of unfavorable changes in assets and liabilities.
Investing activities during the three months ended March 31, 2018 include the purchase of Muuto for $303.7 million, net of cash acquired, in January 2018. During the three months ended March 31, 2018 and 2017, we used $8.5 million and $10.7 million of cash for capital expenditures, respectively. The capital expenditures are reflective of our continued commitment to enhance and modernize our sales, manufacturing and information technology infrastructure.
Cash provided by financing activities was $320.3 million for the three months ended March 31, 2018 compared cash used by financing activities of $0.2 million for the three months ended March 31, 2017. During the three months ended March 31, 2018, we amended and extended our Existing Credit Facility. The proceeds from our term loans and revolving credit facilities under our Amended Credit Facility of $350.5 million and $282.0 million, respectively, were used to finance a portion of the Muuto acquisition, repay the outstanding balance on the term loans of our Existing Credit Facility of $165.0 million as well as to fund our working capital needs. Additionally, we paid $5.5 million of fees related to the issuance of the Amended Credit Facility, of which $4.5 million was capitalized as deferred financing fees and $1.0 million was expensed as a loss on debt extinguishment. For the three months ended March 31, 2017, we used $10.3 million for share repurchases, $8.4 million of cash to fund dividend payments to shareholders, and $6.0 million for the HOLLY HUNT® contingent purchase price payment.

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
Contractual Obligations
The following table summarizes our contractual cash obligations as of March 31, 2018 (in thousands):

	Payments Due by Period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Long-term debt (a)	$27,023	$70,136	$513,253	—	$610,412
_______________________________________________________________________________
(a) Contractual obligations for long-term debt and short-term borrowings include principal and interest payments. Interest payments have been computed based on an estimated variable interest as of March 31, 2018. The estimated variable interest rate is based on the Company's expected consolidated leverage ratio and the forecasted LIBOR rate for each period presented.
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
Critical Accounting Policies
The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the reported amounts and disclosures in the condensed consolidated financial statements. Actual results may differ from such estimates. On an ongoing basis, we review our accounting policies and procedures. A more detailed review of our critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We provided a discussion of our market risk in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no substantive changes in our market risk described in our Annual Report on Form 10-K except for the items noted below. During the normal course of business, we are routinely subjected to market risk associated with interest rate movements and foreign currency exchange rate movements. Interest rate risk arises from our debt obligations and foreign currency exchange rate risk arises from our non-U.S. operations and purchases of inventory from foreign suppliers.
We also have risk in our exposure to certain materials and transportation costs. Steel, leather, wood products and plastics are all used in our products. For the three months ended March 31, 2018, we estimated that materials inflation was approximately $1.4 million and transportation inflation approximately $0.7 million. During the three months ended March 31, 2017, we estimated that materials inflation was approximately $0.9 million and transportation deflation approximately $0.1 million, respectively. We continue to work to offset price increases in raw materials and transportation through our global sourcing initiatives, cost improvements and price increases to our products.
Interest Rate Risk
We have variable rate debt obligations that are denominated in U.S. dollars. A change in interest rates will impact the interest costs incurred and cash paid on the variable rate debt. During the three months ended March 31, 2018 and 2017, our weighted average interest rates were approximately 3.2% and 2.2%, respectively.
Foreign Currency Exchange Rate Risk
We manufacture our products in the United States, Canada and Italy, and sell our products primarily in those markets as well as in other countries. Our foreign sales and certain expenses are transacted in foreign currencies. Our production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. Additionally, as our reporting currency is the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the Canadian dollar the Euro, and with the acquisition of Muuto, the Danish Krone. Approximately 17.3% and 13.3% of our revenues in the three months ended March 31, 2018 and 2017, respectively, and 29.0% and 28.0% of our cost of goods sold in the three months ended March 31, 2018 and 2017, respectively, were denominated in currencies other than the U.S. dollar. Foreign currency exchange rate fluctuations resulted in $1.9 million of translation gains and $0.2 million of translation losses for the three months ended March 31, 2018 and 2017, respectively.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. We, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report (March 31, 2018) (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, our principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. Except for the Muuto acquisition, our aforementioned principal executive officer and principal financial officer have concluded that there were no other changes in our internal control over financial reporting during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management is currently evaluating the impact of Muuto on Knoll, Inc’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For the three months ended March 31, 2018, there have been no new material legal proceedings or material changes in the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
ITEM 1A. RISK FACTORS
For the three months ended March 31, 2018, there have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS
Repurchases of Equity Securities
The following is a summary of share repurchase activity during the three months ended March 31, 2018.
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

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
January 1, 2018 - January 31, 2018	—		$—	—	$32,352,413
February 1, 2018 - February 28, 2018	95,372	(2)	$20.43	—	$32,352,413
March 1, 2018 - March 31, 2018	40	(3)	$22.24	—	$32,352,413
Total	95,412			—
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
(2) In February 2018, 157,500 shares of outstanding restricted stock and 54, 167 restricted stock units vested. Concurrently with the vesting, 95,372 shares were forfeited by the holders of the shares to cover applicable taxes paid on the holders’ behalf by the Company.
(3) In March 2018, 833 shares of outstanding restricted stock vested. Concurrently with the vesting, 40 shares were forfeited by the holders of the shares to cover applicable taxes paid on the holders’ behalf by the Company.

ITEM 6.  EXHIBITS

Exhibit Number	Description

10.1	Amendment to Amended and Restated Knoll, Inc. 2013 Stock Incentive Plan
10.2	Amended and Restated Knoll, Inc. Non-Employee Director Compensation Plan
10.3	Form of Performance-Based Stock Unit Agreement (EBITDA Targets)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three months ended March 31, 2018 and 2017, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

* The Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOLL, INC.
(Registrant)

Date:	May 10, 2018
	By:	/s/ Andrew B. Cogan
Andrew B. Cogan
Chief Executive Officer

Date:	May 10, 2018
	By:	/s/ Charles W. Rayfield
Charles W. Rayfield
Chief Financial Officer
(Principal Financial Officer)