Form 10-Q
period 2018-06-30
KNOLL INC
filed 2018-08-09
CIK 1011570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Yes ☐ No ☒

As of August 6, 2018, there were 49,407,684 shares (including 713,264 non-voting restricted shares) of the Registrant’s common stock, par value $0.01 per share, outstanding.

KNOLL, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
KNOLL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$1,359	$2,203
Customer receivables, net of allowance for doubtful accounts of $4,884 and $4,039, respectively	105,628	86,687
Inventories	167,462	144,945
Prepaid expenses	26,360	29,272
Other current assets	15,655	15,163
Total current assets	316,464	278,270
Property, plant, and equipment, net	201,387	200,630
Goodwill	326,356	142,113
Intangible assets, net	359,502	238,581
Other noncurrent assets	2,846	1,447
Total assets	$1,206,555	$861,041
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$17,274	$10,000
Accounts payable	116,645	108,922
Other current liabilities	109,643	104,158
Total current liabilities	243,562	223,080
Long-term debt	474,132	181,048
Deferred income taxes	84,359	54,671
Pension liability	12,509	21,671
Other noncurrent liabilities	22,931	21,842
Total liabilities	837,493	502,312
Commitments and contingent liabilities
Equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 65,762,612 shares issued and 49,409,684 shares outstanding (including 715,263 non-voting restricted shares and net of 16,352,928 treasury shares) at June 30, 2018 and 65,460,014 shares issued and 49,339,552 shares outstanding (including 841,610 non-voting restricted shares and net of 16,120,462 treasury shares) at December 31, 2017	495	493
Additional paid-in capital	54,593	54,455
Retained earnings	366,699	347,304
Accumulated other comprehensive loss	(52,983)	(43,774)
Total Knoll, Inc. stockholders’ equity	368,804	358,478
Noncontrolling interests	258	251
Total equity	369,062	358,729
Total liabilities and equity	$1,206,555	$861,041

See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Sales	$323,351	$268,694	$619,910	$525,514
Cost of sales	204,064	168,736	392,912	329,882
Gross profit	119,287	99,958	226,998	195,632
Selling, general, and administrative expenses	93,637	77,976	178,362	153,014
Restructuring charges	838	2,150	1,364	2,150
Operating profit	24,812	19,832	47,272	40,468
Pension settlement charge	4,608	—	4,608	—
Interest expense	5,252	1,859	10,780	3,530
Other income, net	(2,792)	(2,169)	(6,794)	(4,360)
Income before income tax expense	17,744	20,142	38,678	41,298
Income tax expense	4,621	7,182	10,288	12,946
Net earnings	13,123	12,960	28,390	28,352
Net (loss) earnings attributable to noncontrolling interests	(1)	22	7	14
Net earnings attributable to Knoll, Inc. stockholders	$13,124	$12,938	$28,383	$28,338

Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$0.27	$0.27	$0.58	$0.59
Diluted	$0.27	$0.26	$0.58	$0.57

Dividends per share	$0.15	$0.15	$0.30	$0.30

Weighted-average number of common shares outstanding:
Basic	48,672,144	48,464,605	48,614,733	48,375,241
Diluted	49,131,106	49,376,506	49,137,528	49,294,525

Net earnings	$13,123	$12,960	$28,390	$28,352
Other comprehensive (loss) income:
Unrealized gain on interest rate swap, net of tax	1,183	—	1,053	—
Pension and other post-employment liability adjustment, net of tax	7,669	(138)	7,880	(275)
Foreign currency translation adjustment	(5,961)	2,320	(6,300)	2,800
Foreign currency translation adjustment on long term intercompany notes	(5,085)	—	(5,592)	—
Total other comprehensive (loss) income, net of tax	(2,194)	2,182	(2,959)	2,525
Total comprehensive income	10,929	15,142	25,431	30,877
Comprehensive (loss) income attributable to noncontrolling interests	(1)	22	7	14
Comprehensive income attributable to Knoll, Inc. stockholders	$10,930	$15,120	$25,424	$30,863

See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$28,390	$28,352
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation	12,712	10,668
Amortization expense (including deferred financing fees)	4,635	1,977
Loss on extinguishment of debt	1,445	—
Inventory obsolescence	775	1,203
Loss on disposal of property, plant and equipment	36	29
Unrealized foreign currency gains	(1,793)	(122)
Stock-based compensation	4,496	5,043
Bad debt and customer claims	673	(1,650)
Changes in assets and liabilities:
Customer receivables	(11,504)	8,420
Inventories	(13,565)	(8,811)
Prepaid and other current assets	804	(1,807)
Accounts payable	7,774	6,015
Current and deferred income taxes	4,138	2,567
Other current liabilities	(4,059)	(13,729)
Other noncurrent assets and liabilities	(1,184)	(5,917)
Cash provided by operating activities	33,773	32,238
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(16,031)	(20,756)
Purchase of businesses, net of cash acquired	(304,088)	—
Cash used in investing activities	(320,119)	(20,756)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facility	339,000	214,000
Repayment of revolving credit facility	(211,000)	(194,000)
Proceeds from term loan	352,499	—
Repayment of term loan	(171,859)	(5,000)
Payment of financing fees	(4,578)	—
Loss on debt extinguishment	(1,023)	—
Payment of dividends	(15,426)	(15,729)
Proceeds from the issuance of common stock	39	551
Purchase of common stock for treasury	(4,395)	(10,570)
Contingent purchase price payment	—	(6,000)
Cash provided by (used in) financing activities	283,257	(16,748)
Effect of exchange rate changes on cash and cash equivalents	2,245	1,336
Net decrease in cash and cash equivalents	(844)	(3,930)
Cash and cash equivalents at beginning of period	2,203	9,854
Cash and cash equivalents at end of period	$1,359	$5,924

See accompanying notes to the condensed consolidated financial statements.

NOTE 1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Knoll, Inc. (the “Company”) have been prepared with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and any partially owned subsidiaries that the Company has the ability to control. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the three and six month periods ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018.
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
The Company has completed its assessment of the impact of the new standard and adopted the new standard for all open contracts as of January 1, 2018 using the modified retrospective transition method, and applied the guidance to report new disclosures surrounding the Company’s recognition of revenue. The adoption of the new standard did not have a material impact on the financial position of the Company, the results of its operations or its cash flows as of and for the three and six months ended June 30, 2018, and the Company’s internal controls over financial reporting. There was no cumulative effect of adopting the standard at the date of initial application in retained earnings. The Company’s Revenue Recognition accounting policy has been updated for the new standard. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. The amount of consideration received and revenue recognized varies with changes in returns, rebates, cash sales incentives and other allowances offered to customers based on the Company’s experience. The new standard further requires quantitative and qualitative disclosures about the Company’s contracts with customers which have been included within this Form 10-Q.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the guidance in ASC 840, Leases. ASC 842 will be effective for the Company on January 1, 2019, and the Company will adopt the standard using the modified retrospective approach. While the Company continues to evaluate the provisions of ASC 842 to determine its impact, the primary effect of adopting the new standard will be to record assets and obligations for current operating leases. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements. While the Company continues to evaluate the provisions of ASC 842 to determine its impact, the primary effect of adopting the new standard will be to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. The Company will continue to assess the impact on its accounting policies, internal control processes and related disclosures required under the new guidance.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the incurred loss impairment methodology for measuring and recognizing credit losses with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This amendment is effective for fiscal years beginning after December 15, 2019 and will be effective for the Company on January 1, 2020. The Company does not believe there will be a material impact to the financial statements as a result of adopting this ASU.

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715). The new standard requires the service cost component of net periodic benefit cost to be presented in the same income statement line as other employee compensation costs arising from services rendered during the period and the other components of net periodic benefit cost to be presented separately from the income statement lines that include service cost and outside of any subtotal of operating income. The Company adopted the new standard for the period beginning January 1, 2018, resulting in no change in presentation of the service cost component of net periodic benefit cost, which has historically been reported in selling, general and administrative expenses along with other employee compensation costs. The retrospective adoption resulted in a change in presentation of the other components of net periodic benefit cost for the year ended December 31, 2017, and interim periods therein, by reclassifying net periodic benefit income of $2.4 million and $4.8 million for the three and six months ended June 30, 2017, respectively, from Selling, general and administrative expenses to Other income, net.
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
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). The new standard will allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (“Tax Act”). The amendments eliminate the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statements users. However, because the amendment only relates to the reclassification of the income tax effects of the Tax Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The guidance is effective for fiscal years beginning after December 15, 2018 with early adoption permitted, including the interim periods within those years. The Company early adopted the standard effective January 1, 2018 and reclassified $6.3 million from accumulated other comprehensive income to retained earnings related to the Company’s minimum pension liability.
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
In June 2018, the FASB issued ASU 2018-07, Compensation - Stock compensation (Topic 718) which simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Some of the areas for simplification apply only to nonpublic entities. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company does not plan to early adopt this ASU and the Company does not believe there will be a material impact to the financial statements as a result of adopting this ASU.

NOTE 2. REVENUE
Disaggregation of Revenue
The majority of the Company’s revenue presented as “Sales” in the Condensed Consolidated Statements of Operations and Comprehensive Income is the result of contracts with customers for the sale of the Company’s products. All other sources of revenue are not material to the Company’s results of operations. The other sources of revenue include installation revenue and royalty revenue.
The Company’s net sales by product category were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Office Segment
Office Systems	$104,124	$94,479	$207,478	$194,707
Seating	33,471	27,193	63,428	52,855
Files and Storage	21,214	20,598	43,292	39,133
Ancillary	20,761	11,593	39,906	19,664
Other	11,177	8,736	18,261	14,238
Total Office Segment	$190,747	$162,599	$372,365	$320,597
Lifestyle Segment
Studio	104,807	78,482	192,374	149,389
Coverings	27,797	27,613	55,171	55,528
Total Lifestyle Segment	$132,604	$106,095	$247,545	$204,917
Total Net Sales	$323,351	$268,694	$619,910	$525,514
Contract Balances
The Company has contract assets consisting of Customer Receivables in the Condensed Consolidated Balance Sheets which represent the amount of consideration the Company expects to be entitled to in exchange for the goods or services rendered to its customers.
When the Company receives deposits, the recognition of revenue is deferred and results in the recognition of a contract liability (Customer deposits) presented as a component of Other Current Liabilities in the Condensed Consolidated Balance Sheets. Subsequent recognition of revenue and the satisfaction of the contract liability is typically less than one year as the Company’s standard contract is less than one year with a standard payment term of 30 days. Changes in the Customer deposits balances during the six months ended June 30, 2018 are as follows:

Balance, January 1, 2018	$30,484
Revenue recognized that included the contract liability balance at the beginning of the period ended June 30, 2018	(56,039)
Increase due to cash received during the period ended June 30, 2018	64,118
Increase due to business combinations during the period ended June 30, 2018	1,500
Balance, June 30, 2018	$40,063
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

Amounts billed to customers for shipping and handling activities to fulfill the Company’s promise to transfer the goods are included in Sales, and costs incurred by the Company for the delivery of goods are classified as Cost of sales in the Condensed Consolidated Statements of Operations and Comprehensive Income. Sales tax, value added tax, and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. The Company generally offers assurance-type warranties for its products. The specific terms and conditions of those warranties vary by the product. The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the warranty liability include historical product-failure experience and estimated repair costs for identified matters. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.
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
NOTE 3. ACQUISITION
On January 25, 2018, the Company acquired one hundred percent (100%) of the shares of Muuto Holding ApS and MIE4 Holding 5 ApS, which collectively hold substantially all the business operations of Muuto ApS (“Muuto”). Muuto’s affordable luxury products span commercial and residential applications, adding scale and diversity to the Company’s business. The aggregate purchase price for the acquisition was $303.7 million, net of $7.5 million of cash acquired and subject to certain customary adjustments. The Company recorded the acquisition of Muuto using the acquisition method of accounting and recognized the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition. The results of operations of Muuto have been included in the Company’s Lifestyle segment beginning January 25, 2018. The Company funded the acquisition with borrowings from the Amended Credit Agreement as well as cash on hand. See Note 10 for information on the Company’s borrowings. The Company recorded acquisition costs in its Consolidated Statement of Operations and Comprehensive Income, within selling, general, and administrative expenses during the six months ended June 30, 2018 of $1.5 million.
The amount of sales and net loss that resulted from the acquisition and attributable to Knoll, Inc. stockholders included in the Condensed Consolidated Statements of Operations and Comprehensive Income during the periods ended June 30, 2018 were as follows (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Sales	$21,005	$36,191
Net loss attributable to Knoll, Inc. stockholders	$(1,951)	$(2,105)

The following table summarizes the preliminary fair values assigned to the assets acquired and liabilities assumed and resulting goodwill. These values are not yet finalized and are subject to change, which could be significant. The amounts recognized will be finalized as the information necessary to complete the analyses is obtained, but no later than one year from the acquisition date (“the measurement period”).
Recognized amounts of identifiable assets and liabilities as of the January 25, 2018 acquisition date (in thousands):

	Amounts Recognized as of Acquisition Date (Previously disclosed in March 31, 2018 Form 10-Q)	Measurement period adjustments	Amounts Recognized as of Acquisition Date
Cash	$7,506	$—	$7,506
Customer receivables	8,717	—	8,717
Inventory	14,675	(3,851)	10,824
Other current assets	447	—	447
Property, plant, and equipment, net	1,250	—	1,250
Intangible assets	131,300	25	131,325
Other non-current assets	292	—	292
Total assets acquired	$164,187	$(3,826)	$160,361
Accounts payable	3,374	—	3,374
Other current liabilities	12,244	(3,614)	8,630
Deferred income taxes	29,744	(816)	28,928
Other noncurrent liabilities	1,637	—	1,637
Total liabilities assumed	$46,999	$(4,430)	$42,569
Net assets acquired	$117,188	$604	$117,792

Purchase price	$311,254		$311,254
Less: Fair value of acquired identifiable assets and liabilities	117,188		117,792
Goodwill	$194,066		$193,462
The measurement period adjustments related to the identifiable assets and liabilities acquired during the three months ended June 30, 2018 represent an inventory valuation adjustment of $3.9 million, a $3.6 million adjustment for future payments that are considered compensation for post combination service and a $0.8 million adjustment to the long-term deferred tax liability.
The following table summarizes the estimated fair value of Muuto’s identifiable intangible assets and their estimated useful lives (in thousands):

	Fair Value as of January 25, 2018	Estimated Useful Life (in years)
Indefinite-lived intangible assets:
Trade name	$65,000	Indefinite
Finite-lived intangible assets:
Wholesale customer relationships	33,000	15
Contract customer relationships	22,000	9
Copyrights & designs	10,000	7
Non-competition agreements	1,325	3
	$131,325

The preliminary purchase price of Muuto has been allocated to the Company’s tangible and identifiable intangible assets acquired and liabilities assumed, based on their estimated acquisition date fair values. The excess of the purchase price over the net tangible and intangible assets is recorded to goodwill. Goodwill is not deductible for tax purposes. The preliminary allocation of purchase price is based upon a valuation undertaken by the Company and is subject to change during the measurement period. The initial accounting for the acquisition of Muuto is incomplete pending final valuation of the tangible and identifiable intangible assets acquired and liabilities assumed.
Unaudited pro forma information for the Company for the six months ended June 30, 2018 and 2017 as if the acquisition had occurred January 1, 2017 is as follows (in thousands):

	Six Months Ended June 30,
	2018	2017
Pro forma sales	$624,058	$557,494
Pro forma net earnings attributable to Knoll, Inc. stockholders	$32,591	$25,601
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
The pro forma financial information presented above include adjustments for: (1) incremental amortization expense related to fair value adjustments to identifiable intangible assets, (2) incremental interest expense for outstanding borrowings to reflect the terms of the Amended Credit Agreement, (3) nonrecurring items, (4) the tax effect of the above adjustments.
The pro forma information presented for the six months ended June 30, 2018 includes adjustments for future payments that are considered compensation for post combination service of $1.5 million, loss on debt extinguishment of $1.4 million, acquisition costs of $1.5 million, acquisition related inventory valuation of $0.9 million, incremental interest expense of $0.9 million, and incremental amortization of intangibles of $0.1 million. The income tax impact of these adjustments for the six months ended June 30, 2018 was $0.9 million. The pro forma information presented for the six months ended June 30, 2017 includes adjustments for amortization of intangibles of $3.3 million, future payments that are considered compensation for post combination service of $1.8 million, loss on debt extinguishment of $1.5 million, interest expense of $4.5 million, and acquisition related inventory valuation of $0.9 million. The income tax impact of these adjustments for the six months ended June 30, 2017 was $3.4 million. The pro forma financial information does not include adjustments for potential future cost savings.
NOTE 4. INVENTORIES
Information regarding the Company’s inventories is as follows (in thousands):

	June 30, 2018	December 31, 2017
Raw materials	$62,531	$58,725
Work-in-process	7,488	6,943
Finished goods	97,443	79,277
	$167,462	$144,945

NOTE 5. PENSION AND OTHER POST-EMPLOYMENT BENEFITS
The following tables set forth the components of the net periodic benefit income for the Company’s pension and other post-employment benefit plans (in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017
Interest cost	$2,504	$2,390	$30	$43
Expected return on plan assets	(4,606)	(4,615)	—	—
Amortization of prior service credit	—	—	(182)	(371)
Recognized actuarial loss (gain)	366	154	(18)	1
Pension settlement charge(1)	4,608	—	—	—
Net periodic pension cost	$2,872	$(2,071)	$(170)	$(327)
(1) The pension settlement charge was related to the purchase of annuities for certain pension plan retirees as well as cash payments from lump sum elections.

	Pension Benefits		Other Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest cost	$5,008	$4,780	$60	$86
Expected return on plan assets	(9,212)	(9,230)	—	—
Amortization of prior service credit	—	—	(364)	(742)
Recognized actuarial loss (gain)	732	308	(36)	2
Pension settlement charge(1)	4,608	—	—	—
Net periodic pension cost	$1,136	$(4,142)	$(340)	$(654)
(1) The pension settlement charge was related to the purchase of annuities for certain pension plan retirees as well as cash payments from lump sum elections.
During the six months ended June 30, 2018, in connection with the pension settlement, the Company remeasured its pension plans and recorded a $5.8 million reduction to the pension liability. This reduction was primarily driven by a change in the weighted average discount rates used to measure the liabilities. There was no change to the weighted average expected long-term rate of return on plan assets.
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

	Fair Value as of June 30, 2018				Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swap	$—	$1,424	$—	$1,424	$—	$—	$—	$—
Liabilities:
Contingent purchase price payment - DatesWeiser	$—	$—	$1,100	$1,100	$—	$—	$1,100	$1,100
Interest Rate Swap
The Company’s interest rate swap has a maturity of five years and is with a counterparty with a credit rating of A- according to S&P and Fitch. The fair value of the interest rate swap agreement is based on observable prices as quoted for receiving the variable one month London Interbank Offered Rates or LIBOR and paying fixed interest rates and therefore were classified as Level 2.
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
There were no additional assets and/or liabilities recorded at fair value on a recurring basis as of June 30, 2018 or December 31, 2017.
NOTE 7. DERIVATIVE INSTRUMENTS
The Company is exposed to interest rate risks related to its business operations. To reduce the interest rate risk the Company uses derivative instruments, including interest rate swaps contracts. The Company does not use derivatives for speculative trading purposes.
Cash flow hedge
To offset the variability of cash flows in interest payments associated with a portion of the Company’s variable rate debt, the Company entered into an interest rate swap contract in January 2018 which is designated as a cash flow hedge. The interest rate swap hedges US LIBOR based debt which effectively converts variable-rate debt to a fixed interest rate. As of June 30, 2018, the Company’s interest rate swap agreement had a notional amount of $300.0 million that hedges certain long-term debt obligations. The contract has a rate of 2.63%.
The following table illustrates the location and fair value of the Company’s interest rate swap at June 30, 2018 and December 31, 2017 (in thousands):

	Derivatives
	June 30, 2018		December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815
Interest rate swap	Other assets	$1,424	n/a	$—
Total derivatives designated as hedging instruments under ASC 815		$1,424		$—

As of June 30, 2018, there was no hedge ineffectiveness associated with the Company’s interest rate swap and no portion of our cash flow hedge is excluded from the assessment of effectiveness. The Company will defer any effective portion of the cash flow hedge to accumulated other comprehensive income and will reclassify into earnings when the transaction occurs. The interest rate swap had no effect on the Consolidated Statement of Operations for the three and six months ended June 30, 2018. The Company does not expect any material reclassifications from accumulated other comprehensive income into earnings over the next 12 months.
NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Information regarding the Company’s other intangible assets are as follows (in thousands):

	June 30, 2018			December 31, 2017
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Indefinite-lived intangible assets:
Tradenames	$287,427	$—	$287,427	$225,600	$—	$225,600
Finite-lived intangible assets:
Customer relationships	74,910	(14,551)	60,359	22,497	(11,575)	10,922
Copyrights & design	9,542	(618)	8,924	—	—	—
Various	13,378	(10,586)	2,792	12,088	(10,029)	2,059
Total	$385,257	$(25,755)	$359,502	$260,185	$(21,604)	$238,581
The Company’s amortization expense, which is recorded on a straight-line basis, related to finite-lived intangible assets was $2.2 million and $4.1 million for the three and six months ended June 30, 2018 and $0.8 million and $1.6 million for the three and six months ended June 30, 2017, respectively. The expected amortization expense based on the finite-lived intangible assets as of June 30, 2018 are as follows (in thousands):

Estimated Amortization
Remainder of 2018	$4,421
2019	8,804
2020	8,731
2021	8,206
2022	7,881
The changes in the carrying amount of goodwill by reportable segment are as follows (in thousands):

	Office Segment	Lifestyle Segment	Total
Balance as of December 31, 2017	$36,220	$105,893	$142,113
Foreign currency translation adjustment	(335)	(9,235)	(9,570)
Goodwill acquired	—	193,813	193,813
Balance as of June 30, 2018	$35,885	$290,471	$326,356

NOTE 9. OTHER CURRENT LIABILITIES
Information regarding the Company’s other current liabilities are as follows (in thousands):

	June 30, 2018	December 31, 2017
Accrued employee compensation	$30,457	$41,144
Customer deposits	40,063	30,484
Warranty	9,681	9,174
Contingent payout	1,100	1,100
Other	28,342	22,256
Other current liabilities	$109,643	$104,158
NOTE 10. INDEBTEDNESS
The Company’s long-term debt is summarized as follows (in thousands):

	June 30, 2018	December 31, 2017
Balance of revolving credit facility	$155,000	$27,000
Balance of term loan	340,989	165,000
Total long-term debt	495,989	192,000
Less: current maturities of long-term debt	17,274	10,000
Less: deferred financing fees, net	4,583	952
Long-term debt	$474,132	$181,048
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
The aggregate maturities of long-term debt are as follows:

Future minimum debt payments
2018	$8,465
2019	17,274
2020	17,274
2021	17,274
2022	17,274
Thereafter	418,428
Total	$495,989
Deferred Financing Fees
In conjunction with the issuance of the Amended Credit Agreement, the Company incurred $4.5 million in debt issuance costs, which are being deferred and amortized over the term of the Amended Credit Agreement. In conjunction with terminating the Company’s Existing Credit Agreement, $0.4 million in unamortized debt issuance costs and $1.0 million of third party fees related to debt extinguishment were written-off as a loss on extinguishment of debt during the six months ended June 30, 2018. The loss on extinguishment of debt was recorded as interest expense, net on the accompanying statements of operations and comprehensive loss. The remaining unamortized fees are being amortized over the term of the Amended Credit Agreement.
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

Changes in the warranty reserve are as follows (in thousands):

Balance, December 31, 2017	$9,174
Provision for warranty claims	3,813
Warranties acquired through business combinations	611
Warranty claims paid	(3,910)
Foreign currency translation adjustment	(7)
Balance, June 30, 2018	$9,681
Warranty expense for the three and six months ended June 30, 2018 was $1.9 million and $3.8 million, respectively. Warranty expense for the three and six months ended June 30, 2017 was $1.7 million and $2.8 million, respectively.
NOTE 12. EQUITY
The following table shows the change in equity attributable to Knoll, Inc. stockholders and noncontrolling interests during the six months ended June 30, 2018 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total Knoll, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	$493	$54,455	$347,304	$(43,774)	$358,478	$251	$358,729
Adoption of ASU 2018-02	—	—	6,250	(6,250)	—	—	—
Net earnings	—	—	28,383	—	28,383	7	28,390
Other comprehensive income	—	—	—	(2,959)	(2,959)	—	(2,959)
Shares issued for consideration:
Shares issued under stock incentive plan	4	(2)	—	—	2	—	2
Shares issued to Board of Directors in lieu of cash	—	37	—	—	37	—	37
Stock-based compensation, net of forfeitures	—	4,496	—	—	4,496	—	4,496
Cash dividend ($0.30 per share)	—	—	(15,238)	—	(15,238)	—	(15,238)
Purchase of common stock	(2)	(4,393)	—	—	(4,395)	—	(4,395)
Balance at June 30, 2018	$495	$54,593	$366,699	$(52,983)	$368,804	$258	$369,062
The following table demonstrates the change in the number of shares of common stock outstanding during the six months ended June 30, 2018 (excludes non-voting restricted shares):

Shares outstanding as of December 31, 2017	48,497,942
Shares issued under stock incentive plan, net of awards surrendered to pay applicable taxes	194,641
Shares issued to Board of Directors in lieu of cash	1,838
Shares outstanding at June 30, 2018	48,694,421

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated other comprehensive income (loss) net of tax by component for the six months ended June 30, 2018 (in thousands):

	Unrealized gains (losses) on Interest Rate Swaps	Foreign Currency Translation Adjustment	Pension and Other Post-Employment Liability Adjustment	Total
Balance, as of December 31, 2017	$—	$(5,487)	$(38,287)	$(43,774)
Adoption of ASU 2018-02	—	—	(6,250)	(6,250)
Other comprehensive income before reclassifications	1,053	(11,892)	4,249	(6,590)
Amounts reclassified from accumulated other comprehensive loss	—	—	3,631	3,631
Net current-period other comprehensive income	1,053	(11,892)	7,880	(2,959)
Balance, as of June 30, 2018	$1,053	$(17,379)	$(36,657)	$(52,983)
The following reclassifications were made from accumulated other comprehensive income (loss) to the condensed consolidated statements of operations and other comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Amortization of pension and other post-employment liability adjustments
Prior service credits (1)	$(182)	$(371)	$(364)	$(742)
Actuarial losses (1)	348	155	696	310
Loss recognized during settlement	4,608	—	4,608	—
Total before tax	4,774	(216)	4,940	(432)
Tax (benefit) expense	(1,265)	78	(1,309)	157
Net of tax	$3,509	$(138)	$3,631	$(275)
(1) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension costs, and are included in Other income, net within the Condensed Consolidated Statements of Operations and Comprehensive Income. See Note 5 for additional information.

NOTE 14. EARNINGS PER SHARE
Basic earnings per share excludes the dilutive effect of common shares that could potentially be issued due to the exercise of stock options and vesting of unvested restricted stock and restricted stock units, and is computed by dividing net earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. At June 30, 2018 and 2017, the Company had restricted stock and restricted stock units, which could potentially dilute basic earnings per share in the future. The following table sets forth the reconciliation from basic to dilutive average common shares (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net earnings attributable to Knoll, Inc. stockholders	$13,124	$12,938	$28,383	$28,338

Denominator:
Basic earnings per share - weighted-average shares	48,672	48,465	48,615	48,375
Effect of dilutive securities:
Potentially dilutive shares resulting from stock plans	459	912	523	920
Diluted earnings per share - weighted-average shares	49,131	49,377	49,138	49,295
Antidilutive equity awards not included in weighted-average common shares—diluted	—	—	—	12

Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$0.27	$0.27	$0.58	$0.59
Diluted	$0.27	$0.26	$0.58	$0.57
NOTE 15. INCOME TAXES
The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the three months ended June 30, 2018 and 2017 were based on the estimated effective tax rates applicable for the full years ending December 31, 2018 and 2017 and includes items specifically related to the interim periods. The Company’s effective tax rate was 26.6% and 31.3% for the six months ended June 30, 2018 and 2017, respectively. The decrease in the Company’s effective tax rate for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was due to the Tax Act legislation. The Company’s geographic mix of pretax income and the varying effective tax rates in the countries and states in which the Company operates also impacts its effective tax rate.
As of both June 30, 2018 and December 31, 2017, the Company had unrecognized tax benefits of approximately $0.9 million, respectively. These unrecognized tax benefit amounts would affect the effective tax rate if recognized. As of June 30, 2018, the Company is subject to U.S. Federal Income Tax examination for the tax years 2007 through 2017, and to non-U.S. income tax examination for the tax years 2010 through 2017. In addition, the Company is subject to state and local income tax examinations for the tax years 2007 through 2017.

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
In 2018, the Company revised its segment presentation by aggregating the former Studio and Coverings segments with Muuto to create the Lifestyle segment. Additionally, the Office segment now includes the office business in Europe which was historically reported in Studio. The Company believes this revised presentation better aligns the segments with how management views and operates the Company. As a result of this change in segment reporting, the Company retrospectively revised prior period results, by segment, to conform to current period presentation.
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

The tables below present the Company’s segment information with Corporate costs excluded from reporting segment results. Prior year amounts have been recast to conform to the current presentation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
SALES
Office	$190,747	$162,599	$372,365	$320,597
Lifestyle	132,604	106,095	247,545	204,917
Knoll, Inc.	$323,351	$268,694	$619,910	$525,514
INTERSEGMENT SALES (1)
Office	$497	$450	$1,009	$724
Lifestyle	3,050	2,142	5,404	5,191
Knoll, Inc.	$3,547	$2,592	$6,413	$5,915
OPERATING PROFIT
Office (2)	$10,316	$4,812	$19,182	$13,639
Lifestyle	20,965	20,584	41,141	38,996
Corporate (3)	(6,469)	(5,564)	(13,051)	(12,167)
Knoll, Inc.(4)	$24,812	$19,832	$47,272	$40,468
_______________________________________________________________________________
(1) Intersegment sales are presented on a cost-plus basis which takes into consideration the effect of transfer prices between legal entities.
(2) Knoll recorded restructuring charges of $0.8 million and $1.4 million during the three and six months ended June 30, 2018 and $2.2 million of restructuring charges for the three and six months ended June 30, 2017 within the Office segment related to an organizational realignment that will result in greater operating efficiency and control in 2018 and related to headcount rationalization and modernization of equipment in the Office segment in 2017.
(3) Knoll recorded acquisition costs of $0.5 million and $1.5 million related to the acquisition of Muuto within the Corporate segment during the three and six months ended June 30, 2018.
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
Results of Operations
Comparison of Consolidated Results for the Three Months Ended June 30, 2018 and 2017

	Three Months Ended June 30,		2018 vs. 2017
	2018	2017	$ Change	% Change
	(Dollars in thousands, except per share data)
Net Sales	$323,351	$268,694	$54,657	20.3%
Gross profit	119,287	99,958	19,329	19.3%
Selling, general, and administrative expenses	93,637	77,976	15,661	20.1%
Restructuring charges	838	2,150	(1,312)	100.0%
Operating profit	24,812	19,832	4,980	25.1%
Pension settlement charge	4,608	—	4,608	100.0%
Interest expense	5,252	1,859	3,393	182.5%
Other income, net	(2,792)	(2,169)	(623)	28.7%
Income tax expense	4,621	7,182	(2,561)	(35.7)%
Net earnings	13,123	12,960	163	1.3%
Net earnings attributable to Knoll, Inc. stockholders	13,124	12,938	186	1.4%
Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$0.27	$0.27	$—	—%
Diluted	$0.27	$0.26	$0.01	3.8%
Statistical Data
Gross profit %	36.9%	37.2%
Operating profit %	7.7%	7.4%
Selling, general, and administrative expenses %	29.0%	29.0%
Net Sales
Net sales for the three months ended June 30, 2018 were $323.4 million, an increase of $54.7 million, or 20.3%, from sales of $268.7 million for the three months ended June 30, 2017. Net sales for the Office segment were $190.8 million for the three months ended June 30, 2018, an increase of 17.3%, when compared to the three months ended June 30, 2017. The increase in the Office segment was a result of strong growth in commercial sales in both North America and Europe. Newer workplace platforms and complimentary products drove sales growth, while legacy system sales were consistent with the second quarter of 2017. Net sales for the Lifestyle segment were $132.6 million during the three months ended June 30, 2018, an increase of 25.0%, from the three months ended June 30, 2017. This increase was primarily driven by the inclusion of three months of sales from Muuto as well as increased volume in our contract markets.

Gross Profit
Gross profit for the three months ended June 30, 2018 was $119.3 million, an increase of $19.3 million, or 19.3%, from gross profit of $100.0 million for the three months ended June 30, 2017. As a percentage of sales, gross profit decreased from 37.2% for the three months ended June 30, 2017 to 36.9% for the three months ended June 30, 2018. The slight decrease in gross profit margin was driven by an acquisition related inventory adjustment of $0.9 million in the second quarter of 2018.
Operating Profit
Operating profit for the three months ended June 30, 2018 was $24.8 million, an increase of $5.0 million, or 25.1%, from operating profit of $19.8 million for the three months ended June 30, 2017. The increase in operating profit was driven primarily by higher sales volume and the inclusion of Muuto. Operating profit for the Office segment was $10.3 million for the three months ended June 30, 2018, an increase of $5.5 million, or 114.4%, from the three months ended June 30, 2017. Operating profit for the Lifestyle segment was $21.0 million for the three months ended June 30, 2018, an increase of $0.4 million, or 1.8%, from the three months ended June 30, 2017.
Selling, general, and administrative expenses for the three months ended June 30, 2018 were $94.5 million, or 29.2% of sales, an increase of $14.4 million from $80.1 million, or 29.8% of sales, for the three months ended June 30, 2017. The increase was due primarily to incremental operating expenses related to Muuto as well as higher incentive compensation from increased sales volume and profitability. Operating expenses also included restructuring charges of $0.8 million. The restructuring charges were related to supply chain optimization expenses of $0.5 million as well as an organizational realignment within the sales and customer service functions that will result in greater operational efficiency and control of $0.3 million. Additionally, as a result of adopting ASU 2017-07 we reclassified $1.9 million and $2.4 million of net periodic benefit income from operating expense to other income on the Consolidated Statement of Operations for the three months ending June 30, 2018 and 2017, respectively.
In the second quarter of 2018 we recorded acquisition expenses of $4.1 million, which was comprised of amortization of intangibles of $2.1 million, retention agreements for key employees of $1.5 million, as well as other customary acquisition related expenses of $0.5 million.
Interest Expense
Interest expense for the three months ended June 30, 2018 was $5.3 million, an increase of $3.4 million from interest expense of $1.9 million for the three months ended June 30, 2017. The increase was due primarily to additional debt as a result of the Muuto acquisition and higher interest rates. During the three months ended June 30, 2018 and 2017, our weighted average interest rate was approximately 3.6% and 2.4%, respectively.
Other Income, net
During the three months ended June 30, 2018, other income was $2.8 million compared to $2.2 million for the second quarter of 2017. Other income is primarily related to foreign exchange gains and losses and net periodic benefit income from the Company's pension and other post-employment benefit plans in both 2018 and 2017. In accordance with the adoption of ASU 2017-07, which was effective for the Company on January 1, 2018, the Company reclassified the net periodic benefit income recognized on the Company's pension and other post-employment benefit plans from selling, general, and administrative expense to other income for all periods presented.
Income Tax Expense
Our effective tax rate was 26.0% for the three months ended June 30, 2018, compared to 35.7% for the three months ended June 30, 2017. The decrease in the tax rate is due to the passage of the U.S. Tax Cuts and Jobs Act as well as the mix of pretax income and the varying effective tax rates in the countries and states in which we operate.

Comparison of Consolidated Results for the Six Months Ended June 30, 2018 and 2017

	Six Months Ended June 30,		2018 vs. 2017
	2018	2017	$ Change	% Change
	(Dollars in thousands, except per share data)
Net Sales	$619,910	$525,514	$94,396	18.0%
Gross profit	226,998	195,632	31,366	16.0%
Selling, general, and administrative expenses	178,362	153,014	25,348	16.6%
Restructuring expense	1,364	2,150	(786)	(36.6)%
Operating profit	47,272	40,468	6,804	16.8%
Interest expense	10,780	3,530	7,250	205.4%
Other income, net	(6,794)	(4,360)	(2,434)	55.8%
Income tax expense	10,288	12,946	(2,658)	(20.5)%
Net earnings	28,390	28,352	38	0.1%
Net earnings attributable to Knoll, Inc. stockholders	28,383	28,338	45	0.2%
Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$0.58	$0.59	$(0.01)	(1.7)%
Diluted	$0.58	$0.57	$0.01	1.8%
Statistical Data
Gross profit %	36.6%	37.2%
Operating profit %	7.6%	7.7%
Selling, general, and administrative expenses %	28.8%	29.1%
Net Sales
Net sales for the six months ended June 30, 2018 were $619.9, an increase of $94.4 million, or 18.0%, from sales of $525.5 million for the six months ended June 30, 2017. The increase in sales was driven by strong sales across both of our segments. A $51.8 million increase in our Office segment sales resulting from strong growth in commercial sales in both North America and Europe combined with newer workplace platforms and complimentary products sales growth. Our Lifestyle segment sales increased $42.6 million, or 20.8%, from the same period in the prior year. This increase was primarily driven by the inclusion of five months of sales from Muuto.
Gross Profit
Gross profit for the six months ended June 30, 2018 was $227.0 million, an increase of $31.4 million, or 16.0%, from gross profit of $195.6 million for the six months ended June 30, 2017. As a percentage of sales, gross profit decreased from 37.2% for the six months ended June 30, 2017 to 36.6% for the six months ended June 30, 2018. This decrease was driven mainly by the Office segment, where higher volume and a favorable shift of mix towards new product platforms were offset by unfavorable commodity and transportation inflation when compared to the six months ended June 30, 2017.
Operating Profit
Operating profit for the six months ended June 30, 2018 was $47.3 million, an increase of $6.8 million, or 16.8%, from operating profit of $40.5 million for the six months ended June 30, 2017. The increase in operating profit was driven primarily by higher sales volume and the inclusion of Muuto. Operating profit as a percentage of sales was 7.6% for the six months ended June 30, 2018 compared to 7.7% in the six months ended June 30, 2017 and June 30, 2018.
Selling, general, and administrative expenses for the six months ended June 30, 2018 were $178.4 million, or 28.8% of sales, compared to $153.0 million, or 29.1% of sales, for the six months ended June 30, 2017. The increase was due primarily to incremental operating expenses related to costs related to the rollout of the Rockwell Unscripted product line, Muuto related costs as well as higher incentive compensation from increased sales volume and profitability. Additionally, as a result of adopting ASU 2017-07 we reclassified $4.2 million and $4.8 million of net periodic benefit income from operating expense to other income on the Consolidated Statement of Operations for the six months ending June 30, 2018 and 2017, respectively.

Interest Expense
Interest expense for the six months ended June 30, 2018 was $10.8 million, an increase of $7.3 million from interest expense of $3.5 million for the six months ended June 30, 2017. The increase was due primarily to increased debt levels as a result of the Muuto acquisition and higher interest rates. During the six months ended June 30, 2018 and 2017, our weighted average interest rate was approximately 3.6% and 2.3%, respectively.
Other Income, net
Other income for the six months ended June 30, 2018 was $6.8 million, an increase of $2.4 million from $4.4 million for the six months ended June 30, 2017. Other income for the six months ended June 30, 2018 and 2017 was primarily related to foreign exchange gains that resulted from the revaluation of intercompany balances.
Income Tax Expense
Our effective tax rate was 26.6% for the six months ended June 30, 2018, compared to 31.3% for the six months ended June 30, 2017. The decrease in the tax rate is due to the passage of the U.S. Tax Cuts and Jobs Act as well as the mix of pretax income and the varying effective tax rates in the countries and states in which we operate.
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
Comparison of Segment Results for the Three Months Ended June 30, 2018 and 2017

	Three Months Ended June 30,		2018 vs. 2017
	2018	2017	$ Change	% Change
	(Dollars in thousands)
SALES
Office	$190,747	$162,599	$28,148	17.3%
Lifestyle	132,604	106,095	26,509	25.0%
Knoll, Inc.	$323,351	$268,694	$54,657	20.3%
OPERATING PROFIT
Office	$10,316	$4,812	$5,504	114.4%
Lifestyle	20,965	20,584	381	1.9%
Corporate	(6,469)	(5,564)	(905)	16.3%
Knoll, Inc. (1)	$24,812	$19,832	$4,980	25.1%
_______________________________________________________________________________
(1) We do not allocate interest expense or other expense (income), net to the reportable segments.

Office
Net sales for the Office segment for the three months ended June 30, 2018 were $190.7 million, an increase of $28.1 million, or 17.3%, when compared with the three months ended June 30, 2017. The increase in the Office segment was due primarily to strong volume growth in new workplace platforms and expanded price options in ergonomic categories such as height adjustable tables and seating. Operating profit for the Office segment in the three months ended June 30, 2018 was $10.3 million, an increase of $5.5 million, or 114.4%, when compared with the three months ended June 30, 2017.
Lifestyle
Net sales for the Lifestyle segment for the three months ended June 30, 2018 were $132.6 million, an increase of $26.5 million, or 25.0%, when compared with the three months ended June 30, 2017. The increase was due primarily to the inclusion of Muuto as well as higher sales from DatesWeiser and KnollStudio in Europe. Operating profit for the Lifestyle segment in the three months ended June 30, 2018 was $21.0 million, an increase of $0.4 million, or 1.9%, when compared with the three months ended June 30, 2017. The increase in operating profit was driven primarily by the acquisition of Muuto combined with increased volume.
Corporate
Corporate costs for the three months ended June 30, 2018 were $6.5 million, an increase of $0.9 million, when compared with the three months ended June 30, 2017. The increase was driven by higher management incentive based on financial results, spending on outside services and increased stock compensation expense during the three months ended June 30, 2018.
Comparison of Segment Results for the Six Months Ended June 30, 2018 and 2017

	Six Months Ended June 30,		2018 vs. 2017
	2018	2017	$ Change	% Change
	(Dollars in thousands)
SALES
Office	$372,365	$320,597	$51,768	16.1%
Lifestyle	247,545	204,917	42,628	20.8%
Knoll, Inc.	$619,910	$525,514	$94,396	18.0%
OPERATING PROFIT
Office	$19,182	$13,639	$5,543	40.6%
Lifestyle	41,141	38,996	2,145	5.5%
Corporate	(13,051)	(12,167)	(884)	7.3%
Knoll, Inc. (1)	$47,272	$40,468	$6,804	16.8%
_______________________________________________________________________________
(1) The Company does not allocate interest expense or other expense (income), net to the reportable segments.
Office
Net sales for the Office segment for the six months ended June 30, 2018 were $372.4 million, an increase of $51.8 million, or 16.1%, when compared with the six months ended June 30, 2017. The increase in the Office segment was due primarily to strong volume growth in new workplace platforms and ancillary products in the commercial space in both North America and Europe. Operating profit for the Office segment in the six months ended June 30, 2018 was $19.2 million, an increase of $5.5 million, or 40.6%, when compared with the six months ended June 30, 2017. The increase in operating profit for the Office segment was due primarily to increased sales volume as operating profit as a percentage of sales remained flat year over year.
Lifestyle
Net sales for the Lifestyle segment for the six months ended June 30, 2018 were $247.5 million, an increase of $42.6 million, or 20.8%, when compared with the six months ended June 30, 2017. This increase was driven by the inclusion of Muuto as well as strong growth at DatesWeiser and KnollStudio in Europe. Operating profit for the Lifestyle segment in the six months ended June 30, 2018 was $41.1 million, an increase of $2.1 million, or 5.5%, when compared with the six months ended June 30, 2017. The increase in operating profit was driven primarily by the acquisition of Muuto combined with increased volume.

Corporate
Corporate costs for the six months ended June 30, 2018 were $13.1 million, an increase of $0.9 million, or 7.3%, when compared with the six months ended June 30, 2017. The increase was driven by higher management incentive costs based on financial results, spending on outside services and increased stock compensation expense.
Liquidity and Capital Resources
The following table highlights certain key cash flows and capital information pertinent to the discussion that follows:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Cash provided by operating activities	$33,773	$32,238
Capital expenditures, net	(16,031)	(20,756)
Purchase of business, net of cash acquired	(304,088)	—
Purchase of common stock for treasury	(4,395)	(10,570)
Proceeds from revolving credit facilities	339,000	214,000
Repayment of revolving credit facilities	(211,000)	(194,000)
Proceeds of term loans	352,499	—
Repayment of term loans	(171,859)	(5,000)
Payment of dividends	(15,426)	(15,729)
Payment of financing fees	(4,578)	—
Loss on debt extinguishment	(1,023)	—
Contingent purchase price payment	—	(6,000)
Cash provided by (used in) financing activities	283,257	(16,748)
We have historically funded our business through cash generated from operations, supplemented by debt borrowings. Available cash is primarily used for our working capital needs, ongoing operations, capital expenditures, the payment of quarterly dividends, and the repurchase of shares. Capital expenditures are related primarily to investments in assets that help to improve operating efficiency, innovation and modernization, technology infrastructure and showroom refreshes. During the six months ended June 30, 2018, we made quarterly dividend payments of $0.15 per share, returning $14.7 million of cash to our shareholders. In addition to our quarterly dividend payments, we also paid accrued dividends on vested shares of $0.7 million.
Cash provided by operating activities was $33.8 million for the six months ended June 30, 2018 compared to $32.2 million for the six months ended June 30, 2017. For the six months ended June 30, 2018, cash provided by operating activities consisted primarily of $51.4 million from net income and various non-cash charges, including $17.3 million of depreciation and amortization, $4.5 million of stock-based compensation and $1.8 million of unrealized foreign currency gains, partially offset by $17.6 million of unfavorable changes in assets and liabilities driven primarily by increased inventory purchases and increased accounts receivable. For the six months ended June 30, 2017, cash provided by operating activities consisted of $45.5 million from net income and various non-cash charges, including $12.6 million of depreciation and amortization and $5.0 million of stock based compensation, partially offset by $13.3 million of unfavorable changes in assets and liabilities.
Investing activities during the six months ended June 30, 2018 include the purchase of Muuto for $303.7 million, net of cash acquired, in January 2018. During the six months ended June 30, 2018 and 2017, we used $16.0 million and $20.8 million of cash for capital expenditures, respectively. The capital expenditures are reflective of our continued commitment to enhance and modernize our sales, manufacturing and information technology infrastructure.
Cash provided by financing activities was $283.3 million for the six months ended June 30, 2018 compared to cash used by financing activities of $16.7 million for the six months ended June 30, 2017. During the six months ended June 30, 2018, we amended and extended our Existing Credit Facility. The proceeds from our term loans and revolving credit facilities under our Amended Credit Facility of $350.5 million and $282.0 million, respectively, were used to finance a portion of the Muuto acquisition, repay the outstanding balance on the term loans of our Existing Credit Facility of $165.0 million as well as to fund our working capital needs. Additionally, we paid $5.5 million of fees related to the issuance of the Amended Credit Facility, of which $4.5 million was capitalized as deferred financing fees and $1.0 million was expensed as a loss on debt extinguishment. For the six months ended June 30, 2017, we used $10.6 million for share repurchases, $15.7 million of cash to fund dividend payments to shareholders, and $6.0 million for the HOLLY HUNT® contingent purchase price payment.

On January 23, 2018, we amended and extended our Existing Credit Facility, dated May 20, 2014, with a $750.0 million credit facility maturing on January 23, 2023. We use our credit facility in the ordinary course of business to fund our working capital needs and, at times, make significant borrowings and repayments under the facility depending on our cash needs and availability at such time. Borrowings under the Amended Credit Agreement may be repaid at any time, but no later than January 23, 2023.
The Amended Credit Agreement requires that we comply with two financial covenants, consolidated total net leverage ratio, defined as the ratio of total indebtedness (net of unrestricted cash up to $15.0 million) to consolidated EBITDA (as defined in our credit agreement) and consolidated interest coverage ratio, defined as the ratio of our consolidated EBITDA (as defined in our credit agreement) to our consolidated interest expense. Our consolidated leverage ratio cannot exceed 4.25 to 1, an increase from our Existing Credit Facility at December 31, 2017 of 4.0 to 1, and our consolidated interest coverage ratio must be a minimum of 3.0 to 1. However, because of the financial covenant mentioned above, our capacity under our credit facility could be reduced if our trailing consolidated EBITDA (as defined by our credit agreement) declines due to deteriorating market conditions or poor performance. We are also required to comply with various other affirmative and negative covenants including, without limitation, covenants that prevent or restrict our ability to pay dividends, engage in certain mergers or acquisitions, make certain investments or loans, incur future indebtedness, engage in sale-leaseback transactions, alter our capital structure or line of business, prepay subordinated indebtedness, engage in certain transactions with affiliates and sell stock or assets.
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
Contractual Obligations
The following table summarizes our contractual cash obligations as of June 30, 2018 (in thousands):

	Payments Due by Period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Long-term debt (1)	$26,518	$67,883	$502,632	$—	$597,033
_______________________________________________________________________________
(1) Contractual obligations for long-term debt and short-term borrowings include principal and interest payments. Interest payments have been computed based on an estimated variable interest rate as of June 30, 2018. The estimated variable interest rate is based on the Company’s expected consolidated leverage ratio and the forecasted LIBOR rate for each period presented.
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
We also have risk in our exposure to certain materials and transportation costs. Steel, leather, wood products and plastics are all used in our products. For the six months ended June 30, 2018, we estimated that materials inflation was approximately $1.6 million and transportation inflation approximately $3.0 million. During the six months ended June 30, 2017, we estimated that materials inflation was approximately $2.2 million and transportation deflation was less than $0.1 million, respectively. We continue to work to offset price increases in raw materials and transportation through our global sourcing initiatives, cost improvements and price increases to our products.
Interest Rate Risk
We have variable rate debt obligations that are denominated in U.S. dollars. A change in interest rates will impact the interest costs incurred and cash paid on the variable rate debt. During the six months ended June 30, 2018 and 2017, our weighted average interest rates were approximately 3.6% and 2.3%, respectively.
Foreign Currency Exchange Rate Risk
We manufacture our products in the United States, Canada and Italy, and sell our products primarily in those markets as well as in other countries. Our foreign sales and certain expenses are transacted in foreign currencies. Our production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. Additionally, as our reporting currency is the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the Canadian dollar the Euro, and with the acquisition of Muuto, the Danish Krone. Approximately 19.0% and 13.1% of our revenues in the six months ended June 30, 2018 and 2017, respectively, and 30.0% and 27.1% of our cost of goods sold in the six months ended June 30, 2018 and 2017, respectively, were denominated in currencies other than the U.S. dollar. Foreign currency exchange rate fluctuations resulted in $2.2 million of translation gains and $0.5 million of translation losses for the six months ended June 30, 2018 and 2017, respectively.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. We, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report (June 30, 2018) (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, our principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. Except for the Muuto acquisition, our aforementioned principal executive officer and principal financial officer have concluded that there were no other changes in our internal control over financial reporting during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management is currently evaluating the impact of Muuto on Knoll, Inc’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For the six months ended June 30, 2018, there have been no new material legal proceedings or material changes in the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
ITEM 1A. RISK FACTORS
Except as set forth below, for the six months ended June 30, 2018, there have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
Risks Related to Our Common Stock
Our corporate documents provide, subject to certain exceptions, that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our Amended and Restated Bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our Amended and Restated Bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. This provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find this provision in our Amended and Restated Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS
Repurchases of Equity Securities
The following is a summary of share repurchase activity during the six months ended June 30, 2018.
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

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
April 1, 2018 - April 30, 2018	117,828	(2)	$20.75	—	$32,352,413
May1, 2018 - May 31, 2018	726	(3)	$19.74	—	$32,352,413
June 1, 2018 - June 30, 2018	—		$—	—	$32,352,413
Total	118,554			—
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
(2) In April 2018, 200,000 shares of outstanding restricted stock vested. Concurrently with the vesting, 117,828 shares were forfeited by the holder of the shares to cover applicable taxes paid on the holder’s behalf by the Company.
(3) In May 2018, 1,806 shares of outstanding restricted stock vested. Concurrently with the vesting, 726 shares were forfeited by the holder of the shares to cover applicable taxes paid on the holder’s behalf by the Company.

ITEM 5. OTHER INFORMATION
Amended and Restated Bylaws
On August 8, 2018, the Board of Directors (the “Board”) adopted and approved, effective immediately, the Amended and Restated Bylaws of the Company (the “Amended and Restated Bylaws”), to, among other things:
•provide for the election of directors by a majority vote in uncontested elections;
•update the advance notice provisions for director nominations and stockholder proposals;
•clarify the requirements and procedures for stockholders to call a special meeting of stockholders;
•clarify the requirements and procedures for stockholders to act by written consent;
•conform the procedures to fill director vacancies to the requirements of the Company’s certificate of incorporation;
•clarify the Board of Directors’ ability to postpone or cancel a previously-scheduled meeting of stockholders;
•clarify the powers of the chairman of a stockholder meeting over the conduct of such meeting;
•allow for emergency meetings of the Board with less than 24 hours’ notice; and

•	designate the Court of Chancery of the State of Delaware as the exclusive forum for certain actions and proceedings involving the Company.
The Board determined that the adoption of the exclusive forum bylaw is in the best interests of the Company and its stockholders because, among other reasons, it will limit the ability of plaintiffs in certain cases to forum shop, which can result in a court located outside of Delaware interpreting Delaware law, and to litigate in multiple jurisdictions, which can result in conflicting decisions by different courts and significant expense to the Company.
The Amended and Restated Bylaws also include clarifications, updates and other non-substantive changes to other provisions thereof. The foregoing description of the Amended and Restated Bylaws is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, a copy of which is filed herewith as Exhibit 3.2, and incorporated herein by reference.
Severance Agreements
On August 8, 2018, the Company entered into a Severance Agreement with each of Charles W. Rayfield, the Company’s Senior Vice President and Chief Financial Officer, and Michael A. Pollner, the Company’s Senior Vice President, Chief Administrative Officer, General Counsel and Secretary (each, an “Executive”). The Severance Agreement provides that each Executive, subject to execution of a release agreement satisfactory the Company, would receive severance pay equal to twelve (12) months of base salary in the event of the occurrence of a “Triggering Event.” A “Triggering Event” is defined for this purpose as a termination of employment without “Cause,” which is defined in the Severance Agreement as: (i) the substantial and continued failure of the Executive to perform material duties reasonably required of the Executive for a period of not less than thirty (30) consecutive days, provided notice in writing from the Company or its Board of Directors, as applicable, is given to the Executive specifying in reasonable detail the circumstances constituting such substantial and continued failure; (ii) conduct by the Executive substantially disloyal to the Company, which conduct is identified in reasonable detail by notice in writing from the Company or the Board of Directors, as applicable, and which conduct, if susceptible of cure, is not cured by the Executive within thirty (30) days of the Executive’s receipt of such notice; (iii) any act of fraud, embezzlement or misappropriation by the Executive against the Company (or any subsidiary); (iv) any material violation of the Company’s Code of Ethics or other policies; or (v) the conviction of the Executive of a felony or plea by the Executive of guilty or “nolo contendere” to the charge of a felony. Termination of employment on account of the Executive’s death or disability shall not constitute a “Triggering Event.” The Severance Agreement also includes a non-competition covenant applying for the duration of the severance pay period following a “Triggering Event”.
The foregoing description of the terms of the Severance Agreement is qualified in its entirety by reference to the full text of the Severance Agreement, a copy of which is filed herewith as Exhibit 10.1, and incorporated herein by reference.

ITEM 6.  EXHIBITS

Exhibit Number	Description

3.2	Amended and Restated By-Laws of Knoll, Inc.
10.1	Form of Executive Severance Agreement
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three and six months ended June 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

* The Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOLL, INC.
(Registrant)

Date:	August 9, 2018
	By:	/s/ Andrew B. Cogan
Andrew B. Cogan
Chief Executive Officer

Date:	August 9, 2018
	By:	/s/ Charles W. Rayfield
Charles W. Rayfield
Chief Financial Officer
(Principal Financial Officer)