Form 10-Q
period 2018-09-30
KNOLL INC
filed 2018-11-09
CIK 1011570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
 Commission File No. 001-12907

KNOLL, INC.

A Delaware Corporation	I.R.S. Employer No. 13-3873847

1235 Water Street
East Greenville, PA 18041
Telephone Number (215) 679-7991

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☒

As of November 6, 2018, there were 49,418,920 shares (including 713,264 non-voting restricted shares) of the Registrant’s common stock, par value $0.01 per share, outstanding.

KNOLL, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
KNOLL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	September 30, 2018	December 31, 2017
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$7,317	$2,203
Customer receivables, net of allowance for doubtful accounts of $4,372 and $4,039, respectively	110,814	86,687
Inventories	170,420	144,945
Prepaid expenses	19,360	29,272
Other current assets	14,730	15,163
Total current assets	322,641	278,270
Property, plant, and equipment, net	203,781	200,630
Goodwill	323,085	142,113
Intangible assets, net	358,710	238,581
Other noncurrent assets	4,071	1,447
Total assets	$1,212,288	$861,041
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$17,242	$10,000
Accounts payable	118,272	108,922
Income taxes payable	1,862	13
Other current liabilities	114,321	104,145
Total current liabilities	251,697	223,080
Long-term debt	463,075	181,048
Deferred income taxes	85,644	54,671
Pension liability	2,861	21,671
Other noncurrent liabilities	23,955	21,842
Total liabilities	827,232	502,312
Commitments and contingent liabilities
Equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 65,765,633 shares issued and 49,410,705 shares outstanding (including 715,752 non-voting restricted shares and net of 16,354,928 treasury shares) at September 30, 2018 and 65,460,014 shares issued and 49,339,552 shares outstanding (including 841,610 non-voting restricted shares and net of 16,120,462 treasury shares) at December 31, 2017	495	493
Additional paid-in capital	56,848	54,455
Retained earnings	379,900	347,304
Accumulated other comprehensive loss	(52,445)	(43,774)
Total Knoll, Inc. stockholders’ equity	384,798	358,478
Noncontrolling interests	258	251
Total equity	385,056	358,729
Total liabilities and equity	$1,212,288	$861,041

See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Sales	$327,737	$291,256	$947,647	$816,770
Cost of sales	204,943	184,646	597,855	514,528
Gross profit	122,794	106,610	349,792	302,242
Selling, general, and administrative expenses	88,674	78,883	267,036	231,897
Restructuring charges	1,200	—	2,564	2,150
Operating profit	32,920	27,727	80,192	68,195
Pension settlement charge	628	—	5,236	—
Interest expense	5,032	1,991	15,812	5,521
Other income, net	(227)	(1,583)	(7,021)	(5,943)
Income before income tax expense	27,487	27,319	66,165	68,617
Income tax expense	7,164	8,158	17,452	21,104
Net earnings	20,323	19,161	48,713	47,513
Net earnings attributable to noncontrolling interests	—	29	7	43
Net earnings attributable to Knoll, Inc. stockholders	$20,323	$19,132	$48,706	$47,470

Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$0.42	$0.39	$1.00	$0.98
Diluted	$0.41	$0.39	$0.99	$0.96

Dividends per share	$0.15	$0.15	$0.45	$0.45

Weighted-average number of common shares outstanding:
Basic	48,694,438	48,468,480	48,641,595	48,406,659
Diluted	49,231,376	48,979,182	49,189,592	49,167,856

Net earnings	$20,323	$19,161	$48,713	$47,513
Other comprehensive income (loss) :
Unrealized gain on interest rate swap, net of tax	911	—	1,964	—
Pension and other post-employment liability adjustment, net of tax	1,182	(139)	9,062	(414)
Foreign currency translation adjustment	(4,649)	5,876	(10,949)	8,676
Foreign currency translation adjustment on long term intercompany notes	3,094	—	(2,498)	—
Total other comprehensive income (loss), net of tax	538	5,737	(2,421)	8,262
Total comprehensive income	20,861	24,898	46,292	55,775
Comprehensive income attributable to noncontrolling interests	—	29	7	43
Comprehensive income attributable to Knoll, Inc. stockholders	$20,861	$24,869	$46,285	$55,732

See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$48,713	$47,513
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation	19,021	16,137
Amortization expense (including deferred financing fees)	7,088	2,966
Loss on extinguishment of debt	1,445	—
Change in fair value of acquisition related contingent consideration	(350)	—
Provision for inventory obsolescence	1,660	1,436
Loss on disposal of property, plant and equipment	32	83
Unrealized foreign currency losses	375	1,370
Stock-based compensation	6,738	7,314
Bad debt and customer claims	(589)	(1,403)
Changes in assets and liabilities:
Customer receivables	(14,706)	(5,789)
Inventories	(16,174)	(7,611)
Prepaid and other current assets	16,551	5,491
Accounts payable	6,171	9,502
Current and deferred income taxes	(4,815)	(1,388)
Other current liabilities	711	(7,250)
Other noncurrent assets and liabilities	(8,076)	(8,967)
Cash provided by operating activities	63,795	59,404
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(21,349)	(29,433)
Purchase of businesses, net of cash acquired	(307,983)	—
Cash used in investing activities	(329,332)	(29,433)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facility	409,000	304,000
Repayment of revolving credit facility	(287,500)	(296,500)
Proceeds from term loan	395,136	—
Repayment of term loan	(224,149)	(7,500)
Payment of financing fees	(4,578)	—
Payment of fees related to debt extinguishment	(1,023)	—
Payment of dividends	(22,727)	(23,000)
Proceeds from the issuance of common stock	51	576
Purchase of common stock for treasury	(4,393)	(10,570)
Contingent purchase price payment	—	(6,000)
Cash provided by (used in) financing activities	259,817	(38,994)
Effect of exchange rate changes on cash and cash equivalents	10,834	5,002
Net increase (decrease) in cash and cash equivalents	5,114	(4,021)
Cash and cash equivalents at beginning of period	2,203	9,854
Cash and cash equivalents at end of period	$7,317	$5,833

See accompanying notes to the condensed consolidated financial statements.

NOTE 1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Knoll, Inc. (the “Company”) have been prepared with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and any partially owned subsidiaries that the Company has the ability to control. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the three and nine month periods ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018.
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
The Company has completed its assessment of the impact of the new standard and adopted the new standard for all open contracts as of January 1, 2018 using the modified retrospective transition method, and applied the guidance to report new disclosures surrounding the Company’s recognition of revenue. The adoption of the new standard did not have a material impact on the financial position of the Company, the results of its operations or its cash flows as of and for the three and nine months ended September 30, 2018, and the Company’s internal controls over financial reporting. There was no cumulative effect of adopting the standard at the date of initial application in retained earnings. The Company’s revenue recognition accounting policy has been updated for the new standard. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. The amount of consideration received and revenue recognized varies with changes in returns, rebates, cash sales incentives and other allowances offered to customers based on the Company’s experience. The new standard further requires quantitative and qualitative disclosures about the Company’s contracts with customers which have been included within this Form 10-Q.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the guidance in ASC 840, Leases. ASC 842 will be effective for the Company on January 1, 2019, and the Company will adopt the standard using the modified retrospective approach. While the Company continues to evaluate the provisions of ASC 842 to determine its impact, the primary effect of adopting the new standard will be to record assets and liabilities on the balance sheet for most leases including operating leases. Lessees will classify leases as either finance or operating leases and lessors classify all leases as sales-type, direct financing or operating leases.  The statement of operations presentation and expense recognition for lessees for finance leases is similar to that of capital leases under Accounting Standards Codification (“ASC”) 840 with separate interest and amortization expense with higher periodic expense in the earlier periods of a lease.  For operating leases, the statement of operations presentation and expense recognition is similar to that of operating leases under ASC 840 with single lease cost recognized on a straight-line basis.
During the third quarter of 2018, the Company made progress on implementing the new standard which included surveying the Company’s businesses, assessing the Company’s portfolio of leases and compiling a central repository of active leases. The Company evaluated key policy elections and considerations under the standard which the Company will utilize to develop an internal policy to address the new standard requirements. Additionally, the Company selected a lease accounting software solution to support the new reporting requirements and started implementation of the software. While the Company continues to assess the impact on its accounting policies, internal control processes and related disclosures required under the new guidance, the Company expects to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of their classification. The Company does not believe the standard will materially affect its consolidated net earnings. These conclusions may change as the Company continues to evaluate the new standard or if there are any changes in the Company’s lease portfolio.
In July 2018, the FASB issued clarifying guidance to the topic in ASUs No. 2018-11 and No. 2018-10, which defined several practical expedients for adoption and clarified new accounting methodologies. The Company is anticipating that it will elect the available practical expedients, including the transition option, upon adoption on January 1, 2019.
In September 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the incurred loss impairment methodology for measuring and recognizing credit losses with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This amendment is effective for fiscal years beginning after December 15, 2019 and will be effective for the Company on January 1, 2020. The Company does not believe there will be a material impact to the financial statements as a result of adopting this ASU.
In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715). The new standard requires the service cost component of net periodic benefit cost to be presented in the same income statement line as other employee compensation costs arising from services rendered during the period and the other components of net periodic benefit cost to be presented separately from the income statement lines that include service cost and outside of any subtotal of operating income. The Company adopted the new standard for the period beginning January 1, 2018, resulting in no change in presentation of the service cost component of net periodic benefit cost, which has historically been reported in selling, general and administrative expenses along with other employee compensation costs. The retrospective adoption resulted in a change in presentation of the other components of net periodic benefit cost for the year ended December 31, 2017, and interim periods therein, by reclassifying net periodic benefit income of $2.4 million and $7.2 million for the three and nine months ended September 30, 2017, respectively, from Selling, general and administrative expenses to Other income, net.
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
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). The new standard will allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (“Tax Act”). The amendments eliminate the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statements users. However, because the amendment only relates to the reclassification of the income tax effects of the Tax Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The guidance is effective for fiscal years beginning after December 15, 2018 with early adoption permitted, including the interim periods within those years. The Company early adopted the standard effective January 1, 2018 and reclassified $6.3 million from accumulated other comprehensive income to retained earnings related to the Company’s pension liability.
In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740) which incorporates the provision of SAB 118 into the accounting standards codification. The Security and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provides guidance regarding situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118, the Company has made reasonable estimate of the effects on its existing deferred tax balances and one-time transition tax including impact of the assertion to repatriate foreign earnings. The ultimate impact of the Tax Act may differ from this estimate, possibly materially, due to change in interpretations and assumptions, and guidance that may be issued and actions the Company may take in response to the Tax Act. The estimated provision impact of the Tax Act, as disclosed in the Company’s annual report on Form 10-K, is anticipated to change as data becomes available through the tax return preparation process allowing more accurate scheduling of the deferred tax assets and liabilities primarily related to depreciable assets, inventory, employee compensation and commissions. The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, which is expected to be in the fourth quarter of 2018 in accordance with SAB 118 standards.

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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) which modifies the disclosure requirements of fair value measurements in Topic 820, Fair Value Measurement. For public companies the ASU removes disclosure requirements for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation process for Level 3 fair value measurements. The ASU modifies the disclosure requirements for investments in certain entities that calculate net asset value and clarifies that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. The ASU adds the disclosure requirement for changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2019 including interim periods within that fiscal year. Early adoption is permitted. The Company does not plan to early adopt this ASU and the Company does not believe there will be a material impact to the financial statements as a result of adopting this ASU.
In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20). The ASU removes the requirements to disclose: amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year, the amount and timing of plan assets expected to be returned to the employer, related party disclosures about the amount of future annual benefits covered by insurance and annuity contracts and significant transactions between the employer or related parties and the plan, and the effects of a one-percentage-point change in assumed health care cost trend rates. The ASU requires disclosure of the explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The amendments in the update are effective for all entities for fiscal years beginning after December 15, 2020 including interim periods within that fiscal year. Early adoption is permitted and the amendments in this update are required to be applied on a retrospective basis to all periods presented. The Company does not plan to early adopt this ASU and Company does not believe there will be a material impact to the financial statements as a result of adopting this ASU.

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
The Company’s net sales by product category were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Office Segment
Office Systems	$111,239	$109,195	$318,717	$303,902
Seating	29,694	33,056	93,122	85,911
Files and Storage	23,940	22,956	67,232	62,089
Ancillary	24,631	18,380	64,537	38,044
Other	8,178	8,721	26,439	22,959
Total Office Segment	$197,682	$192,308	$570,047	$512,905
Lifestyle Segment
Studio	101,374	72,046	293,748	221,435
Coverings	28,681	26,902	83,852	82,430
Total Lifestyle Segment	$130,055	$98,948	$377,600	$303,865
Total Sales	$327,737	$291,256	$947,647	$816,770
Contract Balances
The Company has contract assets consisting of Customer receivables in the Condensed Consolidated Balance Sheets which represent the amount of consideration the Company expects to be entitled to in exchange for the goods or services rendered to its customers.
When the Company receives deposits, the recognition of revenue is deferred and results in the recognition of a contract liability (Customer deposits) presented as a component of Other Current Liabilities in the Condensed Consolidated Balance Sheets. Subsequent recognition of revenue and the satisfaction of the contract liability is typically less than one year as the Company’s standard contract is less than one year. As of September 30, 2018 and December 31, 2017, the contract liability related to customer deposits was $40.6 million and $30.5 million, respectively. Revenues recognized during the third quarter and first nine months of 2018, that were included in the contract liability at the beginning of the current quarter and current year were $29.0 million and $85.0 million, respectively.
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
Significant Financing Component - The Company has elected the practical expedient permitted in ASC 606-10-32-18, which allows an entity to not adjust the promised amount of consideration for the effects of a significant financing component if a contract has a duration of one year or less. As the Company’s contracts are typically less than one year in length, consideration will not be adjusted. The Company’s contracts include a standard payment term of 30 days, consequently there is no significant financing component within its contracts.
NOTE 3. ACQUISITION
On January 25, 2018, the Company acquired one hundred percent (100%) of the shares of Muuto Holding ApS and MIE4 Holding 5 ApS, which collectively hold substantially all the business operations of Muuto ApS (“Muuto”). Muuto’s affordable luxury products span commercial and residential applications, adding scale and diversity to the Company’s business. The aggregate purchase price for the acquisition was $307.8 million, net of $7.6 million of cash acquired and subject to certain customary adjustments. The Company recorded the acquisition of Muuto using the acquisition method of accounting and recognized the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition. The results of operations of Muuto have been included in the Company’s Lifestyle segment beginning January 25, 2018. The Company funded the acquisition with borrowings from the Amended Credit Agreement as well as cash on hand. See Note 10 for information on the Company’s borrowings. The Company recorded acquisition costs of $1.6 million within selling, general, and administrative expenses in its Consolidated Statement of Operations and Comprehensive Income, during the nine months ended September 30, 2018.
The amount of sales and net loss that resulted from the acquisition and attributable to Knoll, Inc. stockholders included in the Condensed Consolidated Statements of Operations and Comprehensive Income during the three and nine month periods ended September 30, 2018 were as follows (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Sales	$22,537	$58,728
Net loss attributable to Knoll, Inc. stockholders	$(87)	$(2,192)

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
Recognized amounts of identifiable assets and liabilities as of the January 25, 2018 acquisition date (in thousands):

Amounts Recognized as of Acquisition Date
Cash	$7,605
Customer receivables	8,832
Inventory	10,956
Other current assets	453
Property, plant, and equipment, net	1,266
Intangible assets	135,600
Other non-current assets	296
Total assets acquired	$165,008
Accounts payable	3,418
Other current liabilities	4,592
Deferred income taxes	34,259
Other noncurrent liabilities	1,659
Total liabilities assumed	$43,928
Net assets acquired	$121,080

Purchase price	$315,313
Less: Fair value of acquired identifiable assets and liabilities	121,080
Goodwill	$194,233
These above amounts are reflective of adjustments made during the nine months ending September 30, 2018, which include an inventory valuation adjustment of $4.0 million, a $3.4 million adjustment for future payments that are considered compensation for post-combination service, a $4.5 million adjustment to the long-term deferred tax liability, a $4.3 million adjustment for the valuation of identifiable intangible assets and various other adjustments.
The following table summarizes the estimated fair value of Muuto’s identifiable intangible assets and their estimated useful lives (in thousands):

	Fair Value as of January 25, 2018	Estimated Useful Life (in years)
Indefinite-lived intangible assets:
Trade name	$66,000	Indefinite
Finite-lived intangible assets:
Wholesale customer relationships	35,800	15
Contract customer relationships	25,000	9
Copyrights & designs	7,500	7
Non-competition agreements	1,300	3
	$135,600
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

Unaudited pro forma information for the Company for the nine months ended September 30, 2018 and 2017 as if the acquisition had occurred January 1, 2017 is as follows (in thousands):

	Nine Months Ended September 30,
	2018	2017
Pro forma sales	$951,795	$863,725
Pro forma net earnings attributable to Knoll, Inc. stockholders	$53,693	$47,282
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
The pro forma information presented for the nine months ended September 30, 2018 includes adjustments for future payments that are considered compensation for post combination service of $2.3 million, loss on debt extinguishment of $1.4 million, acquisition costs of $1.6 million, acquisition related inventory valuation of $0.9 million, incremental interest expense of $0.9 million, and incremental amortization of intangibles of $0.1 million. The income tax impact of these adjustments for the nine months ended September 30, 2018 was $1.1 million. The pro forma information presented for the nine months ended September 30, 2017 includes adjustments for amortization of intangibles of $5.0 million, future payments that are considered compensation for post combination service of $2.6 million, loss on debt extinguishment of $1.4 million, interest expense of $2.9 million, and acquisition related inventory valuation of $0.9 million. The income tax impact of these adjustments for the nine months ended September 30, 2017 was $3.8 million. The pro forma financial information does not include adjustments for potential future cost savings.
NOTE 4. INVENTORIES
Information regarding the Company’s inventories is as follows (in thousands):

	September 30, 2018	December 31, 2017
Raw materials	$64,525	$58,725
Work-in-process	7,925	6,943
Finished goods	97,970	79,277
	$170,420	$144,945
NOTE 5. PENSION AND OTHER POST-EMPLOYMENT BENEFITS
The following tables set forth the components of the net periodic benefit cost (income) for the Company’s pension and other post-employment benefit plans (in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017
Interest cost	$2,612	$2,390	$30	$43
Expected return on plan assets	(3,997)	(4,615)	—	—
Amortization of prior service credit	—	—	(182)	(371)
Recognized actuarial loss (gain)	73	154	(18)	1
Pension settlement charge(1)	628	—	—	—
Net periodic benefit income	$(684)	$(2,071)	$(170)	$(327)
(1) The pension settlement charge was related to cash payments from lump sum elections.

	Pension Benefits		Other Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest cost	$7,620	$7,170	$90	$129
Expected return on plan assets	(13,209)	(13,845)	—	—
Amortization of prior service credit	—	—	(546)	(1,113)
Recognized actuarial loss (gain)	805	462	(54)	3
Pension settlement charge(2)	5,236	—	—	—
Net periodic benefit cost (income)	$452	$(6,213)	$(510)	$(981)
(2) The pension settlement charge was related to the purchase of annuities for certain pension plan retirees as well as cash payments from lump sum elections.
As of September 30, 2018, in connection with the pension settlements, the Company remeasured its pension plans and recorded a $6.4 million reduction to the pension liability. This reduction was primarily driven by a change in the weighted average discount rates used to measure the liabilities. There was no change to the weighted average expected long-term rate of return on plan assets.
During the three and nine months ended September 30, 2018, the Company made a voluntary contribution to the tax-qualified U.S. pension plan for Union Employees of $7.9 million. The Company does not expect to make any additional contributions in 2018.
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

	Fair Value as of September 30, 2018				Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swap	$—	$2,655	$—	$2,655	$—	$—	$—	$—
Liabilities:
Contingent purchase price payment - DatesWeiser	$—	$—	$750	$750	$—	$—	$1,100	$1,100
Interest Rate Swap
The Company’s interest rate swap has a maturity of five years and is with a counterparty with a credit rating of A- according to S&P and Fitch. The fair value of the interest rate swap agreement is based on observable prices as quoted for receiving the variable one month London Interbank Offered Rates (LIBOR) and paying fixed interest rates and therefore were classified as Level 2.
Contingent Payment
Pursuant to the agreement governing the acquisition of DatesWeiser, the Company may be required to make annual contingent purchase price payments. The payouts are based upon DatesWeiser reaching an annual net sales target, for each year through 2020. The Company classifies this as a Level 3 measurement and is required to remeasure this liability at fair value on a recurring basis. Excluding the initial recognition of the liability for the contingent purchase price payments and payments made to reduce the liability, changes in the fair value will be included within selling, general and administrative expenses.

There were no additional assets and/or liabilities recorded at fair value on a recurring basis as of September 30, 2018 or December 31, 2017.
NOTE 7. DERIVATIVE INSTRUMENTS
The Company is exposed to interest rate risks related to its business operations. To reduce the interest rate risk the Company uses derivative instruments, including interest rate swap contracts. The Company does not use derivatives for speculative trading purposes.
Cash flow hedge
To offset the variability of cash flows in interest payments associated with a portion of the Company’s variable rate debt, the Company entered into an interest rate swap contract in January 2018 which is designated as a cash flow hedge. The interest rate swap hedges one month LIBOR which effectively converts a portion of the variable-rate debt to a fixed interest rate. The interest rate swap effective date is December 31, 2018 and the maturity date is January 23, 2023. As of September 30, 2018, the Company’s interest rate swap agreement had a notional amount of $300.0 million that hedges certain long-term debt obligations. The contract has a fixed rate of 2.63%.
The following table illustrates the location and fair value of the Company’s interest rate swap at September 30, 2018 and December 31, 2017 (in thousands):

	Derivatives
	September 30, 2018		December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Other assets	$2,655	n/a	$—
Total derivatives designated as hedging instruments		$2,655		$—
As of September 30, 2018, there was no hedge ineffectiveness associated with the Company’s interest rate swap and no portion of the cash flow hedge was excluded from the assessment of effectiveness. The Company will defer any effective portion of the cash flow hedge to accumulated other comprehensive income and will reclassify into earnings when the transaction occurs. The interest rate swap had no effect on the Consolidated Statement of Operations for the three and nine months ended September 30, 2018. The Company does not expect any material reclassifications from accumulated other comprehensive income into earnings over the next 12 months.
NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Information regarding the Company’s other intangible assets are as follows (in thousands):

	September 30, 2018			December 31, 2017
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Indefinite-lived intangible assets:
Tradenames	$287,073	$—	$287,073	$225,600	$—	$225,600
Finite-lived intangible assets:
Customer relationships	79,266	(16,195)	63,071	22,497	(11,575)	10,922
Copyrights & design	7,022	(975)	6,047	—	—	—
Various	13,314	(10,795)	2,519	12,088	(10,029)	2,059
Total	$386,675	$(27,965)	$358,710	$260,185	$(21,604)	$238,581

The Company’s amortization expense, which is recorded on a straight-line basis, related to finite-lived intangible assets was $2.2 million and $6.3 million for the three and nine months ended September 30, 2018 and $0.8 million and $1.6 million for the three and nine months ended September 30, 2017, respectively. The expected amortization expense based on the finite-lived intangible assets as of September 30, 2018 are as follows (in thousands):

Estimated Amortization
Remainder of 2018	$2,249
2019	8,959
2020	8,886
2021	8,369
2022	8,044
The changes in the carrying amount of goodwill by reportable segment are as follows (in thousands):

	Office Segment	Lifestyle Segment	Total
Balance as of December 31, 2017	$36,220	$105,893	$142,113
Foreign currency translation adjustment	(210)	(13,326)	(13,536)
Goodwill acquired	—	194,508	194,508
Balance as of September 30, 2018	$36,010	$287,075	$323,085
NOTE 9. OTHER CURRENT LIABILITIES
Information regarding the Company’s other current liabilities are as follows (in thousands):

	September 30, 2018	December 31, 2017
Accrued employee compensation	$36,231	$41,144
Customer deposits	40,687	30,484
Warranty	9,598	9,174
Contingent payout	750	1,100
Other	27,055	22,243
Other current liabilities	$114,321	$104,145
NOTE 10. INDEBTEDNESS
The Company’s long-term debt is summarized as follows (in thousands):

	September 30, 2018	December 31, 2017
Balance of revolving credit facility	$148,500	$27,000
Balance of term loan	336,211	165,000
Total debt	484,711	192,000
Less: current maturities of long-term debt	17,242	10,000
Less: deferred financing fees	4,394	952
Long-term debt, net	$463,075	$181,048
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
The aggregate maturities of long-term debt are as follows:

Future minimum debt payments
2018	$4,356
2019	17,239
2020	17,239
2021	17,239
2022	17,239
Thereafter	411,399
Total	$484,711

Deferred Financing Fees
In conjunction with the issuance of the Amended Credit Agreement, the Company incurred $4.5 million in debt issuance costs, which are being deferred and amortized over the term of the Amended Credit Agreement. In conjunction with terminating the Company’s Existing Credit Agreement, $0.4 million in unamortized debt issuance costs and $1.0 million of third party fees related to debt extinguishment were written-off as a loss on extinguishment of debt during the nine months ended September 30, 2018. The loss on extinguishment of debt was recorded as interest expense, net on the accompanying statements of operations and comprehensive loss.
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
Changes in the warranty reserve are as follows (in thousands):

Balance, December 31, 2017	$9,174
Provision for warranty claims	5,457
Warranties claims paid	(5,668)
Warranties acquired through business combinations	611
Foreign currency translation adjustment	24
Balance, September 30, 2018	$9,598
Warranty expense for the three and nine months ended September 30, 2018 was $1.6 million and $5.5 million, respectively. Warranty expense for the three and nine months ended September 30, 2017 was $1.7 million and $4.6 million, respectively.
NOTE 12. EQUITY
The following table shows the change in equity attributable to Knoll, Inc. stockholders and noncontrolling interests during the nine months ended September 30, 2018 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total Knoll, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	$493	$54,455	$347,304	$(43,774)	$358,478	$251	$358,729
Adoption of ASU 2018-02	—	—	6,250	(6,250)	—	—	—
Net earnings	—	—	48,706	—	48,706	7	48,713
Other comprehensive income	—	—	—	(2,421)	(2,421)	—	(2,421)
Shares issued for consideration:
Shares issued under stock incentive plan	4	(2)	—	—	2	—	2
Shares issued to Board of Directors in lieu of cash	—	50	—	—	50	—	50
Stock-based compensation, net of forfeitures	—	6,738	—	—	6,738	—	6,738
Cash dividend ($0.15 per share)	—	—	(22,360)	—	(22,360)	—	(22,360)
Purchase of common stock	(2)	(4,393)	—	—	(4,395)	—	(4,395)
Balance at September 30, 2018	$495	$56,848	$379,900	$(52,445)	$384,798	$258	$385,056

The following table demonstrates the change in the number of shares of common stock outstanding during the nine months ended September 30, 2018 (excludes non-voting restricted shares):

Shares outstanding as of December 31, 2017	48,497,942
Shares issued under stock incentive plan, net of awards surrendered to pay applicable taxes	194,641
Shares issued to Board of Directors in lieu of cash	2,370
Shares outstanding at September 30, 2018	48,694,953
NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated other comprehensive income (loss) net of tax by component for the nine months ended September 30, 2018 (in thousands):

	Unrealized gains (losses) on Interest Rate Swaps	Foreign Currency Translation Adjustment	Pension and Other Post-Employment Liability Adjustment	Total
Balance, as of December 31, 2017	$—	$(5,487)	$(38,287)	$(43,774)
Adoption of ASU 2018-02	—	—	(6,250)	(6,250)
Other comprehensive income before reclassifications	1,964	(13,447)	5,036	(6,447)
Amounts reclassified from accumulated other comprehensive loss	—	—	4,026	4,026
Net current-period other comprehensive income	1,964	(13,447)	9,062	(2,421)
Balance, as of September 30, 2018	$1,964	$(18,934)	$(35,475)	$(52,445)
The following reclassifications were made from accumulated other comprehensive income (loss) to the condensed consolidated statements of operations and other comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Amortization of pension and other post-employment liability adjustments
Prior service credits (1)	$(182)	$(371)	$(546)	$(1,113)
Actuarial losses (1)	55	155	751	465
Loss recognized during settlement	628	—	5,236	—
Total before tax	501	(216)	5,441	(648)
Tax (benefit) expense	(158)	77	(1,415)	234
Net of tax	$343	$(139)	$4,026	$(414)
(1) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension costs, and are included in Other income, net within the Condensed Consolidated Statements of Operations and Comprehensive Income. See Note 5 for additional information.

NOTE 14. EARNINGS PER SHARE
Basic earnings per share excludes the dilutive effect of common shares that could potentially be issued due to the exercise of stock options and vesting of unvested restricted stock and restricted stock units, and is computed by dividing net earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. At September 30, 2018 and 2017, the Company had stock options, restricted stock and restricted stock units, which could potentially dilute basic earnings per share in the future. The following table sets forth the reconciliation from basic to dilutive average common shares (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net earnings attributable to Knoll, Inc. stockholders	$20,323	$19,132	$48,706	$47,470

Denominator:
Basic earnings per share - weighted-average shares	48,694	48,468	48,642	48,407
Effect of dilutive securities:
Potentially dilutive shares resulting from stock plans	537	511	548	761
Diluted earnings per share - weighted-average shares	49,231	48,979	49,190	49,168
Antidilutive equity awards not included in weighted-average common shares—diluted	1	34	—	15

Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$0.42	$0.39	$1.00	$0.98
Diluted	$0.41	$0.39	$0.99	$0.96
NOTE 15. INCOME TAXES
The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provisions for the three months ended September 30, 2018 and 2017 were based on the estimated effective tax rates applicable for the full years ending December 31, 2018 and 2017 and includes items specifically related to the interim periods. The Company’s effective tax rate was 26.4% and 30.8% for the nine months ended September 30, 2018 and 2017, respectively. The decrease in the Company’s effective tax rate for the nine months ended September 30, 2018 was primarily due to domestic tax rate reduction implemented by the Tax Act legislation in December 2017. The Company’s geographic mix of pretax income and the varying effective tax rates in the countries and states in which the Company operates also impacts its effective tax rate.
As of both September 30, 2018 and December 31, 2017, the Company had unrecognized tax benefits of approximately $0.9 million in both periods, respectively. These unrecognized tax benefit amounts would affect the effective tax rate if recognized. As of September 30, 2018, the Company is subject to U.S. Federal Income Tax examination for the tax years 2007 through 2017, and to non-U.S. income tax examination for the tax years 2010 through 2017. In addition, the Company is subject to state and local income tax examinations for the tax years 2007 through 2017.

NOTE 16. SEGMENT INFORMATION
The Company manages its business through its reportable segments: Office and Lifestyle.
The Office segment includes a complete range of workplace products that address diverse workplace planning paradigms in North America and Europe. These products include: systems furniture, seating, storage, tables, desks and KnollExtra® accessories.
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
Effective January 1, 2018, the Company revised its segment presentation by aggregating the former Studio and Coverings segments with Muuto to create the Lifestyle segment. Additionally, the Office segment now includes the office business in Europe which was historically reported in Studio. The Company believes this revised presentation better aligns the segments with how management views and operates the Company. As a result of this change in segment reporting, the Company retrospectively revised prior period results, by segment, to conform to current period presentation.
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

The tables below present the Company’s reportable segment information with Corporate costs excluded from segment results. Prior year amounts have been recast to conform to the current presentation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
SALES
Office	$197,682	$192,308	$570,047	$512,905
Lifestyle	130,055	98,948	377,600	303,865
Knoll, Inc.	$327,737	$291,256	$947,647	$816,770
INTERSEGMENT SALES (1)
Office	$449	$332	$1,458	$1,056
Lifestyle	2,566	2,830	7,970	8,021
Knoll, Inc.	$3,015	$3,162	$9,428	$9,077
OPERATING PROFIT
Office (2)	$15,894	$15,802	$35,076	$29,441
Lifestyle	22,294	17,578	63,435	56,574
Corporate (3)	(5,268)	(5,653)	(18,319)	(17,820)
Knoll, Inc.(4)	$32,920	$27,727	$80,192	$68,195
_______________________________________________________________________________
(1) Intersegment sales are presented on a cost-plus basis which takes into consideration the effect of transfer prices between legal entities.
(2) Knoll recorded restructuring charges of $1.2 million and $2.6 million during the three and nine months ended September 30, 2018 and $2.2 million of restructuring charges for the nine months ended September 30, 2017 within the Office segment related to an organizational realignment that will result in greater operating efficiency and control in 2018 and related to headcount rationalization and modernization of equipment in the Office segment in 2017.
(3) Knoll recorded acquisition costs of $0.1 million and $1.6 million related to the acquisition of Muuto within the Corporate segment during the three and nine months ended September 30, 2018.
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
Results of Operations
Comparison of Consolidated Results for the Three Months Ended September 30, 2018 and 2017

	Three Months Ended September 30,		2018 vs. 2017
	2018	2017	$ Change	% Change
	(Dollars in thousands, except per share data)
Net Sales	$327,737	$291,256	$36,481	12.5%
Gross profit	122,794	106,610	16,184	15.2%
Selling, general, and administrative expenses	88,674	78,883	9,791	12.4%
Restructuring charges	1,200	—	1,200	100.0%
Operating profit	32,920	27,727	5,193	18.7%
Pension settlement charge	628	—	628	100.0%
Interest expense	5,032	1,991	3,041	152.7%
Other income, net	(227)	(1,583)	1,356	(85.7)%
Income tax expense	7,164	8,158	(994)	(12.2)%
Net earnings	20,323	19,161	1,162	6.1%
Net earnings attributable to Knoll, Inc. stockholders	20,323	19,132	1,191	6.2%
Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$0.42	$0.39	$0.03	7.7%
Diluted	$0.41	$0.39	$0.02	5.1%
Statistical Data
Gross profit %	37.5%	36.6%
Operating profit %	10.0%	9.5%
Selling, general, and administrative expenses %	27.1%	27.1%
Net Sales
Net sales for the three months ended September 30, 2018 were $327.7 million, an increase of $36.5 million, or 12.5%, from sales of $291.3 million for the three months ended September 30, 2017. Net sales for the Office segment were $197.6 million for the three months ended September 30, 2018, an increase of 2.8%, when compared to the three months ended September 30, 2017. Newer workplace platforms and ancillary products drove sales growth while legacy system sales remained flat. Net sales for the Lifestyle segment were $130.1 million during the third quarter of 2018, an increase of 31.4% compared with the third quarter of 2017. This increase was primarily driven by the inclusion of three months of sales from Muuto as well as increased volume in our contract markets across all Lifestyle businesses.

Gross Profit
Gross profit for the three months ended September 30, 2018 was $122.8 million, an increase of $16.2 million, or 15.2%, from gross profit of $106.6 million for the three months ended September 30, 2017. As a percentage of sales, gross profit increased from 36.6% for the three months ended September 30, 2017 to 37.5% for the three months ended September 30, 2018. The increase in gross margin was primarily the result of the continued shift of the percentage of consolidated sales towards our higher margin Lifestyle segment, which experienced significantly higher sales growth than our Office segment for the three months ended September 30, 2018.
Operating Profit
Operating profit for the three months ended September 30, 2018 was $32.9 million, an increase of $5.2 million, or 18.7%, from operating profit of $27.7 million for the three months ended September 30, 2017. The increase in operating profit was due primarily to higher sales volume in the Lifestyle segment, net price realization in both the Office and Lifestyle segments, and the inclusion of three months of Muuto operations. Operating profit for the Office segment was $15.9 million for the three months ended September 30, 2018, an increase of $5.5 million, or 0.6%, from the three months ended September 30, 2017. Operating profit for the Lifestyle segment was $22.3 million for the three months ended September 30, 2018, an increase of $4.7 million, or 26.8%, from the three months ended September 30, 2017.
Selling, general, and administrative expenses for the three months ended September 30, 2018 were $88.7 million, or 27.1% of sales, an increase of $9.8 million from $78.9 million, or 27.1% of sales, for the three months ended September 30, 2017. The increase was due primarily to incremental operating expenses related to Muuto as well as higher incentive compensation from increased sales volume and profitability. Operating expenses also included restructuring charges of $1.2 million which related to the supply chain optimization initiative. Additionally, as a result of adopting ASU 2017-07, Compensation – Retirement Benefits (Topic 715), we reclassified $2.4 million of net periodic benefit income from operating expense to other income on the Consolidated Statement of Operations for both three months ending September 30, 2018 and 2017.
Interest Expense
Interest expense for the three months ended September 30, 2018 was $5.0 million, an increase of $3.0 million from interest expense of $2.0 million for the three months ended September 30, 2017. The increase was due primarily to additional debt as a result of the Muuto acquisition and higher interest rates. During the three months ended September 30, 2018 and 2017, our weighted average interest rate was approximately 3.7% and 2.4%, respectively.
Other Income, net
During the three months ended September 30, 2018, other income was $0.2 million compared to $1.6 million for the third quarter of 2017. Other income is primarily related to foreign exchange gains and losses and net periodic benefit income from the Company's pension and other post-employment benefit plans in both 2018 and 2017. In accordance with the adoption of ASU 2017-07, which was effective for the Company on January 1, 2018, the Company reclassified the net periodic benefit income recognized on the Company's pension and other post-employment benefit plans from selling, general, and administrative expense to other income for all periods presented.
Income Tax Expense
Our effective tax rate was 26.1% for the three months ended September 30, 2018, compared to 29.9% for the three months ended September 30, 2017. The effective tax rate for the third quarter of 2017 was favorably impacted by the reversal of a valuation allowance against certain foreign jurisdiction deferred tax assets. The effective tax rate for the third quarter of 2018 decreased from the third quarter of 2017 primarily due to the passage of the U.S. Tax Cuts and Jobs Act (“Tax Reform”) in the fourth quarter of 2017.

Comparison of Consolidated Results for the Nine Months Ended September 30, 2018 and 2017

	Nine Months Ended September 30,		2018 vs. 2017
	2018	2017	$ Change	% Change
	(Dollars in thousands, except per share data)
Net Sales	$947,647	$816,770	$130,877	16.0%
Gross profit	349,792	302,242	47,550	15.7%
Selling, general, and administrative expenses	267,036	231,897	35,139	15.2%
Restructuring expense	2,564	2,150	414	19.3%
Operating profit	80,192	68,195	11,997	17.6%
Interest expense	15,812	5,521	10,291	186.4%
Other income, net	(7,021)	(5,943)	(1,078)	18.1%
Income tax expense	17,452	21,104	(3,652)	(17.3)%
Net earnings	48,713	47,513	1,200	2.5%
Net earnings attributable to Knoll, Inc. stockholders	48,706	47,470	1,236	2.6%
Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$1.00	$0.98	$0.02	2.0%
Diluted	$0.99	$0.96	$0.03	3.1%
Statistical Data
Gross profit %	36.9%	37.0%
Operating profit %	8.5%	8.3%
Selling, general, and administrative expenses %	28.2%	28.4%
Net Sales
Net sales for the nine months ended September 30, 2018 were $947.6, an increase of $130.9 million, or 16.0%, from sales of $816.8 million for the nine months ended September 30, 2017. The increase in sales was driven by strong sales across both of our segments. Office segment sales increased $57.1 million for the nine months ending September 30, 2018 resulting from strong growth in commercial sales in both North America and Europe combined with newer workplace platforms and ancillary product growth. Our Lifestyle segment sales increased $73.7 million, or 24.3%, from the same period in the prior year. This increase was primarily driven by the inclusion of eight months of sales from Muuto and increased volume in our contract markets across all Lifestyle businesses.
Gross Profit
Gross profit for the nine months ended September 30, 2018 was $349.8 million, an increase of $47.6 million, or 15.7%, from gross profit of $302.2 million for the nine months ended September 30, 2017. As a percentage of sales, gross profit decreased from 37.0% for the nine months ended September 30, 2017 to 36.9% for the nine months ended September 30, 2018. This slight decrease was driven mainly by unfavorable commodity and transportation inflation in the Office segment, which were offset by higher volume and a favorable shift of mix towards new product platforms in Office and the continued shift of the percentage of consolidated sales towards our higher margin Lifestyle segment when compared to the nine months ended September 30, 2017.
Operating Profit
Operating profit for the nine months ended September 30, 2018 was $80.2 million, an increase of $12.0 million, or 17.6%, from operating profit of $68.2 million for the nine months ended September 30, 2017. The increase in operating profit was driven primarily by higher sales volume and the inclusion of Muuto. Operating profit as a percentage of sales was 8.5% for the nine months ended September 30, 2018, compared to 8.3% in the nine months ended September 30, 2017.
Selling, general, and administrative expenses for the nine months ended September 30, 2018 were $267.0 million, or 28.2% of sales, compared to $231.9 million, or 28.4% of sales, for the nine months ended September 30, 2017. The increase was due primarily to the expansion of our sales force and footprint, the inclusion of eight months of Muuto operations as well as higher incentive compensation from increased sales volume and profitability. Additionally, as a result of adopting ASU 2017-07 we reclassified $7.2 million of net periodic benefit income from operating expense to other income on the Consolidated Statement of Operations for both the nine months ending September 30, 2018 and 2017, respectively.

Interest Expense
Interest expense for the nine months ended September 30, 2018 was $15.8 million, an increase of $10.3 million from interest expense of $5.5 million for the nine months ended September 30, 2017. The increase was due primarily to increased debt levels as a result of the Muuto acquisition and higher interest rates. During the nine months ended September 30, 2018 and 2017, our weighted average interest rate was approximately 3.5% and 2.3%, respectively.
Other Income, net
Other income for the nine months ended September 30, 2018 was $7.0 million, an increase of $1.1 million from $5.9 million for the nine months ended September 30, 2017. The increase was due primarily to the reclassified $7.2 million of net periodic benefit income from operating expense which was offset by foreign exchange gains that resulted from the revaluation of intercompany balances.
Income Tax Expense
Our effective tax rate was 26.4% for the nine months ended September 30, 2018, compared to 30.8% for the nine months ended September 30, 2017. The decrease in the tax rate is due primarily to the passage of the U.S. Tax Cuts and Jobs Act as well as the mix of pretax income and the varying effective tax rates in the countries and states in which we operate.
Segment Reporting
We manage our business through our reporting segments: Office and Lifestyle.
The Office segment includes a complete range of workplace products that address diverse workplace planning paradigms in North America and Europe. These products include: systems furniture, seating, storage, tables, desks and KnollExtra® accessories.
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
Comparison of Segment Results for the Three Months Ended September 30, 2018 and 2017

	Three Months Ended September 30,		2018 vs. 2017
	2018	2017	$ Change	% Change
	(Dollars in thousands)
SALES
Office	$197,682	$192,308	$5,374	2.8%
Lifestyle	130,055	98,948	31,107	31.4%
Knoll, Inc.	$327,737	$291,256	$36,481	12.5%
OPERATING PROFIT
Office	$15,894	$15,802	$92	0.6%
Lifestyle	22,294	17,578	4,716	26.8%
Corporate	(5,268)	(5,653)	385	(6.8)%
Knoll, Inc. (1)	$32,920	$27,727	$5,193	18.7%
_______________________________________________________________________________
(1) We do not allocate interest expense or other expense (income), net to the reportable segments.

Office
Net sales for the Office segment for the three months ended September 30, 2018 were $197.7 million, an increase of $5.4 million, or 2.8%, when compared with the three months ended September 30, 2017. The increase in the Office segment was due to higher volume in our ancillary and ergonomic product offerings. Operating profit for the Office segment in the three months ended September 30, 2018 was $15.9 million, an increase of $0.1million, or 0.6%, when compared with the three months ended September 30, 2017.
Lifestyle
Net sales for the Lifestyle segment for the three months ended September 30, 2018 were $130.1 million, an increase of $31.1 million, or 31.4%, when compared with the three months ended September 30, 2017. The increase was due primarily to the inclusion of Muuto as well as higher volume across our Lifestyle businesses. Operating profit for the Lifestyle segment in the three months ended September 30, 2018 was $22.3 million, an increase of $4.7 million, or 26.8%, when compared with the three months ended September 30, 2017. The increase in operating profit was driven primarily by the acquisition of Muuto and increased sales volume.
Corporate
Corporate costs for the three months ended September 30, 2018 were $5.3 million, a decrease of $0.4 million, when compared with the three months ended September 30, 2017. The decrease was primarily due to the reduction of an acquisition related liability of $0.4 million during the three months ended September 30, 2018.
Comparison of Segment Results for the Nine Months Ended September 30, 2018 and 2017

	Nine Months Ended September 30,		2018 vs. 2017
	2018	2017	$ Change	% Change
	(Dollars in thousands)
SALES
Office	$570,047	$512,905	$57,142	11.1%
Lifestyle	377,600	303,865	73,735	24.3%
Knoll, Inc.	$947,647	$816,770	$130,877	16.0%
OPERATING PROFIT
Office	$35,076	$29,441	$5,635	19.1%
Lifestyle	63,435	56,574	6,861	12.1%
Corporate	(18,319)	(17,820)	(499)	2.8%
Knoll, Inc. (1)	$80,192	$68,195	$11,997	17.6%
_______________________________________________________________________________
(1) The Company does not allocate interest expense or other expense (income), net to the reportable segments.
Office
Net sales for the Office segment for the nine months ended September 30, 2018 were $570.0 million, an increase of $57.1 million, or 11.1%, when compared with the nine months ended September 30, 2017. The increase in the Office segment was due primarily to strong volume growth in new workplace platforms and ancillary products. Operating profit for the Office segment in the nine months ended September 30, 2018 was $35.1 million, an increase of $5.6 million, or 19.1%, when compared with the nine months ended September 30, 2017. The increase in operating profit for the Office segment was due primarily to increased sales volume.
Lifestyle
Net sales for the Lifestyle segment for the nine months ended September 30, 2018 were $377.6 million, an increase of $73.7 million, or 24.3%, when compared with the nine months ended September 30, 2017. This increase was driven by the inclusion of Muuto as well as higher sales volume across our Lifestyle businesses. Operating profit for the Lifestyle segment in the nine months ended September 30, 2018 was $63.4 million, an increase of $6.9 million, or 12.1%, when compared with the nine months ended September 30, 2017. The increase in operating profit was driven primarily by the acquisition of Muuto and increased sales volume.

Corporate
Corporate costs for the nine months ended September 30, 2018 were $18.3 million, an increase of $0.5 million, or 2.8%, when compared with the nine months ended September 30, 2017. The increase was driven by higher spending on consulting services and acquisition related costs which were offset by lower employee benefit costs during the nine months ended September 30, 2018.
Liquidity and Capital Resources
The following table highlights certain key cash flows and capital information pertinent to the discussion that follows:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Cash provided by operating activities	$63,795	$59,404
Capital expenditures, net	(21,349)	(29,433)
Purchase of business, net of cash acquired	(307,983)	—
Purchase of common stock for treasury	(4,393)	(10,570)
Proceeds from revolving credit facilities	409,000	304,000
Repayment of revolving credit facilities	(287,500)	(296,500)
Proceeds of term loans	395,136	—
Repayment of term loans	(224,149)	(7,500)
Payment of dividends	(22,727)	(23,000)
Payment of financing fees	(4,578)	—
Loss on debt extinguishment	(1,023)	—
Contingent purchase price payment	—	(6,000)
Cash provided by (used in) financing activities	259,817	(38,994)
We have historically funded our business through cash generated from operations, supplemented by debt borrowings. Available cash is primarily used for our working capital needs, ongoing operations, capital expenditures, the payment of quarterly dividends, and the repurchase of shares. Capital expenditures are related primarily to investments in assets that help to improve operating efficiency, innovation and modernization, technology infrastructure and showroom refreshes. During the nine months ended September 30, 2018, we made quarterly dividend payments of $0.15 per share, returning $21.9 million of cash to our shareholders and paid an additional $0.8M of accrued dividends.
Cash provided by operating activities was $63.8 million for the nine months ended September 30, 2018 compared to $59.4 million for the nine months ended September 30, 2017. For the nine months ended September 30, 2018, cash provided by operating activities consisted primarily of $84.1 million from net income and various non-cash charges, including $26.1 million of depreciation and amortization, $6.7 million of stock-based compensation, partially offset by $20.3 million of unfavorable changes in assets and liabilities driven primarily by increased inventory purchases and increased accounts receivable from higher sales. For the nine months ended September 30, 2017, cash provided by operating activities consisted of $75.4 million from net income and various non-cash charges, including $19.1 million of depreciation and amortization and $7.3 million of stock based compensation, partially offset by $16.0 million of unfavorable changes in assets and liabilities.
Investing activities during the nine months ended September 30, 2018 include the purchase of Muuto for $303.7 million, net of cash acquired. During the nine months ended September 30, 2018 and 2017, we used $21.3 million and $29.4 million of cash for capital expenditures, respectively. The capital expenditures are reflective of our continued commitment to enhance and modernize our sales, manufacturing and information technology infrastructure.

Cash provided by financing activities was $259.8 million for the nine months ended September 30, 2018 compared to cash used by financing activities of $39.0 million for the nine months ended September 30, 2017. During the nine months ended September 30, 2018, we amended and extended our Existing Credit Facility. The proceeds from our term loans and revolving credit facilities under our Amended Credit Facility of $350.5 million and $282.0 million, respectively, were used to finance a portion of the Muuto acquisition, repay the outstanding balance on the term loans of our Existing Credit Facility of $165.0 million as well as to fund our working capital needs. Additionally, we paid $5.5 million of fees related to the issuance of the Amended Credit Facility, of which $4.5 million was capitalized as deferred financing fees and $1.0 million was expensed as a loss on debt extinguishment. For the nine months ended September 30, 2017, we used $10.6 million for share repurchases, $23.0 million of cash to fund dividend payments to shareholders, and $6.0 million for the HOLLY HUNT® contingent purchase price payment.
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
The Amended Credit Agreement requires that we comply with two financial covenants: consolidated total net leverage ratio, defined as the ratio of total indebtedness (net of unrestricted cash up to $15.0 million) to consolidated EBITDA (as defined in our credit agreement) and consolidated interest coverage ratio, defined as the ratio of our consolidated EBITDA (as defined in our credit agreement) to our consolidated interest expense. Our consolidated leverage ratio cannot exceed 4.25 to 1, an increase from our Existing Credit Facility at December 31, 2017 of 4.0 to 1, and our consolidated interest coverage ratio must be a minimum of 3.0 to 1. However, because of the financial covenant mentioned above, our capacity under our credit facility could be reduced if our trailing consolidated EBITDA (as defined by our credit agreement) declines due to deteriorating market conditions or poor performance. We are also required to comply with various other affirmative and negative covenants including, without limitation, covenants that prevent or restrict our ability to pay dividends, engage in certain mergers or acquisitions, make certain investments or loans, incur future indebtedness, engage in sale-leaseback transactions, alter our capital structure or line of business, prepay subordinated indebtedness, engage in certain transactions with affiliates and sell stock or assets.
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
Contractual Obligations
The following table summarizes our contractual cash obligations as of September 30, 2018 (in thousands):

	Payments Due by Period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Long-term debt (1)	$25,875	$66,275	$468,621	$—	$560,771
_______________________________________________________________________________
(1) Contractual obligations for long-term debt and short-term borrowings include principal and interest payments. Interest payments have been computed based on an estimated variable interest rate as of September 30, 2018. The estimated variable interest rate is based on the Company’s expected consolidated leverage ratio and the forecasted LIBOR rate for each period presented.

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
We also have risk in our exposure to certain materials and transportation costs. Steel, leather, wood products and plastics are all used in our products. For the nine months ended September 30, 2018, we estimated that materials inflation was approximately $4.4 million and transportation inflation approximately $8.1 million. During the nine months ended September 30, 2017, we estimated that materials inflation was approximately $4.2 million and transportation deflation was less than $0.1 million, respectively. We continue to work to offset price increases in raw materials and transportation through our global sourcing initiatives, cost improvements and price increases to our products.
Interest Rate Risk
We have variable rate debt obligations that are denominated in U.S. dollars. A change in interest rates will impact the interest costs incurred and cash paid on the variable rate debt. During the nine months ended September 30, 2018 and 2017, our weighted average interest rates were approximately 3.5% and 2.4%, respectively.
Foreign Currency Exchange Rate Risk
We manufacture our products in the United States, Canada and Italy, and sell our products primarily in those markets as well as in other countries. Our foreign sales and certain expenses are transacted in foreign currencies. Our production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. Additionally, as our reporting currency is the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the Canadian dollar, the Euro, and with the acquisition of Muuto, the Danish Krone. Approximately 18.4% and 12.6% of our revenues in the nine months ended September 30, 2018 and 2017, respectively, and 29.0% and 26.6% of our cost of goods sold in the nine months ended September 30, 2018 and 2017, respectively, were denominated in currencies other than the U.S. dollar. Foreign currency exchange rate fluctuations resulted in $1.1 million of translation gains and $1.4 million of translation losses for the nine months ended September 30, 2018 and 2017, respectively.
Tariff Impact Risk
Changes to United States tax, tariff and import/export regulations may have a negative effect on global economic conditions, financial markets and our business. These tariffs affect a number of our products and have the potential to increase our costs of procurement, both directly as a result of the tariffs, and indirectly in the form of generalized inflation. We are currently evaluating various options as a means of reducing the impact of these tariffs on our operations and customers. We will continue to evaluate marketplace conditions and implement incremental pricing actions or strategies as the need arises.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. We, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report (September 30, 2018) (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, our principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. Except for the Muuto acquisition, our aforementioned principal executive officer and principal financial officer have concluded that there were no other changes in our internal control over financial reporting during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management is currently evaluating the impact of Muuto on Knoll, Inc’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For the nine months ended September 30, 2018, there have been no new material legal proceedings or material changes in the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
ITEM 1A. RISK FACTORS
Except as set forth below, for the nine months ended September 30, 2018, there have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS
Repurchases of Equity Securities
The following is a summary of share repurchase activity during the nine months ended September 30, 2018.
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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
July 1, 2018 -July 31, 2018	—	$—	—	$32,352,413
August1, 2018 - August 31, 2018	—	$—	—	$32,352,413
September 1, 2018 - September 30, 2018	—	$—	—	$32,352,413
Total	—		—
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

ITEM 5. OTHER INFORMATION
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
ITEM 6.  EXHIBITS

Exhibit Number	Description
10.1	Offer Letter for Christopher M. Baldwin
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three and nine months ended September 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

* The Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOLL, INC.
(Registrant)

Date:	November 9, 2018
	By:	/s/ Andrew B. Cogan
Andrew B. Cogan
Chairman and Chief Executive Officer

Date:	November 9, 2018
	By:	/s/ Charles W. Rayfield
Charles W. Rayfield
Chief Financial Officer
(Principal Financial Officer)