Form 10-K
period 2018-12-31
KNOLL INC
filed 2019-02-26
CIK 1011570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐    No ☒
As of June 30, 2018, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $1,035,238,941 based on the closing sale price as reported on the New York Stock Exchange.
As of February 25, 2019, there were 49,762,067 shares (including 934,357 shares of non-voting restricted shares) of the Registrant's common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement for its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this report on Form 10-K to the extent stated therein.

PART I
ITEM 1. BUSINESS
General
Knoll, Inc. (“Knoll,” the “Company,” “we,” “us,” “our”) is a leading global manufacturer of commercial and residential furniture, accessories and coverings, including textiles, felt and leather. Our constellation of design-driven brands coupled with our perspectives on space planning allow our clients to create inspired modern interiors. Simply stated, we provide the furnishings to bring the beauty and benefits of modern design to the way we live and work. Our businesses represent a diversified portfolio that responds to evolving trends and performs throughout business cycles, sharing reputations for high-quality and sophistication. To the architects and designers we work with, to our clients in the commercial, education, healthcare and government sectors, and to the many consumers we reach, Knoll represents a commitment to innovative solutions and an unmatched heritage of modern design.
How people live and work is constantly being reshaped by changing technology and lifestyle trends. Our founders, Hans and Florence Knoll, believed in the power of design to enhance people’s lives. Since our founding over 80 years ago, Knoll has won a place in iconic settings and in museums worldwide, earning numerous design honors and awards. Today, we have an unsurpassed collection of classic products to introduce, and reintroduce, as well as groundbreaking new designs. We leverage strong relationships with contemporary furniture and industrial designers, and a reputation that attracts talented new designers.
We focus on two distinct “to-the-trade” specifier markets, workplace and residential. Workplace, the largest portion of our business, is where we see strategic opportunities through the expansion of underpenetrated categories and ancillary markets. At the same time, in the residential market, we are expanding further into consumer and decorator channels worldwide leveraging our experience with products that cross-over between the office and the home. We reach customers primarily through a broad network of independent dealers and distribution partners, our direct sales force, our showrooms, home design shops and our online presence.
We manage our business through our reportable segments: Office and Lifestyle. All unallocated costs are included within Corporate.
The Office segment includes a complete range of workplace products that address diverse workplace planning paradigms in North America and Europe. These products include: office systems furniture, seating, storage, tables, desks and KnollExtra® accessories.
The Lifestyle segment includes KnollStudio®, HOLLY HUNT®, DatesWeiser, Muuto®, KnollTextiles®, Spinneybeck® (including Filzfelt®), and Edelman® Leather. KnollStudio products, which are distributed in North America and Europe, include iconic seating, lounge furniture, side, café and dining chairs as well as conference, training, dining and occasional tables, lighting, rugs, textiles, high-quality fabrics, felt, leather and related architectural products. The Lifestyle segment products represent an important part of our workplace business.
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
For further information regarding our segments see the section below, and Note 21 in the accompanying financial statements.
Strategy
We draw on our constellation of businesses to provide products and designs that meet the needs of our customers. Our offerings range from our classic signature pieces to our ancillary products which include the Rockwell Unscripted® collection by The Rockwell Group and the product portfolio of our most recent acquisition of Muuto; from dramatic fabrics, to Filzfelt architectural products for acoustical control. We solve a variety of needs for each customer, and our goal for each engagement is to maximize the opportunity from the start. To that end, we deploy strategic programs to better synchronize our workplace and residential teams and resources to deliver a single compelling customer experience. We also continue to invest in technology for our dealer partners to make it easier to do business with Knoll.
Our growth strategy also focuses on specific international markets where we can significantly build our share, such as Canada, Mexico, Europe, Asia, the Middle East, and selected underpenetrated areas across the globe where there is a concentration of discerning clients.

Office Segment
Maximizing the sales growth and profitability of Office, our largest segment, has been a continuing priority. With respect to growth in our Office segment, a variety of initiatives will contribute to making this growth possible: broadening our products portfolio including those in the Lifestyle segment; enhancing strategic sales coverage, including a focus on global accounts; and strengthening our Knoll dealer distribution network. At the same time, we aim to increase profitability through operational improvements and investments in our infrastructure. Our lean manufacturing initiative, combined with continued modernization of our facilities, is allowing us to progressively deliver on this goal.
The commercial market has shifted dramatically in the last decade. As clients are readdressing the relationship between individual and collaborative workspaces, they are reducing the footprint of individual workstations and investing in more ancillary furniture. Knoll is committed to maintaining our leadership in open floor-plan workspaces and private offices, while inventing and innovating new ways for people to work. Our constellation of businesses positions us well to deliver in the evolving work environment, where people choose how and where they work throughout the day, as the traditional boundaries between residential and workplace products blur, and the importance of a total environment outshines any one particular element.
We are looking beyond traditional office product categories - systems, task seating and storage - to furniture for activity spaces and the in-between spaces where people meet. We believe that our success in our traditional office products gives us an advantage throughout the workplace. As we design new products suited to flexible spaces, we are also responding to demands at different price points with different materials and finishes. Our Rockwell Unscripted™ collection received enthusiastic recognition at the 2018 NeoCon® national industry trade show for addressing the idea of a hospitality work experience. Rockwell Unscripted brings a sense of theater and play to the workplace, putting people at the center of the work life experience and creating a warm and welcoming place where people want to be. Our k.TM bench collection also received national industry recognition at the 2018 NeoCon conference for its straightforward and adaptable concept which delivers a clean, compact workstation solution with intuitive adjustments and people centered design.
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
This approach has served as a catalyst for dealers to invest in their spaces. Their showrooms are becoming extensions of our own, offering not just product showcases but places to find new integrated workplace solutions from all of Knoll. Dealers help people to understand workplace needs and planning capabilities, and Knoll is providing more of the training and education that helps them add value and increase their profits when they sell Knoll.
Our principal Knoll Office product lines, described below, include systems furniture, seating, storage, tables, desks and KnollExtra ergonomic accessories. The Office segment comprised approximately 60.1% of our sales in 2018, 63.8% of our sales in 2017, and 66.0% of our sales in 2016.
Systems Furniture
Our office systems furniture encompasses a range of architect and designer-oriented products at different price levels, with a variety of planning models and product features. Systems furniture comprises integrated panels or table desks, work surfaces and storage units, power and data systems, and lighting. Many of these components can be moved, re-configured and re-used to create flexible, space-efficient work environments, tailored to each organization's business objectives with wide range of laminates, paints, veneers and textiles. Knoll systems can adapt to virtually any office environment, from team spaces to private executive offices. Through product line enhancements for clients to add to their installations, and through integration with other Knoll lines, we maximize the long-term value of their investment in Knoll.
Knoll systems furniture product lines include these panel, technology wall and desk-based planning models:
•Rockwell Unscripted®
•Antenna® Workspaces
•AutoStrada®
•Currents®
•Dividends Horizon®
•Reff® Profiles

Seating
We constantly research and assess the general office seating market, and develop work chairs that enhance Knoll’s reputation for ergonomics, aesthetics, comfort and value. The result is an increasingly innovative, versatile seating collection consistent with the Knoll brand.
Clients evaluate work chairs based on ergonomics, aesthetics, comfort, quality and affordability - all Knoll strengths. We offer market leading, high quality office chairs at a range of price points, performance levels and materials.
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
•Rockwell Unscripted®
Desks and Tables
We offer collections of adjustable tables as well as meeting, conference, training, dining, stand-alone and table desks.
Our Tone™, Upstart® and Antenna® Simple Tables product lines include adjustable, work, meeting, conference and training tables. In 2014, we introduced Tone, a comprehensive collection of height-adjustable tables compatible with the Dividends Horizon, Antenna Workspaces, and Reff Profiles systems. Tone features a wide range of support and adjustment options that integrate seamlessly with Knoll open plan, private office and activity spaces furniture, or are used independently to create flexible work areas. We also expanded the Reff Profiles product line with a series of meeting tables. Our k. bench and k. stand products offer height-adjustable tables, which are easy to specify, assemble and use, offer an expanded price point option for today's office needs.
KnollExtra®
KnollExtra offers accessories that complement Knoll office furniture products, including technology support accessories, desktop organizational tools, lighting and storage. KnollExtra integrates technology comfortably into the workplace, with flat panel monitor supports and central processing unit holders that deliver adjustability and save space. The Sapper Monitor Arm Collection, designed by renowned industrial designer Richard Sapper, offers a clean, modern solution to technology challenges in the modern workplace; the collection is now in the permanent collection of New York's Museum of Modern Art. KnollExtra also includes marker boards, free-standing and mounted LED lighting and other technology support for the changing workplace.

Lifestyle Segment
The Lifestyle segment includes KnollStudio, HOLLY HUNT, DatesWeiser, Muuto, KnollTextiles, Spinneybeck (including Filzfelt), and Edelman Leather. KnollStudio products, which are distributed primarily in North America and Europe, include iconic seating, lounge furniture, side, café and dining chairs as well as conference, training, dining and occasional tables. HOLLY HUNT is known for high quality residential furniture, lighting, rugs, textiles and leathers. In addition, HOLLY HUNT also includes Vladimir Kagan Design Group, a renowned collection of modern luxury furnishings. DatesWeiser, known for its sophisticated meeting and conference tables and credenzas, sets a standard for design, quality and technology integration. The KnollTextiles, Spinneybeck|FilzFelt, and Edelman Leather businesses provide a wide range of customers with high-quality fabrics, felt, leather and related architectural products. The acquisition of Muuto rounds out the Lifestyle segment with its ancillary products and affordable luxury furnishings, which includes seating, lounge furniture, dining and occasional tables, lighting and accessories. These various offerings make the Lifestyle segment an all encompassing “resimercial”, high performance workplace, from uber-luxury living spaces to affordable luxury residential living.
KnollStudio
Drawing upon Knoll's iconic heritage, KnollStudio works with today's most innovative thinkers to bring exceptional modern design to the home and office. The Company focuses on both classic and contemporary designs, bringing cutting-edge concepts to both residential and corporate audiences.
For eighty years, Knoll has worked with celebrated architects and designers from around the world, including Ludwig Mies van der Rohe, Marcel Breuer, Harry Bertoia, Eero Saarinen, Isamu Noguchi, Warren Platner, Frank Gehry, Maya Lin and Richard Schultz, among others. Many of their designs have remained in production since their initial launch, while others have been mined from the archives and re-imagined in recent years for a modern audience. In this tradition, KnollStudio continues to collaborate with innovative contemporary designers and architects including David Adjaye, Mark Krusin and Marc Newson, to create future classics for residential and commercial markets. Signature KnollStudio designs display elevated detailing, artistry and comfort, across price points, and often draw designers and customers into the larger Knoll constellation of brands. Moving forward, KnollStudio has a multi-year strategy to build its classics portfolio by mining its archive and adding new finishes, as well as to grow its contemporary collections for both home and office with innovative designs by the new voices of today.
Our principal KnollStudio product lines include seating, lounge furniture, side, café and dining chairs as well as conference, training and occasional tables. While KnollStudio® designs represent different viewpoints and eras, they all embrace a modernist aesthetic. As a result, designers can integrate our ensemble of products into harmonious and inspiring settings furnished entirely with Knoll products.
With the trend towards residentially-inspired workplaces, KnollStudio products have gained cross-over appeal between residential and workplace settings. The company employs distinct distribution strategies to grow both workplace and residential businesses. The KnollStudio contract sales force continues to expand in size and reach, with a focus on corporate projects, hotels and restaurants, as well as government and educational institutions. To grow its residential channel, KnollStudio has expanded its audience in recent years through the branded flagship Knoll Home Design Shop in New York City and Los Angeles Home Design Shop, as well as the knoll.com website, which reach retail consumers and designers alike. Additionally, the company continues to invest in the Knoll Space retail sales program, which brings consumers the best of Knoll furnishings for their home and home office, through more than 50 specialty retailers and e-tailers, with collectively more than 90 locations in the United States and Canada.
HOLLY HUNT
As both a premier provider and distributor of furnishings, lighting, textiles and leathers, HOLLY HUNT significantly expands our reach into the high-end, "to-the-trade" residential marketplace. Our strategy continues to focus on premium product category expansion and optimizing best-in-class client and operational service levels across domestic, international, and digital trade channels.
KnollStudio - Europe
In addition to our presence in North America, the KnollStudio business is represented by three monobrand showrooms in Paris, London and Milan and through exclusive retailers. The KnollStudio Europe offerings consist of products that balance seating, tables and desks with a domestic look that also works perfectly in executive offices and modern classics that epitomize elegance and fine craftsmanship, through the distinctive, emblematic details of Knoll style. Our presence in the European market pursues the Company’s objective of offering design, innovation, functional excellence and quality, and extending our reach into all markets through an intensive network of selected dealers.

DatesWeiser
Our Lifestyle segment includes DatesWeiser which designs, produces, and showcases high-end contemporary conference room and client-facing furniture for the workplace. DatesWeiser's customers tend to be within the elite professional services markets. DatesWeiser's product offerings specialize in solutions to meet the needs of signature business interiors.
KnollTextiles
Our Lifestyle segment includes KnollTextiles, which continues to extend its distribution to reach new customers, notably through a KnollTextiles showroom in New York City's Decoration & Design building, Knoll consumer retail spaces in New York City and Los Angeles and through the knolltextiles.com website. KnollTextiles products appeal to contract, hospitality, healthcare and residential clients and we offer a full range of products, from upholstery to drapery and from wallcovering to healthcare curtains. Our KT Collection of upholstery marries classic modern design for everyday use, in a range of high- performance patterns and textures at an affordable price. The company continues to win awards for its design excellence including Best of NeoCon® awards and best product awards from leading design publications.
Spinneybeck | FilzFelt
Our Lifestyle segment includes Spinneybeck/FilzFelt which is expanding from being just a supplier of raw material to being a provider of finished products. The same trends that have been transforming KnollOffice workspaces have created new opportunities for architectural products that offer flexible space divider panels and acoustic control. Spinneybeck has evolved from being an upholstery leather company to being a natural materials company that provides architects and interior designers with architectural and acoustic solutions. Filzfelt 100% wool felt, offered in 63 colors, meets the demand for new and renewable materials, and offers unique properties as an architectural and sound absorbing product. Now we provide not only felt panels, but also the track systems to hang them on, and are exploring innovative new uses of easy-to-install cork tiles for walls or ceilings. Finished architectural products such as these offer the opportunity for more large-scale orders than does upholstery alone.
Edelman Leather
Our Lifestyle segment includes Edelman Leather which offers beautiful, natural leathers for the global design community. Edelman is a "to-the-trade" supplier and goes to market by leveraging eight branded showrooms and sales representation around the world. Edelman successfully expanded beyond leather coverings by offering rug furnishings through its distribution partner Ruckstuhl, and in 2016 added Kyle Bunting, a unique Texas manufacturer of handcrafted, one-of-a-kind rugs. Edelman is also developing new leather coverings for the hospitality business, offering quality within the financial constraints of today’s hotels and restaurants.
Muuto
The acquisition of Muuto in January 2018 added a resimercial, design-driven provider of affordable luxury furniture, lighting and accessories for the workplace and home to our Lifestyle segment. Muuto is rooted in Scandinavian design traditions characterized by enduring aesthetics, functionality, craftsmanship and an honest expression. Muuto products pair seamlessly with the range of modern Knoll designs, offering an expanded breadth and depth of affordable luxury products that reflect today's evolving workstyles and trends in residential design, with particular appeal to a younger generation of architects, designers and clients seeking a homier, more relaxed aesthetic.
Muuto's principal furniture product lines include:
•Outline Series
•Nerd Series
•The Dots Series
•Fiber Chairs
•Visu Chairs
The Lifestyle segment represented approximately 39.9% of our sales in 2018, 36.2% of our sales in 2017, and 34.0% of our sales in 2016.

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
Our broad range of research, which explores the connection between workspace design and human behavior, health and performance, and the quality of the user experience, drives our product development initiatives. Our most recent research identified a new way to think about space, referred to as Immersive Planning, and contributed to the development of our most recent product launch in the Office segment - Rockwell Unscripted.
In addition, our Office and Lifestyle segments product development relies upon a New Product Commercialization Process to ensure quality and consistency of our methodology, reducing product development cycle time without sacrificing quality objectives. We use Pro/ENGINEER® solids modeling tools and rapid prototyping technology to compress development cycles and to improve responsiveness to special requests for customized solutions. Working closely with the designers during the early phases of development provides critical focus to yield the most viable products, balancing innovative modern design with practical function. Cross-functional teams are employed for all major development efforts with dedicated leaders who facilitate a seamless flow into manufacturing while aggressively managing cost and schedule opportunities. Increasingly, total environmental impact is factored into product material and manufacturing process decisions.
Sales and Distribution
We generate workplace sales with our direct sales force and through a network of independent dealers, who jointly market and sell our products. We generally rely on these independent dealers to also provide a variety of important specification, installation and after-market services to our clients. Our dealers generally operate under short-term (one to three year), non-exclusive agreements. Our residential sales products are sold by our own internal sales force through a network of showrooms, as well as through a network of independent retailers.
Our workplace clients are typically Fortune 1000 companies, governmental agencies and other medium-to-large sized organizations in a variety of industries including financial, legal, technology, entertainment, accounting, education, government, healthcare and hospitality. Our direct sales force and independent dealers in North America work in close partnership with clients and design professionals to specify distinctive work environments. Our direct sales representatives, in conjunction with the independent dealers, sell to and call directly on key clients. Our independent dealers also call on many other medium and small sized clients to provide seamless sales support and client service. We estimate that we have an installed base of office systems of over $11.9 billion, which provides a strong platform for recurring and add-on sales. “Installed base” refers to the amount of office systems product we have sold in North America during the previous fifteen years.
We have aligned our sales force to target strategic areas of opportunity to include global accounts, healthcare, higher education and others. We have also placed sales representatives and technical specialists into certain dealerships to support programs such as Knoll Essentials, which is described below. We expanded our sales force to cover a more dispersed market which has shifted to include increased small to mid-size projects and fewer large projects.
In addition to coordinating sales efforts with the sales representatives, our dealers generally handle project management, installation and maintenance for client accounts after the initial product selection and sale. Although many of these dealerships also carry products of other manufacturers, they have agreed not to act as dealers for our principal direct competitors. We have not experienced significant dealer turnover. Our dealers' substantial commitment to understanding our product lines, and their strong relationships with us, serve to discourage dealers from changing vendor affiliations. We are not significantly dependent on any one dealer, the largest of which accounted for approximately 4.8%, 4.6%, and 3.5%, of our North American sales in 2018, 2017, and 2016, respectively.
As part of our commitment to building relationships with our dealers, we offer the Knoll Essentials program. Knoll Essentials is a catalog program developed in response to dealer requests for a consolidated, user-friendly selling tool for day-to-day systems, seating, storage, and accessory products. The Knoll Essentials program includes dealer incentives to sell our products. We also employ a dedicated team of dealer sales representatives to work with our dealerships.
Sales to U.S. and state and local government agencies, respectively, aggregated approximately 3.5% and 4.6%, respectively, of our consolidated sales in 2018. The U.S. government typically can terminate or modify any of its contracts with us either for its convenience or if we default by failing to perform under the terms of the applicable contract.

Our residential sales are sold through a global network of showrooms and independent dealers. Our clients range from “to the trade” professionals, such as interior designers, to individual consumers.
Our products and knowledgeable sales force have generated strong brand recognition and loyalty among architects, designers and corporate facility managers, all of whom are key decision-makers in the furniture purchasing process. Our strong relationships with architects and design professionals help us stay abreast of key workplace and residential furniture trends and position us to better meet the changing needs of clients.
Manufacturing and Operations
Our global supply chain manufactures and assembles products to specific customer orders and operates all facilities under a philosophy of continuous improvement and lean manufacturing. Our Office Segment is supported by operational and administrative facilities in Canada, Michigan and Pennsylvania. The Lifestyle Segment is supported by sites in Connecticut, Illinois, Italy, New York, Pennsylvania and Texas. In addition, we utilize many third parties to produce a variety of our Office and Lifestyle designs.
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
The purchasing function in North America is centralized at the East Greenville facility for Office, KnollStudio North America, and Textiles. This centralization, and the close relationships with our primary suppliers, has enhanced our ability to realize purchasing economies of scale and implement “just-in-time” inventory practices. Steel, lumber, paper, paint, plastics, laminates, particleboard, veneers, glass, fabrics, leathers, upholstery filling material, aluminum extrusions and castings are used in our manufacturing process. The purchasing function for KnollStudio Europe is based in Italy, Muuto is based in Denmark, Holly Hunt is based in Illinois, Edelman is based in Connecticut, Spinneybeck and DatesWeiser are based in New York. Both domestic and overseas suppliers of these materials are selected based upon a variety of factors, with the price and quality of the materials and the supplier's ability to meet delivery requirements being primary factors in such selection. We do not generally enter into long-term supply contracts and, as a result, we can be vulnerable to fluctuations in the prices for these materials. No supplier is the only available source for a particular component or raw material. However, because of the specialization involved with some of our components, it can take a significant amount of time, money and effort to move to an alternate source.
Backlog
As of December 31, 2018 and 2017, the company's backlog of unfilled orders was $249.7 million and $220.5 million, respectively. We expect that substantially all the orders comprising the backlog at December 31, 2018, will be filled during the next fiscal year. Many orders received by the Company are reflected in the backlog for only a short period while other orders specify delayed shipments and are carried in our backlog for up to one year. Accordingly, the amount of the backlog at any particular time does not necessarily indicate the level of net sales for a particular succeeding period.
Competition
The markets in which we compete are highly competitive. We compete on the basis of (i) product design, including performance, ergonomic and aesthetic features; (ii) product quality and durability; (iii) relationships with clients, architects and designers; (iv) strength of dealer and distributor network; (v) on-time delivery and service performance; (vi) commitment to environmental standards by offering products that help clients achieve LEED® (Leadership in Energy and Environmental Design) certified facilities and minimize environmental impact; and (vii) price. We estimate that our share of the North American workplace market in 2018 and 2017 was 7.5% and 7.4%, respectively.

Some of our workplace competitors, especially those in North America, are larger and have significantly greater financial, marketing, manufacturing and technical resources than us. Our most significant competitors in primary markets are Herman Miller, Inc., Steelcase, Inc., Haworth, Inc. and, to a lesser extent, Teknion Corporation and Allsteel, Inc., an operating unit of HNI Corporation. These competitors have a substantial volume of furniture installed at businesses throughout North America, providing a continual source of demand for further products and enhancements. Moreover, the products of these competitors have strong acceptance in the marketplace. Despite our competitors' strength in the marketplace, we believe that we have been able to compete successfully in the markets to date.
Competition in the residential sector is much more fragmented than in the workplace market. Our Lifestyle businesses serve the mid-to high-end of the market, but compete against many companies, none of which has a dominant market share.
Patents and Trademarks
We consider securing and protecting our intellectual property rights to be important to the business. We own approximately 55 active U.S. utility patents on various components used in our products and systems and approximately 120 active U.S. design patents. We also own approximately 320 patents in various foreign countries. The scope and duration of our patent protection varies throughout the world by jurisdiction and by individual product. In particular, patents for individual products extend for varying periods of time according to the date a patent application is filed, the date a patent is granted and the term of patent protection available in the jurisdiction granting the patent (generally 20 years from the date of filing in the U.S., for example). We believe that the duration of the applicable patents we are granted is adequate relative to the expected lives of our products. We own approximately 77 trademark registrations in the U.S., including registrations to the following trademarks, as well as related stylized depictions of the Knoll word mark: Knoll®, KnollExtra®, Knoll Luxe®, KnollStudio®, KnollTextiles®, Good Design Is Good Business®, Antenna®, Autostrada®, Calibre®, Currents®, Dividends®, Edelman® Leather, Modern Always®, Propeller®, Reff®, Sapper XYZ®, Spinneybeck® Leather, Toboggan®, Generation by Knoll®, Regeneration by Knoll®, MultiGeneration by Knoll®, Remix®, Rockwell Unscripted®, HighLine®, HOLLY HUNT®, GREAT OUTDOORS A HOLLY HUNT COLLECTION®, VLADIMIR KAGAN® and MUUTO®.
We also own approximately 386 trademarks registered in foreign countries. The scope and duration of our trademark protection varies throughout the world, with some countries protecting trademarks only as long as the mark is used, and others requiring registration of the mark and the payment of registration (generally ten years from the date of filing in the U.S., for example). In order to protect the indefinite duration, we make filings to continue registration of our trademarks.
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
Employees
As of December 31, 2018, we employed a total of 3,541 people, consisting of 1,869 hourly and 1,672 salaried employees. The Grand Rapids, Michigan plant is the only unionized plant within North America and has an agreement with the Carpenters Union, Local 1615, of the United Brotherhood of Carpenters and Joiners of America, Affiliate of the Carpenters Industrial Council (the “Union”), covering approximately 187 hourly employees or 5.3% of the Company's labor force. The Collective Bargaining Agreement was entered into on May 1, 2018 and expires in April 2022. From time to time, there have been unsuccessful efforts to unionize at our other North American locations. We believe that relations with our employees are good. Nonetheless, it is possible that our employees may continue attempts to unionize. Certain workers in the facilities in Italy are also represented by unions.
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
Our sales are significantly impacted by the level of corporate spending primarily in North America, which, in turn, is a function of the general economic environment. In a recessionary economy, business confidence, service-sector employment, corporate cash flows and residential and non-residential commercial construction decrease, which typically leads to a decrease in demand for furniture and our other products. In addition, a recessionary economy may also result in saturation of the market by “just new” used office systems, leading to a decrease in demand for new office environments. Sales of office systems, which have historically accounted for almost half of our revenues, represent longer term and higher cost investments for our clients. As a result, sales of office systems are more severely impacted by decreases in corporate spending than sales of seating, ancillary products, coverings, studio products, and demand for office systems typically takes longer to respond to an economic recovery.
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
The success of our business is highly dependent upon our ability to attract and retain qualified employees and upon the ability of our senior management and other key employees to implement our business strategy. We believe there are only a limited number of qualified executives in the industry in which we compete. The loss of the services of key members of our management team could harm our efforts to successfully implement our business strategy.
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
We rely on a network of independent dealers for the joint marketing of our products to small and mid-sized accounts, and to assist us in the marketing of our products to large accounts, particularly in the Office segment. We also rely upon these dealers to provide a variety of important specification, installation and after-market services to our clients. Our dealers operate, generally, under short-term, non-exclusive agreements. There is nothing to prevent our dealers from terminating their relationships with us. In addition, individual dealers may not continue to be viable and profitable and may suffer from the lack of available credit. While we are not significantly dependent on any single dealer, our largest dealer accounted for 4.8% of our North American sales in 2018; if dealers go out of business or are restructured, we may suffer losses as they may not be able to pay us for products previously delivered to them. The loss of a dealer relationship could also negatively affect our ability to maintain market share in the affected geographic market and to compete for and service clients in that market until a new dealer relationship is established. Establishing a viable dealer in a market can take a significant amount of time and resources. The loss or termination of a significant dealer or a significant number of dealer relationships could cause significant difficulties for us in marketing and distributing our products, resulting in a decline in our sales.
Currently, one of our largest clients is the U.S. government, a relationship that is subject to uncertain future funding levels and federal procurement laws and requires restrictive contract terms; any of these factors could curtail current or future business.
For the year ended December 31, 2018, we derived approximately 3.5% and 4.6% of our revenue from sales to U.S. and state and local government agencies, respectively. Our ability to compete successfully for and retain business with the U.S. government is highly dependent on cost-effective performance and compliance with complex procurement laws. Historically, federal procurement laws required government agencies to purchase furniture products from Federal Prison Industries, Incorporated. If these or similar laws would be re-instituted, it would make it more difficult for us to sell our furniture to agencies and departments of the U.S. government.

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
Historically, the majority of our revenues were derived from the sales of office systems in North America. We have pursued a strategy to diversify our sources of revenue and reduce our dependence on North American office system sales by, for example, growing our seating, international, ancillary and lifestyle businesses. While we believe that this strategy enables us to better maintain and grow our sales and profitability during cyclical ups and downs in the industry, there can be no assurance that this diversification strategy will be effective in achieving these goals. Our diversification strategy involves the continued expansion of our lifestyle businesses, and business growth internationally, which may expose us to business risks that we have not experienced. We also may incur significant costs in pursuing our diversification strategy, and those costs may not be fully offset by increased revenues associated with new business lines.
We operate with leverage, and a significant amount of cash will be required to service our indebtedness. Restrictions imposed by the terms of our indebtedness may limit our operating and financial flexibility.
As of December 31, 2018, we had total consolidated outstanding debt of approximately $465.3 million under our credit facility.
On January 22, 2018, we amended and extended our existing credit facility ("Existing Credit Facility"), dated May 20, 2014, with a new $750.0 million credit facility maturing on January 23, 2023, consisting of a revolving commitment in the amount of $400.0 million, a US Dollar term loan commitment in the amount of $250.0 million, and a multicurrency term loan commitment of €81.7 million. The Amended Credit Agreement ("Amended Credit Agreement") also includes an option to increase the size of the credit facility or incur incremental term loans by up to an additional $250.0 million, subject to the satisfaction of certain terms and conditions. The Amended Credit Agreement is described in more detail in "Capital Resources and Liquidity" under Item 7 as well as in Note 13, Indebtedness to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.
At December 31, 2018, if we were to borrow the maximum available to us under Existing Credit Facility and those of our foreign subsidiaries, we would have total consolidated outstanding debt of approximately $725.6 million. The high level of our indebtedness could have important consequences to holders of our common stock, given that:
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
Certain of our employees located in Grand Rapids, Michigan and Italy are represented by unions. The collective bargaining agreement for our Grand Rapids location expires April 26, 2022. We have also had attempts to unionize our other North American manufacturing locations, which to date have been unsuccessful. We have experienced a number of brief work stoppages at our facilities in Italy as a result of national and local issues. While we believe that we have good relations with our workforce, we may experience work stoppages or other labor problems in the future, and further unionization efforts may be successful. Any prolonged work stoppage could have an adverse effect on our reputation, our vendor relations and our dealership network. Moreover, because substantially all of our products are manufactured to order, we do not carry finished goods inventory that could mitigate the effects of a prolonged work stoppage.
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
In the future, any foreign currency appreciation relative to the U.S. dollar would increase our expenses that are denominated in that currency. Additionally, as we report currency in the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the Canadian dollar, the Euro, and the Danish Krone. Approximately 18.1% of our revenues in 2018 and 28.5% of our cost of goods sold in 2018 were denominated in currencies other than the U.S. dollar. From time to time, we review our foreign currency exposure and evaluate whether we should hedge our exposure.

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
On December 22, 2017, the U.S. government enacted comprehensive tax legislation under the Tax Cuts and Jobs Act (the "Tax Act") which represents a significant overhaul of the U.S. federal tax code. The Tax Act makes broad and complex changes to the U.S. tax code, including but not limited to reducing the U.S. federal corporate tax rate from 35% to 21%. The Tax Act requires judgments to be made in interpretation of the provisions of the Tax Act and significant estimates in the related calculations. The Department of Treasury, the Internal Revenue Service, and other standard-setting bodies have not implemented all relevant regulations or issued substantive guidance to-date; therefore, these standard-setting bodies could interpret or issue guidance on how provisions of the Tax Act will be applied that may differ from our current interpretation. See Note 18, Income Taxes, to the consolidated financial statements included in Item 8 for further discussion of the Tax Act.
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
A significant portion of our business activities are conducted in foreign countries, including Canada and Mexico. The current Administration has made comments suggesting that certain existing international trade agreements may change. At this time, it remains unclear what the current Administration will or will not do with respect to these international trade agreements. If the Administration takes action to withdraw from or materially modify certain international trade agreements, our business, financial condition and results of operations could be adversely affected.
The implementation of tariffs and export controls on our products may have a material impact on our business.
Our global business operations and supply chain may be disrupted by any additional tariffs imposed on our products.
Between July and September 2018, the U.S. Trade Representative imposed additional duties, ranging from 10% to 25% on a variety of goods imported from China that will potentially be subjected to a 10% tariff until 2019, when the tariffs will increase to 25%. As a result of operational changes, we do not expect that the increase in these tariffs will have a significant impact on our business, supply chain, operations or financial results. However, if the United States increases the amount of these tariffs or adds additional items to the list of products subject to tariff, tariffs could materially adversely affect our business, financial results and operations.
In addition to the increased tariffs imposed by the United States, China has implemented additional retaliatory tariffs on products made in the United States. While these tariffs currently do not materially impact us, if China increases its tariffs or places additional tariffs or other nations impose tariffs on our products, it could materially adversely affect our business, financial results and operations.

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
•trading volumes in Knoll common stock;
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None
ITEM 2.    PROPERTIES
We operate over 4.2 million square feet of facilities, including manufacturing plants, warehouses and sales offices. Of these facilities, we own approximately 2.5 million square feet and lease approximately 1.8 million square feet. The location, square footage, and use of the facilities as of December 31, 2018 are shown below.

Owned Locations	Square Footage (in thousands)	Use	Reportable Segment
East Greenville, Pennsylvania	735	Corporate Headquarters, Manufacturing, Warehouses, and Administration	Office and Lifestyle
Grand Rapids, Michigan	607	Manufacturing, Distribution, and Administration	Office
Toronto, Canada	386	Manufacturing, Distribution, Warehouses, and Administration	Office
Muskegon, Michigan	367	Manufacturing and Administration	Office
Foligno, Italy	259	Manufacturing, Distribution, Warehouses, and Administration	Office and Lifestyle
Graffignana, Italy	108	Manufacturing, Distribution, Warehouses, and Administration	Office
Paris, France	7	Sales Offices	Office and Lifestyle

Leased Locations	Square Footage (in thousands)	Use	Reportable Segment
Miscellaneous Showrooms	424	Sales Offices	Office and Lifestyle
Allentown, Pennsylvania	290	Warehouse, Distribution	Office and Lifestyle
LeGrange Highlands, Illinois	210	Warehouse, Distribution (Holly Hunt Enterprises	Lifestyle
Toronto, Canada	180	Manufacturing, Warehouses, Distribution and Administration	Office
Ringsted, Sjaelland	150	Warehouse, Distribution (Muuto, Inc.)	Lifestyle
Muskegon, Michigan	105	Manufacturing	Office
Buffalo, New York	89	Manufacturing and Administration (DatesWeiser)	Lifestyle
New Milford, Connecticut	55	Manufacturing and Administration (Edelman Leather)	Lifestyle
Getzville, New York	45	Manufacturing and Administration (Spinneybeck)	Lifestyle
Knoll, Europe—various locations	41	Sales Offices, Administration, and Warehouses	Lifestyle
East Greenville, Pennsylvania	40	Warehouses, Distribution	Office and Lifestyle
Chicago, Illinois	34	Warehouse, Distribution (Holly Hunt Enterprises)	Lifestyle
Dallas, Texas	30	Warehouse, Distribution (Holly Hunt Enterprises)	Lifestyle
Chicago, Illinois	26	Administration (Holly Hunt Enterprises)	Lifestyle
Copenhagen, Hovenstaden	17	Administration (Muuto, Inc.)	Lifestyle
Clifton, New Jersey	13	Warehouse, Distribution (Holly Hunt Enterprises)	Lifestyle
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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Dividend Policy
Our common stock has been listed on the New York Stock Exchange (“NYSE”) since December 14, 2004, the date of our initial public offering, under the symbol “KNL.” As of December 31, 2018, there were approximately 248 stockholders of record of our common stock.
Performance Graph
The following line graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the Standard & Poor's 500 Stock Index and with the cumulative total return of a peer group of companies selected by us for the period commencing on December 31, 2013 and ending on December 31, 2018. Our share price at the beginning of the measurement period is $18.31 per share. The graph and table assume that $100 was invested on December 31, 2013 in each of our common stock, the stock of our peer group, and the S&P 500 Index, and that all dividends were reinvested. Our peer group is made up of six publicly-held companies, Herman Miller, Inc., Steelcase, Inc., HNI Corp, Kimball International Inc., Interface Inc., and Movado Group Inc. The stock performance on the graph below does not necessarily indicate future price performance.
$100 invested on 12/31/13 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	12/13	12/14	12/15	12/16	12/17	12/18
Knoll, Inc.	100.00	155.54	141.44	215.52	183.01	134.76
S&P 500	100.00	117.27	123.37	128.93	159.40	171.11
Peer Group	100.00	189.67	170.15	224.32	232.10	193.60
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

Issuer Purchases of Equity Securities
The following is a summary of share repurchase activity during the three months ended December 31, 2018.
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

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
October 1, 2018 - October 31, 2018	—	(2)	$—	—	$32,352,413
November 1, 2018 - November 30, 2018	911		$23.48	—	$32,352,413
December 1, 2018 - December 31, 2018				—	$32,352,413
Total	911			—
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
(2) In October 2018, 2,000 shares of outstanding restricted stock vested. Concurrently with the vesting, 911 shares were forfeited by the holders of the shares to cover applicable taxes paid on the holders’ behalf by the Company.

ITEM 6.    SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes included elsewhere in this Form 10-K. The selected consolidated financial data for the years ended December 31, 2016, 2017 and 2018 and as of December 31, 2017 and 2018 are derived from our audited financial statements included elsewhere in this Form 10-K. The selected consolidated financial data for the years ended December 31, 2014 and 2015 and as of December 31, 2014, 2015 and 2016 are derived from our audited financial statements not included in this Form 10-K.

	Consolidated Statements of Operations and Comprehensive Income Data
	Years Ended December 31,
	(dollars in thousands, except per share data)
	2014	2015	2016	2017	2018
Sales	$1,050,294	$1,104,442	$1,164,292	$1,132,892	$1,302,272
Net earnings	$46,585	$65,948	$82,114	$80,192	$73,255
Net earnings attributable to Knoll, Inc. stockholders	$46,585	$65,963	$82,084	$80,163	$73,248
Per Share Data:
Earnings per share:
Basic	$0.98	$1.38	$1.71	$1.66	$1.51
Diluted	$0.97	$1.36	$1.68	$1.63	$1.49
Cash dividends declared per share:	$0.48	$0.51	$0.60	$0.60	$0.60

	Consolidated Balance Sheet Data:
	As of December 31,
	2014	2015	2016	2017	2018
	(in thousands)
Working capital	$80,045	$92,732	$54,435	$55,190	$58,837
Total assets	868,943	853,803	858,613	861,041	1,226,949
Total long-term debt, including current portion	258,000	219,718	218,383	191,048	461,083
Total liabilities	665,725	598,329	549,144	502,312	840,439
Total equity	213,218	255,474	309,469	358,729	386,510

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's discussion and analysis of financial condition and results of operations provides an account of our financial performance and financial condition that should be read in conjunction with the accompanying audited consolidated financial statements.
Forward-looking Statements
This annual report on Form 10-K contains forward-looking statements, principally in the sections entitled “Business,” “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk.” Statements and financial discussion and analysis contained in this Form 10-K that are not historical facts are forward-looking statements. These statements discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to us, based on our current beliefs as well as assumptions made by us and information currently available to us. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “possible,” “potential,” “predict,” “project,” or other similar words, phrases or expressions. This includes, without limitation, our statements and expectations regarding any current or future recovery in our industry, our publicly announced plans for increased capital and investment spending to achieve our long-term revenue and profitability growth goals, our integration of acquired businesses, and our expectations with respect to leverage. Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation: the risks described in Item 1A and in Item 7A of this annual report on Form 10-K; changes in the financial stability of our clients or the overall economic environment, resulting in decreased corporate spending and service sector employment; changes in relationships with clients; the mix of products sold and of clients purchasing our products; the success of new technology initiatives; changes in business strategies and decisions; competition from our competitors; our ability to recruit and retain an experienced management team; changes in raw material prices and availability; restrictions on government spending resulting in fewer sales to the U.S. government, one of our largest customers; our debt restrictions on spending; our ability to protect our patents, copyrights and trademarks; our reliance on furniture dealers to produce sales; lawsuits arising from patents, copyrights and trademark infringements; violations of environmental laws and regulations; potential labor disruptions; adequacy of our insurance policies; the availability of future capital and the cost of borrowing; the overall strength and stability of our dealers, suppliers, and customers; access to necessary capital; our ability to successfully integrate acquired businesses; the success of our design and implementation of a new enterprise resource planning system; and currency rate fluctuations. The factors identified above are believed to be important factors but not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any forward-looking statement. Unpredictable or unknown factors could also have material adverse effects on us. All forward-looking statements included in this Form 10-K are expressly qualified in their entirety by the foregoing cautionary statements. Except as required under the Federal securities laws and the rules and regulations of the SEC, we undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.
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
Business Highlights
During the last decade we have diversified our sources of revenue among our varying operating segments. During 2018, these efforts to diversify our sources of revenue into higher margin Lifestyle categories both organically and through acquisitions like Muuto, combined with efforts to improve the profitability of our Office segment, are led to growth and margin expansion. We believe we are well positioned to continue to build on these initiatives and benefit from the trend to more social and hospitality-based workplaces in 2019 and beyond.
Our efforts to diversify our sources of revenue among our operating segments has not detracted from our continued focus on growing and improving the operating performance of our Office segment. We are looking beyond the traditional office product categories of systems, task seating and storage, to furniture that supports activity areas and the in-between spaces where people meet. We believe that our success in traditional office products gives us an advantage throughout the workplace. Our Rockwell Unscripted collection, as well as Muuto offerings, encompass every product category ranging from seating and lounge to architectural walls and storage. These offerings address the needs of organizations that seek alternatives to the traditional workspace, and are substantially additive to our current product portfolio. In addition to these initiatives, we aim to increase profitability through operational improvements and investments in our physical and technological infrastructure.
We also remained committed to building a more efficient and responsive customer centric service culture and technology infrastructure across our organization. Our capital expenditures are reflective of this commitment as we continued to invest in the business through technology infrastructure upgrades, continued investments in our manufacturing facilities focusing on lean initiatives and showroom presence.
Results of Operations
Comparison of Consolidated Results for the Years Ended December 31, 2018 and December 31, 2017

	Year Ended December 31,		2018 vs. 2017
	2018	2017	$ Change	% Change
	(Dollar in thousands)
Net Sales	$1,302,272	$1,132,892	$169,380	15.0%
Gross profit	481,524	414,579	66,945	16.1%
Operating profit	115,193	80,537	34,656	43.0%
Pension settlement charge	5,735	2,162	3,573	165.3%
Interest expense	20,911	7,483	13,428	179.4%
Other expense (income), net	(9,604)	(7,700)	(1,904)	24.7%
Income tax expense	24,896	(1,600)	26,496	(1,656.0)%
Net earnings	73,255	80,192	(6,937)	(8.7)%
Net earnings attributable to Knoll, Inc. stockholders	73,248	80,163	(6,915)	(8.6)%
Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$1.51	$1.66	$(0.15)	(9.0)%
Diluted	$1.49	$1.63	$(0.14)	(8.6)%
Statistical Data
Gross profit %	37.0%	36.6%
Operating profit %	8.8%	7.1%
Net Sales
Net sales for the year ended December 31, 2018 were $1,302.3 million, an increase of $169.4 million, or 15.0%, from sales of $1,132.9 million for the year ended December 31, 2017. Net sales for the Office segment were $782.0 million during the year ended 2018, an increase of $59.0 million, or 8.2% compared to the year ended 2017. Newer workplace platforms and ancillary products experienced significant sales growth complemented by modestly increased legacy product sales. Net sales for the Lifestyle segment were $520.3 million during the year ended 2018, an increase of 26.9% compared with the year ended 2017. This increase was primarily driven by the inclusion of eleven months of sales from Muuto as well as increased volume in contract markets within our Lifestyle businesses.
Gross Profit
Gross profit for 2018 was $481.5 million, an increase of $66.9 million, or 16.1%, from gross profit of $414.6 million in 2017. During the year ended 2018, gross margin increased to 37.0% from 36.6% in the year ended 2017. The increase in gross margin was primarily the result of favorable margins from the Muuto acquisition combined with increased volume driving fixed cost leverage and favorable net price realization.
Operating Profit
Operating profit for 2018 was $115.2 million, an increase of $34.7 million, or 43.0%, from operating profit of $80.5 million for 2017. Operating profit as a percentage of sales increased from 7.1% in 2017 to 8.8% in 2018.

Operating expenses were $366.3 million for the year ended 2018, or 28.1% of net sales, compared to $334.0 million, or 29.5%of net sales, for the year ended 2017. The increase in operating expenses was related primarily to incremental operating expenses from the acquisition of Muuto, increased warehousing and showroom investments, and additional incentive compensation due to greater profitability. Operating expenses also included $1.9 million of acquisition-related expenses related to the Muuto transaction and restructuring charges of $2.6 million related to the supply chain optimization initiative, organizational realignment and headcount rationalization in the office segment that will result in greater operational efficiency and control. Additionally, as a result of adopting ASU 2017-07, Compensation – Retirement Benefits (Topic 715), we reclassified $1.4 million and $7.4 million of net periodic benefit income from operating expense to other income on the Consolidated Statement of Operations for the year ending December 31, 2018 and 2017, respectively.
Pension Settlement Charge
In 2018, the Company incurred $5.7 million of pension settlement charges related to the purchase of annuities for certain pension plan retirees as well as cash payments from lump sum elections. In 2017, the Company incurred of $2.2 million of pension settlement charges related to cash payments from lump sum elections.
Interest Expense
Interest expense for 2018 was $20.9 million, an increase of $13.4 million from $7.5 million for 2017. The increase in interest expense was due primarily to additional debt from the Muuto acquisition and higher interest rates during 2018. During 2018 and 2017, the Company's weighted average interest rates were approximately 3.6% and 2.4%, respectively.
Other Income, net
Other income in 2018 was $9.6 million compared to $7.7 million in 2017. Other income during the year ended 2018 was primarily related to foreign exchange gains and net periodic benefit income from the Company's pension and other post-employment benefit plans. Other income during the year ended 2017 was primarily related to net periodic benefit income from the Company's pension and other post-employment benefit plans and foreign exchange losses.
Income Tax (Benefit) Expense
The effective tax rate for the year ended 2018 was 25.4%, up from (2.0)% in the year ended 2017. The effective tax rate in 2018 is reflective of a significantly reduced corporate Federal statutory rate of 21%. The effective tax rate for the year ended 2017 was primarily impacted by the one-time re-measurement benefit of $26.6 million in the fourth quarter of 2017 resulting from the impacts of the Tax Cuts and Jobs Act of 2017 (“Tax Reform”) being signed into law in December of 2017. The mix of pretax income and the varying effective tax rates in the countries and states in which we operate directly affects our consolidated effective tax rate.
Comparison of Consolidated Results for the Years Ended December 31, 2017 and December 31, 2016

	Year Ended December 31,		2017 vs. 2016
	2017	2016	$ Change	% Change
	(Dollar in thousands)
Sales	$1,132,892	$1,164,292	$(31,400)	(2.7)%
Gross profit	414,579	445,976	(31,397)	(7.0)%
Operating profit	80,537	130,508	(49,971)	(38.3)%
Pension settlement charge	2,162	—	2,162	100.0%
Interest expense	7,483	5,405	2,078	38.4%
Other income, net	(7,700)	(2,435)	(5,265)	216.2%
Income tax expense	(1,600)	45,424	(47,024)	(103.5)%
Net earnings	80,192	82,114	(1,922)	(2.3)%
Net earnings attributable to Knoll, Inc. stockholders	80,163	82,084	(1,921)	(2.3)%
Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$1.66	$1.71	$(0.05)	(2.9)%
Diluted	$1.63	$1.68	$(0.05)	(3.0)%
Statistical Data
Gross profit %	36.6%	38.3%
Operating profit %	7.1%	11.2%

Net Sales
Net sales for the year ended December 31, 2017 were $1,132.9 million, a decrease of $31.4 million, or 2.7%, from sales of $1,164.3 million for the year ended December 31, 2016. The decrease was largely due to a $45.9 million decrease in Office sales driven by volume declines in both government and commercial sales, primarily in the first half of the year. The decrease in Office segment sales was partially offset by an increase in Lifestyle sales. The increase in the Lifestyle segment was due primarily to growth from HOLLY HUNT and Knoll Europe, as well as incremental sales from a full year of DatesWeiser acquired in December of 2016.
Gross Profit
Gross profit for 2017 was $414.6 million, a decrease of $31.4 million, or 7.0%, from gross profit of $446.0 million in 2016. During 2017, gross margin decreased to 36.6% from 38.3% in 2016. This decrease was due primarily to lower fixed-cost leverage resulting from lower volume in the Office segment, as well as higher commodity inflation.
Operating Profit
Operating profit for 2017 was $80.5 million, a decrease of $50.0 million, or 38.3%, from operating profit of $130.5 million for 2016. Operating profit as a percentage of sales decreased from 11.2% in 2016 to 7.1% in 2017.
Operating expenses for 2017 were $334.0 million, or 29.5% of sales, compared to $315.5 million, or 27.1% of sales, for 2016. In addition to selling, general and administrative expenses, operating expenses for 2017 included an asset impairment of $16.3 million, restructuring charges of $2.2 million, and acquisition costs of $0.5 million. The remaining decrease of $2.5 million was primarily related to lower incentive compensation due to decreased profitability, partially offset by increased sales headcount.
Pension Settlement Charge
In 2017, the Company incurred of $2.2 million of pension settlement charges related to cash payments from lump sum elections.
Interest Expense
Interest expense for 2017 was $7.5 million, an increase of $2.1 million from interest expense of $5.4 million for 2016. The increase in interest expense was due primarily to a higher average outstanding debt balance, and increased interest rates during 2017. During 2017 and 2016, the Company's weighted average interest rates were approximately 2.4% and 2.0%, respectively.
Other Income, net
Other income in 2017 was $7.7 million compared to other income of $2.4 million in 2016. Other income in 2017 was related primarily to net periodic benefit income from the Company's pension and other post-employment benefit plans offset in part by foreign exchange losses that resulted from the revaluation of intercompany balances between our U.S. and foreign entities in both 2017 and 2016.
Income Tax Expense
The effective tax rate for 2017 was (2.0)% compared to 35.6% for 2016. The primary driver of the lower effective tax rate in 2017 was a $26.6 million benefit resulting from the impacts of the Tax Cuts and Jobs Act of 2017 ("Tax Act") being signed into law in December of 2017. Additional factors impacting the rate included the vesting of a large quantity of equity awards during the first quarter of 2017, and the reversal in the third quarter of 2017 of a valuation allowance against certain foreign jurisdiction deferred tax assets. In addition, our effective tax rate is directly affected by the mix of pretax income and the varying effective tax rates in the countries and states in which we operate.
Segment Reporting
The Company manages our business through our reportable segments: Office and Lifestyle. All unallocated expenses are included within Corporate. The Office segment includes a complete range of workplace products that address diverse workplace planning paradigms in North America and Europe, while the Lifestyle segment includes high quality residential furniture, ancillary products and affordable luxury furnishings for high performance workplaces, as well as uber-luxury living spaces to affordable-luxury residential living.
See Item 1 Business contained in this annual report on Form 10-K for further information regarding the business segments.
The comparisons of segment results found below present our segment information with Corporate costs excluded from operating segment results.

Comparison of Segment Results for the Years Ended December 31, 2018 and December 31, 2017

	Year Ended December 31,		2018 vs. 2017
	2018	2017	$ Change	% Change
	(Dollar in thousands)
SALES
Office	$782,020	$722,984	$59,036	8.2%
Lifestyle	520,252	409,908	110,344	26.9%
Corporate	—	—	—	—%
Knoll, Inc.	$1,302,272	$1,132,892	$169,380	15.0%
OPERATING PROFIT
Office	$50,382	$28,233	$22,149	78.5%
Lifestyle	89,097	76,406	12,691	16.6%
Corporate	(24,286)	(24,102)	(184)	15.1%
Knoll, Inc. (1)	$115,193	$80,537	$34,656	43.0%
_______________________________________________________________________________
(1) The Company does not allocate interest expense or other (income) expense, net to the reportable segments.
Office
Net sales for the Office segment in 2018 were $782.0 million, an increase of $59.0 million, or 8.2%, when compared with 2017. The increase in the Office segment was due primarily to strong volume growth in new workplace platforms and ancillary products, as well as strategic price increases implemented in 2018. Operating profit for the Office segment in 2018 was $50.4 million, an increase of $22.1 million, or 78.5%, when compared with 2017. The increase in operating profit for the Office segment was due primarily to increased sales volume.
Lifestyle
Net sales for the Lifestyle segment in 2018 were $520.3 million, an increase of $110.3 million, or 26.9%, when compared with 2017. This increase was driven by the inclusion of Muuto acquired late in January 2018 as well as higher sales volume across our Lifestyle businesses. Operating profit for the Lifestyle segment in 2018 was $89.1 million, an increase of $12.7 million, or 16.6%, when compared with 2017 due primarily to the inclusion of eleven months of Muuto and increased warehousing and showroom investments.
Corporate
Corporate costs in 2018 were $24.3 million, an increase of $0.2 million, or 15.1%, when compared with 2017. The increase was driven by higher spending on consulting services and acquisition-related costs which were offset by lower employee benefit costs during 2018.

Comparison of Segment Results for the Years Ended December 31, 2017 and December 31, 2016

	Year Ended December 31,		2017 vs. 2016
	2017	2016	$ Change	% Change
	(Dollar in thousands)
SALES
Office	$722,984	$768,873	$(45,889)	(6.0)%
Lifestyle	409,908	395,419	14,489	3.7%
Corporate	—	—	—	—%
Knoll, Inc.	$1,132,892	$1,164,292	$(31,400)	(2.7)%
OPERATING PROFIT
Office	$28,233	$72,134	$(43,901)	(60.9)%
Lifestyle	76,406	80,597	(4,191)	(5.2)%
Corporate	(24,102)	(22,223)	(1,879)	15.1%
Knoll, Inc. (1)	$80,537	$130,508	$(49,971)	(38.3)%
_______________________________________________________________________________
(1) The Company does not allocate interest expense or other (income) expense, net to the reportable segments.
Office
Net sales for the Office segment in 2017 were $723.0 million, a decrease of $45.9 million, or 6.0%, when compared with 2016. This decrease in the Office segment for the year was due to decline in volume, primarily in the first half of the year. Operating profit for the Office segment in 2017 was $28.2 million, a decrease of $43.9 million, or 60.9%, when compared with 2016. The decrease in operating profit was primarily due to infrequent charges of $21.2 million which includes a $16.3 million asset impairment charge, a $2.2 million pension settlement change, a $2.2 million restructuring charge and acquisition costs of $0.5 million.
Lifestyle
Net sales for the Lifestyle segment in 2017 were $409.9 million, an increase of $14.5 million, or 3.7%, when compared with 2016. The increase in the Lifestyle segment was driven by growth from HOLLY HUNT® and Knoll Europe, incremental sales from a full year of DatesWeiser and continued year-over-year growth from Spinneybeck  FilzFelt particularly in the architectural space. Operating profit for the Lifestyle segment in 2017 was $76.4 million, a decrease of $4.2 million, or 5.2%, when compared with 2016.
Corporate
Corporate costs in 2017 were $24.1 million, a decrease of $1.9 million, or 15.1%, when compared with 2016. The decrease was driven primarily by reduced costs associated with employee benefits and incentive compensation expense in 2017.

Foreign and Domestic Operations
Our principal manufacturing operations and markets are in North America, and we also have manufacturing operations and markets in Europe. Our sales to clients and net property, plant and equipment are summarized by geographic areas below. Sales are attributed to the geographic areas based on the origin of sale.

	United States	Canada	Europe	Other	Consolidated
2018
Sales	$1,066,810	$37,299	$197,401	$762	$1,302,272
Property, plant, and equipment, net	172,653	26,876	15,424	—	214,953
2017
Sales	$977,669	$52,894	$100,233	$2,096	$1,132,892
Property, plant, and equipment, net	157,805	29,307	13,518	—	200,630
2016
Sales	$1,031,920	$36,813	$93,420	$2,139	$1,164,292
Property, plant, and equipment, net	157,856	26,452	12,776	—	197,084
Liquidity and Capital Resources
The following table highlights certain key cash flows and capital information pertinent to the discussion that follows:

	2018	2017	2016
	(in thousands)
Cash provided by operating activities	$108,208	$103,734	$104,295
Capital expenditures, net	(40,289)	(40,587)	(40,105)
Purchase of businesses, net of cash acquired	(307,983)	—	(18,456)
Cash used in investing activities	(348,272)	(40,587)	(58,561)
Purchase of common stock for treasury	(4,411)	(10,950)	(5,464)
Proceeds from credit facilities	490,500	310,000	377,500
Repayment of credit facilities	(383,000)	(338,000)	(379,500)
Proceeds from term loan	350,247	—	—
Repayment of term loans	(177,937)	—	—
Payment of dividends	(29,984)	(30,193)	(29,217)
Proceeds from issuance of common stock	64	601	2,847
Cash (used in) provided by financing activities	239,804	(74,542)	(38,834)
We have historically funded our business through cash generated from operations, supplemented by debt borrowings. Available cash is primarily used for our working capital needs, ongoing operations, capital expenditures, the payment of quarterly dividends, and the repurchase of shares. Our investment in capital expenditures shows our commitment to improving our operating efficiency, innovation and modernization, showroom investment, new product tooling, manufacturing equipment and technology infrastructure. During 2018, we made annual dividend payments of $0.60 per share, returning $30.0 million of cash to our shareholders.

Cash provided by operating activities was $108.2 million, $103.7 million, and $104.3 million in 2018, 2017 and 2016, respectively. For the year ended December 31, 2018, cash provided by operating activities consisted primarily of $73.3 million of net income and $55.7 million of various non-cash charges, including $35.3 million of depreciation and amortization, $9.1 million of stock-based compensation and a $4.8 million provision for deferred income taxes, offset in part by $20.8 million of unfavorable changes in assets and liabilities primarily driven by growth in accounts receivable and inventory as a result of growth in sales and ramping up inventory for our current order backlog. For the year ended December 31, 2017, cash provided by operating activities consisted primarily of $80.2 million of net income and $38.0 million of various non-cash charges, including $26.6 million of depreciation and amortization, a $16.3 million asset impairment charge, and $9.6 million of stock-based compensation , offset in part by $14.5 million of unfavorable changes in assets and liabilities primarily driven by a $26.6 million benefit in current and deferred income taxes as a result of the 2017 Tax Cut and Jobs Act. For the year ended December 31, 2016, cash provided by operating activities consisted primarily of $82.1 million of net income and $69.0 million of various non-cash charges, including $26.0 million of deferred taxes driven by discretionary pension funding, $23.0 million of depreciation and amortization, and $10.5 million of stock based compensation, offset by $46.8 million of unfavorable changes in assets and liabilities primarily driven by our discretionary pension plan contribution during the year of $53.2 million.
Investing activities for the year ended December 31, 2018 included the purchase of Muuto for $308.0 million, net of cash acquired. In addition, during 2018, we used $40.3 million of cash for capital expenditures. During 2017, we used $40.6 million of cash for capital expenditures. During 2016, we spent $40.1 million and $18.5 million of cash for capital expenditures and the purchase of businesses, respectively. The capital expenditures are reflective of our commitment to enhance and modernize our sales, manufacturing and information technology infrastructure. Acquisitions are reflective of our strategy of building our global capabilities as a singular resource for high-design workplaces and homes.
During the year ended December 31, 2018, we amended and extended our Existing Credit Facility. The proceeds from our term loans and revolving credit facilities under our Amended Credit Agreement were $350.2 million and $490.5 million, respectively. Borrowings under our term loans and our revolving credit facilities were used to finance a portion of the Muuto acquisition, repay the outstanding balance on the term loans of our Existing Credit Facility of $165.0 million, and to fund our working capital needs. Additionally, we paid $30.0 million of cash to fund dividend payments to our shareholders, $4.4 million of cash for the repurchase of shares used to offset the cost of employee tax withholdings, and $5.7 million of fees related to the issuance of the Amended Credit Facility, of which $4.7 million was capitalized as deferred financing fees and $1.0 million was expensed as a loss on extinguishment. During 2017, we used cash of $74.5 million to fund dividend payments to shareholders of $30.2 million, $28.0 million of repayments net of re-borrowings under our revolving credit facilities, $10.9 million for share repurchases associated with the repurchase of shares used to offset the cost of employee tax withholdings, and $6.0 million of a contingent purchase price payment related to an earn-out for the HOLLY HUNT acquisition in 2014. For the year ended December 31, 2016 we used cash of $38.8 million to fund dividend payments to shareholders of $29.2 million, $5.5 million for share repurchases associated with the repurchase of shares used to offset the cost of employee tax withholdings, and $5.0 million of a contingent purchase price payment related to the earn-out for the HOLLY HUNT acquisition.
As of December 31, 2018, we were in compliance with all covenants and conditions in our Amended Credit Agreement. We believe that existing cash balances and internally generated cash flows, together with borrowings available under our credit facility, will be sufficient to fund working capital needs, capital spending requirements, debt service requirements and dividend payments for at least the next twelve months. Future debt payments may be paid out of cash flows from operations, from future refinancing of our debt or from equity issuance.
On January 23, 2018, we amended and extended our Existing Credit Facility, dated May 20, 2014, with a new $750.0 million credit facility maturing on January 23, 2023. We use our credit facility in the ordinary course of business to fund our working capital needs and investments and, at times, make significant borrowings and repayments under the facility depending on our cash needs and availability at such time. Borrowings under the Amended Credit Agreement may be repaid at any time, but no later than January 23, 2023.
The Amended Credit Agreement requires that we comply with two financial covenants, consolidated leverage ratio, defined as the ratio of total indebtedness to consolidated EBITDA (as defined in our credit agreement) and consolidated interest coverage ratio, defined as the ratio of our consolidated EBITDA (as defined in our credit agreement) to our consolidated interest expense. Our consolidated leverage ratio cannot exceed 4.25 to 1 and our consolidated interest coverage ratio must be a minimum of 3.0 to 1. However, because of the financial covenant mentioned above, our capacity under our credit facility could be reduced if our trailing consolidated EBITDA (as defined by our credit agreement) declines due to deteriorating market conditions or poor performance. We are also required to comply with various other affirmative and negative covenants including, without limitation, covenants that prevent or restrict our ability to pay dividends, engage in certain mergers or acquisitions, make certain investments or loans, incur future indebtedness, engage in sale-leaseback transactions, alter our capital structure or line of business, prepay subordinated indebtedness, engage in certain transactions with affiliates and sell stock or assets.

Contractual Obligations
The following table summarizes our contractual cash obligations as of December 31, 2018 (in thousands):

	Payments Due by Period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Long-term debt (a)	$26,162	$67,869	$434,930	$—	$528,961
Operating leases	26,427	42,940	32,287	38,778	140,432
Purchase commitments	4,287	1,923	1,587	108	7,905
Pension and other post-employment benefit plan obligations (b)	301	—	—	—	301
Other liabilities (c)	750	—	—	—	750
Total *	$57,927	$112,732	$468,804	$38,886	$678,349
_______________________________________________________________________________
(a) Contractual obligations for long-term debt and short-term borrowings include principal and interest payments. Interest payments have been computed based on an estimated variable interest as of December 31, 2018. The estimated variable interest rate is based on the company's expected consolidated leverage ratio and the forecasted LIBOR rate for each period presented. The computation of interest, as included in the above table, is based on our Amended Credit Facility.
(b) Due to the uncertainty of future cash outflows, contributions to the pension and other post-employment benefit plans subsequent to 2019 have been excluded from the table above.
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
Revenue Recognition
Revenue for the years ended December 31, 2017 and 2016 were recognized under ASC 605, Revenue Recognition, when (i) persuasive evidence of an arrangement existed, (ii) delivery occurred or services were rendered, (iii) the price was fixed or determinable and (iv) collectability was reasonably assured.

ASC 606, Revenue from Contracts with Customers, was adopted for the fiscal year beginning January 1, 2018. Per the new standard, we determine revenue recognition by applying the following steps: (i) identify the contract with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations and (v) recognize revenue as the performance obligations are satisfied.
We recognize revenue when performance obligations under the terms of a contract with a customer are satisfied. Our primary performance obligation to our customers is the delivery of products. Control of the products sold typically transfers to the customer upon shipment or delivery depending on the shipping terms of the underlying contract.
Each customer contract sets forth the transaction price for the products and services purchased under that arrangement. Some customer arrangements include variable consideration, such as volume rebates, some of which depend upon the customers meeting specified performance criteria, such as a purchasing level over a period of time. We use judgment to estimate the most likely amount of variable consideration at each reporting date. When estimating variable consideration, we apply judgment when considering the probability of whether a reversal of revenue could occur and only recognize revenue subject to this constraint.
We use historical customer return data as a basis of estimation for customer returns and records the reduction of sales at the time revenue is recognized. Customer returns have historically not been significant. We may receive deposits from customers before revenue is recognized, thus resulting in the recognition of a contract liability (customer deposits).
Amounts billed to customers for shipping and handling of products are included in sales and the related costs we incur for shipping and handling are included in cost of sales. If shipping activities are performed after a customer obtains control of a product, we account for shipping and handling as an activity to fulfill the promise to transfer the product to the customer.
We exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and that we collect from a customer.
Practical Expedients Elected in adopting ASC 606
Incremental Costs of Obtaining a Contract - We have elected the practical expedient permitted in ASC 340-40-25-4, which permits us to recognize incremental costs to obtain a contract as an expense when incurred if the amortization period will be less than one year.
Significant Financing Component - We have elected the practical expedient permitted in ASC 606-10-32-18, which allows us to not adjust the promised amount of consideration for the effects of a significant financing component if a contract has a duration of one year or less. As our contracts are typically less than one year in length, consideration will not be adjusted. Our contracts generally include a standard payment term of 30 days, consequently there is no significant financing component within our contracts.
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
Inventory
Inventories are valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. We reserve inventory that, in our judgment, is impaired or obsolete. Obsolescence may be caused by the discontinuance of a product line, changes in product material specifications, replacement products in the marketplace and other competitive influences.
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
We assess whether indefinite-lived intangible assets impairment exists using both the qualitative and quantitative assessments. The qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, based on this qualitative assessment, we determine it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount or if we elect not to perform a qualitative assessment, a quantitative assessment is performed to determine whether an indefinite-lived intangible asset impairment exists. We test the indefinite-lived intangible assets for impairment by comparing the carrying value to the fair value based on current revenue projections of the related operations, under the relief from royalty method. Any excess of the carrying value over the amount of fair value is recognized as an impairment. Any such impairment would be recognized in full in the reporting period in which it has been identified.
Based on the results of the annual impairment test as of October 1, 2018, we determined there were no indications of impairment for goodwill or indefinite-lived intangible assets.
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
We determine the expected long-term rate of return on plan assets based on aggregating the expected rates of return for each component of the plan's asset mix. We use historic plan asset returns combined with current market conditions to estimate the rate of return. The expected rate of return on plan assets is a long-term assumption and generally does not change annually. The discount rate reflects the market rate for high-quality fixed income debt instruments as of our annual measurement date and is subject to change each year. Holding all other assumptions constant, a one-percentage-point increase or decrease in the assumed rate of return on plan assets would decrease or increase 2018 net periodic pension expense by approximately $2.6 million. Likewise, a one-percentage-point increase or decrease in the discount rate would increase or decrease 2018 net periodic pension expense by approximately $0.1 million or $0.7 million, respectively.

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
We utilize a full yield curve approach in the estimation of this component by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows.
Key assumptions that we use in determining the amount of the obligation and expense recorded for OPEB, under the appropriate accounting guidance, include the assumed discount rate and the assumed rate of increases in future health care costs. In estimating the health care cost trend rate, we consider actual health care cost experience, future benefit structures, industry trends and advice from our actuaries. We assume that the relative increase in health care costs will generally trend downward over the next several years, reflecting assumed increases in efficiency and cost-containment initiatives in the health care system. For purposes of measuring the benefit obligation associated with the Company's OPEB plans as of December 31, 2018, as well as the assumed rate for 2019, a 6.50% annual rate of increase in the per capita cost of covered health care benefits was assumed and a 9.00% annual rate of increase in the per capita cost of covered prescription drug benefits was assumed. The rate was then assumed to decrease to an ultimate rate of 4.50% for 2025 and thereafter for both the medical plan and prescription drug plan and thereafter for the benefit obligation. Increasing the assumed health care cost trend by one-percentage-point in each year would increase the benefit obligation as of December 31, 2018 by a minimal amount and increase the aggregate of the service and interest cost components of net periodic benefit cost for 2018 by a minimal amount. Decreasing the assumed health care cost trend rate by one percentage point in each year would decrease the benefit obligation as of December 31, 2018 by a minimal amount and decrease the aggregate of the service and interest cost components of net periodic benefit cost for 2018 by a minimal amount.
In accordance with the appropriate accounting guidance, we recognize in our consolidated balance sheet the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligation) of our defined benefit pension and OPEB plans. To record the unfunded status of our plans, we recorded an additional liability and an asset and an adjustment to accumulated other comprehensive income, net of tax.
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
Commitments and Contingencies
We establish reserves for the estimated cost of environmental and legal contingencies when such expenditures are probable and reasonably estimable. A significant amount of judgment is required to estimate and quantify our ultimate exposure in these matters. We engage outside experts as deemed necessary or appropriate to assist in the evaluation of exposure. From time to time, as information becomes available regarding changes in circumstances for ongoing issues as well as information regarding emerging issues, our potential liability is re-assessed and reserve balances are adjusted as necessary. Revisions to our estimates of potential liability, and actual expenditures related to commitments and contingencies, could have a material impact on our results of operations or financial position.
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

Furthermore, on December 22, 2017, SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) that allows registrants to record provisional amounts during a measurement period, which is not to extend beyond one year. Accordingly, amounts recorded may require further adjustments due to evolving analysis and interpretations of law and regulations, including interpretations of how accounting for income taxes should be applied. Consistent with SAB 118, we were able to make reasonable estimates and we incorporated provisional amounts for the impact of the Tax Act at December 31, 2017. Required adjustments to provisional amounts have been incorporated into our December 31, 2018 figures in accordance with the measurement period guidelines in SAB 118.
At December 31, 2018, our deferred tax liabilities of $112.4 million exceeded deferred tax assets of $25.9 million by $86.5 million. At December 31, 2017, deferred tax liabilities of $82.7 million exceeded deferred tax assets of $28.1 million by $54.6 million. The increase in deferred tax liabilities is primarily related to acquisition accounting.
Our deferred tax assets at December 31, 2018 and 2017 of $25.9 million and $28.1 million, respectively, are net of valuation allowances of $4.8 million. We have recorded the valuation allowance primarily for net operating loss carryforwards in foreign tax jurisdictions where we have incurred historical tax losses from operations or acquired tax losses through acquisition, and have determined that it is more likely than not that these deferred tax assets will not be realized.
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
Derivative Financial Instruments
From time to time, we enter into foreign currency forward exchange contracts and foreign currency option contracts to manage our exposure to foreign exchange rates. In 2018, the company entered into an interest rate swap agreement to manage its exposure to interest rate changes and its overall cost of borrowing. The company's interest rate swap agreement was entered into to exchange variable rate interest payments for fixed rate payments over the life of the agreement without the exchange of the underlying notional amounts. The notional amount of the interest rate swap agreement is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss.
We do not hold or issue derivative financial instruments for trading or speculative purposes. We recognize derivatives as either assets or liabilities in the accompanying consolidated balance sheet and measures those instruments at fair value. Changes in the fair value of such contracts are reported in earnings as a component of “Other (income) expense, net.”
Stock-Based Compensation
We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We recognize compensation expense using the straight-line method over the vesting period. Compensation expense relating to restricted stock units that are subject to performance conditions is recognized if it is probable that the performance condition will be achieved. Expense is adjusted as forfeitures occur.
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
We also have risk in our exposure to certain materials and transportation costs. Steel, leather, wood products and plastics are all used in our products. For the year ended December 31, 2018, we estimated that materials inflation was approximately $6.9 million and transportation inflation was approximately $7.9 million. During 2017, we estimated that materials and transportation inflation were approximately $6.7 million and $1.0 million, respectively. We continue to work to offset price increases in raw materials and transportation through our global sourcing initiatives, cost improvements and price increases to our products.
Interest Rate Risk
We have variable rate debt obligations that are denominated in U.S. dollars. A change in interest rates will impact the interest costs incurred and cash paid on the variable rate debt. During 2018 and 2017, our weighted average interest rates were approximately 3.6% and 2.4%, respectively.
The following table summarizes our market risks associated with our debt obligations as of December 31, 2018. For debt obligations, the table presents principal cash flows and related average interest rates by year of maturity. Variable interest rates presented for variable-rate debt represent the average interest rates on our credit facility borrowings as of December 31, 2018.
The fair value of the Company's long-term debt approximates its carrying value, as the variable rate debt and the associated terms are comparable to market terms as of the balance sheet date.
The weighted-average interest rate is a floating rate as described in Note 13 of Notes to Consolidated Financial Statements, which at December 31, 2018 was 3.79%. An increase in our weighted-average interest rate of 1%, adjusted for our interest rate swap, would increase annual interest expense by approximately $1.6 million during 2019, $1.9 million during 2020, $2.2 million during 2021 and $2.6 million during 2022 due to the step-down of the notional amount of our interest rate swap for each of those periods. See footnote 12 of Notes to Consolidated Financial Statements for further discussion. We will continue to review our exposure to interest rate fluctuations and evaluate whether we should manage such exposure through derivative transactions.
Foreign Currency Exchange Rate Risk
We manufacture our products in the United States, Canada and Italy, and sell our products primarily in those markets as well as in other European countries. Our foreign sales and certain expenses are transacted in foreign currencies. Our production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. Additionally, as our reporting currency is the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the Canadian dollar, Danish krone and the Euro. Approximately 18.1% and 12.6% of our revenues in 2018 and 2017, respectively, and 28.5% and 25.9% of our cost of goods sold in 2018 and 2017, respectively, were denominated in currencies other than the U.S. dollar. Foreign currency exchange rate fluctuations resulted in $2.0 million of translation gains and $1.8 million of translation losses for 2018 and 2017, respectively.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Knoll, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Knoll, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2019 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1996.

Philadelphia, Pennsylvania
February 26, 2019

KNOLL, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,560	$2,203
Customer receivables, net of allowance for doubtful accounts of $3,724 and $4,039, respectively	120,157	86,687
Inventories	170,549	144,945
Prepaid expenses	25,624	29,272
Other current assets	13,725	15,163
Total current assets	331,615	278,270
Property, plant, and equipment, net	214,953	200,630
Goodwill	320,759	142,113
Intangible assets, net	353,946	238,581
Pension asset	4,245	—
Other noncurrent assets	1,431	1,447
Total Assets	$1,226,949	$861,041
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$17,185	$10,000
Accounts payable	126,748	108,922
Other current liabilities	128,845	104,158
Total current liabilities	272,778	223,080
Long-term debt	443,898	181,048
Deferred income taxes	86,497	54,671
Post-employment benefits other than pensions	3,301	3,575
Pension liability	13,930	21,671
Other noncurrent liabilities	20,035	18,267
Total liabilities	840,439	502,312
Commitments and contingent liabilities
Equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 65,778,891 shares issued and 49,431,178 shares outstanding (including 725,252 non-voting restricted shares and net of 16,347,713 treasury shares) at December 31, 2018 and 65,460,014 shares issued and 49,339,552 shares outstanding (including 841,610 non-voting restricted shares and net of 16,120,462 treasury shares) at December 31, 2017	494	493
Additional paid-in capital	58,770	54,455
Retained earnings	395,434	347,304
Accumulated other comprehensive loss	(68,394)	(43,774)
Total Knoll, Inc. stockholders' equity	386,304	358,478
Noncontrolling interests	206	251
Total equity	386,510	358,729
Total Liabilities and Equity	$1,226,949	$861,041

See accompanying notes to the consolidated financial statements.

KNOLL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(dollars in thousands, except share and per share data)

	Years ended December 31,
	2018	2017	2016
Sales	$1,302,272	$1,132,892	$1,164,292
Cost of sales	820,748	718,313	718,316
Gross profit	481,524	414,579	445,976
Selling, general, and administrative expenses	363,717	315,586	315,468
Restructuring charges	2,614	2,150	—
Write-off of property, plant, and equipment	—	16,306	—
Operating profit	115,193	80,537	130,508
Pension settlement charge	5,735	2,162	—
Interest expense	20,911	7,483	5,405
Other income, net	(9,604)	(7,700)	(2,435)
Income before income tax expense	98,151	78,592	127,538
Income tax expense (benefit), net	24,896	(1,600)	45,424
Net earnings	73,255	80,192	82,114
Net earnings attributable to noncontrolling interests	7	29	30
Net earnings attributable to Knoll, Inc. stockholders	$73,248	$80,163	$82,084

Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$1.51	$1.66	$1.71
Diluted	$1.49	$1.63	$1.68
Weighted-average number of common shares outstanding:
Basic	48,657,015	48,422,558	48,093,294
Diluted	49,218,193	49,160,492	48,919,108

Net earnings	$73,255	$80,192	$82,114
Other comprehensive income (loss):
Unrealized loss on interest rate swap, net of tax	(1,250)	—	—
Pension and other post-employment liability adjustment, net of tax	2,645	(5,239)	(6,573)
Foreign currency translation adjustment	(13,140)	4,868	488
Foreign currency translation adjustment on long term intercompany notes	(8,114)	—	—
Total other comprehensive loss, net of tax	(19,859)	(371)	(6,085)
Total comprehensive income	53,396	79,821	76,029
Comprehensive income attributable to noncontrolling interests	7	29	30
Comprehensive income attributable to Knoll, Inc. stockholders	$53,389	$79,792	$75,999

See accompanying notes to the consolidated financial statements.

KNOLL, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Knoll, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2015	$488	$47,165	$244,947	$(37,318)	$255,282	$192	$255,474
Net earnings	—	—	82,084	—	82,084	30	82,114
Other comprehensive loss	—	—	—	(6,085)	(6,085)	—	(6,085)
Shares issued for consideration:
Exercise of stock options	2	2,770	—	—	2,772	—	2,772
Shares issued under stock incentive plan	3	(3)	—	—	—	—	—
Shares issued to Board of Directors in lieu of cash	—	75	—	—	75	—	75
Stock-based compensation	—	10,603	(134)	—	10,469	—	10,469
Cash dividend ($0.60 per share)	—	—	(29,886)	—	(29,886)	—	(29,886)
Purchase of common stock	(2)	(5,462)	—	—	(5,464)	—	(5,464)
Balance at December 31, 2016	$491	$55,148	$297,011	$(43,403)	$309,247	$222	$309,469
Net earnings	—	—	80,163	—	80,163	29	80,192
Other comprehensive loss	—	—	—	(371)	(371)	—	(371)
Shares issued for consideration:
Exercise of stock options	—	472	—	—	472	—	472
Shares issued under stock incentive plan	7	(3)	—	—	4	—	4
Shares issued to Board of Directors in lieu of cash	—	125	—	—	125	—	125
Stock-based compensation	(1)	9,659	—	—	9,658	—	9,658
Cash dividend ($0.60 per share)	—	—	(29,870)	—	(29,870)	—	(29,870)
Purchase of common stock	(4)	(10,946)	—	—	(10,950)	—	(10,950)
Balance at December 31, 2017	$493	$54,455	$347,304	$(43,774)	$358,478	$251	$358,729
Net earnings	—	—	73,248	—	73,248	7	73,255
Adoption of ASU 2018-02	—		4,761	(4,761)	—		—
Other comprehensive loss	—	—	—	(19,859)	(19,859)	—	(19,859)
Shares issued for consideration:
Shares issued under stock incentive plan	3	(1)	—	—	2	—	2
Shares issued to Board of Directors in lieu of cash	—	62	—	—	62	—	62
Stock-based compensation	—	8,646	—	—	8,646	—	8,646
Cash dividend ($0.60 per share)	—	—	(29,879)	—	(29,879)	—	(29,879)
Purchase of common stock	(2)	(4,392)	—	—	(4,394)	—	(4,394)
Other	—	—	—	—	—	(52)	(52)
Balance at December 31, 2018	$494	$58,770	$395,434	$(68,394)	$386,304	$206	$386,510

See accompanying notes to the consolidated financial statements.

KNOLL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$73,255	$80,192	$82,114
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation	25,493	22,749	19,071
Amortization expense (including deferred financing fees)	9,841	3,954	3,954
Provision (benefit) for deferred taxes	4,846	(19,634)	26,016
Loss on extinguishment of debt	1,445	—	—
Change in fair value of acquisition related contingent consideration	(350)	—	—
Inventory obsolescence	1,654	1,882	2,376
Loss on disposal of property, plant and equipment	2,667	212	5
Unrealized foreign currency losses	533	1,297	827
Stock-based compensation	9,211	9,658	10,469
Non-cash write-off of property, plant and equipment	278	16,306	—
Bad debt and customer claims	123	1,616	6,303
Changes in assets and liabilities, net of effects of acquisitions:
Customer receivables	(24,977)	(5,500)	26,591
Inventories	(16,173)	(4,045)	(2,157)
Accounts payable	12,455	12,120	4,591
Current income taxes	2,621	(7,011)	(6,871)
Prepaid and other current assets	(3,513)	(3,350)	(13,815)
Other current liabilities	11,386	(4,813)	(3,430)
Other noncurrent assets and liabilities	(2,587)	(1,899)	(51,749)
Cash provided by operating activities	108,208	103,734	104,295
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(40,289)	(40,587)	(40,105)
Purchase of businesses, net of cash acquired	(307,983)	—	(18,456)
Cash used in investing activities	(348,272)	(40,587)	(58,561)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facility	490,500	310,000	377,500
Repayment of revolving credit facility	(383,000)	(338,000)	(379,500)
Proceeds from term loans	350,247	—	—
Repayment of term loans	(177,937)	—	—
Payment of financing fees	(4,652)	—	—
Payment of fees related to debt extinguishment	(1,023)	—	—
Payment of dividends	(29,984)	(30,193)	(29,217)
Proceeds from the issuance of common stock	64	601	2,847
Purchase of common stock for treasury	(4,411)	(10,950)	(5,464)
Contingent purchase price payment	—	(6,000)	(5,000)
Cash provided by (used in) financing activities	239,804	(74,542)	(38,834)
Effect of exchange rate changes on cash and cash equivalents	(383)	3,744	(1,238)
Net (decrease) increase in cash and cash equivalents	(643)	(7,651)	5,662
Cash and cash equivalents at beginning of year	2,203	9,854	4,192
Cash and cash equivalents at end of year	$1,560	$2,203	$9,854

Supplemental disclosure of cash flow information:
Cash paid for interest	$18,334	$7,605	$5,228

See accompanying notes to the consolidated financial statements.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
Knoll, Inc. and its subsidiaries (the “Company” or “Knoll”) are engaged in the design, manufacture, market and sale of high-end furniture products and accessories, for both workplace and residential markets, as well as modern outdoor furniture. The Company is also engaged in the sale of fine leather, textiles, and felt, focusing on the middle to high-end segments of the market. The Company primarily operates in the United States (“U.S.”), Canada and Europe, and sells its products through a broad network of independent dealers and distribution partners, through a direct sales force, through its showrooms, and online.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries and any partially-owned subsidiaries that the Company has the ability to control. Significant intercompany transactions and balances have been eliminated in consolidation.
The results of the Company's European subsidiaries are included in the consolidated financial statements, and are presented on a one-month lag, with the exception of Muuto, to allow for the timely preparation of consolidated financial information. The effect of this lag in presentation is not material to the consolidated financial statements.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results may differ from such estimates.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and highly-liquid investments with maturities of three months or less at the date of purchase.
Revenue Recognition
Revenue for the years ended December 31, 2017 and 2016 were recognized under ASC 605, Revenue Recognition, when (i) persuasive evidence of an arrangement existed, (ii) delivery occurred or services were rendered, (iii) the price was fixed or determinable and (iv) collectability was reasonably assured.
ASC 606, Revenue from Contracts with Customers, was adopted for the fiscal year beginning January 1, 2018. Per the new standard, the Company determines revenue recognition by applying the following steps: (i) identify the contract with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations and (v) recognize revenue as the performance obligations are satisfied.
The Company recognizes revenue when performance obligations under the terms of a contract with a customer are satisfied. The Company's primary performance obligation to its customers is the delivery of products. Control of the products sold typically transfers to the customer upon shipment or delivery depending on the shipping terms of the underlying contract.
Each customer contract sets forth the transaction price for the products and services purchased under that arrangement. Some customer arrangements include variable consideration, such as volume rebates, some of which depend upon the customers meeting specified performance criteria, such as a purchasing level over a period of time. The Company uses judgment to estimate the most likely amount of variable consideration at each reporting date. When estimating variable consideration, the Company

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

applies judgment when considering the probability of whether a reversal of revenue could occur and only recognize revenue subject to this constraint.
The Company uses historical customer return data as a basis of estimation for customer returns and records the reduction of sales at the time revenue is recognized. Customer returns have historically not been significant. The Company may receive deposits from customers before revenue is recognized, thus resulting in the recognition of a contract liability (customer deposits).
Amounts billed to customers for shipping and handling of products are included in sales and the related costs incurred by the Company for shipping and handling are included in cost of sales. If shipping activities are performed after a customer obtains control of a product, the Company applies a policy election to account for shipping and handling as an activity to fulfill the promise to transfer the product to the customer.
The Company applies an accounting policy election to exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a customer.
Practical Expedients Elected in adopting ASC 606
Incremental Costs of Obtaining a Contract - The Company has elected the practical expedient permitted in ASC 340-40-25-4, which permits an entity to recognize incremental costs to obtain a contract as an expense when incurred if the amortization period will be less than one year.
Significant Financing Component - The Company has elected the practical expedient permitted in ASC 606-10-32-18, which allows an entity to not adjust the promised amount of consideration for the effects of a significant financing component if a contract has a duration of one year or less. As the Company’s contracts are typically less than one year in length, consideration will not be adjusted. The Company’s contracts generally include a standard payment term of 30 days, consequently there is no significant financing component within its contracts.
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
Inventories
Inventories are stated at the lower of cost or net realizable value and include material, labor and overhead. Cost is determined using the first-in, first-out method. The Company adjusts for inventory that it believes is impaired or obsolete. Obsolescence occurs as the result of several factors, including the discontinuance of a product line, changes in product material specifications, replacement products in the marketplace and other competitive influences.
Property, Plant, and Equipment
Property, plant, and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The useful lives are as follows:

Category	Useful Life (in years)
Leasehold improvements (1)	Various
Buildings	45-60
Building improvements	10-20
Office equipment	3-10
Software	3-10
Machinery and equipment	4-12
(1) Useful lives for leasehold improvements are amortized over the shorter of the economic lives or the term of the lease.
Maintenance and repairs are expensed as incurred. Interest on capital projects is capitalized during the construction period.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

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
Goodwill and Intangible Assets
Goodwill and intangible assets with indefinite lives are tested for impairment at least annually, as of October 1, and more frequently whenever events or circumstances occur indicating that a possible impairment may have been incurred. Intangible assets with finite lives are amortized over their useful lives.
The Company assesses whether goodwill impairment exists using both the qualitative and quantitative assessments. The qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If based on this qualitative assessment the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if the Company elects not to perform a qualitative assessment, a quantitative assessment is performed by determining the fair value of the Company's reporting units.
The Company estimates the fair value of its reporting units using a combination of the fair values derived from both the income approach and the market approach. Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the business's ability to execute on the projected cash flows. The market approach estimates fair value based on market multiples of revenue and earnings derived from comparable publicly-traded companies with similar operating and investment characteristics as the reporting unit.
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
When performing a qualitative assessment, the Company assesses numerous factors to determine whether it is more likely than not that the fair value of the reporting units are less than their respective carrying values. The Company considered factors that would impact the reporting unit fair values as estimated by the market and income approaches used in the last quantitative assessment. The Company reviewed current projections of cash flows and compared these current projections to the projections included in the most recent quantitative assessment, and considered the fact that no new significant competitors entered the marketplace in the industry and that consumer demand for the industry’s products remains relatively constant, if not growing slightly. Also, economic factors during the year did not significantly affect the discount rates used for the valuation of these reporting units. The Company concluded that events occurring since the last quantitative assessment did not have a significant impact on the fair value of each of these reporting units. Therefore, the Company determined that it was not necessary to perform a quantitative goodwill impairment test for certain of these reporting units as the fair value of each reporting units appeared to exceed its respective carrying value.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

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
Research and Development Costs
Research and development costs are expensed as incurred, and are included as a component of selling, general, and administrative expenses. Research and development expenses were $20.1 million for 2018, $19.2 million for 2017, and $21.7 million for 2016.
Income Taxes
The Company accounts for income taxes using the asset and liability approach, which requires deferred tax assets and liabilities be recognized using enacted tax rates to measure the effect of temporary differences between book and tax bases on recorded assets and liabilities. Valuation allowances are recorded to reduce deferred tax assets, if it is more likely than not some portion or all of the deferred tax assets will not be recognized. The need to establish valuation allowances against deferred tax assets is assessed quarterly. The Company maintained a valuation allowance primarily for net operating loss carryforwards in foreign tax jurisdictions where the Company has incurred historical tax losses from operations, and has determined that it is more likely than not these deferred tax assets will not be recognized. The primary factors used to assess the likelihood of realization are reversals of taxable temporary timing differences, forecasts of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.
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
The Company recognizes income tax-related interest and penalties in income tax expense and accrues for interest and penalties in other noncurrent liabilities.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

The Tax Cuts and Jobs Act of 2017 (“Tax Act”), as signed by the President of the United States on December 22, 2017, significantly revised U.S. tax law. The law included significant changes to the U.S. corporate income tax system, including a Federal corporate rate reduction from 35% to 21%, limitations on the deductibility of interest expense and executive compensation, and the transition of U.S. international taxation from a worldwide tax system to a territorial tax system. As a result in the fourth quarter of 2017, the Company recorded a tax benefit of $26.6 million, which primarily related to the remeasurement of the Company's deferred tax assets and liabilities in the U.S. based on the new lower corporate income tax rate and the one-time transition tax. During 2018, the Company finalized the calculations and recorded an additional tax benefit of $1.7 million related to the rate differential on the deferred provision to return.
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
Derivative Instruments
The Company utilizes derivative instruments to mitigate volatility related to interest rates on certain debt instruments. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company recognizes derivatives as either assets or liabilities in the Consolidated Balance Sheets and measures those instruments at fair value. Changes in the fair value of those instruments are initially reported in Accumulated Other Comprehensive Income (Loss) if they qualify for hedge accounting and is subsequently recognized in earnings when the hedged exposure affects earnings. Derivatives qualify for hedge accounting if they are designated as hedge instruments and if the hedge is highly effective in achieving offsetting changes in the cash flows of the asset or liability hedged. Hedge effectiveness is assessed on a regular basis. Changes in fair value of derivative instruments that do not qualify for hedge accounting are recognized immediately in current net earnings.
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

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

Concentration of Credit Risk
The Company's customer receivables are comprised primarily of amounts due from independent dealers and direct customers. The Company monitors and manages the credit risk associated with the individual dealers and direct customers. The independent dealers are responsible for assessing and assuming the credit risk of their customers, and may require their customers to provide deposits or other credit enhancement measures. Historically the Company has had a concentration of federal and local government receivables; however, they carry minimal credit risk.
Foreign Currency Translation
Results of foreign operations are translated into U.S. dollars using average exchange rates during the year, while assets and liabilities are translated into U.S. dollars using the exchange rates as of the balance sheet dates. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss).
Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than the functional currency of the applicable subsidiary are included in the consolidated statements of operations, within other income, net, in the year in which the gain or loss occurs.
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
The fair value of the market-based restricted stock units is estimated at the date of grant using a Monte Carlo simulation model, which requires management to make certain assumptions based on both historical and current data. These awards vest based upon the performance of the Company's stock price relative to a peer group. The assumptions included in the model include, but are not limited to, risk-free interest rate, expected volatility of the Company's and the peer group's stock prices, and dividend yield. The risk-free rate is based upon the applicable U.S. Treasury Note rate. Expected volatility is estimated based on the historical volatility of the Company's stock prices. The dividend yield is based on the Company's historical data.
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
DECEMBER 31, 2018

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
Segment Information
The Company has two reportable segments: Office and Lifestyle. The Office reportable segment is comprised of the operations of the Office operating segment. The Lifestyle reportable segment is an aggregation of the Lifestyle, Europe Studio, and Muuto operating segments. All unallocated expenses are included within Corporate.
The Office reportable segment includes a complete range of workplace products that address diverse workplace planning paradigms. These products include: systems furniture, seating, storage, tables, desks and KnollExtra® accessories as well as the international sales of our North American Office products.
The Lifestyle reportable segment aggregates three operating segments: Lifestyle, Europe Studio and Muuto. Our Lifestyle reportable segment products, which are distributed in North America and Europe, include iconic seating, lounge furniture, side, café and dining chairs as well as conference, training, dining and occasional tables, lighting, rugs, textiles, high-quality fabrics, felt, leather and related architectural products.
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
During 2018, the Company changed the structure of its internal organization that caused the composition of its reportable segments to change. Prior to the reorganization, the Company had three reportable segments: Office, Studio and Coverings. While the Office reportable segment was previously comprised of the operations of the Office operating segment, the Studio and Coverings reportable segments were each comprised of multiple operating segments that had been previously aggregated. Subsequently, these operating segments that previously comprised the Studio and Coverings reportable segments were reorganized and now represent components of the Lifestyle and Europe Studio operating segments. As a result of this change, the Company retrospectively revised prior period results, by segment, to conform to the current period presentation.
New Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued guidance codified in ASC 842, Leases, which supersedes the guidance in ASC 840, Leases. ASC 842 will be effective for the Company on January 1, 2019, and the Company will adopt the standard using the modified retrospective approach. While the Company continues to evaluate the provisions of ASC 842 to determine how it will be affected, the primary effect of adopting the new standard will be to record assets and obligations for current operating leases. Lessees will classify leases as either finance or operating leases and lessors classify all leases as sales-type, direct financing or operating leases. For operating leases, the consolidated statement of operations presentation and expense recognition is similar to that of operating leases under ASC 840 with single lease cost recognized on a straight-line basis. The Company has no financing leases.
During 2018, the Company made progress on implementing the new standard which included surveying the Company’s businesses, assessing the Company’s portfolio of leases and compiling a central repository of active leases. The Company evaluated key policy elections and considerations under the standard which the Company will utilize to develop an internal policy to address the new standard requirements. Additionally, the Company selected a lease accounting software solution to support the new reporting requirements and started implementation of the software. While the Company continues to assess the impact on its accounting policies, internal control processes and related disclosures required under the new guidance, the Company expects to record lease liabilities of approximately $133 million, with an offsetting increase to right-of-use assets of approximately $120 million for all leases with an initial term of greater than twelve months regardless of their classification. These conclusions may change as the Company continues to evaluate the new standard or if there are any changes in the Company’s lease portfolio.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

In 2018, the FASB issued clarifying guidance to the topic in ASUs No. 2018-10 and No. 2018-11, which clarified certain aspects of the new leases standard and provided an optional transition method. The Company has elected the package of practical expedients and will adopt utilizing the optional transition method defined within ASU 2018-11 upon adoption on January 1, 2019. The Company did not elect the hindsight expedient.
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
In June 2018, the FASB issued ASU 2018-07, Compensation - Stock compensation (Topic 718) which simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Some of the areas for simplification apply only to nonpublic entities. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company does not plan to early adopt this ASU but does not believe there will be a material impact to the financial statements as a result of adopting this ASU.
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
Accounting Standards Adopted
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, also referred to as ASC 606, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This ASU supersedes the revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. The standard is effective for annual reporting periods beginning after December 15, 2017 and interim periods therein. The Company adopted the standard as of January 1, 2018.
The Company adopted ASC 606 for all open contracts as of January 1, 2018 using the modified retrospective transition method, and applied the guidance to report new disclosures surrounding the Company’s recognition of revenue. The adoption of the new standard did not have a material impact on the financial position of the Company, the results of its operations or its cash flows as of and for the year ended December 31, 2018, and the Company’s internal controls over financial reporting. There was no cumulative effect of adopting the standard at the date of initial application in retained earnings. The new standard further requires quantitative and qualitative disclosures about the Company’s contracts with customers which have been included within this Form 10-K.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20). The ASU removes the requirements to disclose: amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year, the amount and timing of plan assets expected to be returned to the employer, related party disclosures about the amount of future annual benefits covered by insurance and annuity contracts and significant transactions between the employer or related parties and the plan, and the effects of a one-percentage-point change in assumed health care cost trend rates. The ASU requires disclosure of the explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The amendments in the update are effective for all entities for fiscal years beginning after December 15, 2020 including interim periods within that fiscal year. Early adoption is permitted and the amendments in this update are required to be applied on a retrospective basis to all periods presented. The Company adopted the update in the fourth quarter of 2018 and there is no material impact to the financial statements as a result of adopting this ASU.
In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715). The new standard requires the service cost component of net periodic benefit cost to be presented in the same income statement line as other employee compensation costs arising from services rendered during the period and the other components of net periodic benefit cost to be presented separately from the income statement lines that include service cost and outside of any subtotal of operating income. The Company adopted the new standard for the period beginning January 1, 2018, resulting in no change in presentation of the service cost component of net periodic benefit cost, which has historically been reported in selling, general and administrative expenses along with other employee compensation costs. The retrospective adoption resulted in the Company reclassifying $9.6 million and $5.8 million in 2017 and 2016, respectively, of the other components of net periodic benefit cost from Selling, general and administrative to Other income, net.
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
On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. Subsequently, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provides guidance regarding situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740) which incorporates the provision of SAB 118 into the accounting standards codification. In 2017 in accordance with SAB 118, the Company made a reasonable estimate of the effects on its existing deferred tax balances and one-time transition tax including the impact of the assertion to repatriate foreign earnings, which was anticipated to change as data became available through the tax return preparation process allowing more accurate scheduling of the deferred tax assets and liabilities primarily related to depreciable assets, inventory, employee compensation and commissions. The measurement period ended in the fourth quarter of 2018 in accordance with SAB 118 standards, and the Company finalized its accounting.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). The new standard will allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (“Tax Act”). The amendments eliminate the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statements users. However, because the amendment only relates to the reclassification of the income tax effects of the Tax Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The guidance is effective for fiscal years beginning after December 15, 2018 with early adoption permitted, including the interim periods within those years. The Company early adopted the standard effective January 1, 2018 and reclassified $4.8 million from accumulated other comprehensive income to retained earnings related to the Company’s pension and other postretirement liabilities.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

NOTE 3. REVENUE

Disaggregation of Revenue
The majority of the Company’s revenue presented as “Sales” in the Consolidated Statements of Operations and Comprehensive Income is the result of contracts with customers for the sale of the Company’s products.
The Company’s sales by product category were as follows (in thousands):

	Twelve Months Ended December 31,
	2018	2017	2016
Office Segment
Office Systems	$435,135	$422,681	$488,751
Seating	128,855	118,454	124,732
Files and Storage	91,537	90,362	85,696
Ancillary	92,372	59,487	38,150
Other	34,121	32,000	31,544
Total Office Segment	$782,020	$722,984	$768,873
Lifestyle Segment
Studio	410,239	300,948	285,885
Coverings	110,013	108,960	109,534
Total Lifestyle Segment	$520,252	$409,908	$395,419
Total Sales	$1,302,272	$1,132,892	$1,164,292
Contract Balances
The Company has contract assets consisting of Customer receivables in the Consolidated Balance Sheets which represent the amount of consideration the Company expects to be entitled to in exchange for the goods or services rendered to its customers.
When the Company receives deposits, the recognition of revenue is deferred and results in the recognition of a contract liability (Customer deposits) presented as a component of Other Current Liabilities in the Consolidated Balance Sheets. Subsequent recognition of revenue and the satisfaction of the contract liability is typically less than one year as the Company’s standard contract is less than one year. As of December 31, 2018 and December 31, 2017, the contract liability related to customer deposits was $37.7 million and $30.5 million, respectively. The Company recognized revenues that were included in the contract liability at the beginning of the current year of $30.5 million. In addition, the Company assumed a contract liability of $1.5 million related to a business combination during the year.

4. ACQUISITIONS
On September 9, 2016, Holly Hunt Enterprises, Inc. (“HOLLY HUNT®”) completed the acquisition of Vladimir Kagan Design Group (“Vladimir Kagan”), known for its elegant, mid-century and contemporary designs. The aggregate purchase price for the acquisition was $8.5 million. The purchase price was funded from borrowings under the Company's revolving credit facility. The Company recorded the acquisition of Vladimir Kagan using the acquisition method of accounting and recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The results of operations of Vladimir Kagan have been included in the Company's Lifestyle segment beginning September 9, 2016.
On December 1, 2016, the Company completed the acquisition of DatesWeiser Furniture Corporation (“DatesWeiser”), a designer and manufacturer of contemporary wood conference and meeting room furniture. The aggregate purchase price for the acquisition was $11.0 million, plus certain contingent payouts of up to $4.0 million in the aggregate based on the future performance of the business. The purchase price was funded from borrowings under the Company's revolving credit facility. The Company recorded the acquisition of DatesWeiser using the acquisition method of accounting and recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The results of operations of DatesWeiser have been included in the Company's Lifestyle segment beginning December 1, 2016.
The results of Vladimir Kagan and DatesWeiser in 2016, as well as pro forma financial information, have not been presented as the financial impact of these acquisitions are not considered material for the year ended December 31, 2016.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

On January 25, 2018, the Company acquired one hundred percent (100%) of the shares of Muuto Holding ApS and MIE4 Holding 5 ApS, which collectively hold all the business operations of Muuto ApS (“Muuto”). Muuto’s affordable luxury products span commercial and residential applications, adding scale and diversity to the Company’s business. The aggregate purchase price for the acquisition was $307.7 million, net of $7.6 million of cash acquired and subject to certain customary adjustments. The Company recorded the acquisition of Muuto using the acquisition method of accounting and recognized the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition. The results of operations of Muuto have been included in the Company’s Lifestyle segment beginning January 25, 2018. The Company funded the acquisition with borrowings from the Amended Credit Agreement as well as cash on hand. See Note 13 for information on the Company’s borrowings. The Company recorded acquisition and certain other costs of $5.1 million within selling, general, and administrative expenses in its Consolidated Statement of Operations and Comprehensive Income, during the twelve months ended December 31, 2018.
The amount of sales and net loss that resulted from the acquisition and attributable to Knoll, Inc. stockholders included in the Consolidated Statements of Operations and Comprehensive Income during the twelve month period ended December 31, 2018 were as follows (in thousands):

Twelve Months Ended December 31, 2018
Sales	$85,575
Net Income (loss) attributable to Knoll, Inc. stockholders	$(1,305)
The following table summarizes the fair values assigned to the assets acquired and liabilities assumed and resulting goodwill as of the January 25, 2018 acquisition date (in thousands):

Amounts Recognized as of Acquisition Date
Cash	$7,605
Customer receivables	8,617
Inventory	11,085
Other current assets	453
Property, plant, and equipment, net	1,266
Intangible assets	135,600
Other non-current assets	296
Total assets acquired	$164,922
Accounts payable	3,418
Other current liabilities	10,591
Deferred income taxes	29,919
Total liabilities assumed	$43,928
Net assets acquired	$120,994

Purchase price	$315,313
Less: Fair value of acquired identifiable assets and liabilities	120,994
Goodwill	$194,319
The excess of the purchase price over the net tangible and intangible assets is recorded to goodwill and primarily reflects the assembled workforce and expected synergies. Goodwill is not deductible for tax purposes.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

The following table summarizes the estimated fair value of Muuto’s identifiable intangible assets and their estimated useful lives (in thousands):

	Fair Value as of January 25, 2018	Estimated Useful Life (in years)
Indefinite-lived intangible assets:
Trade name	$66,000	Indefinite
Finite-lived intangible assets:
Wholesale customer relationships	35,800	15
Contract customer relationships	25,000	9
Copyrights & designs	7,500	7
Non-competition agreements	1,300	3
Total intangible assets	$135,600

Unaudited pro forma information for the Company for the twelve months ended December 31, 2018 and 2017 as if the acquisition had occurred January 1, 2017 is as follows (in thousands):

	Twelve Months Ended December 31,
	2018	2017
Pro forma sales	$1,306,420	$1,203,158
Pro forma net earnings attributable to Knoll, Inc. stockholders	$78,964	$77,892
The unaudited pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of results of operations that would have been achieved had the acquisition taken place on the date indicated, or the future consolidated results of operations of the Company. The pro forma financial information presented above has been derived from the historical consolidated financial statements of the Company and from the historical consolidated financial statements of Muuto.
The pro forma financial information presented above include adjustments for: (1) incremental amortization expense related to fair value adjustments to identifiable intangible assets, (2) incremental interest expense for outstanding borrowings to reflect the terms of the Amended Credit Agreement, (3) nonrecurring items, (4) the tax effect of the above adjustments.
The pro forma information presented for the twelve months ended December 31, 2018 excludes expenses for future payments that are considered compensation for post combination service of $3.2 million, loss on debt extinguishment of $1.4 million, acquisition costs of $1.9 million, and acquisition-related inventory step-up valuation adjustment of $0.9 million, and includes incremental interest expense of $0.1 million and incremental amortization of intangibles of $0.8 million. The income tax impact of these adjustments for the twelve months ended December 31, 2018 was $1.3 million. The pro forma information presented for the twelve months ended December 31, 2017 includes incremental amortization of intangibles of $6.6 million, acquisition costs of $1.9 million, future payments that are considered compensation for post combination service of $3.5 million, incremental amortization of deferred financing fees of $1.2 million, incremental interest expense of $1.7 million, and an acquisition-related inventory step-up valuation adjustment of $0.9 million. The income tax impact of these adjustments for the twelve months ended December 31, 2017 was $4.6 million. The pro forma financial information does not include adjustments for potential future cost savings.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

5. INVENTORIES
Information regarding the Company's inventories is as follows (in thousands):

	December 31,
	2018	2017
Raw materials	$65,185	$58,725
Work-in-process	8,282	6,943
Finished goods	97,082	79,277
	$170,549	$144,945
6. PROPERTY, PLANT, AND EQUIPMENT, NET
Information regarding the Company's property, plant and equipment is as follows (in thousands):

	December 31,
	2018	2017
Land	$11,985	$12,489
Leasehold improvements	59,604	54,995
Buildings	68,852	67,465
Office equipment	19,533	18,193
Software	43,436	40,378
Machinery and equipment	237,194	243,939
Construction-in-progress	52,730	32,481
Property, plant and equipment	493,334	469,940
Accumulated depreciation	(278,381)	(269,310)
Property, plant, and equipment, net	$214,953	$200,630
During 2018, 2017 and 2016, the Company capitalized interest of approximately $0.8 million, $0.8 million and $0.7 million, respectively.
During the fourth quarter of 2017, the Company completed a global design review of the next phases of its enterprise resource planning system implementation. Through this review, the Company identified certain software items that were no longer useful to the future phases of the enterprise resource planning system. As a result, the Company recorded a $16.3 million write-off of capitalized software costs in 2017.
7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Information regarding the Company's other intangible assets are as follows (in thousands):

	December 31, 2018			December 31, 2017
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Indefinite-lived intangible assets:
Tradenames	$285,529	$—	$285,529	$225,600	$—	$225,600
Finite-lived intangible assets:
Customer relationships	78,382	(18,418)	59,964	22,497	(11,575)	10,922
Copyrights & design	6,960	(999)	5,961	—	—	—
Various	13,510	(11,018)	2,492	12,088	(10,029)	2,059
Total	$384,381	$(30,435)	$353,946	$260,185	$(21,604)	$238,581
There were no impairment charges recorded relating to goodwill or indefinite-lived intangible assets during 2018, 2017 or 2016.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

The Company's amortization expense related to finite-lived intangible assets was $8.9 million, $3.3 million, and $3.3 million for the years ended December 31, 2018, 2017, and 2016, respectively. The expected amortization expense based on the finite-lived intangible assets as of December 31, 2018 is as follows (in thousands):

Estimated Amortization
2019	$8,605
2020	8,466
2021	7,960
2022	7,635
2023	7,564
The changes in the carrying amount of goodwill by reportable segment are as follows (in thousands):

	Office Segment	Lifestyle Segment	Total
Balance as of December 31, 2016	$35,701	$105,690	$141,391
Foreign currency translation adjustment	519	—	519
Purchase accounting adjustment	—	203	203
Balance as of December 31, 2017	36,220	105,893	142,113
Foreign currency translation adjustment	(597)	(15,351)	(15,948)
Goodwill acquired	—	194,594	194,594
Balance as of December 31, 2018	$35,623	$285,136	$320,759
8. OTHER CURRENT LIABILITIES
Information regarding the Company's other current liabilities is as follows (in thousands):

	December 31,
	2018	2017
Accrued employee compensation	$40,568	$41,144
Customer deposits	37,716	30,484
Warranty	9,623	9,174
Other	40,938	23,356
Other current liabilities	$128,845	$104,158

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

9. LEASES
The Company has commitments under operating leases for certain machinery and equipment as well as manufacturing, warehousing, showroom and other facilities used in its operations. Some of the leases contain renewal provisions and generally require the Company to pay certain operating expenses, including utilities, insurance and taxes, which are subject to escalation. At times the Company enters into lease agreements which contain a provision for cash abatements related to certain leasehold improvements. These abatements are recognized on a straight-line basis as a reduction to rent expense over the lease term. The unamortized portions as of December 31, 2018 and 2017 were $6.0 million and $5.9 million, respectively. Total rent expense for 2018, 2017, and 2016 was $32.1 million, $28.9 million, and $29.8 million, respectively. Future minimum rental payments required, excluding maintenance and other miscellaneous charges, under those operating leases are as follows (in thousands):

Future Minimum Rental Payments
2019	$26,427
2020	23,805
2021	19,135
2022	17,224
2023	15,063
Subsequent years	38,778
Total minimum lease payments	$140,432
10. PENSION AND OTHER POST-EMPLOYMENT BENEFITS
The Company has two domestic defined benefit pension plans and two plans providing for other post-employment benefits, including medical and life insurance coverage. One of the pension plans and one of the OPEB plans covered eligible U.S. nonunion employees while the other pension plan and OPEB plan covered eligible U.S. union employees. The Company uses a December 31 measurement date for all of these plans.
During 2015, the Company approved amendments, effective December 31, 2015, to both the union and nonunion U.S. defined benefit pension plans. The Company also amended its remaining post-employment medical plan in 2015. The amendments eliminated the accrual of future benefits for all participants in the defined benefit pension plans and closed entry to new retirees into the post-employment medical plan.
During 2018, the Company contributed $7.9 million in discretionary contributions to the union pension plan and did not contribute to the nonunion pension plan. During 2017, the Company did not make any contributions to the union or nonunion pension plans. During 2016, the Company contributed $9.0 million and $43.0 million in discretionary contributions to the union and nonunion pension plans, respectively.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

The following table sets forth a reconciliation of the related benefit obligation and plan assets related to the benefits provided by the Company (in thousands):

	Pension Benefits		Other Benefits
	2018	2017	2018	2017
Change in projected benefit obligation:
Projected benefit obligation at beginning of the period	$295,566	$280,193	$3,806	$5,736
Expected administrative expenses	940	700	—	—
Interest cost	10,160	9,455	120	173
Plan amendments	—	—	—	(1,317)
Participant contributions	—	—	209	206
Actuarial (gain) loss	(26,385)	27,925	(43)	(284)
Benefits paid	(7,095)	(7,617)	(490)	(708)
Benefits paid related to settlement	(29,480)	(11,969)	—	—
Loss (gain) related to settlement	893	(472)	—	—
Administrative expenses paid	(984)	(2,649)	—	—
Projected benefit obligation at end of the period	$243,615	$295,566	$3,602	$3,806
Accumulated benefit obligation at end of the period	$243,615	$295,566	$—	$—
Change in plan assets:
Fair value of plan assets at beginning of the period	$273,895	$263,027	$—	$—
Actual return on plan assets	(10,306)	33,103	—	—
Employer contributions	7,900	—	281	502
Participant contributions	—	—	209	206
Actual expenses paid	(984)	(2,649)	—	—
Benefits paid	(7,095)	(7,617)	(490)	(708)
Benefits paid related to settlement	(29,480)	(11,969)	—	—
Fair value of plan assets at the end of period	$233,930	$273,895	$—	$—
Funded status	$(9,685)	$(21,671)	$(3,602)	$(3,806)

The actuarial loss in 2017 was mainly due to approximately a 50 basis point drop in discount rates used to value the projected benefit obligation. The actuarial gain in 2018 was mainly driven by approximately a 70 basis point increase in the discount rates, which lowered the value of the projected benefit obligation. Additionally, each year the plans experienced other sources of gains and losses due to other changes in assumptions and demographic data. Also during 2018, benefits paid related to settlement increased from 2017 due to settling the liability for certain beneficiaries. Also in 2018, the Company contributed $7.9 million to the union plan ($0 in 2017). No employer contributions were made to the nonunion plan in 2017 or 2018.
Assumptions used in computing the benefit obligation as of December 31, 2018 and 2017 were as follows:

	Pension Benefits		Other Benefits
	2018	2017	2018	2017
Discount rate	4.37% - 4.46%	3.70 - 3.77%	3.30% - 4.32%	2.48 - 3.66%
Expected return on plan assets	4.60% - 7.10%	7.10%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

The following table presents the fair value of the Company's pension plan investments as of December 31, 2018 and 2017 (in thousands):

	Level 1	Level 2	Level 3	Total
Equity Securities
U.S. equity securities	$—	$54,484	$—	$54,484
Non-U.S. equity securities	—	28,036	—	28,036
Debt Securities
Fixed income funds and cash investment funds	121,663	29,747	—	151,410
December 31, 2018	$121,663	$112,267	$—	$233,930

Equity Securities
U.S. equity securities	$—	$75,944	$—	$75,944
Non-U.S. equity securities	—	37,042	—	37,042
Debt Securities
Fixed income funds and cash investment funds	123,867	37,042	—	160,909
December 31, 2017	$123,867	$150,028	$—	$273,895
See Note 2 of the consolidated financial statements for the description of the levels of the fair value hierarchy.
The following table sets forth the consolidated balance sheets presentation for components relating to the Company's pension and OPEB plans (in thousands):

	Pension Benefits (2)		Other Benefits (2)
	2018	2017	2018	2017
Amounts recognized in the consolidated balance sheets consist of:
Noncurrent assets	$4,245	$—	$—	$—
Current liabilities	—	—	(301)	(231)
Noncurrent liabilities	(13,930)	(21,671)	(3,301)	(3,575)
Net amount recognized	$(9,685)	$(21,671)	$(3,602)	$(3,806)
Amounts recognized in accumulated other comprehensive income (loss) before taxes:
Net actuarial loss	$55,923	$60,256	$1,043	$1,015
Prior service (credit)	—	—	(2,580)	(3,310)
Net amount recognized	$55,923	$60,256	$(1,537)	$(2,295)
At December 31, 2018, the union pension plan had a fair value of plan assets of $50.6 million and both a projected benefit obligation (PBO) and accumulated benefit obligation (ABO) of $46.4 million, leading to an excess of the fair value of plan assets over the PBO/ABO of $4.2 million. Also at December 31, 2018, the nonunion pension plan had both a PBO and ABO of $197.2 million a fair value of plan assets of $183.3 million, leading to an excess of PBO/ABO over the fair value of plan assets of $13.9 million.
The following table sets forth changes in the benefit obligation before income taxes recognized in other comprehensive income for the Company's pension and OPEB plans (in thousands):

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

	Pension Benefits		Other Benefits
	2018	2017	2018	2017
Net actuarial loss (gain)	$2,390	$12,794	$(43)	$(227)
Prior service (credit)	—	—	—	(1,400)
Amortization of:
Prior service credit	—	—	730	1,485
Actuarial (loss) gain	(988)	(704)	71	(3)
Loss recognized related to settlement	(5,735)	(2,162)	—	—
Total recognized in OCI	$(4,333)	$9,928	$758	$(145)
The following table sets forth the components of the net periodic benefit cost (income) for the Company's pension and OPEB plans (in thousands):

	Pension Benefits			Other Benefits
	2018	2017	2016	2018	2017	2016
Expected administrative expenses	$940	$700	$1,870	$—	$—	$—
Interest cost	10,160	9,455	9,662	120	173	196
Expected return on plan assets	(17,574)	(18,444)	(14,782)	—	—	—
Amortization of prior service cost (credit)	—	—	—	(730)	(1,485)	(1,120)
Recognized actuarial loss (gain)	988	704	492	(71)	3	(248)
Settlement related expense (1)	5,735	2,162	—	—	—	—
Net periodic benefit cost (income)	$249	$(5,423)	$(2,758)	$(681)	$(1,309)	$(1,172)
_______________________________________________________________________________
(1) The pension settlement charge for 2018 related to the purchase of annuities for certain plan retirees as well as cash payments for lump sum elections. The pension settlement charge for 2017 related to lump sum elections made by employees affected by the restructuring activities in the second quarter of 2017.
Assumptions used to determine net periodic benefit cost for the years ended December 31, 2018, 2017, and 2016 were as follows:

	Pension Benefits			Other Benefits
	2018	2017	2016	2018	2017	2016
Discount rate	3.70 - 3.77%	3.80 - 4.25%	4.55 - 4.65%	2.48 - 3.66%	2.35 - 4.20%	2.30 - 4.51%
Expected return on plan assets	7.10%	7.10%	7.10%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
The expected long-term rate of return on assets is based on management's expectations of long-term average rates of return to be earned on the investment portfolio. In establishing this assumption, management considers historical and expected returns for the asset classes in which the plan assets are invested.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

For purposes of measuring the benefit obligation associated with the Company's OPEB plans as of December 31, 2018, as well as the assumed rate for 2018 the following rates were assumed to affect the per capita costs of the following covered benefits:

	Benefit obligation		Net periodic benefit cost
	2018	2027 and thereafter	2018	2025 and thereafter
Healthcare	6.50%	4.50%	5.60% - 7.20%	4.50%
Prescription drug	9.00%	4.50%	10.10%	4.50%

The Company's pension plans' weighted-average asset allocations as of December 31, 2018 and 2017, by asset category were as follows:

	Plan Assets at December 31,
	2018	2017
Asset Category:
Temporary investment funds	3%	1%
Equity investment funds	35%	41%
Fixed income funds	62%	58%
Total	100%	100%
The Company's pension plans' investment policy includes an asset mix based on the Company's risk posture. The investment policy follows a glide path approach that shifts a higher portfolio weighting to fixed income as the funded status increases. The investment policy states a target allocation based on the plans’ funded status of approximately 35% equity funds and 65% fixed income funds. Inclusion of the fixed income assets is to hedge risk associated with the plans’ liabilities along with providing potential growth through income. These assets should primarily invest in fixed income instruments of the U.S. Treasury and government agencies and investment-grade corporate bonds. The equity fund investments can consist of broadly diversified domestic equity, international equity, fixed income (return seeking), alternative investments, commodities, and real estate assets. The purpose of these assets is to provide the opportunity for capital appreciation, income, and the ability to diversify investments. A mix of mutual funds, ETF’s, and separate accounts are used as the plans' investment vehicles with clearly stated investment objectives and guidelines, as well as offer competitive long-term results.
The Company expects to contribute $0.3 million to its OPEB plans in 2019. Currently, no contributions are expected in 2019 for the Company's pension plans. Estimated future benefit payments under the pension and OPEB plans are as follows (in thousands):

	Pension Benefits	Other Benefits
2019	$16,919	$301
2020	17,246	254
2021	17,330	263
2022	17,366	262
2023	17,031	263
2024 - 2027	79,360	1,235
The Company also sponsors 401K retirement savings plans for all U.S. associates. Under the 401K retirement savings plans, participants may defer a portion of their earnings up to the annual contribution limits established by the Internal Revenue Service. The Company's total expense under the 401K plans for U.S. employees was $3.9 million for 2018, $5.5 million for 2017 and $9.8 million for 2016. Employees of the Canadian, Belgium, Denmark and United Kingdom operations also participate in defined contribution pension plans sponsored by the Company. The Company's expense related to these plans for 2018, 2017, and 2016 was $1.7 million, $1.0 million, and $1.0 million, respectively.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

11. FAIR VALUE OF FINANCIAL INSTRUMENTS
Financial Instruments
The fair values of the Company’s cash and cash equivalents, classified as Level 1 within the fair value hierarchy, approximate carrying value due to their short maturities.
The fair value of the Company’s long-term debt, classified as Level 2 within the fair value hierarchy, approximates its carrying value, as it is variable rate debt and the terms are comparable to market terms as of the balance sheet dates.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table represents the assets and liabilities, measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Fair Value as of December 31, 2018				Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap	$—	$1,689	$—	$1,689	$—	$—	$—	$—
Contingent purchase price payment - DatesWeiser	—	—	750	750	—	—	1,100	1,100
Interest Rate Swap
The Company’s interest rate swap is with a counter-party with a credit rating of A- according to S&P and Fitch. The fair value of the interest rate swap agreement is based on observable prices as quoted for receiving the variable one month London Interbank Offered Rates (LIBOR) and paying fixed interest rates and therefore were classified as Level 2 within the fair value hierarchy.
Contingent Purchase Price Payment
Pursuant to the agreement governing the acquisition of DatesWeiser, the Company may be required to make annual contingent purchase price payments. The payouts are based upon DatesWeiser reaching an annual net sales target, for each year through 2020. The Company classifies this as a Level 3 measurement and is required to remeasure this liability at fair value on a recurring basis. The fair value of such contingent purchase price payments, totaling $1.1 million, was determined at the time of acquisition based upon net sales projections for DatesWeiser through 2020 and a discount rate of 10%. Excluding the initial recognition of the liability for the contingent purchase price payments and payments made to reduce the liability, any changes in the fair value will be included within selling, general and administrative expenses. During 2018, the Company remeasured the fair value of the liability and recorded a $0.4 million reduction in fair value due to DatesWeiser not meeting the net sales target for 2018. The maximum amount of possible future contingent payments under the agreement as of December 31, 2018 is $4.0 million.
There were no additional assets and/or liabilities recorded at fair value on a recurring basis as of December 31, 2018 or 2017.
Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
There were no assets and/or liabilities remeasured to fair value on a nonrecurring basis as of December 31, 2018 or 2017 and for the years then ended.
12. DERIVATIVE INSTRUMENTS
The Company is exposed to interest rate risks related to its business operations. To reduce the interest rate risk the Company uses an interest rate swap contract. The Company does not use derivatives for speculative trading purposes.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

Cash flow hedge
To offset the variability of cash flows in interest payments associated with a portion of the Company’s variable rate debt, the Company entered into an interest rate swap contract in January 2018 which is designated as a cash flow hedge. The interest rate swap hedges one month LIBOR which effectively converts a portion of the variable-rate debt to a fixed interest rate. The interest rate swap effective date is December 31, 2018 and the maturity date is January 23, 2023. As of December 31, 2018, the Company’s interest rate swap agreement, which hedges certain long-term debt obligations, has an initial notional amount of $300.0 million, which decreases over time by $50 million increments as follows:

Period	Notional amount outstanding
Through December 2019	$300 million
January 2020 - December 2020	$250 million
January 2021 - December 2021	$200 million
January 2022 - December 2022	$150 million
January 2023	$100 million
The swap contract has a fixed rate of 2.63%. The following table illustrates the location and fair value of the Company’s interest rate swap at December 31, 2018 and December 31, 2017 (in thousands):

	Derivatives
	December 31, 2018		December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap	Other current liabilities	$255	n/a	$0
Interest rate swap	Other noncurrent liabilities	1,434	n/a	—
Total derivatives designated as hedging instruments		$1,689		$0
The interest rate swap is included at its estimated fair value as an asset or a liability in the Consolidated Balance Sheet based on a discounted cash flow model using applicable market swap rates and certain assumptions. The fair value of the swap recorded in Accumulated Other Comprehensive Income (Loss) may be recognized in the Consolidated Statement of Operations if certain terms of the agreement change, are modified or if the loan is extinguished. The Company had no ineffectiveness related to its swap agreement as of December 31, 2018. The Company expects to reclassify in the next twelve months a loss of approximately $0.3 million from accumulated other comprehensive income (loss) into earnings, as a component of interest expense, related to the Company's interest rate swap based on the borrowing rates at December 31, 2018.
13. INDEBTEDNESS
The Company's long-term debt is summarized as follows (in thousands):

	December 31,
	2018	2017
Balance of revolving credit facility	$134,500	$27,000
Balance of term loan	330,802	165,000
Total long-term debt	465,302	192,000
Less: Current maturities of long-term debt	17,185	10,000
Less: Deferred financing fees, net	4,219	952
Long-term debt	$443,898	$181,048
At December 31, 2018 and 2017, the Company's weighted-average interest rates were approximately 3.6% and 2.4%, respectively.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

Credit Facilities
The following revolving credit facilities were in place at December 31, 2018 and 2017 (in thousands):

December 31, 2018					December 31, 2017
Expiration Date	Capacity	Borrowed	Letter of Credit	Unused capacity	Expiration Date	Capacity	Borrowed	Letter of Credit	Unused capacity
Jan 2023	$400,000	$134,500	$5,167	$260,333	May 2019	$300,000	$27,000	$5,367	$267,633
At December 31, 2018, borrowings under the revolving credit facility include $2.5 million at a base rate of 6.25% and $132.0 million at a weighted average LIBOR rate of 4.25%. At December 31, 2017, borrowings under the revolving credit facility accrued interest at 2.62%. At December 31, 2018 and 2017 the letters of credit issued under the revolving credit facility incurred interest at 1.75% and 1.25%, respectively.
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
Interest on the revolving credit and term loans will accrue, at the Company’s election, at (i) the Eurocurrency Rate (as defined in the Amended Credit Agreement), plus additional percentage points based on the Company’s leverage ratio or (ii) the Base Rate (a rate based on the higher of (a) the prime rate announced from time-to-time by Bank of America, N.A., (b) the Federal Reserve System’s federal funds rate, plus .50% or (c) the Eurocurrency Rate, plus 1.00%; Base Rate is defined in detail in the Amended Credit Agreement), plus additional percentage points based on the Company’s leverage ratio. At December 31, 2018 the U.S. term loan and multicurrency term loan incurred interest at 4.27% and 1.75%, respectively. At December 31, 2017 the U.S. term loan incurred interest at 2.82%. The Eurocurrency rates used for the U.S. dollar-denominated term loan and the Euro-denominated term loan are one month LIBOR and one month Euribor, respectively.
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

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

foreign borrowers under the Amended Credit Agreement and pledged certain of their assets as security for their obligations under such guarantee.
The aggregate maturities of long-term debt are as follows (in thousands):

Future minimum debt payments
2019	$17,185
2020	17,184
2021	17,184
2022	17,184
2023	396,565
Thereafter	—
Total	$465,302
Deferred Financing Fees
Deferred financing fees, net of accumulated amortization, totaled $4.2 million and $1.0 million as of December 31, 2018 and 2017, respectively. Amortization expense related to the deferred financing fees, included in interest expense, was $1.1 million for the year ended December 31, 2018, and $0.7 million for each of the years ended December 31, 2017 and 2016. In conjunction with terminating the Company's Existing Credit Agreement, $0.4 million in unamortized debt issuance costs and $1.0 million of third party fees related to debt extinguishment were written-off as a loss on extinguishment of debt, recorded as a component of interest expense on the accompanying statements of operations and comprehensive income for the year ended December 31, 2018.
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
Collective Bargaining
At December 31, 2018, the Company employed a total of 3,541 people. Approximately 8.2% of the total number of employees are represented by unions globally. The Grand Rapids, Michigan Plant is the only unionized plant within North America and has an agreement with the Carpenters Union, Local 1615, of the United Brotherhood of Carpenters and Joiners of America, Affiliate of the Carpenters Industrial Council, covering approximately 187 hourly employees or 5.3% of the labor force. The Collective Bargaining Agreement expires April 26, 2022. Approximately 104 workers in Italy, or 2.9% of the labor force, are also represented by state-sponsored unions. The union contracts under which these Italian workers are represented expired in December 2018. The contract is under negotiation and expected to be finalized in 2019.
Warranty
The Company provides for estimated product warranty expenses, which are included in other current liabilities, when related products are sold. Because warranty estimates are forecasts that are based on the best available information, primarily historical claims experience, future warranty claims may differ from the amounts provided.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

Changes in the warranty reserve are as follows (in thousands):

	2018	2017	2016
Balance, beginning of the year	$9,174	$8,906	$8,513
Provision for warranty claims	7,726	7,099	6,792
Warranty claims incurred	(7,898)	(6,735)	(6,272)
Warranties acquired through business acquisition	611	—	—
Foreign currency translation adjustment	10	(96)	(127)
Balance, end of the year	$9,623	$9,174	$8,906
15. STOCK PLANS
As of December 31, 2018, the Company sponsors three stock incentive plans under which awards denominated or payable in shares, units or options to purchase shares of Knoll common stock may be granted to officers, certain other employees, directors and consultants of the Company. The following table summarizes the Company approved plans, the number of shares authorized to be issued and the number of shares available to be issued as of December 31, 2018:

	Authorized for issue	Available for issue
2010 Stock Incentive Plan	2,000,000	56,959
2013 Stock Incentive Plan	2,000,000	513,399
2018 Stock Incentive Plan	2,000,000	2,000,000
Total available for issuance		2,570,358
The Compensation Committee of the Company's Board of Directors, has sole discretion concerning administration of the plans including selection of individuals to receive awards, types of awards, the terms and conditions of the awards and the time at which awards will be granted.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

Restricted Shares and Restricted Stock Units
The Company awards restricted shares and restricted stock units to employees, as well as non-employee directors, under various plans. The restrictions on these awards generally lapse between three and four years from the date of the awards. The Company records expense for restricted shares and restricted stock units awards in an amount equal to the fair market value of the underlying awards on the grant date of the award, over the period the awards lapse. The following table shows the details for each of the 2016, 2017 and 2018 restricted shares and restricted stock units grants:

Grant Date	Number of restricted shares and restricted stock units	Weighted-Average Grant Date Fair Value	Vesting	Vesting Period
2016 grants	283,000	$18.69	Cliff - Subject to service conditions	Three Years
	30,632	$18.28	Graded - Subject to service conditions	Three Years
	163,509	$18.81	Cliff - Subject to service and performance conditions	Three Years
	109,000	$12.03	Cliff - Subject to service and market conditions	Three Years
Total 2016 grants	586,141

2017 grants	277,250	$22.80	Cliff - Subject to service conditions	Three - Four Years
	24,488	$22.87	Graded - Subject to service conditions	Three Years
	147,938	$22.77	Cliff - Subject to service and performance conditions	Three Years
	98,625	$10.63	Cliff - Subject to service and market conditions	Three Years
Total 2017 grants	548,301

2018 grants	223,988	$21.21	Cliff - Subject to service conditions	Three Years
	37,788	$19.89	Graded - Subject to service conditions	Two Years
	150,009	$21.20	Cliff - Subject to service and performance conditions	Three Years
	100,000	$13.87	Cliff - Subject to service and market conditions	Three Years
Total 2018 grants	511,785
The following table summarizes the Company's restricted shares activity during the year:

	Restricted Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2017	841,610	$20.41
Granted	261,776	21.02
Forfeited	(20,940)	22.01
Vested	(357,194)	19.62
Outstanding at December 31, 2018	725,252	$21.03
The fair value of restricted shares that vested during 2018, 2017 and 2016 was $7.4 million , $9.5 million, $4.9 million, respectively.
The Company estimated the fair value of the restricted stock units with market-based vesting conditions using the monte-carlo valuation model. In determining these values, the following weighted-average assumptions were used for the stock units granted during the fiscal years indicated:

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

	2018	2017	2016
Weighted-average fair value on grant date	$13.87	$10.63	$12.03
Assumptions used to compute fair value :
Volatility	27.3%	27.2%	27.3%
Risk free interest rate	2.3%	1.6%	0.7%
Expected term	3 years	3 years	2.6 years
Expected dividend yield	2.8%	2.6%	2.3%
The following table summarizes the Company's restricted stock units activity during the year:

	Restricted Stock Units - Service Based	Weighted-Average Grant Date Fair Value	Restricted Stock Units - Performance Based	Weighted-Average Grant Date Fair Value	Restricted Stock Units - Market Based	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2017	15,000	$14.04	327,486	$20.44	236,708	$12.46
Granted	—	—	150,009	21.20	100,000	13.87
Forfeited	—	—	(16,270)	20.05	(10,845)	11.84
Vested	(15,000)	14.04	(55,921)	21.21	(503)	11.80
Expired	—	—	—	—	(55,163)	14.88
Outstanding at December 31, 2018	—	$—	405,304	$20.92	270,197	$12.46
Fair value of restricted stock units that vested during 2018, 2017 and 2016 was $1.4 million, $9.9 million, and $0.0 million, respectively.
Stock Options
A summary of the status of the Company's options as of December 31, 2018 and 2017, and changes during the year ended December 31, 2018, is presented below.

	Number of Options	Weighted- Average Grant-Date (Per Share)	Weighted- Average Exercise Price (per Share)	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	—	$—	$—
Granted	20,000	4.01	22.59
Outstanding at December 31, 2018	20,000	$4.01	$22.59	4.6	$—
Exercisable at December 31, 2018	—	$—	$—	0	$—
The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the KNL market price, less the strike price, as of the end of the period presented, which would have been received by the option holders had all option holders exercised in-the-money options as of that date. Total intrinsic value of options exercised in 2018, 2017 and 2016 was $0.0 million, $0.2 million and $1.6 million, respectively. No options were exercised during fiscal 2018. Options granted in 2018, 2017 and 2016 had a weighted-average grant-date fair value of $0.1 million, $0.0 million and $0.0 million, respectively. There were no options which vested in 2018 and the total fair value of options vested during 2017 and 2016 were less than $0.1 million, respectively.
Total Awards
Compensation costs related to stock-based compensation for the years ended December 31, 2018, 2017, and 2016 totaled $9.2 million pre-tax ($6.9 million after-tax), $9.6 million pre-tax ($6.1 million after-tax) and $10.5 million pre-tax ($6.8 million after-tax) respectively, and are included within selling, general, and administrative expenses.
At December 31, 2018, the total compensation cost related to non-vested awards not yet recognized equaled $11.8 million for restricted share awards and restricted stock units, with less than $0.1 million costs related to non-vested stock options. The weighted-average remaining period over which the cost is to be recognized is 1.5 years.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

16. STOCKHOLDERS' EQUITY
Preferred Stock
The Company's Certificate of Incorporation authorizes the issuance of 10,000,000 shares of preferred stock with a par value of $1.00 per share. Subject to applicable laws, the Board of Directors is authorized to provide for the issuance of preferred shares in one or more series, for such consideration and with designations, powers, preferences and relative, participating, optional or other special rights and the qualifications, limitations or restrictions thereof, as shall be determined by the Board of Directors. There was no preferred stock outstanding as of December 31, 2018, 2017 or 2016.
Common Stock
The following table demonstrates the change in the number of shares of common stock outstanding during the years ended December 2018, 2017, and 2016 (excludes non-voting restricted shares).

Shares outstanding as of December 31, 2015	47,828,079
Purchase of common stock	(123,577)
Shares issued under stock incentive plan, net of awards surrendered to pay applicable taxes	192,050
Exercise of stock options	202,500
Shares issued to Board of Directors in lieu of cash	3,276
Shares outstanding as of December 31, 2016	48,102,328
Purchase of common stock	(17,445)
Shares issued under stock incentive plan, net of awards surrendered to pay applicable taxes	385,037
Exercise of stock options	22,500
Shares issued to Board of Directors in lieu of cash	5,522
Shares outstanding as of December 31, 2017	48,497,942
Shares issued under stock incentive plan, net of awards surrendered to pay applicable taxes	204,855
Shares issued to Board of Directors in lieu of cash	3,129
Shares outstanding as of December 31, 2018	48,705,926
Treasury Stock
As of December 31, 2018 and 2017, the Company held 16,347,713 and 16,120,462 treasury shares, respectively. The Company records repurchases of its common stock for treasury at cost.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	Beginning Balance	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	ASU 2018-02	Ending Balance
December 31, 2016
Pension and other post-employment liability adjustment	$(22,832)	$(10,785)	$4,212	$(6,573)	$—	$(29,405)
Foreign currency translation adjustment	(14,486)	488	—	488	—	(13,998)
Accumulated other comprehensive income (loss)	$(37,318)	$(10,297)	$4,212	$(6,085)	$—	$(43,403)
December 31, 2017
Pension and other post-employment liability adjustment	$(29,405)	$(9,783)	$1,025	$(8,758)	$—	$(38,163)
Foreign currency translation adjustment	(13,998)	8,387	—	8,387	—	(5,611)
Accumulated other comprehensive income (loss)	$(43,403)	$(1,396)	$1,025	$(371)	$—	$(43,774)
December 31, 2018
Pension and other post-employment liability adjustment	$(38,163)	$3,575	$(930)	$2,645	$(4,761)	$(40,279)
Interest rate swap derivative	—	(1,689)	439	(1,250)	—	(1,250)
Foreign currency translation adjustment	(5,611)	(13,140)	—	(13,140)	—	(18,751)
Foreign currency translation adjustment on long-term intercompany notes	—	(8,114)	—	(8,114)	—	(8,114)
Accumulated other comprehensive income (loss)	$(43,774)	$(19,368)	$(491)	$(19,859)	$(4,761)	$(68,394)
The following reclassifications were made from accumulated other comprehensive income (loss) to the statements of operations (in thousands):

	December 31,
	2018	2017	2016
Amortization of pension and other post-employment liability adjustments
Prior service credits (1)	$730	$1,485	$1,120
Actuarial losses (1)	(917)	(707)	(244)
Loss recognized during settlement	(5,735)	(2,162)	—
Total before tax	(5,922)	(1,384)	876
Tax (benefit) expense	(1,502)	(548)	312
Net of tax	$(4,420)	$(836)	$564
(1) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension costs. See Note 10 for additional information.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

17. EARNINGS PER SHARE
Basic earnings per share excludes the dilutive effect of common shares that could potentially be issued due to the exercise of stock options and vesting of unvested restricted stock and restricted stock units, and is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. At December 31, 2018, 2017 and 2016, the Company had outstanding stock options, restricted stock, and restricted stock units, which could potentially dilute basic earnings per share in the future. The following table sets forth the reconciliation from basic to dilutive average common shares (in thousands):

	Years ended December 31,
	2018	2017	2016
Numerator:
Net earnings attributable to Knoll, Inc. stockholders	$73,248	$80,163	$82,084

Denominator:
Denominator for basic earnings per shares - weighted-average shares	48,657	48,423	48,093
Effect of dilutive securities:
Potentially dilutive shares resulting from stock plans	561	737	826
Denominator for diluted earnings per share - weighted-average shares	49,218	49,160	48,919
Antidilutive equity awards not included in weighted-average common shares—diluted	20	—	—

Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$1.51	$1.66	$1.71
Diluted	$1.49	$1.63	$1.68

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

18. INCOME TAXES
Income before income tax expense consists of the following (in thousands):

	2018	2017	2016
U.S. operations	$67,240	$62,609	$107,803
Foreign operations	30,911	15,983	19,735
Total	$98,151	$78,592	$127,538
Income tax expense (benefit) is comprised of the following (in thousands):

	2018	2017	2016
Current:
Federal	$4,276	$11,712	$11,980
State	2,101	2,404	2,840
Foreign	13,673	3,918	4,588
Total current	20,050	18,034	19,408
Deferred:
Federal	6,297	(20,595)	23,814
State	908	2,541	2,347
Foreign	(2,359)	(1,580)	(145)
Total deferred	4,846	(19,634)	26,016
Income tax expense (benefit)	$24,896	$(1,600)	$45,424
The following table sets forth the tax effects of temporary differences that give rise to the deferred tax assets and liabilities (in thousands):

	December 31, 2018	December 31, 2017
Deferred tax assets
Accounts receivable, principally due to allowance for doubtful accounts	$(32)	$858
Inventories	5,939	5,939
Net operating loss carryforwards	6,898	7,460
Accrued pension	2,121	5,591
Stock-based compensation	3,722	2,972
Compensation-related accruals	696	3,063
Warranty	2,055	1,779
Obligation for post-employment benefits other than pension	935	1,312
Accrued liabilities and other items	8,350	3,886
Gross deferred tax assets	30,684	32,860
Valuation allowance	(4,789)	(4,789)
Net deferred tax assets	25,895	28,071
Deferred tax liabilities:
Intangibles	(85,553)	(58,701)
Plant and equipment	(26,839)	(24,041)
Gross deferred tax liabilities	(112,392)	(82,742)
Net deferred tax liabilities	$(86,497)	$(54,671)
Income taxes paid, net of refunds received, by the Company during 2018, 2017, and 2016, totaled $9.6 million, $22.4 million, and $27.4 million, respectively.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

As of December 31, 2018, the Company had net operating loss carryforwards totaling approximately $26.5 million in the United Kingdom, Germany and Brazil. The net operating loss carryforwards may be carried forward indefinitely. The Company regularly evaluates positive and negative evidence as it relates to realizability of deferred tax assets in each jurisdiction. As a result of this analysis, the Company determined that the valuation allowance related to United Kingdom net operating losses should be reversed during 2017 as a history of positive earnings and anticipated future earnings supports the realization of the deferred tax asset. The result of this reversal was an income tax benefit of $2.6 million. The Company still provides a valuation allowance against Germany and Brazil net foreign deferred tax assets (principally the net operating loss carryforwards) due to the uncertainty that they can be realized.
The following table sets forth a reconciliation of the statutory federal income tax rate to the effective income tax rate:

	2018	2017	2016
Federal statutory tax rate	21.0%	35.0%	35.0%
Increase (decrease) in the tax rate resulting from:
State taxes, net of federal effect	2.4%	5.2%	3.3%
Effect of tax rates of other countries	0.5%	(1.8)%	(1.4)%
Section 199 deduction	—%	(0.7)%	(0.8)%
Change in contingency reserve	—%	—%	(0.2)%
Limitation on deduction of officer’s compensation	0.4%	1.3%	0.6%
Tax Act	(3.2)%	(33.9)%	—%
Valuation allowance release	—%	(3.3)%	—%
Other	4.3%	(3.8)%	(0.9)%
Effective tax rate	25.4%	(2.0)%	35.6%
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
The SEC staff issued SAB 118 which allowed the Company to record provisional amounts during a one year measurement period. At December 31, 2017 the Company had not completed the accounting for the tax effects of enactment of the Tax Act; however, as described below the Company made a reasonable estimate of the effects on existing deferred tax balances and the one-time transition tax. The Company recorded an estimated benefit as a result of the new legislation of $26.6 million in the fourth quarter of 2017. The revaluation of deferred tax assets and liabilities at the lower corporate rate of 21% resulted in a benefit of $28.3 million, offset by a one-time transition tax on unrepatriated accumulated foreign earnings of $0.2 million and a withholding tax on distribution of those earnings in the amount of $1.5 million. In accordance with SAB 118, the Company finalized the calculations in 2018 and recorded an additional tax benefit of $1.7 million related to the rate differential on the deferred provision to return. As of December 31, 2018, the accounting for the income tax effects of the Tax Act have been completed and recorded in the Company’s financial statements and no further provisional measurement period adjustments will be made.
As of December 31, 2018, to the extent the Company’s earnings attributable to its foreign subsidiaries are not considered permanently reinvested, a deferred tax liability for the tax consequences of remitting the accumulated earnings has been provided in the financial statements. As of December 31, 2017, the Company provisionally recorded a liability for unremitted earnings. This provisional amount was recorded under SAB 118 and reflected withholding taxes of approximately $1.5 million. Upon further examination in the measurement period provided for in SAB 118, the Company has determined that the previously taxed unremitted earnings can be brought back tax-free. As such, the Company has reversed the deferred tax liability as of December 31, 2018 as a SAB 118 adjustment. With respect to all other non-US foreign subsidiaries, the earnings are considered to be permanently reinvested and therefore a liability has not been provided with respect to those earnings.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

The following table summarizes the activity related to the Company's unrecognized tax benefits during 2018, 2017, and 2016 (in thousands):

	2018	2017	2016
Balance, beginning of the year	$875	$875	$4,407
Additions for tax position related to the current year	125	125	125
Additions for tax position related to the prior year	—	—	56
Decreases for tax position related to the prior year	—	—	(250)
Prior year reductions:
Lapse of statute of limitations	(125)	(125)	(125)
Settlements	—	—	(3,338)
Balance, end of the year	$875	$875	$875
All of the unrecognized tax benefits as of December 31, 2018, if recognized, would affect the Company's effective tax rate. During 2018 and 2017, the Company recognized no interest and penalties, and in 2016 the Company recognized $0.1 million of interest and penalties. The Company has paid all accrued interest and penalties recognized prior to December 31, 2018, therefore the Company has no accruals for the payment of interest and penalties as of December 31, 2018 and 2017.
As of December 31, 2018, the Company is subject to U.S. Federal Income Tax examination for the tax years 2015 through 2018, and to non-U.S. income tax examination for the tax years 2011 to 2018. In addition, the Company is subject to state and local income tax examinations for the tax years 2014 through 2018.
19. OTHER INCOME, NET
The components of other income, net are as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Foreign exchange losses (gains)	$(1,965)	$1,781	$3,725
Net periodic benefit income	(7,107)	(9,594)	(5,800)
Other, net	(532)	113	(360)
Other income, net	$(9,604)	$(7,700)	$(2,435)

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

20. QUARTERLY RESULTS (UNAUDITED)
The following tables contain selected unaudited Consolidated Statements of Operations and Comprehensive Income data for each quarter for the years ended December 31, 2018 and 2017. The operating results for any quarter are not necessarily indicative of results for any future period. The quarterly results are as follows (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2018
Sales	$296,559	$323,351	$327,737	$354,625	$1,302,272
Gross profit	107,711	119,287	122,794	131,732	481,524
Net earnings	15,267	13,123	20,323	24,542	73,255	(1) (2) (3) (6)
Net earnings attributable to Knoll, Inc. stockholders	15,259	13,124	20,323	24,542	73,248	(1) (2) (3) (6)
Earnings per share—Basic	$0.31	$0.27	$0.42	$0.50	$1.51	(1) (2) (3) (6)
Earnings per share—Diluted	$0.31	$0.27	$0.41	$0.50	$1.49	(1) (2) (3) (6)

2017
Sales	$256,820	$268,694	$291,256	$316,122	$1,132,892
Gross profit	95,674	99,958	106,610	112,337	414,579	—
Net earnings	15,396	12,960	19,161	32,679	80,192	(4) (5) (6)
Net earnings attributable to Knoll, Inc. stockholders	15,404	12,938	19,132	32,693	80,163	(4) (5) (6)
Earnings per share—Basic	$0.32	$0.27	$0.39	$0.67	$1.66	(4) (5) (6)
Earnings per share—Diluted	$0.31	$0.26	$0.39	$0.67	$1.63	(4) (5) (6)
_______________________________________________________________________________
(1) During the second, third and fourth quarters of 2018, the Company recorded pension settlement charges of $4.6 million, $0.6 million and $0.5 million, respectively.
(2) During the first, second, third and fourth quarters of 2018, the Company recorded restructuring charges of $0.5 million, $0.8 million, $1.2 million and $0.1 million, respectively within the Office segment related to an organizational realignment that will result in greater operating efficiency and control.
(3) During the first, second, third and fourth quarters of 2018, the Company recorded acquisition costs of $1.0 million, $0.5 million, $0.2 million and $0.2 million, respectively related to the acquisition of Muuto.
(4) During the fourth quarter of 2017, the Company recorded pension settlement charges of $2.2 million and a $16.3 million write-off of property, plant, and equipment.
(5) During the second quarter of 2017, Knoll recorded restructuring charges of $2.2 million related to headcount rationalization and modernization of equipment in the Office Segment.
(6) The fourth quarters of 2017 and 2018 results include the impact of the Tax Cuts and Jobs Act and SAB 118 of $26.6 million and $1.7 million, respectively.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

21. SEGMENT AND GEOGRAPHIC REGION INFORMATION
The tables below present the Company’s segment information (in thousands):

	2018	2017	2016
SALES
Office	$782,020	$722,984	$768,873
Lifestyle	520,252	409,908	395,419
Corporate	—	—	—
Knoll, Inc.	$1,302,272	$1,132,892	$1,164,292
INTERSEGMENT SALES (1)
Office	$1,644	$1,331	$1,877
Lifestyle	10,769	10,941	14,138
Corporate	—	—	—
Knoll, Inc.	$12,413	$12,272	$16,015
DEPRECIATION AND AMORTIZATION (2)
Office	$19,760	$18,334	$14,967
Lifestyle	14,046	6,828	5,565
Corporate	595	887	653
Knoll, Inc.	$34,401	$26,049	$21,185
OPERATING PROFIT
Office(3)	$50,382	$28,233	$72,134
Lifestyle (4)	89,097	76,406	80,597
Corporate (4)	(24,286)	(24,102)	(22,223)
Knoll, Inc.(5)	$115,193	$80,537	$130,508
CAPITAL EXPENDITURES
Office	$31,978	$32,515	$34,065
Lifestyle	8,982	6,700	7,149
Corporate	879	462	1,481
Knoll, Inc.	$41,839	$39,677	$42,695
_______________________________________________________________________________
(1) Intersegment sales are presented on a cost-plus basis which takes into consideration the effect of transfer prices between legal entities.
(2) Excludes amortization of deferred financing fees.
(3) Within the Office segment, Knoll recorded a $16.3 million write-off of property, plant, and equipment during 2017; a $5.7 million and $2.2 million pension settlement charge during 2018 and 2017, respectively; and a $2.6 million and $2.2 million restructuring charge during 2018 and 2017, respectively.
(4) Knoll recorded acquisition costs of $0.6 million and $1.3 million related to the acquisition of Muuto within the Lifestyle segment and Corporate, respectively, during 2018.
(5) The Company does not allocate interest expense or other (income) expense, net to the reportable segments.
Many of the Company's facilities manufacture products for all both reportable segments. Therefore, it is impractical to disclose asset information on a segment basis.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

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

	United States	Canada	Europe	Mexico	Consolidated
2018
Sales	$1,066,810	$37,299	$197,401	$762	$1,302,272
Property, plant, and equipment, net	172,653	26,876	15,424	—	214,953
2017
Sales	$977,669	$52,894	$100,233	$2,096	$1,132,892
Property, plant, and equipment, net	157,805	29,307	13,518	—	200,630
2016
Sales	$1,031,920	$36,813	$93,420	$2,139	$1,164,292
Property, plant, and equipment, net	157,856	26,452	12,776	—	197,084

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. We, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report (December 31, 2018) ("Disclosure Controls"). Based upon the Disclosure Controls evaluation, our principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Our management assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Our evaluation of internal control over financial reporting did not include the internal controls of Muuto ApS. (“Muuto”), which was acquired on January 25, 2018, and is included in our 2018 consolidated financial statements and constitutes 26.8% of total assets as of December 31, 2018 and 6.6% and 7.3% of sales and net earnings, respectively, for the year then ended. The Company is currently in the process of integrating Muuto into its internal control over financial reporting process pursuant to the Sarbanes-Oxley Act of 2002. The Company is evaluating changes to processes, information technology systems and other components of internal controls over financial reporting as part of its ongoing integration activities, and as a result, controls will be periodically changed. The Company believes, however, that it will be able to maintain sufficient controls over its financial reporting throughout this integration process. Based on our assessment, with the exclusion of Muuto, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2018.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, the Company’s independent registered public accounting firm, as stated in their report included in Item 8, “Financial Statements and Supplementary Data.”
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Knoll, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Knoll, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Knoll, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
As indicated in the accompanying Management’s annual report on internal control over financial reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Muuto, which is included in the 2018 consolidated financial statements of the Company and constituted 26.8% of total assets as of December 31, 2018 and 6.6% and 7.3% of sales and net earnings, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Muuto.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company and our report dated February 26, 2019 expressed an unqualified opinion thereon.
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
February 26, 2019

ITEM 9B.    OTHER INFORMATION
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 relating to directors, director nominees and executive officers of the registrant is incorporated by reference from the information under the captions “Board of Directors,” “Election of Directors,” “Executive Officers,” “Board Meetings and Committees,” “Code of Ethics,” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement for our 2019 Annual Meeting of Stockholders (the “Proxy Statement”).
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
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans

	Equity Compensation Plan Information As of December 31, 2018
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Shares Remaining for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	20,000	$22.59	2,570,358
Equity compensation plans not approved by security holders	—	—	—
Total	20,000		2,570,358
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

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)Documents filed as part of this Form 10-K:

(1) CONSOLIDATED FINANCIAL STATEMENTS (ITEM 8)

•Consolidated Balance Sheets as of December 31, 2018 and 2017

•	Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016
•Consolidated Statements of Equity for the Years Ended December 31, 2018, 2017 and 2016
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016
•Notes to the Consolidated Financial Statements
•Report of Independent Registered Public Accounting Firm

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

10.2	(d)*	Amended and Restated Employment Agreement, dated as of July 1, 2016, between Knoll, Inc. and Andrew B. Cogan.

10.3	(l)*	Amended and Restated Knoll, Inc. 2010 Stock Incentive Plan.

10.4	(o)*	Amended and Restated Knoll, Inc. 2013 Stock Incentive Plan

Exhibit Number		Description

10.5	(e)	Amended and Restated Knoll, Inc. 2018 Stock Incentive Plan

10.6	(k)	Amended and Restated Knoll, Inc. Non-Employee Director Compensation Plan.

10.7	(h)*	Form of Restricted Share Agreement under the Non-Employee Director Compensation Plan (time vesting).

10.8	(f)*	Form of Restricted Share Agreement under the 2010 Stock Incentive Plan (time vesting).

10.9	(f)*	Form of Restricted Share Agreement under the 2010 Stock Incentive Plan (time vesting with accelerated performance vesting).

10.10	(f)*	Form of Non-Qualified Stock Option Agreement under the 2010 Stock Incentive Plan.

10.11	(p)*	Form of Performance-Based Stock Unit Agreement under the 2013 Stock Incentive Plan.

10.12	(n)*	Form of Performance-Based Stock Unit Agreement under the 2013 Stock Incentive Plan (enhanced vesting).

10.13	(c)*	Form of Restricted Share Agreement under the 2013 Stock Incentive Plan (updated change in control).

10.14	(c)*	Form of Performance-Based Stock Unit Agreement under the 2013 Stock Incentive Plan (updated change in control).

10.15	*	Form of Performance-Based Stock Unit Agreement under the 2018 Stock Incentive Plan.

10.16	*	Form of Restricted Share Agreement under the 2018 Stock Incentive Plan.

10.17	*	Form of Non-Qualified Stock Option Agreement under the 2018 Stock Incentive Plan.

10.18	(a)*	Form of Director and Officer Indemnification Agreement.

10.19	(j)*	Andrew B. Cogan 2019 Incentive Compensation Letter, dated December 4, 2018.

10.20	(j)*	2019 Incentive Compensation Letter for Named Executive Officers (other than CEO), dated December 4, 2018.

10.21	(i)*	Severance Agreement between Company and Charles W. Rayfield.

10.22	(i)*	Severance Agreement between Company and Michael A. Pollner.

21.00		Subsidiaries of Knoll, Inc.

23.10		Consent of Independent Registered Public Accounting Firm.

24.10		Power of Attorney [(included on signature page)].

31.10		Certification for Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.20		Certification for Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

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
101.00
The following materials from the Company's Annual Report on Form 10-K for the period ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2018, and December 31, 2017, (ii) Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2018, December 31, 2017 and December 31, 2016, (iii) Consolidated Statements of Equity for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2018, December 31, 2017, and December 31, 2016 and (v) Notes to Consolidated Financial Statements.**

_______________________________________________________________________________
* Management Contract or Compensatory Plan or Arrangement required to be identified by Item 15(a) (3) of Form 10-K.
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

(a)	Incorporated by reference to Knoll, Inc.'s Registration Statement on Form S-1 (File No. 333-118901), which was declared effective by the Commission on December 13, 2004.
(b)	Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on January 25, 2018.
(c)	Incorporated by reference to Knoll, Inc.'s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2017.
(d)	Incorporated by reference to Knoll, Inc.'s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2016.
(e)	Incorporated by reference to Knoll, Inc.'s Annual Report on Form 8-K filed with the Commission on April 9, 2018.
(f)	Incorporated by reference to Knoll, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2010.
(g)	Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on February 3, 2014.
(h)	Incorporated by reference to Knoll, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2007.
(i)	Incorporated by reference to Knoll, Inc.'s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2018.
(j)	Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on December 10, 2018.
(k)	Incorporated by reference to Knoll, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2017.
(l)	Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on May 11, 2010.
(m)	Incorporated by reference to Knoll, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012.
(n)	Incorporated by reference to Knoll, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2015.
(o)	Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on April 26, 2013.
(p)	Incorporated by reference to Knoll, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of February 2019.

KNOLL, INC.
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

/s/ ANDREW B. COGAN Andrew B. Cogan	Chairman of the Board and Chief Executive Officer, Knoll, Inc.	February 26, 2019
/s/CHARLES W. RAYFIELD Charles W. Rayfield	Chief Financial Officer	February 26, 2019
/s/ DANIEL W. DIENST Daniel W. Dienst	Director	February 26, 2019
/s/ JEFFREY A. HARRIS Jeffrey A. Harris	Director	February 26, 2019
/s/ RONALD R. KASS Ronald R. Kass	Director	February 26, 2019
/s/ KATHLEEN G. BRADLEY Kathleen G. Bradley	Director	February 26, 2019
/s/ JOHN F. MAYPOLE John F. Maypole	Director	February 26, 2019
/s/ SARAH E. NASH Sarah E. Nash	Director	February 26, 2019
/s/ STEPHEN F. FISHER Stephen F. Fisher	Director	February 26, 2019
/s/ STEPHANIE STAHL Stephanie Stahl	Director	February 26, 2019
/s/ CHRISTOPHER G. KENNEDY Christopher G. Kennedy	Director	February 26, 2019

SCHEDULE II
KNOLL, INC.
VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

Description	Balance at Beginning of Year	Additions Charged to Expenses (Income)	Charge-Offs	Other(1)	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2016	7,919	6,653	(6,514)	1	8,059
Year ended December 31, 2017	8,059	(2,203)	(1,839)	22	4,039
Year ended December 31, 2018	4,039	123	(454)	16	3,724
Valuation allowance for deferred income tax assets:
Year ended December 31, 2016	6,317	451	—	(607)	6,161
Year ended December 31, 2017	6,161	(2,578)	—	1,206	4,789
Year ended December 31, 2018	4,789	—	—	—	4,789
______________________________________________________________________________
(1) Primarily the impact of currency changes

S-1