Form 10-Q
period 2019-03-31
KNOLL INC
filed 2019-05-10
CIK 1011570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
 Commission File No. 001-12907

KNOLL, INC.

A Delaware Corporation	I.R.S. Employer No. 13-3873847

1235 Water Street
East Greenville, PA 18041
Telephone Number (215) 679-7991
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of exchange on which registered	Trading Symbol
Common Stock, par value $0.01 per share	New York Stock Exchange	KNL
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
Yes ☐ No ☒

As of May 8, 2019, there were 49,757,728 shares (including 913,273 non-voting restricted shares) of the Registrant’s common stock, par value $0.01 per share, outstanding.

KNOLL, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
KNOLL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share and per share data)

	March 31, 2019	December 31, 2018
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$2.4	$1.6
Customer receivables, net of allowance for doubtful accounts of $3.9 and $3.7, respectively	109.1	120.2
Inventories	177.2	170.5
Prepaid expenses	21.1	25.6
Other current assets	14.5	13.7
Total current assets	324.3	331.6
Property, plant, and equipment, net	215.8	215.0
Goodwill	317.1	320.8
Intangible assets, net	349.9	353.9
Right-of-use lease assets	97.7	—
Other noncurrent assets	9.3	5.6
Total assets	$1,314.1	$1,226.9
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$17.1	$17.2
Accounts payable	118.2	126.7
Current portion of lease liability	21.1	—
Other current liabilities	118.3	128.9
Total current liabilities	274.7	272.8
Long-term debt	444.3	443.9
Deferred income taxes	89.9	86.5
Pension liability	13.2	13.9
Lease liability	90.7	—
Other noncurrent liabilities	8.5	23.3
Total liabilities	921.3	840.4
Commitments and contingent liabilities
Equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 66,252,679 shares issued and 49,757,728 shares outstanding (including 913,273 non-voting restricted shares and net of 16,494,951 treasury shares) at March 31, 2019 and 65,778,891 shares issued and 49,431,178 shares outstanding (including 725,252 non-voting restricted shares and net of 16,347,713 treasury shares) at December 31, 2018	0.5	0.5
Additional paid-in capital	58.4	58.8
Retained earnings	405.9	395.4
Accumulated other comprehensive loss	(72.0)	(68.4)
Total Knoll, Inc. stockholders’ equity	392.8	386.3
Noncontrolling interests	—	0.2
Total equity	392.8	386.5
Total liabilities and equity	$1,314.1	$1,226.9
See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(dollars in millions, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Sales	$332.8	$296.6
Cost of sales	209.0	188.9
Gross profit	123.8	107.7
Selling, general, and administrative expenses	94.5	84.7
Restructuring charges	0.1	0.5
Operating profit	29.2	22.5
Interest expense	5.2	4.1
Loss on extinguishment of debt	—	1.4
Pension settlement charge	0.2	—
Other income, net	(0.7)	(4.0)
Income before income tax expense	24.5	21.0
Income tax expense	6.5	5.7
Net earnings	$18.0	$15.3

Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$0.37	$0.31
Diluted	$0.37	$0.31

Dividends per share	$0.15	$0.15

Weighted-average number of common shares outstanding:
Basic	48,774,883	48,556,686
Diluted	49,190,288	49,204,776

Net earnings	$18.0	$15.3
Other comprehensive income (loss):
Unrealized loss on interest rate swap, net of tax	(1.5)	(0.1)
Pension and other post-employment liability adjustment, net of tax	0.1	0.2
Foreign currency translation adjustment	1.9	(0.4)
Foreign currency translation adjustment on long term intercompany notes	(4.1)	(0.5)
Total other comprehensive (loss), net of tax	(3.6)	(0.8)
Total comprehensive income	$14.4	$14.5

See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in millions)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$18.0	$15.3
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation	6.3	6.3
Amortization expense (including deferred financing fees)	2.5	2.2
Loss on extinguishment of debt	—	1.4
Inventory obsolescence	0.4	0.5
Unrealized foreign currency loss (gains)	0.7	(2.0)
Stock-based compensation	2.2	2.4
Bad debt and customer claims	0.3	0.4
Changes in assets and liabilities:
Customer receivables	11.4	(6.3)
Inventories	(7.1)	(9.6)
Prepaid and other current assets	1.8	3.0
Accounts payable	(7.5)	(0.2)
Current and deferred income taxes	3.9	1.9
Other current liabilities	(10.5)	(4.2)
Other noncurrent assets and liabilities	(3.3)	(5.5)
Cash provided by operating activities	19.1	5.6
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(9.2)	(8.5)
Purchase of business, net of cash acquired	—	(303.7)
Cash used in investing activities	(9.2)	(312.2)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facility	111.0	282.0
Repayment of revolving credit facility	(105.0)	(132.0)
Proceeds from term loan	—	350.5
Repayment of term loan	(4.3)	(165.0)
Payment of financing fees	—	(4.5)
Payment of fees related to debt extinguishment	—	(1.0)
Payment of dividends	(7.8)	(7.7)
Purchase of common stock for treasury	(3.0)	(1.9)
Cash (used in) provided by financing activities	(9.1)	320.4
Effect of exchange rate changes on cash and cash equivalents	—	0.2
Net increase in cash and cash equivalents	0.8	14.0
Cash and cash equivalents at beginning of period	1.6	2.2
Cash and cash equivalents at end of period	$2.4	$16.2

See accompanying notes to the condensed consolidated financial statements.

NOTE 1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Knoll, Inc. (the “Company”) have been prepared with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and any partially-owned subsidiaries that the Company has the ability to control. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the three-month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019. Beginning with the March 31, 2019 Form 10-Q, the Company began reporting all dollar amounts in millions. In certain circumstances, this change in rounding resulted in prior year disclosures being removed.
The condensed consolidated balance sheet of the Company, as of December 31, 2018, has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2018.
New Accounting Pronouncements Not Yet Adopted
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
Accounting Standards Adopted
In February 2016, the FASB issued guidance codified in ASC 842, Leases, which supersedes the guidance in ASC 840, Leases. ASC 842 was effective for the Company on January 1, 2019, and the Company adopted the standard using the modified retrospective approach. The Company recorded lease liabilities of $117.2 million, with an offsetting increase to right-of-use assets of $102.4 million, for all leases with an initial term of greater than twelve months regardless of their classification as of January 1, 2019.
In 2018, the FASB issued clarifying guidance to the topic in ASUs No. 2018-10 and No. 2018-11, which clarified certain aspects of the new leases standard and provided an optional transition method. The Company has elected the package of practical expedients and adopted utilizing the optional transition method defined within ASU 2018-11 on January 1, 2019. The Company did not elect the hindsight expedient. The adoption of the standard did not materially impact the Condensed Consolidated Statements of Operations and Comprehensive Income or Cash Flows.
In June 2018, the FASB issued ASU 2018-07, Compensation - Stock compensation (Topic 718) which simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from non-employees. Some of the areas for simplification apply only to nonpublic entities. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company adopted this ASU effective January 1, 2019. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.
NOTE 2. SIGNIFICANT ACCOUNTING POLICIES
Leases
The Company accounts for leases in accordance with ASC Topic 842, Leases, (“ASC 842”). The Company determines if an arrangement is a lease at contract inception. A lease exists when a contract conveys to the customer the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. The definition of a lease embodies two conditions: (1) there is an identified asset in the contract that is land or a depreciable asset (i.e., property, plant, and equipment), and (2) the customer has the right to control the use of the identified asset. The Company determines whether the contracts are considered operating or financing leases. The Company does not currently have finance leases.
Operating leases are included in right-of-use (“ROU”) lease assets, current portion lease liability, and lease liabilities on the Condensed Consolidated Balance Sheets. The lease liabilities are initially measured at the present value of the unpaid lease payments at the lease commencement date, and subsequently remeasured at each balance sheet date.
Key estimates and judgments include how the Company determined (1) the discount rate it uses to discount the unpaid lease payments to present value, (2) lease term and (3) lease payments.

(1)
ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. As the majority of the Company’s leases do not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. The Company uses the implicit rate when readily determinable.

(2)
The lease term for all of the Company’s leases includes the non-cancellable period of the lease plus any additional periods covered by a Company option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise.

(3)
Lease payments included in the measurement of the lease liability comprise the following: fixed payments (including in-substance fixed payments), less any lease incentives paid or payable to the lessee, variable payments that depend on an index or rate, amounts expected to be payable under a residual value guarantee and the exercise price of the Company option to purchase the underlying asset if the Company is reasonably certain to exercise.

The ROU asset is initially measured at cost, which comprises the initial measurement of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred, less any lease incentives received.
For operating leases, the ROU asset is subsequently measured throughout the lease term at the amount of the remeasured lease liability, adjusted for the remaining balance of any lease incentives received, any cumulative prepaid or accrued rent if the lease payments are uneven throughout the lease term and any unamortized initial direct costs. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
Variable lease payments associated with the Company’s leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed occurs. Variable lease payments are presented as operating expenses in the Company’s Condensed Consolidated Statement of Operations and Comprehensive Income in the same line item as expense arising from fixed lease payments for operating leases.
ROU assets for operating leases are subject to the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment - Overall. As of March 31, 2019, the Company has not incurred any impairment losses.
The Company monitors for events or changes in circumstances that require a reassessment of a lease. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding ROU asset unless doing so would reduce the carrying amount of the ROU asset to an amount less than zero. In that case, the amount of the adjustment that would result in a negative ROU asset balance is recorded in profit or loss.
The Company has lease agreements which include lease and non-lease components, which are accounted for separately using a relative stand-alone price basis.
Lease expense for short-term leases are recognized on a straight-line basis over the lease term.

On January 1, 2019 the Company adopted ASC 842 using a modified retrospective transition method and elected the optional transition method as defined within ASU 2018-11. As a result, the Company was not required to adjust its comparative period financial information for effects of the standard or make the new required lease disclosures for periods before the date of adoption (i.e. January 1, 2019). The Company has elected to adopt the package of transition practical expedients and, therefore, has not reassessed (1) whether existing or expired contracts contain a lease, (2) lease classification for existing or expired leases or (3) the accounting for initial direct costs that were previously capitalized. The Company did not elect the practical expedient to use hindsight for leases existing at the adoption date. Further, the Company does not expect the amendments in ASU 2018-01: Land Easement Practical Expedient for Transition to Topic 842 to have an effect on the Company because it does not enter into land easement arrangements.
The Company has elected not to recognize ROU assets and lease liabilities for all short-term leases that have a lease term of 12 months or less. The Company recognizes the lease payments associated with its short-term leases as an expense on a straight-line basis over the lease term. Variable lease payments associated with these leases are recognized and presented in the same manner as for all other Company leases.
Additionally, the Company applies a portfolio approach to determine the discount rate (i.e. incremental borrowing rate for leases with similar characteristics). The Company applies the incremental borrowing rate generally based on the transactional currency of the lease and the lease term.
All other significant accounting policies are consistent with those disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2018.
NOTE 3. REVENUE
Disaggregation of Revenue
The majority of the Company’s revenue presented as “Sales” in the Condensed Consolidated Statements of Operations and Comprehensive Income is the result of contracts with customers for the sale of the Company’s products.
The Company’s sales by product category were as follows (in millions):

	Three Months Ended March 31,
	2019	2018
Office Segment
Office Systems	$106.3	$104.0
Seating	30.9	31.0
Files and Storage	25.6	22.2
Ancillary	25.5	18.5
Other	13.9	9.4
Total Office Segment	202.2	185.1
Lifestyle Segment
Studio	101.6	84.1
Coverings	29.0	27.4
Total Lifestyle Segment	130.6	111.5
Total Sales	$332.8	$296.6
Contract Balances
The Company has contract assets consisting of Customer receivables in the Condensed Consolidated Balance Sheets which represent the amount of consideration the Company expects to be entitled to in exchange for the goods or services rendered to its customers.
When the Company generally receives deposits, the recognition of revenue is deferred and results in the recognition of a contract liability (Customer deposits) presented as a component of Other Current Liabilities in the Condensed Consolidated Balance Sheets. Subsequent recognition of revenue and the satisfaction of the contract liability is typically less than one year as the Company’s standard contract is less than one year. As of March 31, 2019 and December 31, 2018, the contract liability related to customer deposits was $40.4 million and $37.7 million. The Company recognized revenues that were included in the contract liability at the beginning of the current year of $19.8 million.

NOTE 4. ACQUISITION
On January 25, 2018, the Company acquired one hundred percent (100%) of the shares of Muuto Holding ApS and MIE4 Holding 5 ApS, which collectively hold substantially all the business operations of Muuto ApS (“Muuto”). Muuto’s affordable luxury products span commercial and residential applications, adding scale and diversity to the Company’s business. The aggregate purchase price for the acquisition was $303.7 million, net of $7.6 million of cash acquired and subject to certain customary adjustments. The Company recorded acquisition costs and certain other costs of $1.0 million within selling, general, and administrative expenses in its Condensed Consolidated Statement of Operations and Comprehensive Income, during the three months ended March 31, 2018.
Unaudited pro forma information for the Company for the three month periods ended March 31, 2018 as if the acquisition had occurred January 1, 2017 is as follows (in millions):

Three Months Ended
March 31, 2018
Pro forma sales	$300.7
Pro forma net earnings attributable to Knoll, Inc. stockholders	$17.6
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
For further information on acquisitions, refer to the Company’s annual report on Form 10-K for the year ended December 31, 2018.
NOTE 5. INVENTORIES
Information regarding the Company’s inventories is as follows (in millions):

	March 31, 2019	December 31, 2018
Raw materials	$67.6	$65.1
Work-in-process	10.2	8.3
Finished goods	99.4	97.1
	$177.2	$170.5

NOTE 6. PENSION AND OTHER POST-EMPLOYMENT BENEFITS
The following tables set forth the components of the net periodic benefit income for the Company’s pension and other post-employment benefit plans (in millions):

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2019	2018	2019	2018
Expected administrative expenses	$0.4	$0.2	$—	$—
Interest cost	2.5	2.5	0.1	—
Expected return on plan assets	(4.0)	(4.6)	—	—
Amortization of prior service credit	—	—	(0.2)	(0.2)
Recognized actuarial loss (gain)	0.1	0.4	—	—
Pension settlement charge (1)	0.2	—	—	—
Net periodic benefit income	$(0.8)	$(1.5)	$(0.1)	$(0.2)
(1) The pension settlement charge was related to cash payments from lump sum elections.
NOTE 7. FAIR VALUE OF FINANCIAL INSTRUMENTS
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
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table represents the assets and liabilities, measured at fair value on a recurring basis and the basis for that measurement (in millions):

	Fair Value as of March 31, 2019				Fair Value as of December 31, 2018
Liabilities:	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate swap	$—	$3.6	$—	$3.6	$—	$1.7	$—	$1.7
Contingent purchase price payment - DatesWeiser	—	—	0.8	0.8	—	—	0.8	0.8
Interest Rate Swap
The Company’s interest rate swap is with a counterparty with a credit rating of A- according to S&P and Fitch. The fair value of interest rate swap agreement is based on observable prices as quoted for receiving the variable one-month London Interbank Offered Rates (LIBOR) and paying fixed interest rates and therefore were classified as Level 2 within the fair value hierarchy.
Contingent Purchase Price Payment
Pursuant to the agreement governing the acquisition of DatesWeiser, the Company may be required to make annual contingent purchase price payments. The payouts are based upon DatesWeiser reaching an annual net sales target, for each year through 2020. The Company classifies this as a Level 3 measurement and is required to remeasure this liability at fair value on a recurring basis. Any changes in the fair value will be included within selling, general and administrative expenses. The maximum amount of possible future contingent payments under the agreement as of March 31, 2019 is $4.0 million.
There were no additional assets and/or liabilities recorded at fair value on a recurring basis as of March 31, 2019 or December 31, 2018.

NOTE 8. DERIVATIVE INSTRUMENTS
The Company is exposed to interest rate risks related to its business operations. To reduce the interest rate risk the Company uses an interest rate swap contract. The Company does not use derivatives for speculative trading purposes.
Cash flow hedge
To offset the variability of cash flows in interest payments associated with a portion of the Company’s variable rate debt, the Company entered into an interest rate swap contract in January 2018 which is designated as a cash flow hedge. The interest rate swap hedges one month LIBOR which effectively converts a portion of the variable-rate debt to a fixed interest rate. The interest rate swap effective date is December 31, 2018 and the maturity date is January 23, 2023. As of March 31, 2019 the Company’s interest rate swap agreement, which hedges long-term debt obligations, has a notional amount of $300.0 million, which decreases over time by $50 million increments. The contract has a fixed rate of 2.63%.
The following table illustrates the location and fair value of the Company’s interest rate swap at March 31, 2019 and December 31, 2018 (in millions):

	Liability Derivatives
	March 31, 2019		December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Other current liabilities	$0.7	Other current liabilities	$0.3
Interest rate swap	Other noncurrent liabilities	$2.9	Other noncurrent liabilities	$1.4
Total derivatives designated as hedging instruments		$3.6		$1.7
The interest rate swap is included at its estimated fair value as an asset or a liability in the Condensed Consolidated Balance Sheet based on a discounted cash flow model using applicable market swap rates and certain assumptions. The fair value of the swap recorded in Accumulated Other Comprehensive Income (Loss) may be recognized in the Condensed Consolidated Statement of Operations within interest income (expense) if certain terms of the agreement change, are modified or if the loan is extinguished. As of March 31, 2019 there was no hedge ineffectiveness associated with the Company’s interest rate swap and no portion of the cash flow hedge is excluded from the assessment of effectiveness. The Company recognized within interest expense less than $0.1 million of loss of other comprehensive income within the Condensed Consolidated Statement of Operations during the period ended March 31, 2019. The Company expects to reclassify in the next 12 months a loss of approximately $0.7 million from accumulated other comprehensive income into earnings, as a component of interest expense, related to the Company’s interest rate swap based on the borrowing rates at March 31, 2019.

NOTE 9. LEASES
The Company has commitments under operating leases for certain machinery and equipment as well as manufacturing, warehousing, showroom and other facilities used in its operations. The Company does not have financing leases. Excluding short-term leases, the Company’s leases have initial terms ranging from 1 to 16 years, most of which include options the Company may elect to extend or renew the lease for 0.1 to 6 years, and some of which may include options to terminate the leases with notice periods of up to 1 year. Certain lease agreements contain provisions for future rent increases. Payments due under lease contracts are fixed.
The components of lease cost for the three months ended March 31, 2019 are as follows (in millions):

Three months ended
March 31, 2019
Lease cost:
Operating lease cost	$6.9
Short-term lease cost	0.1
Sublease income	(0.1)
Total lease cost	$6.9
As of December 31, 2018, minimum rental payments under operating leases were recognized on a straight-line basis over the term of the lease including any periods of free rent.
Other lease information for the three months ended March 31, 2019 includes (in millions):

Three months ended
March 31, 2019
Weighted-average remaining lease term (in years)
Operating leases	6.3
Weighted-average discount rate
Operating leases	4.8%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7.2
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$1.5
As of March 31, 2019, the Company has an additional operating lease that has not yet commenced for which it will record a right of use asset and lease liability of $1.3 million. The lease will commence in April 2019 with a lease term of approximately 12 years.
Future minimum lease payments under non-cancellable leases as of the three months ended March 31, 2019 include (in millions):

March 31, 2019
2019	$20.3
2020	25.9
2021	19.8
2022	17.2
2023	14.7
Thereafter	37.8
Total undiscounted lease payments	135.7
Less: imputed interest	(23.9)
Total lease liability	$111.8

NOTE 10. OTHER CURRENT LIABILITIES
Information regarding the Company’s other current liabilities is as follows (in millions):

	March 31, 2019	December 31, 2018
Accrued employee compensation	$27.8	$40.6
Customer deposits	40.4	37.7
Warranty	9.7	9.6
Other	40.4	41.0
Other current liabilities	$118.3	$128.9

NOTE 11. INDEBTEDNESS
The Company’s long-term debt is summarized as follows (in millions):

	March 31, 2019	December 31, 2018
Balance of revolving credit facility	$140.5	$134.5
Balance of term loans	324.8	330.8
Total long-term debt	465.3	465.3
Less: Current maturities of long-term debt	17.1	17.2
Less: Deferred financing fees, net	3.9	4.2
Long-term debt	$444.3	$443.9
Credit facility
The following revolving credit facility was in place at March 31, 2019 and December 31, 2018 (in millions):

	Capacity	Amount Borrowed	Letters of Credit Outstanding	Unused Capacity
March 31, 2019	$400.0	$140.5	$5.2	$254.3
December 31, 2018	$400.0	$134.5	$5.2	$260.3
At March 31, 2019, borrowings under the revolving credit facility include $140.5 million at a weighted average LIBOR rate of 4.23%. At December 31, 2018, borrowings under the revolving credit facility include $2.5 million at a base rate of 6.25% and $132.0 million at a weighted average LIBOR rate of 4.25%. At March 31, 2019 and December 31, 2018, the letters of credit issued under the revolving credit facility incurred interest at 1.75% for both periods.
At March 31, 2019, the U.S. term loan and multicurrency term loan incurred interest at 4.25% and 1.75%, respectively. At December 31, 2018 the U.S. term loan and multicurrency term loan incurred interest at 4.27% and 1.75%, respectively. The Eurocurrency rates used for the U.S. dollar-denominated term loan and the Euro-denominated term loan are one-month LIBOR and one-month Euribor, respectively.
Deferred Financing Fees
Deferred financing fees, net of accumulated amortization, totaled $3.9 million and $4.2 million as of March 31, 2019 and December 31, 2018, respectively. In conjunction with terminating the Company’s Existing Credit Agreement, $0.4 million in unamortized debt issuance costs and $1.0 million of third party fees related to debt extinguishment were written-off as a loss on extinguishment of debt during the three months ended March 31, 2018.
NOTE 12. CONTINGENT LIABILITIES AND COMMITMENTS
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
Changes in the warranty reserve are as follows (in millions):

Balance, December 31, 2018	$9.6
Provision for warranty claims	1.9
Warranty claims incurred	(1.8)
Balance, March 31, 2019	$9.7
Warranty expense for each of the three months ended March 31, 2019 and 2018 was $1.9 million.
NOTE 13. EQUITY
The following table shows the change in equity attributable to Knoll, Inc. stockholders and noncontrolling interests during the three months ended March 31, 2019 (in millions and excludes share information):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Knoll, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	$0.5	$58.8	$395.4	$(68.4)	$386.3	$0.2	$386.5
Net earnings	—	—	18.0	—	18.0	—	18.0
Other comprehensive (loss) income	—	—	—	(3.6)	(3.6)	—	(3.6)
Stock-based compensation, net of forfeitures	—	2.2	—	—	2.2	—	2.2
Cash dividend ($0.15 per share)	—	—	(7.5)	—	(7.5)	—	(7.5)
Purchase of common stock (141,738 shares)	—	(3.0)	—	—	(3.0)	—	(3.0)
Other	—	0.4	—	—	0.4	(0.2)	0.2
Balance at March 31, 2019	$0.5	$58.4	$405.9	$(72.0)	$392.8	$—	$392.8
The following table demonstrates the change in the number of shares of common stock outstanding during the three months ended March 31, 2019 (table in thousands and excluding non-voting restricted shares):

Shares outstanding as of December 31, 2018	48,706
Shares issued under stock incentive plan, net of awards surrendered to pay applicable taxes	138
Shares issued to Board of Directors in lieu of cash	1
Shares outstanding as of March 31, 2019	48,845

The following table shows the change in equity attributable to Knoll, Inc. stockholders and noncontrolling interests during the three months ended March 31, 2018 (in millions and excludes share information):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Knoll, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	$0.5	$54.5	$347.3	$(43.8)	$358.5	$0.3	$358.8
Adoption of ASU 2018-02	—	—	6.3	(6.3)	—	—	—
Net earnings	—	—	15.3	—	15.3	—	15.3
Other comprehensive (loss) income	—	—	—	(0.8)	(0.8)	—	(0.8)
Stock-based compensation, net of forfeitures	—	2.4	—	—	2.4	—	2.4
Cash dividend ($0.15 per share)	—	—	(7.3)	—	(7.3)	—	(7.3)
Purchase of common stock (95,412 shares)	—	(2.0)	—	—	(2.0)	—	(2.0)
Balance at March 31, 2018	$0.5	$54.9	$361.5	$(50.8)	$366.1	$0.3	$366.4
The following table demonstrates the change in the number of shares of common stock outstanding during the three months ended March 31, 2018 (table in thousands and excluding non-voting restricted shares):

Shares outstanding as of December 31, 2017	48,498
Shares issued under stock incentive plan, net of awards surrendered to pay applicable taxes	108
Shares issued to Board of Directors in lieu of cash	1
Shares outstanding as of March 31, 2018	48,607
NOTE 14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2019 (in millions):

	Unrealized gains (losses) on Interest Rate Swaps	Foreign Currency Translation Adjustment	Foreign Currency Translation Adjustment on Long-term Intercompany Notes	Pension and Other Post-Employment Liability Adjustment	Total
Balance, as of December 31, 2018	$(1.2)	$(18.8)	$(8.1)	$(40.3)	$(68.4)
Other comprehensive income (loss) before reclassifications	(2.1)	1.9	(4.1)	—	(4.3)
Amounts reclassified from accumulated other comprehensive loss	0.1	—	—	0.1	0.2
Net current-period other comprehensive income (loss) before income tax	(2.0)	1.9	(4.1)	0.1	(4.1)
Income tax benefit (expense)	0.5	—	—	—	0.5
Other comprehensive income (loss)	(1.5)	1.9	(4.1)	0.1	(3.6)
Balance, as of March 31, 2019	$(2.7)	$(16.9)	$(12.2)	$(40.2)	$(72.0)

The following pension and other post-retirement benefit reclassifications were made from accumulated other comprehensive income (loss) to the condensed consolidated statements of operations and other comprehensive income (in millions):

	Three Months Ended
	March 31, 2019	March 31, 2018
Amortization of pension and other post-employment liability adjustments
Prior service credits (1)	$(0.2)	$(0.2)
Actuarial losses (1)	0.1	0.4
Loss recognized during settlement	0.2	—
Total before tax	0.1	0.2
Tax (benefit) expense	—	—
Net of tax	$0.1	$0.2
(1) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension costs, and are included in Other income, net within the Condensed Consolidated Statements of Operations and Comprehensive Income. See Note 6 for additional information.
NOTE 15. EARNINGS PER SHARE
Basic earnings per share excludes the dilutive effect of common shares that could potentially be issued due to the exercise of stock options and vesting of unvested restricted stock and restricted stock units, and is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. At March 31, 2019 and 2018, the Company had restricted stock, restricted stock units and stock options, which could potentially dilute basic earnings per share in the future. The following table sets forth the reconciliation from basic to dilutive average common shares (in millions, except shares which are in thousands):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net earnings attributable to Knoll, Inc. stockholders	$18.0	$15.3

Denominator:
Denominator for basic earnings per shares - weighted-average shares	48,775	48,557
Effect of dilutive securities:
Potentially dilutive shares resulting from stock plans	415	648
Denominator for diluted earnings per share - weighted-average shares	49,190	49,205
Antidilutive equity awards not included in weighted-average common shares—diluted	110	1

Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$0.37	$0.31
Diluted	$0.37	$0.31

NOTE 16. INCOME TAXES
The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provisions for the three months ended March 31, 2019 and 2018 were based on the estimated effective tax rates applicable for the full years ending December 31, 2019 and 2018 and include items specifically related to the interim periods. The Company’s effective tax rate was 26.6% and 27.1% for the three months ended March 31, 2019 and 2018, respectively. The decrease in the Company’s effective tax rate for the three months ended March 31, 2019 was due to the Tax Act legislation, state income tax and income tax credits offset by the vesting of equity awards when compared to the three months ended March 31, 2018. The Company’s geographic mix of pretax income and the varying effective tax rates in the countries and states in which the Company operates also impacts its effective tax rate.
As of both March 31, 2019 and December 31, 2018, the Company had unrecognized tax benefits of approximately $0.9 million, respectively. These unrecognized tax benefit amounts would affect the effective tax rate if recognized. As of March 31, 2019, the Company is subject to U.S. Federal Income Tax examination for the tax years 2015 through 2018, and to non-U.S. income tax examination for the tax years 2011 through 2018. In addition, the Company is subject to state and local income tax examinations for the tax years 2014 through 2018.
NOTE 17. SEGMENT INFORMATION
The Company has two reportable segments: Office and Lifestyle. The Office reportable segment is comprised of the operations of the Office operating segment. The Lifestyle reportable segment is an aggregation of the Lifestyle, Europe, and Muuto operating segments. All unallocated expenses are included within Corporate.
The Office segment includes a complete range of workplace products that address diverse workplace planning paradigms in North America and Europe. These products include: office systems furniture, seating, storage, tables, desks and KnollExtra® accessories. The Office segment includes DatesWeiser, known for its sophisticated meeting and conference tables and credenzas, sets a standard of design, quality and technology integration.
The Lifestyle segment includes KnollStudio®, HOLLY HUNT®, Muuto®, KnollTextiles®, Spinneybeck® (including Filzfelt®), and Edelman® Leather. Lifestyle products, which are distributed in North America and Europe, include iconic seating, lounge furniture, side, café and dining chairs as well as conference, training, dining and occasional tables, lighting, rugs, textiles, high-quality fabrics, felt, leather and related architectural products.
During the first quarter of 2019, the Company changed the structure of its internal organization which caused the composition of its reportable segments to change. As a result, DatesWeiser is now a component of the Office operating segment as opposed to the Lifestyle operating segment. As a result of this change in segment reporting, the Company retrospectively revised prior period results, by segment, to conform to current period presentation.
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

The tables below present the Company’s segment information with Corporate costs excluded from reporting segment results. Prior year amounts have been recast to conform to the current presentation (in millions):

	Three Months Ended March 31,
	2019	2018
SALES
Office	$202.2	$185.1
Lifestyle	130.6	111.5
Knoll, Inc.	$332.8	$296.6
INTERSEGMENT SALES (1)
Office	$0.4	$0.5
Lifestyle	2.5	2.4
Knoll, Inc.	$2.9	$2.9
OPERATING PROFIT
Office (2)	$14.1	$8.9
Lifestyle	20.7	20.2
Corporate	(5.6)	(6.6)
Knoll, Inc.(3)	$29.2	$22.5
_______________________________________________________________________________
(1) Intersegment sales are presented on a cost-plus basis which takes into consideration the effect of transfer prices between legal entities.
(2) Knoll recorded restructuring charges of $0.1 million and $0.5 million during the three months ended March 31, 2019 and March 31, 2018, respectively, within the Office segment related to an organizational realignment that will result in greater operating efficiency and control.
(3) The Company does not allocate interest expense or other income, net to the reportable segments.

The changes in the carrying amount of goodwill by reportable segment are as follows (in millions):

	Office Segment	Lifestyle Segment	Total
Balance as of December 31, 2018	$39.1	$281.7	$320.8
Foreign currency translation adjustment	0.1	(3.8)	(3.7)
Balance as of March 31, 2019	$39.2	$277.9	$317.1

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of financial condition and results of operations provides an account of our financial performance and financial condition that should be read in conjunction with the accompanying audited consolidated financial statements.
Forward-looking Statements
This quarterly report on Form 10-Q contains forward-looking statements, principally in the sections entitled “Business,” “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk.” Statements and financial discussion and analysis contained in this Form 10-Q that are not historical facts are forward-looking statements. These statements discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to us, based on our current beliefs as well as assumptions made by us and information currently available to us. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “possible,” “potential,” “predict,” “project,” or other similar words, phrases or expressions. This includes, without limitation, our statements and expectations regarding any current or future recovery in our industry, our publicly announced plans for increased capital and investment spending to achieve our long-term revenue and profitability growth goals, our integration of acquired businesses, and our expectations with respect to leverage. Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation: the risks described in Item 1A and in Item 7A of this annual report on Form 10-K for the year ended December 31, 2018; changes in the financial stability of our clients or the overall economic environment, resulting in decreased corporate spending and service sector employment; changes in relationships with clients; the mix of products sold and of clients purchasing our products; the success of new technology initiatives; changes in business strategies and decisions; competition from our competitors; our ability to recruit and retain an experienced management team; changes in raw material prices and availability; restrictions on government spending resulting in fewer sales to the U.S. government, one of our largest customers; our debt restrictions on spending; our ability to protect our patents, copyrights and trademarks; our reliance on furniture dealers to produce sales; lawsuits arising from patents, copyrights and trademark infringements; violations of environmental laws and regulations; potential labor disruptions; adequacy of our insurance policies; the availability of future capital and the cost of borrowing; the overall strength and stability of our dealers, suppliers, and customers; access to necessary capital; our ability to successfully integrate acquired businesses; the success of our design and implementation of a new enterprise resource planning system; and currency rate fluctuations. The factors identified above are believed to be important factors but not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any forward-looking statement. Unpredictable or unknown factors could also have material adverse effects on us. All forward-looking statements included in this Form 10-Q are expressly qualified in their entirety by the foregoing cautionary statements. Except as required under the Federal securities laws and the rules and regulations of the SEC, we undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.
Overview
We design, manufacture, market and sell high-end commercial and residential furniture, lighting, accessories, textiles, fine leathers and designer felt for the workplace and residential markets, as well as modern outdoor furniture. We work with clients to create inspired modern interiors. Our design-driven businesses share a reputation for high-quality and sophistication, offering a diversified product portfolio that endures throughout evolving trends and performs throughout business cycles. Our products are targeted at the middle to upper-end of the market where we reach customers primarily through a broad network of independent dealers and distribution partners, our direct sales force, our showrooms, and our online presence.
Business Highlights
During the last decade we have diversified our sources of revenue among our varying operating segments. These diversification efforts coupled with efforts to improve our Office segment profitability, have resulted in growth and margin expansion. We believe we are well positioned to continue to build on these initiatives and benefit from the trend to more social and hospitality-based workplaces in 2019 and beyond.
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
We also remain committed to building a more efficient and responsive, customer-centric, service culture and technology infrastructure across our organization. Our capital expenditures are reflective of this commitment as we continue to invest in the business through technology infrastructure upgrades, continued investments in our manufacturing facilities with a focus on lean initiatives and showroom presence.
Results of Operations
Comparison of Consolidated Results for the Three Months Ended March 31, 2019 and 2018

	Three Months Ended March 31,		2019 vs. 2018
	2019	2018	$ Change	% Change
	(Dollars in millions, except per share data)
Net Sales	$332.8	$296.6	$36.2	12.2%
Gross profit	123.8	107.7	16.1	15.0%
Selling, general, and administrative expenses	94.5	84.7	9.8	11.6%
Operating profit	29.2	22.5	6.8	30.1%
Interest expense	5.2	4.1	1.1	26.9%
Other income, net	(0.7)	(4.0)	3.3	(82.5)%
Income tax expense	6.5	5.7	0.8	14.1%
Net earnings	18.0	15.3	2.7	17.7%
Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$0.37	$0.31	$0.06	19.4%
Diluted	$0.37	$0.31	$0.06	19.4%
Statistical Data
Gross profit %	37.2%	36.3%
Operating profit %	8.8%	7.6%
Selling, general, and administrative expenses %	28.4%	28.6%
Net Sales
Net sales for the three months ended March 31, 2019 were $332.8 million, an increase of $36.2 million, or 12.2%, from sales of $296.6 million for the three months ended March 31, 2018. Net sales for the Office segment were $202.2 million for the three months ended March 31, 2019, increase of 9.2%, when compared to the three months ended March 31, 2018. The increase in the Office segment was a driven primarily by continued growth in height-adjustable tables and wood products as well as continued growth in our ancillary offerings, including Rockwell Unscripted. Net sales for the Lifestyle segment were $130.6 million during the three months ended March 31, 2019, an increase of 17.2%, from the three months ended March 31, 2018. Lifestyle segment sales growth was primarily due to strong organic growth at Muuto and KnollStudio as both increased the crossover penetration of workplace settings as well as three additional weeks of Muuto shipments in the first quarter of 2019 compared to the first quarter of 2018.
Gross Profit
Gross profit for the three months ended March 31, 2019 was $123.8 million, an increase of $16.1 million, or 15.0%, from gross profit of $107.7 million for the three months ended March 31, 2018. As a percentage of sales, gross profit increased from 36.3% for the three months ended March 31, 2018 to 37.2% for the three months ended March 31, 2019. This increase was primarily the result of higher volume, net price realization in the Office segment, and continuous improvement initiatives partially offset by unfavorable commodity and transportation inflation.
Operating Profit
Operating profit for the three months ended March 31, 2019 was $29.2 million, an increase of $6.8 million, or 30.1%, from operating profit of $22.5 million for the three months ended March 31, 2018. Operating profit as a percentage of sales increased from 7.6% for the three months ended March 31, 2018 to 8.8% for the three months ended March 31, 2019, primarily due to the improvement in gross profit.

Selling, general, and administrative expenses for the three months ended March 31, 2019 were $94.5 million, or 28.4% of sales, an increase of $9.8 million from $84.7 million, or 28.6% of sales, for the three months ended March 31, 2018. The increase was due primarily to incremental operating expenses from an additional three weeks of Muuto, volume related expenses including incentive compensation and expenses from higher strategic investment spending, primarily related to information technology infrastructure and product development.
Interest Expense
Interest expense for the three months ended March 31, 2019 was $5.2 million, an increase of $1.1 million from interest expense of $4.1 million for the three months ended March 31, 2018. The increase was due primarily to higher interest rates and higher average outstanding debt levels. During the three months ended March 31, 2019 and 2018, our weighted average interest rate was approximately 4.0% and 3.2%, respectively.
Loss on Extinguishment of Debt
We recorded a loss on extinguishment of debt of $1.4 million resulting from the refinancing of our credit facility which includes a $0.4 million loss on previously recorded and unamortized deferred financing fees and $1.0 million of fees paid to creditors on the Amended Credit Agreement during the three months ended March 31, 2018.
Other Income, net
During the three months ended March 31, 2019 and 2018, other income was $0.7 million and $4.0 million, respectively. The decrease in other income was due primarily to incurring foreign exchange losses during the three months ended March 31, 2019 compared to foreign exchange gains in the three months ended March 31, 2018 as well as a decline in net periodic benefit income from our pension and other post-employment benefit plans. Other income for the three months ended March 31, 2019 was also reflective of a pension settlement charge of $0.2 million related to cash payments from lump sum elections.
Income Tax Expense
Our effective tax rate was 26.6% for the three months ended March 31, 2019, compared to 27.1% for the three months ended March 31, 2018. The decrease in the tax rate is due to the passage of the U.S. Tax Cuts and Jobs Act and state income tax credits offset by the vesting of equity awards.
Segment Reporting
We manage our business through our reporting segments: Office and Lifestyle.
The Office segment includes a complete range of workplace products that address diverse workplace planning paradigms in North America and Europe. These products include: office systems furniture, seating, storage, tables, desks and KnollExtra® accessories. The Office segment includes DatesWeiser, known for its sophisticated meeting and conference tables and credenzas, sets a standard of design, quality and technology integration.
The Lifestyle segment includes KnollStudio®, HOLLY HUNT®, Muuto®, KnollTextiles®, Spinneybeck® (including Filzfelt®), and Edelman® Leather. Lifestyle products, which are distributed in North America and Europe, include iconic seating, lounge furniture, side, café and dining chairs as well as conference, training, dining and occasional tables, lighting, rugs, textiles, high-quality fabrics, felt, leather and related architectural products.
During the first quarter of 2019, the Company changed the structure of its internal organization which caused the composition of its reportable segments to change. As a result, DatesWeiser is now a component of the Office operating segment as opposed to the Lifestyle operating segment. The comparisons of segment results found below have been retrospectively adjusted to reflect the change in segment reporting discussed in Note 17 of Notes to Condensed Consolidated Financial Statements included elsewhere herein.

Comparison of Segment Results for the Three Months Ended March 31, 2019 and 2018

	Three Months Ended March 31,		2019 vs. 2018
	2019	2018	$ Change	% Change
	(Dollars in millions)
SALES
Office	$202.2	$185.1	$17.1	9.2%
Lifestyle	130.6	111.5	19.1	17.2%
Knoll, Inc.	$332.8	$296.6	$36.2	12.2%
OPERATING PROFIT
Office	$14.1	$8.9	$5.3	59.5%
Lifestyle	20.7	20.2	0.5	2.5%
Corporate	(5.6)	(6.6)	1.0	(15.2)%
Knoll, Inc. (1)	$29.2	$22.5	$6.8	30.1%
_______________________________________________________________________________
Office
Net sales for the Office segment for the three months ended March 31, 2019 were $202.2 million, an increase of $17.1 million, or 9.2%, when compared with the three months ended March 31, 2018. This increase was due primarily to higher volume and net price realization in North America. Operating profit for the Office segment in the three months ended March 31, 2019 was $14.1 million or 10.1% of sales, an increase of $5.3 million, or 59.5% from $8.9 million or 4.8% of sales when compared with the three months ended March 31, 2018. The margin improvement was due primarily to increased sales volume and continuous improvement initiatives.
Lifestyle
Net sales for the Lifestyle segment for the three months ended March 31, 2019 were $130.6 million, an increase of $19.1 million, or 17.2%, when compared with the three months ended March 31, 2018. The increase was due primarily to volume growth in our various Lifestyle businesses, and an additional three weeks of Muuto. Operating profit for the Lifestyle segment in the three months ended March 31, 2019 was $20.7 million or 15.8% of sales, an increase of $0.5 million, or 2.5% from $20.2 million or 18.1% of sales, when compared with the three months ended March 31, 2018. The margin decline was due primarily to a mix shift among our various Lifestyle businesses and additional investment spending in product launches and showrooms.
Corporate
Corporate costs for the three months ended March 31, 2019 were $5.6 million, a decrease of $1.0 million, when compared with the three months ended March 31, 2018. The decrease was due primarily to costs related to the acquisition of Muuto during three months ended March 31, 2018.

Liquidity and Capital Resources
The following table highlights certain key cash flows and capital information pertinent to the discussion that follows:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Cash provided by operating activities	$19.1	$5.6
Capital expenditures, net	(9.2)	(8.5)
Purchase of business, net of cash acquired	—	(303.7)
Cash used in investing activities	(9.2)	(312.2)
Purchase of common stock for treasury	(3.0)	(1.9)
Proceeds from revolving credit facilities	111.0	282.0
Repayment of revolving credit facilities	(105.0)	(132.0)
Proceeds of term loans	—	350.5
Repayment of term loans	(4.3)	(165.0)
Payment of dividends	(7.8)	(7.7)
Payment of financing fees	—	(4.5)
Loss on debt extinguishment	—	(1.0)
Cash (used in) provided by financing activities	(9.1)	320.4
We have historically funded our business through cash generated from operations, supplemented by debt borrowings. Available cash is primarily used for our working capital needs, ongoing operations, capital expenditures, the payment of quarterly dividends, and the repurchase of shares. Our capital expenditures are primarily related to investments in the improvement of our operating efficiency, innovation and modernization, showroom investment, new product tooling, manufacturing equipment and technology infrastructure. During the three months ended March 31, 2019, we made quarterly dividend payments of $0.15 per share, returning $7.8 million of cash to our shareholders, which includes payment of accrued dividends on share-based awards that vested during the period.
Cash provided by operating activities was $19.1 million for the three months ended March 31, 2019 compared to $5.6 million for the three months ended March 31, 2018. For the three months ended March 31, 2019, cash provided by operating activities consisted primarily of $30.4 million from net income and various non-cash charges, including $8.8 million of depreciation and amortization and $2.2 million of stock based compensation, partially offset by $11.3 million of unfavorable changes in working capital. For the three months ended March 31, 2018, cash provided by operating activities consisted of $26.5 million from net income and various non-cash charges, including $8.5 million of depreciation and amortization and $2.4 million of stock based compensation, partially offset by $20.9 million of unfavorable changes in working capital.
Investing activities used in the three months ended March 31, 2019 and 2018, was $9.2 million and $312.2 million, respectively. Capital expenditures were $9.2 million and $8.5 million for the three months ended March 31, 2019 and 2018, respectively, related to showroom investments, operating expenditures from maintenance activities and investments in lean initiatives, and our continued commitment to optimizing our information technology infrastructure. The three months ended March 31, 2018 includes the purchase of Muuto of $303.7 million, net of cash acquired, in January 2018.
Cash used in financing activities was $9.1 million for the three months ended March 31, 2019 compared to cash provided by financing activities of $320.4 million for the three months ended March 31, 2018. For the three months ended March 31, 2019 and March 31, 2018, we used $3.0 million and $1.9 million, respectively, for share repurchases, and used $7.8 and $7.7 million of cash, respectively, to fund dividend payments to our shareholders. During the three months ended March 31, 2018, we amended and extended our Existing Credit Facility. The proceeds from our term loans and revolving credit facilities under our Amended Credit Facility of $350.5 million and $282.0 million, respectively, were used to finance a portion of the Muuto acquisition, repay the outstanding balance on the term loans of our Existing Credit Facility of $165.0 million and fund our working capital needs. Additionally, we paid $5.5 million of fees related to the issuance of the Amended Credit Facility, of which $4.5 million was capitalized as deferred financing fees and $1.0 million was expensed as a loss on debt extinguishment.

At March 31, 2019 and December 31, 2018, we had the following resources available to us to support our business (in millions):

	March 31, 2019	December 31, 2018
Cash	$2.4	$1.6
Availability under revolving credit facility	254.3	260.3
We are currently in compliance with all of the covenants and conditions under our Amended Credit Agreement. We believe that existing cash balances and internally generated cash flows, together with borrowings available under our credit facility, will be sufficient to fund working capital needs, capital spending requirements, debt service requirements and dividend payments for at least the next twelve months. Future debt payments may be paid out of cash flows from operations, from future refinancing of our debt or from equity issuances. Our ability to make scheduled payments of principal, pay interest on or to refinance our indebtedness, satisfy our other debt obligations and to pay dividends to stockholders will depend upon our future operating performance, which is affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.
We use our credit facility in the ordinary course of business to fund our working capital needs and, at times, make significant borrowings and repayments under the facility depending on our cash needs and availability at such time. Borrowings under the credit facility may be repaid at any time, but no later than January 23, 2023. See Note 13 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 for further information regarding this facility.
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
Critical Accounting Policies
The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the reported amounts and disclosures in the condensed consolidated financial statements. Actual results may differ from such estimates. On an ongoing basis, we review our accounting policies and procedures. A more detailed review of our critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2018.
With the adoption of ASC 842, we present value future lease payments using an incremental borrowing rate based on information available at the commencement of each lease as our leases do not provide an implicit rate.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We provided a discussion of our market risk in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no substantive changes in our market risk described in our Annual Report on Form 10-K except for the items noted below. During the normal course of business, we are routinely subjected to market risk associated with interest rate movements and foreign currency exchange rate movements. Interest rate risk arises from our debt obligations and foreign currency exchange rate risk arises from our non-U.S. operations and purchases of inventory from foreign suppliers.
We also have risk in our exposure to certain materials and transportation costs. Steel, leather, wood products and plastics are all used in our products. For the three months ended March 31, 2019, we estimated that materials inflation was approximately $2.0 million and transportation inflation approximately $2.7 million. During the three months ended March 31, 2018, we estimated that materials inflation was approximately $1.4 million and transportation inflation approximately $0.7 million, respectively. We continue to work to offset price increases in raw materials and transportation through our global sourcing initiatives, cost improvements and price increases to our products.
Interest Rate Risk
At March 31, 2019, we had $465.3 million of variable rate debt. We have entered into an interest rate swap agreement which fixes the interest rate for an initial notional amount of $300 million of our variable rate debt which decreases over time by $50 million increments, matures in January 2023 and effectively fixes our interest rate at 2.63%. Our remaining variable rate debt of $165.3 million is subject to changes in underlying interest rates, and, accordingly, our interest payments will fluctuate. During the period when of our interest rate swap agreement is $300 million, a 1% change in interest rates would result in a change in interest expense of approximately $1.7 million per year. As the notional amount of the swap decreases, each $50 million decrease in the notional amount would be exposed to interest rate fluctuations, and a one percent change in interest rates would change interest expense by an additional $0.5 million.
Foreign Currency Exchange Rate Risk
We manufacture our products in the United States, Canada and Italy, and sell our products primarily in those markets as well as in other countries. Our foreign sales and certain expenses are transacted in foreign currencies. Our production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. Additionally, as our reporting currency is the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the Canadian Dollar the Euro, and with the acquisition of Muuto, the Danish Krone. Approximately 17.8% and 17.3% of our revenues in the three months ended March 31, 2019 and 2018, respectively, and 28.7% and 29.0% of our cost of goods sold in the three months ended March 31, 2019 and 2018, respectively, were denominated in currencies other than the U.S. dollar. Foreign currency exchange rate fluctuations resulted in $0.9 million of translation losses and $1.9 million of translation gains for the three months ended March 31, 2019 and 2018, respectively.
From time to time, we enter into foreign currency hedges to manage our exposure to foreign exchange rates. The terms of these contracts are typically less than a year. Changes in the fair value of such contracts are reported in earnings in the period the value of the contract changes. The net gain or loss upon settlement and the change in fair value of outstanding contracts is recorded as a component of other income, net.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. We, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report (March 31, 2019) (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, our principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. Beginning January 1, 2019, we implemented ASU 2016-02, Leases. Although the adoption of the new accounting standard did not have a material impact on our Condensed Consolidated Statement of Operations and Comprehensive Income or Condensed Consolidated Statement of Cash Flows for the three-months ended March 31, 2019, we did implement changes in our internal controls related to the implementation of the lease accounting standard. The changes include performing a comprehensive analysis to identify, disaggregate and evaluate each of our leases and implementing a new information technology application to calculate our right of use asset and lease liabilities values. There have been no other changes in our internal control over financial reporting during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For the three months ended March 31, 2019, there have been no new material legal proceedings or material changes in the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
ITEM 1A. RISK FACTORS
For the three months ended March 31, 2019, there have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS
Repurchases of Equity Securities
The following is a summary of share repurchase activity during the three months ended March 31, 2019.
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

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
January 1, 2019 - January 31, 2019	—		$—	—	$32,352,413
February 1, 2019 - February 28, 2019	141,738	(2)	$21.28	—	$32,352,413
March 1, 2019 - March 31, 2019	—		$—	—	$32,352,413
Total	141,738			—
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
(2) In February 2019, 198,084 shares of outstanding restricted stock and 81,522 restricted stock units vested. Concurrently with the vesting, 141,738 shares were forfeited by the holders of the shares to cover applicable taxes paid on the holders’ behalf by the Company.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three months ended March 31, 2019 and 2018, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

* The Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOLL, INC.
(Registrant)

Date:	May 10, 2019
	By:	/s/ Andrew B. Cogan
Andrew B. Cogan
Chairman and Chief Executive Officer

Date:	May 10, 2019
	By:	/s/ Charles W. Rayfield
Charles W. Rayfield
Chief Financial Officer
(Principal Financial Officer)