Form 10-Q
period 2019-06-30
KNOLL INC
filed 2019-08-07
CIK 1011570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
 Commission File No. 001-12907

KNOLL, INC.

Delaware	13-3873847
State or other jurisdiction of incorporation or organization	I.R.S. Employer No.

1235 Water Street
East Greenville	PA	18041
Telephone Number (215) 679-7991

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of exchange on which registered	Trading Symbol
Common Stock, par value $0.01 per share	New York Stock Exchange	KNL
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
Yes ☐ No ☒

As of August 5, 2019, there were 49,775,599 shares (including 896,181 non-voting restricted shares) of the Registrant’s common stock, par value $0.01 per share, outstanding.

KNOLL, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
KNOLL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share and per share data)

	June 30, 2019	December 31, 2018
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$2.9	$1.6
Customer receivables, net of allowance for doubtful accounts of $4.3 and $3.7, respectively	118.8	120.2
Inventories	182.0	170.5
Prepaid expenses	21.1	25.6
Other current assets	12.6	13.7
Total current assets	337.4	331.6
Property, plant, and equipment, net	221.8	215.0
Goodwill	319.7	320.8
Intangible assets, net	350.1	353.9
Right-of-use lease assets	94.4	—
Other noncurrent assets	10.1	5.6
Total assets	$1,333.5	$1,226.9
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$17.1	$17.2
Accounts payable	131.7	126.7
Current portion of lease liability	21.1	—
Other current liabilities	123.9	128.9
Total current liabilities	293.8	272.8
Long-term debt	430.2	443.9
Deferred income taxes	88.7	86.5
Pension liability	12.1	13.9
Lease liability	87.1	—
Other noncurrent liabilities	13.2	23.3
Total liabilities	925.1	840.4
Commitments and contingent liabilities
Equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 66,287,054 shares issued and 49,777,570 shares outstanding (including 913,675 non-voting restricted shares and net of 16,509,484 treasury shares) at June 30, 2019 and 65,778,891 shares issued and 49,431,178 shares outstanding (including 725,252 non-voting restricted shares and net of 16,347,713 treasury shares) at December 31, 2018	0.5	0.5
Additional paid-in capital	60.9	58.8
Retained earnings	419.0	395.4
Accumulated other comprehensive loss	(72.0)	(68.4)
Total Knoll, Inc. stockholders’ equity	408.4	386.3
Noncontrolling interests	—	0.2
Total equity	408.4	386.5
Total liabilities and equity	$1,333.5	$1,226.9
See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(dollars in millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Sales	$367.3	$323.4	$700.1	$619.9
Cost of sales	226.6	204.2	435.6	392.9
Gross profit	140.7	119.2	264.5	227.0
Selling, general, and administrative expenses	106.8	93.6	201.3	178.4
Restructuring charges	—	0.8	0.1	1.4
Operating profit	33.9	24.8	63.1	47.2
Interest expense	5.5	5.3	10.7	9.3
Loss on extinguishment of debt	—	—	—	1.4
Pension settlement charge	0.5	4.6	0.6	4.6
Other income, net	(1.0)	(2.8)	(1.6)	(6.8)
Income before income tax expense	28.9	17.7	53.4	38.7
Income tax expense	7.2	4.6	13.8	10.3
Net earnings	$21.7	$13.1	$39.6	$28.4

Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$0.44	$0.27	$0.81	$0.58
Diluted	$0.44	$0.27	$0.80	$0.58

Dividends per share	$0.17	$0.15	$0.32	$0.30

Weighted-average number of common shares outstanding:
Basic	48,855,064	48,672,144	48,815,194	48,614,733
Diluted	49,314,364	49,131,106	49,252,546	49,137,528

Net earnings	$21.7	$13.1	$39.6	$28.4
Other comprehensive income (loss):
Unrealized (loss) gain on interest rate swap, net of tax	(2.8)	1.2	(4.3)	1.1
Pension and other post-employment liability adjustment, net of tax	0.4	7.7	0.5	7.9
Foreign currency translation adjustment	0.4	(6.0)	2.3	(6.3)
Foreign currency translation adjustment on long term intercompany notes	2.0	(5.1)	(2.1)	(5.6)
Total other comprehensive income (loss), net of tax	—	(2.2)	(3.6)	(2.9)
Total comprehensive income	$21.7	$10.9	$36.0	$25.5

See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in millions)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$39.6	$28.4
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation	13.7	12.7
Amortization expense (including deferred financing fees)	4.9	4.6
Loss on extinguishment of debt	—	1.4
Inventory obsolescence	0.7	0.8
Unrealized foreign currency loss (gains)	2.0	(1.8)
Stock-based compensation	4.6	4.5
Bad debt and customer claims	0.9	0.7
Changes in assets and liabilities:
Customer receivables	0.4	(11.5)
Inventories	(11.8)	(13.6)
Prepaid and other current assets	(0.8)	0.8
Accounts payable	4.3	7.8
Accrued liabilities	4.4	0.1
Other noncurrent assets and liabilities	(7.0)	(1.2)
Cash provided by operating activities	55.9	33.7
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(21.9)	(16.0)
Purchase of business, net of cash acquired	—	(304.1)
Cash used in investing activities	(21.9)	(320.1)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facility	198.5	339.0
Repayment of revolving credit facility	(203.5)	(211.0)
Proceeds from term loan	—	352.5
Repayment of term loan	(8.6)	(171.8)
Payment of financing fees	—	(4.5)
Payment of fees related to debt extinguishment	—	(1.0)
Payment of dividends	(16.1)	(15.4)
Purchase of common stock for treasury	(3.0)	(4.4)
Cash (used in) provided by financing activities	(32.7)	283.4
Effect of exchange rate changes on cash and cash equivalents	—	2.2
Net increase (decrease) in cash and cash equivalents	1.3	(0.8)
Cash and cash equivalents at beginning of period	1.6	2.2
Cash and cash equivalents at end of period	$2.9	$1.4

See accompanying notes to the condensed consolidated financial statements.

NOTE 1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Knoll, Inc. (the “Company”) have been prepared with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and any partially-owned subsidiaries that the Company has the ability to control. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the three and six-month periods ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019. Beginning with the March 31, 2019 Form 10-Q, the Company began reporting all dollar amounts in millions. In certain circumstances, this change in rounding resulted in prior year disclosures being removed.
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
NOTE 2. SIGNIFICANT ACCOUNTING POLICIES
Leases
The Company accounts for leases in accordance with ASC Topic 842, Leases, (“ASC 842”). The Company determines if an arrangement is a lease at contract inception. A lease exists when a contract conveys to the customer the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. The definition of a lease embodies two conditions: (1) there is an identified asset in the contract that is land or a depreciable asset (i.e., property, plant, and equipment), and (2) the customer has the right to control the use of the identified asset. The Company determines whether the contracts are considered an operating or finance lease. The Company does not currently have finance leases.
Operating leases are included in right-of-use (“ROU”) lease assets, current portion lease liability, and lease liabilities on the Condensed Consolidated Balance Sheets. The lease liabilities are initially measured at the present value of the unpaid lease payments at the lease commencement date.
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
ROU assets for operating leases are subject to the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment - Overall. As of June 30, 2019, the Company has not incurred any impairment losses.
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
The Company’s sales by product category were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Office Segment
Office Systems	$114.8	$106.0	221.1	$210.0
Seating	34.6	34.1	65.5	65.1
Files and Storage	27.4	21.4	52.9	43.6
Ancillary	30.3	20.9	55.9	39.4
Other	16.1	12.2	30.0	21.6
Total Office Segment	223.2	194.6	425.4	379.7
Lifestyle Segment
Studio	113.3	101.0	214.8	185.0
Coverings	30.8	27.8	59.9	55.2
Total Lifestyle Segment	144.1	128.8	274.7	240.2
Total Sales	$367.3	$323.4	$700.1	$619.9

Contract Balances
The Company has contract assets consisting of Customer receivables in the Condensed Consolidated Balance Sheets which represent the amount of consideration the Company expects to be entitled to in exchange for the goods or services rendered to its customers.
When the Company receives deposits, generally the recognition of revenue is deferred and results in the recognition of a contract liability (Customer deposits) presented as a component of Other Current Liabilities in the Condensed Consolidated Balance Sheets. Subsequent recognition of revenue and the satisfaction of the contract liability is typically less than one year as the Company’s standard contract is less than one year. As of June 30, 2019 and December 31, 2018, the contract liability related to customer deposits was $41.3 million and $37.7 million. The Company recognized revenues that were included in the contract liability at the beginning of the current year of $28.8 million.

NOTE 4. ACQUISITION
On January 25, 2018, the Company acquired one hundred percent (100%) of the shares of Muuto Holding ApS and MIE4 Holding 5 ApS, which collectively hold substantially all the business operations of Muuto ApS (“Muuto”). Muuto’s affordable luxury products span commercial and residential applications, adding scale and diversity to the Company’s business. The aggregate purchase price for the acquisition was $303.7 million, net of $7.6 million of cash acquired. The Company recorded acquisition costs and certain other costs of $1.5 million within selling, general, and administrative expenses in its Condensed Consolidated Statement of Operations and Comprehensive Income, during the six months ended June 30, 2018.
The following table presents unaudited pro forma information for the period presented as if the acquisition had occurred as of January 1, 2017 (in millions):

Six Months Ended June 30, 2018
Pro forma sales	$624.1
Pro forma net earnings attributable to Knoll, Inc. stockholders	$32.6

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
The pro forma information presented for the six months ended June 30, 2018 includes adjustments for future payments that are considered compensation for post combination service of $1.5 million, acquisition related inventory valuation of $0.9 million, incremental interest expense of $0.9 million, incremental amortization of intangibles of $0.1 million, as well as combined acquisition costs and loss on debt extinguishment of $2.9 million. The income tax impact of these adjustments for the six months ended June 30, 2018 was $0.9 million.
For further information on acquisitions, refer to the Company’s annual report on Form 10-K for the year ended December 31, 2018.
NOTE 5. INVENTORIES
Information regarding the Company’s inventories is as follows (in millions):

	June 30, 2019	December 31, 2018
Raw materials	$58.6	$65.1
Work-in-process	10.2	8.3
Finished goods	113.2	97.1
	$182.0	$170.5

NOTE 6. PENSION AND OTHER POST-EMPLOYMENT BENEFITS
The following tables set forth the components of the net periodic benefit (income) cost for the Company’s pension and other post-employment benefit plans (in millions):

	Pension Benefits		Other Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2019	2018	2019	2018
Interest cost	2.4	2.5	0.1	—
Expected return on plan assets	(4.0)	(4.6)	—	—
Amortization of prior service credit	—	—	(0.2)	(0.2)
Recognized actuarial loss	0.2	0.4	—	—
Pension settlement charge (1)	0.5	4.6	—	—
Net periodic benefit (income) cost	$(0.9)	$2.9	$(0.1)	$(0.2)

	Pension Benefits		Other Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest cost	4.9	5.0	0.2	0.1
Expected return on plan assets	(8.0)	(9.2)	—	—
Amortization of prior service credit	—	—	(0.4)	(0.4)
Recognized actuarial loss	0.3	0.7	—	—
Pension settlement charge (1)	0.6	4.6	—	—
Net periodic benefit (income) cost	$(2.2)	$1.1	$(0.2)	$(0.3)
(1) The pension settlement charge for the periods ended June 30, 2019 related to cash payments from lump sum elections. The pension settlement charge for the six months ended June 30, 2018 was related to the purchase of annuities for certain pension plan retirees as well as cash payments from lump sum elections.
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

	Fair Value as of June 30, 2019				Fair Value as of December 31, 2018
Liabilities:	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate swap	$—	$7.5	$—	$7.5	$—	$1.7	$—	$1.7
Contingent purchase price payment - DatesWeiser	—	—	0.8	0.8	—	—	0.8	0.8

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

Contingent Purchase Price Payment
Pursuant to the agreement governing the acquisition of DatesWeiser, which took place in 2016, the Company may be required to make annual contingent purchase price payments. The payouts are based upon DatesWeiser reaching an annual net sales target, for each year through 2020. The Company classifies this as a Level 3 measurement and is required to remeasure this liability at fair value on a recurring basis. Any changes in the fair value will be included within selling, general and administrative expenses. The maximum amount of possible future contingent payments under the agreement as of June 30, 2019 is $4.0 million.
There were no additional assets and/or liabilities recorded at fair value on a recurring basis as of June 30, 2019 or December 31, 2018.
NOTE 8. DERIVATIVE INSTRUMENTS
The Company is exposed to interest rate risks related to its business operations. To reduce the interest rate risk the Company uses an interest rate swap contract. The Company does not use derivatives for speculative trading purposes.
Cash flow hedge
To offset the variability of cash flows in interest payments associated with a portion of the Company’s variable rate debt, the Company entered into an interest rate swap contract in January 2018 which is designated as a cash flow hedge. The interest rate swap hedges one-month LIBOR, which effectively converts a portion of the variable-rate debt to a fixed interest rate. The interest rate swap effective date is December 31, 2018 and the maturity date is January 23, 2023. As of June 30, 2019, the Company’s interest rate swap agreement, which hedges long-term debt obligations, has a notional amount of $300.0 million, which decreases over time by $50 million increments. The contract has a fixed rate of 2.63%.
The following table summarizes the fair value of the Company’s derivative instruments, as well as the location of these instruments on the Condensed Consolidated Balance Sheets as of the dates presented (in millions):

Derivatives designated as hedging instruments	Balance Sheet Location	June 30, 2019	December 31, 2018
Derivative liabilities:
Interest rate swap	Other current liabilities	$2.1	$0.3
Interest rate swap	Other noncurrent liabilities	5.4	1.4
Total derivative liabilities		$7.5	$1.7

The interest rate swap is included at its estimated fair value as an asset or a liability in the Condensed Consolidated Balance Sheet based on a discounted cash flow model using applicable market swap rates and certain assumptions. The fair value of the swap recorded in Accumulated Other Comprehensive Income (Loss) may be recognized in the Condensed Consolidated Statement of Operations if certain terms of the agreement change, are modified or if the loan is extinguished. As of June 30, 2019 there was no hedge ineffectiveness associated with the Company’s interest rate swap and no portion of the cash flow hedge is excluded from the assessment of effectiveness. The Company reclassified $0.1 million and $0.2 million from other comprehensive loss to interest expense within the Condensed Consolidated Statement of Operations during the three and six months ended June 30, 2019, respectively. The Company expects to reclassify in the next 12 months a loss of approximately $2.1 million from accumulated other comprehensive income into earnings, as a component of interest expense, related to the Company’s interest rate swap based on the borrowing rates at June 30, 2019.

NOTE 9. LEASES
The Company has commitments under operating leases for certain machinery and equipment as well as manufacturing, warehousing, showroom and other facilities used in its operations. The Company does not have finance leases. Excluding short-term leases, the Company’s leases have initial terms ranging from 1 to 16 years, most of which include options the Company may elect to extend or renew the lease for 0.1 to 6 years, and some of which may include options to terminate the leases with notice periods of up to 1 year. Certain lease agreements contain provisions for future rent increases. Payments due under lease contracts are fixed.
The components of lease cost for the three and six months ended June 30, 2019 are as follows (in millions):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Lease cost:
Operating lease cost	$6.8	$13.7
Short-term lease cost	0.5	0.6
Sublease income	—	(0.1)
Total lease cost	$7.3	$14.2

As of December 31, 2018, minimum rental payments under operating leases were recognized on a straight-line basis over the term of the lease including any periods of free rent.
Other lease information as of and for the period ended June 30, 2019 includes:

June 30, 2019
Weighted-average remaining lease term (in years)
Operating leases	6.2
Weighted-average discount rate
Operating leases	4.8%

(dollars in millions)	Six Months Ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13.9
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$5.0

As of June 30, 2019, the Company has an additional operating lease that has not yet commenced for which it will record a right of use asset and lease liability of approximately $3.3 million. The lease will commence in January 2020 with a lease term of approximately 10 years.

Future minimum lease payments under non-cancellable leases, net of sublease income, as of June 30, 2019 is as follows (in millions):

June 30, 2019
2019 (remaining six months)	$12.5
2020	26.0
2021	20.0
2022	17.4
2023	14.8
Thereafter	40.4
Total undiscounted lease payments	131.1
Less: imputed interest	(22.9)
Total lease liability	$108.2

NOTE 10. OTHER CURRENT LIABILITIES
Information regarding the Company’s other current liabilities is as follows (in millions):

	June 30, 2019	December 31, 2018
Accrued employee compensation	$28.4	$40.6
Customer deposits	41.3	37.7
Warranty	10.1	9.6
Other	44.1	41.0
Other current liabilities	$123.9	$128.9

NOTE 11. INDEBTEDNESS
The Company’s long-term debt is summarized as follows (in millions):

	June 30, 2019	December 31, 2018
Balance of revolving credit facility	$129.5	$134.5
Balance of term loans	321.5	330.8
Total long-term debt	451.0	465.3
Less: Current maturities of long-term debt	17.1	17.2
Less: Deferred financing fees, net	3.7	4.2
Long-term debt	$430.2	$443.9

Credit facility
The following revolving credit facility was in place at June 30, 2019 and December 31, 2018 (in millions):

	Capacity	Amount Borrowed	Letters of Credit Outstanding	Unused Capacity
June 30, 2019	$400.0	$129.5	$5.2	$265.3
December 31, 2018	$400.0	$134.5	$5.2	$260.3

At June 30, 2019, borrowings under the revolving credit facility include $7.0 million at a base rate of 6.25% and $122.5 million at a weighted average LIBOR rate of 4.15%. At December 31, 2018, borrowings under the revolving credit facility include $2.5 million at a base rate of 6.25% and $132.0 million at a weighted average LIBOR rate of 4.25%. At June 30, 2019 and December 31, 2018, the letters of credit issued under the revolving credit facility incurred interest at 1.75% for both periods.
At June 30, 2019, the U.S. term loan and multicurrency term loan incurred interest at 4.15% and 1.75%, respectively. At December 31, 2018 the U.S. term loan and multicurrency term loan incurred interest at 4.27% and 1.75%, respectively. The

Eurocurrency rates used for the U.S. dollar-denominated term loan and the Euro-denominated term loan are one-month LIBOR and one-month Euribor, respectively.
Deferred Financing Fees
Deferred financing fees, net of accumulated amortization, totaled $3.7 million and $4.2 million as of June 30, 2019 and December 31, 2018, respectively. In conjunction with terminating the Company’s Existing Credit Agreement, $0.4 million in unamortized debt issuance costs and $1.0 million of third party fees related to debt extinguishment were written-off as a loss on extinguishment of debt during the six months ended June 30, 2018.
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
Changes in the warranty reserve are as follows (in millions):

Balance, December 31, 2018	$9.6
Provision for warranty claims	4.6
Warranty claims settled	(4.0)
Foreign currency translation adjustment	(0.1)
Balance, June 30, 2019	$10.1

Warranty expense for the three and six months ended June 30, 2019 was $2.7 million and $4.6 million, respectively. Warranty expense for the three and six months ended June 30, 2018 was $1.9 million and $3.8 million, respectively.

NOTE 13. EQUITY
The following table shows the change in equity attributable to Knoll, Inc. stockholders and noncontrolling interests during the six months ended June 30, 2019 (in millions except share information):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Knoll, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	$0.5	$58.8	$395.4	$(68.4)	$386.3	$0.2	$386.5
Net earnings	—	—	18.0	—	18.0	—	18.0
Other comprehensive (loss) income	—	—	—	(3.6)	(3.6)	—	(3.6)
Stock-based compensation, net of forfeitures	—	2.2	—	—	2.2	—	2.2
Cash dividend ($0.15 per share)	—	—	(7.5)	—	(7.5)	—	(7.5)
Purchase of common stock (141,738 shares)	—	(3.0)	—	—	(3.0)	—	(3.0)
Other	—	0.4	—	—	0.4	(0.2)	0.2
Balance at March 31, 2019	$0.5	$58.4	$405.9	$(72.0)	$392.8	$—	$392.8
Net earnings	—	—	21.7	—	21.7	—	21.7
Other comprehensive (loss) income	—	—	—	—	—	—	—
Stock-based compensation, net of forfeitures	—	2.4	—	—	2.4	—	2.4
Cash dividend ($0.17 per share)	—	—	(8.6)	—	(8.6)	—	(8.6)
Other	—	0.1	—	—	0.1	—	0.1
Balance at June 30, 2019	$0.5	$60.9	$419.0	$(72.0)	$408.4	$—	$408.4

The following table shows the change in the number of shares of common stock outstanding during the six months ended June 30, 2019 (table in thousands and excluding non-voting restricted shares):

Shares outstanding as of December 31, 2018	48,706
Shares issued under stock incentive plan, net of awards surrendered to pay applicable taxes	157
Shares issued to Board of Directors in lieu of cash	1
Shares outstanding as of June 30, 2019	48,864

The following table shows the change in equity attributable to Knoll, Inc. stockholders and noncontrolling interests during the six months ended June 30, 2018 (in millions except share information):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Knoll, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	$0.5	$54.5	$347.3	$(43.8)	$358.5	$0.3	$358.8
Adoption of ASU 2018-02	—	—	6.3	(6.3)	—	—	—
Net earnings	—	—	15.3	—	15.3	—	15.3
Other comprehensive (loss) income	—	—	—	(0.8)	(0.8)	—	(0.8)
Stock-based compensation, net of forfeitures	—	2.4	—	—	2.4	—	2.4
Cash dividend ($0.15 per share)	—	—	(7.3)	—	(7.3)	—	(7.3)
Purchase of common stock (95,412 shares)	—	(2.0)	—	—	(2.0)	—	(2.0)
Balance at March 31, 2018	$0.5	$54.9	$361.5	$(50.8)	$366.1	$0.3	$366.4
Net earnings	—	—	13.1	—	13.1	—	13.1
Other comprehensive (loss) income	—	—	—	(2.2)	(2.2)	—	(2.2)
Stock-based compensation, net of forfeitures	—	2.1	—	—	2.1	—	2.1
Cash dividend ($0.15 per share)	—	—	(7.9)	—	(7.9)	—	(7.9)
Purchase of common stock	—	(2.4)	—	—	(2.4)	—	(2.4)
Balance at June 30, 2018	$0.5	$54.6	$366.7	$(53.0)	$368.8	$0.3	$369.1

The following table shows the change in the number of shares of common stock outstanding during the six months ended June 30, 2018 (table in thousands and excluding non-voting restricted shares):

Shares outstanding as of December 31, 2017	48,498
Shares issued under stock incentive plan, net of awards surrendered to pay applicable taxes	194
Shares issued to Board of Directors in lieu of cash	2
Shares outstanding as of June 30, 2018	48,694

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2019 (in millions):

	Unrealized gains (losses) on Interest Rate Swaps	Foreign Currency Translation Adjustment	Foreign Currency Translation Adjustment on Long-term Intercompany Notes	Pension and Other Post-Employment Liability Adjustment	Total
Balance, as of December 31, 2018	$(1.2)	$(18.8)	$(8.1)	$(40.3)	$(68.4)
Other comprehensive income (loss) before reclassifications	(6.0)	2.3	(2.1)	—	(5.8)
Amounts reclassified from accumulated other comprehensive loss	0.2	—	—	0.5	0.7
Net current-period other comprehensive income (loss) before income tax	(5.8)	2.3	(2.1)	0.5	(5.1)
Income tax benefit (expense)	1.5	—	—	—	1.5
Other comprehensive income (loss)	(4.3)	2.3	(2.1)	0.5	(3.6)
Balance, as of June 30, 2019	$(5.5)	$(16.5)	$(10.2)	$(39.8)	$(72.0)

The following pension and other post-retirement benefit reclassifications were made from accumulated other comprehensive income (loss) to the Condensed Consolidated Statements of Operations and Other Comprehensive Income (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Amortization of pension and other post-employment liability adjustments
Prior service credits (1)	$(0.2)	$(0.2)	$(0.4)	$(0.4)
Actuarial losses (1)	0.2	0.3	0.3	0.7
Pension settlement charge	0.5	4.6	0.6	4.6
Total before tax	0.5	4.7	0.5	4.9
Tax benefit	(0.2)	(1.3)	—	(1.3)
Net of tax	$0.3	$3.4	$0.5	$3.6
(1) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension costs, and are included in Other income, net within the Condensed Consolidated Statements of Operations and Comprehensive Income. See Note 6 for additional information.
The following table summarizes the unrealized gains (losses) on derivative instruments, including the impact of components reclassified into net income from accumulated other comprehensive income (loss), for the three and six months ended June 30, 2019 and 2018 (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Unrealized gain (loss) on derivative instruments	$(3.9)	$1.2	$(6.0)	$1.1
Loss (gain) on derivatives reclassified into income:
Interest rate contracts	0.1	—	0.2	—
Total reclassified into income	0.1	—	0.2	—
Income tax benefit	1.0	—	1.5	—
Amounts reclassified from accumulated other comprehensive income, net of tax	1.1	—	1.7	—
Unrealized gain (loss) on derivative instruments, net of tax	$(2.8)	$1.2	$(4.3)	$1.1

NOTE 15. EARNINGS PER SHARE
Basic earnings per share excludes the dilutive effect of common shares that could potentially be issued due to the exercise of stock options and vesting of unvested restricted stock and restricted stock units, and is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. At June 30, 2019 and 2018, the Company had restricted stock, restricted stock units and stock options, which could potentially dilute basic earnings per share in the future. The following table sets forth the reconciliation from basic to dilutive average common shares (in millions, except shares which are in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net earnings attributable to Knoll, Inc. stockholders	$21.7	$13.1	$39.6	$28.4

Denominator:
Denominator for basic earnings per shares - weighted-average shares	48,855	48,672	48,815	48,615
Effect of dilutive securities:
Potentially dilutive shares resulting from stock plans	459	459	438	523
Denominator for diluted earnings per share - weighted-average shares	49,314	49,131	49,253	49,138
Antidilutive equity awards not included in weighted-average common shares—diluted	—	—	—	—

Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$0.44	$0.27	$0.81	$0.58
Diluted	$0.44	$0.27	$0.80	$0.58

NOTE 16. INCOME TAXES
The Company develops interim income tax provisions based on estimates of the effective tax rates expected to apply per tax domicile for the current annual reporting period. These estimates are reevaluated each quarter and updated as necessary. The tax effects of any discrete items are recorded in the period in which they occur and are excluded from the interim estimates of the effective annual rates.
The Company’s effective tax rates for the three months ended June 30, 2019 and 2018 were 25.1% and 26.0%, respectively, and 25.8% and 26.6% for the six months ended June 30, 2019 and 2018, respectively. Changes in the effective tax rates for the second quarter and first half of 2019, as compared to the same periods in 2018, were primarily driven by the amount and timing of share-based compensation deductions, the recognition of certain tax credits and the timing of the impact of certain provisions of the Tax Act applicable to our foreign jurisdictions.
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
The Lifestyle segment includes KnollStudio®, HOLLY HUNT®, Muuto®, KnollTextiles®, Spinneybeck® (including Filzfelt®), and Edelman® Leather. Lifestyle products, which are distributed globally, include iconic seating, lounge furniture, side, café and dining chairs as well as conference, training, dining and occasional tables, lighting, rugs, textiles, high-quality fabrics, felt, leather and related architectural products.
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
The tables below present the Company’s segment information with Corporate costs excluded from reporting segment results. Prior year amounts have been recast to conform to the current presentation (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
SALES
Office	$223.2	$194.6	425.4	379.7
Lifestyle	144.1	128.8	274.7	240.2
Knoll, Inc.	$367.3	$323.4	700.1	619.9
INTERSEGMENT SALES (1)
Office	$0.5	$0.5	0.9	1.0
Lifestyle	2.6	3.1	5.0	5.4
Knoll, Inc.	$3.0	$3.5	5.9	6.4
OPERATING PROFIT
Office (2)	$14.3	$10.4	28.5	19.2
Lifestyle	25.6	20.9	46.3	41.1
Corporate	(6.0)	(6.5)	(11.7)	(13.1)
Knoll, Inc.	$33.9	$24.8	$63.1	$47.2

_______________________________________________________________________________
(1) Intersegment sales are presented on a cost-plus basis which takes into consideration the effect of transfer prices between legal entities.
(2) Knoll recorded restructuring charges of $0.1 million during the six months ended June 30, 2019 and $0.8 million and $1.4 million during the three and six months ended June 30, 2018, respectively, within the Office segment related to an organizational realignment that will result in greater operating efficiency and control.
The changes in the carrying amount of goodwill by reportable segment are as follows (in millions):

	Office Segment	Lifestyle Segment	Total
Balance as of December 31, 2018	$39.1	$281.7	$320.8
Foreign currency translation adjustment	0.3	(1.4)	(1.1)
Balance as of June 30, 2019	$39.4	$280.3	$319.7

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of financial condition and results of operations provides an account of our financial performance and financial condition that should be read in conjunction with the accompanying audited consolidated financial statements.
Forward-looking Statements
This quarterly report on Form 10-Q contains forward-looking statements, principally in the sections entitled “Business,” “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk.” Statements and financial discussion and analysis contained in this Form 10-Q that are not historical facts are forward-looking statements. These statements discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to us, based on our current beliefs as well as assumptions made by us and information currently available to us. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “possible,” “potential,” “predict,” “project,” or other similar words, phrases or expressions. This includes, without limitation, our statements and expectations regarding any current or future recovery in our industry, our publicly announced plans for increased capital and investment spending to achieve our long-term revenue and profitability growth goals, our integration of acquired businesses, and our expectations with respect to leverage. Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Factors that may cause actual results to differ materially from those in the forward-looking statements include corporate spending and service-sector employment, price competition, acceptance of Knoll's new products, the pricing and availability of raw materials and components, foreign currency exchange, transportation costs, demand for high quality, well designed furniture solutions, changes in the competitive marketplace, changes in the trends in the market for furniture or coverings, the financial strength and stability of our suppliers, customers and dealers, access to capital, our success in designing and implementing our new enterprise resource planning system, our ability to successfully integrate acquired businesses, our supply chain optimization initiatives and other risks identified in Knoll's annual report on Form 10-K, and other filings with the Securities and Exchange Commission. The factors identified above are believed to be important factors but not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any forward-looking statement. Unpredictable or unknown factors could also have material adverse effects on us. All forward-looking statements included in this Form 10-Q are expressly qualified in their entirety by the foregoing cautionary statements. Except as required under the Federal securities laws and the rules and regulations of the SEC, we undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.
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
Results of Operations
Comparison of Consolidated Results for the Three Months Ended June 30, 2019 and 2018

	Three Months Ended June 30,		2019 vs. 2018
	2019	2018	$ Change	% Change
	(Dollars in millions, except per share data)
Net Sales	$367.3	$323.4	$43.9	13.6%
Gross profit	140.7	119.2	21.5	17.9%
Selling, general, and administrative expenses	106.8	93.6	13.2	14.0%
Operating profit	33.9	24.8	9.1	36.7%
Interest expense	5.5	5.3	0.2	4.5%
Pension settlement charge	0.5	4.6	(4.1)	(90.2)%
Other income, net	(1.0)	(2.8)	1.8	(65.7)%
Income tax expense	7.2	4.6	2.6	55.8%
Net earnings	21.7	13.1	8.6	65.7%
Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$0.44	$0.27	$0.17	63.0%
Diluted	$0.44	$0.27	$0.17	63.0%
Statistical Data
Gross profit %	38.3%	36.9%
Operating profit %	9.2%	7.7%
Selling, general, and administrative expenses %	29.1%	28.9%
Net Sales
Net sales for the three months ended June 30, 2019 were $367.3 million, an increase of $43.9 million, or 13.6%, from sales of $323.4 million for the three months ended June 30, 2018. Net sales for the Office segment were $223.2 million for the three months ended June 30, 2019, an increase of 14.7%, when compared to the three months ended June 30, 2018. The increase in the Office segment was a driven primarily by investments made in expanding our range of height adjustable tables and improved storage systems, as well as continued growth from ancillary products. Net sales for the Lifestyle segment were $144.1 million during the three months ended June 30, 2019, an increase of 11.9%, from the three months ended June 30, 2018. Lifestyle segment sales growth was primarily due to strong organic growth at Muuto, Spinneybeck and KnollStudio, primarily from increased crossover penetration of commercial workplace settings.
Gross Profit
Gross profit for the three months ended June 30, 2019 was $140.7 million, an increase of $21.5 million, or 17.9%, from gross profit of $119.2 million for the three months ended June 30, 2018. Gross margin in the second quarter of 2018 was negatively impacted by an acquisition related inventory adjustment of $0.9 million. The remaining increase for the three months ended June 30, 2019 was due primarily to fixed cost leverage in our manufacturing facilities from higher volume absorption, continuous improvement activities and favorable product mix, partially offset by transportation and commodity inflation.
Operating Profit
Operating profit for the three months ended June 30, 2019 was $33.9 million, an increase of $9.1 million, or 36.7%, from operating profit of $24.8 million for the three months ended June 30, 2018. Operating profit as a percentage of sales increased from 7.7% for the three months ended June 30, 2018 to 9.2% for the three months ended June 30, 2019, primarily due to the improvement in gross profit.
Selling, general, and administrative expenses for the three months ended June 30, 2019 were $106.8 million, or 29.1% of sales, an increase of $13.2 million from $93.6 million, or 28.9% of sales, for the three months ended June 30, 2018. The increase was due primarily to higher incentive-based compensation from increased volume, and strategic investments in increased sales force headcount, information technology infrastructure and our showrooms, partially offset by $1.9 million lower acquisition-related expenses.

Operating expenses also included restructuring charges of $0.8 million in the three months ended June 30, 2018. The restructuring charges were related to supply chain optimization expenses of $0.5 million as well as organizational realignment within the sales and customer service functions that have resulted in greater operational efficiency and control of $0.3 million.
Interest Expense
Interest expense for the three months ended June 30, 2019 was $5.5 million, an increase of $0.2 million from interest expense of $5.3 million for the three months ended June 30, 2018. The increase was due primarily to higher interest rates offset by reduced average outstanding debt. During the three months ended June 30, 2019 and 2018, our weighted average interest rate was approximately 4.0% and 3.6%, respectively.
Pension Settlement Charge
Pension settlement charge for the three months ended June 30, 2019 was $0.5 million, a decrease of $4.1 million from $4.6 million for the three months ended June 30, 2018. Pension settlement charges resulted from cash payments of lump sum elections in the second quarter of 2019 and the purchase of annuities for certain pension plan retirees as well as cash payments from lump sum elections in the second quarter of 2018.
Other Income, net
During the three months ended June 30, 2019 and 2018, other income was $1.0 million and $2.8 million, respectively. The decrease in other income was due primarily to foreign exchange losses driven by the depreciation of the US dollar against the Canadian dollar and a reduction in net periodic benefit income from the Company's pension and other post-employment benefit plans in the second quarter of 2019 compared to the second quarter of 2018.
Income Tax Expense
Our effective tax rate was 25.1% for the three months ended June 30, 2019, compared to 26.0% for the three months ended June 30, 2018. The decrease in the tax rate is primarily due to the Tax Act legislation, state income tax and income tax credits offset by the vesting of equity awards when compared to the three months ended June 30, 2018.
Comparison of Consolidated Results for the Six Months Ended June 30, 2019 and 2018

	Six Months Ended June 30,		2019 vs. 2018
	2019	2018	$ Change	% Change
	(Dollars in millions, except per share data)
Net Sales	$700.1	$619.9	$80.2	12.9%
Gross profit	264.5	227.0	37.5	16.5%
Selling, general, and administrative expenses	201.3	178.4	22.9	12.8%
Operating profit	63.1	47.2	15.9	33.6%
Interest expense	10.7	9.3	1.4	14.7%
Loss on debt extinguishment	—	1.4	(1.4)	(100.0)%
Pension settlement charge	0.6	4.6	(4.0)	(86.9)%
Other income, net	(1.6)	(6.8)	5.2	(76.8)%
Income tax expense	13.8	10.3	3.5	33.7%
Net earnings	39.6	28.4	11.2	39.6%
Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$0.81	$0.58	$0.23	39.7%
Diluted	$0.80	$0.58	$0.22	37.9%
Statistical Data
Gross profit %	37.8%	36.6%
Operating profit %	9.0%	7.6%
Selling, general, and administrative expenses %	28.7%	28.8%

Net Sales
Net sales for the six months ended June 30, 2019 were $700.1 million, an increase of $80.2 million, or 12.9%, from sales of $619.9 million for the six months ended June 30, 2018. The increase in sales was driven by strong sales across both of our segments. A $45.7 million increase in our Office segment sales resulting from continued growth in height-adjustable tables and storage systems, as well as continued growth in our ancillary offerings. Our Lifestyle segment sales increased $34.5 million, or 14.3%, from the same period in the prior year. This increase was primarily driven by strong volume growth at Muuto, Spinneybeck|Filzfelt and KnollStudio, primarily from increased crossover penetration in commercial workplace settings as well.
Gross Profit
Gross profit for the six months ended June 30, 2019 was $264.5 million, an increase of $37.5 million, or 16.5%, from gross profit of $227.0 million for the six months ended June 30, 2018. As a percentage of sales, gross profit increased from 36.6% for the six months ended June 30, 2018 to 37.8% for the six months ended June 30, 2019. This increase was driven mainly by fixed cost leverage in our manufacturing facilities from higher volume absorption and continuous improvement initiatives partially offset by unfavorable commodity and transportation inflation when compared to the six months ended June 30, 2018.
Operating Profit
Operating profit for the six months ended June 30, 2019 was $63.1 million, increase of $15.9 million, or 33.6%, from operating profit of $47.2 million for the six months ended June 30, 2018. Operating profit as a percentage of sales was 9.0% for the six months ended June 30, 2019 compared to 7.6% in the six months ended June 30, 2018, primarily due to the improvement in gross profit.
Selling, general, and administrative expenses for the six months ended June 30, 2019 were $201.3 million, or 28.7% of sales, compared to $178.4 million, or 28.8% of sales, for the six months ended June 30, 2018. The increase was due primarily to higher incentive-based compensation resulting from increased volume, and strategic investments in increased sales force headcount, information technology infrastructure and our showrooms.
Operating expenses also included restructuring changes of $1.4 million in the six months ended June 30, 2018. The restructuring charges included supply chain optimization expenses of $0.5 million, an organizational realignment in our manufacturing plants of $0.5 million, as well as organizational realignment within the sales and customer service functions that have resulted in greater operational efficiency and control of $0.3 million.
Interest Expense
Interest expense for the six months ended June 30, 2019 was $10.7 million, increase of $1.4 million from interest expense of $9.3 million for the six months ended June 30, 2018. During the six months ended June 30, 2019 and 2018, our weighted average interest rate was approximately 4.0% and 3.6%, respectively. The higher weighted-average interest rate was partially offset by a decreased average outstanding debt level.
Loss on Extinguishment of Debt
We recorded a loss on extinguishment of debt of $1.4 million resulting from the refinancing of our credit facility which includes a $0.4 million loss on previously recorded and unamortized deferred financing fees and $1.0 million of fees paid to creditors on the Amended Credit Agreement during the six months ended June 30, 2018.
Pension Settlement Charge
Pension settlement charge for the six months ended June 30, 2019 was $0.6 million, a decrease of $4.0 million from $4.6 million for the six months ended June 30, 2018. Pension settlement charges resulted from cash payments of lump sum elections in the first half of 2019 and the purchase of annuities for certain pension plan retirees as well as cash payments from lump sum elections in the first half of 2018.
Other Income, net
Other income for the six months ended June 30, 2019 was $1.6 million, a decrease of $5.2 million from $6.8 million for the six months ended June 30, 2018. The decrease in other income, net for the six months ended June 30, 2019 and 2018 was primarily due to foreign exchange losses driven by the depreciation of the US Dollar against the Canadian Dollar during the six months ended June 30, 2019 compared to foreign exchange gains in the prior year period. Additionally, a reduction in net periodic benefit income from the Company's pension and other post-employment benefit plans in the first half of 2019 compared to the prior year period contributed to the reduction of other income.

Income Tax Expense
Our effective tax rate was 25.8% for the six months ended June 30, 2019, compared to 26.6% for the six months ended June 30, 2018. The decrease in the tax rate is due to the passage of the U.S. Tax Cuts and Jobs Act and state income tax credits offset by the vesting of equity awards, as well as the varying effective tax rates in the countries and states in which we operate.
Segment Reporting
The Company has two reportable segments: Office and Lifestyle.
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
The Lifestyle segment includes KnollStudio®, HOLLY HUNT®, Muuto®, KnollTextiles®, Spinneybeck® (including Filzfelt®), and Edelman® Leather. Lifestyle products, which are distributed globally, include iconic seating, lounge furniture, side, café and dining chairs as well as conference, training, dining and occasional tables, lighting, rugs, textiles, high-quality fabrics, felt, leather and related architectural products.
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
Comparison of Segment Results for the Three Months Ended June 30, 2019 and 2018

	Three Months Ended June 30,		2019 vs. 2018
	2019	2018	$ Change	% Change
	(Dollars in millions)
SALES
Office	$223.2	$194.6	$28.6	14.7%
Lifestyle	144.1	128.8	15.3	11.9%
Knoll, Inc.	$367.3	$323.4	$43.9	13.6%
OPERATING PROFIT
Office	$14.3	$10.4	$4.0	38.2%
Lifestyle	25.6	20.9	4.7	22.5%
Corporate	(6.0)	(6.5)	0.5	(7.7)%
Knoll, Inc.	$33.9	$24.8	$9.2	36.7%
_______________________________________________________________________________
Office
Net sales for the Office segment for the three months ended June 30, 2019 were $223.2 million, an increase of $28.6 million, or 14.7%, when compared with the three months ended June 30, 2018. This increase was driven primarily by investments made in height adjustable tables and improved storage systems, as well as continued growth from ancillary products. Operating profit for the Office segment in the three months ended June 30, 2019 was $14.3 million, an increase of $4.0 million, or 38.2%, from $10.4 million when compared with the three months ended June 30, 2018. The increase was due primarily to increased sales volume and continuous improvement initiatives, partially offset by transportation and commodity inflation, higher incentive-based compensation from increased volume, and strategic investments in increased sales force headcount, information technology infrastructure and our showrooms.

Lifestyle
Net sales for the Lifestyle segment for the three months ended June 30, 2019 were $144.1 million, an increase of $15.3 million, or 11.9%, when compared with the three months ended June 30, 2018. The increase was due primarily to volume growth in various Lifestyle businesses, primarily from increased crossover penetration of commercial workplace settings. Operating profit for the Lifestyle segment in the three months ended June 30, 2019 was $25.6 million, an increase of $4.7 million, or 22.5%, from $20.9 million when compared with the three months ended June 30, 2018. The increase was due primarily to volume growth, partially offset by commodity and transportation inflation and strategic investments in sales force headcount and showrooms.
Corporate
Corporate costs for the three months ended June 30, 2019 were $6.0 million, a decrease of $0.5 million, when compared with the three months ended June 30, 2018. The decrease was due primarily to decreased stock compensation expense.
Comparison of Segment Results for the Six Months Ended June 30, 2019 and 2018

	Six Months Ended June 30, 2019		2019 vs. 2018
	2019	2018	$ Change	% Change
	(Dollars in millions)
SALES
Office	$425.4	$379.7	$45.7	12.0%
Lifestyle	274.7	240.2	34.5	14.3%
Knoll, Inc.	$700.1	$619.9	$80.2	12.9%
OPERATING PROFIT
Office	$28.5	$19.2	$9.3	48.4%
Lifestyle	46.3	41.1	5.2	12.7%
Corporate	(11.7)	(13.1)	1.4	(10.7)%
Knoll, Inc. (1)	$63.1	$47.2	$15.9	33.7%
_______________________________________________________________________________
(1) The Company does not allocate interest expense or other expense (income), net, with the exception of pension expense, to the reportable segments.
Office
Net sales for the Office segment for the six months ended June 30, 2019 were $425.4 million, an increase of $45.7 million, or 12.0%, when compared with the six months ended June 30, 2018. The increase in the Office segment was due primarily to higher volume resulting from investments made in height adjustable tables and improved storage systems, as well as continued growth from ancillary products. Operating profit for the Office segment in the six months ended June 30, 2019 was $28.5 million, an increase of $9.3 million, or 48.4%, when compared with the six months ended June 30, 2018. The increase in operating profit for the Office segment was due primarily to increased sales volume and continuous improvement initiatives, partially offset by transportation and commodity inflation, higher incentive-based compensation from increased volume, and strategic investments in increased sales force headcount, information technology infrastructure and our showrooms.
Lifestyle
Net sales for the Lifestyle segment for the six months ended June 30, 2019 were $274.7 million, an increase of $34.5 million, or 14.3%, when compared with the six months ended June 30, 2018. This increase was due primarily to volume growth primarily from crossover penetration of commercial workplace settings. Operating profit for the Lifestyle segment in the six months ended June 30, 2019 was $46.3 million, an increase of $5.2 million, or 12.7%, when compared with the six months ended June 30, 2018. The increase in operating profit was driven primarily by volume growth, partially offset by additional investment spending in product launches and showrooms combined with commodity and transportation inflation and strategic investments in sales force headcount.
Corporate
Corporate costs for the six months ended June 30, 2019 were $11.7 million, a decrease of $1.4 million, or 10.7%, when compared with the six months ended June 30, 2018. The decrease was due primarily to decreased stock compensation expense of $0.8 million and the costs related to the acquisition of Muuto.

Liquidity and Capital Resources
The following table highlights certain key cash flows and capital information pertinent to the discussion that follows:

	Six Months Ended June 30,
	2019	2018
	(in millions)
Cash provided by operating activities	$55.9	$33.7
Capital expenditures, net	(21.9)	(16.0)
Purchase of business, net of cash acquired	—	(304.1)
Cash used in investing activities	(21.9)	(320.1)
Proceeds from revolving credit facilities	198.5	339.0
Repayment of revolving credit facilities	(203.5)	(211.0)
Proceeds of term loans	—	352.5
Repayment of term loans	(8.6)	(171.8)
Payment of dividends	(16.1)	(15.4)
Purchase of common stock for treasury	(3.0)	(4.4)
Payment of financing fees	—	(4.5)
Payment of fees related to debt extinguishment	—	(1.0)
Cash (used in) provided by financing activities	(32.7)	283.4
We have historically funded our business through cash generated from operations, supplemented by debt borrowings. Available cash is primarily used for our working capital needs, ongoing operations, capital expenditures, the payment of quarterly dividends, and the repurchase of shares. Our capital expenditures are primarily related to investments in the improvement of our operating efficiency, innovation and modernization, showroom investment, new product tooling, manufacturing equipment and technology infrastructure. During the six months ended June 30, 2019, we made quarterly dividend payments of $0.15 in the first quarter and $0.17 per share in the second quarter, returning $16.1 million of cash to our shareholders, which includes payment of accrued dividends on share-based awards that vested during the period.
Cash provided by operating activities was $55.9 million for the six months ended June 30, 2019 compared to $33.7 million for the six months ended June 30, 2018. For the six months ended June 30, 2019, cash provided by operating activities consisted primarily of $66.4 million from net income and various non-cash charges, including $13.7 million of depreciation and amortization and $4.6 million of stock based compensation, partially offset by $10.5 million of unfavorable changes in working capital. For the six months ended June 30, 2018, cash provided by operating activities consisted of $51.3 million from net income and various non-cash charges, including $12.7 million of depreciation and amortization and $4.5 million of stock based compensation, partially offset by $17.6 million of unfavorable changes in working capital.
Investing activities used in the six months ended June 30, 2019 and 2018, was $21.9 million and $320.1 million, respectively. Capital expenditures were $21.9 million and $16.0 million for the six months ended June 30, 2019 and 2018, respectively, related to showroom investments, operating expenditures from maintenance activities and investments in lean initiatives, and our continued commitment to optimizing our information technology infrastructure. The six months ended June 30, 2018 includes the purchase of Muuto of $304.1 million, net of cash acquired, in January 2018.
Cash used in financing activities was $32.7 million for the six months ended June 30, 2019 compared to cash provided by financing activities of $283.4 million for the six months ended June 30, 2018. For the six months ended June 30, 2019 and June 30, 2018, we used $3.0 million and $4.4 million, respectively, for share repurchases, and used $16.1 million and $15.4 million of cash, respectively, to fund dividend payments to our shareholders. During the six months ended June 30, 2019, we repaid $8.6 million of our outstanding term loans and $5.0 million of our revolving credit facility borrowings. During the six months ended June 30, 2018, we amended and extended our Existing Credit Facility. The proceeds from our term loans and revolving credit facilities under our Amended Credit Facility of $352.5 million and $339.0 million, respectively, were used to finance a portion of the Muuto acquisition, repay the outstanding balance on the term loans of our Existing Credit Facility of $165.0 million and fund our working capital needs. Additionally, we paid $5.5 million of fees related to the issuance of the Amended Credit Facility, of which $4.5 million was capitalized as deferred financing fees and $1.0 million was expensed as a loss on debt extinguishment.

At June 30, 2019 and December 31, 2018, we had the following resources available to us to support our business (in millions):

	June 30, 2019	December 31, 2018
Cash	$2.9	$1.6
Availability under revolving credit facility	$265.3	$260.3
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
We also have risk in our exposure to certain materials and transportation costs. Steel, leather, wood products and plastics are all used in our products. For the six months ended June 30, 2019, we estimated that materials inflation was approximately $3.5 million and transportation inflation approximately $4.2 million. During the six months ended June 30, 2018, we estimated that materials inflation was approximately $1.6 million and transportation inflation approximately $3.0 million, respectively. We continue to work to offset price increases in raw materials and transportation through our global sourcing initiatives, cost improvements and price increases to our products.
Interest Rate Risk
At June 30, 2019, we had $451.0 million in principal of variable rate debt. We have entered into an interest rate swap agreement which fixes the interest rate for an initial notional amount of $300 million of our variable rate debt which decreases over time by $50 million increments, matures in January 2023 and effectively fixes our interest rate at 2.63%. Our remaining variable rate debt of $151.0 million is subject to changes in underlying interest rates, and, accordingly, our interest payments will fluctuate. During the period when our interest rate swap agreement is $300 million, a 1% change in interest rates would result in a change in interest expense of approximately $1.5 million per year. As the notional amount of the swap decreases, each $50 million decrease in the notional amount would be exposed to interest rate fluctuations, and a one percent change in interest rates would change interest expense by an additional $0.5 million.
Foreign Currency Exchange Rate Risk
We manufacture our products in the United States, Canada and Italy, and sell our products primarily in those markets as well as in other countries. Our foreign sales and certain expenses are transacted in foreign currencies. Our production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. Additionally, as our reporting currency is the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the Canadian Dollar the Euro, and with the acquisition of Muuto, the Danish Krone. Approximately 17.6% and 19.0% of our revenues in the six months ended June 30, 2019 and 2018, respectively, and 27.6% and 30.0% of our cost of goods sold in the six months ended June 30, 2019 and 2018, respectively, were denominated in currencies other than the U.S. dollar. Foreign currency exchange rate fluctuations resulted in $1.6 million of translation losses and $2.2 million of translation gains for the six months ended June 30, 2019 and 2018, respectively.
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

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. We, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report (June 30, 2019) (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, our principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For the six months ended June 30, 2019, there have been no new material legal proceedings or material changes in the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
ITEM 1A. RISK FACTORS
For the six months ended June 30, 2019, there have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS
Repurchases of Equity Securities
The following is a summary of share repurchase activity during the six months ended June 30, 2019.
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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
April 1, 2019 - April 30, 2019	—	$—	—	$32,352,413
May 1, 2019 - May 31, 2019	—	$—	—	$32,352,413
June 1, 2019 - June 30, 2019	—	$—	—	$32,352,413
Total	—		—
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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three and six months ended June 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

* The Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOLL, INC.
(Registrant)

Date:	August 7, 2019
	By:	/s/ Andrew B. Cogan
Andrew B. Cogan
Chairman and Chief Executive Officer

Date:	August 7, 2019
	By:	/s/ Charles W. Rayfield
Charles W. Rayfield
Chief Financial Officer
(Principal Financial Officer)