Form 10-Q
period 2019-09-30
KNOLL INC
filed 2019-11-08
CIK 1011570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Yes ☐ No ☒

As of November 7, 2019, there were 49,774,598 shares (including 896,181 non-voting restricted shares) of the Registrant’s common stock, par value $0.01 per share, outstanding.

KNOLL, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
KNOLL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share and per share data)

	September 30, 2019	December 31, 2018
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$8.3	$1.6
Customer receivables, net of allowance for doubtful accounts of $4.3 and $3.7, respectively	111.2	120.2
Inventories	192.6	170.5
Prepaid and other current assets	29.8	39.3
Total current assets	341.9	331.6
Property, plant, and equipment, net	223.5	215.0
Goodwill	329.3	320.8
Intangible assets, net	356.1	353.9
Right-of-use lease assets	96.8	—
Other noncurrent assets	6.8	5.6
Total assets	$1,354.4	$1,226.9
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$17.0	$17.2
Accounts payable	122.1	126.7
Current portion of lease liability	23.2	—
Other current liabilities	132.5	128.9
Total current liabilities	294.8	272.8
Long-term debt, net	440.8	443.9
Deferred income taxes	84.4	86.5
Pension liability	21.8	13.9
Lease liability	87.3	—
Other noncurrent liabilities	19.2	23.3
Total liabilities	948.3	840.4
Commitments and contingent liabilities
Equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 66,295,547 and 65,778,891 shares issued, respectively, 49,774,598 and 49,431,178 shares outstanding, respectively, net, at all periods, of treasury shares and inclusive of non-voting restricted shares	0.5	0.5
Additional paid-in capital	63.7	58.8
Retained earnings	427.9	395.4
Accumulated other comprehensive loss	(86.0)	(68.4)
Total Knoll, Inc. stockholders’ equity	406.1	386.3
Noncontrolling interests	—	0.2
Total equity	406.1	386.5
Total liabilities and equity	$1,354.4	$1,226.9
See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(dollars in millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Sales	$356.5	$327.7	$1,056.6	$947.6
Cost of sales	216.1	204.9	651.7	597.8
Gross profit	140.4	122.8	404.9	349.8
Selling, general, and administrative expenses	103.6	88.7	304.9	267.0
Restructuring charges	0.1	1.2	0.2	2.6
Operating profit	36.7	32.9	99.8	80.2
Interest expense	5.5	5.0	16.2	14.4
Loss on extinguishment of debt	0.4	—	0.4	1.4
Pension settlement charge	9.8	0.6	10.4	5.2
Other income, net	(2.5)	(0.2)	(4.1)	(7.0)
Income before income tax expense	23.5	27.5	76.9	66.2
Income tax expense	6.0	7.2	19.8	17.5
Net earnings	$17.5	$20.3	$57.1	$48.7

Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$0.36	$0.42	$1.17	$1.00
Diluted	$0.35	$0.41	$1.16	$0.99

Dividends per share	$0.17	$0.15	$0.49	$0.45

Weighted-average number of common shares outstanding:
Basic	48,873,186	48,694,438	48,834,737	48,641,595
Diluted	49,573,706	49,231,376	49,359,812	49,189,592

Net earnings	$17.5	$20.3	$57.1	$48.7
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap, net of tax and amounts reclassified into earnings	(0.4)	0.9	(4.7)	2.0
Pension and other post-employment liability adjustment, net of tax	(2.5)	1.1	(2.0)	9.0
Foreign currency translation adjustment	(4.0)	(4.6)	(1.7)	(10.9)
Foreign currency translation adjustment on long term intercompany notes	(7.1)	3.1	(9.2)	(2.5)
Total other comprehensive income (loss), net of tax	(14.0)	0.5	(17.6)	(2.4)
Total comprehensive income	$3.5	$20.8	$39.5	$46.3

See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in millions)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$57.1	$48.7
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation	21.4	19.0
Amortization expense (including debt issuance costs)	7.4	7.1
Loss on extinguishment of debt	0.4	1.4
Pension settlement charges	10.4	5.2
Inventory obsolescence	1.7	1.7
Unrealized foreign currency losses	1.3	0.4
Stock-based compensation	7.7	6.7
Bad debt and customer claims	0.7	(0.6)
Other non-cash items	0.2	(0.3)
Changes in assets and liabilities:
Customer receivables	8.1	(14.7)
Inventories	(17.6)	(16.2)
Prepaid and other current assets	0.9	16.6
Accounts payable	(5.0)	6.2
Accrued liabilities	15.8	(4.1)
Other noncurrent assets and liabilities	(12.4)	(13.3)
Cash provided by operating activities	98.1	63.8
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(32.4)	(21.3)
Purchase of businesses, net of cash acquired	(30.9)	(308.0)
Cash used in investing activities	(63.3)	(329.3)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facility	350.5	409.0
Repayment of revolving credit facility	(336.5)	(287.5)
Proceeds from term loan	—	395.1
Repayment of term loan	(12.8)	(224.1)
Capitalized debt issuance costs	(1.4)	(4.6)
Payment of fees related to debt extinguishment	—	(1.0)
Payment of dividends	(24.5)	(22.7)
Purchase of common stock for treasury	(3.3)	(4.4)
Cash (used in) provided by financing activities	(28.0)	259.8
Effect of exchange rate changes on cash and cash equivalents	(0.1)	10.8
Net increase in cash and cash equivalents	6.7	5.1
Cash and cash equivalents at beginning of period	1.6	2.2
Cash and cash equivalents at end of period	$8.3	$7.3

See accompanying notes to the condensed consolidated financial statements.

NOTE 1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Knoll, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and any partially-owned subsidiaries that the Company has the ability to control. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the three and nine-month periods ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019. Beginning with the March 31, 2019 Form 10-Q, the Company began reporting all dollar amounts in millions. In certain circumstances, this change in rounding resulted in prior year disclosures being removed.
The condensed consolidated balance sheet of the Company, as of December 31, 2018, has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
Certain reclassifications have been made to prior year balances to conform to current year presentation in the condensed consolidated statement of cash flows.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
New Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the incurred loss impairment methodology for measuring and recognizing credit losses with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 will be effective for the Company as of January 1, 2020. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) which modifies the disclosure requirements of fair value measurements in Topic 820, Fair Value Measurement. For public companies the ASU removes disclosure requirements for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation process for Level 3 fair value measurements. The ASU modifies the disclosure requirements for investments in certain entities that calculate net asset value and clarifies that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. The ASU adds the disclosure requirement for changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2019 including interim periods within that fiscal year. Early adoption is permitted. The Company does not plan to early adopt this ASU, and the Company does not believe there will be a material impact to the financial statements as a result of adopting this ASU.
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
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) which reduces the complexity of accounting for costs of implementing a cloud computing service arrangement and aligns the accounting for capitalizing implementation costs of hosting arrangements, regardless of whether they convey a license to the hosted software. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the component of the hosting arrangement is ready for its intended use. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption is permitted. The Company adopted the amendment prospectively as of October 1, 2019 and does not expect the adoption to have a material impact on the Company’s condensed consolidated financial statements.
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
ROU assets for operating leases are subject to the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment - Overall. As of September 30, 2019, the Company has not incurred any impairment losses.
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

NOTE 3. REVENUE
Disaggregation of Revenue
The Company’s revenue presented as “Sales” in the Condensed Consolidated Statements of Operations and Comprehensive Income is derived from contracts with customers for the sale of the Company’s products.
The Company’s sales by product category were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Office Segment
Office Systems	$111.2	$112.3	$332.3	$322.3
Seating	32.3	30.0	97.8	95.1
Files and Storage	26.0	24.1	78.9	67.7
Ancillary	36.6	24.7	92.5	64.1
Other	13.0	9.5	43.0	31.1
Total Office Segment	219.1	200.6	644.5	580.3
Lifestyle Segment
Studio	108.7	98.4	323.5	283.4
Coverings	28.7	28.7	88.6	83.9
Total Lifestyle Segment	137.4	127.1	412.1	367.3
Total Sales	$356.5	$327.7	$1,056.6	$947.6

Contract Balances
The Company’s contract assets consist of trade receivables, the balances of which are included in Customer receivables, net in the Condensed Consolidated Balance Sheets. These amounts represent the amount of consideration the Company expects to be entitled to in exchange for the goods delivered to its customers.
When the Company receives deposits, the recognition of revenue is generally deferred and results in the recognition of a contract liability (Customer deposits), which is included in Other current liabilities in the Condensed Consolidated Balance Sheets. Subsequent recognition of revenue and discharge of the contract liability typically occurs within a year of a deposit receipt, as the Company’s standard contract is less than one year. As of September 30, 2019 and December 31, 2018, the contract liability related to customer deposits was $39.9 million and $37.7 million, respectively. During the nine months ended September 30, 2019, the Company recognized revenues that were included in the contract liability at the beginning of the current year of $29.0 million.

NOTE 4. ACQUISITIONS
On August 20, 2019 (the “Acquisition Date”), the Company acquired FHI LLC (“Fully”), a Portland, Oregon-based e-commerce furniture brand with products targeting the home office and small business markets. The acquisition provides the Company access to new markets for current products, while simultaneously allowing it to leverage its existing distribution channels to expand its product offerings to include Fully’s portfolio of high-performance adjustable height desks, ergonomic chairs and accessories.
The aggregate purchase price consists of cash paid at closing of $30.9 million, net of cash acquired of $4.1 million, plus additional earn-out consideration should Fully achieve certain revenue and earnings targets associated with separate short-term and long-term earn-out periods of two and four years, respectively (together, the “Earn-Out Consideration”). The estimated fair value of the Earn-Out Consideration is $5.0 million as of the Acquisition Date (see Note 7 for further discussion). The acquisition was funded from cash on hand and borrowings under the Company’s Revolver. The Company recognized the assets acquired and liabilities assumed at their estimated fair values as of the Acquisition Date. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded to goodwill. Adjustments to the initial accounting for the acquisition may occur if additional information is obtained that results in a revision to the analysis of the facts and circumstances that existed as of the Acquisition Date, but no later than one year thereafter (the “Measurement Period”). The results of operations of Fully are reported in the Office segment and have been included in the consolidated results of operations from the Acquisition Date. The results of Fully, as well as pro forma financial information, have not been presented as the financial impact of this acquisition is not considered material.
On January 25, 2018, the Company acquired one hundred percent (100%) of the shares of Muuto Holding ApS and MIE4 Holding 5 ApS, which collectively hold substantially all the business operations of Muuto ApS (“Muuto”). Muuto’s affordable luxury products span commercial and residential applications, adding scale and diversity to the Company’s business. The aggregate purchase price for the acquisition was $307.8 million, net of $7.6 million of cash acquired. The Company recorded acquisition costs and certain other costs of $1.6 million within selling, general, and administrative expenses in its Condensed Consolidated Statement of Operations and Comprehensive Income during the nine months ended September 30, 2018.
The following table presents unaudited pro forma information for the period presented as if the acquisition of Muuto had occurred as of January 1, 2017 (in millions):

Nine Months Ended September 30, 2018
Pro forma sales	$951.8
Pro forma net earnings attributable to Knoll, Inc. stockholders	$53.7

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
The pro forma information presented for the nine months ended September 30, 2018 includes adjustments for future payments that are considered compensation for post combination service of $2.3 million, acquisition related inventory valuation of $0.9 million, incremental interest expense of $0.9 million, incremental amortization of intangibles of $0.1 million, as well as combined acquisition costs and loss on debt extinguishment of $3.0 million. The income tax impact of these adjustments for the nine months ended September 30, 2018 was $1.1 million.
For further information on acquisitions, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

NOTE 5. INVENTORIES
Information regarding the Company’s inventories is as follows (in millions):

	September 30, 2019	December 31, 2018
Raw materials	$59.7	$65.1
Work-in-process	9.1	8.3
Finished goods	123.8	97.1
	$192.6	$170.5

NOTE 6. PENSION AND OTHER POST-EMPLOYMENT BENEFITS
The following tables set forth the components of the net periodic benefit cost (credit) for the Company’s pension and other post-employment benefit plans (in millions):

	Pension Benefits		Other Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018
Interest cost	2.5	2.6	(0.1)	—
Expected return on plan assets	(3.9)	(4.0)	—	—
Amortization of prior service credit	—	—	(0.1)	(0.2)
Recognized actuarial loss	0.1	0.1	—	—
Pension settlement charge (1)	9.8	0.6	—	—
Net periodic benefit cost (credit)	$8.5	$(0.7)	$(0.2)	$(0.2)

	Pension Benefits		Other Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest cost	7.4	7.6	0.1	0.1
Expected return on plan assets	(11.9)	(13.2)	—	—
Amortization of prior service credit	—	—	(0.5)	(0.5)
Recognized actuarial loss	0.4	0.8	—	(0.1)
Pension settlement charge (1)	10.4	5.2	—	—
Net periodic benefit cost (credit)	$6.3	$0.4	$(0.4)	$(0.5)
__________________________________
(1) The pension settlement charges for the three and nine months ended September 30, 2019 related to cash payments made from the Company’s two domestic defined benefit pension plans (the “Plans”) to settle lump sum elections and to fund the purchase of annuities for certain plan participants associated with the union plan termination, which is expected to be finalized in the fourth quarter of 2019. The pension settlement charges for the three and nine months ended September 30, 2018 related to the Plans’ funding of the purchase of annuities for certain pension plan retirees, as well as cash payments made from the Plans to settle lump sum elections.
During the three and nine months ended September 30, 2018, the Company made a voluntary contribution to the tax-qualified U.S. pension plan for Union Employees of $7.9 million.
NOTE 7. FAIR VALUE MEASUREMENTS
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
Recurring Fair Value Measurements

Certain financial liabilities are measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets. The following table summarizes the valuation of those liabilities as of the dates presented (in millions):

	Fair Value as of September 30, 2019				Fair Value as of December 31, 2018
Liabilities:	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate swap	$—	$8.1	$—	$8.1	$—	$1.7	$—	$1.7
Earn-Out Consideration - Fully (1)	—	—	5.0	5.0	—	—	—	—
Contingent consideration related to a previously completed acquisition	—	—	0.8	0.8	—	—	0.8	0.8

(1) The maximum amount of Earn-Out Consideration as of September 30, 2019 is $15.0 million. Changes in the fair value of the Earn-Out Consideration during the Measurement Period attributable to additional information related to the facts and circumstances that existed as of the Acquisition Date will be recorded as an offset to Goodwill. All other changes will be included within Selling, general and administrative expenses.
Interest Rate Swap
The fair value of the interest rate swap is based on observable prices as quoted for receiving the variable one-month London Interbank Offered Rates (LIBOR) and paying fixed interest rates and therefore is classified as Level 2 within the fair value hierarchy.
Non-Recurring Fair Value Measurements
Other than the fair value measurements applied to the acquisition of Fully (see Note 4), the Company did not have any non-recurring fair value measurements during the nine months ended September 30, 2019.
NOTE 8. DERIVATIVE INSTRUMENTS
The Company is exposed to certain market risks, including the effect of changes in interest rates on future interest payments to be made on its variable rate debt. The Company utilizes a derivative instrument to mitigate its financial exposure to interest rate volatility. The derivative instrument, which is placed with a financial institution that the Company believes to be of acceptable credit risk, takes the form of an interest rate swap. The Company does not use derivatives for speculative trading purposes.
Cash flow hedge
In January 2018, the Company entered into an interest rate swap contract, which is designated as a cash flow hedge of the forecasted interest payments associated with a portion of the Company’s variable rate debt. The interest rate swap hedges one-month LIBOR, which effectively converts a portion of the variable rate debt to a fixed interest rate. The interest rate swap effective date was December 31, 2018 and the maturity date is January 23, 2023. As of September 30, 2019, the interest rate swap has a notional amount of $300.0 million, which decreases over time by $50 million increments. The contract has a fixed rate of 2.63%.
The following table summarizes the fair value of the Company’s derivative instrument, as well as the location of this instrument on the Condensed Consolidated Balance Sheets as of the dates presented (in millions):

Derivatives designated as hedging instruments	Balance Sheet Location	September 30, 2019	December 31, 2018
Derivative liabilities:
Interest rate swap	Other current liabilities	$2.6	$0.3
Interest rate swap	Other noncurrent liabilities	5.5	1.4
Total derivative liabilities		$8.1	$1.7

The fair value of the swap recorded in Accumulated Other Comprehensive Loss (“AOCL”) may be recognized in the Condensed Consolidated Statement of Operations if certain terms of the agreement change, are modified or if the loan is extinguished. As of September 30, 2019, there was no hedge ineffectiveness associated with the Company’s interest rate swap and no portion of the cash flow hedge is excluded from the assessment of effectiveness. The Company reclassified $0.3 million and $0.5 million from AOCL to interest expense within the Condensed Consolidated Statement of Operations during the three and nine months ended September 30, 2019, respectively. The Company expects to reclassify in the next 12 months a loss of approximately $2.6 million from AOCL into earnings, as a component of interest expense, related to the Company’s interest rate swap based on the borrowing rates at September 30, 2019.

NOTE 9. LEASES
The Company has commitments under operating leases for certain machinery and equipment, as well as manufacturing, warehousing, showroom and other facilities used in its operations. The Company has no finance leases. Excluding short-term leases, the Company’s leases have initial terms ranging from 1 to 16 years, most of which include options the Company may elect to extend or renew the lease for 0.1 to 6 years, and some of which may include options to terminate the leases with notice periods of up to 1 year. Certain lease agreements contain provisions for future rent increases. Payments due under lease contracts are fixed.
The components of lease cost for the three and nine months ended September 30, 2019 are as follows (in millions):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease cost:
Operating lease cost	$7.5	$21.2
Short-term lease cost	1.6	2.2
Sublease income	—	(0.1)
Total lease cost	$9.1	$23.3

Other lease information as of and for the period ended September 30, 2019 includes:

September 30, 2019
Weighted-average remaining lease term (in years)
Operating leases	5.9
Weighted-average discount rate
Operating leases	4.9%

(dollars in millions)	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21.4
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$12.3

As of September 30, 2019, the Company has additional operating leases that have not yet commenced for which it will record a right of use asset and lease liability of approximately $6.5 million. The leases will commence in the first quarter of 2020 with lease terms of approximately 10 years.
Future minimum lease payments under non-cancellable leases, net of sublease income, as of September 30, 2019 are as follows (in millions):

September 30, 2019
2019 (remaining three months)	$7.4
2020	28.9
2021	22.2
2022	19.3
2023	16.5
Thereafter	44.0
Total undiscounted lease payments	138.3
Less: imputed interest	(26.9)
Total lease liability	$111.4

NOTE 10. OTHER CURRENT LIABILITIES
Other current liabilities are comprised of the following (in millions):

	September 30, 2019	December 31, 2018
Accrued employee compensation	$37.2	$40.6
Customer deposits	39.9	37.7
Warranty	10.1	9.6
Other	45.3	41.0
Other current liabilities	$132.5	$128.9

NOTE 11. INDEBTEDNESS
The following table summarizes the Company’s long-term debt as of the dates presented:

	September 30, 2019	December 31, 2018
Revolving credit facility	$148.5	$134.5
Term loans	313.7	330.8
Total long-term debt	462.2	465.3
Less: Current maturities of long-term debt	17.0	17.2
Less: Unamortized debt issuance costs	4.4	4.2
Long-term debt, net	$440.8	$443.9

Credit Facility
The commitments and available borrowing capacity under the revolving credit facility (the “Revolver”) were as follows as of the dates presented:

	Commitments	Outstanding Borrowings	Letters of Credit Outstanding	Borrowing Capacity
September 30, 2019	$400.0	$148.5	$5.1	$246.4
December 31, 2018	$400.0	$134.5	$5.2	$260.3

On August 26, 2019, the Company entered into a first amendment to the Third Amended and Restated Credit Agreement (the “Credit Agreement Amendment”), dated as of January 23, 2018. The Credit Agreement Amendment, among other things, extends the maturity of the credit facility from January 2023 to August 2024, and reduces both the applicable rate applied to outstanding borrowings and the commitment fee rate applied to the unutilized balance under the Revolver.
The Company incurred $1.9 million of debt issuance costs in connection with the Credit Agreement Amendment, the majority of which were capitalized and will be amortized over the term of the amended credit agreement. The Company also recorded a non-cash charge of approximately $0.4 million for loss on extinguishment of debt related to the balance of unamortized costs associated with lenders that exited the credit facility or reduced their Revolver commitment. The remaining unamortized costs of approximately $3.1 million will also be amortized over the term of the amended credit agreement.
At September 30, 2019, borrowings under the revolving credit facility include $5.0 million at a base rate of 5.50% and $143.5 million at a weighted average LIBOR rate of 3.54%. At December 31, 2018, borrowings under the revolving credit facility include $2.5 million at a base rate of 6.25% and $132.0 million at a weighted average LIBOR rate of 4.25%. At September 30, 2019 and December 31, 2018, the letters of credit issued under the revolving credit facility incurred interest at 1.50% and 1.75%, respectively.
At September 30, 2019, the U.S. term loan and multi-currency term loan incurred interest at 3.54% and 1.50%, respectively. At December 31, 2018 the U.S. term loan and multi-currency term loan incurred interest at 4.27% and 1.75%, respectively. The Eurocurrency rates used for the U.S. dollar-denominated term loan and the Euro-denominated term loan are one-month LIBOR and one-month Euribor, respectively.

The aggregate maturities of long-term debt are as follows:

Future minimum debt payments
2019	$4.1
2020	17.0
2021	17.0
2022	17.0
2023	17.0
Thereafter	390.1
Total	$462.2
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
Warranty
The Company accrues for estimated future warranty costs in the period in which the sale for the related products is recorded. As warranty estimates are forecasts based on the best available information, primarily historical claims experience, future warranty claims may differ from the amounts accrued.
Changes in the Company’s product warranty accrual during the periods presented were as follows (in millions):

Balance, December 31, 2018	$9.6
Provision for warranty claims	6.7
Warranty claims settled	(5.9)
Foreign currency translation adjustment	(0.3)
Balance, September 30, 2019	$10.1

Warranty expense for the three and nine months ended September 30, 2019 was $2.1 million and $6.7 million, respectively. Warranty expense for the three and nine months ended September 30, 2018 was $1.7 million and $4.6 million, respectively.

NOTE 13. EQUITY
The following table shows the change in equity attributable to Knoll, Inc. stockholders and noncontrolling interests during the nine months ended September 30, 2019 (in millions, except share information):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Knoll, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	$0.5	$58.8	$395.4	$(68.4)	$386.3	$0.2	$386.5
Net earnings	—	—	18.0	—	18.0	—	18.0
Other comprehensive loss	—	—	—	(3.6)	(3.6)	—	(3.6)
Stock-based compensation, net of forfeitures	—	2.2	—	—	2.2	—	2.2
Cash dividend ($0.15 per share)	—	—	(7.5)	—	(7.5)	—	(7.5)
Purchase of common stock (141,738 shares)	—	(3.0)	—	—	(3.0)	—	(3.0)
Other	—	0.4	—	—	0.4	(0.2)	0.2
Balance at March 31, 2019	$0.5	$58.4	$405.9	$(72.0)	$392.8	$—	$392.8
Net earnings	—	—	21.7	—	21.7	—	21.7
Other comprehensive loss	—	—	—	—	—	—	—
Stock-based compensation, net of forfeitures	—	2.4	—	—	2.4	—	2.4
Cash dividend ($0.17 per share)	—	—	(8.6)	—	(8.6)	—	(8.6)
Other	—	0.1	—	—	0.1	—	0.1
Balance at June 30, 2019	$0.5	$60.9	$419.0	$(72.0)	$408.4	$—	$408.4
Net earnings	—	—	17.5	—	17.5	—	17.5
Other comprehensive loss	—	—	—	(14.0)	(14.0)	—	(14.0)
Stock-based compensation, net of forfeitures	—	3.1	—	—	3.1	—	3.1
Cash dividend ($0.17 per share)	—	—	(8.6)	—	(8.6)	—	(8.6)
Purchase of common stock (11,465 shares)	—	(0.3)	—	—	(0.3)	—	(0.3)
Balance at September 30, 2019	$0.5	$63.7	$427.9	$(86.0)	$406.1	$—	$406.1

The following table shows the change in the number of shares of common stock outstanding during the nine months ended September 30, 2019 (table in thousands and is exclusive of non-voting restricted shares):

Shares outstanding as of December 31, 2018	48,706
Shares issued under stock incentive plan, net of awards surrendered to pay applicable taxes	171
Shares issued to Board of Directors in lieu of cash	1
Shares outstanding as of September 30, 2019	48,878

The following table shows the change in equity attributable to Knoll, Inc. stockholders and noncontrolling interests during the nine months ended September 30, 2018 (in millions, except share information):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Knoll, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	$0.5	$54.5	$347.3	$(43.8)	$358.5	$0.3	$358.8
Adoption of ASU 2018-02	—	—	6.3	(6.3)	—	—	—
Net earnings	—	—	15.3	—	15.3	—	15.3
Other comprehensive (loss) income	—	—	—	(0.8)	(0.8)	—	(0.8)
Stock-based compensation, net of forfeitures	—	2.4	—	—	2.4	—	2.4
Cash dividend ($0.15 per share)	—	—	(7.3)	—	(7.3)	—	(7.3)
Purchase of common stock (95,412 shares)	—	(2.0)	—	—	(2.0)	—	(2.0)
Balance at March 31, 2018	$0.5	$54.9	$361.6	$(50.9)	$366.1	$0.3	$366.4
Net earnings	—	—	13.1	—	13.1	—	13.1
Other comprehensive (loss) income	—	—	—	(2.2)	(2.2)	—	(2.2)
Stock-based compensation, net of forfeitures	—	2.1	—	—	2.1	—	2.1
Cash dividend ($0.15 per share)	—	—	(7.9)	—	(7.9)	—	(7.9)
Purchase of common stock	—	(2.4)	—	—	(2.4)	—	(2.4)
Balance at June 30, 2018	$0.5	$54.6	$366.8	$(53.1)	$368.8	$0.3	$369.1
Net earnings	—	—	20.3	—	20.3	—	$20.3
Other comprehensive (loss) income	—	—	—	0.5	0.5	—	0.5
Stock-based compensation, net of forfeitures	—	2.2	—	—	2.2	—	2.2
Cash dividend ($0.15 per share)	—	—	(7.1)	—	(7.1)	—	(7.1)
Purchase of common stock	—	—	—	—	—	—	—
Balance at September 30, 2018	$0.5	$56.8	$380.0	$(52.6)	$384.7	$0.3	$385.0

The following table shows the change in the number of shares of common stock outstanding during the nine months ended September 30, 2018 (table in thousands and is exclusive of non-voting restricted shares):

Shares outstanding as of December 31, 2017	48,498
Shares issued under stock incentive plan, net of awards surrendered to pay applicable taxes	194
Shares issued to Board of Directors in lieu of cash	2
Shares outstanding as of September 30, 2018	48,694

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in AOCL by component for the nine months ended September 30, 2019 (in millions):

	Unrealized gains (losses) on Interest Rate Swaps	Foreign Currency Translation Adjustment	Foreign Currency Translation Adjustment on Long-term Intercompany Notes	Pension and Other Post-Employment Liability Adjustment	Total
Balance as of December 31, 2018	$(1.2)	$(18.8)	$(8.1)	$(40.3)	$(68.4)
Other comprehensive loss before reclassifications	(6.9)	(1.7)	(9.2)	(13.0)	(30.8)
Amounts reclassified from AOCL	0.5	—	—	10.3	10.8
Net current-period other comprehensive loss before income tax	(6.4)	(1.7)	(9.2)	(2.7)	(20.0)
Income tax benefit	1.7	—	—	0.7	2.4
Other comprehensive loss	(4.7)	(1.7)	(9.2)	(2.0)	(17.6)
Balance as of September 30, 2019	$(5.9)	$(20.5)	$(17.3)	$(42.3)	$(86.0)

The following pension and other post-employment benefit reclassifications were made from AOCL to the Condensed Consolidated Statements of Operations and Other Comprehensive Income (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Amortization of pension and other post-employment liability adjustments
Prior service credits (1)	$(0.1)	$(0.2)	$(0.5)	$(0.5)
Actuarial losses (1)	0.1	0.1	0.4	0.7
Pension settlement charge	9.8	0.6	10.4	5.2
Total before tax	9.8	0.5	10.3	5.4
Tax benefit	(2.7)	(0.2)	(2.7)	(1.4)
Net of tax	$7.1	$0.3	$7.6	$4.0
(1) These AOCL components are included in the computation of net periodic pension costs, and are included in Other income, net within the Condensed Consolidated Statements of Operations and Comprehensive Income. See Note 6 for additional information.
The following table summarizes the unrealized gains (losses) on derivative instruments, including the impact of components reclassified into net income from AOCL, for the three and nine months ended September 30, 2019 and 2018 (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Unrealized gain (loss) on derivative instruments	$(0.9)	$0.9	$(6.9)	$2.0
Loss on derivatives reclassified into income	0.3	—	0.5	—
Total before tax	(0.6)	0.9	(6.4)	2.0
Tax benefit	0.2	—	1.7	—
Net of tax	$(0.4)	$0.9	$(4.7)	$2.0

NOTE 15. EARNINGS PER SHARE
Basic earnings per share excludes the dilutive effect of common shares that could potentially be issued due to the exercise of stock options and vesting of unvested restricted stock and restricted stock units, and is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. At September 30, 2019 and 2018, the Company had restricted stock, restricted stock units and stock options, which could potentially dilute basic earnings per share in the future. The following table sets forth the components used in the calculation of basic and diluted earnings per share for the periods presented (in millions, except per share data, and shares, which are in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net earnings attributable to Knoll, Inc. stockholders	$17.5	$20.3	$57.1	$48.7

Denominator:
Denominator for basic earnings per shares - weighted-average shares	48,873	48,694	48,835	48,642
Effect of dilutive securities:
Potentially dilutive shares resulting from stock plans	701	537	525	548
Denominator for diluted earnings per share - weighted-average shares	49,574	49,231	49,360	49,190
Anti-dilutive equity awards not included in weighted-average common shares—diluted	—	1	—	—

Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$0.36	$0.42	$1.17	$1.00
Diluted	$0.35	$0.41	$1.16	$0.99

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
The Company’s effective tax rates for the three months ended September 30, 2019 and 2018 was 25.4% and 26.1%, respectively, and 25.7% and 26.4% for the nine months ended September 30, 2019 and 2018, respectively. Changes in the effective tax rates for the third quarter and nine months ended September 30, 2019, as compared to the same periods in 2018, were primarily driven by the vesting of equity awards. In addition, changes in the relative taxable income in the countries and states in which the Company operates impact the effective tax rate.
NOTE 17. SEGMENT INFORMATION
The Company has two reportable segments: Office and Lifestyle. The Office reportable segment is comprised of the operations of the Office operating segment. The Lifestyle reportable segment is an aggregation of the Lifestyle, Europe, and Muuto operating segments. All unallocated expenses are included within Corporate.

The Office segment includes a complete range of workplace products that address diverse workplace planning paradigms in North America and Europe. These products include: office systems furniture, seating, storage, tables, desks and KnollExtra® accessories. The Office segment includes DatesWeiser and Fully. DatesWeiser, known for its sophisticated meeting and conference tables and credenzas, sets a standard of design, quality and technology integration. Fully is an e-commerce furniture brand selling height-adjustable desks, ergonomic chairs and accessories principally for individual home offices and small businesses.
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

The tables below present the Company’s segment information with Corporate costs excluded from reporting segment results. Prior year amounts have been recast to conform to the current presentation (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
SALES
Office	$219.1	$200.6	$644.5	$580.3
Lifestyle	137.4	127.1	412.1	367.3
Knoll, Inc.	$356.5	$327.7	$1,056.6	$947.6
INTERSEGMENT SALES (1)
Office	$0.6	$0.4	$1.5	$1.4
Lifestyle	2.2	2.6	7.2	8.0
Knoll, Inc.	$2.8	$3.0	$8.7	$9.4
OPERATING PROFIT
Office (2)	$18.3	$15.5	$46.8	$34.7
Lifestyle	25.0	22.7	71.3	63.8
Corporate (3)	(6.6)	(5.3)	(18.3)	(18.3)
Knoll, Inc.	$36.7	$32.9	$99.8	$80.2

_______________________________________________________________________________
(1) Intersegment sales are presented on a cost-plus basis, which takes into consideration the effect of transfer prices between legal entities.
(2) Knoll recorded restructuring charges of $0.1 million and $0.2 million during the three and nine months ended September 30, 2019, respectively and $1.2 million and $2.6 million during the three and nine months ended September 30, 2018, respectively, within the Office segment related to an organizational realignment that will result in greater operating efficiency and control.
(3) Knoll recorded acquisition costs within the Corporate segment of $0.3 million related to the acquisition of Fully during the three and nine months ended September 30, 2019 and $0.1 million and $1.6 million related to the acquisition of Muuto during the three and nine months ended September 30, 2018.
The changes in the carrying amount of goodwill by reportable segment are as follows (in millions):

	Office Segment	Lifestyle Segment	Total
Balance as of December 31, 2018	$39.1	$281.7	$320.8
Foreign currency translation adjustment	0.2	(8.8)	(8.6)
Goodwill from current year acquisition	17.1	—	17.1
Balance as of September 30, 2019	$56.4	$272.9	$329.3

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
Our efforts to diversify our sources of revenue among our operating segments has not detracted from our continued focus on growing and improving the operating performance of our Office segment. We are looking beyond the traditional office product categories of systems, task seating and storage, to furniture that supports activity areas and the in-between spaces where people meet. We believe that our success in traditional office products gives us an advantage throughout the workplace. Our Rockwell Unscripted collection, as well as Muuto offerings, encompass every product category ranging from seating and lounge to architectural walls and storage. These offerings address the needs of organizations that seek alternatives to the traditional workspace, and are substantially additive to our current product portfolio. Also, with the completion of the Fully acquisition, we are able to access previously unserved direct to consumer and small business workplace markets through an e-commerce platform. In addition to these initiatives, we aim to increase profitability through operational improvements and investments in our physical and technological infrastructure.

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
Results of Operations
Comparison of Consolidated Results for the Three Months Ended September 30, 2019 and 2018

	Three Months Ended September 30,		2019 vs. 2018
	2019	2018	$ Change	% Change
	(Dollars in millions, except per share data)
Net Sales	$356.5	$327.7	$28.8	8.8%
Gross profit	140.4	122.8	17.6	14.4%
Selling, general, and administrative expenses	103.6	88.7	14.9	16.9%
Operating profit	36.7	32.9	3.8	11.4%
Interest expense	5.5	5.0	0.5	53.1%
Pension settlement charge	9.8	0.6	9.2	1,462.4%
Other income, net	(2.5)	(0.2)	(2.3)	50.8%
Income tax expense	6.0	7.2	(1.2)	(16.6)%
Net earnings	17.5	20.3	(2.8)	(24.7)%
Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$0.36	$0.42	$(0.06)	(14.3)%
Diluted	$0.35	$0.41	$(0.06)	(14.6)%
Statistical Data
Gross profit %	39.4%	37.5%
Operating profit %	10.3%	10.0%
Selling, general, and administrative expenses %	29.1%	27.1%
Net Sales
Net sales for the three months ended September 30, 2019 were $356.5 million, an increase of $28.8 million, or 8.8%, from sales of $327.7 million for the three months ended September 30, 2018. Net sales for the Office segment were $219.1 million for the three months ended September 30, 2019, an increase of 9.2%, when compared to the three months ended September 30, 2018. The increase in the Office segment was a driven primarily by an increase in height adjustable table offerings, improved storage system products, continued growth in conference room solutions and the addition of Fully. Net sales for the Lifestyle segment were $137.4 million during the three months ended September 30, 2019, an increase of 8.2%, from the three months ended September 30, 2018. Lifestyle segment sales growth was primarily due to strong growth at Muuto and increased crossover sales in commercial workplace settings.
Gross Profit
Gross profit for the three months ended September 30, 2019 was $140.4 million, an increase of $17.6 million, or 14.4%, from gross profit of $122.8 million for the three months ended September 30, 2018. The increase for the three months ended September 30, 2019 was due primarily to fixed cost leverage in our manufacturing facilities from higher volume absorption, continuous improvement initiatives and price realization, partially offset by commodity inflation and tariffs.
Operating Profit
Operating profit for the three months ended September 30, 2019 was $36.7 million, an increase of $3.8 million, or 11.4%, from operating profit of $32.9 million for the three months ended September 30, 2018. Operating profit as a percentage of sales increased from 10.0% for the three months ended September 30, 2018 to 10.3% for the three months ended September 30, 2019, primarily as a result of the improvement in gross profit, offset by the increase in operating expenses.

Selling, general, and administrative expenses for the three months ended September 30, 2019 were $103.6 million, or 29.1% of sales, an increase of $14.9 million from $88.7 million, or 27.1% of sales, for the three months ended September 30, 2018. The increase was due primarily to higher commission and selling expenses from increased volume, and strategic investments in information technology infrastructure, showrooms, marketing and product development initiatives, and $0.5 million of debt refinancing expense. These increases were partially offset by reductions of restructuring charges of $1.1 million which related to supply chain optimization during the third quarter of 2018.
Interest Expense
Interest expense for the three months ended September 30, 2019 was $5.5 million, an increase of $0.5 million from interest expense of $5.0 million for the three months ended September 30, 2018. The increase was due primarily to higher interest rates in 2019 and realized losses attributable to swap settlements. During the three months ended September 30, 2019 and 2018, our weighted average interest rate was approximately 3.9% and 3.7%, respectively.
Pension Settlement Charge
Pension settlement charge for the three months ended September 30, 2019 was $9.8 million, an increase of $9.2 million from $0.6 million for the three months ended September 30, 2018. Pension settlement charges resulted from the purchase of annuities in connection with the termination and funding of the pension plan for our bargaining unit associates as well as cash payments of lump sum elections. Pension settlement charges during the three months ended September 30, 2018 resulted from cash payments of lump sum elections.
Other Income, net
During the three months ended September 30, 2019 and 2018, other income was $2.5 million and $0.2 million, respectively. The increase in other income was due primarily to foreign exchange gains driven by the appreciation of the US dollar against the Danish Krone in the third quarter of 2019 compared to the third quarter of 2018.
Income Tax Expense
Our effective tax rate was 25.4% for the three months ended September 30, 2019, compared to 26.1% for the three months ended September 30, 2018. The decrease in the tax rate is primarily due to the vesting of equity awards. In addition our effective tax rates are impacted by relative changes in taxable income in the countries and states in which we operate.
Comparison of Consolidated Results for the Nine Months Ended September 30, 2019 and 2018

	Nine Months Ended September 30,		2019 vs. 2018
	2019	2018	$ Change	% Change
	(Dollars in millions, except per share data)
Net Sales	$1,056.6	$947.6	$109.0	11.5%
Gross profit	404.9	349.8	55.1	15.8%
Selling, general, and administrative expenses	304.9	267.0	37.9	14.2%
Operating profit	99.8	80.2	19.6	24.4%
Interest expense	16.2	14.4	1.8	12.7%
Loss on debt extinguishment	0.4	1.4	(1.0)	(70.1)%
Pension settlement charge	10.4	5.2	5.2	98.9%
Other income, net	(4.1)	(7.0)	2.9	(51.6)%
Income tax expense	19.8	17.5	2.3	13.1%
Net earnings	57.1	48.7	8.4	13.9%
Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$1.17	$1.00	$0.17	17.0%
Diluted	$1.16	$0.99	$0.17	17.2%
Statistical Data
Gross profit %	38.3%	36.9%
Operating profit %	9.4%	8.5%
Selling, general, and administrative expenses %	28.9%	28.2%

Net Sales
Net sales for the nine months ended September 30, 2019 were $1,056.6 million, an increase of $109.0 million, or 11.5%, from sales of $947.6 million for the nine months ended September 30, 2018. The increase in sales was driven by strong sales across both of our segments. A $64.2 million increase in our Office segment sales resulting from an increase in height-adjustable tables and improved office system products, as well as continued growth in our conference room solutions. Our Lifestyle segment sales increased $44.8 million, or 12.2%, from the same period in the prior year. This increase was primarily driven by strong volume growth at Muuto and increased crossover sales in commercial workplace settings.
Gross Profit
Gross profit for the nine months ended September 30, 2019 was $404.9 million, an increase of $55.1 million, or 15.8%, from gross profit of $349.8 million for the nine months ended September 30, 2018. As a percentage of sales, gross profit increased from 36.9% for the nine months ended September 30, 2018 to 38.3% for the nine months ended September 30, 2019. This increase was driven mainly by higher volume absorption of fixed costs and continuous improvement initiatives, partially offset by higher tariffs and commodity and transportation inflation during the nine months ended September 30, 2019. The nine months ended September 30, 2018 included an acquisition-related inventory charge of $0.9 million.
Operating Profit
Operating profit for the nine months ended September 30, 2019 was $99.8 million, increase of $19.6 million, or 24.4%, from operating profit of $80.2 million for the nine months ended September 30, 2018. Operating profit as a percentage of sales was 9.4% for the nine months ended September 30, 2019 compared to 8.5% in the nine months ended September 30, 2018, primarily as a result of the improvement in gross profit, offset by the increase in operating expenses.
Selling, general, and administrative expenses for the nine months ended September 30, 2019 were $304.9 million, or 28.9% of sales, compared to $267.0 million, or 28.2% of sales, for the nine months ended September 30, 2018. The increase was due primarily to higher incentive-based compensation resulting from increased volume, strategic investments in sales force headcount, information technology infrastructure and our showrooms.
Operating expenses also included restructuring changes of $0.4 million and $1.4 million in the nine months ended September 30, 2019 and 2018, respectively. The restructuring charges in the nine months ended September 30, 2018 included supply chain optimization expenses of $0.5 million, an organizational realignment in our manufacturing plants of $0.5 million, and an organizational realignment within the sales and customer service functions of $0.3 million.
Interest Expense
Interest expense for the nine months ended September 30, 2019 was $16.2 million, an increase of $1.8 million from interest expense of $14.4 million for the nine months ended September 30, 2018. During the nine months ended September 30, 2019 and 2018, our weighted average interest rate was approximately 4.0% and 3.5%, respectively. In addition to the higher weighted-average interest rate, average outstanding debt levels were higher in the current period.
Loss on Extinguishment of Debt
We recorded a loss on extinguishment of debt of $0.4 and $1.4 million for the nine months ended September 30, 2019 and 2018, respectively, resulting from the amendment of our credit agreement in August of 2019 and the refinancing of our credit facility in January of 2018. Both periods include a $0.4 million loss on previously recorded and unamortized deferred financing fees and the nine months ended September 30, 2018 also includes $1.0 million of fees paid to creditors for the refinancing.

Pension Settlement Charge
Pension settlement charge for the nine months ended September 30, 2019 was $10.4 million, an increase of $5.2 million from $5.2 million for the nine months ended September 30, 2018. Pension settlement charges resulted primarily from annuities purchased to terminate the pension plan for bargaining unit employees combined with cash payments of lump sum elections for both the union and non-union plans during the nine months ended September 30, 2019, and the purchase of annuities for certain pension plan retirees as well as cash payments from lump sum elections in the nine months ended September 30, 2018.
Other Income, net
Other income for the nine months ended September 30, 2019 was $4.1 million, a decrease of $2.9 million from $7.0 million for the nine months ended September 30, 2018. The decrease in other income, net for the nine months ended September 30, 2019 from the prior year period was primarily due to foreign exchange losses during the nine months ended September 30, 2019 compared to foreign exchange gains during the nine months ended September 30, 2018. Additionally, other income was reduced by lower net periodic benefit income from the Company's pension and other post-employment benefit plans in the first nine months of 2019 compared to the prior year period.
Income Tax Expense
Our effective tax rate was 25.7% for the nine months ended September 30, 2019, compared to 26.4% for the nine months ended September 30, 2018. The decrease in the tax rate is primarily due to the vesting of equity awards. In addition our effective tax rates are impacted by relative changes in taxable income in the countries and states in which we operate.
Segment Reporting
The Company has two reportable segments: Office and Lifestyle.
The Office segment includes a complete range of workplace products that address diverse workplace planning paradigms in North America and Europe. These products include: office systems furniture, seating, storage, tables, desks and KnollExtra® accessories. The Office segment includes DatesWeiser and Fully. DatesWeiser, known for its sophisticated meeting and conference tables and credenzas, sets a standard of design, quality and technology integration. Fully is an e-commerce furniture brand selling height-adjustable desks, ergonomic chairs and accessories principally for individual home offices and small businesses.
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

Comparison of Segment Results for the Three Months Ended September 30, 2019 and 2018

	Three Months Ended September 30,		2019 vs. 2018
	2019	2018	$ Change	% Change
	(Dollars in millions)
SALES
Office	$219.1	$200.6	$18.5	9.2%
Lifestyle	137.4	127.1	10.3	8.2%
Knoll, Inc.	$356.5	$327.7	$28.8	8.8%
OPERATING PROFIT
Office	$18.3	$15.5	$2.8	18.6%
Lifestyle	25.0	22.7	2.3	9.7%
Corporate	(6.6)	(5.3)	(1.3)	24.5%
Knoll, Inc.	$36.7	$32.9	$3.8	11.4%
_______________________________________________________________________________
Office
Net sales for the Office segment for the three months ended September 30, 2019 were $219.1 million, an increase of $18.5 million, or 9.2%, when compared with the three months ended September 30, 2018. This increase was driven primarily by an increase in sales from height adjustable tables, conference room solutions, and improved storage systems, as well as continued growth from ancillary products. Operating profit for the Office segment in the three months ended September 30, 2019 was $18.3 million, an increase of $2.8 million, or 18.6%, from $15.5 million when compared with the three months ended September 30, 2018. The increase was due primarily to increased sales volume and continuous improvement initiatives, partially offset by commodity inflation, higher incentive-based compensation from increased volume, and strategic investments in increased sales force headcount, information technology infrastructure and our showrooms.
Lifestyle
Net sales for the Lifestyle segment for the three months ended September 30, 2019 were $137.4 million, an increase of $10.3 million, or 8.2%, when compared with the three months ended September 30, 2018. The increase was due primarily to volume growth from increased crossover penetration into commercial workplace settings. Operating profit for the Lifestyle segment in the three months ended September 30, 2019 was $25.0 million, an increase of $2.3 million, or 9.7%, from $22.7 million when compared with the three months ended September 30, 2018. The increase in Operating profit was due primarily to volume growth, partially offset by commodity inflation and strategic investments in sales force headcount and showrooms.
Corporate
Corporate costs for the three months ended September 30, 2019 were $6.6 million, an increase of $1.3 million, when compared with the three months ended September 30, 2018. The increase was due primarily to acquisition costs and costs incurred in connection with amending and extending the Amended Credit Facility.

Comparison of Segment Results for the Nine Months Ended September 30, 2019 and 2018

	Nine Months Ended September 30, 2019		2019 vs. 2018
	2019	2018	$ Change	% Change
	(Dollars in millions)
SALES
Office	$644.5	$580.3	$64.2	11.1%
Lifestyle	412.1	367.3	44.8	12.2%
Knoll, Inc.	$1,056.6	$947.6	$109.0	11.5%
OPERATING PROFIT
Office	$46.8	$34.7	$12.1	34.9%
Lifestyle	71.3	63.8	7.5	11.8%
Corporate	(18.3)	(18.3)	—	—%
Knoll, Inc. (1)	$99.8	$80.2	$19.6	24.4%
_______________________________________________________________________________
(1) The Company does not allocate interest expense or other expense (income), net, with the exception of pension expense, to the reportable segments.
Office
Net sales for the Office segment for the nine months ended September 30, 2019 were $644.5 million, an increase of $64.2 million, or 11.1%, when compared with the nine months ended September 30, 2018. The increase in the Office segment was due primarily to an increase in sales from height adjustable tables, conference room solutions, and improved storage systems, as well as continued growth from ancillary products. Operating profit for the Office segment in the nine months ended September 30, 2019 was $46.8 million, an increase of $12.1 million, or 34.9%, when compared with the nine months ended September 30, 2018. The increase in operating profit for the Office segment was due primarily to increased sales volume and continuous improvement initiatives, partially offset by commodity and transportation inflation, higher incentive-based compensation from increased volume, and strategic investments in increased sales force headcount, information technology infrastructure and our showrooms.
Lifestyle
Net sales for the Lifestyle segment for the nine months ended September 30, 2019 were $412.1 million, an increase of $44.8 million, or 12.2%, when compared with the nine months ended September 30, 2018. This increase was due primarily to volume growth primarily from crossover penetration into commercial workplace settings. Operating profit for the Lifestyle segment in the nine months ended September 30, 2019 was $71.3 million, an increase of $7.5 million, or 11.8%, when compared with the nine months ended September 30, 2018. The increase in operating profit was driven primarily by volume growth, partially offset by additional investment spending in product launches and showrooms combined with commodity and transportation inflation and strategic investments in sales force headcount.
Corporate
Corporate costs for the nine months ended September 30, 2019 were $18.3 million, unchanged when compared with the nine months ended September 30, 2018. Costs incurred in connection with amending and extending the Amended Credit Facility were offset by lower acquisition costs.

Liquidity and Capital Resources
The following table highlights certain key cash flows and capital information pertinent to the discussion that follows:

	Nine Months Ended September 30,
	2019	2018
	(in millions)
Cash provided by operating activities	$98.1	$63.8
Capital expenditures, net	(32.4)	(21.3)
Purchase of business, net of cash acquired	(30.9)	(308.0)
Cash used in investing activities	(63.3)	(329.3)
Proceeds from revolving credit facilities	350.5	409.0
Repayment of revolving credit facilities	(336.5)	(287.5)
Proceeds of term loans	—	395.1
Repayment of term loans	(12.8)	(224.1)
Payment of dividends	(24.5)	(22.7)
Purchase of common stock for treasury	(3.3)	(4.4)
Payment of financing fees	(1.4)	(4.6)
Payment of fees related to debt extinguishment	—	(1.0)
Cash (used in) provided by financing activities	(28.0)	259.8
We have historically funded our business through cash generated from operations, supplemented by debt borrowings. Available cash is primarily used for our working capital needs, ongoing operations, capital expenditures, the payment of quarterly dividends, and the repurchase of shares. Our capital expenditures are primarily related to investments in the improvement of our operating efficiency, innovation and modernization, showroom investment, new product tooling, manufacturing equipment and technology infrastructure. During the nine months ended September 30, 2019, we made quarterly dividend payments of $0.15 per share in the first quarter and $0.17 per share in each of the second and third quarters, returning $24.5 million of cash to our shareholders, which includes the payment of accrued dividends on share-based awards that vested during the period.
Cash provided by operating activities was $98.1 million for the nine months ended September 30, 2019 compared to $63.8 million for the nine months ended September 30, 2018. For the nine months ended September 30, 2019, cash provided by operating activities consisted primarily of $108.3 million from net income. The cash provided by operations is also reflective of various non-cash charges, including $28.8 million of depreciation and amortization, $10.4 million of pension settlement charges and $7.7 million of stock-based compensation, partially offset by $10.2 million of unfavorable changes in working capital. For the nine months ended September 30, 2018, cash provided by operating activities consisted of $89.3 million from net income and various non-cash charges, including $26.1 million of depreciation and amortization and $6.7 million of stock based compensation, partially offset by $25.5 million of unfavorable changes in working capital driven primarily by increased inventory purchases and increased accounts receivable from higher sales.
Cash used in investing activities in the nine months ended September 30, 2019 and 2018, was $63.3 million and $329.3 million, respectively. Capital expenditures were $32.4 million and $21.3 million for the nine months ended September 30, 2019 and 2018, respectively, related to showroom investments, operating expenditures from maintenance activities and investments in lean initiatives, and our continued commitment to optimizing our information technology infrastructure. The nine months ended September 30, 2018 includes the purchase of Muuto of $303.7 million, net of cash acquired, in January 2018.
Cash used in financing activities was $28.0 million for the nine months ended September 30, 2019 compared to cash provided by financing activities of $259.8 million for the nine months ended September 30, 2018. For the nine months ended September 30, 2019 and September 30, 2018, we used $3.3 million and $4.4 million, respectively, for share repurchases, and used $24.5 million and $22.7 million of cash, respectively, to fund dividend payments to our shareholders. During the nine months ended September 30, 2019, we repaid $12.8 million of our outstanding term loans and had net borrowings under our revolving credit facility of $14.0 million. We also amended our Amended Credit Facility in August 2019 to extend the term and amend certain interest rates. We paid fees of $1.9 million related to the amendment, of which $1.4 million was capitalized and $0.5 million was expensed in selling, general and administrative expenses.

During the nine months ended September 30, 2018, the proceeds from our term loans and revolving credit facilities under our Amended Credit Facility of $350.5 million and $282.0 million, respectively, were used to finance a portion of the Muuto acquisition, repay the outstanding balance on the term loans of our Existing Credit Facility of $165.0 million and fund our working capital needs. We amended and extended our Existing Credit Facility in January 2018, and paid $5.5 million of fees related to the issuance of the Amended Credit Facility, of which $4.5 million was capitalized as deferred financing fees and $1.0 million was expensed as a loss on debt extinguishment.
At September 30, 2019 and December 31, 2018, we had the following resources available to us to support our business (in millions):

	September 30, 2019	December 31, 2018
Cash	$8.3	$1.6
Availability under revolving credit facility	$246.4	$260.3
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
We also have risk in our exposure to certain materials and transportation costs. Steel, leather, wood products and plastics are all used in our products. For the nine months ended September 30, 2019, we estimated that materials inflation was approximately $4.5 million and transportation inflation approximately $3.3 million. During the nine months ended September 30, 2018, we estimated that materials inflation was approximately $4.4 million and transportation inflation was approximately $8.1 million, respectively. We continue to work to offset price increases in raw materials and transportation through our global sourcing initiatives, cost improvements and price increases to our products.
Interest Rate Risk
At September 30, 2019, we had $462.2 million in principal of variable rate debt. We have entered into an interest rate swap agreement which fixes the interest rate for an initial notional amount of $300 million of our variable rate debt which decreases over time by $50 million increments, matures in January 2023 and effectively fixes our interest rate at 2.63%. Our remaining variable rate debt of $162.2 million is subject to changes in underlying interest rates, and, accordingly, our interest payments will fluctuate. During 2019, a 1% change in interest rates would result in a change in interest expense of approximately $1.6 million per year. As the notional amount of the swap decreases, each $50 million decrease in the notional amount would be exposed to interest rate fluctuations, and a one percent change in interest rates would change interest expense by an additional $0.5 million.
Foreign Currency Exchange Rate Risk
We manufacture our products in the United States, Canada and Italy, and sell our products primarily in those markets as well as in other countries. Our foreign sales and certain expenses are transacted in foreign currencies. Our production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. Additionally, as our reporting currency is the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the Canadian Dollar the Euro, and the Danish Krone. Approximately 16.8% and 18.4% of our revenues in the nine months ended September 30, 2019 and 2018, respectively, and 26.8% and 29.0% of our cost of goods sold in the nine months ended September 30, 2019 and 2018, respectively, were denominated in currencies other than the U.S. dollar. Foreign currency exchange rate fluctuations from transaction and translation activity resulted in a net loss of $0.6 million and a net gain of $1.1 million for the nine months ended September 30, 2019 and 2018, respectively.
From time to time, we enter into foreign currency hedges to manage our exposure to foreign exchange rates. The terms of these contracts are typically one month or less. The net gain or loss upon settlement is recorded as a component of other income, net.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. We, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report (September 30, 2019) (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, our principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. Our aforementioned principal executive officer and principal financial officer have concluded that there were no other changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For the nine months ended September 30, 2019, there have been no new material legal proceedings or material changes in the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
ITEM 1A. RISK FACTORS
For the nine months ended September 30, 2019, there have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS
Repurchases of Equity Securities
The following is a summary of share repurchase activity during the nine months ended September 30, 2019.
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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
July 1, 2019 - July 31, 2019	—	$—	—	$32,352,413
August 1, 2019 - August 31, 2019	—	$—	—	$32,352,413
September 1, 2019 - September 30, 2019	—	$—	—	$32,352,413
Total	—		—
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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three and nine months ended September 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

* The Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOLL, INC.
(Registrant)

Date:	November 8, 2019
	By:	/s/ Andrew B. Cogan
Andrew B. Cogan
Chairman and Chief Executive Officer

Date:	November 8, 2019
	By:	/s/ Charles W. Rayfield
Charles W. Rayfield
Chief Financial Officer
(Principal Financial Officer)