Form 10-K
period 2019-12-31
KNOLL INC
filed 2020-02-21
CIK 1011570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐    No ☒
As of June 30, 2019, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $1,128,501,610 based on the closing sale price as reported on the New York Stock Exchange.
As of February 19, 2020, there were 49,804,496 shares (including 742,559 shares of non-voting restricted shares) of the Registrant's common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement for its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this report on Form 10-K to the extent stated therein.

PART I
ITEM 1. BUSINESS
General
Knoll, Inc. (“Knoll,” the “Company,” “we,” “us,” “our”) is a leading global manufacturer of commercial and residential furniture, accessories, lighting and coverings, including textiles, felt and leather. Our constellation of design-driven brands coupled with our perspectives on space planning allow our clients to create inspired modern interiors. Simply stated, we provide the furnishings to bring the beauty and benefits of modern design to the way we live and work. Our businesses represent a diversified portfolio that responds to evolving trends and performs throughout business cycles, sharing reputations for high-quality and sophistication. To the architects and designers we work with, to our clients in the commercial, education, healthcare and government sectors, and to the many consumers we reach, Knoll represents a commitment to innovative solutions and an unmatched heritage of modern design.
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
The Office segment addresses diverse workplace planning paradigms in domestic and international markets, creating high-quality performing spaces with open plan and private furniture, architectural elements, collaborative and ergonomic seating and modular storage. Product categories include: office systems furniture, seating, storage, tables, desks and KnollExtra® accessories. The Office segment includes DatesWeiser®, known for signature spaces with refined and flexible conference furniture platforms that set a standard of design, quality and technology integration, as well as Fully®, which offers standing desks, high-performance adjustable height desks, ergonomic chairs and accessories principally for individual home offices and small businesses.
The Lifestyle segment includes KnollStudio®, HOLLY HUNT®, KnollTextiles®, Spinneybeck® | Filzfelt®,Edelman® Leather and Muuto®. KnollStudio products, which are distributed in North America, Europe, the Middle East and Asia, include iconic seating, lounge furniture, side, café and dining chairs as well as conference, training, dining and occasional tables, lighting, rugs, textiles, high-quality fabrics, felt, leather and related architectural products. The Lifestyle segment products represent an important part of our workplace business.
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
For further information regarding our segments see the section below and Note 21 in the accompanying financial statements.
Strategy
We draw on our constellation of businesses and brands to provide products and designs that meet the needs of our customers. Our offerings range from our classic signature pieces to our ancillary products which include the Rockwell Unscripted® collection by The Rockwell Group, the vast product portfolio of Muuto and the products of our most recent acquisition of Fully; from dramatic textiles, to Filzfelt architectural products for acoustical control. We solve a variety of needs for each customer, and our goal for each engagement is to maximize the opportunity from the start. To that end, we deploy strategic programs to better synchronize our office and lifestyle teams and resources to deliver a single compelling customer experience. We also continue to invest in technology for our dealer partners to make it easier to do business with Knoll.

Our growth strategy also focuses on specific international markets where we can significantly build our share, such as Canada, Mexico, Europe, Asia, the Middle East, and selected under-penetrated areas across the globe where there is a concentration of discerning clients.
Office Segment
Maximizing the sales growth and profitability of Office, our largest segment, has been a continuing priority. With respect to growth in our Office segment, a variety of initiatives will contribute to making this growth possible: broadening our Workplace products portfolio; enhancing sales coverage strategically, including a focus on global accounts; and capturing a greater share of our dealer's ancillary sales. At the same time, we aim to increase profitability through operational improvements and investments in our infrastructure. The acquisition of Fully in August 2019 provides the Office segment with a high-quality, cost-effective complement to our portfolio of office solutions, while also broadening our consumer market through an e-commerce platform. Our lean manufacturing initiative, combined with continued modernization of our facilities, is allowing us to progressively deliver on this goal.
The commercial market has shifted dramatically in the last decade. As clients are readdressing the relationship between individual and collaborative, shared spaces, they are reducing the footprint of individual workstations and investing in more ancillary furniture. Knoll is committed to maintaining our leadership in open floor-plan workspaces and private offices, while inventing and innovating new ways for people to work. Our constellation of businesses positions us well to deliver in the evolving work environment, where people choose how and where they work throughout the day, as the traditional boundaries between residential and workplace products blur, and the importance of a total environment outshines any one particular element.
We are looking beyond traditional office product categories - systems, task seating and storage - to furniture for shared spaces and the in-between spaces where people meet. We believe that our success in our traditional office products gives us an advantage throughout the workplace. As we design new products suited to these more flexible spaces, we are also responding to demands at different price points with different materials and finishes. Our Rockwell Unscripted™ collection, including Creative Wall®, continued to receive enthusiastic recognition at the 2019 Knoll Design Days trade show for addressing the idea of a hospitality work experience. Rockwell Unscripted brings a sense of theater and play to the workplace, putting people at the center of the work life experience and creating a warm and welcoming place where people want to be. Rockwell Unscripted Creative Wall has been successful in allowing clients to delineate space in the open environment, creating spaces for teams or individuals to focus and work. Our breath of height-adjustable tables, including k.TM Stand, k.TM bench, Tone® and Antenna® Telescope® continue to receive national industry recognition for its straightforward and adaptable concept that delivers a clean, compact workstation solution with intuitive adjustments and people centered design.
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
Our principal Knoll Office product lines, described below, include systems furniture, seating, storage, tables, desks and KnollExtra ergonomic accessories. The Office segment comprised approximately 61.2% of our sales in 2019, 60.1% of our sales in 2018, and 63.8% of our sales in 2017.
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

Knoll systems furniture product lines include these panel, spine, technology wall and desk-based planning models:
•Rockwell Unscripted ®
•Antenna® Workspaces
•AutoStrada®
•Currents®
•Dividends Horizon®
•Reff® Profiles
Seating
We constantly research and assess the general office seating market and offer a range of work chairs that are diverse in scale, aesthetic and performance, and enhances Knoll’s reputation for ergonomics and value. The result is an increasingly innovative, versatile seating collection consistent with the Knoll brand.
Clients evaluate work chairs based on ergonomics, aesthetics, comfort, quality and affordability - all Knoll strengths. We offer market leading, high quality office chairs at a range of price points, performance levels and materials.
Our principal seating product lines include:
•LIFE®
•Generation by Knoll®
•MultiGeneration by Knoll®
•ReGeneration by Knoll®
•Remix™
•Ollo™
Files and Storage
Our files and storage products, featuring the Template®, Calibre®, Series 2™ and Quion® product lines, are designed with unique features to maximize storage capabilities and personalization throughout the workplace. Our core files and storage products consist of lateral files, mobile pedestals and other storage units, bookcases and overhead cabinets.
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
•Quion®
Desks and Tables
We offer collections of adjustable tables as well as meeting, conference, training, dining, stand-alone and table desks.
Our Tone™, Upstart® and Antenna® Simple Tables and Rockwell Unscripted® product lines include adjustable, work, meeting, conference and training tables. Tone, a comprehensive collection of height-adjustable tables compatible with the Dividends Horizon, Antenna Workspaces, and Reff Profiles systems. Tone features a wide range of support and adjustment options that integrate seamlessly with Knoll open plan, private office and activity spaces furniture, or are used independently to create flexible work areas. We also expanded the Reff Profiles product line with a series of meeting tables. Our k. bench and k. stand products offer height-adjustable tables, which are easy to specify, assemble and use, offer an expanded price point option for today's office needs.

DatesWeiser
Our Office segment includes DatesWeiser which produces refined and flexible high-end contemporary conference furniture product platforms, including HiGHLiNE®, that feature a broad range of finishes across wood, metal, glass and stone. DatesWeiser's customers tend to be within the elite professional services markets. DatesWeiser's product offerings specialize in solutions to meet the needs of business interiors.
Fully
Our Office segment includes Fully which focuses on a human-centered approach to the workplace with adjustable height tables, seating and accessories designed to create a healthy, supportive workplace. Fully, a certified B Corp, offers standing desks, high-performance adjustable height desks, ergonomic chairs and accessories principally for individual home offices and small businesses. Fully is a direct-to-consumer, office furniture brand that addresses the small business and consumer markets through an e-commerce platform.
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
Lifestyle Segment
The Lifestyle segment includes KnollStudio, HOLLY HUNT, Muuto, KnollTextiles, Spinneybeck | Filzfelt, and Edelman Leather. KnollStudio® products, which are distributed primarily in North America and Europe, include iconic seating, lounge furniture, side, café and dining chairs as well as conference, training, dining and occasional tables. HOLLY HUNT is known for high quality residential furniture, lighting, rugs, textiles and leathers. In addition, HOLLY HUNT also includes Vladimir Kagan Design Group, a renowned collection of modern luxury furnishings. The KnollTextiles, Spinneybeck | FilzFelt, and Edelman Leather businesses provide a wide range of customers with high-quality fabrics, felt, leather and related architectural products. Muuto rounds out the Lifestyle segment with its ancillary products and affordable luxury furnishings, which includes seating, lounge furniture, dining and occasional tables, lighting and accessories. These various offerings allow the Lifestyle segment to provide products for an all-encompassing “resimercial”, high performance workplaces, as well as furnish a range of living spaces from uber to affordable-luxury living spaces.
KnollStudio
Drawing upon Knoll's iconic heritage, KnollStudio elevates residential and commercial environments with inspiring and iconic designs that embody quality and craftsmanship.
For over eighty years, Knoll has worked with celebrated architects and designers from around the world, including Ludwig Mies van der Rohe, Marcel Breuer, Harry Bertoia, Eero Saarinen, Isamu Noguchi, Warren Platner, Frank Gehry, Maya Lin and Richard Schultz, among others. Many of their designs have remained in production since their initial launch, while others have been mined from the archives and re-imagined in recent years for a contemporary audience.
Today, KnollStudio works with today's most innovative thinkers worldwide to bring exceptional modern design to the home and office, collaborating with groundbreaking contemporary designers and architects including David Adjaye, Edward Barber, Mark Krusin, Piero Lissoni, Marc Newson and Jay Osgerby, to create future classics for residential and commercial markets. Signature KnollStudio designs display elevated detailing, artistry and comfort, across price points, and often draw designers and customers into the larger Knoll constellation of brands. Moving forward, KnollStudio has a multi-year strategy to build its classics portfolio by mining its archive and adding new finishes, as well as to grow its contemporary collections for both home and office with innovative designs by the new voices of today.
Our principal KnollStudio product lines include seating, storage, lounge furniture, side, café and dining chairs as well as conference, dining, training and occasional tables. While KnollStudio designs represent different viewpoints and eras, they all embrace a Modernist aesthetic. As a result, designers can integrate our ensemble of products into harmonious and inspiring settings furnished entirely with Knoll products.

With the trend towards residentially-inspired workplaces, KnollStudio products have gained cross-over appeal between residential and workplace. In North America, the workplace ancillary sales team continues to expand in size and reach, with a focus on corporate projects, hotels and restaurants, as well as government and educational institutions. To grow its residential channel, KnollStudio has expanded its audience in recent years through a to-the-trade showroom in New York City's Decoration & Design building, branded flagship Knoll Home Design Shops in New York City and Los Angeles, as well as the knoll.com website, which reach retail consumers and designers alike. Additionally, the company continues to invest in the Knoll Space retail sales program, which brings consumers the best of Knoll furnishings for their home and home office, through approximately 50 specialty retailers and e-tailers throughout the United States and Canada.
In addition to our presence in North America, KnollStudio is represented by showrooms in Paris, London and Milan and through our exclusive network of retailers throughout Europe and Asia. Our presence in the European market pursues the Company’s objective of offering design, innovation, functional excellence and quality, and extending our reach into all markets through an intensive network of selected dealers.
HOLLY HUNT
Known for a look that is consistently at the forefront of style and quality, our HOLLY HUNT showrooms and collections lead the industry in luxury home furnishings. The company designs, produces and showcases high-quality, custom design pieces for the most exquisite interior spaces and properties around the globe, including indoor and outdoor furniture, lighting, rugs, wall covering, textiles, leathers, art and accessories.  As both a premier provider and distributor of furnishings, HOLLY HUNT continues to expand our reach into the high-end, "to-the-trade" residential marketplace. Our strategy continues to focus on premium product category expansion and optimizing best-in-class client and operational service levels across domestic, international and digital trade channels.  There are fourteen HOLLY HUNT-owned showrooms in the US and London, along with partner showrooms in major markets, and an expanding international presence.
KnollTextiles
Our Lifestyle segment includes KnollTextiles, renowned for enriching spaces with color, pattern and textures. In addition to a direct sales force, KnollTextiles distributes its products through a showroom in New York City's Decoration & Design building, Knoll consumer retail spaces in New York City and Los Angeles and through the knolltextiles.com website. KnollTextiles products appeal to contract, hospitality, education and residential clients and we offer a full range of products in the Modernist tradition from upholstery and drapery to wall coverings and healthcare curtains including some of the industry's most technically advanced materials. Our KT Collection of upholstery marries classic modern design for everyday use, in a range of high-performance patterns and textures. Against the backdrop of the rich and storied work of Florence Knoll, KnollTextiles combines beauty and function, producing fresh perspectives for contemporary interiors.
Spinneybeck | FilzFelt
Our Lifestyle segment includes Spinneybeck | FilzFelt which has expanded from being exclusively a supplier of raw material to a provider of leather, felt, plaster, cork and wood finished products that enhance the architectural and acoustic experience of commercial, education and hospitality settings. The same trends that have been transforming Knoll Office workspaces have created new opportunities for architectural and acoustic products that offer flexible space division and sound control. Spinneybeck and FilzFelt have evolved, respectively, from an upholstery leather company and 100% wool felt provider that meets the demand for new and renewable materials to a comprehensive natural materials resource. This approach provides specifiers and clients with architectural and acoustic solutions that leverage the opportunity for more large-scale orders. Our full Spinneybeck | Filzfelt assortment includes upholstery and wall coverings, modular acoustic wall tiles and panels, ceiling baffles and screens.
Edelman Leather
Our Lifestyle segment includes Edelman Leather which offers beautiful, natural leathers for the global design community. Edelman is a "to-the-trade" supplier and goes to market by leveraging eight branded showrooms and sales representation around the world. Edelman successfully expanded beyond leather coverings by offering rug furnishings through its distribution partner Ruckstuhl. Edelman is also developing new leather coverings for the hospitality business, offering quality within the financial constraints of today’s hotels and restaurants.

Muuto
The acquisition of Muuto in January 2018 added a resimercial, design-driven provider of affordable luxury furniture, lighting and accessories for the workplace and home to our Lifestyle segment. Muuto is rooted in Scandinavian design traditions characterized by enduring aesthetics, functionality, craftsmanship and an honest expression. Muuto products pair seamlessly with the range of modern Knoll designs, offering an expanded breadth and depth of affordable luxury products with forward-looking ideas to reflect today's work and lifestyles, and particular appeal to a younger generation of architects, designers and clients seeking a homier, more relaxed aesthetic.
Muuto's principal furniture product lines include:
•Outline Series
•Nerd Series
•The Dots Series
•Fiber Chairs
•Visu Chairs
The Lifestyle segment represented approximately 38.8% of our sales in 2019, 39.9% of our sales in 2018, and 36.2% of our sales in 2017.
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
Our broad range of workplace research, which explores the connection between workspace design and human behavior, health and performance, and the quality of the user experience, drives our workplace product development initiatives. Recent research initiatives include a study of acoustics in the workplace as well as a new way to think about space, referred to as Immersive Planning, and contributed to the development of Rockwell Unscripted.
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

We have aligned our sales force to target strategic areas of opportunity to include global accounts, healthcare, higher education and others. We have also placed sales representatives and technical specialists into certain dealerships to support programs such as Knoll Essentials, which is described below. We expanded our sales force to cover a more dispersed market which has shifted to include increased small to mid-size projects and fewer large projects. Additionally, we have provided specification tools to our dealers and sellers that enable them to share with our clients real time visual simulations and renderings from our complete product offerings.
In addition to coordinating sales efforts with the sales representatives, our dealers generally handle project management, installation and maintenance for client accounts after the initial product selection and sale. Although many of these dealerships also carry products of other manufacturers, they have agreed not to act as dealers for our principal direct competitors. We have not experienced significant dealer turnover. Our dealers' substantial commitment to understanding our product lines, and their strong relationships with us, serve to discourage dealers from changing vendor affiliations. We are not significantly dependent on any one dealer, the largest of which accounted for approximately 6.5%, 4.8%, and 4.6%, of our North American sales in 2019, 2018, and 2017, respectively.
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
Sales to U.S. and state and local government agencies, respectively, aggregated approximately 4.5% and 7.1%, respectively, of our consolidated sales in 2019. The U.S. government typically can terminate or modify any of its contracts with us either for its convenience or if we default by failing to perform under the terms of the applicable contract.
Our residential sales are sold through a global network of showrooms, e-commerce, retail stores and independent dealers. Our clients range from “to the trade” professionals, such as interior designers, to individual consumers.
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
Manufacturing and Operations
Our global supply chain manufactures and assembles products to specific customer orders and operates all facilities under a philosophy of continuous improvement and lean manufacturing. Our Office segment is supported by operational and administrative facilities in Canada, Italy, Michigan, Oregon and Pennsylvania. The Lifestyle Segment is supported by sites in Connecticut, Illinois, Italy, New York, Pennsylvania, Denmark and Texas. In addition, we utilize many third parties to produce a variety of our Office and Lifestyle designs.
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
In January 2020, we announced that we will consolidate our manufacturing footprint in North America, resulting in the closure of our Grand Rapids, Michigan manufacturing facility. We have elected to undergo this restructuring in order to reduce our structural costs and better optimize our North American manufacturing footprint and supply chain. See Note 22, Subsequent Events, of Notes to the Consolidated Financial Statements for further information.
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
Backlog
As of December 31, 2019 and 2018, the company's backlog of unfilled orders was $249.6 million and $249.7 million, respectively. We expect that substantially all the orders comprising the backlog at December 31, 2019, will be filled during the next fiscal year. Many orders received by the Company are reflected in the backlog for only a short period while other orders specify delayed shipments and are carried in our backlog for up to one year. Accordingly, the amount of the backlog at any particular time does not necessarily indicate the level of net sales for a particular succeeding period.
Competition
The markets in which we compete are highly competitive. We compete on the basis of (i) product design, including performance, ergonomic and aesthetic features; (ii) product quality and durability; (iii) relationships with clients, architects and designers; (iv) strength of dealer and distributor network; (v) on-time delivery and service performance; (vi) commitment to environmental standards by offering products that help clients achieve LEED® (Leadership in Energy and Environmental Design) certified facilities and minimize environmental impact; and (vii) price. We estimate that our share of the North American workplace market in 2019 and 2018 was 7.8% and 7.5%, respectively.
Some of our workplace competitors, especially those in North America, are larger and have significantly greater financial, marketing, manufacturing and technical resources than us. Our most significant competitors in primary markets are Herman Miller, Inc., Steelcase, Inc., Haworth, Inc. and, to a lesser extent, Teknion Corporation and Allsteel, Inc., an operating unit of HNI Corporation. These competitors have a substantial volume of furniture installed at businesses throughout North America, providing a continual source of demand for further products and enhancements. Moreover, the products of these competitors have strong acceptance in the marketplace. For Muuto, we also compete against smaller open-line brands that can be sold through our own dealers. Despite our competitors' strength in the marketplace, we believe that we have been able to compete successfully in the markets to date.
Competition in the residential sector is much more fragmented than in the workplace market. Our Lifestyle businesses serve the mid-to high-end of the market, but compete against many companies, none of which has a dominant market share.
Patents and Trademarks
We consider securing and protecting our intellectual property rights to be important to the business. We own approximately 59 active U.S. utility patents on various components used in our products and systems and approximately 184 active U.S. design patents. We also own approximately 494 patents and design rights in various foreign countries. The scope and duration of our patent protection varies throughout the world by jurisdiction and by individual product. In particular, patents for individual products extend for varying periods of time according to the date a patent application is filed, the date a patent is granted and the term of patent protection available in the jurisdiction granting the patent (generally 20 years from the date of filing in the U.S., for example). We believe that the duration of the applicable patents we are granted is adequate relative to the expected lives of our products. We own approximately 106 trademark registrations in the U.S., including registrations to the following trademarks, as well as related stylized depictions of the Knoll word mark: Knoll®, KnollExtra®, Knoll Luxe®, KnollStudio®, KnollTextiles®, Good Design Is Good Business®, Antenna®, Calibre®, Currents®, Dividends®, Edelman® Leather, Modern Always®, Pixel®, Reff®, Sapper XYZ®, Spinneybeck® Leather, Toboggan®, Generation by Knoll®, Regeneration by Knoll®, MultiGeneration by Knoll®, Remix®, Rockwell Unscripted®, HighLine®, HOLLY HUNT®, GREAT OUTDOORS A HOLLY HUNT COLLECTION®, VLADIMIR KAGAN®, MUUTO® and FULLY®.
We also own approximately 338 trademarks and copyrights registered in foreign countries. The scope and duration of our trademark protection varies throughout the world, with some countries protecting trademarks only as long as the mark is used, and others requiring registration of the mark and the payment of registration (generally ten years from the date of filing in the U.S., for example). In order to protect the indefinite duration, we make filings to continue registration of our trademarks.

In October 2004, we received registered trademark protection in the United States for five iconic furniture designs by Ludwig Mies van der Rohe-the Barcelona Chair, the Barcelona Stool, the Barcelona Couch, the Barcelona Table and the Flat Bar Brno Chair. In 2019, we received similar registered trademark protection for the iconic Eero Saarinen design for the Womb Chair. This protection recognizes the renown of these designs and reflects our commitment to ensuring that when architects, furniture retailers, businesses and individuals purchase a Ludwig Mies van der Rohe design, they are acquiring the authentic product, manufactured in accordance with the designer's historic specifications. Barcelona® is a registered trademark in the U.S., Canada and European Community owned by Knoll, Inc.
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
Employees
As of December 31, 2019, we employed a total of 3,734 people, consisting of 1,891 hourly and 1,833 salaried employees. The Grand Rapids, Michigan plant is the only unionized plant within North America and has an agreement with the Carpenters Union, Local 1615, of the United Brotherhood of Carpenters and Joiners of America, Affiliate of the Carpenters Industrial Council (the “Union”), covering approximately 187 hourly employees or 5.0% of the Company's labor force. The Collective Bargaining Agreement was entered into on May 1, 2018 and expires in April 2022. We expect the agreement to terminate as during the second quarter of 2020 due to the previously announced closure of the Grand Rapids, Michigan facility announced in January 2020. From time to time, there have been unsuccessful efforts to unionize at our other North American locations. We believe that relations with our employees are good. Nonetheless, it is possible that our employees may continue attempts to unionize. Certain workers in the facilities in Italy are also represented by unions.
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
Geopolitical uncertainties, terrorist attacks, acts of war, international public health emergencies, natural disasters, increases in energy and other costs or combinations of such and other factors that are outside of our control could at any time have a significant effect on the economy, and, therefore, our business. The occurrence of any of these or similar events in the future could result in downward pressure on the economy, which we would expect to cause demand for our products to decline and competitive pricing pressures to increase.
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
We rely on a network of independent dealers for the joint marketing of our products to small and mid-sized accounts, and to assist us in the marketing of our products to large accounts, particularly in the Office segment. We also rely upon these dealers to provide a variety of important specification, installation and after-market services to our clients. Our dealers operate, generally, under short-term, non-exclusive agreements. There is nothing to prevent our dealers from terminating their relationships with us at the end of contract terms. In addition, individual dealers may not continue to be viable and profitable and may suffer from the lack of available credit. While we are not significantly dependent on any single dealer, our largest dealer accounted for 6.5% of our North American sales in 2019; if dealers go out of business or are restructured, we may suffer losses as they may not be able to pay us for products previously delivered to them. The loss of a dealer relationship could also negatively affect our ability to maintain market share in the affected geographic market and to compete for and service clients in that market until a new dealer relationship is established. Establishing a viable dealer in a market can take a significant amount of time and resources. The loss or termination of a significant dealer or a significant number of dealer relationships could cause significant difficulties for us in marketing and distributing our products, resulting in a decline in our sales.
Currently, one of our largest clients is the U.S. government, a relationship that is subject to uncertain future funding levels and federal procurement laws and requires restrictive contract terms; any of these factors could curtail current or future business.
For the year ended December 31, 2019, we derived approximately 4.5% and 7.1% of our revenue from sales to U.S. and state and local government agencies, respectively. Our ability to compete successfully for and retain business with the U.S. government is highly dependent on cost-effective performance and compliance with complex procurement laws. Historically, federal procurement laws required government agencies to purchase furniture products from Federal Prison Industries, Incorporated. If these or similar laws were re-instituted, it would make it more difficult for us to sell our furniture to agencies and departments of the U.S. government.

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
Our global operations may be adversely affected by political events, domestic or international hostilities, international health emergencies, or complications due to natural, nuclear or other disasters.
The ongoing coronavirus outbreak emanating from China at the beginning of 2020 has resulted in increased travel restrictions and extended shutdown of certain businesses in the region. This or any other governmental developments or health concerns in China or other countries in which we operate could result in social or economic instability. These uncertainties could have a material adverse effect on our business, including a potential supply chain impact, and or our results of operations and financial data.
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
As of December 31, 2019, we had total consolidated outstanding debt of approximately $450.3 million under our credit facility.
On January 22, 2018, we amended and extended our existing credit facility ("Existing Credit Facility"), dated May 20, 2014, with a new $750.0 million credit facility maturing in January 2023, consisting of a revolving commitment in the amount of $400.0 million, a U.S. term loan commitment in the amount of $250.0 million, and a multi-currency term loan commitment in the amount of €81.7 million. The Amended Credit Agreement ("Amended Credit Agreement") also includes an option to increase the size of the credit facility or incur incremental term loans by up to an additional $250.0 million, subject to the satisfaction of certain terms and conditions. On August 26, 2019, we entered into a first amendment to the Third Amended and Restated Credit Agreement (the "Credit Agreement Amendment"), which, among other things, extends the maturity of the credit facility from January 2023 to August 2024, and reduces both the applicable rate applied to outstanding borrowings and the commitment fee rate applied to the unutilized balance under the Revolver. The Amended Credit Agreement is described in more detail in "Capital Resources and Liquidity" under Item 7 as well as in Note 13, Indebtedness, to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.
At December 31, 2019, if we were to borrow the maximum available to us under our Credit Facility, we would have total consolidated outstanding debt of approximately $706.7 million. The high level of our indebtedness could have important consequences to holders of our common stock, given that:
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
Certain of our employees located in Grand Rapids, Michigan and Italy are represented by unions. The collective bargaining agreement for our Grand Rapids location expires April 26, 2022. However, we expect this agreement to terminate earlier in connection with our previously announced closure of the Grand Rapids manufacturing operations. We have also had attempts to unionize our other North American manufacturing locations, which to date have been unsuccessful. We have experienced a number of brief work stoppages at our facilities in Italy as a result of national and local issues. While we believe that we have good relations with our workforce, we may experience work stoppages or other labor problems in the future, and further unionization efforts may be successful. Any prolonged work stoppage could have an adverse effect on our reputation, our vendor relations and our dealership network. Moreover, because substantially all of our products are manufactured to order, we do not carry finished goods inventory that could mitigate the effects of a prolonged work stoppage.
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
We primarily sell our products and report our financial results in U.S. dollars, but we generate some of our revenues and pay some of our expenses, including interest on euro denominated debt, in other currencies. Paying our expenses in other currencies can result in a significant increase or decrease in the amount of those expenses in U.S. dollar terms, which affects our profits.
In the future, any foreign currency appreciation relative to the U.S. dollar would increase our expenses that are denominated in that currency. Additionally, as we report currency in the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the Canadian dollar, the Euro, and the Danish Krone. Approximately 17.6% of our revenues in 2019 and 27.0% of our cost of goods sold in 2019 were denominated in currencies other than the U.S. dollar. From time to time, we review our foreign currency exposure and evaluate whether we should hedge our exposure.
Pension costs or funding requirements could increase at a higher-than-anticipated rate.
We administer a defined benefit pension plan, which holds significant amounts of equity securities. Changes in interest rates or other plan assumptions or in the market value of plan assets could affect the funded status of our pension plan. This could cause volatility in our benefits costs which could increase future funding requirements of our pension plan and have a negative impact on our results of operations, financial condition and cash flows. Our future funding obligations also are affected by the Pension Protection Act of 2006 (“PPA”), which established certain required funding targets. Volatility in the economic environment and/or a decline in the equity markets could cause the value of investment assets held by our pension plan to decline. As a result, we could be required to increase the amount of our cash contributions to our pension plan in order to meet the funding level requirements of the PPA.
If we fail to protect the integrity and security of our information technology systems and confidential information, it could adversely affect our business.
We rely upon information technology networks and systems to process, transmit and store electronic information, and to manage numerous aspects of our business and provide information to management. We also receive certain customer-specific data, including credit card information, in connection with orders placed through our various businesses, including our e-commerce websites and our retail stores. The secure operation of these information technology systems, and the processing and maintenance of this information, is critical to our business operations and strategy. These systems are vulnerable to, among other things, damage and interruption from power loss or natural disasters, computer system and network failures, loss of telecommunications services, physical and electronic loss of data, security breaches, hackers and employee misuse. We may face unauthorized attempts by hackers seeking to harm us or, as a result of industrial espionage, to penetrate our network security and gain access to our systems, steal intellectual or other proprietary data, including design, sales or personally identifiable information, introduce malicious software or interrupt our internal systems, manufacturing or distribution. Though we attempt to prevent and detect these incidents, we may not be successful. Any disruption of our information technology systems, or access to or disclosure of information stored in or transmitted by our systems, could result in legal claims and damages, loss of intellectual property or other proprietary information (including customer data), disrupt operations, result in competitive disadvantage and damage our reputation, which could adversely affect our business and results of operations.
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
We need to comply with new, evolving or revised tax laws and regulations. The enactment of or increases in tariffs, or other changes in application or interpretation of The Tax Cuts and Jobs Act of 2017, or on specific products that we sell or with which our products compete, may have an adverse effect on our business or on results of operations.
Any attempt by the Administration to withdraw from or materially modify international trade agreements could adversely affect our business, financial condition and results of operations.
A significant portion of our business activities are conducted in foreign countries, including Canada and Mexico. The United States, Canada and Mexico have repealed and replaced NAFTA with the United States-Mexico-Canada Agreement ("USMCA") which could adversely affect our business. If the Administration takes action to withdraw from or materially modify certain other international trade agreements, our business, financial condition and results of operations could be adversely affected.
The implementation of tariffs and export controls on our products may have a material impact on our business.
Our global business operations and supply chain could be disrupted by any additional tariffs imposed on our products. In 2019, the U.S. Trade Representative imposed additional duties, ranging from 15% to 25% on a variety of goods imported from China. As a result of operational changes, the tariffs did not have, nor do we expect the increase in these tariffs to have, a significant impact on our business, supply chain, operations or financial results. However, if the United States increases the amount of these tariffs or adds additional items to the list of products subject to tariff, tariffs could materially adversely affect our business, financial results and operations.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None

Table of Contents

ITEM 2.    PROPERTIES
We operate over 4.2 million square feet of facilities, including manufacturing plants, warehouses and sales offices. Of these facilities, we own approximately 2.5 million square feet and lease approximately 1.6 million square feet. The location, square footage, and use of the facilities as of December 31, 2019 are shown below.

Owned Locations	Square Footage (in thousands)	Use	Reportable Segment
East Greenville, Pennsylvania	735	Corporate Headquarters, Manufacturing, Warehouses, and Administration	Office and Lifestyle
Grand Rapids, Michigan (1)	607	Manufacturing, Distribution, and Administration	Office
Toronto, Canada	386	Manufacturing, Distribution, Warehouses, and Administration	Office
Muskegon, Michigan	367	Manufacturing and Administration	Office
Foligno, Italy	259	Manufacturing, Distribution, Warehouses, and Administration	Office and Lifestyle
Graffignana, Italy	108	Manufacturing, Distribution, Warehouses, and Administration	Office
Paris, France	7	Sales Offices	Office and Lifestyle

Leased Locations	Square Footage (in thousands)	Use	Reportable Segment
Miscellaneous Showrooms	470	Sales Offices	Office and Lifestyle
Allentown, Pennsylvania	290	Warehouse, Distribution	Office and Lifestyle
LeGrange Highlands, Illinois	210	Warehouse, Distribution (Holly Hunt Enterprises)	Lifestyle
Muskegon, Michigan	105	Manufacturing	Office
Toronto, Canada	102	Manufacturing, Warehouses, Distribution and Administration	Office
Buffalo, New York	89	Manufacturing and Administration (DatesWeiser)	Lifestyle
Portland, Oregon	74	Warehouse, Distribution and Administration (Fully)	Office
Rossville, Maryland	64	Warehouse, Distribution (Fully)	Office
New Milford, Connecticut	55	Manufacturing and Administration (Edelman Leather)	Lifestyle
Getzville, New York	45	Manufacturing and Administration (Spinneybeck)	Office and Lifestyle
East Greenville, Pennsylvania	38	Warehouse, Distribution	Lifestyle
Dallas, Texas	30	Warehouse, Distribution (Holly Hunt Enterprises)	Lifestyle
Chicago, Illinois	26	Administration (Holly Hunt Enterprises)	Lifestyle
Copenhagen, Denmark	17	Administration (Muuto, Inc.)	Lifestyle
Clifton, New Jersey	13	Warehouse, Distribution (Holly Hunt Enterprises)	Lifestyle

(1)	See Note 22, Subsequent Events, of Notes to the Consolidated Financial Statements.
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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Dividend Policy
Our common stock has been listed on the New York Stock Exchange (“NYSE”) since December 14, 2004, the date of our initial public offering, under the symbol “KNL.” As of December 31, 2019, there were approximately 382 stockholders of record of our common stock.
Performance Graph
The following line graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the Standard & Poor's 500 Stock Index and with the cumulative total return of a peer group of companies selected by us for the period commencing on December 31, 2014 and ending on December 31, 2019. Our share price at the beginning of the measurement period is $21.17 per share. The graph and table assume that $100 was invested on December 31, 2014 in each of our common stock, the stock of our peer group, and the S&P 500 Index, and that all dividends were reinvested. Our peer group is made up of six publicly-held companies, Herman Miller, Inc., Steelcase, Inc., HNI Corp, Kimball International Inc., Interface Inc., and Movado Group Inc. The stock performance on the graph below does not necessarily indicate future price performance.
$100 invested on 12/31/14 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	12/14	12/15	12/16	12/17	12/18	12/19
Knoll, Inc.	100.00	141.44	215.52	183.01	134.76	212.47
S&P 500	100.00	123.37	128.93	159.40	171.11	166.81
Peer Group	100.00	170.15	224.32	232.10	193.60	263.13
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
Issuer Purchases of Equity Securities
The following is a summary of share repurchase activity during the three months ended December 31, 2019.
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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
October 1, 2019 - October 31, 2019	—	$—	—	$32,352,413
November 1, 2019 - November 30, 2019	—	$—	—	$32,352,413
December 1, 2019 - December 31, 2019	—		—	$32,352,413
Total	—		—
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

ITEM 6.    SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes included elsewhere in this Form 10-K. The selected consolidated financial data for the years ended December 31, 2017, 2018 and 2019 and as of December 31, 2018 and 2019 are derived from our audited financial statements included elsewhere in this Form 10-K. The selected consolidated financial data for the years ended December 31, 2015 and 2016 and as of December 31, 2015, 2016 and 2017 are derived from our audited financial statements not included in this Form 10-K.

	Consolidated Statements of Operations and Comprehensive Income Data
	Years Ended December 31,
	(dollars in millions, except per share data)
	2015	2016	2017	2018	2019
Sales	$1,104.4	$1,164.3	$1,132.9	$1,302.3	$1,428.1
Net earnings	65.9	82.1	80.2	73.3	67.5
Per Share Data:
Earnings per share:
Basic	1.38	1.71	1.66	1.51	1.38
Diluted	1.36	1.68	1.63	1.49	1.36
Cash dividends declared per share:	0.51	0.60	0.60	0.60	0.66

	Consolidated Balance Sheet Data:
	As of December 31,
	2015	2016	2017	2018	2019
	(in millions)
Working capital	$92.7	$54.4	$55.2	$58.8	$50.6
Total assets	853.8	858.6	861.0	1,226.9	1,357.9
Total long-term debt, including current portion	219.7	218.4	191.0	461.1	446.0
Total liabilities	598.3	549.1	502.3	840.4	930.3
Total equity	255.5	309.4	358.7	386.5	427.6

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
Business Highlights
During the last decade we have diversified our sources of revenue among our varying operating segments. Over the last two years, our efforts to diversify have included the acquisition of Fully in August 2019, a Portland based e-commerce based company servicing the small business and consumer home office market, the acquisition of Muuto in January 2018, a Danish-based global commercial furniture design and distribution company, and multiple organic product development and design projects that have enhanced our portfolio and client offerings. We expect to continue to develop our acquired businesses and expand organically, be acquisitive on an opportunistic basis and continue our efforts to improve the profitability of our Office segment. We believe we are well positioned to continue to build on these initiatives and benefit from the trend to more social and hospitality-based workplaces in the coming years.
Our efforts to diversify our sources of revenue among our operating segments has not detracted from our continued focus on growing and improving the operating performance of our Office segment. The lean initiatives that were executed in 2019 have contributed greatly to the improvements in gross margin, and we expect more positive contributions in this area as we move into 2020. In addition, we just announced a restructuring plan in January 2020 involving a reduction of our fixed cost footprint that will occur over the next two years and will yield significant savings on an annualized basis as we near the end of 2021. We are looking beyond the traditional office product categories of systems, task seating and storage, to furniture that supports activity areas and the in-between spaces where people meet. Additionally, we believe that our success in traditional office products gives us an advantage throughout the workplace. Our Rockwell Unscripted collection, as well as Muuto offerings, encompass every product category ranging from seating and lounge to architectural walls and storage. These offerings address the needs of organizations that seek alternatives to the traditional workspace and are substantially additive to our current product portfolio. The acquisition of Fully in August 2019, provides the Office segment with high-quality, cost effective complement to our portfolio of office solutions, while also broadening our outreach to small business and consumer markets through an e-commerce platform. We aim to increase profitability with these product initiatives, operational improvements we have discussed, and investments in our physical and technological infrastructure.
We have also remained committed to building a more efficient and responsive customer centric service culture and technology infrastructure across our organization. In 2019, we completed the technology implementation of the order management functions as part of our overall enterprise resource planning strategy, and deployed front-end, 3-dimensional rendering tools that our clients, dealers and design partners can use to efficiently visualize and build out spaces, and then translate into an order instantaneously. These and other investments have made customer-facing touchpoints meaningfully easier to do business with us. Our capital expenditures are reflective of our commitment to improving efficiency and expanding our product portfolio, as we have continued, and expect to continue, to invest in the business through technology infrastructure upgrades, continued investments in our manufacturing facilities focusing on lean initiatives, and showroom presence.
Results of Operations
Comparison of Consolidated Results for the Years Ended December 31, 2019 and December 31, 2018

	Year Ended December 31,		2019 vs. 2018
	2019	2018	$ Change	% Change
	(Dollar in millions)
Net Sales	$1,428.1	$1,302.3	$125.8	9.7%
Gross profit	549.0	481.5	67.5	14.0%
Selling, general, and administrative expenses	411.9	363.7	48.2	13.3%
Restructuring charges	0.8	2.6	(1.8)	(68.3)%
Intangible asset impairment charge	6.5	—	6.5	100.0%
Operating profit	129.8	115.2	14.6	12.6%
Pension settlement charge	21.0	5.7	15.3	265.8%
Interest expense	21.7	20.9	0.8	4.0%
Other expense (income), net	(3.8)	(9.6)	5.8	(60.0)%
Income tax expense	23.4	24.9	(1.5)	(5.9)%
Net earnings	67.5	73.3	(5.8)	(8.0)%
Net earnings attributable to Knoll, Inc. stockholders	67.5	73.3	(5.8)	(8.0)%
Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$1.38	$1.51	$(0.13)	(8.6)%
Diluted	$1.36	$1.49	$(0.13)	(8.7)%
Statistical Data
Gross profit %	38.4%	37.0%
Operating profit %	9.1%	8.8%

Net Sales
Net sales for the year ended December 31, 2019 were $1,428.1 million, an increase of $125.8 million, or 9.7%, from sales of $1,302.3 million for the year ended December 31, 2018. Net sales for the Office segment were $873.8 million during the year ended 2019, an increase of $76.7 million, or 9.6% compared to the year ended 2018. The Office segment sales growth was primarily due to improved performance in height-adjustable tables, newer office systems products, conference room solutions and four months of Fully sales since acquisition. Net sales for the Lifestyle segment were $554.3 million during the year ended 2019, an increase of 9.7% compared with the year ended 2018. This increase was primarily driven by strong growth in cross-over sales into commercial workplace settings, particularly at Muuto.
Gross Profit
Gross profit for 2019 was $549.0 million, an increase of $67.5 million, or 14.0%, from gross profit of $481.5 million in 2018. During the year ended 2019, gross margin increased to 38.4% from 37.0% in the year ended 2018. The increase in gross margin was mainly driven by continuous improvement activities, net price realization and higher volume absorption of fixed costs, partially offset by commodity and transportation inflation as well as higher tariffs during the year.
Operating Profit
Operating profit for 2019 was $129.8 million, an increase of $14.6 million, or 12.6%, from operating profit of $115.2 million for 2018. Operating profit as a percentage of sales increased from 8.8% in 2018 to 9.1% in 2019.
Operating expenses were $419.2 million for the year ended 2019, or 29.4% of net sales, compared to $366.3 million, or 28.1% of net sales, for the year ended 2018. The increase in operating expenses was related primarily to higher incentive-based compensation resulting from increased volume, strategic investments in sales force headcount, information technology infrastructure, and investments in our showrooms, as well as the inclusion of a partial-year of Fully results. Operating expenses also included $6.5 million of intangible asset impairment.
Pension Settlement Charge
In 2019, the Company incurred $21.0 million of pension settlement charges that primarily resulted from the purchase of annuities and lump sum payouts in connection with the termination of the Company's pension plan for union employees. In addition, the Company incurred settlement charges resulting from cash payments of lump-sum elections related to the Company's pension plan for non-union employees. In 2018, the Company incurred of $5.7 million of pension settlement charges related to the purchase of annuities for certain pension plan retirees as well as cash payments from lump sum elections.
Interest Expense
Interest expense for 2019 was $21.7 million, an increase of $0.8 million from $20.9 million for 2018. The increase in interest expense was due primarily to higher weighted-average interest rates during 2019. During 2019 and 2018, the Company's weighted average interest rates were approximately 3.9% and 3.6%, respectively.
Other Income, net
Other income in 2019 was $3.8 million compared to $9.6 million in 2018. Other income decreased in 2019 primarily due to foreign exchange losses of $1.5 million in 2019 compared to foreign exchange gains of $2.0 million in 2018, as well as reduced net periodic benefit income from the Company's pension and other post-employment benefit plans.
Income Tax Expense (Benefit)
The effective tax rate for the year ended December 31, 2019 was 25.8%, compared to 25.4% for 2018. The increase in our effective tax rate was primarily due to increases in domestic apportionment percentages to certain high-tax state jurisdictions (CA and NY, primarily) and the change in the mix of pre-tax income between the U.S. and certain foreign jurisdictions in which we operate. This increase was partially offset by return to provision adjustments related to the results of examinations of certain of our tax filings from prior years. During 2018, we also recognized a one-time tax benefit of $1.7 million in connection with the completion of our accounting for the provisional amounts recognized in December 2017 related to The Tax Cuts and Jobs Act of 2017.

Comparison of Consolidated Results for the Years Ended December 31, 2018 and December 31, 2017

	Year Ended December 31,		2018 vs. 2017
	2018	2017	$ Change	% Change
	(Dollar in millions)
Sales	$1,302.3	$1,132.9	$169.4	15.0%
Gross profit	481.5	414.6	66.9	16.1%
Operating profit	115.2	80.5	34.7	43.1%
Pension settlement charge	5.7	2.2	3.5	165.3%
Interest expense	20.9	7.4	13.5	179.4%
Other income, net	(9.6)	(7.7)	(1.9)	24.7%
Income tax expense (benefit)	24.9	(1.6)	26.5	(1,656.0)%
Net earnings	73.3	80.2	(6.9)	(8.6)%
Net earnings attributable to Knoll, Inc. stockholders	73.3	80.2	(6.9)	(8.6)%
Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$1.51	$1.66	$(0.15)	(9.0)%
Diluted	$1.49	$1.63	$(0.14)	(8.6)%
Statistical Data
Gross profit %	37.0%	36.6%
Operating profit %	8.8%	7.1%
See the Knoll, Inc. 2018 annual report on Form 10-K for discussion related to the 2018 versus 2017 comparison of consolidated results.
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
See Item 1 Business contained in this annual report on Form 10-K for further information regarding the business segments.
The comparisons of segment results found below present our segment information with Corporate costs excluded from operating segment results.
Comparison of Segment Results for the Years Ended December 31, 2019 and December 31, 2018

	Year Ended December 31,		2019 vs. 2018
	2019	2018	$ Change	% Change
	(Dollar in millions)
SALES
Office	$873.8	$797.1	$76.7	9.6%
Lifestyle	554.3	505.2	49.1	9.7%
Corporate	—	—	—	—%
Knoll, Inc.	$1,428.1	$1,302.3	$125.8	9.7%
OPERATING PROFIT (1)
Office	$64.2	$49.5	$14.7	29.7%
Lifestyle	90.2	90.0	0.2	0.2%
Corporate	(24.6)	(24.3)	(0.3)	12.3%
Knoll, Inc.	$129.8	$115.2	$14.6	12.7%
(1) The Company does not allocate interest expense or other (income) expense, net to the reportable segments.

Office
Net sales for the Office segment in 2019 were $873.8 million, an increase of $76.7 million, or 9.6%, when compared with 2018. The increase in the Office segment was due to improved performance in height-adjustable tables, newer office systems products, conference room solutions and four months of Fully sales since acquisition. Operating profit for the Office segment in 2019 was $64.2 million, an increase of $14.7 million, or 29.7%, when compared with 2018. The increase in operating profit for the Office segment was due primarily to increased sales volume and continuous improvement initiatives, partially offset by commodity and transportation inflation as well as higher tariffs combined with strategic investments in sales force headcount, information technology infrastructure, and investments in our showrooms during the year.
Lifestyle
Net sales for the Lifestyle segment in 2019 were $554.3 million, an increase of $49.1 million, or 9.7%, when compared with 2018. This increase was driven by strong growth in cross-over sales into commercial workplace settings, particularly at Muuto. Operating profit for the Lifestyle segment in 2019 was $90.2 million, an increase of $0.2 million, or 0.2%, when compared with 2018. The increase in operating profit for the Lifestyle segment was due primarily to increased sales volume mostly offset by the $6.5 million intangible asset impairment charge, additional investment spending in product launches and showrooms and strategic investments in sales-force headcount.
Corporate
Corporate costs in 2019 were $24.6 million, an increase of $0.3 million, or 12.3%, when compared with 2018. The increase was driven by costs incurred in connection with amending and extending the Company's Amended Credit Facility, partially offset by lower acquisition costs.
Comparison of Segment Results for the Years Ended December 31, 2018 and December 31, 2017

	Year Ended December 31,		2018 vs. 2017
	2018	2017	$ Change	% Change
	(Dollar in millions)
SALES
Office	$797.1	$733.3	$63.8	8.7%
Lifestyle	505.2	399.6	105.6	26.4%
Corporate	—	—	—	—%
Knoll, Inc.	$1,302.3	$1,132.9	$169.4	15.0%
OPERATING PROFIT (1)
Office	$49.5	$26.1	$23.4	89.7%
Lifestyle	90.0	78.5	11.5	14.6%
Corporate	(24.3)	(24.1)	(0.2)	15.1%
Knoll, Inc.	$115.2	$80.5	$34.7	43.1%

(1)	The Company does not allocate interest expense or other (income) expense, net to the reportable segments.
See the Knoll, Inc. 2018 annual report on Form 10-K for discussion related to the 2018 versus 2017 comparison of consolidated result.

Foreign and Domestic Operations
Our principal manufacturing operations and markets are in North America, and we also have manufacturing operations and markets in Europe. See Note 21, Segments, of Notes to the Consolidated Financial Statements contained elsewhere herein for our sales to clients and net property, plant and equipment summarized by geographic areas. Sales are attributed to the geographic areas based on the origin of sale.
Liquidity and Capital Resources
The following table highlights certain key cash flows and capital information pertinent to the discussion that follows:

	2019	2018	2017
	(in thousands)
Cash provided by operating activities	$138.2	$108.2	$103.7
Capital expenditures, net	(49.9)	(40.3)	(40.6)
Purchase of businesses, net of cash acquired	(30.9)	(308.0)	—
Cash used in investing activities	(80.7)	(348.3)	(40.6)
Purchase of common stock for treasury	(3.3)	(4.4)	(10.9)
Proceeds from credit facilities	417.5	490.5	310.0
Repayment of credit facilities	(413.5)	(383.0)	(338.0)
Proceeds from term loan	—	350.2	—
Repayment of term loans	(17.1)	(177.9)	—
Payment of dividends	(32.8)	(30.0)	(30.2)
Proceeds from issuance of common stock	—	—	0.6
Cash (used in) provided by financing activities	(50.7)	239.8	(74.5)
As of the dates presented, we had the following sources of liquidity to support our business (in millions):

	December 31,
	2019	2018
Cash	$8.5	$1.6
Availability under revolving credit facility	256.4	260.3
We have historically funded our business through cash generated from operations, supplemented by debt borrowings. Available cash is primarily used for our working capital needs, ongoing operations, capital expenditures, the payment of quarterly dividends, and the repurchase of shares. Our investment in capital expenditures illustrates our commitment to improving our operating efficiency, innovation and modernization, showroom investment, new product tooling, manufacturing equipment and technology infrastructure. During 2019, we made annual dividend payments of $0.66 per share, returning $32.8 million of cash to our shareholders.
Cash provided by operating activities was $138.2 million, $108.2 million, and $103.7 million in 2019, 2018 and 2017, respectively. For the year ended December 31, 2019, cash provided by operating activities consisted primarily of $67.5 million of net income and $82.7 million of various non-cash charges, including $39.5 million of depreciation and amortization, $10.8 million of stock-based compensation, $21.0 million of pension settlement charges and $6.5 million intangible asset impairment. These favorable changes were partially offset by $12.0 million of unfavorable changes in assets and liabilities primarily driven by increased inventory as a result of ramping up inventory for our current order backlog and lower accrued expenses. For the year ended December 31, 2018, cash provided by operating activities consisted primarily of $73.3 million of net income and $61.4 million of various non-cash charges, including $35.3 million of depreciation and amortization, $9.2 million of stock-based compensation, $5.7 million pension settlement charges and a $4.8 million provision for deferred income taxes, offset in part by $26.5 million of unfavorable changes in assets and liabilities primarily driven by growth in accounts receivable and inventory as a result of growth in sales and ramping up inventory for our current order backlog.
Investing activities for the year ended December 31, 2019 included the purchase of Fully for $30.9 million, net of cash acquired. In addition, we used $49.9 million of cash for capital expenditures. During 2018, we used $308.0 million, net of cash acquired, for the purchase of Muuto and $40.3 million of cash for capital expenditures. The capital expenditures are reflective of our commitment to enhance and modernize our sales, manufacturing and information technology infrastructure. Acquisitions are reflective of our strategy of building our global capabilities as a singular resource for high-design workplaces and homes.

During the year ended December 31, 2019, we entered into a first amendment to the Third Amended and Restated Credit Agreement (the "Credit Agreement Amendment"), dated as of January 23, 2018 (together, as amended, the "Credit Agreement"). Among other things, the Credit Agreement Amendment extends the maturity of the credit facility from January 2023 to August 2024. Net borrowings under the revolving credit facility (the "Revolver") governed by the Credit Agreement in 2019 were approximately $4.0 million. Payments on the term loan facility were $17.1 million in 2019. Additionally, we used $32.8 million of cash to fund dividend payments, $3.3 million to repurchase shares used to offset the cost of employee tax withholdings related to equity award settlements, and $2.0 million to pay fees related to the Credit Agreement Amendment, of which the majority of the fees were capitalized and will be amortized over the term of the amended credit agreement.
We use our credit facility in the ordinary course of business to fund our working capital needs and investments and, at times, make significant borrowings and repayments under the facility depending on our cash needs and availability at such time. Borrowings under the Credit Agreement may be repaid at any time, but no later than at maturity in August 2024. As of December 31, 2019, we believe that existing cash balances and internally generated cash flows, together with the borrowing capacity available under our credit facility, will be sufficient to fund working capital needs, capital spending requirements, debt service requirements and dividend payments for at least the next twelve months. Future debt payments may be paid out of cash flows from operations, from future refinancing of our debt or from equity issuance.
In January 2018, we amended and extended what was then our existing credit facility, dated as of May 20, 2014, with a new $750.0 million credit facility scheduled to mature in January 2023 (the "Third Amended and Restated Credit Agreement"). Cash proceeds received during 2018 from the issuance of revolving and term loan debt totaled approximately $841 million, the majority of which was issued under the Third Amended and Restated Credit Agreement. These proceeds were used, among other things, to finance a portion of the Muuto acquisition and repay the outstanding term loan balances of $165.0 million from the predecessor credit facility. Additionally, we used $30.0 million of cash to fund dividend payments, $4.4 million to repurchase shares used to offset the cost of employee tax withholdings related to equity award settlements, $7.9 million to fund a contribution to the defined benefit union plan, and $5.7 million to pay fees related to the issuance of debt under the Third Amended and Restated Credit Agreement.
The Credit Agreement requires that we comply with two financial covenants; (i) consolidated leverage ratio, defined as the ratio of total indebtedness to consolidated EBITDA (as defined in the Credit Agreement) and (ii) consolidated interest coverage ratio, defined as the ratio of our consolidated EBITDA (as defined in the Credit Agreement) to our consolidated interest expense. Our consolidated leverage ratio cannot exceed 4.00 to 1, which steps down over time to 3.75 to 1 starting with the quarter ending June 30, 2020, and to 3.50 to 1 starting with the quarter ending June 30, 2021, and which may be increased in certain circumstances. Our consolidated interest coverage ratio must be a minimum of 3.0 to 1.
Because of the financial covenant mentioned above, our ability to borrow the entire capacity under our credit facility could be reduced if by borrowing, our leverage ratio would exceed the covenant. We are also required to comply with various other affirmative and negative covenants including, without limitation, covenants that prevent, restrict or limit the following: our ability to pay dividends, engage in certain mergers or acquisitions, make certain investments or loans, incur future indebtedness, engage in sale-leaseback transactions, alter our capital structure or line of business, prepay subordinated indebtedness, engage in certain transactions with affiliates and sell stock or assets. At December 31, 2019, we were in compliance with all covenants applicable to our credit facility.

Contractual Obligations
The following table summarizes our contractual cash obligations as of December 31, 2019 (in millions):

	Payments Due by Period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Long-term debt (1)	$23.9	$61.0	$423.5	$—	$508.4
Operating lease liabilities	26.0	43.5	31.8	27.8	129.1
Operating lease obligations (2)	0.6	9.1	12.0	41.5	63.2
Purchase commitments	29.1	5.5	—	—	34.6
Pension and other post-employment benefit plan obligations (3)	0.2	—	—	—	0.2
Other liabilities (4)	—	—	—	—	—
Total *	$79.8	$119.1	$467.3	$69.3	$735.5

(1)
Contractual obligations for long-term debt and short-term borrowings include principal and interest payments. Interest payments have been computed based on an estimated variable interest as of December 31, 2019. The estimated variable interest rate is based on the company's expected consolidated leverage ratio and the forecasted LIBOR rate for each period presented. The computation of interest, as included in the above table, is based on our Amended Credit Facility.

(2)
As of December 31, 2019, the Company has entered into operating leases for real property that commence in 2020 and 2021. The total contractual lease payments of $63.2 million associated with these leases, which have not been recognized on the consolidated balance sheet, have been included above (see Note 9 for further details regarding our leases).

(3)	Due to the uncertainty of future cash outflows, contributions to the pension and other post-employment benefit plans subsequent to 2020 have been excluded from the table above.

(4)
The maximum earn-out consideration related to the Fully acquisition is $15.0 million. The contingent earn-out consideration is based on certain revenue and earnings before interest, taxes, depreciation and amortization targets over the next four years. Due to the contingent nature of the payments, we have not included any earn-out payments in the table above. If these payments were to occur in full at the earliest time possible, $12.5 million would be paid in 1 to 3 three years, and the remaining $2.5 million would be paid in 3 to 5 years.

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
We assess whether goodwill impairment exists using both qualitative and quantitative assessments. The qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If based on this qualitative assessment we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount or if we elect not to perform a qualitative assessment, a quantitative assessment is performed to determine whether a goodwill impairment exists at the reporting unit.
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
We assess whether indefinite-lived intangible assets impairment exists using both qualitative and quantitative assessments. The qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, based on this qualitative assessment, we determine it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount or if we elect not to perform a qualitative assessment, a quantitative assessment is performed to determine whether an indefinite-lived intangible asset impairment exists. We test the indefinite-lived intangible assets for impairment by comparing the carrying value to the fair value based on current revenue projections of the related operations, under the relief from royalty method. Any excess of the carrying value over the amount of fair value is recognized as an impairment. Any such impairment would be recognized in full in the reporting period in which it has been identified.
Based on the results of the annual impairment test as of October 1, 2019, we determined there were no indications of impairment for goodwill. We did identify an impairment of our Edelman tradename and recorded a $6.5 million impairment charge (see Notes 7 and 11 to the Consolidated Financial Statements included elsewhere herein). We determined there were no indications of impairment in any of our other indefinite-lived intangible assets.
Pension and Other Post-Employment Benefits
We sponsor two defined benefit pension plans, one of which has terminated and fully paid out benefits due to all participants, and the other is an ongoing plan. We also sponsor four other post-employment benefit plans (“OPEB”). Several statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liability related to the plans. Key factors include assumptions about the expected rates of return on plan assets, discount rates, mortality rates and health care cost trend rates. We consider market and regulatory conditions, including changes in investment returns and interest rates, in making these assumptions.

We determine the expected long-term rate of return on plan assets based on aggregating the expected rates of return for each component of the plan's asset mix. We use historic plan asset returns combined with current market conditions to estimate the rate of return. The expected rate of return on plan assets is a long-term assumption and generally does not change annually. The discount rate reflects the market rate for high-quality fixed income debt instruments as of our annual measurement date and is subject to change each year. Holding all other assumptions constant, a one-percentage-point increase or decrease in the assumed rate of return on plan assets would decrease or increase 2019 net periodic pension expense by approximately $1.9 million. Likewise, a one-percentage-point increase or decrease in the discount rate would increase or decrease 2019 net periodic pension expense by approximately $0.4 million or $0.1 million, respectively.
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
Key assumptions that we use in determining the amount of the obligation and expense recorded for OPEB, under the appropriate accounting guidance, include the assumed discount rate and the assumed rate of increases in future health care costs. In estimating the health care cost trend rate, we consider actual health care cost experience, future benefit structures, industry trends and advice from our actuaries. We assume that the relative increase in health care costs will generally trend downward over the next several years, reflecting assumed increases in efficiency and cost-containment initiatives in the health care system. For purposes of measuring the benefit obligation associated with the Company's OPEB plans as of December 31, 2019, as well as the assumed rate for 2020, a 6.30% annual rate of increase in the per capita cost of covered health care benefits was assumed and an 8.40% annual rate of increase in the per capita cost of covered prescription drug benefits was assumed. The rate was then assumed to decrease to an ultimate rate of 4.50% for 2027 and thereafter for both the medical plan and prescription drug plan and thereafter for the benefit obligation. Increasing the assumed health care cost trend by one-percentage-point in each year would increase the benefit obligation as of December 31, 2019 by a minimal amount and increase the aggregate of the service and interest cost components of net periodic benefit cost for 2019 by a minimal amount. Decreasing the assumed health care cost trend rate by one percentage point in each year would decrease the benefit obligation as of December 31, 2019 by a minimal amount and decrease the aggregate of the service and interest cost components of net periodic benefit cost for 2019 by a minimal amount.
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
We also have risk in our exposure to certain materials and transportation costs. Steel, leather, wood products and plastics are all used in our products. For the year ended December 31, 2019, we estimated that materials inflation was approximately $5.0 million and transportation inflation was approximately $2.1 million. During 2018, we estimated that materials and transportation inflation were approximately $6.9 million and $7.9 million, respectively. We continue to work to offset price increases in raw materials and transportation through our global sourcing initiatives, cost improvements and price increases to our products.
Interest Rate Risk
We have variable rate debt obligations that are denominated in U.S. dollars. A change in interest rates will impact the interest costs incurred and cash paid on the variable rate debt.
At December 31, 2019, we had $450.3 million in principal of variable rate debt. We have entered into an interest rate swap agreement which fixes the interest rate for an initial notional amount of $300 million of our variable rate debt which decreases over time by $50 million increments, matures in January 2023 and effectively fixes our interest rate at 2.63%. Our remaining variable rate debt of $150.3 million is subject to changes in underlying interest rates, and, accordingly, our interest payments will fluctuate. During 2019, a 1% change in interest rates would result in a change in interest expense of approximately $1.5 million per year. As the notional amount of the swap decreases, each $50 million decrease in the notional amount would be exposed to interest rate fluctuations, and a one percent change in interest rates would change interest expense by an additional $0.5 million.
Foreign Currency Exchange Rate Risk
We manufacture our products in the United States, Canada and Italy, and sell our products primarily in those markets as well as in other European countries. Our foreign sales and certain expenses are transacted in foreign currencies. Our production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. Additionally, as our reporting currency is the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the Canadian dollar, Danish krone and the Euro. Approximately 17.6% and 18.1% of our revenues in 2019 and 2018, respectively, and 27.0% and 28.5% of our cost of goods sold in 2019 and 2018, respectively, were denominated in currencies other than the U.S. dollar. Assuming a hypothetical adverse (weakening of the U.S. dollar) and favorable (strengthening of the U.S. dollar) change of 10% on the average foreign currency exchange rate for 2019, earnings before income taxes would have decreased or increased approximately $4.1 million. Foreign currency exchange rate fluctuations resulted in $1.5 million of translation losses and $2.0 million of translation gains for 2019 and 2018, respectively.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Knoll, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Knoll, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Defined Benefit Pension Obligation
Description of the Matter
At December 31, 2019, the Company’s projected benefit obligation related to its defined benefit plan was $203.7 million and exceeded the fair value of pension plan assets of $181.7 million, resulting in an unfunded defined benefit pension obligation of $22.0 million. As explained in Note 2 to the consolidated financial statements, the measurement of the Company’s projected benefit obligation is dependent, in part, on the selection of certain actuarial assumptions.
Auditing the projected benefit obligation was complex and required the involvement of actuarial specialists due to the highly judgmental nature of the assumptions (e.g., discount rates and mortality rates) used in the Company’s measurement process. These assumptions had a significant effect on the projected benefit obligation.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s valuation of the projected benefit obligation. For example, we tested the Company's controls over management’s review of the significant assumptions utilized in the valuation, including the discount rates and mortality rates.
To test the projected benefit obligation, we performed audit procedures that included, among others, evaluating the methodology used, the significant actuarial assumptions described above, and the underlying data used by the Company. We compared the actuarial assumptions used by management to historical trends and evaluated the change in the projected benefit obligation from the prior year due to the change in interest cost, actuarial gains and losses, benefit payments, plan settlements and other activities. In addition, we involved our actuarial specialists to assist in evaluating management’s methodology for selecting the appropriate discount rates that reflect the maturity and duration of the expected benefit payments and applying those discount rates to the benefit payments used to measure the projected benefit obligation. As part of this assessment, we compared the projected benefit obligation cash flows to those in the prior year and compared the current-year benefits paid to the prior-year projected cash flows. To evaluate the mortality rates, we assessed whether the information is consistent with publicly available information, and whether any adjustments for entity-specific factors were applied. We also tested the completeness and accuracy of the underlying data, including the participant data used in the actuarial calculations.

Valuation of Goodwill and Other Indefinite-Lived Intangible Assets
Description of the Matter
At December 31, 2019, the Company’s goodwill and other indefinite-lived intangible assets were $332.1 million and $277.6 million, respectively. As discussed in Note 2 to the consolidated financial statements, goodwill and other indefinite-lived intangible assets are either qualitatively tested and, when considered necessary, quantitatively tested, for impairment at least annually. The Company’s goodwill is tested for impairment at the reporting unit level.
Auditing management’s annual quantitative goodwill and other indefinite-lived intangible assets impairment tests was complex and involved a high degree of subjectivity due to the significant estimation required in determining the fair value of the reporting units and the other indefinite-lived intangible assets. In particular, the fair value estimates were sensitive to significant assumptions such as discount rates, revenue growth rates, profit margins, royalty rates, and terminal growth rates, which are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s quantitative goodwill and other indefinite-lived intangible assets annual impairment tests. For example, we tested controls over management’s review of the valuation models, the significant assumptions described above, and the completeness and accuracy of the data used in the valuations.
To test the estimated fair value of the Company’s reporting units and other indefinite-lived intangible assets, we performed audit procedures that included, among others, assessing fair value methodologies and testing the significant assumptions discussed above and the completeness and accuracy of the underlying data used by the Company in its analyses. For example, we compared the significant assumptions used by management to current industry, market and economic trends, to historical results of the Company's business and other guideline companies within the same industry and to other relevant factors. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units and other indefinite-lived intangible assets that would result from changes in the assumptions. We also involved internal valuation specialists to assist in our evaluation of the significant assumptions and methodologies used by the Company.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1996.

Philadelphia, Pennsylvania
February 21, 2020

KNOLL, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share data)

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$8.5	$1.6
Customer receivables, net of allowance for doubtful accounts of $4.0 and $3.7, respectively	107.4	120.2
Inventories	195.9	170.5
Prepaid expenses	17.2	25.6
Other current assets	11.6	13.7
Total current assets	340.6	331.6
Property, plant, and equipment, net	239.0	215.0
Goodwill	332.1	320.8
Intangible assets, net	348.2	353.9
Right-of-use lease assets	94.4	—
Other noncurrent assets	3.6	5.6
Total Assets	$1,357.9	$1,226.9
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	17.1	17.2
Accounts payable	131.9	126.7
Current portion of lease liability	20.7	—
Other current liabilities	120.3	128.9
Total current liabilities	290.0	272.8
Long-term debt	428.9	443.9
Deferred income taxes	87.5	86.5
Lease liability	87.0	—
Pension liability	22.0	13.9
Other noncurrent liabilities	14.9	23.3
Total liabilities	930.3	840.4
Commitments and contingencies (Note 14)
Equity: (shares in thousands)
Common stock, $0.01 par value; 200,000 shares authorized; 66,296 shares and 65,779 shares issued, respectively, and 49,775 and 49,431 shares outstanding, respectively, net, at all periods, of treasury shares and inclusive of non-voting restricted shares	0.5	0.5
Additional paid-in capital	66.8	58.8
Retained earnings	429.7	395.4
Accumulated other comprehensive loss	(69.4)	(68.4)
Total Knoll, Inc. stockholders' equity	427.6	386.3
Noncontrolling interests	—	0.2
Total equity	427.6	386.5
Total Liabilities and Equity	$1,357.9	$1,226.9

See accompanying notes to the consolidated financial statements.

KNOLL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in millions, except per share data)

	Years ended December 31,
	2019	2018	2017
Sales	$1,428.1	$1,302.3	$1,132.9
Cost of sales	879.1	820.8	718.3
Gross profit	549.0	481.5	414.6
Selling, general, and administrative expenses	411.9	363.7	315.6
Restructuring charges	0.8	2.6	2.2
Write-off of property, plant, and equipment	—	—	16.3
Intangible asset impairment charge	6.5	—	—
Operating profit	129.8	115.2	80.5
Pension settlement charges	21.0	5.7	2.2
Interest expense	21.7	20.9	7.4
Other income, net	(3.8)	(9.6)	(7.7)
Income before income tax expense (benefit)	90.9	98.2	78.6
Income tax expense (benefit)	23.4	24.9	(1.6)
Net earnings	$67.5	$73.3	$80.2

Net earnings per share:
Basic	$1.38	$1.51	$1.66
Diluted	$1.36	$1.49	$1.63
Weighted-average common shares outstanding: (in thousands)
Basic	48,846	48,657	48,423
Diluted	49,457	49,218	49,160

Net earnings	$67.5	$73.3	$80.2
Other comprehensive income (loss), net of tax:
Unrealized loss on cash flow hedge	(3.6)	(1.3)	—
Pension and other post-employment liability adjustments, net of tax	4.3	2.6	(5.3)
Foreign currency translation adjustments	3.2	(13.1)	4.9
Foreign currency translation adjustments on long term intercompany notes	(4.9)	(8.1)	—
Total other comprehensive loss, net	(1.0)	(19.9)	(0.4)
Comprehensive income	$66.5	$53.4	$79.8

See accompanying notes to the consolidated financial statements.

KNOLL, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Knoll, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	$0.5	$55.1	$297.0	$(43.4)	$309.2	$0.2	$309.4
Net earnings	—	—	80.2	—	80.2	—	80.2
Other comprehensive loss	—	—	—	(0.4)	(0.4)	—	(0.4)
Exercise of stock options	—	0.5	—	—	0.5	—	0.5
Stock-based compensation	—	9.8	—	—	9.8	—	9.8
Cash dividends ($0.60 per share)	—	—	(29.9)	—	(29.9)	—	(29.9)
Purchase of common stock for treasury	—	(10.9)	—	—	(10.9)	—	(10.9)
Balance at December 31, 2017	$0.5	$54.5	$347.3	$(43.8)	$358.5	$0.2	$358.7
Net earnings	—	—	73.3	—	73.3	—	73.3
Adoption of ASU 2018-02	—		4.7	(4.7)	—		—
Other comprehensive loss	—	—	—	(19.9)	(19.9)	—	(19.9)
Stock-based compensation	—	8.7	—	—	8.7	—	8.7
Cash dividends ($0.60 per share)	—	—	(29.9)	—	(29.9)	—	(29.9)
Purchase of common stock for treasury	—	(4.4)	—	—	(4.4)	—	(4.4)
Balance at December 31, 2018	$0.5	$58.8	$395.4	$(68.4)	$386.3	$0.2	$386.5
Net earnings	—	—	67.5	—	67.5		67.5
Other comprehensive loss	—	—	—	(1.0)	(1.0)	—	(1.0)
Stock-based compensation	—	10.8	—	—	10.8	—	10.8
Cash dividends ($0.66 per share)	—	—	(33.2)	—	(33.2)	—	(33.2)
Purchase of common stock for treasury	—	(3.3)	—	—	(3.3)	—	(3.3)
Other	—	0.5	—	—	0.5	(0.2)	0.3
Balance at December 31, 2019	$0.5	$66.8	$429.7	$(69.4)	$427.6	$—	$427.6

See accompanying notes to the consolidated financial statements.

KNOLL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Years Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$67.5	$73.3	$80.2
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation	29.6	25.5	22.7
Amortization expense (including debt issuance costs)	9.9	9.8	3.9
Deferred income tax (benefit) expense	(1.3)	4.8	(19.6)
Loss on extinguishment of debt	0.4	1.4	—
Pension settlement charges	21.0	5.7	2.2
Inventory obsolescence	2.0	1.7	1.9
Unrealized foreign currency losses	2.0	0.5	1.3
Stock-based compensation	10.8	9.2	9.7
Intangible asset impairment charge	6.5	—	—
Non-cash write-off of property, plant and equipment	—	—	16.3
Other non-cash items	1.8	2.8	1.8
Changes in assets and liabilities, net of effects of acquisitions:
Customer receivables	13.0	(25.0)	(5.5)
Inventories	(20.9)	(16.2)	(4.0)
Prepaid and other current assets	6.2	(3.5)	(3.4)
Accounts payable	(1.4)	12.5	12.1
Other current liabilities	(8.9)	13.6	(15.9)
Other noncurrent assets and liabilities	—	(7.9)	—
Cash provided by operating activities	138.2	108.2	103.7
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(49.9)	(40.3)	(40.6)
Purchase of businesses, net of cash acquired	(30.9)	(308.0)	—
Proceeds from sales of assets	0.1	—	—
Cash used in investing activities	(80.7)	(348.3)	(40.6)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facility	417.5	490.5	310.0
Repayment of revolving credit facility	(413.5)	(383.0)	(338.0)
Proceeds from term loans	—	350.2	—
Repayment of term loans	(17.1)	(177.9)	—
Capitalized debt issuance costs	(1.5)	(4.6)	—
Payment of fees related to debt extinguishment	—	(1.0)	—
Payment of dividends	(32.8)	(30.0)	(30.2)
Proceeds from the issuance of common stock	—	—	0.6
Purchase of common stock for treasury	(3.3)	(4.4)	(10.9)
Contingent purchase price payment	—	—	(6.0)
Cash (used in) provided by financing activities	(50.7)	239.8	(74.5)
Effect of exchange rate changes on cash and cash equivalents	0.1	(0.3)	3.7
Net increase (decrease) in cash and cash equivalents	6.9	(0.6)	(7.7)
Cash and cash equivalents at beginning of year	1.6	2.2	9.9
Cash and cash equivalents at end of year	$8.5	$1.6	$2.2

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$20.3	$18.3	$7.6
Cash paid for income taxes, net of refunds received	$12.5	$9.6	$22.4

See accompanying notes to the consolidated financial statements.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
Knoll, Inc. and its subsidiaries (the “Company” or “Knoll”) are engaged in the design, manufacture, marketing and sale of high-end furniture products and accessories, for both workplace and residential markets, as well as modern outdoor furniture. The Company is also engaged in the sale of fine leather, textiles, and felt, focusing on the middle to high-end segments of the market. The Company primarily operates in the United States (“U.S.”), Canada and Europe, and sells its products through a broad network of independent dealers and distribution partners, a direct sales force, its showrooms, and its e-commerce platforms.
Basis of Presentation
The Company follows accounting standards set by the Financial Accounting Standards Board (“FASB”). The FASB establishes accounting principles generally accepted in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants, which the Company is required to follow. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification (“ASC”), which serves as a single source of authoritative non-SEC accounting and reporting standards to be applied by non-governmental entities. Beginning in 2019, the Company began reporting all dollar amounts in millions. In certain circumstances, this change in rounding resulted in prior year disclosures being removed. Certain prior period amounts in the consolidated financial statements, as well as in the Notes thereto, have been reclassified to conform to the current year presentation.
During the fourth quarter of 2019, the Company aligned the consolidation of certain of the Company’s foreign subsidiaries in the consolidated financial statements which previously included results on a one-month reporting lag. The Company believes that this change in accounting principle is preferable, as all of the Company's subsidiaries are now reported based on the same period-end, which improves overall financial reporting to investors by providing the most current information available. In accordance with applicable accounting literature, the elimination of a one month reporting lag of a subsidiary is treated as a change in accounting principle and requires retrospective application. The Company has determined that the effect of this change is not material to the financial statements for all periods presented and therefore, the Company has not presented retrospective application of this change. The net impact of the elimination of the reporting lag of $0.6 million of loss for the month of December 2019 has been included within "Other income, net" on the Consolidated Statements of Operations and Comprehensive Income in the fourth quarter of 2019.
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
Revenue Recognition
Revenue for the year ended December 31, 2017 was recognized under ASC 605, Revenue Recognition, when (i) persuasive evidence of an arrangement existed, (ii) delivery occurred or services were rendered, (iii) the price was fixed or determinable and (iv) collectability was reasonably assured.
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

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

The Company recognizes revenue when performance obligations under the terms of a contract with a customer are satisfied. The Company's primary performance obligation to its customers is the delivery of products. Control of the products sold typically transfers to the customer upon shipment or delivery depending on the shipping terms of the underlying contract.
Each customer contract sets forth the transaction price for the products and services purchased under that arrangement. Some customer arrangements include variable consideration, such as volume rebates, some of which depend upon the customers meeting specified performance criteria, such as a purchasing level over a period of time. The Company uses judgment to estimate the most likely amount of variable consideration at each reporting date. When estimating variable consideration, the Company applies judgment when considering the probability of whether a reversal of revenue could occur and only recognize revenue subject to this constraint.
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
The following table summarizes the changes in the allowance for doubtful accounts for the periods presented (in millions):

Description	Balance at Beginning of Year	Additions Charged to Expenses (Income)	Charge-Offs	Other	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2017	$8.0	$(2.2)	$(1.8)	$—	$4.0
Year ended December 31, 2018	4.0	0.1	(0.4)	—	3.7
Year ended December 31, 2019	3.7	0.9	(0.7)	0.1	4.0

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
DECEMBER 31, 2019

Property, Plant, and Equipment
Property, plant, and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The useful lives are as follows:

Category	Useful Life (in years)
Leasehold improvements (1)	Various
Buildings	35-60
Building improvements	5-25
Office equipment	3-10
Software	3-10
Machinery and equipment	4-12

(1)	Leasehold improvements are amortized over the shorter of the economic life of the asset or the remaining lease term.
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
Goodwill and Intangible Assets
Goodwill and intangible assets with indefinite lives are tested for impairment at least annually, as of October 1, and more frequently whenever events or circumstances occur indicating that a possible impairment may have been incurred. Intangible assets with finite lives are amortized over their estimated useful lives.
The Company evaluates goodwill for impairment by way of qualitative and quantitative assessments. A qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If, based on this qualitative assessment, the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if the Company elects not to perform a qualitative assessment, a quantitative assessment is performed by determining the fair value of the Company's reporting units.
The Company estimates the fair value of its reporting units using a combination of the fair values derived from both the income approach and the market approach. Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the businesses ability to execute on the projected cash flows. The market approach estimates fair value based on market multiples of revenue and earnings derived from comparable publicly-traded companies with similar operating and investment characteristics as the reporting unit.
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

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

When performing a qualitative assessment, the Company assesses numerous factors to determine whether it is more likely than not that the fair value of the reporting units are less than their respective carrying values. The Company considered factors that would impact the reporting unit fair values as estimated by the market and income approaches used in the last quantitative assessment. The Company reviewed current projections of cash flows and compared these current projections to the projections included in the most recent quantitative assessment and considered the fact that no new significant competitors entered the marketplace in the industry and that consumer demand for the industry’s products remains relatively constant, if not growing slightly. Also, economic factors during the year did not significantly affect the discount rates used for the valuation of these reporting units. The Company concluded that events occurring since the last quantitative assessment did not have a significant impact on the fair value of each of these reporting units. Therefore, the Company determined that it was not necessary to perform a quantitative goodwill impairment test for certain of these reporting units as the qualitative assessment indicated that it is not more than likely than not that the fair value of a reporting unit is less than its carrying amount.
The Company assesses whether impairment of indefinite-lived intangible assets, namely tradenames, exists using both the qualitative and quantitative assessments. The qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If based on this qualitative assessment, the Company determines it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount or if the Company elects not to perform a qualitative assessment, a quantitative assessment is performed to determine whether an indefinite-lived intangible asset impairment exists. The Company tests the indefinite-lived intangible assets for impairment by comparing the carrying value to the fair value based on current revenue projections of the related operations, under the relief from royalty method. Any excess of the carrying value over the amount of fair value is recognized as an impairment. Any such impairment is recognized in the reporting period in which it has been identified.
Finite-lived intangible assets such as customer relationships, non-compete agreements, and licenses are amortized over their estimated useful lives. The Company reviews the carrying values of these assets for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on estimated undiscounted cash flows expected to result from its use and eventual disposition. The Company regularly evaluates the reasonableness of the useful lives of these assets.
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
Operating leases are included in right-of-use (“ROU”) lease assets, current portion lease liability, and lease liabilities on the Consolidated Balance Sheets when the lease term exceeds one year. The lease liabilities are initially measured at the present value of the unpaid lease payments at the lease commencement date.
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

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

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
Variable lease payments associated with the Company’s leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed occurs. Variable lease payments are presented as operating expenses in the Company’s Consolidated Statement of Operations and Comprehensive Income in the same line item as expense arising from fixed lease payments for operating leases.
ROU assets for operating leases are subject to the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment.
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
On January 1, 2019 the Company adopted ASC 842 using a modified retrospective transition method and elected the optional transition method as defined within Accounting Standards Update ("ASU") 2018-11. As a result, the Company was not required to adjust its comparative period financial information for effects of the standard or make the new required lease disclosures for periods before the date of adoption (i.e. January 1, 2019). The Company has elected to adopt the package of transition practical expedients and, therefore, has not reassessed (1) whether existing or expired contracts contain a lease, (2) lease classification for existing or expired leases or (3) the accounting for initial direct costs that were previously capitalized. The Company did not elect the practical expedient to use hindsight for leases existing at the adoption date.
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
Research and Development Costs
Research and development costs are expensed as incurred, and are included as a component of selling, general, and administrative expenses. Research and development expenses were $16.4 million for 2019, $20.1 million for 2018, and $19.2 million for 2017.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

Income Taxes
The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined and recognized based on the differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases using the tax rates expected to be in effect when the temporary differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not some portion or all of the related tax benefit will not be realized. The need to establish valuation allowances against deferred tax assets is assessed quarterly. The Company's valuation allowances are primarily attributable to net operating loss ("NOL") carryforwards in certain foreign tax jurisdictions where the Company has incurred historical tax losses from operations and has determined that it is more likely than not these deferred tax assets will not be realized. The primary factors used to assess the likelihood of realization are reversals of taxable temporary timing differences, forecasts of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.
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
Derivative Instruments
The Company utilizes derivative instruments to mitigate volatility related to interest rates on certain debt instruments. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company recognizes derivatives as either assets or liabilities in the Consolidated Balance Sheets and measures those instruments at fair value. Changes in the fair value of those instruments are initially reported in Accumulated Other Comprehensive Income (Loss) if they qualify for hedge accounting and are subsequently recognized in earnings when the hedged exposure affects earnings. Derivatives qualify for hedge accounting if they are designated as hedge instruments and if the hedge is highly effective in achieving offsetting changes in the cash flows of the asset or liability hedged. Hedge effectiveness is assessed on a regular basis. Changes in fair value of derivative instruments that do not qualify for hedge accounting are recognized immediately in current net earnings.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

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
Concentration of Credit Risk
The Company's customer receivables are comprised primarily of amounts due from independent dealers and direct customers. The Company monitors and manages the credit risk associated with the individual dealers and direct customers. The independent dealers are responsible for assessing and assuming the credit risk of their customers and may require their customers to provide deposits or other credit enhancement measures. Historically, the Company has had a concentration of federal and local government receivables; however, they carry minimal credit risk.
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
Stock-Based Compensation
The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company recognizes compensation expense using the straight-line method over the vesting period. Compensation expense relating to restricted stock units subject to performance conditions is recognized if it is probable that the performance condition will be achieved. Forfeitures are recognized when they occur.
The fair value of restricted stock and restricted stock units, excluding market-based restricted stock units, is based upon the closing market price of the Company's common stock on the date of grant.
The fair value of market-based restricted stock units is estimated at the date of grant using a Monte Carlo simulation model, which requires management to make certain assumptions based on both historical and current data. These awards vest based upon the performance of the Company's stock price relative to a peer group. The assumptions included in the model include, but are not limited to, risk-free interest rate, expected volatility of the Company's and the peer group's stock prices, and dividend yield. The risk-free rate is based upon the applicable U.S. Treasury Note rate. Expected volatility is estimated based on the historical volatility of the Company's and peer group's stock prices. The dividend yield is based on the Company's historical data.
Pension and Other Post-Employment Benefits
The Company sponsors two defined benefit pension plans, one of which was terminated during 2019, and four other post-employment benefit plans ("OPEB"), one of which was terminated during 2019. Several statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liability related to the plans. Key factors include assumptions about the expected rates of return on plan assets, discount rates, mortality rates and health care cost trend rates. The Company considers market and regulatory conditions, including changes in investment returns and interest rates, in making these assumptions.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

The Company determines the expected long-term rate of return on plan assets based on aggregating the expected rates of return for each component of the plan's asset mix. The Company uses historic plan asset returns combined with current market conditions to estimate the rate of return. The expected rate of return on plan assets is a long-term assumption. The discount rate reflects the market rate for high-quality fixed income debt instruments as of the Company's annual measurement date and is subject to change each year.
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
The actuarial assumptions the Company used in determining the pension and OPEB retirement benefits may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants. While the Company believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions could materially affect the financial position or results of operations.
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
The Lifestyle reportable segment aggregates three operating segments: Lifestyle, Europe Studio and Muuto. The Lifestyle reportable segment products, which are distributed in North America and Europe, include iconic seating, lounge furniture, side, café and dining chairs as well as conference, training, dining and occasional tables, lighting, rugs, textiles, high-quality fabrics, felt, leather and related architectural products.
During the first quarter of 2019, the Company changed the structure of its internal organization, resulting in a change to the composition of its reportable segments. DatesWeiser is now a component of the Office operating segment, as opposed to the Lifestyle operating segment. As a result of this change in segment reporting, the Company retrospectively revised prior period results, by segment, to conform to current period presentation.
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
DECEMBER 31, 2019

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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) which modifies the disclosure requirements of fair value measurements in Topic 820, Fair Value Measurement. For public companies the ASU removes disclosure requirements for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation process for Level 3 fair value measurements. The ASU modifies the disclosure requirements for investments in certain entities that calculate net asset value and clarifies that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. The ASU adds the disclosure requirement for changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2019 including interim periods within that fiscal year. Early adoption is permitted. The Company does not believe there will be a material impact to the consolidated financial statements as a result of adopting this ASU.
Accounting Standards Adopted
In February 2016, the FASB issued guidance codified in ASC 842, Leases, which supersedes the guidance in ASC 840, Leases. ASC 842 was effective for the Company on January 1, 2019, and the Company adopted the standard using the modified retrospective approach. The Company recorded lease liabilities of $119.3 million, with an offsetting increase to the right-of-use assets of $101.7 million, for all leases with an initial term of greater than twelve months regardless of their classification as of January 1, 2019.
In 2018, the FASB issued clarifying guidance to the topic in ASUs No. 2018-10 and No. 2018-11, which clarified certain aspects of the new leases standard and provided an optional transition method. The Company has elected the package of practical expedients and adopted utilizing the optional transition method defined within ASU 2018-11 on January 1, 2019. The Company did not elect the hindsight expedient. The adoption of the standard did not materially impact the Consolidated Statements of Operations and Comprehensive Income or Cash Flows.
In June 2018, the FASB issued ASU 2018-07, Compensation - Stock compensation (Topic 718) which simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from non-employees. Some of the areas for simplification apply only to nonpublic entities. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company adopted this ASU effective January 1, 2019. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) which reduces the complexity of accounting for costs of implementing a cloud computing service arrangement and aligns the accounting for capitalizing implementation costs of hosting arrangements, regardless of whether they convey a license to the hosted software. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the component of the hosting arrangement is ready for its intended use. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption is permitted. The Company adopted the amendment prospectively as of October 1, 2019 and the adoption did not have a material impact on the Company’s consolidated financial statements.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

3. REVENUE

Disaggregation of Revenue
The majority of the Company’s revenue presented as “Sales” in the Consolidated Statements of Operations and Comprehensive Income is the result of contracts with customers for the sale of the Company’s products.
The Company’s sales by product category were as follows (in millions):

	Year Ended December 31,
	2019	2018	2017
Office Segment
Office Systems	$449.4	$439.2	$422.7
Seating	131.2	131.0	118.4
Files and Storage	104.9	92.0	90.4
Ancillary	134.4	91.9	59.5
Other	53.9	43.0	42.3
Total Office Segment	$873.8	$797.1	$733.3
Lifestyle Segment
Studio	439.9	395.2	290.6
Coverings	114.4	110.0	109.0
Total Lifestyle Segment	$554.3	$505.2	$399.6
Total Sales	$1,428.1	$1,302.3	$1,132.9

Contract Balances
The Company has contract assets consisting of Customer receivables in the Consolidated Balance Sheets which represent the amount of consideration the Company expects to be entitled to in exchange for the goods or services rendered to its customers.
When the Company receives deposits, the recognition of revenue is deferred and results in the recognition of a contract liability (Customer deposits) presented as a component of Other Current Liabilities in the Consolidated Balance Sheets. Subsequent recognition of revenue and the satisfaction of the contract liability is typically less than one year as the Company’s standard contract is less than one year. As of December 31, 2019 and December 31, 2018, the contract liability related to customer deposits was $32.5 million and $37.7 million, respectively. The Company recognized revenues that were included in the contract liability at the beginning of the 2019 and 2018 of $31.1 million and $30.5 million, respectively. In addition, the Company assumed a contract liability of $0.5 million related to a business combination during the year.
4. ACQUISITIONS
Fully
On August 20, 2019, the Company acquired FHI LLC (“Fully”), a Portland, Oregon-based e-commerce furniture brand with products targeting the home office and small business markets. The acquisition provides the Company access to new markets for current products, while simultaneously allowing it to leverage its existing distribution channels to expand its product offerings to include Fully’s portfolio of high-performance adjustable height desks, ergonomic chairs and accessories.
The aggregate purchase price consists of cash paid at closing of $30.9 million, net of cash acquired of $4.1 million, plus additional earn-out consideration should Fully achieve certain revenue and earnings targets associated with separate short-term and long-term earn-out periods of two and four years, respectively (together, the “Earn-Out Consideration”). The estimated fair value of the Earn-Out Consideration is $2.0 million as of the acquisition date (see Note 11 for further discussion). The acquisition was funded from cash on hand and borrowings under the Company’s Revolver. The Company recognized the assets acquired and liabilities assumed at their estimated fair values as of the acquisition date. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded to goodwill. Adjustments to the initial accounting for the acquisition may occur if additional information is obtained that results in a revision to the analysis of the facts and circumstances that existed as of the acquisition date, but no later than one year thereafter (the “Measurement Period”). The results of operations of Fully are reported in the Office segment and have been included in the consolidated results of operations from the acquisition date.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

The pro forma financial information, has not been presented for the Fully acquisition as the financial impact of this acquisition is not considered material.
The following table summarizes the preliminary fair value and useful lives of the intangible assets acquired as of the acquisition date of Fully (dollars in millions):

	Fair Value as of August 20, 2019	Estimated useful Life (in years)
Tradenames	$10.0	10
Customer relationships	1.0	5
Non-compete agreements	0.5	4
Goodwill	14.9	-

Muuto
On January 25, 2018, the Company acquired one hundred percent (100%) of the shares of Muuto Holding ApS and MIE4 Holding 5 ApS, which collectively held all the business operations of Muuto ApS (“Muuto”). Muuto’s affordable luxury products span commercial and residential applications, adding scale and diversity to the Company’s business. The aggregate purchase price for the acquisition was $307.7 million, net of $7.6 million of cash acquired. The Company recognized the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition. The results of operations of Muuto have been included in the Company’s Lifestyle segment beginning January 25, 2018. The Company funded the acquisition with proceeds from debt issued under the Third Amended and Restated Credit Agreement, as well as cash on hand (see Note 13). The Company recorded acquisition and certain other costs of $5.1 million within selling, general, and administrative expenses in its Consolidated Statement of Operations and Comprehensive Income, during the twelve months ended December 31, 2018.
The following table summarizes the fair values assigned to the assets acquired and liabilities assumed of Muuto and the resulting goodwill as of the January 25, 2018 acquisition date (in millions):

Amount
Cash	$7.6
Customer receivables	8.6
Inventory	11.1
Other current assets	0.4
Property, plant, and equipment, net	1.3
Intangible assets	135.6
Other non-current assets	0.3
Total assets acquired	$164.9
Accounts payable	3.4
Other current liabilities	10.6
Deferred income taxes	29.9
Total liabilities assumed	$43.9
Net assets acquired	$121.0

Purchase price	$315.3
Less: Fair value of acquired identifiable assets and liabilities	121.0
Goodwill	$194.3

The excess of the purchase price over the net tangible and intangible assets is recorded to goodwill and primarily reflects the assembled workforce and expected synergies. Goodwill is not deductible for tax purposes.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

The following table summarizes the estimated fair value of Muuto’s identifiable intangible assets and their estimated useful lives (in millions):

	Fair Value as of January 25, 2018	Estimated Useful Life (in years)
Indefinite-lived intangible assets:
Trade name	$66.0	Indefinite
Finite-lived intangible assets:
Wholesale customer relationships	35.8	15
Contract customer relationships	25.0	9
Copyrights & designs	7.5	7
Non-competition agreements	1.3	3
Total intangible assets	$135.6

The following table presents unaudited pro forma information for the periods presented as if the acquisition of Muuto had occurred as of January 1, 2017 (in millions):

	Year Ended December 31,
	2018	2017
Pro forma sales	$1,306.4	$1,203.2
Pro forma net earnings attributable to Knoll, Inc. stockholders	$79.0	$77.9

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
5. INVENTORIES
Information regarding the Company's inventories is as follows (in millions):

	December 31,
	2019	2018
Raw materials	$58.7	$65.2
Work-in-process	8.1	8.3
Finished goods	129.1	97.0
	$195.9	$170.5

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

6. PROPERTY, PLANT, AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following as of the dates presented (in millions):

	December 31,
	2019	2018
Land	$16.0	$12.0
Leasehold improvements	62.9	59.6
Buildings	71.9	68.9
Office equipment	27.2	19.5
Software	71.2	43.4
Machinery and equipment	236.4	237.2
Construction-in-progress	35.0	52.7
Property, plant and equipment	520.6	493.3
Accumulated depreciation	(281.6)	(278.3)
Property, plant, and equipment, net	$239.0	$215.0

During 2019, 2018 and 2017, the Company capitalized interest of approximately $0.5 million, $0.8 million and $0.8 million, respectively.
During the fourth quarter of 2017, the Company completed a global design review of the next phases of its enterprise resource planning ("ERP") system implementation. Through this review, the Company identified certain software items that were no longer useful to the future phases of the ERP system. As a result, the Company recorded a $16.3 million write-off of capitalized software costs in 2017.
7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following table summarizes the carrying amount of goodwill by reportable segment as of the dates presented, as well as the changes to goodwill during the years ended December 31, 2019 and 2018 (in millions):

	Office Segment	Lifestyle Segment	Total
Balance as of December 31, 2017	$39.7	$102.4	$142.1
Foreign currency translation adjustment	(0.6)	(15.3)	(15.9)
Goodwill recognized in connection with the Muuto acquisition	—	194.6	194.6
Balance as of December 31, 2018	39.1	281.7	320.8
Foreign currency translation adjustment	0.3	(3.9)	(3.6)
Goodwill recognized in connection with the Fully acquisition	14.9	—	14.9
Balance as of December 31, 2019	$54.3	$277.8	$332.1

The Company did not record any goodwill impairment charges in 2019, 2018 or 2017.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

Intangible Assets
Information regarding the Company's other intangible assets is as follows (in millions):

	December 31, 2019			December 31, 2018
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Indefinite-lived intangible assets:
Tradenames	$277.6	$—	$277.6	$285.5	$—	$285.5
Finite-lived intangible assets:
Customer relationships	78.9	(25.0)	53.9	78.4	(18.4)	60.0
Various	30.9	(14.2)	16.7	20.5	(12.1)	8.4
Total	$387.4	$(39.2)	$348.2	$384.4	$(30.5)	$353.9

Based on the result of the annual impairment test of indefinite-lived intangible assets as of October 1, 2019, the Company determined that the Edelman Leather tradename was impaired, as the estimated fair value of the Edelman Leather tradename was less than its respective carrying amount. The decline in the fair value of the Edelman tradename was primarily the result of weaker than expected revenue performance in late 2019, a corresponding reduction of future revenue expectations and a reduction of the royalty rate used for valuation purposes. The revenue reductions were primarily a result of lower sales of luxury products, an aging of Edelman showrooms, and the inability to replace private aviation customers with a comparable revenue stream. The Edelman Leather tradename was estimated to be fully impaired, resulting in a non-cash pre-tax impairment charge of $6.5 million during the fourth quarter of 2019. This fair value measurement fell within Level 3 of the fair value hierarchy as described in Note 2. Edelman Leather is included within the Company's Lifestyle Segment. There were no impairments of indefinite-lived intangible assets during 2018 or 2017.
Amortization expense related to finite-lived intangible assets was $8.9 million, $8.9 million, and $3.3 million for the years ended December 31, 2019, 2018, and 2017, respectively. The estimated future amortization expense of finite-lived intangible assets as of December 31, 2019 is as follows (in millions):

Year	Amount
2020	$9.6
2021	9.1
2022	8.8
2023	8.7
2024	7.1

8. OTHER CURRENT LIABILITIES
Information regarding the Company's other current liabilities is as follows (in millions):

	December 31,
	2019	2018
Accrued employee compensation	$37.4	$40.6
Customer deposits	32.5	37.7
Warranty	10.1	9.6
Other	40.3	41.0
Other current liabilities	$120.3	$128.9

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

9. LEASES
The Company has commitments under operating leases for certain machinery and equipment, as well as manufacturing, warehousing, showroom and other facilities used in its operations. The Company has no finance leases. Excluding short-term leases, the Company’s leases have initial terms ranging from 1 to 16 years, most of which include options the Company may exercise to extend or renew the lease for 1.0 to 6 years, and some of which include options to terminate the leases with notice periods of up to 1 year. Certain lease agreements contain provisions for future rent increases. Payments due under lease contracts are fixed.
The Company recognized rent expense for 2018 and 2017 of $32.1 million and $28.9 million, respectively. Lease cost recognized in the consolidated statements of operations for 2019 is summarized as follows (in millions):

Year Ended December 31, 2019
Lease cost:
Operating lease cost	$28.6
Short-term lease cost	3.3
Sublease income	(0.2)
Total lease cost	$31.7
Other lease information as of and for the year ended December 31, 2019 includes (dollars in millions):

December 31, 2019
Weighted-average remaining lease term (in years)
Operating leases	5.9
Weighted-average discount rate
Operating leases	4.9%

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$29.0
ROU assets obtained in exchange for new operating lease liabilities:
Operating leases	$15.8

As of December 31, 2019, the Company has entered into operating leases that have not yet commenced, for which it will recognize ROU assets and lease liabilities of approximately $43.6 million. These leases will commence in 2020 and 2021 with lease terms of 7 years to 12 years.
As of December 31, 2019, maturities of the Company's operating lease liabilities are as follows (in millions):

2020	$26.0
2021	23.2
2022	20.3
2023	17.4
2024	14.4
Thereafter	27.8
Total lease payments	129.1
Less imputed interest	(21.4)
Present value of lease liability	$107.7

Future minimum rental payments under operating leases (net of sublease amounts) that were required to be disclosed prior to the adoption of the new lease standard as of December 31, 2018 were as follows (in millions):

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

Future Minimum Rental Payments
2019	$26.4
2020	23.8
2021	19.1
2022	17.2
2023	15.1
Thereafter	38.8
Total	$140.4

10. PENSION AND OTHER POST-EMPLOYMENT BENEFITS
The Company has two domestic defined benefit pension plans and four plans providing for other post-employment benefits, including two medical and two life insurance coverage plans. One of the pension plans and one each of the medical and life insurance coverage plans covered eligible U.S. nonunion employees while the other pension plan and one each of the medical and life insurance coverage plans covered eligible U.S. union employees. The Company uses a December 31 measurement date for all of these plans.
Prior to 2017, the Company froze all of the defined benefit plans thereby eliminating the accrual of future benefits and closed entry to new participants. During 2019, the union pension plan paid lump sum distributions to certain participants and purchased annuities from an insurance company to cover the benefits available to employees who did not elect a lump sum payment, and the Company terminated the plan. The remaining balance of union pension plan assets of $2.0 million was transferred to the Company's U.S. retirement savings plan. There were no assets or liabilities of the union pension plan remaining at December 31, 2019. Also during 2019, the Company terminated the medical OPEB plan for nonunion employees.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

The following table sets forth a reconciliation of the related benefit obligation and plan assets related to the benefits provided by the Company (in millions):

	Pension Benefits		Other Benefits
	2019	2018	2019	2018
Change in projected benefit obligation:
Projected benefit obligation at beginning of the period	$243.6	$295.6	$3.6	$3.8
Expected administrative expenses	1.7	0.9	—	—
Interest cost	9.0	10.2	0.1	0.1
Participant contributions	—	—	0.1	0.2
Actuarial loss (gain)	40.5	(26.4)	0.3	—
Benefits paid	(6.6)	(7.1)	(0.2)	(0.5)
Benefits paid related to settlement	(79.6)	(29.5)	—	—
(Gain) loss related to settlement	(2.9)	0.9	—	—
Administrative expenses paid	(2.0)	(1.0)	—	—
Projected benefit obligation at end of the period	203.7	243.6	3.9	3.6
Accumulated benefit obligation at end of the period	203.7	243.6	—	—
Change in fair value of plan assets:
Fair value of plan assets at beginning of the period	233.9	273.9	—	—
Actual return on plan assets	38.0	(10.3)	—	—
Employer contributions	—	7.9	0.1	0.3
Transfer to U.S. retirement savings plan	(2.0)	—	—	—
Participant contributions	—	—	0.1	0.2
Actual expenses paid	(2.0)	(1.0)	—	—
Benefits paid	(6.6)	(7.1)	(0.2)	(0.5)
Benefits paid related to settlement	(79.6)	(29.5)	—	—
Fair value of plan assets at the end of period	181.7	233.9	—	—
Funded status (underfunded)	$(22.0)	$(9.7)	$(3.9)	$(3.6)

The actuarial gain in 2018 was primarily driven by an approximately 70 basis point increase in the discount rates, which lowered the value of the projected benefit obligation. The actuarial loss in 2019 was primarily due to an approximately 110 basis point decrease in the discount rate used to value the projected benefit obligation. Additionally, each year the plans experienced other sources of gains and losses due to other changes in assumptions and demographic data.
Assumptions used in computing the benefit obligation as of December 31, 2019 and 2018 were as follows:

	Pension Benefits		Other Benefits
	2019	2018	2019	2018
Discount rate	3.34%	4.37% - 4.46%	2.02% - 3.15%	3.30% - 4.32%
Rate of compensation increase	N/A	N/A	N/A	N/A

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

The following table presents the fair value of the Company's pension plan investments as of December 31, 2019 and 2018 (in millions):

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Short-term investments	$4.6	$—	$—	$4.6
U.S. government securities	—	19.8	—	19.8
Corporate bonds	—	57.9	—	57.9
Total investments in the fair value hierarchy	4.6	77.7	—	82.3
Investments measured at net asset value	—	—	—	99.4
Total investments at fair value	$4.6	$77.7	$—	$181.7

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Short-term investments	$7.5	$—	$—	$7.5
U.S. government securities	—	37.2	—	37.2
Corporate bonds	—	71.6	—	71.6
Certificates of deposit	—	1.5	—	1.5
Asset-backed securities	—	3.8	—	3.8
Total investments in the fair value hierarchy	7.5	114.1	—	121.6
Investments measured at net asset value	—	—	—	112.3
Total investments at fair value	$7.5	$114.1	$—	$233.9

Short-term investments are primarily held in registered short-term investment vehicles which are valued using a market approach based on quoted market prices of similar instruments.
U.S. government securities, corporate bonds, certificates of deposit and asset-backed securities are primarily valued using a market approach with inputs that include broker quotes, benchmark yields, base spreads and reported observable trades for identical or comparable instruments.
Investments in commingled, common investment trust funds are carried at net asset value ("NAV") as a practical expedient to estimate fair value. The NAV is the total value of the fund divided by the number of shares outstanding. Adjustments to NAV, if any, are determined based on evaluation of data provided by fund managers, including valuation of the underlying investments derived using inputs such as cost, operating results, discounted future cash flows and market-based comparable data. In accordance with ASC 820-10, investments that are measured at NAV practical expedient are not classified in the fair value hierarchy; however, their fair value amounts are presented in these tables to permit reconciliation of the fair value hierarchy to the total plan assets disclosed in this footnote. Termination of investing in the common collective trust requires a 30-day notice period.
See Note 2 of the consolidated financial statements for the description of the levels of the fair value hierarchy.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

The following table sets forth the consolidated balance sheets presentation for components relating to the Company's pension and OPEB plans (in millions):

	Pension Benefits		Other Benefits
	2019	2018	2019	2018
Amounts recognized in the consolidated balance sheets consist of:
Other noncurrent assets	$—	$4.2	$—	$—
Other current liabilities	—	—	(0.3)	(0.3)
Pension Liability	(22.0)	(13.9)	—	—
Other noncurrent liabilities	—	—	(3.6)	(3.3)
Net amount recognized	$(22.0)	$(9.7)	$(3.9)	$(3.6)
Amounts recognized in accumulated other comprehensive income (loss) before taxes:
Net actuarial loss	$49.2	$55.9	$1.1	$1.1
Prior service (credit)	—	—	(1.5)	(2.6)
Net amount recognized	$49.2	$55.9	$(0.4)	$(1.5)

The following table sets forth changes in the benefit obligation before income taxes recognized in other comprehensive income for the Company's pension and OPEB plans (in millions):

	Pension Benefits		Other Benefits
	2019	2018	2019	2018
Net actuarial loss	$15.1	$2.4	$0.3	$—
Amortization of:
Prior service credit	—	—	0.7	0.7
Actuarial (loss) gain	(0.8)	(1.0)	(0.1)	0.1
(Loss) gain recognized related to settlement	(21.0)	(5.7)	0.2	—
Total recognized in OCI	$(6.7)	$(4.3)	$1.1	$0.8

The following table sets forth the components of the net periodic benefit cost (income) of the Company's pension and OPEB plans (in millions):

	Pension Benefits			Other Benefits
	2019	2018	2017	2019	2018	2017
Expected administrative expenses	$1.7	$0.9	$0.7	$—	$—	$—
Interest cost	9.0	10.2	9.4	0.1	0.1	0.2
Expected return on plan assets	(15.5)	(17.6)	(18.4)	—	—	—
Amortization of prior service credit	—	—	—	(0.7)	(0.7)	(1.5)
Recognized actuarial loss (gain)	0.8	1.0	0.7	0.1	(0.1)	—
Settlement-related expense (1)	21.0	5.7	2.2	(0.2)	—	—
Net periodic benefit cost (income)	$17.0	$0.2	$(5.4)	$(0.7)	$(0.7)	$(1.3)

1.
The pension settlement charge for 2019 is comprised of two components. First, the Union Pension Plan terminated in 2019.  As a result of the plan termination the plan settled all participant benefits, which triggered a settlement charge of $14.5 million in 2019. Second, the Nonunion Plan executed a lump sum window for both retirees and terminated vested participants. The lump sums paid to Nonunion participants caused a settlement charge of $6.6 million in 2019. The pension settlement charge for 2018 related to the purchase of annuities for certain plan retirees as well as cash payments for lump sum elections. The pension settlement charge for 2017 related to lump sum elections made by employees affected by the restructuring activities in the second quarter of 2017.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

Assumptions used to determine net periodic benefit cost for the years ended December 31, 2019, 2018, and 2017 were as follows:

	Pension Benefits			Other Benefits
	2019	2018	2017	2019	2018	2017
Discount rate	4.37% - 4.46%	3.70 - 3.77%	3.80 - 4.25%	3.30% - 4.32%	2.48 - 3.66%	2.35 - 4.20%
Expected return on plan assets	4.60% - 7.10%	7.10%	7.10%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

The expected long-term rate of return on assets is based on management's expectations of long-term average rates of return to be earned on the investment portfolio. In establishing this assumption, management considers historical and expected returns for the asset classes in which the plan assets are invested.
For purposes of measuring the benefit obligation associated with the Company's OPEB plans as of December 31, 2019, as well as the assumed rate for 2019, the following rates were assumed to affect the per capita costs of the following covered benefits:

	Benefit obligation		Net periodic benefit cost
	2019	2027 and thereafter	2019	2027 and thereafter
Healthcare	6.30%	4.50%	6.50%	4.50%
Prescription drug	8.40%	4.50%	9.00%	4.50%

The Company's pension plans' weighted-average asset allocations by asset category as of December 31, 2019 and 2018, were as follows:

	Plan Assets at December 31,
	2019	2018
Asset Category:
Fixed income funds	46%	52%
Return seeking (growth assets) funds	54%	48%
Total	100%	100%

The Company's nonunion pension plan investment policy includes an asset mix based on the Company's risk posture. The investment policy follows a glide path approach that shifts a higher portfolio weighting to assets with interest rate sensitive characteristics, similar to those used for liability measurement, as the funded status increases. The investment policy states a target allocation based on the plan's funded status of approximately 54% return seeking investments (growth assets) and 46% liability hedging investments (fixed income). Inclusion of the fixed income assets is to hedge risk associated with the plan's liabilities along with providing potential growth through income. These assets should primarily invest in fixed income instruments of the U.S. Treasury and government agencies and investment-grade corporate bonds. The return seeking investments (growth assets) can consist of broadly diversified domestic equity, international equity, fixed income, alternative investments, commodities, and real estate assets. The purpose of these assets is to provide the opportunity for capital appreciation, income, and the ability to diversify investments. A mix of mutual funds, exchange traded funds, and separate accounts are used as the plan's investment vehicles with clearly stated investment objectives and guidelines, as well as offer competitive long-term results.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

The Company expects to contribute $0.2 million to its OPEB plans in 2020. Currently, no contributions are expected in 2020 for the Company's nonunion pension plan. Estimated future benefit payments under the pension and OPEB plans are as follows (in millions):

	Pension Benefits	Other Benefits
2020	$13.0	$0.2
2021	13.3	0.3
2022	13.4	0.3
2023	13.0	0.3
2024	12.9	0.3
2025 - 2029	59.7	1.3

The Company also sponsors 401(k) retirement savings plans for all U.S. associates. Under the 401(k) retirement savings plans, participants may defer a portion of their earnings up to the annual contribution limits established by the Internal Revenue Service, and the Company matches a portion of the participant's deferral up to a maximum of 3% of the participant's salary. The Company also may make profit-sharing contributions based on the Company's financial performance. The Company's total expense under the 401(k) plans for U.S. employees was $4.3 million for 2019, $3.9 million for 2018 and $5.5 million for 2017. Employees of the Canadian, Belgium, Denmark and United Kingdom operations also participate in defined contribution pension plans sponsored by the Company. The Company's expense related to these plans for 2019, 2018, and 2017 was $1.8 million, $1.7 million, and $1.0 million, respectively.
11. FAIR VALUE OF FINANCIAL INSTRUMENTS
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
Recurring Fair Value Measurements
The Company measures certain financial liabilities at fair value on a recurring basis. The following table summarizes the valuation of those liabilities as of the dates presented (in millions):

	Fair Value as of December 31, 2019				Fair Value as of December 31, 2018
Description:	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate swap	$—	$6.6	$—	$6.6	$—	$1.7	$—	$1.7
Contingent consideration - Fully	—	—	2.0	2.0	—	—	—	—
Contingent consideration - DatesWeiser	—	—	—	—	—	—	0.8	0.8

Interest Rate Swap
The fair value of the interest rate swap is based on observable prices as quoted for receiving the variable one-month London Interbank Offered Rates (LIBOR) and paying fixed interest rates and therefore is classified as Level 2 within the fair value hierarchy.
Contingent Consideration - Fully
Earn-Out Consideration payments up to $5.0 million may be required if Fully achieves certain annual targets related to net sales and earnings before interest, taxes, depreciation and amortization (EBITDA) for each of the calendar years 2020 through 2023. In addition, the Company may be required to pay up to $10.0 million if Fully achieves a certain cumulative EBITDA target for calendar years 2020 and 2021. The Company classifies these as Level 3 measurements and was required to measure these liabilities at fair value. The estimated fair value of the Earn-Out Consideration of $2.0 million was determined as of the acquisition date using net sales and EBITDA projections for Fully through 2023, and a discount rate of 3.7%. Any change in fair value will be included within Selling, general and administrative expenses.
Contingent Consideration - DatesWeiser

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

Pursuant to the agreement governing the acquisition of DatesWeiser, the Company was required to make annual contingent purchase price payments. The payouts were based upon DatesWeiser reaching an annual net sales target, for each year through 2020. The Company classifies this as a Level 3 measurement and was required to remeasure this liability at fair value on a recurring basis. The fair value of such contingent purchase price payments, totaling $1.1 million, was determined at the time of acquisition based upon net sales projections for DatesWeiser through 2020 and a discount rate of 10%. As of December 31, 2019, the Company remeasured the fair value of the liability and determined that it is unlikely that DatesWeiser will meet any of the remaining future targets related to the agreement. The Company recorded reductions in fair value of $0.8 million and $0.4 million within Selling, general and administrative expense during 2019 and 2018, respectively. There were no changes in the fair value during 2017. The maximum amount of possible future contingent payments under the agreement as of December 31, 2019 is $4.0 million.
There were no additional assets and/or liabilities recorded at fair value on a recurring basis as of December 31, 2019 or 2018.
Assets Measured at Fair Value on a Nonrecurring Basis
The following table presents the impairment loss on assets that were measured at fair value on a nonrecurring basis (in millions):

	Level 3 Fair Value as of December 31,
	2019	2018	Impairment/Loss
Assets:
Tradename - Edelman Leather (1)	$—	$6.5	$6.5

(1)	See Note 7 for additional information.
Other than the fair value measurements applied to the Edelman Leather tradename, the Company did not have any non-recurring fair value measurements as of December 31, 2019 or 2018 and for the years then ended.

12. DERIVATIVE INSTRUMENTS
The Company is exposed to certain market risks, including the effect of changes in interest rates on future payments to be made on its variable rate debt. The Company utilizes a derivative instrument to mitigate its financial exposure to interest rate volatility. The derivative instrument, which is placed with a financial institution that the Company believes to be of acceptable credit risk, takes the form of an interest rate swap. The Company does not use derivatives for speculative trading purposes.
Cash flow hedge
In January 2018, the Company entered into an interest rate swap contract, which is designated as a cash flow hedge of the forecasted interest payments associated with a portion of the Company's variable rate debt. The interest rate swap hedges one-month LIBOR, which effectively converts a portion of the variable rate debt to a fixed interest rate. The interest rate swap was effective as of December 31, 2018, matures January 23, 2023 and carries a fixed rate of 2.63%. As of December 31, 2019, the interest rate swap has a notional amount of $250.0 million, which decreases over time by $50 million increments as follows:

Period	Notional Amount (in millions)
December 31, 2019 - December 30, 2020	$250
December 31, 2020 - December 30, 2021	$200
December 31, 2021- December 29, 2022	$150
December 30, 2022 - January 23, 2023	$100

The following table summarizes the fair value of the Company’s derivative instrument, as well as the location of this instrument on the Consolidated Balance Sheets as of the dates presented (in millions):

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

		December 31,
Derivatives designated as hedging instruments	Balance Sheet Location	2019	2018
Derivative liabilities:
Interest rate swap	Other current liabilities	$2.6	$0.3
Interest rate swap	Other noncurrent liabilities	4.0	1.4
Total derivative liabilities		$6.6	$1.7

The fair value of the swap recorded in Accumulated Other Comprehensive Loss ("AOCL") may be recognized in the Consolidated Statement of Operations if certain terms of the agreement change, are modified or if the loan is extinguished. As of December 31, 2019, there was no hedge ineffectiveness associated with the Company’s interest rate swap and no portion of the cash flow hedge is excluded from the assessment of effectiveness. The Company reclassified $1.1 million from AOCL to interest expense within the Consolidated Statement of Operations during the year ended December 31, 2019. The Company expects to reclassify in the next twelve months a loss of approximately $2.6 million from AOCL into earnings, as a component of interest expense, related to the Company's interest rate swap based on the borrowing rates at December 31, 2019.
13. INDEBTEDNESS
The following table summarizes the Company's long-term debt as of the dates presented:

	December 31,
	2019	2018
Revolving credit facility	$138.5	$134.5
U.S. term loan	228.1	240.6
Multi-currency term loans	83.7	90.2
Total long-term debt	450.3	465.3
Less: Current maturities of long-term debt	17.1	17.2
Less: Unamortized debt issuance costs	4.3	4.2
Long-term debt, net	$428.9	$443.9

Credit Facility
On August 26, 2019, the Company entered into a first amendment to the Third Amended and Restated Credit Agreement (the "Credit Agreement Amendment"), dated as of January 23, 2018 (together, as amended, the "Credit Agreement"). The Credit Agreement Amendment, among other things, extends the maturity of the credit facility from January 2023 to August 2024, and reduces both the applicable rate applied to outstanding borrowings and the commitment fee rate applied to the unutilized balance under the revolving credit facility (the "Revolver").
Borrowings under the Revolver and the term loan facilities bear interest, at the Company’s election, at either (i) the Eurocurrency Rate (as defined in the Credit Agreement), plus a spread based on the Company’s leverage ratio or (ii) the Base Rate (as defined in the Credit Agreement), which is a fluctuating rate equal to the highest of (a) the prime rate announced from time-to-time by Bank of America, (b) the Federal Reserve System’s federal funds rate, plus 0.50% and (c) the Eurocurrency Rate, plus 1.00%.
Indebtedness incurred under the credit facility is secured by substantially all of the Company’s tangible and intangible assets, including, without limitation, the Company’s intellectual property. The Company’s direct and indirect wholly-owned domestic subsidiaries have also guaranteed the obligations of the Company and the foreign borrowers under the Credit Agreement and pledged substantially all of their tangible and intangible assets as security for their obligations under such guarantee. Certain of the Company’s wholly-owned foreign subsidiaries have guaranteed the obligations of the foreign borrowers under the Credit Agreement and pledged certain of their assets as security for their obligations under such guarantee.
Repayments under the Credit Agreement can be accelerated by the lenders upon the occurrence of certain events of default, including, without limitation, a failure to pay any principal, interest or other amounts in respect of loans when due, breach by the Company (or its subsidiaries) of any of the covenants or representations contained in the Credit Agreement or related loan documents, failure of the Company (or its material subsidiaries) to pay any amounts owed with respect to other significant indebtedness of the Company or such subsidiary, or a bankruptcy event with respect to the Company or any of its material subsidiaries.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

The Credit Agreement requires the Company to comply with various affirmative and negative covenants, including, without limitation (i) covenants to maintain a minimum specified interest coverage ratio and maximum specified net leverage ratio (or under certain circumstances, a maximum specified net secured leverage ratio), and (ii) covenants that prevent or restrict the Company’s ability to pay dividends, engage in certain mergers or acquisitions, make certain investments or loans, incur future indebtedness, engage in sale-leaseback transactions, alter its capital structure or line of business, prepay subordinated indebtedness, engage in certain transactions with affiliates and sell stock or assets. At December 31, 2019, the Company was in compliance with all covenants applicable to its credit facility.
Revolver
The commitments and available borrowing capacity under the Revolver were as follows as of the dates presented:

	Commitments	Outstanding Borrowings	Letter of Credit Outstanding	Borrowing Capacity
December 31, 2019	$400.0	$138.5	$5.1	$256.4
December 31, 2018	$400.0	$134.5	$5.2	$260.3

At December 31, 2019, borrowings under the Revolver include $10.0 million at a base rate of 5.25% and $128.5 million at a weighted-average LIBOR rate of 3.27%. At December 31, 2018, borrowings under the revolving credit facility included $2.5 million at a base rate of 6.25% and $132.0 million at a weighted-average LIBOR rate of 4.25%. At December 31, 2019 and 2018, letters of credit issued under the Revolver incurred interest at the rates of 1.50% and 1.75%, respectively, while commitment fees on the undrawn portion of the Revolver were charged at the rates of 0.225% and 0.250%, respectively.
Borrowings under the Revolver may be repaid at any time, but no later than at maturity in August 2024. The Company retains the right to terminate or reduce the size of the Revolver at any time.
Term Loan Facilities
At December 31, 2019, the U.S term loan and multi-currency term loans incurred interest at the rate of 3.30% and 1.50%, respectively. At December 31, 2018 the U.S. term loan and multi-currency term loans incurred interest at 4.27% and 1.75%, respectively. The Eurocurrency rates used for the U.S. dollar-denominated term loan and the Euro-denominated term loans are one-month LIBOR and one-month or three-month Euribor, respectively. Borrowings under the term loan facilities amortize in equal quarterly installments at the rate of 5% per annum, with the remaining balance due upon maturity.
Third Amended and Restated Credit Agreement
On January 23, 2018, the Company amended its existing credit facility at the time, dated as of May 20, 2014 (the “Second Amended and Restated Credit Agreement”), whereby the existing credit agreement was amended and restated in its entirety (as amended and restated, the "Third Amended and Restated Credit Agreement"), by and among the Company and certain foreign subsidiaries of the Company, as borrowers, and certain domestic and foreign subsidiaries of the Company, as guarantors.
The Third Amended and Restated Credit Agreement provided for a $750.0 million credit facility that was scheduled to mature in five years, consisting of a revolving commitment in the amount of $400.0 million, which may be made available in U.S. dollars, Euro, British Pound and other foreign currencies, a U.S. term loan commitment in the amount of $250.0 million and a multi-currency term loan commitment in the amount of €81.7 million. The Third Amended and Restated Credit Agreement also includes an option to increase the size of the Revolver or incur incremental term loans by an amount equal to the greater of $250.0 million or 90% of the EBITDA of the Company and its subsidiaries for the four fiscal quarters prior to such increase or additional loan, subject to the satisfaction of certain terms and conditions. Proceeds from the debt issued under the Third Amended and Restated Credit Agreement were used, among other things, to (1) fund the Muuto acquisition and, (2) refinance certain indebtedness.
Maturities
As of December 31, 2019, the Company's contractual future maturities of its debt are as follows (in millions):

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

2020	$17.1
2021	17.1
2022	17.1
2023	17.1
2024	381.9
Thereafter	—
Total	$450.3

Deferred Financing Fees
Amortization expense related to deferred financing fees, recognized as a component of interest expense on the consolidated statements of operations, was $1.0 million, $1.1 million and $0.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. In connection with the Credit Agreement Amendment executed in the third quarter of 2019, the Company incurred $2.0 million of debt issuance costs, the majority of which were capitalized and will be amortized over the term of the amended credit agreement. The Company recorded a loss on extinguishment of debt of approximately $0.4 million related to the balance of unamortized costs associated with lenders that exited the credit facility or reduced their Revolver commitment.
During 2018, the Company recorded a loss on extinguishment of debt of approximately $1.4 million related to its termination of the Second Amended and Restated Credit Agreement.
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
Changes in the warranty reserve are as follows (in millions):

	2019	2018	2017
Balance, beginning of the year	$9.6	$9.2	$8.9
Provision for warranty claims	8.4	7.7	7.1
Warranty claims settled	(7.8)	(7.9)	(6.7)
Warranties acquired through business acquisition	—	0.6	—
Foreign currency translation adjustment	(0.1)	—	(0.1)
Balance, end of the year	$10.1	$9.6	$9.2

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

15. STOCK-BASED COMPENSATION
The Company sponsors several stock compensation plans (collectively, the "Stock Compensation Plans") under which awards denominated or payable in shares, units or options to purchase shares of Knoll common stock may be granted to officers, certain other employees, directors and consultants of the Company. As of December 31, 2019, there were approximately 1.6 million shares authorized and available for issuance pursuant to the Stock Compensation Plans. Equity awards are granted under the Stock Compensation Plans based upon terms and conditions established by the Compensation Committee of the Company's Board of Directors (the "Committee").
Stock-based compensation expense recognized in earnings for the years ended December 31, 2019, 2018, and 2017 totaled $10.8 million ($8.0 million after-tax), $9.2 million ($6.9 million after-tax) and $9.6 million ($6.1 million after-tax) respectively, and is included within selling, general, and administrative expenses.
As of December 31, 2019, unrecognized compensation cost related to all unvested equity awards was $16.3 million , the vast majority of which relates to unvested restricted shares and restricted stock units. This expense is expected to be recognized over a weighted-average period of 1.7 years.
Restricted Shares
Restricted shares generally vest at the end of the three or four-year period following the grant date. Stock-based compensation cost is measured at grant date based on the fair value of the underlying awards on the grant date. Grantees of restricted shares are entitled to participate in dividends declared on the Company's outstanding common stock, the accumulated balance of which is paid or payable upon the vesting date of the underlying restricted shares.
The following table summarizes activity during 2019 with respect to restricted shares (shares in thousands):

	Restricted Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2018	725	$21.03
Granted	425	$20.46
Forfeited	(20)	$21.13
Vested	(234)	$19.07
Outstanding at December 31, 2019	896	$21.27

The fair value of restricted shares that vested during 2019, 2018 and 2017 was $5.0 million , $7.4 million, $9.5 million, respectively.
Restricted Stock Units
All of the Company's outstanding restricted stock units ("RSUs") are contingently issuable, as they are subject to either certain performance-based conditions ("PBRSUs") or a market-based condition related to relative total shareholder return ("MBRSUs"). The Committee determines the time period over which RSUs vest, as well as the vesting schedule per award, which is generally at the end of the three or four-year period following the grant date. PBRSUs have payouts that range from 0% to 150% of the target award. MBRSUs either payout at 100% or not at all. All RSUs settle in shares and are entitled to participate in dividends declared on the Company's outstanding common stock, the accumulated balance of which is paid or payable upon the vesting of the underlying RSUs. To the extent that performance or market conditions are not fully attained, the underlying RSUs are forfeited.
The estimated fair values of MBRSUs are initially determined on the grant date using a Monte Carlo simulation model. The Company's assumptions used as inputs into the valuation process are based on the expected life, which matches the applicable vesting period.
The following weighted-average assumptions were used as inputs into the valuation of the MBRSUs granted during the fiscal years indicated:

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

	2019	2018	2017
Weighted-average grant date fair value	$14.75	$13.87	$10.63
Assumptions used to compute fair value :
Volatility	28.6%	27.3%	27.2%
Risk free interest rate	2.5%	2.3%	1.6%
Expected life	3 years	3 years	3 years
Expected dividend yield	2.9%	2.8%	2.6%

The following table summarizes activity during 2019 with respect to RSUs (shares in thousands):

	PBRSUs	Weighted-Average Grant Date Fair Value	MBRSUs	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2018	405	$20.92	270	$12.46
Granted	335	$20.40	114	$14.75
Vested	(89)	$18.93	—	$—
Forfeited	(57)	$19.44	(97)	$12.68
Outstanding at December 31, 2019	594	$21.07	287	$13.29

The fair value of RSUs that vested and settled in shares during 2019, 2018 and 2017 was $1.9 million, $1.4 million, and $9.9 million, respectively.
Stock Options
Stock options are granted with an exercise price equal to the market value of Knoll's common stock on the date of grant and have a maximum contractual term of ten years. The fair value of each option is initially measured on the grant date using the Black-Scholes option pricing model. The expected life is estimated based on the vesting period and expiration date of the award. Expected volatility is estimated based on the historical volatility of the Company's stock price over a period of time matching the expected life. The dividend yield is based on the Company's historical dividend record. The risk-free rate is based on the applicable U.S. Treasury Note rate.
The following table summarizes activity during 2019 with respect to stock options (shares in thousands):

	Shares under Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	20	$22.59
Granted	90	20.44
Outstanding at December 31, 2019	110	$20.83	8.1	$0.1
Exercisable at December 31, 2019	20	$22.59	3.6	$0.1

The weighted-average grant-date fair value of options granted during the years ended December 31, 2019 and 2018 was $4.65 and $4.01 per option, respectively. There were no options awarded in 2017. The total intrinsic value of options exercised during the year ended December 31, 2017 was $0.2 million. No options were exercised during 2019 or 2018. The total grant-date fair value of options that vested during each of the years ended December 31, 2019 and 2017 was less than $0.1 million. There were no options that vested in 2018.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

16. STOCKHOLDERS' EQUITY
Common Stock
The following table presents the change in the number of shares of common stock outstanding during the years ended December 2019, 2018, and 2017 (table in thousands and is exclusive of non-voting restricted shares):

Shares outstanding as of December 31, 2016	48,102
Purchase of common stock	(17)
Shares issued under stock incentive plan, net of awards surrendered to pay applicable taxes	385
Exercise of stock options	22
Shares issued to Board of Directors in lieu of cash	6
Shares outstanding as of December 31, 2017	48,498
Shares issued under stock incentive plan, net of awards surrendered to pay applicable taxes	205
Shares issued to Board of Directors in lieu of cash	3
Shares outstanding as of December 31, 2018	48,706
Shares issued under stock incentive plan, net of awards surrendered to pay applicable taxes	171
Shares issued to Board of Directors in lieu of cash	2
Shares outstanding as of December 31, 2019	48,879

Treasury Stock (in thousands)
As of December 31, 2019 and 2018, the Company held 16,521 and 16,348 treasury shares, respectively. The Company records repurchases of its common stock for treasury at cost.
Preferred Stock
The Company's Certificate of Incorporation authorizes the issuance of 10,000,000 shares of preferred stock with a par value of $1.00 per share. Subject to applicable laws, the Board of Directors is authorized to provide for the issuance of preferred shares in one or more series, and may determine the rights, preferences and terms thereof. To date, no preferred shares have been issued or are outstanding.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in AOCL by component for the following twelve-month periods ended December 31 (in millions):

	Unrealized gains (losses) on Interest Rate Swaps	Foreign Currency Translation Adjustment	Foreign Currency Translation Adjustment on Long-term Intercompany Notes	Pension and Other Post-Employment Liability Adjustment	Total
Balance as of December 31, 2016	$—	$(14.0)	$—	$(29.4)	$(43.4)
Other comprehensive income (loss) before reclassifications	—	8.4	—	(11.2)	(2.8)
Amounts reclassified from AOCL	—	—	—	1.4	1.4
Net current period other comprehensive loss before income tax	—	8.4	—	(9.8)	(1.4)
Income tax benefit	—	—	—	1.0	1.0
Other comprehensive income (loss)	—	8.4	—	(8.8)	(0.4)
Balance as of December 31, 2017	$—	$(5.6)	$—	$(38.2)	$(43.8)
Other comprehensive loss before reclassifications	(1.6)	(13.2)	(8.1)	(2.4)	(25.3)
Amounts reclassified from AOCL	—	—	—	5.9	5.9
Net current period other comprehensive loss before income tax	(1.6)	(13.2)	(8.1)	3.5	(19.4)
Income tax benefit (expense)	0.4	—	—	(0.9)	(0.5)
Other comprehensive loss (income)	(1.2)	(13.2)	(8.1)	2.6	(19.9)
ASU 2018-02	—	—	—	(4.7)	(4.7)
Balance as of December 31, 2018	$(1.2)	$(18.8)	$(8.1)	$(40.3)	$(68.4)
Other comprehensive (loss) income before reclassifications	(6.0)	3.2	(4.9)	(15.4)	(23.1)
Amounts reclassified from AOCL	1.1	—	—	21.0	22.1
Net current period other comprehensive loss before income tax	(4.9)	3.2	(4.9)	5.6	(1.0)
Income tax benefit (expense)	1.3	—	—	(1.3)	—
Other comprehensive loss (income)	(3.6)	3.2	(4.9)	4.3	(1.0)
Balance as of December 31, 2019	$(4.8)	$(15.6)	$(13.0)	$(36.0)	$(69.4)

The following pension and OPEB reclassifications were made from AOCL into earnings during the periods presented (in millions):

	Year Ended December 31,
	2019	2018	2017
Amortization of pension and other post-employment liability adjustments
Prior service credits (1)	$0.7	$0.7	$1.5
Actuarial losses (1)	(0.9)	(0.9)	(0.7)
Loss recognized during settlement	(20.8)	(5.7)	(2.2)
Total before tax	(21.0)	(5.9)	(1.4)
Tax (benefit)	(5.5)	(1.5)	(0.6)
Net of tax	$(15.5)	$(4.4)	$(0.8)

(1)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension costs. See Note 10 for additional information.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

17. EARNINGS PER SHARE
Basic earnings per share ("EPS") is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS is similarly calculated but includes the weighted-average dilutive effect of outstanding restricted shares, RSUs and stock options.
The following table sets forth the reconciliation from basic to dilutive average common shares (in millions):

	Years ended December 31,
	2019	2018	2017
Numerator:
Net earnings attributable to Knoll, Inc. stockholders	$67.5	$73.3	$80.2

Denominator: (shares in thousands)
Denominator for basic earnings per shares - weighted-average shares	48,846	48,657	48,423
Effect of dilutive securities:
Potentially dilutive shares resulting from stock plans	611	561	737
Denominator for diluted earnings per share - weighted-average shares	49,457	49,218	49,160
Antidilutive equity awards not included in weighted-average common shares - diluted	—	20	—

Net earnings per share:
Basic	$1.38	$1.51	$1.66
Diluted	$1.36	$1.49	$1.63

18. INCOME TAXES
The source of earnings before income taxes consisted of the following (in millions):

	2019	2018	2017
U.S. operations	$50.9	$67.3	$62.6
Foreign operations	40.0	30.9	16.0
Total	$90.9	$98.2	$78.6

Income tax expense (benefit) is comprised of the following (in millions):

	2019	2018	2017
Current:
Federal	$8.5	$4.3	$11.7
State	5.3	2.1	2.4
Foreign	10.9	13.7	3.9
Total current	$24.7	$20.1	$18.0
Deferred:
Federal	(0.7)	6.3	(20.6)
State	(0.4)	0.9	2.5
Foreign	(0.2)	(2.4)	(1.5)
Total deferred	(1.3)	4.8	(19.6)
Income tax expense (benefit)	$23.4	$24.9	$(1.6)

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”), as enacted December 22, 2017, significantly revised U.S. tax law. The law included significant changes to the U.S. corporate income tax system, including a Federal corporate rate reduction from 35% to 21%, limitations on the deductibility of interest expense and executive compensation, and the transition of U.S. international taxation from a worldwide tax system to a territorial tax system.
During the fourth quarter of 2017, the Company recorded an estimated tax benefit derived from the enactment of the Tax Act of $26.6 million, which primarily related to the remeasurement of the Company's net deferred tax liabilities in the U.S. and the one-time transition tax on deemed repatriation of foreign earnings. During 2018, the Company completed its accounting for the provisional amounts recognized in December 2017 and recorded an additional tax benefit of $1.7 million related to the rate differential on the deferred provision to return.
The following table sets forth the tax effects of temporary differences that give rise to the Company's deferred tax assets and liabilities (in millions):

	December 31, 2019	December 31, 2018
Deferred tax assets
Accounts receivable, principally due to allowance for doubtful accounts	$1.4	$—
Inventories	5.9	5.9
NOL carryforwards	5.0	6.9
Accrued pension	5.8	2.1
Stock-based compensation	4.8	3.7
Compensation-related accruals	1.2	0.7
Warranty	2.7	2.1
OPEB obligation	1.0	0.9
Accrued liabilities and other items	8.3	8.4
Gross deferred tax assets	$36.1	$30.7
Valuation allowance	(4.3)	(4.8)
Net deferred tax assets	31.8	25.9
Deferred tax liabilities:
Intangibles	(92.3)	(85.6)
Plant and equipment	(24.5)	(26.8)
Gross deferred tax liabilities	(116.8)	(112.4)
Net deferred tax liabilities	$(85.0)	$(86.5)

As of December 31, 2019, the Company had NOL carryforwards of approximately $18.7 million between the United Kingdom ("U.K."), Germany and Brazil. These NOL carryforwards do not expire. The Company regularly evaluates positive and negative evidence as it relates to realizability of deferred tax assets in each jurisdiction. During 2017, the Company determined that the valuation allowance placed against the deferred tax asset associated with the UK NOL should be reversed, as a history of positive earnings and anticipated future taxable income supported the conclusion that it is more likely than not that the related tax benefit will be realized. This reversal resulted in the recognition of an income tax benefit of $2.6 million. The Company still provides valuation allowances against the deferred tax assets associated with the NOL carryovers from operations in Germany and Brazil due to the uncertainty of their realization, either in whole or in part.
The following table summarizes the activity related to the Company's deferred tax asset valuation allowance and the changes therein during the periods presented (in millions):

	Balance at Beginning of Year	Releases (tax benefit recognized) (1)	Other(2)	Balance at End of Year
Year ended December 31, 2017	$6.2	$(2.6)	$1.2	$4.8
Year ended December 31, 2018	4.8	—	—	4.8
Year ended December 31, 2019	4.8	(0.2)	(0.3)	4.3

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

(1)
During 2017, the valuation allowance related to the NOL carryover from operations in the UK was fully released. During 2019, the valuation allowance related to the NOL carryover from operations in Germany was partially released.

(2)	Primarily foreign exchange impact
The following table sets forth a reconciliation of the statutory federal income tax rate to the effective income tax rate:

	2019	2018	2017
Federal statutory tax rate	21.0%	21.0%	35.0%
Increase (decrease) in the tax rate resulting from:
State taxes, net of federal effect	4.2%	2.4%	5.2%
Foreign operations, net (1)	2.5%	0.7%	(0.9)%
Research and development tax credits	(1.1)%	(1.1)%	(1.3)%
Tax Act (2)	—%	(3.2)%	(33.9)%
Return to provision adjustments	(3.7)%	1.1%	(0.5)%
Change in valuation allowance against deferred tax assets	(0.3)%	—%	(3.3)%
Other	3.2%	4.5%	(2.3)%
Effective tax rate	25.8%	25.4%	(2.0)%

(1)
Includes the tax effects of income tax rate differentials, deductions and credits applicable to the operations of the Company's foreign subsidiaries. Certain provisions of the Tax Act were newly effective for the Company in 2019, including provisions related to inclusions of foreign-sourced earnings in excess of an allowable return on foreign subsidiaries' tangible assets. These provisions are designed to tax global intangible low-taxed income ("GILTI"). The Company has elected to account for any GILTI tax in the period in which it is incurred.

(2)
Primarily attributable to the impact of the remeasurement of domestic net deferred tax liabilities (at the lower statutory rate of 21.0%) and the one-time transition tax on unremitted foreign earnings (See Note 2).

As of December 31, 2019, to the extent the Company’s earnings attributable to its foreign subsidiaries are not considered permanently reinvested, a deferred tax liability for the tax consequences of remitting the accumulated earnings has been provided in the financial statements.
The following table presents a reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the periods presented (in millions):

	2019	2018	2017
Balance, beginning of the year	$0.9	$0.9	$0.9
Additions for tax position related to the current year	—	0.1	0.1
Lapse of statute of limitations	(0.1)	(0.1)	(0.1)
Balance, end of the year	$0.8	$0.9	$0.9

All of the unrecognized tax benefits as of December 31, 2019, if recognized, would affect the Company's effective tax rate. The amounts of income tax-related interest and penalties recognized in the Consolidated Statements of Operations were not significant for the years ended December 31, 2019 and 2018, and 2017. There were no amounts accrued for the payment of income tax-related interest and penalties in the Consolidated Balance Sheets as of December 31, 2019 and 2018.
As of December 31, 2019, the Company is subject to U.S. Federal Income Tax examination for the tax years 2016 through 2019, and to non-U.S. income tax examination for the tax years 2012 to 2019. In addition, the Company is subject to state and local income tax examinations for the tax years 2015 through 2019.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

19. OTHER INCOME, NET
The components of other income, net are as follows (in millions):

	Years Ended December 31,
	2019	2018	2017
Foreign exchange losses (gains)	$1.5	$(2.0)	$1.8
Net periodic pension and OPEB benefit cost (credit)	(6.4)	(7.1)	(9.6)
Other, net	1.1	(0.5)	0.1
Other income, net	$(3.8)	$(9.6)	$(7.7)

20. QUARTERLY RESULTS (UNAUDITED)
The following tables contain selected unaudited Consolidated Statements of Operations and Comprehensive Income data for each quarter for the years ended December 31, 2019 and 2018. The operating results for any quarter are not necessarily indicative of results for any future period. The quarterly results are as follows (in millions):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2019
Sales	$332.8	$367.3	$356.5	$371.5	$1,428.1
Gross profit	123.8	140.7	140.4	144.1	549.0
Net earnings	18.0	21.7	17.5	10.3	67.5	(1) (2) (3)
Earnings per share—Basic	$0.37	$0.44	$0.36	$0.21	$1.38	(1) (2) (3)
Earnings per share—Diluted	$0.37	$0.44	$0.35	$0.21	$1.36	(1) (2) (3)

2018
Sales	$296.6	$323.4	$327.7	$354.6	$1,302.3
Gross profit	107.7	119.3	122.8	131.7	481.5
Net earnings	15.3	13.1	20.3	24.6	73.3	(4) (5) (6) (7)
Earnings per share—Basic	$0.31	$0.27	$0.42	$0.50	$1.51	(4) (5) (6) (7)
Earnings per share—Diluted	$0.31	$0.27	$0.41	$0.50	$1.49	(4) (5) (6) (7)

(1) During the first, second, third and fourth quarters of 2019, the Company recorded pension settlement charges of $0.2 million, $0.5 million, $9.8 million and $10.5 million, respectively.
(2) During the first, third and fourth quarters of 2019, the Company recorded restructuring charges of $0.1 million, $0.1 million and $0.6 million, respectively within the Office segment related to an organizational realignment that will result in greater operating efficiency and control.
(3) During the fourth quarter of 2019, the Company recorded an intangible asset impairment charge of $6.5 million.
(4) During the second, third and fourth quarters of 2018, the Company recorded pension settlement charges of $4.6 million, $0.6 million and $0.5 million, respectively.
(5) During the first, second, third and fourth quarters of 2018, the Company recorded restructuring charges of $0.5 million, $0.8 million, $1.2 million and $0.1 million, respectively within the Office segment related to an organizational realignment that will result in greater operating efficiency and control.
(6) During the first, second, third and fourth quarters of 2018, the Company recorded acquisition costs of $1.0 million, $0.5 million, $0.2 million and $0.2 million, respectively related to the acquisition of Muuto.
(7) The fourth quarter of 2018 includes the recognition of a tax benefit of $1.7 million related to the Tax Act.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

21. SEGMENT AND GEOGRAPHIC REGION INFORMATION
The tables below present the Company’s segment information (in millions):

	2019	2018	2017
SALES
Office	$873.8	$797.1	$733.3
Lifestyle	554.3	505.2	399.6
Corporate	—	—	—
Knoll, Inc.	$1,428.1	$1,302.3	$1,132.9
INTERSEGMENT SALES (1)
Office	$2.1	$1.6	$1.3
Lifestyle	9.9	10.8	10.9
Corporate	—	—	—
Knoll, Inc.	$12.0	$12.4	$12.2
DEPRECIATION AND AMORTIZATION (2)
Office	$23.9	$20.7	$18.7
Lifestyle	14.1	12.9	6.3
Corporate	0.5	0.6	0.9
Knoll, Inc.	$38.5	$34.2	$25.9
OPERATING PROFIT
Office (3)	$64.2	$49.5	$26.1
Lifestyle (4)	90.2	90.0	78.5
Corporate (4)	(24.6)	(24.3)	(24.1)
Knoll, Inc.(5)	$129.8	$115.2	$80.5
CAPITAL EXPENDITURES (6)
Office	$36.1	$32.7	$33.3
Lifestyle	14.7	8.3	5.9
Corporate	1.1	0.9	0.5
Knoll, Inc.	$51.9	$41.9	$39.7

(1)	Intersegment sales are presented on a cost-plus basis which takes into consideration the effect of transfer prices between legal entities.

(2)	Excludes amortization of deferred financing fees.

(3)
Within the Office segment, Knoll recorded a $16.3 million write-off of property, plant, and equipment during 2017; a $21.0 million, $5.7 million and $2.2 million pension settlement charge during 2019, 2018 and 2017, respectively; and a $0.8 million, $2.6 million and $2.2 million restructuring charge during 2019, 2018 and 2017, respectively.

(4)	Knoll recorded acquisition costs of $0.6 million and $1.3 million related to the acquisition of Muuto within the Lifestyle segment and Corporate, respectively, during 2018.

(5)	The Company does not allocate interest expense or other (income) expense, net to the reportable segments.

(6)	The amounts reported above do not account for the change in accrued capital costs during the years ended December 31, 2019, 2018 or 2017.
Many of the Company's facilities manufacture products for both reportable segments. Therefore, it is impractical to disclose asset information on a segment basis.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

The Company markets its products in the United States and internationally, with its principal international markets being Canada and Europe. The table below contains information about the geographical areas in which the Company operates. Sales are attributed to the geographic areas based on the origin of sale, and property, plant, and equipment, net is based on the geographic area in which the asset resides (in millions):

	United States	Canada	Europe	Other	Consolidated
2019
Sales	$1,183.6	$37.2	$206.9	$0.4	$1,428.1
Property, plant, and equipment, net	191.3	28.9	18.8	—	239.0
2018
Sales	$1,066.8	$37.3	$197.4	$0.8	$1,302.3
Property, plant, and equipment, net	172.7	26.9	15.4	—	215.0
2017
Sales	$977.7	$52.9	$100.2	$2.1	$1,132.9
Property, plant, and equipment, net	157.8	29.3	13.5	—	200.6

22. SUBSEQUENT EVENT
On January 16, 2020 the Company announced the closure of the Grand Rapids, Michigan manufacturing operations. Under the restructuring plan, the Grand Rapids manufacturing operations are expected to be substantially closed by the end of the second quarter of 2020. As a result of this restructuring plan, the Company will make changes to better optimize its logistics operations which are expected to be substantially completed by the end of 2021. All product lines currently manufactured in Grand Rapids will be transitioned to other Knoll manufacturing sites in North America.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. We, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report (December 31, 2019) ("Disclosure Controls"). Based upon the Disclosure Controls evaluation, our principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Our management assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Our evaluation of internal control over financial reporting did not include the internal controls of FHI LLC (“Fully”), which was acquired on August 29, 2019, and is included in our 2019 consolidated financial statements and constitutes 3.2% of total assets as of December 31, 2019 and 1.3% and 2.6% of sales and net earnings, respectively, for the year then ended. The Company is currently in the process of integrating Fully into its internal control over financial reporting process pursuant to the Sarbanes-Oxley Act of 2002. The Company is evaluating changes to processes, information technology systems and other components of internal controls over financial reporting as part of its ongoing integration activities, and as a result, controls may be periodically changed. The Company believes, however, that it will be able to maintain sufficient controls over its financial reporting throughout this integration process. Based on our assessment, with the exclusion of Fully, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, the Company’s independent registered public accounting firm, as stated in their report included in Item 8, “Financial Statements and Supplementary Data.”
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Knoll, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Knoll, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Knoll, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
As indicated in the accompanying Management’s annual report on internal control over financial reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of FHI LLC (Fully), which is included in the 2019 consolidated financial statements of the Company and constituted 3.2% of total assets as of December 31, 2019 and 1.3% and 2.6% of sales and net earnings, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Fully.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company and our report dated February 21, 2020 expressed an unqualified opinion thereon.
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
February 21, 2020

ITEM 9B.    OTHER INFORMATION
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 relating to directors, director nominees and executive officers of the registrant is incorporated by reference from the information under the captions “Board of Directors,” “Election of Directors,” “Executive Officers,” “Board Meetings and Committees,” “Code of Ethics,” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement for our 2020 Annual Meeting of Stockholders (the “Proxy Statement”).
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
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans

	Equity Compensation Plan Information As of December 31, 2019
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Shares Remaining for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	110,000	$22.59	1,644,939
Equity compensation plans not approved by security holders	—	—	—
Total	110,000		1,644,939
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

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)Documents filed as part of this Form 10-K:

(1) CONSOLIDATED FINANCIAL STATEMENTS (ITEM 8)

•Consolidated Balance Sheets as of December 31, 2019 and 2018

•	Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017
•Consolidated Statements of Equity for the Years Ended December 31, 2019, 2018 and 2017
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017
•Notes to the Consolidated Financial Statements
•Report of Independent Registered Public Accounting Firm

(2) FINANCIAL STATEMENT SCHEDULES

•
All schedules for which provision is made in the applicable regulation of the Commission have either been presented in the Company's financial statements or are not required under the related instructions or are inapplicable and therefore have been omitted.

(3) EXHIBITS

Exhibit Number		Description
2.1	(b)	Share Purchase Agreement, dated as of December 10, 2017, among Knoll Denmark ApS, Maj Invest Equity 4 K/S, B Holding 2005 ApS, KB ApS, Unos ApS and AK Cleemann Holding APS.
2.2	(g)	Securities Purchase Agreement, dated February 3, 2014, among Knoll, Inc., Holly Hunt Enterprises, Inc., HHMI LLC, the Shareholders of Holly Hunt Enterprises, Inc. and the Members of HHMI LLC.

3.1	(a)	Amended and Restated Certificate of Incorporation of Knoll, Inc.

3.2	(i)	Amended and Restated By-Laws of Knoll, Inc.

4.1	(m)	Form of Stock Certificate.

4.2	*	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1	(b)
Third Amended and Restated Credit Agreement, dated as of January 23, 2018, by and among Knoll, Inc., certain of the domestic subsidiaries of Knoll, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arranger and Sole Bookrunner, and certain other lenders and the other lenders party thereto.

Exhibit Number		Description
10.2	(q)
First Amendment to Third Amended and Restated Credit Agreement, dated as of August 26, 2019, among Knoll, Inc., certain subsidiaries of Knoll, Inc., as borrowers, certain foreign and domestic subsidiaries of Knoll, Inc., as guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and each of the lenders party thereto.

10.3	(d)*	Amended and Restated Employment Agreement, dated as of July 1, 2016, between Knoll, Inc. and Andrew B. Cogan.

10.4	(l)*	Amended and Restated Knoll, Inc. 2010 Stock Incentive Plan.

10.5	(o)*	Amended and Restated Knoll, Inc. 2013 Stock Incentive Plan

10.6	(e)	Amended and Restated Knoll, Inc. 2018 Stock Incentive Plan

10.7	(k)	Amended and Restated Knoll, Inc. Non-Employee Director Compensation Plan.

10.8	(h)*	Form of Restricted Share Agreement under the Non-Employee Director Compensation Plan (time vesting).

10.9	(f)*	Form of Restricted Share Agreement under the 2010 Stock Incentive Plan (time vesting).

10.10	(f)*	Form of Restricted Share Agreement under the 2010 Stock Incentive Plan (time vesting with accelerated performance vesting).

10.11	(f)*	Form of Non-Qualified Stock Option Agreement under the 2010 Stock Incentive Plan.

10.12	(p)*	Form of Performance-Based Stock Unit Agreement under the 2013 Stock Incentive Plan.

10.13	(n)*	Form of Performance-Based Stock Unit Agreement under the 2013 Stock Incentive Plan (enhanced vesting).

10.14	(c)*	Form of Restricted Share Agreement under the 2013 Stock Incentive Plan (updated change in control).

10.15	(c)*	Form of Performance-Based Stock Unit Agreement under the 2013 Stock Incentive Plan (updated change in control).

10.16	(r)*	Form of Performance-Based Stock Unit Agreement under the 2018 Stock Incentive Plan.

10.17	(r)*	Form of Restricted Share Agreement under the 2018 Stock Incentive Plan.

10.18	(r)*	Form of Non-Qualified Stock Option Agreement under the 2018 Stock Incentive Plan.

10.19	(a)*	Form of Director and Officer Indemnification Agreement.

10.20	(j)*	Andrew B. Cogan 2020 Incentive Compensation Letter, dated December 2, 2019.

10.21	(j)*	2020 Incentive Compensation Letter for Named Executive Officers (other than CEO), dated December 2, 2019.

10.22	(i)*	Severance Agreement between Company and Charles W. Rayfield.

10.23	(i)*	Severance Agreement between Company and Michael A. Pollner.

10.24	*	Severance Agreement between Company and Christopher M. Baldwin.

18		Preferability Letter of Ernst & Young LLP (filed herewith)

21		Subsidiaries of Knoll, Inc.

23.1		Consent of Independent Registered Public Accounting Firm.

24.1		Power of Attorney [(included on signature page)].

31.1		Certification for Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit Number	Description
31.2	Certification for Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

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

101
The following materials from the Company's Annual Report on Form 10-K for the period ended December 31, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2019, and December 31, 2018, (ii) Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2019, December 31, 2018 and December 31, 2017, (iii) Consolidated Statements of Equity for the years ended December 31, 2019, December 31, 2018, and December 31, 2017, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2019, December 31, 2018, and December 31, 2017 and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.**

104	Cover Page Interactive Data File (formatted as Inline XBRL)
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

(a)	Incorporated by reference to Knoll, Inc.'s Registration Statement on Form S-1 (File No. 333-118901), which was declared effective by the Commission on December 13, 2004.
(b)	Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on January 25, 2018.
(c)	Incorporated by reference to Knoll, Inc.'s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2017.
(d)	Incorporated by reference to Knoll, Inc.'s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2016.
(e)	Incorporated by reference to Knoll, Inc.'s Annual Report on Form 8-K filed with the Commission on April 9, 2018.
(f)	Incorporated by reference to Knoll, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2010.
(g)	Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on February 3, 2014.
(h)	Incorporated by reference to Knoll, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2007.
(i)	Incorporated by reference to Knoll, Inc.'s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2018.
(j)	Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on December 6, 2019.
(k)	Incorporated by reference to Knoll, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2017.
(l)	Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on May 11, 2010.
(m)	Incorporated by reference to Knoll, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012.
(n)	Incorporated by reference to Knoll, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2015.
(o)	Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on April 26, 2013.
(p)	Incorporated by reference to Knoll, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013.
(q)	Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on August 26, 2019.
(r)	Incorporated by reference to Knoll, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 21st day of February 2020.

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

/s/ ANDREW B. COGAN Andrew B. Cogan	Chairman of the Board and Chief Executive Officer, Knoll, Inc.	2/21/2020
/s/CHARLES W. RAYFIELD Charles W. Rayfield	Chief Financial Officer (Chief Accounting Officer)	2/21/2020
/s/ DANIEL W. DIENST Daniel W. Dienst	Director	2/21/2020
/s/ JEFFREY A. HARRIS Jeffrey A. Harris	Director	2/21/2020
/s/ RONALD R. KASS Ronald R. Kass	Director	2/21/2020
/s/ JOHN F. MAYPOLE John F. Maypole	Director	2/21/2020
/s/ SARAH E. NASH Sarah E. Nash	Director	2/21/2020
/s/ STEPHEN F. FISHER Stephen F. Fisher	Director	2/21/2020
/s/ STEPHANIE STAHL Stephanie Stahl	Director	2/21/2020
/s/ CHRISTOPHER G. KENNEDY Christopher G. Kennedy	Director	2/21/2020