Form 10-Q
period 2020-03-31
KNOLL INC
filed 2020-05-11
CIK 1011570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
             Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
 Commission File No. 001-12907

KNOLL, INC.
Exact name of registrant as specified in its charter

Delaware	13-3873847
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

	1235 Water Street
East Greenville,	PA	18041
Address of principal executive offices		Zip Code
(215) 679-7991
Registrant’s telephone number, including are code
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, par value $0.01 per share	KNL	New York Stock Exchange
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
Yes ☐ No ☒
As of May 7, 2020, there were 50,647,480 shares (including 1,581,952 non-voting restricted shares) of the Registrant’s common stock, par value $0.01 per share, outstanding.

KNOLL, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
KNOLL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in millions, except per share data)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$130.6	$8.5
Customer receivables, net of allowance for doubtful accounts of $4.8 and $4.0, respectively	114.2	107.4
Inventories	203.9	195.9
Prepaid expenses	19.3	17.2
Other current assets	11.4	11.6
Assets held for sale	11.1	—
Total current assets	490.5	340.6
Property, plant, and equipment, net	224.9	239.0
Goodwill	328.0	332.1
Intangible assets, net	343.4	348.2
Right-of-use lease assets	107.1	94.4
Other non-current assets	2.4	3.6
Total assets	$1,496.3	$1,357.9
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$17.0	$17.1
Accounts payable	122.3	131.9
Current portion of lease liability	24.9	20.7
Other current liabilities	110.6	120.3
Total current liabilities	274.8	290.0
Long-term debt, net	589.3	428.9
Deferred income taxes	77.1	87.5
Pension liability	33.5	22.0
Lease liability	98.7	87.0
Other non-current liabilities	19.2	14.9
Total liabilities	1,092.6	930.3
Commitments and contingent liabilities (Note 9)
Shareholders’ equity: (shares in thousands)
Common stock,$0.01 par value; 200,000 shares authorized; 67,336 and 66,296 shares issued, respectively, 50,649 and 49,775 shares outstanding, respectively, net, at all periods, of treasury shares and inclusive of non-voting restricted shares	0.5	0.5
Additional paid-in capital	64.4	66.8
Retained earnings	432.1	429.7
Accumulated other comprehensive loss	(93.3)	(69.4)
Total shareholders’ equity	403.7	427.6
Total liabilities and shareholders’ equity	$1,496.3	$1,357.9

See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2020	2019
Sales	$340.0	$332.8
Cost of sales	217.7	209.0
Gross profit	122.3	123.8
Selling, general, and administrative expenses	103.3	94.5
Restructuring charges	7.6	0.1
Operating profit	11.4	29.2
Interest expense	4.9	5.2
Pension settlement charges	0.7	0.2
Other income, net	(1.2)	(0.7)
Income before income tax expense	7.0	24.5
Income tax (benefit) expense	(3.9)	6.5
Net earnings	$10.9	$18.0

Net earnings per share:
Basic	$0.22	$0.37
Diluted	$0.22	$0.37

Weighted-average common shares outstanding: (in thousands)
Basic	48,973	48,775
Diluted	49,708	49,190

Net earnings	$10.9	$18.0
Other comprehensive income (loss), net of tax:
Unrealized losses on cash flow hedge, net of amounts reclassified into earnings	(4.6)	(1.5)
Pension and other post-employment liability adjustments	(8.4)	0.1
Foreign currency translation adjustments	(9.3)	1.9
Foreign currency translation adjustments on long-term intercompany notes	(1.6)	(4.1)
Total other comprehensive (loss) income, net	(23.9)	(3.6)
Total comprehensive (loss) income	$(13.0)	$14.4

See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in millions)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$10.9	$18.0
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation	8.4	6.3
Amortization expense (including debt issuance costs)	2.9	2.5
Deferred income tax benefit	(6.3)	—
Pension settlement charges	0.7	0.2
Stock-based compensation	1.6	2.2
Other non-cash items	1.4	1.4
Changes in assets and liabilities:
Customer receivables	(9.4)	11.4
Inventories	(10.2)	(7.1)
Prepaid expenses and other assets	(0.8)	1.8
Accounts payable	(6.8)	(7.5)
Other liabilities	(8.8)	(10.1)
Cash provided by (used in) operating activities	(16.4)	19.1
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(10.7)	(9.2)
Other	0.4	—
Cash used in investing activities	(10.3)	(9.2)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facility	219.5	111.0
Repayment of revolving credit facility	(53.5)	(105.0)
Repayment of term loans	(4.2)	(4.3)
Payment of dividends	(8.9)	(7.8)
Payments of withholding taxes related to net share settlements of equity awards	(3.8)	(3.0)
Cash provided by (used in) financing activities	149.1	(9.1)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	—
Net increase in cash and cash equivalents	122.1	0.8
Cash and cash equivalents at beginning of period	8.5	1.6
Cash and cash equivalents at end of period	$130.6	$2.4

See accompanying notes to the condensed consolidated financial statements.

NOTE 1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Knoll, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and any partially-owned subsidiaries that the Company has the ability to control. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the three month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020.
The condensed consolidated balance sheet of the Company, as of December 31, 2019, has been derived from the Company’s audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
Certain reclassifications have been made to prior year balances to conform to current year presentation in the condensed consolidated statement of cash flows.
During the fourth quarter of 2019, the Company aligned the consolidation of certain of its foreign subsidiaries in the consolidated financial statements which previously included results on a one-month reporting lag. The Company has determined that the effect of this change is not material to the condensed consolidated financial statements for the prior period presented and therefore has not presented retrospective application of this change.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Use of Estimates
U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. These estimates and assumptions take into account historical and forward looking factors that the Company believes are reasonable, including, but not limited to, the potential impacts arising from the coronavirus pandemic of 2019 (“COVID-19”) and public and private sector policies and initiatives aimed at reducing its transmission. As the extent and duration of the impacts of COVID-19 remain unclear, the Company’s estimates and assumptions may evolve as conditions change. Actual results could differ significantly from those estimates.
Examples of significant estimates include the allowance for credit losses, the recoverability of property, plant and equipment, the incremental borrowing rate for lease liabilities, the recoverability of intangible assets and other long-lived assets, fair value measurements, including those related to financial instruments, goodwill and intangible assets, valuation allowances on tax assets, pension and postretirement benefit obligations, contingencies and the identification and valuation of assets acquired and liabilities assumed in connection with business combinations.
Credit Losses
Subsequent to January 1, 2020, accounts receivable are recorded at amortized cost less an allowance for expected credit losses. The Company maintains an allowance for credit losses for the expected failure or inability of its customers to make required payments. The Company recognizes the allowance for expected credit losses at inception and reassesses quarterly based on management’s expectation of the asset’s collectability. The allowance is based on multiple factors including historical experience with bad debts, the credit quality of the customer base, the aging of such receivables and current macroeconomic conditions, as well as management’s expectations of conditions in the future. The Company’s allowance for uncollectible accounts receivable is based on management’s assessment of the collectability of assets pooled together with similar risk characteristics.
Management analyzes receivables based on the credit quality indicators and shared risk characteristics of our dealers and other customers. Management stratifies the dealer population generally by the level of their purchase activity, mainly recurring purchasers compared to non-recurring purchasers, as well as the financial strength of the dealer. Management also stratifies receivables based on government and corporate purchasers with common risk characteristics. Management considers multiple factors, including payment history, frequency of purchases and financial strength of the purchaser to determine the reserve needed..

Accounting Standards Adopted
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides practical expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply to contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”) or other reference rate expected to be discontinued due to reference rate reform. The amendments in this ASU are effective immediately and may be applied to impacted contracts and hedges prospectively through December 31, 2022. The adoption of the ASU had no impact on the Company’s condensed consolidated financial statements for the period ended March 31, 2020.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which amends the disclosure requirements for recurring and nonrecurring fair value measurements by removing, modifying and adding certain disclosures. The Company adopted ASU 2018-13 as of January 1, 2020. The adoption of this ASU did not have a significant impact on the Company’s condensed consolidated financial statements or disclosures.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the incurred loss impairment methodology for measuring and recognizing credit losses with a methodology that reflects expected credit losses, which requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company adopted ASU 2016-13 as of January 1, 2020. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.
NOTE 2. REVENUE
Disaggregation of Revenue
The Company’s revenue presented as “Sales” in the Condensed Consolidated Statements of Operations and Comprehensive Income is derived from contracts with customers for the sale of the Company’s products.
The Company’s sales by product category were as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Office Segment
Office Systems	$100.9	$106.3
Seating	30.4	30.9
Files and Storage	25.2	25.6
Ancillary	49.3	25.5
Other	10.6	13.9
Total Office Segment	216.4	202.2
Lifestyle Segment
Studio	96.3	101.6
Coverings	27.3	29.0
Total Lifestyle Segment	123.6	130.6
Total Sales	$340.0	$332.8
Contract Balances
The Company’s contract assets consist of trade receivables, the balances of which are included in Customer receivables, net in the Condensed Consolidated Balance Sheets. These amounts represent the amount of consideration the Company expects to be entitled to in exchange for the goods delivered to its customers.

When the Company receives deposits, the recognition of revenue is generally deferred and results in the recognition of a contract liability (Customer deposits), which is included in Other current liabilities in the Condensed Consolidated Balance Sheets. Subsequent recognition of revenue and discharge of the contract liability typically occurs within a year of a deposit receipt, as the Company’s standard contract is less than one year. As of March 31, 2020 and December 31, 2019, the contract liability related to customer deposits was $35.8 million and $32.5 million, respectively. During the three months ended March 31, 2020 and 2019, the Company recognized revenues that were included in the contract liability at the beginning of the respective year of $19.0 million and $19.8 million, respectively.
Allowance for Doubtful Accounts
The following table sets forth the changes in the Company’s allowance for doubtful accounts for the three months ended March 31, 2020 (in millions):

Balance at December 31, 2019	$4.0
Provision for doubtful accounts	0.6
Other	0.2
Balance at March 31, 2020	$4.8

NOTE 3. INVENTORIES
Inventories consisted of the following as of the dates presented (in millions):

	March 31, 2020	December 31, 2019
Raw materials	$58.1	$58.7
Work-in-process	8.4	8.1
Finished goods	137.4	129.1
	$203.9	$195.9

NOTE 4. PENSION AND OTHER POST-EMPLOYMENT BENEFITS
The following tables set forth the components of the net periodic benefit cost (credit) for the Company’s pension and other post-employment benefit plans (in millions):

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2020	2019	2020	2019
Interest cost	$1.5	$2.5	$—	$0.1
Expected return on plan assets	(2.7)	(4.0)	—	—
Amortization of prior service credit	—	—	—	(0.2)
Recognized actuarial loss	0.3	0.1	—	—
Pension settlement charge (1)	0.7	0.2	—	—
Net periodic benefit cost (credit)	$(0.2)	$(1.2)	$—	$(0.1)
(1) The pension settlement charge was related to cash payments from lump sum elections.
NOTE 5. FAIR VALUE MEASUREMENTS
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

Recurring Fair Value Measurements
The Company measures certain financial liabilities at fair value on a recurring basis. The following table summarizes the valuation of those liabilities as of the dates presented (in millions):

	Fair Value as of March 31, 2020				Fair Value as of December 31, 2019
Liabilities:	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate swap	$—	$12.8	$—	$12.8	$—	$6.6	$—	$6.6
Contingent consideration obligations (1)	—	—	2.0	2.0	—	—	2.0	2.0
(1) In connection with the Company’s acquisition of FHI LLC (“Fully”) in August 2019, the Company is contingently liable to make additional payments in the form of consideration based upon the achievement of certain performance targets. The maximum amount of contingent consideration that could be earned through 2023 as of March 31, 2020 is $15.0 million (see Note 4 to the Company’s 2019 Annual Report on Form 10-K for additional information on the Fully acquisition). As of March 31, 2020 and December 31, 2019, the fair value of the contingent consideration obligations was reflected as a component of Other non-current liabilities in the condensed consolidated balance sheets.
Interest Rate Swap
The fair value of the interest rate swap is based on observable prices as quoted for receiving the variable one-month LIBOR and paying fixed interest rates and therefore is classified as Level 2 within the fair value hierarchy.
Non-Recurring Fair Value Measurements
The Company did not have any non-recurring fair value measurements during the three months ended March 31, 2020.
NOTE 6. DERIVATIVE INSTRUMENTS
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
Cash flow hedge
In January 2018, the Company entered into an interest rate swap contract, which is designated as a cash flow hedge of the forecasted interest payments associated with a portion of the Company’s variable rate debt. The interest rate swap hedges one-month LIBOR, which effectively converts a portion of the variable rate debt to a fixed interest rate. The interest rate swap effective date was December 31, 2018, matures January 23, 2023 and carries a fixed rate of 2.63%. As of March 31, 2020, the interest rate swap has a notional amount of $250.0 million, which decreases over time by $50 million increments.
The following table summarizes the fair value of the Company’s derivative instrument, as well as the location of this instrument on the Condensed Consolidated Balance Sheets as of the dates presented (in millions):

Derivatives designated as hedging instruments	Balance Sheet Location	March 31, 2020	December 31, 2019
Derivative liabilities:
Interest rate swap	Other current liabilities	$5.5	$2.6
Interest rate swap	Other non-current liabilities	7.3	4.0
Total derivative liabilities		$12.8	$6.6

The fair value of the swap recorded in Accumulated Other Comprehensive Loss (“AOCL”) may be recognized in the Condensed Consolidated Statement of Operations if certain terms of the agreement change, are modified or if the loan is extinguished. As of March 31, 2020, there was no hedge ineffectiveness associated with the Company’s interest rate swap and no portion of the cash flow hedge is excluded from the assessment of effectiveness. The Company reclassified $0.6 million from AOCL to interest expense within the Condensed Consolidated Statement of Operations during the three months ended March 31, 2020. Based on the forward interest rate curve in place as of March 31, 2020, the Company expects to reclassify approximately $5.5 million of unrealized losses related to its cash flow hedge from AOCL into earnings in the next twelve months.

NOTE 7. OTHER CURRENT LIABILITIES
Other current liabilities are comprised of the following (in millions):

	March 31, 2020	December 31, 2019
Customer deposits	$35.8	$32.5
Accrued employee compensation	19.2	37.4
Warranty	10.1	10.1
Other	45.5	40.3
Other current liabilities	$110.6	$120.3

NOTE 8. INDEBTEDNESS
The following table summarizes the Company’s long-term debt as of the dates presented (in millions):

	March 31, 2020	December 31, 2019
Revolving credit facility	$304.5	$138.5
U.S. term loans	225.0	228.1
Multi-currency term loans	80.8	83.7
Total long-term debt	610.3	450.3
Less: Current maturities of long-term debt	17.0	17.1
Less: Unamortized debt issuance costs	4.0	4.3
Long-term debt, net	$589.3	$428.9
Credit Facility
The commitments and available borrowing capacity under the revolving credit facility (the “Revolver”) were as follows as of the dates presented (in millions):

	Commitments	Outstanding Borrowings	Letters of Credit Outstanding	Borrowing Capacity
March 31, 2020	$400.0	$304.5	$5.1	$90.4
December 31, 2019	$400.0	$138.5	$5.1	$256.4

At March 31, 2020, borrowings under the Revolver include $15.0 million at a base rate of 3.75% and $289.5 million at a weighted-average LIBOR rate of 2.42%. At December 31, 2019, borrowings under the Revolver included $10.0 million at a base rate of 5.25% and $128.5 million at a weighted-average LIBOR rate of 3.27%. As of March 31, 2020 and December 31, 2019, letters of credit issued under the Revolver incurred interest at the rate of 1.50%.
At March 31, 2020, the U.S. term loan and multi-currency term loan incurred interest at 2.49% and 1.50%, respectively. At December 31, 2019, the U.S. term loan and multi-currency term loan incurred interest at 3.30% and 1.50%, respectively. The Eurocurrency rates used for the U.S. dollar-denominated term loan and the Euro-denominated term loan are one-month LIBOR and three-month Euribor, respectively. Borrowings under the term loan facilities amortize in equal quarterly installments at a rate of 5% per annum, with the remaining balance due upon maturity.
NOTE 9. CONTINGENT LIABILITIES AND COMMITMENTS
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

Changes in the warranty reserve are as follows (in millions):

Balance, December 31, 2019	$10.1
Provision for warranty claims	2.0
Warranty claims settled	(2.0)
Balance, March 31, 2020	$10.1

Warranty expense for the three months ended March 31, 2020 and 2019 was $2.0 million and $1.9 million, respectively.
NOTE 10. RESTRUCTURING
In January 2020, the Company announced the closure of its Grand Rapids, Michigan manufacturing operations (“Grand Rapids”). Pursuant to this action, Grand Rapids is expected to be substantially closed, and its production substantially migrated to other North America facilities, by the end of the second quarter of 2020. Additionally, the Company will make changes to better optimize its logistics operations, which are expected to be completed by the end of 2021. The Company expects to incur total charges of approximately $18.2 million in connection with these actions, comprised of severance and retention costs of $7.0 million, moving and training costs of $6.0 million, facilities-related costs of $3.7 million and equipment write-offs of $1.5 million.
During the three months ended March 31, 2020, the Company recognized restructuring charges of $8.2 million, attributable to the Office and Lifestyle segments in the amounts of $7.5 million and $0.7 million, respectively. These charges relate primarily to severance and retention, as well as certain facilities-related initiatives. The restructuring charges have been recognized between operating expenses and Cost of sales in the amounts of $7.6 million and $0.6 million, respectively, on the accompanying condensed consolidated statement of operations. The restructuring charge of $0.6 million included in Cost of sales represents accelerated depreciation expense related to equipment that is expected to be abandoned as part of the restructuring. As of March 31, 2020, the Company expects that all of the $4.9 million restructuring reserve, which is included as a component of Other current liabilities, will be utilized (settled in cash) during 2020.
In connection with the restructuring actions noted above, the Company classified its Grand Rapids land and building assets, which have an aggregate carrying amount of approximately $11.1 million, as held for sale on the accompanying condensed consolidated balance sheet.
NOTE 11. EQUITY
The following table summarizes the components of shareholders’ equity and the changes therein during the three months ended March 31, 2020 and (in millions, except share information):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2019	$0.5	$66.8	$429.7	$(69.4)	$427.6
Net earnings	—	—	10.9	—	10.9
Other comprehensive loss	—	—	—	(23.9)	(23.9)
Stock-based compensation, net	—	1.6	—	—	1.6
Dividends declared ($0.17 per share)	—	—	(8.5)	—	(8.5)
Purchase of common stock (154,012 shares)	—	(4.0)	—	—	(4.0)
Balance at March 31, 2020	$0.5	$64.4	$432.1	$(93.3)	$403.7

The following table summarizes the change in the number of shares of common stock outstanding during the three months ended March 31, 2020 (table in thousands and is exclusive of non-voting restricted shares):

Shares outstanding as of December 31, 2019	48,879
Shares issued under stock incentive plans, net of awards surrendered to pay applicable taxes	184
Shares outstanding as of March 31, 2020	49,063

The following table summarizes the components of shareholders’ equity and the changes therein during the three months ended March 31, 2019 (in millions, except share information):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Knoll, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	$0.5	$58.8	$395.4	$(68.4)	$386.3	$0.2	$386.5
Net earnings	—	—	18.0	—	18.0	—	18.0
Other comprehensive loss	—	—	—	(3.6)	(3.6)	—	(3.6)
Stock-based compensation, net	—	2.2	—	—	2.2	—	2.2
Dividends declared ($0.15 per share)	—	—	(7.5)	—	(7.5)	—	(7.5)
Purchase of common stock (141,738 shares)	—	(3.0)	—	—	(3.0)	—	(3.0)
Other	—	0.4	—	—	0.4	(0.2)	0.2
Balance at March 31, 2019	$0.5	$58.4	$405.9	$(72.0)	$392.8	$—	$392.8

The following table summarizes the change in the number of shares of common stock outstanding during the three months ended March 31, 2019 (table in thousands and is exclusive of non-voting restricted shares):

Shares outstanding as of December 31, 2018	48,706
Shares issued under stock incentive plans, net of awards surrendered to pay applicable taxes	139
Shares outstanding as of March 31, 2019	48,845

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in AOCL by component for the three months ended March 31, 2020 (in millions):

	Unrealized gains (losses) on Interest Rate Swaps	Foreign Currency Translation Adjustment	Foreign Currency Translation Adjustment on Long-term Intercompany Notes	Pension and Other Post-Employment Liability Adjustment	Total
Balance as of December 31, 2019	$(4.8)	$(15.6)	$(13.0)	$(36.0)	$(69.4)
Other comprehensive loss before reclassifications	(6.8)	(9.3)	(1.6)	(12.3)	(30.0)
Amounts reclassified from AOCL	0.6	—	—	1.0	1.6
Net current-period other comprehensive loss before income tax	(6.2)	(9.3)	(1.6)	(11.3)	(28.4)
Income tax benefit	1.6	—	—	2.9	4.5
Other comprehensive loss	(4.6)	(9.3)	(1.6)	(8.4)	(23.9)
Balance as of March 31, 2020	$(9.4)	$(24.9)	$(14.6)	$(44.4)	$(93.3)

The following pension and other post-employment benefit reclassifications were made from AOCL to the Condensed Consolidated Statements of Operations and Other Comprehensive Income (in millions):

	Three Months Ended
	March 31, 2020	March 31, 2019
Amortization of pension and other post-employment liability adjustments
Prior service credits (1)	$—	$(0.2)
Actuarial losses (1)	0.3	0.1
Pension settlement charge	0.7	0.2
Total before tax	1.0	0.1
Tax expense	(0.2)	—
Net of tax	$0.8	$0.1
(1) These AOCL components are included in the computation of net periodic pension costs, and are included in Other income, net within the Condensed Consolidated Statements of Operations and Comprehensive Income. See Note 4 for additional information.
The following table summarizes the unrealized gains (losses) on derivative instruments, including the impact of components reclassified into net income from AOCL, for the three months ended March 31, 2020 and 2019 (in millions):

	Three Months Ended
	March 31, 2020	March 31, 2019
Unrealized gain (loss) on derivative instruments	$(6.8)	$(2.1)
Loss on derivatives reclassified into income	0.6	0.1
Total before tax	(6.2)	(2.0)
Tax benefit	1.6	0.5
Net of tax	$(4.6)	$(1.5)

NOTE 13. EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS is similarly calculated but includes the weighted-average dilutive effect of outstanding restricted shares, restricted stock units and stock options.
The following table sets forth the reconciliation from basic and diluted average common shares (in millions):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net earnings	$10.9	$18.0

Denominator: (shares in thousands)
Denominator for basic earnings per shares - weighted-average shares	48,973	48,775
Effect of dilutive securities:
Potentially dilutive shares resulting from stock plans	735	415
Denominator for diluted earnings per share - weighted-average shares	49,708	49,190
Stock options excluded from the computation of diluted EPS (1)	110	110

Net earnings per share:
Basic	$0.22	$0.37
Diluted	$0.22	$0.37
(1) Inclusion of stock options would have been anti-dilutive.

NOTE 14. INCOME TAXES
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
On March 27, 2020, the U.S. federal government enacted tax legislation under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) in response to the economic impacts of the spread of COVID-19. The CARES Act provides relief to corporate taxpayers by permitting additional carryback allowances for net operating losses (“NOLs”) incurred for periods beginning after January 1, 2017 and before January 1, 2021. The CARES Act also provides changes to the limitations on interest expense deductibility for tax years beginning in 2019 and 2020. The Company is continuing to evaluate the overall impact of this tax legislation on its operations and income tax position, and has incorporated changes related to the CARES Act in the interim tax provision for the three months ended March 31, 2020.
The Company’s effective tax (benefit) rate for the three months ended March 31, 2020 and 2019 was (54.6)% and 26.6%, respectively. Changes in the effective tax rate for the first quarter ended March 31, 2020, as compared to the same period in 2019, were primarily driven by the impacts of the CARES Act, specifically the rate differential on the carryback of NOLs to years where the U.S. federal income tax rate was 35.0%, compared to the current rate of 21.0%. Additional factors impacting the change in rate include vesting of equity awards, discrete significant restructuring costs, and changes in the relative taxable income in the countries and states in which the Company operates.
NOTE 15. SEGMENT INFORMATION
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

The tables below present the Company’s segment information with Corporate costs excluded from reporting segment results (in millions):

	Three Months Ended March 31,
	2020	2019
SALES
Office	$216.4	$202.2
Lifestyle	123.6	130.6
Knoll, Inc.	$340.0	$332.8
INTERSEGMENT SALES (1)
Office	$0.3	$0.4
Lifestyle	2.3	2.5
Knoll, Inc.	$2.6	$2.9
OPERATING PROFIT
Office (2)	$3.9	$14.1
Lifestyle (2)	13.6	20.7
Corporate	(6.1)	(5.6)
Knoll, Inc.	$11.4	$29.2

(1) Intersegment sales are presented on a cost-plus basis, which takes into consideration the effect of transfer prices between legal entities.
(2) Operating profit reflects restructuring charges of $7.5 million and $0.7 million within the Office and Lifestyle segments, respectively, during the three months ended March 31, 2020, and $0.1 million within the Office segment during the three months ended March 31, 2019 (refer to Note 10 for further information regarding the Company’s restructuring actions taken during the first quarter of 2020).

The changes in the carrying amount of goodwill by reportable segment are as follows (in millions):

	Office Segment	Lifestyle Segment	Total
Balance as of December 31, 2019	$54.3	$277.8	$332.1
Foreign currency translation adjustment	(0.6)	(3.5)	(4.1)
Balance as of March 31, 2020	$53.7	$274.3	$328.0

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of financial condition and results of operations provides an account of our financial performance and financial condition that should be read in conjunction with the accompanying unaudited condensed consolidated financial statements.
Forward-looking Statements
This quarterly report on Form 10-Q contains forward-looking statements, principally in the sections entitled “Business,” “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk.” Statements and financial discussion and analysis contained in this Form 10-Q that are not historical facts are forward-looking statements. These statements discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to us, based on our current beliefs as well as assumptions made by us and information currently available to us. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “possible,” “potential,” “predict,” “project,” or other similar words, phrases or expressions. This includes, without limitation, our statements and expectations regarding any current or future recovery in our industry, our publicly announced plans for increased capital and investment spending to achieve our long-term revenue and profitability growth goals, our integration of acquired businesses, and our expectations with respect to leverage. Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation: the risks described in Item 1A and Item 7A of our annual report on Form 10-K; changes in the financial stability of our clients or the overall economic environment, resulting in decreased corporate spending and service-sector employment; changes in relationships with clients; the mix of products sold and of clients purchasing our products; the success of new technology initiatives; changes in business strategies and decisions; competition from our competitors; our ability to recruit and retain an experienced management team; changes in raw material prices, and availability; restrictions on government spending resulting in fewer sales to the U.S. government, one of our largest customers; our debt restrictions on spending; our ability to protect our patents; copyrights and trademarks; our reliance on furniture dealers to produce sales; lawsuits arising from patents, copyrights and trademark infringements; violations of environmental laws and regulations; potential labor disruptions; adequacy of our insurance policies; the availability of future capital and the cost of borrowing; the overall strength and stability of our dealers, suppliers, and customers; access to necessary capital; our ability to successfully integrate acquired businesses; the success of our design and implementation of a new enterprise resource planning system; currency rate fluctuations; and the uncertainty and ultimate economic impact of the COVID-19 pandemic. The factors identified above are believed to be important factors but not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any forward-looking statement. Unpredictable or unknown factors could also have material adverse effects on us. All forward-looking statements included in this Form 10-Q are expressly qualified in their entirety by the foregoing cautionary statements. Except as required under the Federal securities laws and the rules and regulations of the SEC, we undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.
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
COVID-19
The global outbreak of the coronavirus disease 2019 (“COVID-19”) was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020 and has negatively affected the U.S. and global economy, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place,” and created significant disruption of the financial markets. The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to manufacture and ship product in the expected timeframe, will depend on future developments, including the duration and spread of the pandemic and related actions taken by the U.S. government, state and local government officials, and international governments to prevent disease spread, all of which are uncertain and cannot be predicted. The outbreak did not have a material impact on our operating results or business in the first quarter of 2020.
During 2020, we have experienced the temporary closures of certain facilities, however these closures have not had a material impact on our operational and financial performance. At many of our facilities, we have been experiencing reduced productivity and increased employee absences, which we expect to continue as COVID-19 continues to spread and impact populations where our facilities are located. As a result of the COVID-19 pandemic and the measures taken to prevent the spread of the disease or to address its effect, a significant number of our employees are working from home, and we have altered our manufacturing operations to allow for appropriate social distancing, hygiene, cleaning, and disinfecting. In our supply chain, we have experienced isolated instances of suppliers temporarily closing their operations, delaying order fulfillment or limiting their production, and we are utilizing alternative supply arrangements as needed.
We continue to believe that we will emerge from these events well positioned for long-term growth, though we cannot reasonably estimate the duration and severity of this global pandemic or its ultimate impact on the global economy and our business and results. Given our financial strength, we expect to be able to maintain adequate liquidity as we manage through the current environment. In the first quarter, we took additional actions to provide additional liquidity and flexibility, as described in “Liquidity and Capital Resources” section below, and we will continue to actively monitor the potential impacts of COVID-19 and related events on our industry, the financial markets and the overall economy.
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
Our efforts to diversify our sources of revenue among our operating segments has not detracted from our continued focus on growing and improving the operating performance of our Office segment. The lean initiatives that were executed in 2019 have contributed greatly to the improvements in gross margin, and we expect more positive contributions in this area as we progress through 2020. In addition, we announced a restructuring plan in January 2020 involving a reduction of our fixed cost footprint that will occur over the next two years and will yield significant savings on an annualized basis as we near the end of 2021. We are looking beyond the traditional office product categories of systems, task seating and storage, to furniture that supports activity areas and the in-between spaces where people meet. Additionally, we believe that our success in traditional office products gives us an advantage throughout the workplace. Our Rockwell Unscripted collection, as well as Muuto offerings, encompass every product category ranging from seating and lounge to architectural walls and storage. These offerings address the needs of organizations that seek alternatives to the traditional workspace, and are substantially additive to our current product portfolio. The acquisition of Fully in August 2019, provides the Office segment with high-quality, cost effective complement to our portfolio of office solutions, while also broadening our outreach to small business and consumer markets through an e-commerce platform. We aim to increase profitability with these product initiatives, operational improvements we have discussed, and investments in our physical and technological infrastructure.
We also remain committed to building a more efficient and responsive, customer-centric service culture and technology infrastructure across our organization. In 2019, we completed the technology implementation of the order management functions as part of our overall enterprise resource planning strategy, and deployed front-end, 3-dimensional rendering tools that our clients, dealers and design partners can use to efficiently visualize and build out spaces, and then translate into an order instantaneously. These and other investments have made customer-facing touchpoints meaningfully easier to do business with us. Our capital expenditures are reflective of our commitment to improving efficiency and expanding our product portfolio, as we have continued, and expect to continue, to invest in the business through technology infrastructure upgrades, continued investments in our manufacturing facilities focusing on lean initiatives and showroom presence.
We are carefully evaluating the longer-term impacts of the COVID-19 pandemic in relation to our business. While we expect changes in the way our clients work and live, the details and extent of those changes are not knowable at this time. However, we are confident in our overall capabilities and our ability to evolve our own strategy as we participate in, and, in many cases, lead changes in our industry.

Results of Operations
Comparison of Consolidated Results for the Three Months Ended March 31, 2020 and 2019

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(Dollars in millions, except per share data)
Net Sales	$340.0	$332.8	$7.2	2.2%
Gross profit	122.3	123.8	(1.5)	(1.2)%
Selling, general, and administrative expenses	103.3	94.5	8.8	9.3%
Restructuring charges	7.6	0.1	7.5	100.0%
Operating profit	11.4	29.2	(17.8)	(60.9)%
Interest expense	4.9	5.2	(0.3)	(5.3)%
Pension settlement charge	0.7	0.2	0.5	231.5%
Other income, net	(1.2)	(0.7)	(0.5)	153.3%
Income tax expense	(3.9)	6.5	(10.4)	(20.2)%
Net earnings	10.9	18.0	(7.1)	(89.7)%
Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$0.22	$0.37	$(0.15)	(40.5)%
Diluted	$0.22	$0.37	$(0.15)	(40.5)%
Statistical Data
Gross profit %	36.0%	37.2%
Operating profit %	3.4%	8.8%
Selling, general, and administrative expenses %	30.4%	28.4%
Net Sales
Net sales for the three months ended March 31, 2020 were $340.0 million, an increase of $7.2 million, or 2.2%, from sales of $332.8 million for the three months ended March 31, 2019. Net sales for the Office segment were $216.4 million for the three months ended March 31, 2020, an increase of 7.0%, when compared to the three months ended March 31, 2019. The increase in the Office segment was a driven primarily by the inclusion of Fully’s work-from-home e-commerce offering. Net sales for the Lifestyle segment were $123.6 million during the three months ended March 31, 2020, a decrease of 5.3%, from the three months ended March 31, 2019. Lifestyle segment sales were down primarily due to challenging year-over-year comparisons in our KnollStudio workplace sales, and residential weakness at HOLLY HUNT and Knoll Europe where we had to close design center showrooms, partially offset by continued double-digit growth at Muuto.
Gross Profit
Gross profit for the three months ended March 31, 2020 was $122.3 million, a decrease of $1.5 million, or 1.2%, from gross profit of $123.8 million for the three months ended March 31, 2019. The decrease for the three months ended March 31, 2020 was due primarily to unfavorable fixed cost leverage in our manufacturing facilities from decreased volume absorption and unfavorable product mix, partially offset by net price realization and continuous improvement initiatives.
Operating Profit
Operating profit for the three months ended March 31, 2020 was $11.4 million, a decrease of $17.8 million, or 60.9%, from operating profit of $29.2 million for the three months ended March 31, 2019. Operating profit as a percentage of sales decreased from 8.8% for the three months ended March 31, 2019 to 3.4% for the three months ended March 31, 2020, primarily as a result of the gross profit decline and restructuring charges associated with the Company’s previously announced plans to close its Grand Rapids, Michigan manufacturing plant and consolidate operations into its remaining North American manufacturing plants.
Selling, general, and administrative expenses for the three months ended March 31, 2020 were $103.3 million, or 30.4% of sales, an increase of $8.8 million from $94.5 million, or 28.4% of sales, for the three months ended March 31, 2019. The increase was due primarily to the addition of Fully, acquired during the third quarter of 2019, our national sales meeting that took place for the first time in three years, and increased provisions for uncollectable accounts.

Restructuring charges in the three months ended March 31, 2020 were primarily related to expenses associated with the Company’s previously announced plans to close its Grand Rapids, Michigan manufacturing plant and consolidate operations into its remaining North American manufacturing plants.
Interest Expense
Interest expense for the three months ended March 31, 2020 was $4.9 million, a decrease of $0.3 million from interest expense of $5.2 million for the three months ended March 31, 2019. The decrease was due primarily to lower interest rates. During the three months ended March 31, 2020 and 2019, our weighted average interest rate was approximately 3.4% and 4.0%, respectively.
Pension Settlement Charge
Pension settlement charge for the three months ended March 31, 2020 was $0.7 million, an increase of $0.5 million from $0.2 million for the three months ended March 31, 2019. Pension settlement charges resulted from cash payments of lump sum elections for each of the three month periods ended March 31, 2020 and 2019.
Other Income, net
During the three months ended March 31, 2020 and 2019, other income was $1.2 million and $0.7 million, respectively. The increase in other income was due primarily to foreign exchange gains driven by the appreciation of the US dollar against the Canadian dollar during the first quarter of 2020.
Income Tax Expense
On March 27, 2020, the U.S. government enacted tax legislation under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) in response to the economic impacts of the COVID-19 outbreak. The CARES Act provides relief to corporate taxpayers by permitting additional carryback allowances for net operating losses incurred for periods beginning after January 1, 2017 and before January 1, 2021. The CARES Act also provides changes to the limitation on interest expense deductibility for tax years beginning in 2019 and 2020. The Company is continuing to evaluate the overall impact of this tax legislation on our operations and overall income tax position and has incorporated changes related to the CARES Act in the interim tax provision for the three months ended March 31, 2020.
Our effective tax rate was (54.6)% for the three months ended March 31, 2020, compared to 26.6% for the three months ended March 31, 2019. Changes in the effective tax rates for the first quarter ended March 31, 2020, as compared to the same periods in 2019, were primarily driven by the impacts of the “CARES Act”, specifically the rate differential on net operating loss carryback to years where the US federal tax rate was 35% compared to the current enacted rate of 21%. Additional factors impacting the rate include vesting of equity awards, significant restructuring expenses that are discrete in nature, and changes in the relative pretax income in the countries and states in which the Company operates.

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

Comparison of Segment Results for the Three Months Ended March 31, 2020 and 2019

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(Dollars in millions)
SALES
Office	$216.4	$202.2	$14.2	7.0%
Lifestyle	123.6	130.6	(7.0)	(5.3)%
Knoll, Inc.	$340.0	$332.8	$7.2	2.2%
OPERATING PROFIT
Office	$3.9	$14.1	$(10.2)	(72.6)%
Lifestyle	13.6	20.7	(7.1)	(34.0)%
Corporate	(6.1)	(5.6)	(0.5)	8.9%
Knoll, Inc.	$11.4	$29.2	$(17.8)	(60.9)%

Office
Net sales for the Office segment for the three months ended March 31, 2020 were $216.4 million, an increase of $14.2 million, or 7.0%, when compared with the three months ended March 31, 2019. This increase was driven primarily by the inclusion of Fully’s work-from-home e-commerce offering. Operating profit for the Office segment in the three months ended March 31, 2020 was $3.9 million, a decrease of $(10.2) million, or (72.6)%, from $14.1 million when compared with the three months ended March 31, 2019. The decrease was due primarily to restructuring charges related to our previously announced plans to close our Grand Rapids, Michigan manufacturing plant to consolidate operations within our three continuing North American manufacturing plants.
Lifestyle
Net sales for the Lifestyle segment for the three months ended March 31, 2020 were $123.6 million, a decrease of $7.0 million, or (5.3)%, when compared with the three months ended March 31, 2019. The decrease was due primarily to a decrease in volume in the residential channel combined with reduced operations due to government mandated shutdowns in both North America and Europe, partially offset by strong Muuto growth. Operating profit for the Lifestyle segment in the three months ended March 31, 2020 was $13.6 million, a decrease of $7.1 million, or (34.0)%, from $20.7 million when compared with the three months ended March 31, 2019. The decrease in Operating profit was due primarily to decreased volume and unfavorable product mix.
Corporate
Corporate costs for the three months ended March 31, 2020 were $6.1 million, an increase of $0.5 million, when compared with the three months ended March 31, 2019.

Liquidity and Capital Resources
The following table highlights certain key cash flows and capital information pertinent to the discussion that follows:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Cash provided by (used in) operating activities	$(16.4)	$19.1
Capital expenditures, net	(10.7)	(9.2)
Cash used in investing activities	(10.3)	(9.2)
Proceeds from revolving credit facilities	219.5	111.0
Repayment of revolving credit facilities	(53.5)	(105.0)
Repayment of term loans	(4.2)	(4.3)
Payment of dividends	(8.9)	(7.8)
Purchase of common stock for treasury	(3.8)	(3.0)
Cash provided by (used in) financing activities	149.1	(9.1)
We have historically funded our business through cash generated from operations, supplemented by debt borrowings. Available cash is primarily used for our working capital needs, ongoing operations, capital expenditures, the payment of quarterly dividends, and the repurchase of shares. Our capital expenditures are primarily related to investments in the improvement of our operating efficiency, innovation and modernization, showroom investment, new product tooling, manufacturing equipment and technology infrastructure. During the three months ended March 31, 2020, we made quarterly dividend payments of $0.17 per share, returning $8.9 million of cash to our shareholders, which includes the payment of accrued dividends on share-based awards that vested during the period.
Cash used in operating activities was $16.4 million for the three months ended March 31, 2020 compared to cash provided by operating activities of $19.1 million for the three months ended March 31, 2019. For the three months ended March 31, 2020, cash used in operating activities included $10.9 million from net income. The cash used in operating activities is also reflective of various non-cash charges, including $10.7 million of depreciation and amortization, $1.6 million of stock-based compensation and $0.7 million of pension settlement charges. These positive cash sources in operations were offset by $36.0 million of unfavorable changes in working capital, driven by approximately $18.7 million of annual incentive payments from 2019 that were paid in the first quarter of 2020, as well as increases in Inventory and Customer receivables of $10.2 million and $9.4 million, respectively. For the three months ended March 31, 2019, cash provided by operating activities consisted of $18.0 million from net income and various non-cash charges, including $8.8 million of depreciation and amortization and $2.2 million of stock based compensation, partially offset by $11.5 million of unfavorable changes in working capital.
Cash used in investing activities in the three months ended March 31, 2020 and 2019, was $10.3 million and $9.2 million, respectively. Capital expenditures were $10.7 million and $9.2 million for the three months ended March 31, 2020 and 2019, respectively, related to showroom investments, operating expenditures from maintenance activities and investments in lean initiatives, and our continued commitment to optimizing our information technology infrastructure.
Cash provided by financing activities was $149.1 million for the three months ended March 31, 2020 compared to cash used in financing activities of $9.1 million for the three months ended March 31, 2019. For the three months ended March 31, 2020 and March 31, 2019, we used $3.8 million and $3.0 million, respectively, for share repurchases, and used $8.9 million and $7.8 million of cash, respectively, to fund dividend payments to our shareholders. During the three months ended March 31, 2020, we repaid $4.2 million of our outstanding term loans and had net borrowings under our revolving credit facility of $166.0 million primarily to maintain liquidity. The additional borrowings during the three months ended March 31, 2020 were done as a precautionary measure in consideration of the uncertainty around capital market stability during the onset of the COVID-19 health crisis. This resulted in approximately $130.6 million of cash on our balance sheet as of March 31, 2020. We intend to repay these borrowings once the stability of the capital markets is reasonably assured. During the three months ended March 31, 2019, we repaid $4.3 million of our outstanding term loans and had net borrowings under our revolving credit facility of $6.0 million.
At March 31, 2020 and December 31, 2019, we had the following resources available to us to support our business (in millions):

	March 31, 2020	December 31, 2019
Cash	$130.6	$8.5
Availability under revolving credit facility	$90.4	$256.4

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
We use our credit facility in the ordinary course of business to fund our working capital needs and, at times, make significant borrowings and repayments under the facility depending on our cash needs and availability at such time. Borrowings under the credit facility may be repaid at any time, but no later than August 2024. See Note 13 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 for further information regarding this facility.
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
Critical Accounting Policies
The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the reported amounts and disclosures in the condensed consolidated financial statements. Actual results may differ from such estimates. On an ongoing basis, we review our accounting policies and procedures. A more detailed review of our critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We provided a discussion of our market risk in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no substantive changes in our market risk described in our Annual Report on Form 10-K except for the items noted below. During the normal course of business, we are routinely subjected to market risk associated with interest rate movements and foreign currency exchange rate movements. Interest rate risk arises from our debt obligations and foreign currency exchange rate risk arises from our non-U.S. operations and purchases of inventory from foreign suppliers.
We also have risk in our exposure to certain materials and transportation costs. Steel, leather, wood products and plastics are all used in our products. For the three months ended March 31, 2020, we estimated that materials deflation was approximately $0.7 million and transportation costs were flat compared to the three months ended March 31, 2019. During the three months ended March 31, 2019, we estimated that materials inflation was approximately $2.0 million and transportation inflation was approximately $2.7 million, respectively, compared to the first quarter of 2018. We continue to work to offset price increases in raw materials and transportation through our global sourcing initiatives, cost improvements and price increases to our products.
Interest Rate Risk
At March 31, 2020, we had $610.3 million in principal of variable rate debt. We are party to an interest rate swap contract that effectively fixes the interest rate on an amount of our variable rate debt equal to the notional amount of the contract, which is currently $250 million. The interest rate swap, which decreases in notional value over time by $50 million increments, matures in January 2023 and carries a fixed rate of 2.63%. Our remaining variable rate debt of $360.3 million is subject to changes in underlying interest rates, and, accordingly, our interest payments will fluctuate. During 2020, a 1% change in interest rates would result in a change in interest expense of approximately $3.6 million per year. As the notional amount of the swap decreases, each $50 million decrease in the notional amount would be exposed to interest rate fluctuations, and a one percent change in interest rates would change interest expense by an additional $0.5 million.
Foreign Currency Exchange Rate Risk
We manufacture our products in the United States, Canada and Italy, and sell our products primarily in those markets as well as in other countries. Our foreign sales and certain expenses are transacted in foreign currencies. Our production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. Additionally, as our reporting currency is the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the Canadian Dollar, the Euro, and the Danish Krone. Approximately 17.0% and 17.8% of our revenues in the three months ended March 31, 2020 and 2019, respectively, and 25.2% and 28.7% of our cost of goods sold in the three months ended March 31, 2020 and 2019, respectively, were denominated in currencies other than the U.S. dollar. Foreign currency exchange rate fluctuations from transaction and translation activity resulted in a net gain of $0.3 million and net loss of $0.9 million for the three months ended March 31, 2020 and 2019, respectively.
From time to time, we enter into foreign currency hedges to manage our exposure to foreign exchange rates. The terms of these contracts are typically one month or less. The net gain or loss upon settlement is recorded as a component of other income, net.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. We, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report (March 31, 2020) (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, our principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. Our aforementioned principal executive officer and principal financial officer have concluded that there were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For the three months ended March 31, 2020, there have been no new material legal proceedings or material changes in the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
ITEM 1A. RISK FACTORS
For the three months ended March 31, 2020, there have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 except as follows:
The COVID-19 pandemic has adversely affected and is expected to continue to pose risks to our business, results of operations, financial condition and cash flows, and other epidemics or outbreaks of infectious diseases may have a similar impact.

As previously disclosed, we face risks related to outbreaks of infectious diseases, including the ongoing COVID-19 pandemic. COVID-19 has spread across the globe during 2020 and is impacting economic activity worldwide. The COVID-19 pandemic and measures implemented to prevent its spread or address its effects have caused disruption and volatility in the global capital markets, and have resulted in a global slowdown in economic activity. In response to COVID-19, national and local governments around the world have instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. Although our production facilities have remained substantially operational, these measures have resulted in attenuating activity, including required temporary closures of certain of our facilities and the closure of many showrooms and our retail locations. The duration of these measures is unknown, may be extended and additional measures may be imposed.

In addition, the potential effects of COVID-19 and other similar outbreaks on the company include, but are not limited to, the following:

•Reduced consumer and investor confidence, instability in the credit and financial markets, volatile corporate operating results, and reduced business and consumer spending, which may adversely affect our results of operations by reducing our sales, margins and/or net income as a result of a slowdown in customer orders or order cancellations. In addition, volatility in the financial markets could increase the cost of capital and/or limit its availability.
•Economic uncertainty as a result of COVID-19 is expected to make it difficult for our dealers, customers, suppliers and the company to accurately forecast and plan future business activities.
•The potential to weaken the financial position of some of our customers. If circumstances surrounding our customers’ financial capabilities were to deteriorate, write-downs or write-offs could negatively affect our operating results and, if large, could have a material adverse effect on our business, financial condition, results of operations and cash flow.
•Subsequent disruptions in our operations and our supply chain could occur.
•Volatility related to pension plan assets. While our plan assets are broadly diversified, there are inherent market risks associated with investments. We may need to make additional contributions to address an increase in obligations and/or a loss in plan assets as a result of the combination of declining market interest rates and/or past or future plan asset investment losses, which could adversely impact our financial position, results of operations and cash flows.

To the extent the COVID-19 pandemic adversely affects our business, results of operations, financial condition and cash flows, it may also heighten many of the other risks described in this section and in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The ultimate impact of COVID-19 on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS
Repurchases of Equity Securities
The following is a summary of share repurchase activity during the three months ended March 31, 2020.

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

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
January 1, 2020 - January 31, 2020	—		$—	—	$32,352,413
February 1, 2020 - February 29, 2020	154,012	(2)	$25.68	—	$32,352,413
March 1, 2020 - March 31, 2020	—		$—	—	$32,352,413
Total	154,012			—
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
(2) In February 2020, 147,500 shares of outstanding restricted stock and 142,667 restricted stock units vested. Concurrently with the vesting, 154,012 shares were surrendered by the holders of the shares to cover applicable taxes paid on the holders’ behalf by the Company.

ITEM 6.  EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three months ended March 31, 2020 and 2019, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and embedded within the Inline XBRL information contained in Exhibit 101).

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

KNOLL, INC.
(Registrant)

Date:	May 11, 2020
	By:	/s/ Andrew B. Cogan
Andrew B. Cogan
Chairman and Chief Executive Officer

Date:	May 11, 2020
	By:	/s/ Charles W. Rayfield
Charles W. Rayfield
Chief Financial Officer
(Principal Financial Officer)