Form 10-Q
period 2020-06-30
KNOLL INC
filed 2020-08-07
CIK 1011570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
             Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
 Commission File No. 001-12907

KNOLL, INC.
Exact name of registrant as specified in its charter

Delaware	13-3873847
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

1235 Water Street
East Greenville	PA	18041
Address of principal executive offices		Zip Code
(215) 679-7991
Registrant’s telephone number, including are code
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, par value $0.01 per share	KNL	New York Stock Exchange
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
Yes ☐ No ☒
As of August 6, 2020, there were 50,707,816 shares (including 1,594,751 non-voting restricted shares) of the Registrant’s common stock, par value $0.01 per share, outstanding.

KNOLL, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
KNOLL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in millions, except per share data)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$7.8	$8.5
Customer receivables, net of allowance for doubtful accounts of $5.3 and $4.0, respectively	91.7	107.4
Inventories	202.7	195.9
Prepaid expenses	26.9	17.2
Other current assets	15.3	11.6
Total current assets	344.4	340.6
Property, plant, and equipment, net	226.0	239.0
Goodwill	332.4	332.1
Intangible assets, net	343.7	348.2
Right-of-use lease assets	112.6	94.4
Other non-current assets	2.3	3.6
Total assets	$1,361.4	$1,357.9
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$17.1	$17.1
Accounts payable	97.4	131.9
Current portion of lease liability	26.4	20.7
Other current liabilities	109.6	120.3
Total current liabilities	250.5	290.0
Long-term debt, net	462.4	428.9
Deferred income taxes	77.5	87.5
Pension liability	32.6	22.0
Lease liability	104.3	87.0
Other non-current liabilities	29.4	14.9
Total liabilities	956.7	930.3
Commitments and contingent liabilities (Note 9)
Shareholders’ equity: (shares in thousands)
Common stock,$0.01 par value; 200,000 shares authorized; 67,425 and 66,296 shares issued, respectively, 50,718 and 49,775 shares outstanding, respectively, net, at all periods, of treasury shares and inclusive of non-voting restricted shares	0.5	0.5
Additional paid-in capital	67.7	66.8
Retained earnings	421.1	429.7
Accumulated other comprehensive loss	(84.6)	(69.4)
Total shareholders’ equity	404.7	427.6
Total liabilities and shareholders’ equity	$1,361.4	$1,357.9

See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Sales	$274.1	$367.3	$614.1	$700.1
Cost of sales	178.4	226.6	396.1	435.6
Gross profit	95.7	140.7	218.0	264.5
Selling, general, and administrative expenses	84.8	106.8	188.1	201.3
Loss on fair value remeasurement of contingent consideration	12.4	—	12.4	—
Restructuring charges	8.6	—	16.2	0.1
Operating profit (loss)	(10.1)	33.9	1.3	63.1
Interest expense	4.6	5.5	9.5	10.7
Pension settlement charges	0.8	0.5	1.5	0.6
Other (income) expense, net	0.3	(1.0)	(0.9)	(1.6)
Income (loss) before income tax expense	(15.8)	28.9	(8.8)	53.4
Income tax expense (benefit)	(6.2)	7.2	(10.1)	13.8
Net earnings (loss)	$(9.6)	$21.7	$1.3	$39.6

Net earnings (loss) per share:
Basic	$(0.20)	$0.44	$0.03	$0.81
Diluted	$(0.20)	$0.44	$0.03	$0.80

Weighted-average common shares outstanding: (in thousands)
Basic	49,084	48,855	49,029	48,815
Diluted	49,084	49,314	49,507	49,253

Net earnings (loss)	$(9.6)	$21.7	$1.3	$39.6
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedge, net of amounts reclassified into earnings	0.4	(2.8)	(4.2)	(4.3)
Pension and other post-employment liability adjustments	0.8	0.4	(7.6)	0.5
Foreign currency translation adjustments	3.9	0.4	(5.4)	2.3
Foreign currency translation adjustments on long-term intercompany notes	3.6	2.0	2.0	(2.1)
Total other comprehensive income (loss), net	8.7	—	(15.2)	(3.6)
Total comprehensive income (loss)	$(0.9)	$21.7	$(13.9)	$36.0

See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in millions)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$1.3	$39.6
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation	16.9	13.7
Amortization expense (including debt issuance costs)	5.6	4.9
Deferred income tax benefit	(6.3)	—
Pension settlement charges	1.5	0.6
Inventory obsolescence	1.6	0.7
Gain on disposal of property, plant and equipment	(0.9)	—
Unrealized foreign currency (gains) losses	(0.2)	2.0
Stock-based compensation	4.9	4.6
Loss on fair value remeasurement of contingent consideration	12.4	—
Bad debt and customer claims	1.0	0.9
Other non-cash items	(0.9)	(2.2)
Changes in operating assets and liabilities:
Customer receivables	13.0	0.4
Inventories	(9.6)	(11.8)
Prepaid expenses and other assets	(4.9)	(0.8)
Accounts payable	(29.8)	4.3
Other liabilities	(16.1)	(1.0)
Cash provided by (used in) operating activities	(10.5)	55.9
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(20.8)	(21.9)
Proceeds from sales of property and equipment	12.2	—
Other, net	0.4	—
Cash used in investing activities	(8.2)	(21.9)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facility	237.5	198.5
Repayment of revolving credit facility	(196.0)	(203.5)
Repayment of term loans	(8.5)	(8.6)
Payment of dividends	(10.9)	(16.1)
Payments of withholding taxes related to net share settlements of equity awards	(4.0)	(3.0)
Cash provided by (used in) financing activities	18.1	(32.7)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	—
Net increase (decrease) in cash and cash equivalents	(0.7)	1.3
Cash and cash equivalents at beginning of period	8.5	1.6
Cash and cash equivalents at end of period	$7.8	$2.9

See accompanying notes to the condensed consolidated financial statements.

NOTE 1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Knoll, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and any partially-owned subsidiaries that the Company has the ability to control. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2020, are not necessarily indicative of the results that may be expected for the year ended December 31, 2020.
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
During the fourth quarter of 2019, the Company aligned the consolidation of certain of its foreign subsidiaries in the consolidated financial statements which previously included results on a one-month reporting lag. The Company has determined that the effect of this change is not material to the condensed consolidated financial statements for the prior periods presented and therefore has not presented retrospective application of this change.
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
Management analyzes receivables based on the credit quality indicators and shared risk characteristics of dealers and other customers. Management stratifies the dealer population generally by the level of their purchase activity, mainly recurring purchasers compared to non-recurring purchasers, as well as the financial strength of the dealer. Management also stratifies receivables based on government and corporate purchasers with common risk characteristics. Management considers multiple factors, including payment history, frequency of purchases and financial strength of the purchaser to determine the reserve needed.

Accounting Standards Adopted
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides practical expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply to contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”) or other reference rate expected to be discontinued due to reference rate reform. The amendments in this ASU are effective immediately and may be applied to impacted contracts and hedges prospectively through December 31, 2022. The adoption of the ASU had no impact on the Company’s condensed consolidated financial statements for the periods ended June 30, 2020.
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
The Company’s sales by product category were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Office Segment
Office Systems	$83.0	$114.8	$183.9	$221.1
Seating	21.3	34.6	51.7	65.5
Files and Storage	20.7	27.4	45.9	52.9
Ancillary	45.6	30.3	94.9	55.9
Other	9.7	16.1	20.3	30.0
Total Office Segment	180.3	223.2	396.7	425.4
Lifestyle Segment
Studio	74.7	113.3	171.0	214.8
Coverings	19.1	30.8	46.4	59.9
Total Lifestyle Segment	93.8	144.1	217.4	274.7
Total Sales	$274.1	$367.3	$614.1	$700.1
Contract Balances
The Company’s contract assets consist of trade receivables, the balances of which are included in Customer receivables, net in the Condensed Consolidated Balance Sheets. These amounts represent the amount of consideration the Company expects to be entitled to in exchange for the goods delivered to its customers.

When the Company receives deposits, the recognition of revenue is generally deferred and results in the recognition of a contract liability (Customer deposits), which is included in Other current liabilities in the Condensed Consolidated Balance Sheets. Subsequent recognition of revenue and discharge of the contract liability typically occurs within a year of a deposit receipt, as the Company’s standard contract is less than one year. As of June 30, 2020 and December 31, 2019, the contract liability related to customer deposits was $38.1 million and $32.5 million, respectively. During the six months ended June 30, 2020 and 2019, the Company recognized revenues that were included in the contract liability at the beginning of the respective year of $26.4 million and $28.8 million, respectively.
Allowance for Doubtful Accounts
The following table sets forth the changes in the Company’s allowance for doubtful accounts for the three and six months ended June 30, 2020 (in millions):

Balance at December 31, 2019	$4.0
Provision for doubtful accounts	0.6
Write-offs, net of recoveries and other	0.2
Balance at March 31, 2020	$4.8
Provision for doubtful accounts	0.4
Write-offs, net of recoveries and other	0.1
Balance at June 30, 2020	$5.3

NOTE 3. INVENTORIES
Inventories consisted of the following as of the dates presented (in millions):

	June 30, 2020	December 31, 2019
Raw materials	$60.7	$58.7
Work-in-process	8.5	8.1
Finished goods	133.5	129.1
	$202.7	$195.9

NOTE 4. PENSION AND OTHER POST-EMPLOYMENT BENEFITS
The following tables set forth the components of the net periodic benefit cost (credit) for the Company’s pension and other post-employment benefit plans (in millions):

	Pension Benefits		Other Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019
Interest cost	$1.6	$2.4	$0.1	$0.1
Expected return on plan assets	(2.6)	(4.0)	—	—
Amortization of prior service credit	—	—	(0.2)	(0.2)
Recognized actuarial loss	0.3	0.2	—	—
Pension settlement charge (1)	0.8	0.5	—	—
Net periodic benefit cost (credit)	$0.1	$(0.9)	$(0.1)	$(0.1)

	Pension Benefits		Other Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest cost	$3.1	$4.9	$0.1	$0.2
Expected return on plan assets	(5.3)	(8.0)	—	—
Amortization of prior service credit	—	—	(0.2)	(0.4)
Recognized actuarial loss	0.6	0.3	—	—
Pension settlement charge (1)	1.5	0.6	—	—
Net periodic benefit cost (credit)	$(0.1)	$(2.2)	$(0.1)	$(0.2)
(1) The pension settlement charge was related to payments for lump sum elections.
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
Recurring Fair Value Measurements
The Company measures certain financial liabilities at fair value on a recurring basis. The following table summarizes the valuation of those liabilities as of the dates presented (in millions):

	Fair Value as of June 30, 2020				Fair Value as of December 31, 2019
Liabilities:	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate swap	$—	$12.2	$—	$12.2	$—	$6.6	$—	$6.6
Contingent consideration obligations (1)	—	—	14.4	14.4	—	—	2.0	2.0
(1) In connection with the Company’s acquisition of FHI LLC (“Fully”) in August 2019, the Company is contingently liable to make additional payments in the form of consideration based upon the achievement of certain performance targets. The maximum amount of contingent consideration that could be earned through 2023 as of June 30, 2020 is $15.0 million (see Notes 4 and 11 to the Company’s 2019 Annual Report on Form 10-K for additional information on the Fully acquisition, the valuation of the related contingent consideration and the accounting treatment applied to any changes thereof).
Interest Rate Swap
The fair value of the interest rate swap is based on observable prices as quoted for receiving the variable one-month LIBOR and paying fixed interest rates and therefore is classified as Level 2 within the fair value hierarchy.
Contingent Consideration Obligations
The fair value measurement of the Company’s contingent consideration obligations is based on significant, unobservable inputs for which little or no market data exists, and thus represents a Level 3 measurement. The contingent consideration obligations are revalued each reporting period, with changes in fair value recognized in the condensed consolidated statements of operations. The valuation inputs utilized to estimate the fair value of the contingent consideration obligations as of June 30, 2020, included a discount rate of 2.5% and projections related to Fully’s net sales and earnings before interest, taxes, depreciation and amortization (“EBITDA”) for each of the calendar years 2020 through 2023.
For the three and six months ended June 30, 2020, the $12.4 million change in the fair value of the Company’s contingent consideration obligations was primarily due to changes in expectations related to the achievement of the applicable performance targets. The emergent and seemingly durable shift to a significant “Work-from-home” (“WFH”) paradigm, catalyzed in large measure by movement and business operation restrictions imposed by various state and local governments during the second quarter of 2020, aligns well with Fully’s WFH product portfolio and e-commerce capabilities. As of June 30, 2020, $1.2 million of the contingent consideration obligation is classified as current and is included in Other current liabilities, while the remaining $13.2 million is included in Other non-current liabilities on the condensed consolidated balance sheets.
Non-Recurring Fair Value Measurements
The Company did not have any non-recurring fair value measurements during the three and six months ended June 30, 2020.

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
Cash flow hedge
In January 2018, the Company entered into an interest rate swap contract, which is designated as a cash flow hedge of the forecasted interest payments associated with a portion of the Company’s variable rate debt. The interest rate swap hedges one-month LIBOR, which effectively converts a portion of the variable rate debt to a fixed interest rate. The interest rate swap effective date was December 31, 2018, matures January 23, 2023 and carries a fixed rate of 2.63%. As of June 30, 2020, the interest rate swap has a notional amount of $250.0 million, which decreases over time by $50 million increments.
The following table summarizes the fair value of the Company’s derivative instrument, as well as the location of this instrument on the Condensed Consolidated Balance Sheets as of the dates presented (in millions):

Derivatives designated as hedging instruments	Balance Sheet Location	June 30, 2020	December 31, 2019
Derivative liabilities:
Interest rate swap	Other current liabilities	$5.6	$2.6
Interest rate swap	Other non-current liabilities	6.6	4.0
Total derivative liabilities		$12.2	$6.6

The fair value of the swap recorded in Accumulated Other Comprehensive Loss (“AOCL”) may be recognized in the Condensed Consolidated Statement of Operations if certain terms of the agreement change, are modified or if the loan is extinguished. As of June 30, 2020, there was no hedge ineffectiveness associated with the Company’s interest rate swap and no portion of the cash flow hedge is excluded from the assessment of effectiveness. The Company reclassified $1.3 million and $1.9 million from AOCL to interest expense within the Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2020. Based on the forward interest rate curve in place as of June 30, 2020, the Company expects to reclassify approximately $5.6 million of unrealized losses related to its cash flow hedge from AOCL into earnings in the next twelve months.
NOTE 7. OTHER CURRENT LIABILITIES
Other current liabilities are comprised of the following (in millions):

	June 30, 2020	December 31, 2019
Customer deposits	$38.1	$32.5
Accrued employee compensation	20.0	37.4
Warranty	10.5	10.1
Other	41.0	40.3
Other current liabilities	$109.6	$120.3

NOTE 8. INDEBTEDNESS
The following table summarizes the Company’s long-term debt as of the dates presented (in millions):

	June 30, 2020	December 31, 2019
Revolving credit facility	$180.0	$138.5
U.S. term loans	221.9	228.1
Multi-currency term loans	81.4	83.7
Total long-term debt	483.3	450.3
Less: Current maturities of long-term debt	17.1	17.1
Less: Unamortized debt issuance costs	3.8	4.3
Long-term debt, net	$462.4	$428.9

Credit Facility
The commitments and available borrowing capacity under the revolving credit facility (the “Revolver”) were as follows as of the dates presented (in millions):

	Commitments	Outstanding Borrowings	Letters of Credit Outstanding	Borrowing Capacity
June 30, 2020	$400.0	$180.0	$5.1	$214.9
December 31, 2019	$400.0	$138.5	$5.1	$256.4

At June 30, 2020, borrowings under the Revolver include $180.0 million at a weighted-average LIBOR rate of 1.91%. At December 31, 2019, borrowings under the Revolver included $10.0 million at a base rate of 5.25% and $128.5 million at a weighted-average LIBOR rate of 3.27%. As of June 30, 2020 and December 31, 2019, letters of credit issued under the Revolver incurred interest at the rate of 1.75% and 1.50%, respectively.
At June 30, 2020, the U.S. term loan and multi-currency term loan incurred interest at 1.93% and 1.75%, respectively. At December 31, 2019, the U.S. term loan and multi-currency term loan incurred interest at 3.30% and 1.50%, respectively. The Eurocurrency rates used for the U.S. dollar-denominated term loan and the Euro-denominated term loan are one-month LIBOR and three-month Euribor, respectively. Borrowings under the term loan facilities amortize in equal quarterly installments at a rate of 5% per annum, with the remaining balance due upon maturity.
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
Changes in the warranty reserve are as follows (in millions):

Balance, December 31, 2019	$10.1
Provision for warranty claims	4.0
Warranty claims settled	(3.6)
Balance, June 30, 2020	$10.5

Warranty expense for the three and six months ended June 30, 2020 was $2.0 million and $4.0 million, respectively. Warranty expense for the three and six months ended June 30, 2019 was $2.7 million and $4.6 million, respectively.
NOTE 10. RESTRUCTURING AND OTHER COST REDUCTION INITIATIVES
In January 2020, the Company announced its plan to consolidate its manufacturing footprint in North America, resulting in the closure of the Grand Rapids, Michigan manufacturing facility (“Grand Rapids”). The closure is part of an initiative to optimize the Company’s North American manufacturing operations. In June 2020, the Company sold its Grand Rapids land and building assets for $12.9 million and received cash proceeds of approximately $12.2 million, net of transaction costs and customary closing adjustments. The Company recognized a gain on sale of approximately $1.2 million, which is netted against Restructuring charges on the accompanying condensed consolidated statement of operations. Concurrent with the sale, the Company entered into a sale-leaseback arrangement under which the Company is leasing various zoned premises within the facility for various terms, none of which extend beyond August 2021, and the majority of which expire through December 2020.
As of June 30, 2020, production has been substantially migrated from Grand Rapids to the Company’s other North America facilities. Other restructuring actions the Company has taken during 2020 relate to supply chain optimization, which are expected to be completed by the end of 2021. The Company’s existing manufacturing operations in East Greenville, Pennsylvania; Muskegon, Michigan; and Toronto, Ontario (Canada) are not otherwise impacted by the restructuring plan.

In addition to the restructuring actions noted above, under which approximately 70 positions were eliminated on a net basis, the Company has executed certain other cost reduction initiatives in response to the current economic environment resulting from COVID-19. These actions include the elimination of approximately 330 non-production related positions, resulting in an aggregate workforce reduction of approximately 11% since December 31, 2019. Between the restructuring actions and other initiatives noted above, the Company expects to incur total charges of approximately $22.0 million, comprised of severance and other one-time termination benefits, facilities-related charges and other associated costs. The Company anticipates making cash payments totaling approximately $20.7 million, which will be substantially paid by the end of 2020.
During the six months ended June 30, 2020, the Company recognized restructuring charges of $18.8 million, attributable to the Office and Lifestyle segments in the amounts of $14.6 million and $0.7 million, respectively, and to Corporate in the amount of $3.5 million. The restructuring charges have been recognized between operating expenses and Cost of sales in the amounts of $17.4 million and $1.4 million, respectively, on the accompanying condensed consolidated statement of operations. The restructuring charge of $1.4 million included in Cost of sales represents accelerated depreciation and other non-cash items related to abandoned equipment and inventory write-downs, which is not reflected in the table below.
Changes in restructuring obligations during the six months ended June 30, 2020 are summarized as follows:

	North America Operations Optimization	Workforce Reduction and Other Cost Initiatives	Total
Balance as of December 31, 2019	$—	$0.2	$0.2
Provisions and accruals	10.5	6.9	17.4
Cash payments	(9.5)	(5.7)	(15.2)
Balance as of June 30, 2020	$1.0	$1.4	$2.4

The restructuring reserve is classified as current and is included in Other current liabilities on the condensed consolidated balance sheets. All but an immaterial component of the reserve is expected to be utilized (settled in cash) during 2020.

NOTE 11. EQUITY
The following table summarizes the components of shareholders’ equity and the changes therein during the three and six months ended June 30, 2020 and (in millions, except share information):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2019	$0.5	$66.8	$429.7	$(69.4)	$427.6
Net earnings	—	—	10.9	—	10.9
Other comprehensive loss	—	—	—	(23.9)	(23.9)
Stock-based compensation, net	—	1.6	—	—	1.6
Dividends declared ($0.17 per share)	—	—	(8.5)	—	(8.5)
Purchase of common stock (154,012 shares)	—	(4.0)	—	—	(4.0)
Balance at March 31, 2020	$0.5	$64.4	$432.1	$(93.3)	$403.7
Net loss	—	—	(9.6)	—	(9.6)
Other comprehensive income	—	—	—	8.7	8.7
Stock-based compensation, net	—	3.3	—	—	3.3
Dividends declared ($0.04 per share)	—	—	(1.4)	—	(1.4)
Purchase of common stock (3,130 shares)	—	—	—	—	—
Balance at June 30, 2020	$0.5	$67.7	$421.1	$(84.6)	$404.7

The following table summarizes the change in the number of shares of common stock outstanding during the six months ended June 30, 2020 (table in thousands and is inclusive of non-voting restricted shares):

Shares outstanding as of December 31, 2019	49,775
Shares issued under stock incentive plans, net of awards surrendered to pay applicable taxes	943
Shares outstanding as of June 30, 2020	50,718

The following table summarizes the components of shareholders’ equity and the changes therein during the three and six months ended June 30, 2019 (in millions, except share information):

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

The following table summarizes the change in the number of shares of common stock outstanding during the six months ended June 30, 2019 (table in thousands and is inclusive of non-voting restricted shares):

Shares outstanding as of December 31, 2018	49,431
Shares issued under stock incentive plans, net of awards surrendered to pay applicable taxes	347
Shares outstanding as of June 30, 2019	49,778

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in AOCL by component for the six months ended June 30, 2020 (in millions):

	Unrealized gains (losses) on Interest Rate Swaps	Foreign Currency Translation Adjustment	Foreign Currency Translation Adjustment on Long-term Intercompany Notes	Pension and Other Post-Employment Liability Adjustment	Total
Balance as of December 31, 2019	$(4.8)	$(15.6)	$(13.0)	$(36.0)	$(69.4)
Other comprehensive income (loss) before reclassifications	(7.6)	(5.4)	2.0	(12.1)	(23.1)
Amounts reclassified from AOCL	1.9	—	—	1.9	3.8
Net current period other comprehensive income (loss) before income tax	(5.7)	(5.4)	2.0	(10.2)	(19.3)
Income tax benefit	1.5	—	—	2.6	4.1
Other comprehensive income (loss)	(4.2)	(5.4)	2.0	(7.6)	(15.2)
Balance as of June 30, 2020	$(9.0)	$(21.0)	$(11.0)	$(43.6)	$(84.6)

The following pension and other post-employment benefit reclassifications were made from AOCL to the Condensed Consolidated Statements of Operations and Other Comprehensive Income (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Amortization of pension and other post-employment liability adjustments
Prior service credits (1)	$(0.2)	$(0.2)	$(0.2)	$(0.4)
Actuarial losses (1)	0.3	0.2	0.6	0.3
Pension settlement charge	0.8	0.5	1.5	0.6
Total before tax	0.9	0.5	1.9	0.5
Tax benefit	(0.2)	(0.2)	(0.4)	—
Net of tax	$0.7	$0.3	$1.5	$0.5
(1) These AOCL components are included in the computation of net periodic pension costs, and are included in Other income, net within the Condensed Consolidated Statements of Operations and Comprehensive Income. See Note 4 for additional information.
The following table summarizes the unrealized gains (losses) on derivative instruments, including the impact of components reclassified into net income from AOCL, for the three and six months ended June 30, 2020 and 2019 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Unrealized gain (loss) on derivative instruments	$(0.8)	$(3.9)	$(7.6)	$(6.0)
Loss on derivatives reclassified into income	1.3	0.1	1.9	0.2
Total before tax	0.5	(3.8)	(5.7)	(5.8)
Tax (expense) benefit	(0.1)	1.0	1.5	1.5
Net of tax	$0.4	$(2.8)	$(4.2)	$(4.3)

NOTE 13. EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS is similarly computed, but includes the weighted-average dilutive effect of outstanding restricted shares, restricted stock units and stock options.
The following table sets forth the computation of basic and diluted EPS for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net earnings (loss)	$(9.6)	$21.7	$1.3	$39.6

Denominator: (shares in thousands)
Denominator for basic EPS - weighted-average shares	49,084	48,855	49,029	48,815
Potentially dilutive shares resulting from stock plans (1)	—	459	478	438
Denominator for diluted EPS - weighted-average shares	49,084	49,314	49,507	49,253

Net earnings (loss) per share:
Basic	$(0.20)	$0.44	$0.03	$0.81
Diluted	$(0.20)	$0.44	$0.03	$0.80
(1) For the three months and six months ended June 30, 2020, approximately 1.2 million and 0.1 million, respectively, of potentially dilutive securities, including stock options, restricted stock and restricted stock units, had the effect of being anti-dilutive and were excluded from the computation of diluted EPS.

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
On March 27, 2020, the U.S. federal government enacted tax legislation under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) in response to the economic impacts of the spread of COVID-19. The CARES Act provides, among other things, relief to corporate taxpayers by permitting additional carryback allowances for net operating losses (“NOLs”) incurred for periods beginning after January 1, 2017 and before January 1, 2021. The CARES Act also provides changes to the limitations on interest expense deductibility for tax years beginning in 2019 and 2020.
The Company recognized an income tax benefit for the three and six months ended June 30, 2020 at effective rates of 39.7% and 115.6%, respectively, and income tax expense for the three and six months ended June 30, 2019 at effective rates of 25.1% and 25.8%, respectively. Changes in the effective rates at which a tax benefit or expense was recognized for the three and six months ended June 30, 2020 and 2019, were primarily driven by period over period decreases in pretax book income and the impact of the provisions of the CARES Act (specifically, the rate differential on the carryback of NOLs to years where the U.S. federal income tax rate was 35.0%, compared to the current rate of 21.0%). Changes in the impact of COVID-19 on the Company’s operations during the second half of 2020 could result in revisions to the estimated tax benefit related to the provisions of the CARES Act incorporated into its estimated annualized effective tax rate tax for 2020. Additional factors impacting the change in rates include vesting of equity awards, discrete significant restructuring costs, and changes in the relative taxable income in the countries and states in which the Company operates.
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

The tables below present the Company’s segment information with Corporate costs excluded from reporting segment results (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
SALES
Office	$180.3	$223.2	$396.7	$425.4
Lifestyle	93.8	144.1	217.4	274.7
Knoll, Inc.	$274.1	$367.3	$614.1	$700.1
INTERSEGMENT SALES (1)
Office	$0.1	$0.5	$0.4	$0.9
Lifestyle	2.2	2.6	4.5	5.0
Knoll, Inc.	$2.3	$3.1	$4.9	$5.9
OPERATING PROFIT
Office	$0.8	$14.3	$4.7	$28.5
Lifestyle	9.1	25.6	22.7	46.3
Corporate	(20.0)	(6.0)	(26.1)	(11.7)
Knoll, Inc.	$(10.1)	$33.9	$1.3	$63.1

(1) Intersegment sales are presented on a cost-plus basis, which takes into consideration the effect of transfer prices between legal entities.

The changes in the carrying amount of goodwill by reportable segment are as follows (in millions):

	Office Segment	Lifestyle Segment	Total
Balance as of December 31, 2019	$54.3	$277.8	$332.1
Foreign currency translation adjustment	(0.3)	0.6	0.3
Balance as of June 30, 2020	$54.0	$278.4	$332.4

NOTE 16. PREFERRED STOCK (SUBSEQUENT EVENT)
On July 21 2020, the Company closed on an Investment Agreement (the “Investment Agreement”) entered into on June 22, 2020, with Furniture Investments Acquisitions S.C.S., a common limited partnership (société en commandite simple) (the “Buyer”), relating to the issuance and sale to the Buyer of 164,000 shares of the Company’s Series A Convertible Preferred Stock, par value $1.00 per share (the “Series A Preferred Stock”), for an aggregate purchase price of $164.0 million (the “Issuance”). The Issuance resulted in net cash proceeds of $161.8 million after transaction costs.
The Series A Preferred Stock will rank senior to the Company’s common stock, par value $0.01 per share (the “Common Stock”), with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Series A Preferred Stock will have a liquidation preference of $1,000 per share. Holders of the Series A Preferred Stock will be entitled to a cumulative dividend at the rate of 4.5% per annum, payable quarterly in arrears. The Company may elect, at its sole discretion, to pay dividends in cash or as a dividend in-kind with additional shares of Series A Preferred Stock having value equal to the amount of accrued dividends until the two year anniversary of the Closing Date, after which the Company must pay dividends in cash.
The Series A Preferred Stock will be convertible at the option of the holders thereof at any time into shares of Common Stock at an initial conversion price of $16.75 per share of Series A Preferred Stock, subject to certain anti-dilution adjustments. At any time after the two-year anniversary of the Closing Date, if the volume weighted-average price of the Common Stock exceeds $29.3125 per share (subject to adjustment in certain cases) for at least 20 trading days in any period of 30 consecutive trading days, the Company may elect to convert all or a portion of the Series A Preferred Stock into shares of Common Stock.
Holders of the Series A Preferred Stock will be entitled to vote as a single class with the holders of the Common Stock on an as-converted basis. Holders of the Series A Preferred Stock will be entitled to a separate class vote with respect to, among other things, amendments to the Company’s organizational documents that have an adverse effect on the rights, preferences, privileges or voting power of the Series A Preferred Stock, authorizations or issuances by the Company of securities that are senior to, or equal in priority with, the Series A Preferred Stock and increases or decreases in the number of authorized shares or issuances of shares of Series A Preferred Stock after the Closing Date.
At any time on or after the sixth anniversary of the Closing Date, the Company may redeem, in whole or, from time to time, in part, the shares of Series A Preferred Stock for a redemption price equal to: (i) the sum of (x) the liquidation preference thereof, plus (y) all accrued and unpaid dividends, multiplied by (ii) (A) 110% if the redemption occurs at any time on or after the sixth anniversary of the Closing Date and prior to the seventh anniversary of the Closing Date, (B) 105% if the redemption occurs at any time on or after the seventh anniversary of the Closing Date and prior to the eighth anniversary of the Closing Date, and (C) 100% if the redemption occurs at any time on or after the eighth anniversary of the Closing Date.
Upon certain change of control events involving the Company, the holders of the Series A Preferred Stock may either (i) convert their shares of Series A Preferred Stock into Common Stock at the then-current conversion price or (ii) cause the Company to redeem their shares of Series A Preferred Stock. Additionally, upon certain change of control events involving the Company, the Company may elect to redeem the Series A Preferred Stock. If the holders of the Series A Preferred Stock elect to have their shares of Series A Preferred Stock redeemed, or if the Company elects to redeem the Series A Preferred Stock, in each case, in connection with a change of control, the redemption price per share will be an amount in cash equal to 100% of the sum of the liquidation preference thereof and all accrued but unpaid dividends, plus a “make-whole” premium if such change of control occurs on or before the seventh anniversary of the Closing Date, plus, (i) if the redemption date is prior to the sixth anniversary of the Closing Date, all dividends that would have accrued on such share from the change of control redemption date to the sixth anniversary of the Closing Date, or (ii) if the redemption date is on or after the sixth anniversary of the Closing Date and prior to the seventh anniversary of the Closing Date, all dividends that would have accrued on such share from the change of control redemption date to the seventh anniversary of the Closing Date.
If the Company proposes to issue equity securities of any kind, then, until the earlier of (i) the first date on which the 50% Beneficial Ownership Requirement as described in the investment agreement is no longer satisfied and (ii) the irrevocable waiver by the Buyer of its designation rights, subject to certain exceptions, the Company will be required to offer the Buyer the opportunity to purchase a portion of such proposed issuance equal to (i) the number of shares of Series A Preferred Stock, on an as-converted basis, and/or shares of Common Stock issued upon conversion of such Series A Preferred Stock then beneficially owned by the Buyer, divided by (ii) the total number of shares of Common Stock and Series A Preferred Stock then outstanding, on an as-converted basis.
Registration Rights
The Buyer and its affiliates will have certain customary registration rights with respect to shares of Common Stock held by the Investor, including any Common Stock issued upon any future conversion of the Series A Preferred Stock, pursuant to the terms of a Registration Rights Agreement.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of financial condition and results of operations provides an account of our financial performance and financial condition that should be read in conjunction with the accompanying unaudited condensed consolidated financial statements.
Forward-looking Statements
This quarterly report on Form 10-Q contains forward-looking statements, principally in the sections entitled “Business,” “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk.” Statements and financial discussion and analysis contained in this Form 10-Q that are not historical facts are forward-looking statements. These statements discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to us, based on our current beliefs as well as assumptions made by us and information currently available to us. Forward-looking statements generally will be accompanied by words such as “anticipate,” “if,” “believe,” “plan,” “goals,” “estimate,” “expect,” “intend,” “forecast,” “intend,” “may,” “could,” “should,” “will,” and other similar expressions. This includes, without limitation, our statements and expectations regarding any current or future recovery in our industry, our plans for reduced capital and operating expenditures and enhanced liquidity measures, our integration of acquired businesses, our supply chain and manufacturing footprint optimization plans, and our expectations with respect to the payment of future dividends and leverage. Such forward-looking statements are inherently uncertain, and readers must recognize that actual results may differ materially from the expectations of management. Except as required under the Federal securities laws and the rules and regulations of the SEC, we do not undertake a duty to update such forward-looking statements. Factors that may cause actual results to differ materially from those in the forward-looking statements include corporate spending and service-sector employment, price competition, acceptance of our new products, the pricing and availability of raw materials and components, foreign currency exchange, transportation costs, demand for high quality, well designed furniture and interior solutions, changes in the competitive marketplace, changes in the trends of the market for furniture and coverings, the financial strength and stability of our suppliers, customers and dealers, access to capital, our success in designing and implementing our new enterprise resource planning system, our ability to successfully integrate acquired businesses, our supply chain optimization initiatives, the uncertainty and ultimate economic impact of the COVID-19 pandemic and other risks identified in our annual report on Form 10-K, and other filings with the SEC. Many of these factors are outside of our control.
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
COVID-19
The global outbreak of the coronavirus disease 2019 (“COVID-19”) was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020. It has negatively affected the U.S. and global economy, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place,” and created significant disruption of the financial markets. The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to manufacture and ship product in the expected timeframe, will depend on future developments, including the duration and spread of the pandemic and related actions taken by the U.S. government, state and local government officials, and international governments to prevent disease spread, all of which are uncertain and cannot be predicted.
During 2020, we have experienced the temporary closures of certain facilities. At many of our facilities, we have been experiencing reduced productivity and increased employee absences, which we expect to continue as COVID-19 continues to spread and impact populations where our facilities are located. As a result of the COVID-19 pandemic and the measures taken to prevent the spread of the disease or to address its effect, a significant number of our employees are working from home, and we have altered our manufacturing operations to allow for appropriate social distancing, hygiene, cleaning, and disinfecting. In our supply chain, we have experienced isolated instances of suppliers temporarily closing their operations, delaying order fulfillment or limiting their production, and we are utilizing alternative supply arrangements as needed.
We have taken steps to address the impacts the COVID-19 pandemic has on the Company in the following ways:
•we amended certain leases to defer rent payments for facilities that we were unable to use during mandated “shelter in place” orders;
•we changed payment terms to customers to offer longer payment terms and larger discounts for prompt payment;

•we furloughed certain employees and executed a reduction in force during the second quarter to better align staffing with the activity level of the business in an effort to maintain operating margins;
•we implemented a wage freeze and suspended employer 401(k) match contributions to maximize liquidity and lower operating expenses;
•we reduced our quarterly dividend from $0.17 per share to $0.04 per share for the second quarter of 2020, and
•we entered into an agreement to issue 4.5% cumulative, convertible preferred stock which closed on July 21, 2020, the proceeds from which will be used primarily to reduce debt and thereby increasing our liquidity and reducing pressure on our leverage covenant under our credit facility.
Following these actions, we continue to believe that we will emerge from these events well positioned for long-term growth, though we cannot reasonably estimate the duration and severity of this global pandemic or its ultimate impact on the global economy and our business and results. Given our financial strength, we expect to be able to maintain adequate liquidity as we manage through the current environment. We will continue to actively monitor the potential impacts of COVID-19 and related events on our industry, the financial markets and the overall economy. In response to the current market environment, we will continue to expand our e-commerce presence, increasing the accessibility of our products to consumers and will continue to expand our work from home offerings.
Business Highlights
During the last decade we have diversified our sources of revenue among our varying operating segments. Over the last two years, our efforts to diversify have included the acquisition of Fully in August 2019, a Portland based e-commerce-based company servicing the small business and consumer home office market, the acquisition of Muuto in January 2018, a Danish-based global commercial furniture design and distribution company, and multiple organic product development and design projects that have enhanced our portfolio and client offerings. We expect to continue to develop our acquired businesses and expand organically, be acquisitive on an opportunistic basis, continue our efforts to improve profitability and continue our efforts to build our e-commerce presence. We believe we are well positioned to continue to build on these initiatives and to benefit from future workstyles that will include a greater mix of work from home options and the need for new layouts to facilitate social distancing requirements in the workplaces.
Our efforts to diversify our sources of revenue among our operating segments has not detracted from our continued focus on growing and improving the operating performance of our Office segment. The lean initiatives that were executed in 2019, as well as the cost cutting initiatives described above, have helped to temper the margin reductions due to reduced sales volume as a result of the current economic environment. In addition, we announced a restructuring plan in January 2020 involving a reduction of our fixed cost footprint that will occur over the next two years and will yield significant savings on an annualized basis as we near the end of 2021. A significant component of the plan involved the closure and sale of our Grand Rapids facility, which was completed at the end of the second quarter of 2020. We are looking beyond the traditional office product categories of systems, task seating and storage, to furniture that supports activity areas and the in-between spaces where people meet. Additionally, we believe that our success in traditional office products gives us an advantage throughout the workplace. Our Rockwell Unscripted collection, as well as Muuto offerings, encompass every product category ranging from seating and lounge to architectural walls and storage. These offerings address the needs of organizations that seek alternatives to the traditional workspace, and are substantially additive to our current product portfolio. The acquisition of Fully in August 2019, provides the Office segment with high-quality, cost effective complement to our portfolio of office solutions, while also broadening our outreach to small business and consumer markets through an e-commerce platform. In July 2020, the Company launched Knoll + Muuto Work from Home furniture, lighting and accessories at knoll.com which responds to the need for good design for today’s work from home lifestyle. Beginning in July, consumers can now shop online for work from home products that bring the trademark design, comfort and performance of the Knoll and Muuto brands to their doorsteps. We aim to increase profitability with these product initiatives, operational improvements we have discussed, and investments in our physical and technological infrastructure.
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

Results of Operations
Comparison of Consolidated Results for the Three Months Ended June 30, 2020 and 2019

	Three Months Ended June 30,		Change
	2020	2019	$	%
	(Dollars in millions, except per share data)
Net Sales	$274.1	$367.3	$(93.2)	(25.4)%
Gross profit	95.7	140.7	(45.0)	(31.9)%
Selling, general, and administrative expenses	84.8	106.8	(22.0)	(20.5)%
Loss on fair value remeasurement of contingent consideration	12.4	—	12.4	100.0%
Restructuring charges	8.6	—	8.6	100.0%
Operating profit (loss)	(10.1)	33.9	(44.0)	(129.7)%
Interest expense	4.6	5.5	(0.9)	(16.9)%
Pension settlement charge	0.8	0.5	0.3	82.0%
Other (income) expense, net	0.3	(1.0)	1.3	(137.9)%
Income tax expense (benefit)	(6.2)	7.2	(13.4)	(186.5)%
Net earnings (loss)	(9.6)	21.7	(31.3)	(144.1)%
Net earnings (loss) per share:
Basic	$(0.20)	$0.44	$(0.64)	(145.5)%
Diluted	$(0.20)	$0.44	$(0.64)	(145.5)%
Statistical Data
Gross profit %	34.9%	38.3%
Operating profit (loss) %	(3.7)%	9.2%
Selling, general, and administrative expenses %	30.9%	29.1%
Net Sales
Net sales for the three months ended June 30, 2020 were $274.1 million, a decrease of $93.2 million, or 25.4%, from sales of $367.3 million for the three months ended June 30, 2019. Net sales for the Company declined primarily due to lower demand driven by government mandated showroom closures impacting both Knoll and our dealer network across the globe, and customer closures where our clients were unable to place orders, delayed orders to later periods, or were unable to accept shipment for completed orders. Net sales for the Office segment were $180.3 million for the three months ended June 30, 2020, a decrease of 19.2%, when compared to the three months ended June 30, 2019. The decrease in the Office segment was driven primarily by a significant decline in volume due to COVID-19, partially offset by the inclusion of Fully’s work-from-home e-commerce offering which experienced strong demand. Net sales for the Lifestyle segment were $93.8 million during the three months ended June 30, 2020, a decrease of 34.9%, from the three months ended June 30, 2019. Lifestyle segment sales were down primarily due to the government-mandated closures described above, as well as limited manufacturing closures which limited our ability to produce and fill orders.
Gross Profit
Gross profit for the three months ended June 30, 2020 was $95.7 million, a decrease of $45.0 million, or 31.9%, from gross profit of $140.7 million for the three months ended June 30, 2019. The decrease for the three months ended June 30, 2020 was due primarily to unfavorable fixed cost leverage in our manufacturing facilities from decreased volume absorption.
Operating (Loss) Profit
Operating loss for the three months ended June 30, 2020 was $10.1 million, a decrease of $44.0 million, or 129.7%, from operating profit of $33.9 million for the three months ended June 30, 2019. Operating (loss) profit as a percentage of sales decreased from 9.2% for the three months ended June 30, 2019 to (3.7%) for the three months ended June 30, 2020, primarily as a result of the gross profit decline.

Selling, general, and administrative expenses for the three months ended June 30, 2020 were $84.8 million, or 30.9% of sales, an decrease of $22.0 million from $106.8 million, or 29.1% of sales, for the three months ended June 30, 2019. The decrease was due primarily to reduced employment costs including reductions from furloughs and other workforce reduction actions, lower volume-based incentive compensation and lower benefit costs, combined with reduced discretionary spending, partially offset by the inclusion of Fully.
Restructuring charges in the three months ended June 30, 2020 were primarily related to expenses associated with the Company’s previously announced plans to close its Grand Rapids, Michigan manufacturing plant and consolidate operations into its remaining North American manufacturing plants, as well as workforce reductions resulting from COVID-19 market conditions.
During the three months ended June 30, 2020, the Company remeasured its contingent consideration related to the acquisition of Fully given an expected continued increase in work from home sales, and recorded a $12.4 million charge.
Interest Expense
Interest expense for the three months ended June 30, 2020 was $4.6 million, a decrease of $0.9 million from interest expense of $5.5 million for the three months ended June 30, 2019. The decrease was due primarily to lower interest rates, partially offset by higher average debt balances. During the three months ended June 30, 2020 and 2019, our weighted average interest rate was approximately 3.0% and 4.0%, respectively.
Pension Settlement Charge
Pension settlement charge for the three months ended June 30, 2020 was $0.8 million, an increase of $0.3 million from $0.5 million for the three months ended June 30, 2019. Pension settlement charges resulted from cash payments of lump sum elections for each of the three month periods ended June 30, 2020 and 2019.
Other Expense (Income), net
During the three months ended June 30, 2020, other expense was $0.3 million compared to other income of $1.0 million. The decrease in other income was due primarily to a reduction of pension income and foreign exchange transaction losses.
Income Tax Expense
On March 27, 2020, the U.S. government enacted tax legislation under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) in response to the economic impacts of the spread of COVID-19. The CARES Act provides, among other things, relief to corporate taxpayers by permitting additional carryback allowances for net operating losses (“NOLs”) incurred for periods beginning after January 1, 2017 and before January 1, 2021. The CARES Act also provides changes to the limitation on interest expense deductibility for tax years beginning in 2019 and 2020.
The Company recognized an income tax benefit for the three months ended June 30, 2020 at an effective rate of 39.7%, compared to income tax expense at an effective rate of 25.1% for the three months ended June 30, 2019. The change in the effective rate at which a tax benefit or expense was recognized for the three months ended June 30, 2020 and 2019, was primarily driven by the period over period decrease in pretax book income and the impact of the CARES Act (specifically, the rate differential on the carryback of NOLs to years where the U.S. federal income tax rate was 35.0%, compared to the current rate of 21.0%). Additional factors impacting the change in rates include vesting of equity awards, discrete significant restructuring costs, and changes in the relative taxable income in the countries and states in which the Company operates.

Comparison of Consolidated Results for the Six Months Ended June 30, 2020 and 2019

	Six Months Ended June 30,		Change
	2020	2019	$	%
	(Dollars in millions, except per share data)
Net Sales	$614.1	$700.1	$(86.0)	(12.3)%
Gross profit	218.0	264.5	(46.5)	(17.6)%
Selling, general, and administrative expenses	188.1	201.3	(13.2)	(6.5)%
Loss on fair value remeasurement of contingent consideration	12.4	—	12.4	100.0%
Restructuring charges	16.2	0.1	16.1	15,643.7%
Operating profit	1.3	63.1	(61.8)	(97.9)%
Interest expense	9.5	10.7	(1.2)	(11.2)%
Pension settlement charges	1.5	0.6	0.9	146.4%
Other income, net	(0.9)	(1.6)	0.7	(46.6)%
Income tax expense (benefit)	(10.1)	13.8	(23.9)	(173.6)%
Net earnings	1.3	39.6	(38.3)	(96.7)%
Net earnings per share:
Basic	$0.03	$0.81	$(0.78)	(96.3)%
Diluted	$0.03	$0.80	$(0.77)	(96.3)%
Statistical Data
Gross profit %	35.5%	37.8%
Operating profit %	0.2%	9.0%
Selling, general, and administrative expenses %	30.6%	28.7%
Net Sales
Net sales for the six months ended June 30, 2020 were $614.1 million, a decrease of $86.0 million, or 12.3%, from sales of $700.1 million for the six months ended June 30, 2019. Net sales for the Company declined primarily due to lower demand driven by COVID-19 related government mandated showroom closures impacting both Knoll and our dealer network across the globe, and customer closures where our clients were unable to place orders, delayed orders to later periods, or were unable to accept shipment for completed orders, primarily during the second quarter of 2020. Net sales for the Office segment were $396.7 million for the six months ended June 30, 2020, a decrease of 6.8%, when compared to the six months ended June 30, 2019. The decrease in the Office segment was driven primarily by significant decline in volume due to COVID-19, partially offset by the inclusion of Fully’s work-from-home e-commerce offering which experienced strong demand. Net sales for the Lifestyle segment were $217.4 million during the six months ended June 30, 2020, a decrease of 20.9%, from the six months ended June 30, 2019. Lifestyle segment sales were down primarily due to the government-mandated closures described above.
Gross Profit
Gross profit for the six months ended June 30, 2020 was $218.0 million, a decrease of $46.5 million, or 17.6%, from gross profit of $264.5 million for the six months ended June 30, 2019. The decrease for the six months ended June 30, 2020 was due primarily to unfavorable fixed cost leverage in our manufacturing facilities from decreased volume absorption, partially offset by net price realization.
Operating Profit
Operating profit for the six months ended June 30, 2020 was $1.3 million, a decrease of $61.8 million, or 97.9%, from operating profit of $63.1 million for the six months ended June 30, 2019. Operating profit as a percentage of sales decreased from 9.0% for the six months ended June 30, 2019 to 0.2% for the six months ended June 30, 2020, primarily as a result of the gross profit decline and restructuring charges associated with the Company’s previously announced plans to close its Grand Rapids, Michigan manufacturing plant and consolidate operations into its remaining North American manufacturing plants, a $12.4 million contingent consideration remeasurement charge, partially offset by the reduction in selling, general, and administrative expenses.
Selling, general, and administrative expenses for the six months ended June 30, 2020 were $188.1 million, or 30.6% of sales, a decrease of $13.2 million from $201.3 million, or 28.7% of sales, for the six months ended June 30, 2019. The decrease was due primarily to reduced employment costs including reductions from furloughs and other workforce reduction actions, lower volume-based compensation, and lower benefit costs, combined with reduced discretionary spending partially offset by the inclusion of Fully.

Restructuring charges in the six months ended June 30, 2020 were primarily related to expenses associated with the Company’s previously announced plans to close its Grand Rapids, Michigan manufacturing plant and consolidate operations into its remaining North American manufacturing plants as well as workforce reductions resulting from COVID-19 market conditions.
During the six months ended June 30, 2020, the Company remeasured its contingent consideration related to the acquisition of Fully given an expected continued increase in work from home sales, and recorded a $12.4 million charge.
Interest Expense
Interest expense for the six months ended June 30, 2020 was $9.5 million, a decrease of $1.2 million from interest expense of $10.7 million for the six months ended June 30, 2019. The decrease was due primarily to lower interest rates partially offset by higher average debt balances. During the six months ended June 30, 2020 and 2019, our weighted average interest rate was approximately 3.3% and 4.0%, respectively.
Pension Settlement Charges
Pension settlement charges for the six months ended June 30, 2020 was $1.5 million, an increase of $0.9 million from $0.6 million for the six months ended June 30, 2019. Pension settlement charges resulted from cash payments of lump sum elections for each of the six month periods ended June 30, 2020 and 2019.
Other Income, net
During the six months ended June 30, 2020 and 2019, other income was $0.9 million and $1.6 million, respectively. The decrease in other income was due primarily related to a reduction of pension income and foreign exchange transaction losses.
Income Tax Expense
On March 27, 2020, the U.S. government enacted tax legislation under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) in response to the economic impacts of the spread of COVID-19. The CARES Act provides, among other things, relief to corporate taxpayers by permitting additional carryback allowances for net operating losses (“NOLs”) incurred for periods beginning after January 1, 2017 and before January 1, 2021. The CARES Act also provides changes to the limitation on interest expense deductibility for tax years beginning in 2019 and 2020.
The Company recognized an income tax benefit for the six months ended June 30, 2020 at an effective rate of 115.6%, compared to income tax expense at an effective rate of 25.8% for the six months ended June 30, 2019. The change in the effective rate at which a tax benefit or expense was recognized for the six months ended June 30, 2020 and 2019, was primarily driven by the period over period decrease in pretax book income and the impact of the CARES Act (specifically, the rate differential on the carryback of NOLs to years where the U.S. federal income tax rate was 35.0%, compared to the current rate of 21.0%). Changes in the impact of COVID-19 on the Company’s operations during the second half of 2020 could result in revisions to the estimated tax benefit related to the provisions of the CARES Act incorporated into its estimated annualized effective tax rate for 2020. Additional factors impacting the change in rates include vesting of equity awards, discrete significant restructuring costs, and changes in the relative taxable income in the countries and states in which the Company operates.

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

Comparison of Segment Results for the Three Months Ended June 30, 2020 and 2019

	Three Months Ended June 30,		Change
	2020	2019	$	%
	(Dollars in millions)
SALES
Office	$180.3	$223.2	$(42.9)	(19.2)%
Lifestyle	93.8	144.1	(50.3)	(34.9)%
Knoll, Inc.	$274.1	$367.3	$(93.2)	(25.4)%
OPERATING PROFIT
Office	$0.8	$14.3	$(13.5)	(94.7)%
Lifestyle	9.1	25.6	(16.5)	(64.4)%
Corporate	(20.0)	(6.0)	(14.0)	233.3%
Knoll, Inc.	$(10.1)	$33.9	$(44.0)	(144.6)%

Office
Net sales for the Office segment for the three months ended June 30, 2020 were $180.3 million, a decrease of $42.9 million, or 19.2%, when compared with the three months ended June 30, 2019. This decrease was driven primarily by a significant decline in volume related to the impacts on the market demand from COVID-19, partially offset by the inclusion of Fully’s work-from-home e-commerce offering which experienced strong demand. Operating profit for the Office segment in the three months ended June 30, 2020 was $0.8 million, a decrease of $13.5 million, or 94.7%, from $14.3 million when compared with the three months ended June 30, 2019. The decrease was due primarily to unfavorable fixed cost leverage in our manufacturing facilities from decreased volume absorption and restructuring charges related to our previously announced plans to close our Grand Rapids, Michigan manufacturing plant and consolidate operations within our remaining North American manufacturing plants. These costs were partially offset by reduced operating expenses primarily related to volume-based compensation, employee-related costs and discretionary spending.
Lifestyle
Net sales for the Lifestyle segment for the three months ended June 30, 2020 were $93.8 million, a decrease of $50.3 million, or 34.9%, when compared with the three months ended June 30, 2019. The decrease was due to the government-mandated closures described above. Operating profit for the Lifestyle segment in the three months ended June 30, 2020 was $9.1 million, a decrease of $16.5 million, or 64.4%, from $25.6 million when compared with the three months ended June 30, 2019. The decrease in Operating profit was due primarily to unfavorable fixed cost leverage from decreased volume, partially offset by reduced operating expenses primarily related to volume-based compensation, employee-related costs and discretionary spending.

Corporate
Corporate costs for the three months ended June 30, 2020 were $20.0 million, an increase of $14.0 million, when compared with the three months ended June 30, 2019. The increase is due primarily to the $12.4 million charge for the remeasurement of contingent consideration related to the Fully acquisition, and workforce reduction charges related to COVID-19, partially offset by reduced employee-related and discretionary spending.
Comparison of Segment Results for the Six Months Ended June 30, 2020 and 2019

	Six Months Ended June 30,		Change
	2020	2019	$	%
	(Dollars in millions)
SALES
Office	$396.7	$425.4	$(28.7)	(6.8)%
Lifestyle	217.4	274.7	(57.3)	(20.9)%
Knoll, Inc.	$614.1	$700.1	$(86.0)	(12.3)%
OPERATING PROFIT
Office	$4.7	$28.5	$(23.8)	(83.7)%
Lifestyle	22.7	46.3	(23.6)	(50.9)%
Corporate	(26.1)	(11.7)	(14.4)	124.0%
Knoll, Inc.	$1.3	$63.1	$(61.8)	(97.9)%

Office
Net sales for the Office segment for the six months ended June 30, 2020 were $396.7 million, a decrease of $28.7 million, or 6.8%, when compared with the six months ended June 30, 2019. The decrease was driven primarily by a significant decline in volume related to the impacts on the market demand from COVID-19, partially offset by the inclusion of Fully’s work-from-home e-commerce offering which experienced strong demand. Operating profit for the Office segment in the six months ended June 30, 2020 was $4.7 million, a decrease of $23.8 million, or 83.7%, from $28.5 million when compared with the six months ended June 30, 2019. The decrease was due primarily to restructuring charges related to our previously announced plans to close our Grand Rapids, Michigan manufacturing plant and consolidate operations within our remaining North American manufacturing plants and unfavorable fixed cost leverage in our manufacturing facilities from decreased volume absorption. These costs were partially offset by reduced operating expenses primarily related to volume-based compensation, employee-related costs and discretionary spending.
Lifestyle
Net sales for the Lifestyle segment for the six months ended June 30, 2020 were $217.4 million, a decrease of $57.3 million, or 20.9%, when compared with the six months ended June 30, 2019. The decrease was due to the government-mandated closures described above. Operating profit for the Lifestyle segment in the six months ended June 30, 2020 was $22.7 million, a decrease of $23.6 million, or 50.9%, from $46.3 million when compared with the six months ended June 30, 2019. The decrease in Operating profit was due primarily to unfavorable fixed cost leverage from decreased volume, partially offset by reduced operating expenses primarily related to volume-based compensation, employee-related costs and discretionary spending.
Corporate
Corporate costs for the six months ended June 30, 2020 were $26.1 million, an increase of $14.4 million, when compared with the six months ended June 30, 2019. The increase is due primarily to the $12.4 million charge for the remeasurement of contingent consideration related to the Fully acquisition, and workforce reduction charges related to COVID-19, partially offset by reduced employee-related and discretionary spending.

Liquidity and Capital Resources
The following table highlights certain key cash flows and capital information pertinent to the discussion that follows:

	Six Months Ended June 30,
	2020	2019
	(in millions)
Cash provided by (used in) operating activities	$(10.5)	$55.9
Purchases of property and equipment, net	(20.8)	(21.9)
Cash used in investing activities	(8.2)	(21.9)
Proceeds from revolving credit facilities	237.5	198.5
Repayment of revolving credit facilities	(196.0)	(203.5)
Repayment of term loans	(8.5)	(8.6)
Payment of dividends	(10.9)	(16.1)
Purchase of common stock for treasury	(4.0)	(3.0)
Cash provided by (used in) financing activities	18.1	(32.7)
We have historically funded our business through cash generated from operations, supplemented by debt borrowings. Available cash is primarily used for our working capital needs, ongoing operations, capital expenditures, the payment of quarterly dividends, and the repurchase of shares. Our capital expenditures are primarily related to investments in the improvement of our operating efficiency, innovation and modernization, showroom investment, new product tooling, manufacturing equipment and technology infrastructure. During the six months ended June 30, 2020, we made aggregate dividend payments of $0.21 per share, returning $10.9 million of cash to our shareholders, which includes the payment of accrued dividends on share-based awards that vested during the period.
Cash used in operating activities was $10.5 million for the six months ended June 30, 2020, compared to cash provided by operating activities of $55.9 million for the prior year period. Cash used in operating activities during the six months ended June 30, 2020 was primarily due to unfavorable changes in working capital of $47.0 million, driven by a decrease in Accounts payable of $29.8 million, approximately $18.1 million of annual incentive payments from 2019 that were paid in the first quarter of 2020, as well as an increase in Inventory of $9.6 million, partially offset by a $13.0 million decrease in Customer receivables. These cash uses were partially offset by net income of $1.3 million, and non-cash charges, including $22.5 million of depreciation and amortization, a $12.4 million loss on the fair value measurement of contingent consideration, $4.9 million of stock-based compensation, $1.6 million of inventory obsolescence and $1.5 million of pension settlement charges. For the six months ended June 30, 2019, cash provided by operating activities consisted of $64.8 million from net income and various non-cash charges, including $18.6 million of depreciation and amortization and $4.6 million of stock based compensation, partially offset by $8.9 million of unfavorable changes in working capital.
Cash used in investing activities in the six months ended June 30, 2020 and 2019, was $8.2 million and $21.9 million, respectively. Capital expenditures were $20.8 million and $21.9 million for the six months ended June 30, 2020 and 2019, respectively, related to showroom investments, operating expenditures from maintenance activities and investments in lean initiatives, and our continued commitment to optimizing our information technology infrastructure. During June 2020, the Company sold its Grand Rapids manufacturing building and received net cash proceeds of $12.2 million.
Cash provided by financing activities was $18.1 million for the six months ended June 30, 2020, compared to cash used in financing activities of $32.7 million for the six months ended June 30, 2019. For the six months ended June 30, 2020 and June 30, 2019, we used $4.0 million and $3.0 million, respectively, for share repurchases due to tax remittances related to vested employee share-based equity awards, and used $10.9 million and $16.1 million of cash, respectively, to fund dividend payments to our shareholders. During the second quarter of 2020, the Board of Directors reduced the dividend per share from $0.17 paid in the first quarter to $0.04. During the six months ended June 30, 2020, we repaid $8.5 million of our outstanding term loans and had net borrowings under our revolving credit facility of $41.5 million primarily to fund our ongoing operations. During the six months ended June 30, 2019, we repaid $8.6 million of our outstanding term loans and had net repayments under our revolving credit facility of $5.0 million.
At June 30, 2020 and December 31, 2019, we had the following resources available to us to support our business (in millions):

	June 30, 2020	December 31, 2019
Cash	$7.8	$8.5
Availability under revolving credit facility	$214.9	$256.4

We are currently in compliance with all of the covenants and conditions under our Amended Credit Agreement. We believe that existing cash balances and internally generated cash flows, together with borrowings available under our credit facility, will be sufficient to fund working capital needs, capital spending requirements, debt service requirements and dividend payments for at least the next twelve months. In addition, during June 2020, we executed an agreement to issue $164 million of convertible preferred stock, which closed in July 2020, the proceeds from which were used to reduce debt. Future debt payments may be paid out of cash flows from operations, from future refinancing of our debt or from equity issuances. Our ability to make scheduled payments of principal, pay interest on or to refinance our indebtedness, satisfy our other debt obligations and to pay dividends to stockholders will depend upon our future operating performance, which is affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.
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
We also have risk in our exposure to certain materials and transportation costs. Steel, leather, wood products and plastics are all used in our products. For the six months ended June 30, 2020, we estimated that materials deflation was approximately $1.2 million, mostly offset by increases in tariffs, and transportation deflation was approximately $0.7 million compared to the six months ended June 30, 2019. During the six months ended June 30, 2019, we estimated that materials inflation was approximately $3.5 million and transportation inflation was approximately $4.2 million, respectively. We continue to work to offset price increases in raw materials and transportation through our global sourcing initiatives, cost improvements and price increases to our products.
Interest Rate Risk
At June 30, 2020, we had $483.3 million in principal of variable rate debt. We are party to an interest rate swap contract that effectively fixes the interest rate on an amount of our variable rate debt equal to the notional amount of the contract, which is currently $250 million. The interest rate swap, which decreases in notional value over time by $50 million increments at the beginning of each calendar year, matures in January 2023 and carries a fixed rate of 2.63%. Our remaining variable rate debt of $233.3 million is subject to changes in underlying interest rates, and, accordingly, our interest payments will fluctuate. During 2020, a 1% change in interest rates would result in a change in interest expense of approximately $2.3 million per year. As the notional amount of the swap decreases, each $50 million decrease in the notional amount would be exposed to interest rate fluctuations, and a one percent change in interest rates would change interest expense by an additional $0.5 million.
Foreign Currency Exchange Rate Risk
We manufacture our products in the United States, Canada and Italy, and sell our products primarily in those markets as well as in other countries. Our foreign sales and certain expenses are transacted in foreign currencies. Our production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. Additionally, as our reporting currency is the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the Canadian Dollar, the Euro, and the Danish Krone. Approximately 16.6% and 17.6% of our revenues in the six months ended June 30, 2020 and 2019, respectively, and 26.2% and 27.6% of our cost of goods sold in the six months ended June 30, 2020 and 2019, respectively, were denominated in currencies other than the U.S. dollar. Foreign currency exchange rate fluctuations from transaction and translation activity resulted in a net loss of $0.8 million and $1.6 million for the six months ended June 30, 2020 and 2019, respectively.
From time to time, we enter into foreign currency hedges to manage our exposure to foreign exchange rates. The terms of these contracts are typically one month or less. The net gain or loss upon settlement is recorded as a component of other income, net.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. We, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report (June 30, 2020) (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, our principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. Our aforementioned principal executive officer and principal financial officer have concluded that there were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For the six months ended June 30, 2020, there have been no new material legal proceedings or material changes in the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
ITEM 1A. RISK FACTORS
For the six months ended June 30, 2020, there have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 except as follows:
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
•Actions from government mandates to corporate decisions that impact the ability of or decision to occupy offices will have the effect of dampening demand for our office/workplace products.
•Economic uncertainty as a result of COVID-19 is expected to make it difficult for our dealers, customers, suppliers and the Company to accurately forecast and plan future business activities.
•The potential to weaken the financial position of some of our customers. If circumstances surrounding our customers’ financial capabilities were to deteriorate, write-downs or write-offs of our customer receivables could negatively affect our operating results and, if large, could have a material adverse effect on our business, financial condition, results of operations and cash flow.
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

To the extent the COVID-19 pandemic adversely affects our business, results of operations, financial condition and cash flows, it may also heighten many of the other risks described in this section and in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The ultimate impact of COVID-19 on our business, results of operations, financial condition and cash flows is dependent on future developments, including the severity and duration of the pandemic and the related impact on the global economy, which are uncertain and cannot be predicted at this time.

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
During the three months ended June 30, 2020, the Company repurchased 3,120 shares of its common stock, all of which represent repurchases of shares in exchange for the Company’s settlement of employee payroll tax obligations related to equity award settlements, as summarized in the table below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
April 1, 2020 - April 30, 2020	2,620	$9.61	—	$32,352,413
May 1, 2020 - May 31, 2020	510	$10.43	—	$32,352,413
June 1, 2020 - June 30, 2020	—	$—	—	$32,352,413
Total	3,130		—
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

ITEM 6.  EXHIBITS

Exhibit Number		Description

3.1	(a)	Certificate of Designation of Knoll, Inc. with respect to the Series A Preferred Stock, dated July 20, 2020, filed with the Secretary of the State of Delaware and effective July 20, 2020
10.1	(b)	Investment Agreement, dated June 22, 2020, between Knoll Inc. and Furniture Investments S.a r.l.
10.2	(a)	Registration Rights Agreement, dated July 21, 2020 between Knoll, Inc. and Furniture Investments Acquisitions S.C.S.
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101		The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2020 and 2019, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*
104		Cover Page Interactive Data File (formatted as Inline XBRL and embedded within the Inline XBRL information contained in Exhibit 101).

* Indicates documents filed herewith.

(a) - Incorporated by reference to Knoll, Inc.’s current report on form 8-K filed with the Securities and Exchange Commission on July 23, 2020.
(b) - Incorporated by reference to Knoll, Inc.’s current report on form 8-K filed with the Securities and Exchange Commission on June 23, 2020.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOLL, INC.
(Registrant)

Date:	August 7, 2020
	By:	/s/ Andrew B. Cogan
Andrew B. Cogan
Chairman and Chief Executive Officer

Date:	August 7, 2020
	By:	/s/ Charles W. Rayfield
Charles W. Rayfield
Chief Financial Officer
(Principal Financial Officer)