Form 10-Q
period 2020-09-30
KNOLL INC
filed 2020-11-06
CIK 1011570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Yes ☐ No ☒
As of November 4, 2020, there were 50,682,053 shares (including 1,542,698 restricted shares) of the Registrant’s common stock, par value $0.01 per share, outstanding.

KNOLL, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
KNOLL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in millions, except per share data)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$14.5	$8.5
Customer receivables, net	91.7	107.4
Inventories	205.4	195.9
Prepaid expenses and other current assets	44.9	28.8
Total current assets	356.5	340.6
Property, plant, and equipment, net	227.6	239.0
Goodwill	340.3	332.1
Intangible assets, net	346.6	348.2
Right-of-use lease assets	116.2	94.4
Other non-current assets	2.4	3.6
Total assets	$1,389.6	$1,357.9
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$14.5	$17.1
Accounts payable	91.2	131.9
Current portion of lease liability	26.8	20.7
Other current liabilities	124.6	120.3
Total current liabilities	257.1	290.0
Long-term debt, net	294.0	428.9
Deferred income taxes	80.2	87.5
Pension liability	30.4	22.0
Lease liability	107.7	87.0
Other non-current liabilities	29.3	14.9
Total liabilities	798.7	930.3
Commitments and contingent liabilities (Note 9)
Convertible preferred stock, $1.00 par value; authorized 10,000,000 shares; issued and outstanding 165,423 shares	163.1	—
Shareholders’ equity: (shares in thousands)
Common stock,$0.01 par value; 200,000 shares authorized; 67,436 and 66,296 shares issued, respectively, 50,703 and 49,775 shares outstanding, respectively, net, at all periods, of treasury shares and inclusive of restricted shares	0.5	0.5
Additional paid-in capital	71.5	66.8
Retained earnings	423.2	429.7
Accumulated other comprehensive loss	(67.4)	(69.4)
Total shareholders’ equity	427.8	427.6
Total liabilities, convertible preferred stock and shareholders’ equity	$1,389.6	$1,357.9

See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sales	$309.4	$356.5	$923.5	$1,056.6
Cost of sales	196.0	216.1	592.1	651.7
Gross profit	113.4	140.4	331.4	404.9
Selling, general, and administrative expenses	90.8	103.6	278.8	304.9
Loss on fair value remeasurement of contingent consideration	—	—	12.4	—
Restructuring charges	3.3	0.1	19.5	0.2
Operating profit	19.3	36.7	20.7	99.8
Interest expense	4.1	5.5	13.6	16.2
Loss on extinguishment of debt	0.2	0.4	0.2	0.4
Pension settlement charges	1.3	9.8	2.8	10.4
Other (income) expense, net	(0.5)	(2.5)	(1.3)	(4.1)
Income before income tax expense	14.2	23.5	5.4	76.9
Income tax expense (benefit)	7.2	6.0	(2.9)	19.8
Net earnings	7.0	17.5	8.3	57.1
Less: Net earnings attributable to Preferred stockholders	(1.4)	—	(1.4)	—
Net earnings available to common stockholders	$5.6	$17.5	$6.9	$57.1

Net earnings per share:
Basic	$0.11	$0.36	$0.14	$1.17
Diluted	$0.11	$0.35	$0.14	$1.16

Weighted-average common shares outstanding: (in thousands)
Basic	49,112	48,873	49,057	48,835
Diluted	49,441	49,574	49,485	49,360

Net earnings	$7.0	$17.5	$8.3	$57.1
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedge, net of amounts reclassified into earnings	1.2	(0.4)	(3.0)	(4.7)
Pension and other post-employment liability adjustments	3.1	(2.5)	(4.5)	(2.0)
Foreign currency translation adjustments	5.4	(4.0)	—	(1.7)
Foreign currency translation adjustments on long-term intercompany notes	7.5	(7.1)	9.5	(9.2)
Total other comprehensive income (loss), net	17.2	(14.0)	2.0	(17.6)
Total comprehensive income	$24.2	$3.5	$10.3	$39.5

See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in millions)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$8.3	$57.1
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	32.6	28.0
Deferred income tax benefit	(5.6)	—
Amortization of debt issuance costs and loss on extinguishment of debt	0.9	1.2
Pension settlement charges	2.8	10.4
Inventory obsolescence	2.2	1.7
Gain on disposal of property, plant and equipment	(1.1)	—
Unrealized foreign currency (gains) losses	(0.2)	1.3
Stock-based compensation	8.8	7.7
Loss on fair value remeasurement of contingent consideration	12.4	—
Bad debt and customer claims	1.2	0.7
Other non-cash items	(1.5)	0.2
Changes in operating assets and liabilities:
Customer receivables	14.0	8.1
Inventories	(11.9)	(17.6)
Prepaid expenses and other assets	7.1	0.9
Accounts payable	(38.6)	(5.0)
Other liabilities	(12.0)	3.4
Cash provided by operating activities	19.4	98.1
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(28.1)	(32.4)
Purchase of business, net of cash acquired	—	(30.9)
Proceeds from sales of property and equipment	12.3	—
Other, net	0.3	—
Cash used in investing activities	(15.5)	(63.3)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facility	340.5	350.5
Repayment of revolving credit facility	(420.0)	(336.5)
Repayment of term loans	(62.2)	(12.8)
Capitalized debt issuance costs	(0.3)	(1.4)
Payment of dividends	(13.9)	(24.5)
Proceeds from the issuance of preferred stock, net	161.8	—
Payments of withholding taxes related to net share settlements of equity awards	(4.0)	(3.3)
Cash provided by (used in) financing activities	1.9	(28.0)
Effect of exchange rate changes on cash and cash equivalents	0.2	(0.1)
Net increase in cash and cash equivalents	6.0	6.7
Cash and cash equivalents at beginning of period	8.5	1.6
Cash and cash equivalents at end of period	$14.5	$8.3

See accompanying notes to the condensed consolidated financial statements.

NOTE 1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Knoll, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and any partially-owned subsidiaries that the Company has the ability to control. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2020, are not necessarily indicative of the results that may be expected for the year ended December 31, 2020.
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

Accounting Standards Adopted
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides practical expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply to contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”) or other reference rate expected to be discontinued due to reference rate reform. The amendments in this ASU are effective immediately and may be applied to impacted contracts and hedges prospectively through December 31, 2022. The adoption of the ASU had no impact on the Company’s condensed consolidated financial statements for the periods ended September 30, 2020.
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
The Company’s sales by product category were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Office Segment
Office Systems	$84.7	$111.2	$268.6	$332.3
Seating	25.7	32.3	77.4	97.8
Files and Storage	18.4	26.0	64.3	78.9
Ancillary	52.2	36.6	147.1	92.5
Other	12.2	13.0	32.5	43.0
Total Office Segment	193.2	219.1	589.9	644.5
Lifestyle Segment
Studio	96.4	108.7	267.4	323.5
Coverings	19.8	28.7	66.2	88.6
Total Lifestyle Segment	116.2	137.4	333.6	412.1
Total Sales	$309.4	$356.5	$923.5	$1,056.6
Contract Balances
The Company’s contract assets consist of trade receivables, the balances of which are included in Customer receivables, net in the Condensed Consolidated Balance Sheets. These amounts represent the amount of consideration the Company expects to be entitled to in exchange for the goods delivered to its customers.

When the Company receives deposits, the recognition of revenue is generally deferred and results in the recognition of a contract liability (Customer deposits), which is included in Other current liabilities in the Condensed Consolidated Balance Sheets. Subsequent recognition of revenue and discharge of the contract liability typically occurs within a year of a deposit receipt, as the Company’s standard contract is less than one year. As of September 30, 2020 and December 31, 2019, the contract liability related to customer deposits was $35.1 million and $32.5 million, respectively. During the nine months ended September 30, 2020 and 2019, the Company recognized revenues that were included in the contract liability at the beginning of the respective year of $28.8 million and $29.0 million, respectively.
Allowance for Doubtful Accounts
The following table sets forth the changes in the Company’s allowance for doubtful accounts for the three and nine months ended September 30, 2020 (in millions):

Balance at December 31, 2019	$4.0
Provision for doubtful accounts	0.6
Write-offs, net of recoveries and other	0.2
Balance at March 31, 2020	$4.8
Provision for doubtful accounts	0.4
Write-offs, net of recoveries and other	0.1
Balance at June 30, 2020	$5.3
Provision for doubtful accounts	$0.2
Write-offs, net of recoveries and other	$(0.3)
Balance at September 30, 2020	$5.2

NOTE 3. INVENTORIES
Inventories consisted of the following as of the dates presented (in millions):

	September 30, 2020	December 31, 2019
Raw materials	$55.9	$58.7
Work-in-process	7.8	8.1
Finished goods	141.7	129.1
	$205.4	$195.9

NOTE 4. PENSION AND OTHER POST-EMPLOYMENT BENEFITS
The following tables set forth the components of the net periodic benefit cost (credit) for the Company’s pension and other post-employment benefit plans (in millions):

	Pension Benefits		Other Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019
Interest cost	$1.2	$2.5	$—	$(0.1)
Expected return on plan assets	(2.5)	(3.9)	—	—
Amortization of prior service credit	—	—	—	(0.1)
Recognized actuarial loss	0.4	0.1	—	—
Pension settlement charge (1)	1.3	9.8	—	—
Net periodic benefit cost (credit)	$0.4	$8.5	$—	$(0.2)

	Pension Benefits		Other Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest cost	$4.3	$7.4	$0.1	$0.1
Expected return on plan assets	(7.8)	(11.9)	—	—
Amortization of prior service credit	—	—	(0.2)	(0.5)
Recognized actuarial loss	1.0	0.4	—	—
Pension settlement charge (1)	2.8	10.4	—	—
Net periodic benefit cost (credit)	$0.3	$6.3	$(0.1)	$(0.4)
(1) The pension settlement charge was related to payments for lump sum elections.
During the third quarter of 2020, the Company changed the weighted average expected long-term rate of return on plan assets from 6.40% to 5.75%. The decrease was due to a change in expectations of future interest rates and inflation.
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
Recurring Fair Value Measurements
The Company measures certain financial liabilities at fair value on a recurring basis. The following table summarizes the valuation of those liabilities as of the dates presented (in millions):

	Fair Value as of September 30, 2020				Fair Value as of December 31, 2019
Liabilities:	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate swap	$—	$10.6	$—	$10.6	$—	$6.6	$—	$6.6
Contingent consideration obligations (1)	—	—	14.4	14.4	—	—	2.0	2.0
(1) In connection with the Company’s acquisition of FHI LLC (“Fully”) in August 2019, the Company is contingently liable to make additional payments in the form of consideration based upon the achievement of certain performance targets. The maximum amount of contingent consideration that could be earned through 2023 is $15.0 million (see Notes 4 and 11 to the Company’s 2019 Annual Report on Form 10-K for additional information on the Fully acquisition, the valuation of the related contingent consideration and the accounting treatment applied to any changes thereof).
Interest Rate Swap
The fair value of the interest rate swap is based on observable prices as quoted for receiving the variable one-month LIBOR and paying fixed interest rates and therefore is classified as Level 2 within the fair value hierarchy.
Contingent Consideration Obligations
The fair value measurement of the Company’s contingent consideration obligations is based on significant, unobservable inputs for which little or no market data exists, and thus represents a Level 3 measurement. The contingent consideration obligations are revalued each reporting period, with changes in fair value recognized in the condensed consolidated statements of operations. The valuation inputs utilized to estimate the fair value of the contingent consideration obligations as of September 30, 2020, included a discount rate of 2.5% and projections related to Fully’s net sales and earnings before interest, taxes, depreciation and amortization (“EBITDA”) for each of the calendar years 2020 through 2023.
For the nine months ended September 30, 2020, the $12.4 million change in the fair value of the Company’s contingent consideration obligations was primarily due to changes in expectations related to the achievement of the applicable performance targets. The emergent and seemingly durable shift to a significant “Work-from-home” (“WFH”) paradigm, catalyzed in large measure by movement and business operation restrictions imposed by various state and local governments during the second quarter of 2020, aligns well with Fully’s WFH product portfolio and e-commerce capabilities. As of September 30, 2020, $1.2 million of the contingent consideration obligation is classified as current and is included in Other current liabilities, while the remaining $13.2 million is included in Other non-current liabilities on the condensed consolidated balance sheets.
Non-Recurring Fair Value Measurements
The Company did not have any non-recurring fair value measurements during the three and nine months ended September 30, 2020.

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
Cash flow hedge
In January 2018, the Company entered into an interest rate swap contract, which is designated as a cash flow hedge of the forecasted interest payments associated with a portion of the Company’s variable rate debt. The interest rate swap hedges one-month LIBOR, which effectively converts a portion of the variable rate debt to a fixed interest rate. The interest rate swap effective date was December 31, 2018, matures January 23, 2023 and carries a fixed rate of 2.63%. As of September 30, 2020, the interest rate swap has a notional amount of $250.0 million, which decreases over time by $50 million increments.
The following table summarizes the fair value of the Company’s derivative instrument, as well as the location of this instrument on the Condensed Consolidated Balance Sheets as of the dates presented (in millions):

Derivatives designated as hedging instruments	Balance Sheet Location	September 30, 2020	December 31, 2019
Derivative liabilities:
Interest rate swap	Other current liabilities	$5.3	$2.6
Interest rate swap	Other non-current liabilities	5.3	4.0
Total derivative liabilities		$10.6	$6.6

The fair value of the swap recorded in Accumulated Other Comprehensive Loss (“AOCL”) may be recognized in the Condensed Consolidated Statement of Operations if certain terms of the agreement change, are modified or if the loan is extinguished. As of September 30, 2020, there was no hedge ineffectiveness associated with the Company’s interest rate swap and no portion of the cash flow hedge is excluded from the assessment of effectiveness. The Company reclassified $1.6 million and $3.5 million from AOCL to interest expense within the Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2020. Based on the forward interest rate curve in place as of September 30, 2020, the Company expects to reclassify approximately $5.3 million of unrealized losses related to its cash flow hedge from AOCL into earnings in the next twelve months.
NOTE 7. OTHER CURRENT LIABILITIES
Other current liabilities are comprised of the following (in millions):

	September 30, 2020	December 31, 2019
Customer deposits	$35.1	$32.5
Accrued employee compensation	31.1	37.4
Warranty	10.8	10.1
Other	47.6	40.3
Other current liabilities	$124.6	$120.3

NOTE 8. INDEBTEDNESS
The following table summarizes the Company’s long-term debt as of the dates presented (in millions):

	September 30, 2020	December 31, 2019
Revolving credit facility	$59.0	$138.5
U.S. term loans	199.0	228.1
Multi-currency term loans	54.2	83.7
Total long-term debt	312.2	450.3
Less: Current maturities of long-term debt	14.5	17.1
Less: Unamortized debt issuance costs	3.7	4.3
Long-term debt, net	$294.0	$428.9

Credit Facility
The commitments and available borrowing capacity under the revolving credit facility (the “Revolver”) were as follows as of the dates presented (in millions):

	Commitments	Outstanding Borrowings	Letters of Credit Outstanding	Borrowing Capacity
September 30, 2020	$400.0	$59.0	$5.1	$335.9
December 31, 2019	$400.0	$138.5	$5.1	$256.4

On August 21, 2020, the Company entered into the Second Amendment to the Third Amended and Restated Credit Agreement (the “Credit Agreement Amendment”), dated as of January 23, 2018, as previously amended by the First Amendment to the Third Amended and Restated Credit Agreement, dated as of August 26, 2019 (together, as amended, the “Credit Agreement”). The Credit Agreement Amendment, among other things, relaxed certain requirements or constraints under which affirmative covenants related to net leverage ratios are determined. In connection with the closing of the Credit Agreement Amendment, a covenant was added requiring the Company to make partial prepayments of term-loan principal in the amount of $50.0 million, all of which were made as of September 30, 2020.
The Company incurred approximately $0.3 million of debt issuance costs in connection with the Credit Agreement Amendment, which were capitalized and will be amortized over the remaining term of the Credit Facility. In connection with the prepayment of the $50.0 million in term-loan principal, the Company recorded a non-cash charge of approximately $0.2 million for loss on extinguishment of debt.
At September 30, 2020, borrowings under the Revolver include $59.0 million at a LIBOR rate of 1.90%. At December 31, 2019, borrowings under the Revolver included $10.0 million at a base rate of 5.25% and $128.5 million at a weighted-average LIBOR rate of 3.27%. As of September 30, 2020 and December 31, 2019, letters of credit issued under the Revolver incurred interest at the rate of 1.75% and 1.50%, respectively.
At September 30, 2020, the U.S. term loan and multi-currency term loan incurred interest at 1.90% and 1.75%, respectively. At December 31, 2019, the U.S. term loan and multi-currency term loan incurred interest at 3.30% and 1.50%, respectively. The Eurocurrency rates used for the U.S. dollar-denominated term loan and the Euro-denominated term loan are one-month LIBOR and three-month Euribor, respectively. Borrowings under the term loan facilities amortize in equal quarterly installments, with the remaining balance due upon maturity.
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
Changes in the warranty reserve are as follows (in millions):

Balance, December 31, 2019	$10.1
Provision for warranty claims	5.9
Warranty claims settled	(5.2)
Balance, September 30, 2020	$10.8

Warranty expense for the three and nine months ended September 30, 2020 was $1.9 million and $5.9 million, respectively. Warranty expense for the three and nine months ended September 30, 2019 was $2.1 million and $6.7 million, respectively.

NOTE 10. RESTRUCTURING AND OTHER COST REDUCTION INITIATIVES
In January 2020, the Company announced its plan to consolidate its manufacturing footprint in North America, resulting in the closure of the Grand Rapids, Michigan manufacturing facility (“Grand Rapids”). The closure was part of an initiative to optimize the Company’s North American manufacturing operations. In June 2020, the Company sold its Grand Rapids land and building assets for $12.9 million and received cash proceeds of approximately $12.2 million, net of transaction costs and customary closing adjustments. The Company recognized a gain on sale of approximately $1.2 million, which is netted against Restructuring charges on the accompanying condensed consolidated statement of operations. Concurrent with the sale, the Company entered into a sale-leaseback arrangement under which the Company is leasing various zoned premises within the facility for various terms, none of which extend beyond August 2021, and the majority of which expire through December 2020.
As of September 30, 2020, substantially all production has been migrated from Grand Rapids to the Company’s other North America facilities. Other restructuring actions the Company has taken during 2020 relate to supply chain optimization, which are expected to be completed by the end of 2021. The Company’s existing manufacturing operations in East Greenville, Pennsylvania; Muskegon, Michigan; and Toronto, Ontario (Canada) are not otherwise impacted by the restructuring plan.
In addition to the restructuring actions noted above, under which approximately 70 positions were eliminated on a net basis, the Company has executed certain other cost reduction initiatives in response to the current economic environment resulting from COVID-19. These actions include the elimination of approximately 290 positions, resulting in an aggregate workforce reduction of approximately 10% since December 31, 2019.
On October 6, 2020, management approved plans to further reduce the Company’s operating expenses in response to the economic challenges and uncertainty from the COVID-19 pandemic and its impact on the Company’s business. As part of this restructuring, the Company expects to reduce its workforce by approximately 200 positions and close five of its North American Office showrooms. In connection with these actions, the Company estimates that it will incur approximately $10.0 million of cash charges, comprised of separation payments and other employee termination expenses of approximately $5.0 million, and facilities-related charges of approximately $5.0 million. The Company expects the plan to be fully executed by the end of the first quarter of 2021.
Between the restructuring actions and other initiatives noted above, the Company expects to incur total charges of approximately $37.1 million, comprised of severance and other one-time termination benefits, facilities-related charges and other associated costs. The Company anticipates making cash payments totaling approximately $31.6 million, approximately $4.0 million of which will be paid subsequent to 2020.
During the nine months ended September 30, 2020, the Company recognized restructuring charges of $22.1 million, attributable to the Office and Lifestyle segments in the amounts of $16.7 million and $0.7 million, respectively, and to Corporate in the amount of $4.7 million. The restructuring charges have been recognized between operating expenses and Cost of sales in the amounts of $20.7 million and $1.4 million, respectively, on the accompanying condensed consolidated statement of operations. The restructuring charge of $1.4 million included in Cost of sales represents accelerated depreciation and other non-cash items related to abandoned equipment and inventory write-downs, which is not reflected in the table below.
Changes in restructuring obligations during the nine months ended September 30, 2020 are summarized as follows:

	North America Operations Optimization	Workforce Reduction and Other Cost Initiatives	Total
Balance as of December 31, 2019	$—	$0.2	$0.2
Provisions and accruals	12.6	8.1	20.7
Cash payments	(12.2)	(8.0)	(20.2)
Balance as of September 30, 2020	$0.4	$0.3	$0.7

The restructuring reserve is classified as current and is included in Other current liabilities on the condensed consolidated balance sheets. All but an immaterial component of the reserve is expected to be utilized (settled in cash) during 2020.

NOTE 11. EQUITY
The following table summarizes the components of shareholders’ equity and the changes therein during the three and nine months ended September 30, 2020 and (in millions, except share information):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2019	$0.5	$66.8	$429.7	$(69.4)	$427.6
Net earnings	—	—	10.9	—	10.9
Other comprehensive loss	—	—	—	(23.9)	(23.9)
Stock-based compensation, net	—	1.6	—	—	1.6
Dividends declared ($0.17 per share)	—	—	(8.5)	—	(8.5)
Purchase of common stock (154,012 shares)	—	(4.0)	—	—	(4.0)
Balance at March 31, 2020	$0.5	$64.4	$432.1	$(93.3)	$403.7
Net loss	—	—	(9.6)	—	(9.6)
Other comprehensive income	—	—	—	8.7	8.7
Stock-based compensation, net	—	3.3	—	—	3.3
Dividends declared ($0.04 per share)	—	—	(1.4)	—	(1.4)
Purchase of common stock (3,130 shares)	—	—	—	—	—
Balance at June 30, 2020	$0.5	$67.7	$421.1	$(84.6)	$404.7
Net earnings	—	—	7.0	—	7.0
Other comprehensive income	—	—	—	17.2	17.2
Stock-based compensation, net	—	3.8	—	—	3.8
Dividends declared on preferred stock (1)	—	—	(1.4)	—	(1.4)
Dividends declared on common stock ($0.06 per share)	—	—	(3.5)	—	(3.5)
Purchase of common stock (3,631 shares)	—	—	—	—	—
Balance at September 30, 2020	$0.5	$71.5	$423.2	$(67.4)	$427.8
(1) The Company exercised its payable in kind (“PIK”) dividend option in connection with the dividend paid on September 30, 2020.

The following table summarizes the change in the number of shares of common stock outstanding during the nine months ended September 30, 2020 (table in thousands and is inclusive of restricted shares):

Shares outstanding as of December 31, 2019	49,775
Shares issued under stock incentive plans, net of awards surrendered to pay applicable taxes	928
Shares outstanding as of September 30, 2020	50,703

The following table summarizes the components of shareholders’ equity and the changes therein during the three and nine months ended September 30, 2019 (in millions, except share information):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Knoll, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	$0.5	$58.8	$395.4	$(68.4)	$386.3	$0.2	$386.5
Net earnings	—	—	18.0	—	18.0	—	18.0
Other comprehensive loss	—	—	—	(3.6)	(3.6)	—	(3.6)
Stock-based compensation, net	—	2.2	—	—	2.2	—	2.2
Dividends declared ($0.15 per share)	—	—	(7.5)	—	(7.5)	—	(7.5)
Purchase of common stock (141,738 shares)	—	(3.0)	—	—	(3.0)	—	(3.0)
Other	—	0.4	—	—	0.4	(0.2)	0.2
Balance at March 31, 2019	$0.5	$58.4	$405.9	$(72.0)	$392.8	$—	$392.8
Net earnings	—	—	21.7	—	21.7	—	21.7
Stock-based compensation, net of forfeitures	—	2.4	—	—	2.4	—	2.4
Cash dividend ($0.17 per share)	—	—	(8.6)	—	(8.6)	—	(8.6)
Other	—	0.1	—	—	0.1	—	0.1
Balance at June 30, 2019	$0.5	$60.9	$419.0	$(72.0)	$408.4	$—	$408.4
Net earnings	—	—	17.5	—	17.5	—	$17.5
Other comprehensive (loss) income	—	—	—	(14.0)	(14.0)	—	(14.0)
Stock-based compensation, net of forfeitures	—	3.1	—	—	3.1	—	3.1
Cash dividend ($0.17 per share)	—	—	(8.6)	—	(8.6)	—	(8.6)
Purchase of common stock	—	(0.3)	—	—	(0.3)	—	(0.3)
Balance at September 30, 2019	$0.5	$63.7	$427.9	$(86.0)	$406.1	$—	$406.1

The following table summarizes the change in the number of shares of common stock outstanding during the nine months ended September 30, 2019 (table in thousands and is inclusive of restricted shares):

Shares outstanding as of December 31, 2018	49,431
Shares issued under stock incentive plans, net of awards surrendered to pay applicable taxes	344
Shares outstanding as of September 30, 2019	49,775

NOTE 12. PREFERRED STOCK
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
Upon certain change of control events involving the Company, the holders of the Series A Preferred Stock may either (i) convert their shares of Series A Preferred Stock into Common Stock at the then-current conversion price or (ii) cause the Company to redeem their shares of Series A Preferred Stock. Additionally, upon certain change of control events involving the Company, the Company may elect to redeem the Series A Preferred Stock. If the holders of the Series A Preferred Stock elect to have their shares of Series A Preferred Stock redeemed, or if the Company elects to redeem the Series A Preferred Stock, in each case, in connection with a change of control, the redemption price per share will be an amount in cash equal to 100% of the sum of the liquidation preference thereof and all accrued but unpaid dividends, plus a premium if such change of control occurs on or before the seventh anniversary of the Closing Date, plus, (i) if the redemption date is prior to the sixth anniversary of the Closing Date, all dividends that would have accrued on such share from the change of control redemption date to the sixth anniversary of the Closing Date, or (ii) if the redemption date is on or after the sixth anniversary of the Closing Date and prior to the seventh anniversary of the Closing Date, all dividends that would have accrued on such share from the change of control redemption date to the seventh anniversary of the Closing Date. As the redemption feature is not solely within the control of the Company, the Series A Preferred Stock does not qualify as permanent equity and has been classified as mezzanine, or temporary, equity.
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
Registration Rights
The Buyer and its affiliates will have certain customary registration rights with respect to shares of Common Stock held by the Buyer, including any Common Stock issued upon any future conversion of the Series A Preferred Stock, pursuant to the terms of a Registration Rights Agreement.

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in AOCL by component for the nine months ended September 30, 2020 (in millions):

	Unrealized gains (losses) on Interest Rate Swaps	Foreign Currency Translation Adjustment	Foreign Currency Translation Adjustment on Long-term Intercompany Notes	Pension and Other Post-Employment Liability Adjustment	Total
Balance as of December 31, 2019	$(4.8)	$(15.6)	$(13.0)	$(36.0)	$(69.4)
Other comprehensive income (loss) before reclassifications	(7.6)	—	9.5	(9.6)	(7.7)
Amounts reclassified from AOCL	3.5	—	—	3.6	7.1
Net current period other comprehensive income (loss) before income tax	(4.1)	—	9.5	(6.0)	(0.6)
Income tax benefit	1.1	—	—	1.5	2.6
Other comprehensive income (loss)	(3.0)	—	9.5	(4.5)	2.0
Balance as of September 30, 2020	$(7.8)	$(15.6)	$(3.5)	$(40.5)	$(67.4)

The following pension and other post-employment benefit reclassifications were made from AOCL to the Condensed Consolidated Statements of Operations and Other Comprehensive Income (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Amortization of pension and other post-employment liability adjustments
Prior service credits (1)	$—	$(0.1)	$(0.2)	$(0.5)
Actuarial losses (1)	0.4	0.1	1.0	0.4
Pension settlement charge	1.3	9.8	2.8	10.4
Total before tax	1.7	9.8	3.6	10.3
Tax benefit	(0.4)	(2.7)	(0.9)	(2.7)
Net of tax	$1.3	$7.1	$2.7	$7.6
(1) These AOCL components are included in the computation of net periodic pension costs, and are included in Other income, net within the Condensed Consolidated Statements of Operations and Comprehensive Income. See Note 4 for additional information.
The following table summarizes the unrealized gains (losses) on derivative instruments, including the impact of components reclassified into net income from AOCL, for the three and nine months ended September 30, 2020 and 2019 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Unrealized gain (loss) on derivative instruments	$—	$(0.9)	$(7.6)	$(6.9)
Loss on derivatives reclassified into income	1.6	0.3	3.5	0.5
Total before tax	1.6	(0.6)	(4.1)	(6.4)
Tax (expense) benefit	(0.4)	0.2	1.1	1.7
Net of tax	$1.2	$(0.4)	$(3.0)	$(4.7)

NOTE 14. EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed by dividing net income applicable to common stockholders for the period by the weighted-average number of shares of common stock outstanding during the same period. The Company’s Series A Preferred Stock shares are considered participating securities, as these securities have non-forfeitable rights to participating dividends (as defined in the Investment Agreement) if and to the extent that the Company pays any participating dividends, and thus require the two-class method of computing EPS. Under the two-class method, all earnings (distributed and undistributed) are allocated between the common shares and the participating securities. For the three and nine months ended September 30, 2020, there were no undistributed earnings allocated to the participating securities.
Diluted EPS is similarly computed, but includes the weighted-average dilutive effect, if any, of all outstanding potentially dilutive securities. Diluted EPS is calculated under the treasury stock method for equity awards issued under the Company’s stock compensation plans, and under both the two-class and if-converted methods for the Series A Preferred Stock, with the more dilutive amount reported. Potentially dilutive securities having an anti-dilutive effect are excluded from the calculation.
The following table sets forth the computation of basic and diluted EPS for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net earnings	$7.0	$17.5	$8.3	$57.1
Less: Preferred stock dividends	(1.4)	—	(1.4)	—
Net earnings available to common stockholders (Basic and Diluted)	$5.6	$17.5	$6.9	$57.1

Denominator: (shares in thousands)
Denominator for basic EPS - weighted-average shares	49,112	48,873	49,057	48,835
Potentially dilutive shares resulting from stock plans (1)	329	701	428	525
Denominator for diluted EPS - weighted-average shares	49,441	49,574	49,485	49,360

Net earnings per share:
Basic	$0.11	$0.36	$0.14	$1.17
Diluted	$0.11	$0.35	$0.14	$1.16
(1) For the three months and nine months ended September 30, 2020, approximately 8.0 million and 2.9 million, respectively, of potentially dilutive securities, including common shares issuable upon assumed conversion of the Series A Preferred Stock, and outstanding equity awards granted under stock compensation plans, had the effect of being anti-dilutive and were excluded from the computation of diluted EPS. Of these aggregate exclusions, 0.4 million in both periods represents options to purchase common stock and unvested shares of restricted stock or restricted stock units, while the remaining balance represents common shares issuable upon the assumed conversion of the Series A Preferred Stock.

NOTE 15. INCOME TAXES
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

The Company recognized an income tax expense (benefit) for the three and nine months ended September 30, 2020 at effective rates of 50.7% and (53.0)%, respectively, and income tax expense for the three and nine months ended September 30, 2019 at effective rates of 25.4% and 25.7%, respectively. Changes in the effective rates at which a tax benefit or expense was recognized for the three and nine months ended September 30, 2020 and 2019, were primarily driven by period over period decreases in pretax book income and the impact of the provisions of the CARES Act (specifically, the rate differential on the carryback of NOLs to years where the U.S. federal income tax rate was 35.0%, compared to the current rate of 21.0%). Changes in the impact of COVID-19 on the Company’s operations during the fourth quarter of 2020 could result in revisions to the estimated tax benefit related to the provisions of the CARES Act incorporated into its estimated annualized effective tax rate tax for 2020. Additional factors impacting the change in rates include vesting of equity awards, discrete significant restructuring costs, and changes in the relative taxable income in the countries and states in which the Company operates.
NOTE 16. SEGMENT INFORMATION
The Company has two reportable segments: Office and Lifestyle. The Office reportable segment is comprised of the operations of the Office operating segment. The Lifestyle reportable segment is an aggregation of the Lifestyle, Europe, and Muuto operating segments. All unallocated expenses are included within Corporate.
The Office segment includes a complete range of workplace products that address diverse workplace planning paradigms in North America and Europe. These products include: office systems furniture, seating, storage, tables, desks and KnollExtra® accessories. The Office segment includes DatesWeiserTM and Fully®. DatesWeiserTM, known for its sophisticated meeting and conference tables and credenzas, sets a standard of design, quality and technology integration. Fully is an e-commerce furniture brand selling height-adjustable desks, ergonomic chairs and accessories principally for individual home offices and small businesses.
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

The tables below present the Company’s segment information with Corporate costs excluded from reporting segment results (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
SALES
Office	$193.2	$219.1	$589.9	$644.5
Lifestyle	116.2	137.4	333.6	412.1
Knoll, Inc.	$309.4	$356.5	$923.5	$1,056.6
INTERSEGMENT SALES (1)
Office	$—	$0.6	$0.4	$1.5
Lifestyle	2.2	2.2	6.7	7.2
Knoll, Inc.	$2.2	$2.8	$7.1	$8.7
OPERATING PROFIT
Office	$5.4	$18.3	$10.1	$46.8
Lifestyle	16.0	25.0	38.7	71.3
Corporate	(2.1)	(6.6)	(28.1)	(18.3)
Knoll, Inc.	$19.3	$36.7	$20.7	$99.8
(1) Intersegment sales are presented on a cost-plus basis, which takes into consideration the effect of transfer prices between legal entities.

The changes in the carrying amount of goodwill by reportable segment are as follows (in millions):

	Office Segment	Lifestyle Segment	Total
Balance as of December 31, 2019	$54.3	$277.8	$332.1
Foreign currency translation adjustment	(0.1)	8.3	8.2
Balance as of September 30, 2020	$54.2	$286.1	$340.3

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of financial condition and results of operations provides an account of our financial performance and financial condition that should be read in conjunction with the accompanying unaudited condensed consolidated financial statements.
Forward-looking Statements
This quarterly report on Form 10-Q contains forward-looking statements, principally in the sections entitled “Business,” “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk.” Statements and financial discussion and analysis contained in this Form 10-Q that are not historical facts are forward-looking statements. These statements discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to us, based on our current beliefs as well as assumptions made by us and information currently available to us. Forward-looking statements generally will be accompanied by words such as “anticipate,” “if,” “believe,” “plan,” “goals,” “estimate,” “expect,” “intend,” “forecast,” “intend,” “may,” “could,” “should,” “will,” and other similar expressions. This includes, without limitation, our statements and expectations regarding any current or future recovery in our industry, our plans for reduced capital and operating expenditures and enhanced liquidity measures, our integration of acquired businesses, our supply chain and manufacturing footprint optimization plans, our expectations with respect to changes in the way companies implement “work from home” and remote work strategies, and our expectations with respect to the payment of future dividends and leverage. Such forward-looking statements are inherently uncertain, and readers must recognize that actual results may differ materially from the expectations of management. Except as required under the Federal securities laws and the rules and regulations of the SEC, we do not undertake a duty to update such forward-looking statements. Factors that may cause actual results to differ materially from those in the forward-looking statements include corporate spending and service-sector employment, price competition, acceptance of our new products, the pricing and availability of raw materials and components, foreign currency exchange, transportation costs, demand for high quality, well designed furniture and interior solutions, changes in the competitive marketplace, changes in the trends of the market for furniture and coverings, and the way and places where people work, the financial strength and stability of our suppliers, customers and dealers, access to capital, our success in designing and implementing our new enterprise resource planning system, our ability to successfully integrate acquired businesses, our supply chain optimization initiatives, the uncertainty and ultimate economic impact of the COVID-19 pandemic and other risks identified in our annual report on Form 10-K, and other filings with the SEC. Many of these factors are outside of our control.
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
COVID-19
The global outbreak of the coronavirus disease 2019 (“COVID-19”) was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020. It has negatively affected the U.S. and global economy, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place,” and created significant disruption of the financial markets. The ultimate extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to manufacture and ship product in the expected timeframe, will depend on future developments, including the duration and spread of the pandemic and related actions taken by the U.S. government, state and local government officials, and international governments to prevent disease spread, all of which are uncertain and cannot be predicted.
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

•we furloughed certain employees and executed reductions in force during May and October 2020 to better align staffing with the activity level of the business in an effort to maintain operating margins;
•we implemented a wage freeze and suspended employer 401(k) match contributions, as well as reduced discretionary spending, to maximize liquidity and lower operating expenses;
•we identified in October 2020 five showrooms that we plan to close in cities with a strong independent dealer presence;
•we reduced our quarterly dividend from $0.17 per share to $0.04 per share for the second quarter of 2020 and $0.06 per share for the third quarter of 2020, and
•we entered into an agreement to issue 4.5% cumulative, convertible preferred stock which closed on July 21, 2020, the proceeds from which were used primarily to reduce debt and thereby increasing our liquidity and reducing our net debt leverage.
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
Business Highlights
During the last decade we have diversified our sources of revenue among our varying operating segments. Over the last two years, our efforts to diversify have included the acquisition of Fully in August 2019, a Portland, Oregon based e-commerce company servicing the small business and consumer home office market, the acquisition of Muuto in January 2018, a Danish-based global commercial furniture design and distribution company, and multiple organic product development and design projects that have enhanced our portfolio and client offerings. We expect to continue to develop our acquired businesses and expand organically, be acquisitive on an opportunistic basis, continue our efforts to improve profitability and continue our efforts to build our digital presence. We believe we are well positioned to continue to build on these initiatives and to benefit from future workstyles that will include a greater mix of work from home options and the need for new layouts to facilitate social distancing requirements in the workplaces. The greater mix of work from home has led to a shift in our mix of revenue to residential, which now represents approximately one-third from one-fifth in the prior year period.
Our efforts to diversify our sources of revenue among our operating segments has not detracted from our continued focus on improving the operating performance of our Office segment. We announced a restructuring plan in January 2020 involving a reduction of our fixed cost footprint that will occur over the next two years and will yield significant savings on an annualized basis as we near the end of 2021. A significant component of the plan involved the closure and sale of our Grand Rapids, Michigan facility, which was completed at the end of the second quarter of 2020. Additionally, we executed further reductions in force of approximately 20% of our US workforce and plan to close five US showrooms by the end of the first quarter 2021. The lean initiatives that were executed in 2019, as well as the cost cutting initiatives described above, have helped to temper the margin reductions due to reduced sales volume as a result of the current economic environment.
We are looking beyond the traditional office product categories of systems, task seating and storage, to furniture that supports activity areas and the in-between spaces where people meet. Additionally, we believe that our success in traditional office products gives us an advantage throughout the workplace. The commercial market has decreased with people working remotely, and we expect that trend to continue into 2021. While we can’t know how long the decline will last, we believe the decline will extend into 2021. Over the long term, the office will remain an indispensable part of the workplace ecosystem and we anticipate an increase in demand when businesses do return to the office. However, the business landscape will be a dynamic that includes a more permanent work from home component in an overall environment that continues to elevate the importance of a well-designed home. Our Rockwell Unscripted collection, as well as Muuto offerings, encompass every product category ranging from seating and lounge to architectural walls and storage. These offerings address the needs of organizations that seek alternatives to the traditional workspace, and are substantially additive to our current product portfolio. The acquisition of Fully broadens our outreach to small business and consumer markets through an e-commerce platform. In July 2020, the Company launched “Knoll + Muuto Work from Home” furniture, lighting and accessories through its existing knoll.com website, which responds to the need for good design for today’s work from home lifestyle. Consumers can now shop online for work from home products that bring the trademark design, comfort and performance of the Knoll and Muuto brands to their doorsteps. We aim to increase profitability with these product initiatives, operational improvements we have discussed, and investments in our physical and technological infrastructure.
We can leverage the breadth of our product portfolio across channels where and when that makes sense, taking advantage of whichever market opportunity may be the healthiest and most fruitful. Whether online, in our own New York and

Los Angeles retail shops, at to-the-trade showrooms in high end design centers or through more traditional residential retailers and contract furniture dealers and showrooms, our distribution strategy offers customers the flexibility to access our product solutions easily on their own terms. As a result, we have been able to take advantage of the rapid shift to work from home while simultaneously benefiting from the investments consumers are making in their residences, as furnishings become a larger percentage of consumer discretionary spending.
We expect the work from home market and e-commerce channels to grow significantly over the next year, and we are leveraging our physical and growing digital capabilities to drive growth in our residential businesses. At the end of September, we launched the most significant overhaul of our hollyhunt.com web presence and online capability since we acquired this business in 2014. The site extends our singular showroom platform and curated multi-brand collection into the digital space which offers clients and specifiers unprecedented ease of doing business and can grow in ways that we believe could bring real innovation into a traditionally staid to-the-trade market.
Similarly, we have introduced digital technologies in our Knoll shops in New York and Los Angeles, locations that are not only driving local growth but also are helping us work remotely with designers and clients in other geographies. It is critical that we continue to leverage these bricks and mortar selling investments on a broader scale. In tandem with our growing success digitally and our relationships with residential dealers and electronic retailers in Europe and Asia, we are also focusing on expanding the breadth of our Muuto and KnollStudio residential offerings into under-penetrated home categories with meaningful growth potential. Our e-commerce sales represent 10% of our total sales in the third quarter of 2020 up from 2% for the same period a year ago due to our organic investments in Knoll+Muuto and the Fully acquisition.
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

Results of Operations
Comparison of Consolidated Results for the Three Months Ended September 30, 2020 and 2019

	Three Months Ended September 30,		Change
	2020	2019	$	%
	(Dollars in millions, except per share data)
Net Sales	$309.4	$356.5	$(47.1)	(13.2)%
Gross profit	113.4	140.4	(27.0)	(19.3)%
Selling, general, and administrative expenses	90.8	103.6	(12.8)	(12.4)%
Restructuring charges	3.3	0.1	3.2	3,200.0%
Operating profit	19.3	36.7	(17.4)	(47.4)%
Interest expense	4.1	5.5	(1.4)	(25.3)%
Loss on extinguishment of debt	0.2	0.4	(0.2)	(57.4)%
Pension settlement charge	1.3	9.8	(8.5)	(87.1)%
Other (income) expense, net	(0.5)	(2.5)	2.0	(81.5)%
Income tax expense	7.2	6.0	1.2	20.8%
Net earnings	7.0	17.5	(10.5)	(60.0)%
Net earnings per share:
Basic	$0.11	$0.36	$(0.25)	(69.4)%
Diluted	$0.11	$0.35	$(0.24)	(68.6)%
Statistical Data
Gross profit %	36.7%	39.4%
Operating profit (loss) %	6.2%	10.3%
Selling, general, and administrative expenses %	29.3%	29.1%
Net Sales
Net sales for the three months ended September 30, 2020 were $309.4 million, a decrease of $47.1 million, or 13.2%, from sales of $356.5 million for the three months ended September 30, 2019. Net sales decreased primarily due to a decline in volume related to the impacts on the market demand from COVID-19, partially offset by strong demand in our work from home and e-commerce business, as well as an increase in residential sales.
Gross Profit
Gross profit for the three months ended September 30, 2020 was $113.4 million, a decrease of $27.0 million, or 19.3%, from gross profit of $140.4 million for the three months ended September 30, 2019. The decrease for the three months ended September 30, 2020 was due primarily to unfavorable fixed cost leverage in our manufacturing facilities from decreased volume absorption.
Operating Profit
Operating profit for the three months ended September 30, 2020 was $19.3 million, a decrease of $17.4 million, or 47.4%, from operating profit of $36.7 million for the three months ended September 30, 2019. Operating profit as a percentage of sales decreased from 10.3% for the three months ended September 30, 2019 to 6.2% for the three months ended September 30, 2020, primarily as a result of the gross profit decline, partially offset by a reduction in operating expenses primarily driven by reduced employee-related expenses and discretionary spending.
Selling, general, and administrative expenses for the three months ended September 30, 2020 were $90.8 million, or 29.3% of sales, a decrease of $12.8 million from $103.6 million, or 29.1% of sales, for the three months ended September 30, 2019. The decrease was due primarily to reduced employment costs including workforce reduction actions and lower benefit costs, combined with reduced discretionary spending, partially offset by the inclusion of Fully.
Restructuring charges in the three months ended September 30, 2020 were primarily related to expenses associated with the Company’s previously announced plans to close its Grand Rapids, Michigan manufacturing plant and consolidate operations into its remaining North American manufacturing plants, as well as workforce reductions resulting from COVID-19 market conditions.
Interest Expense

Interest expense for the three months ended September 30, 2020 was $4.1 million, a decrease of $1.4 million from interest expense of $5.5 million for the three months ended September 30, 2019. The decrease was due primarily to lower average debt balances resulting from the repayment of revolver and term loan borrowings following the issuance of preferred stock, and lower average interest rates during the third quarter of 2020 from the prior year period. During the three months ended September 30, 2020 and 2019, our weighted average interest rate was approximately 3.4% and 3.9%, respectively.
Pension Settlement Charge
Pension settlement charges for the three months ended September 30, 2020 was $1.3 million, a decrease of $8.5 million from $9.8 million for the three months ended September 30, 2019. Pension settlement charges resulted from the purchase of annuities in connection with the termination and funding of the pension plan for our bargaining unit associates during the third quarter of 2019, and cash payments of lump sum elections for each of the three month periods ended September 30, 2020 and 2019.
Other (Income) Expense, net
During the three months ended September 30, 2020, other income was $0.5 million compared to $2.5 million for the three months ended September 30, 2019. The decrease in other income was due primarily to a reduction of foreign exchange transaction gains and pension income.
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
The Company recognized income tax expense for the three months ended September 30, 2020 at an effective rate of 50.7%, compared to income tax expense at an effective rate of 25.4% for the three months ended September 30, 2019. The change in the effective rate at which income tax expense was recognized for the three months ended September 30, 2020 compared to the same period in 2019 was primarily driven by the period over period decrease in pretax book income and the impact of the CARES Act (specifically, the rate differential on the carryback of NOLs to years where the U.S. federal income tax rate was 35.0%, compared to the current rate of 21.0%). Additional factors impacting the change in rates include vesting of equity awards, discrete significant restructuring costs, and changes in the relative taxable income in the countries and states in which the Company operates.

Comparison of Consolidated Results for the Nine Months Ended September 30, 2020 and 2019

	Nine Months Ended September 30,		Change
	2020	2019	$	%
	(Dollars in millions, except per share data)
Net Sales	$923.5	$1,056.6	$(133.1)	(12.6)%
Gross profit	331.4	404.9	(73.5)	(18.2)%
Selling, general, and administrative expenses	278.8	304.9	(26.1)	(8.5)%
Loss on fair value remeasurement of contingent consideration	12.4	—	12.4	100.0%
Restructuring charges	19.5	0.2	19.3	8,671.2%
Operating profit	20.7	99.8	(79.1)	(79.3)%
Interest expense	13.6	16.2	(2.6)	(16.0)%
Loss on extinguishment of debt	0.2	0.4	(0.2)	(57.4)%
Pension settlement charges	2.8	10.4	(7.6)	(73.6)%
Other income, net	(1.3)	(4.1)	2.8	(68.6)%
Income tax expense (benefit)	(2.9)	19.8	(22.7)	(114.7)%
Net earnings	8.3	57.1	(48.8)	(85.5)%
Net earnings per share:
Basic	$0.14	$1.17	$(1.03)	(88.0)%
Diluted	$0.14	$1.16	$(1.02)	(87.9)%
Statistical Data
Gross profit %	35.9%	38.3%
Operating profit %	2.2%	9.4%
Selling, general, and administrative expenses %	30.2%	28.9%
Net Sales
Net sales for the nine months ended September 30, 2020 were $923.5 million, a decrease of $133.1 million, or 12.6%, from sales of $1,056.6 million for the nine months ended September 30, 2019. Net sales for the Company decreased primarily due to a significant decline in volume related to the impacts on market demand from COVID-19, partially offset by the inclusion of Fully’s work-from-home e-commerce offering which experienced strong demand, as well as strong e-commerce and residential demand.
Gross Profit
Gross profit for the nine months ended September 30, 2020 was $331.4 million, a decrease of $73.5 million, or 18.2%, from gross profit of $404.9 million for the nine months ended September 30, 2019. The decrease for the nine months ended September 30, 2020 was due primarily to unfavorable fixed cost leverage in our manufacturing facilities from decreased volume absorption, partially offset by positive net price realization.
Operating Profit
Operating profit for the nine months ended September 30, 2020 was $20.7 million, a decrease of $79.1 million, or 79.3%, from operating profit of $99.8 million for the nine months ended September 30, 2019. Operating profit as a percentage of sales decreased from 9.4% for the nine months ended September 30, 2019 to 2.2% for the nine months ended September 30, 2020, primarily as a result of the gross profit decline and restructuring charges associated with the Company’s closure of its Grand Rapids, Michigan manufacturing plant and consolidation of operations into its remaining North American manufacturing plants, a $12.4 million contingent consideration remeasurement charge related to Fully and restructuring costs associated with workforce reduction, partially offset by the reduction in selling, general, and administrative expenses.
Selling, general, and administrative expenses for the nine months ended September 30, 2020 were $278.8 million, or 30.2% of sales, a decrease of $26.1 million from $304.9 million, or 28.9% of sales, for the nine months ended September 30, 2019. The decrease was due primarily to reduced employment costs including workforce reduction actions, lower volume-based compensation, and lower benefit costs, combined with reduced discretionary spending partially offset by the inclusion of Fully.
Restructuring charges in the nine months ended September 30, 2020 were primarily related to expenses associated with the Company’s closure of its Grand Rapids, Michigan manufacturing plant and consolidation of operations into its remaining North American manufacturing plants, as well as workforce reductions resulting from COVID-19 market conditions.

During the nine months ended September 30, 2020, the Company remeasured its contingent consideration related to the acquisition of Fully given an expected continued increase in work from home sales, and recorded a $12.4 million charge.
Interest Expense
Interest expense for the nine months ended September 30, 2020 was $13.6 million, a decrease of $2.6 million from interest expense of $16.2 million for the nine months ended September 30, 2019. The decrease was due primarily to lower average interest rates and average debt balances resulting from the repayment of revolver and term loan borrowings following the issuance of preferred stock during the third quarter of 2020. During the nine months ended September 30, 2020 and 2019, our weighted average interest rate was approximately 3.3% and 4.0%, respectively.
Pension Settlement Charges
Pension settlement charges for the nine months ended September 30, 2020 was $2.8 million, an decrease of $7.6 million from $10.4 million for the nine months ended September 30, 2019. Pension settlement charges resulted from the purchase of annuities in connection with the termination and funding of the pension plan for our bargaining unit associates during the third quarter of 2019 and cash payments of lump sum elections for each of the nine month periods ended September 30, 2020 and 2019.
Other Income, net
During the nine months ended September 30, 2020 and 2019, other income was $1.3 million and $4.1 million, respectively. The decrease in other income was due primarily related to a reduction of pension income.
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
The Company recognized an income tax benefit for the nine months ended September 30, 2020 at an effective rate of 53.0%, compared to income tax expense at an effective rate of 25.7% for the nine months ended September 30, 2019. The change in the effective rate at which a tax benefit or expense was recognized for the nine months ended September 30, 2020 and 2019, was primarily driven by the period over period decrease in pretax book income and the impact of the CARES Act (specifically, the rate differential on the carryback of NOLs to years where the U.S. federal income tax rate was 35.0%, compared to the current rate of 21.0%). Changes in the impact of COVID-19 on the Company’s operations during the second half of 2020 could result in revisions to the estimated tax benefit related to the provisions of the CARES Act incorporated into its estimated annualized effective tax rate for 2020. Additional factors impacting the change in rates include vesting of equity awards, discrete significant restructuring costs, and changes in the relative taxable income in the countries and states in which the Company operates.

Segment Reporting
The Company has two reportable segments: Office and Lifestyle.
The Office segment includes a complete range of workplace products that address diverse workplace planning paradigms in North America and Europe. These products include: office systems furniture, seating, storage, tables, desks and KnollExtra® accessories. The Office segment includes DatesWeiserTM and Fully®. DatesWeiserTM, known for its sophisticated meeting and conference tables and credenzas, sets a standard of design, quality and technology integration. Fully is an e-commerce furniture brand selling height-adjustable desks, ergonomic chairs and accessories principally for individual home offices and small businesses.
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

Comparison of Segment Results for the Three Months Ended September 30, 2020 and 2019

	Three Months Ended September 30,		Change
	2020	2019	$	%
	(Dollars in millions)
SALES
Office	$193.2	$219.1	$(25.9)	(11.8)%
Lifestyle	116.2	137.4	(21.2)	(15.5)%
Knoll, Inc.	$309.4	$356.5	$(47.1)	(13.2)%
OPERATING PROFIT
Office	$5.4	$18.3	$(12.9)	(63.7)%
Lifestyle	16.0	25.0	(9.0)	(35.9)%
Corporate	(2.1)	(6.6)	4.5	(68.2)%
Knoll, Inc.	$19.3	$36.7	$(17.4)	(47.3)%

Office
Net sales for the Office segment for the three months ended September 30, 2020 were $193.2 million, a decrease of $25.9 million, or 11.8%, when compared with the three months ended September 30, 2019. This decrease was driven primarily by a significant decline in volume related to the impacts on the market demand from COVID-19, partially offset strong growth in the Company’s work-from-home e-commerce offerings. Operating profit for the Office segment in the three months ended September 30, 2020 was $5.4 million, a decrease of $12.9 million, or 63.7%, from $18.3 million when compared with the three months ended September 30, 2019. The decrease was due primarily to unfavorable fixed cost leverage in our manufacturing facilities from decreased volume absorption, and restructuring charges related to our previously announced plans to close our Grand Rapids, Michigan manufacturing plant and consolidate operations within our remaining North American manufacturing plants. These costs were partially offset by reduced operating expenses primarily related to lower volume-based compensation, employee-related costs and discretionary spending.
Lifestyle
Net sales for the Lifestyle segment for the three months ended September 30, 2020 were $116.2 million, a decrease of $21.2 million, or 15.5%, when compared with the three months ended September 30, 2019. The decrease was driven primarily by a significant decline in volume related to the impacts on commercial market demand from COVID-19, partially offset by higher demand for e-commerce and residential products. Operating profit for the Lifestyle segment in the three months ended September 30, 2020 was $16.0 million, a decrease of $9.0 million, or 35.9%, from $25.0 million when compared with the three months ended September 30, 2019. The decrease in Operating profit was due primarily to unfavorable fixed cost leverage from decreased volume, partially offset by reduced operating expenses primarily related to lower volume-based compensation, employee-related costs and discretionary spending.

Corporate
Corporate costs for the three months ended September 30, 2020 were $2.1 million, a decrease of $4.5 million, when compared with the three months ended September 30, 2019. The decrease is due primarily to reduced employee-related expenses, including a $1.0 million reduction of payroll taxes as a result of an Employee Retention Credit received through the CARES Act, and discretionary spending.
Comparison of Segment Results for the Nine Months Ended September 30, 2020 and 2019

	Nine Months Ended September 30,		Change
	2020	2019	$	%
	(Dollars in millions)
SALES
Office	$589.9	$644.5	$(54.6)	(8.5)%
Lifestyle	333.6	412.1	(78.5)	(19.1)%
Knoll, Inc.	$923.5	$1,056.6	$(133.1)	(12.6)%
OPERATING PROFIT
Office	$10.1	$46.8	$(36.7)	(75.9)%
Lifestyle	38.7	71.3	(32.6)	(45.6)%
Corporate	(28.1)	(18.3)	(9.8)	61.2%
Knoll, Inc.	$20.7	$99.8	$(79.1)	(79.3)%

Office
Net sales for the Office segment for the nine months ended September 30, 2020 were $589.9 million, a decrease of $54.6 million, or 8.5%, when compared with the nine months ended September 30, 2019. The decrease was driven primarily by a significant decline in volume related to the impacts on the market demand from COVID-19, partially offset by the inclusion of Fully’s work-from-home e-commerce offering, which experienced strong demand. Operating profit for the Office segment in the nine months ended September 30, 2020 was $10.1 million, a decrease of $36.7 million, or 75.9%, from $46.8 million when compared with the nine months ended September 30, 2019. The decrease was due primarily to restructuring charges related to our previously announced plans to close our Grand Rapids, Michigan manufacturing plant and consolidate operations within our remaining North American manufacturing plants, and unfavorable fixed cost leverage in our manufacturing facilities from decreased volume absorption. These costs were partially offset by reduced operating expenses primarily related to lower volume-based compensation, employee-related costs and discretionary spending.
Lifestyle
Net sales for the Lifestyle segment for the nine months ended September 30, 2020 were $333.6 million, a decrease of $78.5 million, or 19.1%, when compared with the nine months ended September 30, 2019. The decrease was due to the government-mandated closures during the second quarter of 2020 as well as decreased demand and volume related to the impacts on the market demand from COVID-19, partially offset by strong e-commerce and residential demand. Operating profit for the Lifestyle segment in the nine months ended September 30, 2020 was $38.7 million, a decrease of $32.6 million, or 45.6%, from $71.3 million when compared with the nine months ended September 30, 2019. The decrease in Operating profit was due primarily to unfavorable fixed cost leverage from decreased volume, partially offset by reduced operating expenses primarily related to lower volume-based compensation, employee-related costs and discretionary spending.
Corporate
Corporate costs for the nine months ended September 30, 2020 were $28.1 million, an increase of $9.8 million, when compared with the nine months ended September 30, 2019. The increase is due primarily to the $12.4 million charge for the remeasurement of contingent consideration related to the Fully acquisition, and workforce reduction charges related to COVID-19, partially offset by reduced employee-related and discretionary spending.

Liquidity and Capital Resources
The following table highlights certain key cash flows and capital information pertinent to the discussion that follows:

	Nine Months Ended September 30,
	2020	2019
	(in millions)
Cash provided by operating activities	$19.4	$98.1
Purchases of property and equipment, net	(28.1)	(32.4)
Purchase of business, net of cash acquired	—	(30.9)
Proceeds from sales of property and equipment	12.3	—
Cash used in investing activities	(15.5)	(63.3)
Proceeds from revolving credit facilities	340.5	350.5
Repayment of revolving credit facilities	(420.0)	(336.5)
Repayment of term loans	(62.2)	(12.8)
Payment of dividends	(13.9)	(24.5)
Purchase of common stock for treasury	(4.0)	(3.3)
Proceeds from issuance of preferred stock, net	161.8	—
Cash provided by (used in) financing activities	1.9	(28.0)
We have historically funded our business through cash generated from operations, supplemented by debt borrowings. Available cash is primarily used for our working capital needs, ongoing operations, capital expenditures, the payment of quarterly dividends, and the repurchase of shares. Our capital expenditures are primarily related to investments in the improvement of our operating efficiency, innovation and modernization, expanding our e-commerce capabilities, showroom investment, new product tooling, manufacturing equipment and technology infrastructure. During the nine months ended September 30, 2020, we made aggregate dividend payments of $0.27 per common share, returning $13.9 million of cash to our common shareholders, which includes the payment of $0.6 million of accrued dividends on share-based awards that vested during the period.
Cash provided by operating activities was $19.4 million for the nine months ended September 30, 2020, compared to $98.1 million for the prior year period. Cash provided by operating activities during the nine months ended September 30, 2020 was due primarily to $60.0 million combined of net earnings and non-cash charges, primarily comprised of depreciation and amortization of $31.7 million, a $12.4 million loss on the fair value measurement of contingent consideration and $8.8 million of stock-based compensation. These cash earnings were partially offset by $40.6 million of unfavorable changes in working capital, driven by a decrease in Accounts payable and other liabilities and an increase in inventory, partially offset by a decrease in Customer receivables. For the nine months ended September 30, 2019, cash provided by operating activities consisted of $108.3 million of net earnings and various non-cash charges, including $28.0 million of depreciation, $10.4 million of pension settlement charges and $7.7 million of stock-based compensation, partially offset by $10.2 million of unfavorable changes in working capital.
Cash used in investing activities in the nine months ended September 30, 2020 and 2019, was $15.5 million and $63.3 million, respectively. Capital expenditures were $28.1 million and $32.4 million for the nine months ended September 30, 2020 and 2019, respectively, related to showroom investments, operating expenditures from maintenance activities and investments in lean initiatives, and our continued commitment to optimizing our information technology infrastructure. During June 2020, the Company sold its Grand Rapids manufacturing building and received net cash proceeds of $12.3 million. Cash flow used in investing activities for the nine months ended September 30, 2019 includes the purchase of Fully for $30.9 million, net of cash acquired, in August 2019.
Cash provided by financing activities was $1.9 million for the nine months ended September 30, 2020, compared to cash used in financing activities of $28.0 million for the nine months ended September 30, 2019. During July 2020, we issued 164,000 shares of preferred stock and received net cash proceeds of $161.8 million, which were primarily used to repay $50.0 million of term loan debt, and the remainder to repay outstanding borrowings on the revolving line of credit. For the nine months ended September 30, 2020 and September 30, 2019, we used $4.0 million and $3.3 million, respectively, for share repurchases due to tax remittances related to vested employee share-based equity awards, and used $13.9 million and $24.5 million of cash, respectively, to fund dividend payments to our shareholders. During 2020, the Board of Directors reduced the dividend per share from $0.17 paid in the first quarter to $0.04 paid in the second quarter and $0.06 paid in the third quarter. During the nine months ended September 30, 2020, we repaid $62.2 million of our outstanding term loans and had net repayments under our revolving credit facility of $79.5 million. During the nine months ended September 30, 2019, we repaid $12.8 million of our outstanding term loans and had net borrowings under our revolving credit facility of $14.0 million.

At September 30, 2020 and December 31, 2019, we had the following resources available to us to support our business (in millions):

	September 30, 2020	December 31, 2019
Cash	$14.5	$8.5
Availability under revolving credit facility	$335.9	$256.4
We are currently in compliance with all of the covenants and conditions under our Amended Credit Agreement. We believe that existing cash balances and internally generated cash flows, together with borrowings available under our credit facility (as constrained by the applicable financial ratio covenants to which we are subject), will be sufficient to fund working capital needs, capital spending requirements, debt service requirements and dividend payments for at least the next twelve months. During June 2020, we executed an agreement to issue $164 million of convertible preferred stock, which closed in July 2020, the net proceeds from which were used to reduce debt. Future debt payments may be paid out of cash flows from operations, from future refinancing of our debt or from equity issuances. Our ability to make scheduled payments of principal, pay interest on or to refinance our indebtedness, satisfy our other debt obligations and to pay dividends to stockholders will depend upon our future operating performance, which is affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.
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
We also have risk in our exposure to certain materials and transportation costs. Steel, leather, wood products and plastics are all used in our products. For the nine months ended September 30, 2020, we estimated that materials deflation was approximately $1.6 million, mostly offset by increases in tariffs, and transportation inflation was approximately $0.3 million compared to the nine months ended September 30, 2020. During the nine months ended September 30, 2019, we estimated that materials inflation was approximately $4.5 million and transportation inflation was approximately $3.3 million, respectively. We continue to work to offset price increases in raw materials and transportation through our global sourcing initiatives, cost improvements and price increases to our products.
Interest Rate Risk
At September 30, 2020, we had $312.2 million in principal of variable rate debt. We are party to an interest rate swap contract that effectively fixes the interest rate on an amount of our variable rate debt equal to the notional amount of the contract, which is currently $250 million. The interest rate swap, which decreases in notional value over time by $50 million increments at the beginning of each calendar year, matures in January 2023 and carries a fixed rate of 2.63%. Our remaining variable rate debt of $62.2 million is subject to changes in underlying interest rates, and, accordingly, our interest payments will fluctuate. During 2020, a 1% change in interest rates would result in a change in interest expense of approximately $0.6 million per year. As the notional amount of the swap decreases, each $50 million decrease in the notional amount would be exposed to interest rate fluctuations, and a one percent change in interest rates would change interest expense by an additional $0.5 million.
Foreign Currency Exchange Rate Risk
We manufacture our products in the United States, Canada and Italy, and sell our products primarily in those markets as well as in other countries. Our foreign sales and certain expenses are transacted in foreign currencies. Our production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. Additionally, as our reporting currency is the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the Canadian Dollar, the Euro, and the Danish Krone. Approximately 26.0% and 16.8% of our revenues in the nine months ended September 30, 2020 and 2019, respectively, and 30.6% and 26.8% of our cost of goods sold in the nine months ended September 30, 2020 and 2019, respectively, were denominated in currencies other than the U.S. dollar. Foreign currency exchange rate fluctuations from transaction and translation activity resulted in a net loss of $1.2 million and $1.1 million for the nine months ended September 30, 2020 and 2019, respectively.
From time to time, we enter into foreign currency hedges to manage our exposure to foreign exchange rates. The terms of these contracts are typically one month or less. The net gain or loss upon settlement is recorded as a component of other income, net.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. We, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report (September 30, 2020) (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, our principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. The Company implemented a new financial reporting system, Oracle Financial Consolidation and Close Cloud Service (EPM FCCS) as of August 31, 2020. As part of the implementation process, the company completed several iterations of period close in parallel utilizing the EPM FCCS to ensure the accuracy and integrity of the financial statements generated. As a result of the implementation, certain changes to the Company’s processes and procedures have occurred which resulted in changes to internal controls over financial reporting. Management has evaluated these changes, and our aforementioned principal executive officer and principal financial officer have concluded that there were no other changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For the nine months ended September 30, 2020, there have been no new material legal proceedings or material changes in the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
ITEM 1A. RISK FACTORS
For the nine months ended September 30, 2020, there have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 except as follows:
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
During the three months ended September 30, 2020, the Company repurchased 3,631 shares of its common stock, all of which represent repurchases of shares in exchange for the Company’s settlement of employee payroll tax obligations related to equity award settlements, as summarized in the table below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
July 1, 2020 - July 31, 2020	1,670	$11.51	—	$32,352,413
August 1, 2020 - August 31, 2020	1,961	$11.71	—	$32,352,413
September 1, 2020 - September 30, 2020	—	$—	—	$32,352,413
Total	3,631		—
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

ITEM 6.  EXHIBITS

Exhibit Number		Description

3.1	(a)	Certificate of Designation of Knoll, Inc. with respect to the Series A Preferred Stock, dated July 20, 2020, filed with the Secretary of the State of Delaware and effective July 20, 2020
10.1	(b)	Investment Agreement, dated June 22, 2020, between Knoll Inc. and Furniture Investments S.a r.l.
10.2	(a)	Registration Rights Agreement, dated July 21, 2020 between Knoll, Inc. and Furniture Investments Acquisitions S.C.S.
10.3		Second Amendment to the Third Amended and Restated Credit Agreement, dated as of August 21, 2020, among the Company, certain foreign subsidiaries of the Company, as borrowers, certain domestic and foreign subsidiaries of the, as guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and each of the lenders party thereto
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101		The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2020 and 2019, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*
104		Cover Page Interactive Data File (formatted as Inline XBRL and embedded within the Inline XBRL information contained in Exhibit 101).

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

KNOLL, INC.
(Registrant)

Date:	November 6, 2020
	By:	/s/ Andrew B. Cogan
Andrew B. Cogan
Chairman and Chief Executive Officer

Date:	November 6, 2020
	By:	/s/ Charles W. Rayfield
Charles W. Rayfield
Chief Financial Officer
(Principal Financial Officer)