Form 10-K
period 2020-12-31
KNOLL INC
filed 2021-03-01
CIK 1011570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐    No ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
As of June 30, 2020, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $610,708,407 based on the closing sale price as reported on the New York Stock Exchange.
As of February 26, 2021, there were 50,806,377 shares (including 1,427,239 shares of non-voting restricted shares) of the Registrant's common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement for its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this report on Form 10-K to the extent stated therein.

PART I
ITEM 1. BUSINESS
General
Knoll, Inc. (“Knoll,” the “Company,” “we,” “us,” “our”) is a leading global manufacturer of commercial and residential furniture, accessories, lighting and coverings, including textiles, felt and leather. Our constellation of design-driven brands coupled with our perspectives on space planning allow our clients to create inspired modern interiors. Simply stated, we provide the furnishings to bring the beauty and benefits of modern design to the way people live and work. Our businesses represent a diversified portfolio that responds to evolving trends and performs throughout business cycles, sharing reputations for high-quality and sophistication. To the architects and designers we work with, to our clients in the commercial, education, healthcare, hospitality and government sectors, and to the many consumers we reach, Knoll represents a commitment to innovative solutions and an unmatched heritage of modern design.
How people live and work is constantly being reshaped by changing technology and lifestyle trends. Our founders, Hans and Florence Knoll, believed in the power of design to enhance people’s lives. Since our founding over 80 years ago, Knoll has been featured in creative, inspiring workplace and residential settings, won a place in iconic settings and in museums worldwide and earned numerous design honors and awards. Today, we have an unsurpassed collection of classic products to introduce, and reintroduce, as well as groundbreaking new designs. We leverage strong relationships with contemporary furniture and industrial designers, and a reputation that attracts talented new designers.
We focus on two distinct markets, commercial and residential. We target commercial workplace clients through our direct sales force that is focused on furnishing offices by working with independent dealers, designers, architects, and decorators. We serve residential consumers directly and through “to the trade” specifiers including designers and architects, through our online marketspace, retail shops and showrooms. In the residential market, the fastest growing area of our business, we are expanding further into the digital space through our brand websites, and into consumer and decorator channels worldwide, leveraging our experience with products that cross-over between the office and the home. In commercial workplace, the largest portion of our business, we see strategic opportunities through the expansion of under-penetrated categories and ancillary markets.
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
The Lifestyle segment includes KnollStudio®, HOLLY HUNT®, KnollTextiles®, Spinneybeck® | Filzfelt®, Edelman® Leather and Muuto®. KnollStudio products, which are distributed primarily in North America, Europe, the Middle East and Asia, include iconic seating, lounge furniture, side, café and dining chairs as well as conference, training, dining and occasional tables, lighting, rugs, textiles, high-quality fabrics, felt, leather and related architectural products. Many of these products cross-over between residential settings and the workplace.
The Corporate function represents unallocated costs related to shared services and general corporate activities including, but not limited to, legal expenses, acquisition expenses, certain finance, human resources, administrative and executive expenses and other expenses that are not directly attributable to an operating segment. Dedicated, direct selling, general and administrative expenses of the segments are included within segment operating profit. As we continue to grow both organically and through acquisitions, the central support of the Corporate function will evolve and grow as well.
For further information regarding our segments see the section below and Note 22 in the accompanying financial statements.

The global outbreak of the coronavirus disease 2019 (“COVID-19”) has negatively affected the U.S. and global economy, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place,” and created significant disruption of the financial markets. During 2020, we experienced a significant decline in our commercial sales volume as a result of a large portion of the North American and European workforce shifting from working in offices to remote working environments. Our commercial clients have delayed or postponed orders, and new order generation during 2020 was significantly lower than pre-pandemic levels. In addition, we have experienced temporary closures of certain facilities. At many of our facilities, we have been experiencing reduced productivity and increased employee absences. As a result of the COVID-19 pandemic and the measures taken to prevent the spread of the disease or to address its effect, a significant number of our employees are working from home, and we have altered our manufacturing operations to allow for appropriate social distancing, hygiene, cleaning, and disinfecting. In our supply chain, we have experienced isolated instances of suppliers temporarily closing their operations, delaying order fulfillment or limiting their production, and we are utilizing alternative supply arrangements as needed.
Like us, many of our clients have been significantly impacted by the COVID-19 pandemic. A significant portion of the overall global workforce is, and has been for the majority of 2020, working remotely. COVID-19 continues to cause delays in the ability for companies to bring people back to the office and, when people are able to return, the workplace will likely be different from the workplaces that existed prior to the pandemic. This massive and sudden shift to remote work has had a significant impact on our commercial business and the commercial furniture industry as a whole. The duration, permanency and overall magnitude of these impacts on the workplace are still unknown.
Further, the shifts in “where” and “how” people work have also created opportunities for other parts of our business. Our “work-from-home” and residential businesses have experienced some positive opportunities in 2020. As people spent more time in their homes, and have been limited in travel and other recreational options, we have seen increases in the residential and direct-to-consumer parts of our business. Our previous diversification strategies away from office and into the lifestyle side of our business enabled us to better take advantage of these opportunities.
Strategy
Whether a commercial or residential end user, we solve a variety of needs for each customer. We draw on our constellation of businesses and brands to provide products and designs that meet the needs of our customers. Our offerings range from classic signature pieces to ancillary products like the Rockwell Unscripted® collection by The Rockwell Group, the vast product portfolio of Muuto and the products offered through the digital space of Fully; to dramatic textiles, and Filzfelt architectural products for acoustical control. Our goal for each engagement is to maximize the opportunity from the start. To that end, we deploy strategic programs to better synchronize our office and lifestyle teams and resources to deliver a single compelling customer experience. We continue to invest in technology, from enhancing our e-commerce platforms to technology for our dealer partners to make it easier to do business with Knoll.
Our residential and e-commerce businesses experienced significant growth during 2020, most notably through our e-commerce channels and work-from-home product offerings. As the pandemic caused much of the world economy to adapt to working in remote environments, we believe there has been a paradigm shift in how people will work going forward. Rather than being in an office setting five days a week, there is ample evidence to suggest a more hybrid approach to working, where employees will work both remotely and from an office during the work week. We believe the work-from-home market will continue to grow and be a permanent component of the total market going forward. For this reason, we continue to invest in technology and infrastructure to support our digital and residential businesses.
Our commercially oriented businesses experienced significant decline during 2020 due to the economic environment caused by the pandemic. As a response, we initiated cost reduction initiatives that involved temporary and permanent reductions in our workforce, discretionary spending reductions and other measures. We will continue to exercise discipline in our spending habits, especially in our workplace businesses.
Our growth strategy also focuses on specific international markets where we can significantly build our share, such as Canada, Mexico, Europe, Asia, the Middle East, and selected under-penetrated areas across the globe where there is a concentration of discerning clients.

Office Segment
Maximizing the sales growth and profitability of Office, our largest segment, has been a continuing priority. With respect to growth in our Office segment, a variety of initiatives will contribute to making this growth possible: broadening our Workplace products portfolio; enhancing sales coverage strategically, including a focus on global accounts; and capturing a greater share of our dealers' ancillary sales. At the same time, we aim to increase profitability through operational improvements and investments in our infrastructure. The acquisition of Fully in August 2019 provides the Office segment with a high-quality, cost-effective complement to our portfolio of office solutions, while also broadening our consumer work from home market through an e-commerce platform. Our lean manufacturing initiative, combined with continued modernization of our facilities, is allowing us to progressively deliver on this goal.
The commercial market has shifted dramatically in the last decade and we believe that shift will accelerate as a result of the COVID-19 pandemic. Clients are looking at an entire ecosystem of workplace locations, from office to home, to address hybrid workstyles, and Knoll has the portfolio to support any mode or place of work. Within the office, clients continue to flex the relationship between individual and collaborative, shared spaces. The office itself is continuing to migrate toward becoming a more "we" space than a "me" space, dedicated to collaboration, both in person and with colleagues working remotely. The imperative to create offices that draw workers in will only increase as the flexibility as to where and when one works evolves. This bodes well long-term for a design-driven brand like Knoll with a robust collaborative and ancillary product breadth. Our constellation of businesses positions us well to deliver in the evolving work environment, where people choose how and where they work throughout the day, as the traditional boundaries between residential and workplace products blur, and the importance of a total environment outshines any one particular element.
We are looking beyond traditional office product categories - systems, task seating and storage - to furniture for shared spaces and the in-between spaces where people meet. We believe that our success in our traditional office products gives us an advantage throughout the workplace ecosystem. As we design new products suited to these more flexible or hybrid spaces, we are also responding to demands at different price points with different materials and finishes. Our Rockwell Unscripted™ collection, including architecturally inspired Creative Wall®, brings a sense of theater and play to the workplace, putting people at the center of the work life experience and creating a warm and welcoming place where people want to be. Rockwell Unscripted Creative Wall has been successful in allowing clients to delineate space in the open environment, creating spaces for teams or individuals to focus and work. In 2020, we also introduced an innovative line of meeting tables, Islands Collection by Knoll, that supports the ever-increasing demand for hybrid meeting spaces. Our breadth of height-adjustable tables, including k.TM Stand, k.TM bench, Tone® and Antenna® Telescope® continue to receive national industry recognition for its straightforward and adaptable concept that delivers a clean, compact workstation solution with intuitive adjustments and people centered design.
With the evolution from individual workstations to collaborative spaces and ancillary products, Knoll is not only expanding the breadth of our offerings through our constellation of brands but also strengthening our presence in the marketplace. We are continuing to partner with our dealers to ensure our customers understand that Knoll provides not just systems or workstations and work chairs but rather a complete family of complementary ancillary products. Together, we are meeting the demands of our customers while attempting to capture more of their total spend and elevating the profitability of our engagements.
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
In January 2020, the Company announced its plan to consolidate its manufacturing footprint in North America, resulting in the closure of the Grand Rapids, Michigan manufacturing facility. The closure was part of an initiative to better optimize the Company’s North American manufacturing operations. In June 2020, the Company completed the sale of that facility.
Our principal Knoll Office product lines, described below, include systems furniture, seating, storage, tables, desks and KnollExtra ergonomic accessories. The Office segment comprised approximately 62.7% of our sales in 2020, 61.2% of our sales in 2019, and 60.1% of our sales in 2018.

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
•Rockwell Unscripted ®
•Antenna® Workspaces, including the new Antenna Power Beam
•AutoStrada®
•Currents®
•Dividends Horizon®
•Reff® Profiles
Seating
We constantly research and assess the general office seating market and offer a range of work chairs that are diverse in scale, aesthetic and performance, and enhances Knoll’s reputation for ergonomics and value. The result is an increasingly innovative, versatile seating collection consistent with the Knoll brand.
Clients evaluate work chairs based on ergonomics, aesthetics, comfort, quality and affordability. We offer market leading, high quality office chairs at a range of price points, performance levels and materials.
Our principal seating product lines include:
•LIFE®
•Generation by Knoll®
•MultiGeneration by Knoll®
•ReGeneration by Knoll®
•Remix™
•Ollo™
Files and Storage
Our files and storage products featuring the Anchor©, Calibre®, Series 2TM and Quoin® product lines, are designed with unique features to maximize storage capabilities and personalization throughout the workplace. Our core files and storage products consist of lateral files, mobile pedestals and other storage units, bookcases and overhead cabinets.
The range of files and storage augments our product offerings, allowing clients to address all of their office furniture needs with us, especially in competitive bid situations where Knoll systems, seating, tables and desks have been specified. The breadth of the product line also enables our dealers to offer stand-alone products to businesses that have smaller storage requirements. Files and storage are available in a wide range of sizes, configurations and colors, which can be integrated with other manufacturers' stand-alone furniture. In addition, some elements of the product line can be configured as freestanding furniture in private offices or open-plan environments.
Our principal storage product lines include:
•Anchor™
•Calibre®
•Series 2™
•Rockwell Unscripted®
•Quoin®

Desks and Tables
We offer collections of adjustable tables as well as meeting, conference, training, dining, stand-alone and table desks.
Our Tone™, Upstart® and Antenna® Simple Tables and Rockwell Unscripted® product lines include adjustable, work, meeting, conference and training tables. Tone, a comprehensive collection of height-adjustable tables compatible with the Dividends Horizon, Antenna Workspaces, and Reff Profiles systems. Tone features a wide range of support and adjustment options that integrate seamlessly with Knoll open plan, private office and activity spaces furniture, or are used independently to create flexible work areas. We also introduced Hipso, a height-adjustable desk targeted to the work-from-home consumer. In addition, we expanded the Reff Profiles product line with a series of meeting tables, and introduced the Islands Collection by Knoll. Our k. bench and k. stand products offer height-adjustable tables, which are easy to specify, assemble and use, offer an expanded price point option for today's office needs.
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
Fully
Our Office segment includes Fully which focuses on a human-centered approach to work with products designed to create a healthy and supportive work environment. Fully, a certified B Corp, offers high-performance adjustable height desks, tables, ergonomic seating and accessories principally for individual home offices and small businesses. Fully is a direct-to-consumer furniture and lifestyle brand that addresses the small business and consumer markets through its e-commerce platform.
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
Lifestyle Segment
The Lifestyle segment includes KnollStudio, HOLLY HUNT, Muuto, KnollTextiles, Spinneybeck | Filzfelt, and Edelman Leather. KnollStudio® products, which are distributed primarily in North America and Europe, include iconic seating, lounge furniture, side, café and dining chairs as well as conference, training, dining and occasional tables. HOLLY HUNT is known for high quality residential furniture, lighting, rugs, textiles and leathers. In addition, HOLLY HUNT also includes Vladimir Kagan Design Group, a renowned collection of modern luxury furnishings. The KnollTextiles, Spinneybeck | FilzFelt, and Edelman Leather businesses provide a wide range of customers with high-quality fabrics, felt, leather and related architectural products. Muuto offers ancillary products and affordable luxury residential furnishings, which includes seating, lounge furniture, dining and occasional tables, lighting and accessories. These offerings allow the Lifestyle segment to provide products for an all-encompassing “resimercial”, high performance workplaces, as well as furnish a range of living spaces from uber to affordable-luxury living spaces.
KnollStudio
Drawing upon Knoll's iconic heritage, KnollStudio elevates residential and commercial environments with inspiring classic and contemporary designs that embody quality and craftsmanship.
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
With the trend towards residentially-inspired workplaces, KnollStudio products have gained cross-over appeal between residential and workplace. In North America, the workplace ancillary sales team continues to expand its reach, with a focus on corporate projects, hotels and restaurants, as well as government and educational institutions. To grow its residential channel, KnollStudio has expanded its audience in recent years through a to-the-trade showroom in New York City's Decoration & Design building, branded flagship Knoll Home Design Shops in New York City and Los Angeles, as well as the knoll.com website, which reach retail consumers and designers alike. Additionally, the company continues to invest in the Knoll Space retail sales program, which brings consumers the best of Knoll furnishings for their home and home office, through approximately 50 specialty retailers and e-tailers throughout the United States and Canada.
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
HOLLY HUNT
For almost 40 years, HOLLY HUNT has been the preeminent leader in the to-the-trade, high-end, luxury home furnishings sector. At HOLLY HUNT we design, produce, represent and showcase the highest caliber custom design pieces for the most exquisite interior properties around the world, including indoor and outdoor furniture, lighting, rugs, wall covering, textiles, leathers, art and accessories. As the foremost to-the-trade provider and distributor of home luxury furnishings, HOLLY HUNT’s strategy continues to optimize the seamless integration of our digital capabilities with our network of brick and mortar showrooms to offer a state-of-the-art, omnichannel specifying and purchasing experience so designers and architects can engage with the brand whenever and however they choose. We continue to evolve our leading product categories and best-in-class client and operational service levels across domestic, international and digital trade channels through the highest quality designs, service and showroom settings. There are currently fourteen HOLLY HUNT-owned showrooms in the United States and London, along with partner showrooms in major markets, and an expanding international presence.
KnollTextiles
KnollTextiles is renowned for enriching spaces with color, pattern and textures. In addition to a direct sales force, KnollTextiles distributes its products through a showroom in New York City's Decoration & Design building, Knoll consumer retail spaces in New York City and Los Angeles and through the knolltextiles.com website. KnollTextiles products appeal to contract, hospitality, education and residential clients and we offer a full range of products in the Modernist tradition from upholstery and drapery to wall coverings and healthcare curtains including some of the industry's most technically advanced materials. Our KT Collection of upholstery marries classic modern design for everyday use, in a range of high-performance patterns and textures. Against the backdrop of the rich and storied work of Florence Knoll, KnollTextiles combines beauty and function, producing fresh perspectives for contemporary interiors.
Spinneybeck | FilzFelt
Spinneybeck | FilzFelt has expanded from being exclusively a supplier of raw material to a provider of leather, felt, plaster, cork and wood finished products that enhance the architectural and acoustic experience of commercial, education and hospitality settings. The same trends that have been transforming Knoll Office workspaces have created new opportunities for architectural and acoustic products that offer flexible space division and sound control. Spinneybeck and FilzFelt have evolved, respectively, from an upholstery leather company and 100% wool felt provider to a comprehensive natural materials resource. This approach provides specifiers and clients with architectural and

acoustic solutions that leverage the opportunity for more large-scale orders. Our full Spinneybeck | Filzfelt assortment includes upholstery and wall coverings, modular acoustic wall tiles and panels, ceiling baffles and screens.
Edelman Leather
Our Lifestyle segment includes Edelman Leather which offers beautiful, natural leathers for the global design community. Edelman is a "to-the-trade" supplier and goes to market by leveraging seven branded showrooms and sales representation around the world. Edelman successfully expanded beyond leather coverings, and now offers architectural products for floor and wall application, as well as a collection of accent pieces including area rugs, and small furnishings (mirror, ottomans, and tables). Edelman also has distribution reach into hospitality, contract furnishing, and aviation market segments.
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
Muuto's principal furniture product lines include:
•Outline Series
•Nerd Series
•The Dots Series
•Fiber Chairs
•Visu Chairs
The Lifestyle segment represented approximately 37.3% of our sales in 2020, 38.8% of our sales in 2019, and 39.9% of our sales in 2018.
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
Our broad range of workplace research, which explores the connection between workspace design and human behavior, health and performance, and the quality of the user experience, drives our workplace product development initiatives. Recent research initiatives include a study of new ways to think about the post Covid-19 pandemic workplace, referred to as "The Thriving Workplace".
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

Sales and Distribution
We generate workplace sales with our direct sales force and through a network of independent dealers, who jointly market and sell our products. We generally rely on these independent dealers to also provide a variety of important specification, installation and after-market services to our clients. Our dealers generally operate under short-term (one to three year), non-exclusive agreements. Our residential sales products are sold by our own internal sales force through a network of retail shops and showrooms, as well as through a network of independent retailers and e-commerce platforms.
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
We have aligned our sales force to target strategic areas of opportunity to include global accounts, healthcare, higher education, government and others. We have also placed sales representatives and technical specialists into certain dealerships to support programs such as Knoll Essentials, which is described below. Additionally, we have provided specification tools to our dealers and sellers that enable them to share with our clients real time visual simulations and renderings from our complete product offerings.
In addition to coordinating sales efforts with the sales representatives, our dealers generally handle project management, installation and maintenance for client accounts after the initial product selection and sale. Although many of these dealerships also carry products of other manufacturers, they have agreed not to act as dealers for our principal direct competitors. We have not experienced significant dealer turnover. Our dealers' substantial commitment to understanding our product lines, and their strong relationships with us, serve to discourage dealers from changing vendor affiliations. We are not significantly dependent on any one dealer, the largest of which accounted for approximately 6.4%, 6.5%, and 4.8%, of our total North American sales in 2020, 2019, and 2018, respectively.
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
Sales to U.S. and state and local government agencies, respectively, aggregated approximately 5.5% and 6.4%, respectively, of our consolidated sales in 2020. The U.S. government typically can terminate or modify any of its contracts with us either for its convenience or if we default by failing to perform under the terms of the applicable contract.
Our residential sales are sold through a global network of showrooms, e-commerce websites, retail stores and independent dealers. Our clients range from “to the trade” professionals, such as interior designers, to individual consumers. With the acquisition of Fully in August 2019, we significantly expanded our e-commerce presence. Certain of our Knoll and Muuto seating and accessory products are sold through fully.com as a compliment to the height-adjustable desk, storage, seating and other work-from-home and small business offerings from Fully. During 2020, we launched our "ready-to-ship" Knoll + Muuto Work from Home e-commerce portfolio at knoll.com, including work from home, living and dining furniture as well as lighting and accessories, bringing the trademark design, comfort and performance of both brands to consumers. We intend to continue to invest in the development of our digital platforms.
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

Manufacturing and Operations
Our global supply chain manufactures and assembles products to specific customer orders and operates all facilities under a philosophy of continuous improvement and lean manufacturing. Our Office and Lifestyle segments are supported by operational and administrative facilities in Canada, the United States and Europe. Our Office segment, with the exception of Fully, produces the majority of its saleable products in our manufacturing facilities based in the United States, Canada and Europe, with the remaining components and products being produced by third party contract manufacturers. The Lifestyle segment and Fully use various third parties to manufacture a large portion, or all, of its saleable products and components.
We continue to look for ways to ensure that our manufacturing capabilities match our supply chain strategy providing the most value for Knoll. The root of our continuous improvement efforts lies in the philosophy of lean manufacturing that drives operations. As part of this philosophy, we partner with suppliers who can facilitate efficient and often just-in-time deliveries, allowing us to manage our raw materials inventory. We also utilize “Kaizen” work groups in the plants to develop best practices to minimize scrap, time and material waste at all stages of the manufacturing process. The involvement of employees at all levels ensures an organizational commitment to lean and efficient manufacturing operations. These projects improve customer responsiveness, quality and significantly improve productivity.
In January 2020, we announced that we would consolidate our manufacturing footprint in North America, resulting in the closure of our Grand Rapids, Michigan manufacturing facility. We elected to undergo this restructuring in order to reduce our structural costs and better optimize our North American manufacturing footprint and supply chain. During 2020, substantially all manufacturing activities performed in our Grand Rapids, Michigan facility were migrated to our other North American facilities. See Note 15, Restructuring and Other Cost Reduction Initiatives, of Notes to the Consolidated Financial Statements for further information.
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
The purchasing function in North America is centralized at the East Greenville, Pennsylvania facility for Office, KnollStudio North America, and Textiles. This centralization, and the close relationships with our primary suppliers, has enhanced our ability to realize purchasing economies of scale and implement “just-in-time” inventory practices. Steel, lumber, paper, paint, plastics, laminates, particleboard, veneers, glass, fabrics, leathers, upholstery filling material, aluminum extrusions and castings are used in our manufacturing process. The purchasing function for Office and KnollStudio Europe is based in Italy; Muuto is based in Denmark; Holly Hunt is based in Illinois; Edelman is based in Connecticut; Fully is based in Oregon; Spinneybeck and DatesWeiser are based in New York.
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
Backlog
As of December 31, 2020 and 2019, the company's backlog of unfilled orders was $192.9 million and $249.6 million, respectively. We expect that substantially all the orders comprising the backlog at December 31, 2020, will be filled during the next fiscal year. Many orders received by the Company are reflected in the backlog for only a short period while other orders specify delayed shipments and are carried in our backlog for up to one year. Accordingly, the amount of the backlog at any particular time does not necessarily indicate the level of net sales for a particular succeeding period.

Competition
The markets in which we compete are highly competitive. In the commercial sector we compete on the basis of (i) product design, including performance, ergonomic and aesthetic features; (ii) product quality and durability; (iii) relationships with clients, architects and designers; (iv) strength of dealer and distributor network; (v) on-time delivery and service performance; (vi) commitment to environmental standards by offering products that help clients achieve LEED® (Leadership in Energy and Environmental Design) certified facilities and minimize environmental impact; and (vii) price. We estimate that our share of the North American workplace market in 2020 and 2019 was 7.8% and 7.8%, respectively.
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
Patents and Trademarks
We consider securing and protecting our intellectual property rights to be important to the business. We own approximately 62 active U.S. utility patents on various components used in our products and systems and approximately 192 active U.S. design patents. We also own approximately 416 patents and design rights in various foreign countries. The scope and duration of our patent protection varies throughout the world by jurisdiction and by individual product. In particular, patents for individual products extend for varying periods of time according to the date a patent application is filed, the date a patent is granted and the term of patent protection available in the jurisdiction granting the patent (generally 20 years from the date of filing in the U.S., for example). We believe that the duration of the applicable patents we are granted is adequate relative to the expected lives of our products. We own approximately 114 trademark registrations in the U.S., including registrations to the following trademarks, as well as related stylized depictions of the Knoll word mark: Knoll®, KnollExtra®, Knoll Luxe®, KnollStudio®, KnollTextiles®, Good Design Is Good Business®, Antenna®, Calibre®, Currents®, Dividends®, Edelman® Leather, Modern Always®, Pixel®, Reff®, Sapper XYZ®, Spinneybeck® Leather, Toboggan®, Generation by Knoll®, Regeneration by Knoll®, MultiGeneration by Knoll®, Remix®, Rockwell Unscripted®, HighLine®, HOLLY HUNT®, GREAT OUTDOORS A HOLLY HUNT COLLECTION®, VLADIMIR KAGAN®, MUUTO® and FULLY®.
We also own approximately 304 trademarks and copyrights registered in foreign countries. The scope and duration of our trademark protection varies throughout the world, with some countries protecting trademarks only as long as the mark is used, and others requiring registration of the mark and the payment of registration.
In October 2004, we received registered trademark protection in the United States for five iconic furniture designs by Ludwig Mies van der Rohe-the Barcelona Chair, the Barcelona Stool, the Barcelona Couch, the Barcelona Table and the Flat Bar Brno Chair. In 2019, we received similar registered trademark protection for the iconic Eero Saarinen design for the Womb Chair. This protection recognizes the renown of these designs and reflects our commitment to ensuring that when architects, furniture retailers, businesses and individuals purchase one of these Ludwig Mies van der Rohe or Eero Saarinen designs, they are acquiring the authentic product, manufactured in accordance with the designer's historic specifications. Barcelona® is a registered trademark in the U.S., Canada and European Community owned by Knoll, Inc. Womb® is registered trademark in the U.S. and Canada owned by Knoll, Inc.

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
Human Capital Management
We are a constellation of design-focused businesses with talented associates who are passionate about our products, brands and customers. We realize that, along with our brands and products, our people are our most important assets. Accordingly, we are focused on attracting and retaining the most talented group of associates to help deliver our strategy and create value for our stakeholders.
Diversity and Inclusion
At Knoll, our differences contribute to our success. We are committed to diversity, equity and inclusion and creating opportunities for people who come from diverse cultural and ethnic backgrounds, gender identities, people with disabilities, and building on our leadership in LGBTQ+ equality. We believe that embracing diverse perspectives contributes to an inclusive workplace and strengthens the communities where we live and work. Knoll supports a continuous dialogue that promotes teamwork and differences.
We continue to build diversity, equity, and inclusion into our culture by focusing on:
•An ongoing commitment to educate ourselves and build a cultural competency
•Recruiting, retaining, and promoting diverse talent with action plans to drive better results in this area
•Accountability to establish appropriate metrics to hold ourselves accountable to our objectives
We made significant progress in our initiatives in 2020. We created and launched our Knoll, Inc. Diversity & Inclusion Council; an Employee Resource Group sponsored by our Chairman and Chief Executive Officer, President and COO Knoll Workplace and our SVP Human Resources. This Council of 15 members represents locations, functions and business segments across the organization and has identified initiatives in each of the 3 areas listed above. We are particularly proud of our establishment of the Knoll Diversity Advancement Design Scholarship for Black Students to support diversity advancements in our industry. We look forward to the first group of 5 scholarships being awarded this spring. Our Chairman and CEO also joined more than 1,300 CEOs who have pledged to take action to advance diversity and inclusion in the workplace through the CEO Action for Diversity and InclusionTM Pledge. Our work with Habitat for Humanity got under way this year as well which we believe aligns to our organizational values in many ways and notably supports making progress towards diversity equity and inclusion in our communities. This commitment to Habitat is one that supports giving by offering our consumers an ability to donate during the checkout process where their contribution is then matched dollar for dollar up to an annual commitment of $100,000. We have also committed to support four home builds in our communities per year both financially and through the help of our company volunteers.

Talent Development
We are committed to providing the development opportunities associates need to ensure Knoll has the talent to move forward. Our company-wide mentor program is available to all associates who wish to grow in their careers and build their internal networks. Regular talent and critical position reviews highlight associates to target for leadership development as we seek to build our internal talent pipeline. Our Knoll Leadership Program runs every other year for a new group of high potentials. Additionally, we provide a broader group of leaders with opportunities to grow through experiential learning as well as management fundamentals classes. All leadership development is rooted in the competencies and values laid out in our Leadership Success Profile. Learning resources and asynchronous options are available through our company intranet to further support development and create development opportunities for all associates.
Compensation
Our policy is to competitively compensate all employees for their contributions to Knoll, Inc. and to appropriately reward and motivate employees to deliver our business goals. We do this, in part, by closely monitoring and benchmarking compensation matters and working to ensure that our programs provide our associates with the right features to provide for their families and prepare for retirement. We provide competitive health and welfare benefits and retirement savings plans (401k), with matching employer contributions and profit sharing features. Retention of our talent is exceedingly important and drives how we design our programs. We closely monitor turnover statistics annually. Our voluntary turnover inclusive of retirements only averages 8%.
Health and Safety
Knoll’s health and safety programs are designed using the ISO 45001 global standards to address associate engagement, risk reduction, and measurable continuous improvement. Our programs strive to comply with all federal, state, provincial and local safety regulations, codes and standards. Knoll requires each of its locations to perform regular safety compliance audits to ensure proper safety policies, program procedures, industrial hygiene and training are in place. In addition, Knoll utilizes leading indicators to assess the health and safety performance of its operations, including near miss reporting, risk reduction, and behavior-based safety observations. Knoll recognizes that improvement of these leading indicators has led to a drastic reduction in workplace injury and severity. Lagging indicators include the OSHA Total Recordable Case Incident Rate ("TCIR") and the Day Away Case Rate ("DACR") based upon the number of incidents per 100 employees (or per 200,000 work hours). In 2020, Knoll Office had a TCIR of 0.65, a DACR of 0.05; a decrease of 26% and 83% from 2019, respectively. Our East Greenville, PA site is recognized by the U.S. Occupational Safety & Health Administration’s Voluntary Protection Program (VPP) for its low injury rates, employee engagement and training programs. We are proud of this recognition, as out of approximately 8 million workplaces in the U.S., only approximately 1,300 have earned VPP Star recognition.
COVID-19 Pandemic Response
In addition to our standard health and safety programs, this year we quickly responded to support our associates and to keep them safe and healthy during the COVID-19 pandemic. We took the following actions:
•We made COVID safety our first priority. Contact tracing, temperature checks, mask requirements, social distancing, signage and accommodations at each site per state and or local ordinances were implemented to ensure the safest work sites possible. We have managed through this time with very minimal positive cases and we've been overly cautious in our actions to limit exposure in the workplace.
•We supported flexibility in every way possible. We encouraged flexible schedules, shift changes as needed and a positive work-life balance. We have pivoted to meet the changing needs of our associates and our businesses.
•We provided resources. We have provided a constant stream of health, safety and wellness resources and reminders to our associates to help them manage the changes of our current “normal”. We encouraged open dialogue between associates and their Managers to assist people with solutions for their unique challenges. We coordinated commuter stipends for urban commuters and helped to create and communicate work from home furniture offerings at a generous discount to support our remote workforce.
•We escalated our communications processes. We updated associates frequently and consistently. Email, a new company Intranet, flyers, video monitor communications in the plants, a new online collaborative network group to support working parents, and company-wide town hall meetings have been used to keep associates up to date.
•We paid our associate bonus program four months early and our associates working in the plants received an additional amount specifically to thank them for their dedication during this challenging time.

Employee Data
As of December 31, 2020, we employed a total of 3,082 people, consisting of 1,588 hourly and 1,494 salaried employees. Certain employees in our Italian facilities are represented by unions.
Available Information
Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are made available free of charge through the “Investor Relations” section of our website at www.knoll.com, as soon as practicable after such material is electronically filed with or furnished to the U.S. Securities and Exchange Commission.

ITEM 1A.  RISK FACTORS
RISK FACTORS
Risks Related to our Business
The COVID-19 pandemic has adversely affected and is expected to continue to pose risks to our business, results of operations, financial condition and cash flows, and other epidemics or outbreaks of infectious diseases may have a similar impact on us, as well as our customers and suppliers.
We face risks related to outbreaks of infectious diseases, including the ongoing COVID-19 pandemic. COVID-19 spread across the globe during 2020 and continues to impact economic activity worldwide. The COVID-19 pandemic and measures implemented to prevent its spread or address its effects have caused disruption and volatility in the global capital markets, and have resulted in a global slowdown in economic activity. In response to COVID-19, national and local governments around the world have instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. Although our production facilities have remained substantially operational, these measures have resulted in attenuating activity, including required temporary closures of certain of our facilities and the closure of many showrooms and our retail locations. The duration of these measures is unknown, may be extended and additional measures may be imposed.
Our clients and potential clients have also been significantly impacted by the COVID-19 pandemic. A significant portion of the overall global workforce is working remotely. COVID-19 continues to cause delays in the ability for companies to bring people back to the office and, when people are able to return, the office will likely be different from the offices that existed prior to the pandemic. This massive and sudden shift to remote work has had a significant impact on our office business and the contract office furniture industry as a whole. The duration, permanency and overall magnitude of these impacts are still unknown.
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
•Actions from government mandates to corporate decisions that impact the ability of or decision to occupy offices could have the effect of dampening demand for our office/workplace products.
•Economic uncertainty as a result of COVID-19 and other similar outbreaks could make it difficult for our dealers, customers, suppliers and the Company to accurately forecast and plan future business activities.
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
To the extent the COVID-19 pandemic or other similar outbreaks adversely affects our business, results of operations, financial condition and cash flows, it may also heighten many of the other risks described in this section. The ultimate impact of COVID-19 on our business, results of operations, financial condition and cash flows is dependent on future developments, including the severity and duration of the pandemic and the related impact on the global economy, which are uncertain and cannot be predicted at this time.
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
We rely on a network of independent dealers for the joint marketing of our products to small and mid-sized accounts, and to assist us in the marketing of our products to large accounts, particularly in the Office segment. We also rely upon these dealers to provide a variety of important specification, installation and after-market services to our clients. Our dealers operate, generally, under short-term, non-exclusive agreements. There is nothing to prevent our dealers from terminating their relationships with us at the end of contract terms. In addition, individual dealers may not continue to be viable and profitable and may suffer from the lack of available credit. While we are not significantly dependent on any single dealer, our largest dealer accounted for 6.4% of our North American sales in 2020; if dealers go out of business or are restructured, we may suffer losses as they may not be able to pay us for products previously delivered to them. The loss of a dealer relationship could also negatively affect our ability to maintain market share in the affected geographic market and to compete for and service clients in that market until a new dealer relationship is established. Establishing a viable dealer in a market can take a significant amount of time and resources. The loss or termination of a significant dealer or a significant number of dealer relationships could cause significant difficulties for us in marketing and distributing our products, resulting in a decline in our sales.
Currently, one of our largest clients is the U.S. government, a relationship that is subject to uncertain future funding levels and federal procurement laws and requires restrictive contract terms; any of these factors could curtail current or future business.
For the year ended December 31, 2020, we derived approximately 5.5% and 6.4% of our revenue from sales to U.S. and state and local government agencies, respectively. Our ability to compete successfully for and retain business with the U.S. government is highly dependent on cost-effective performance and compliance with complex procurement laws. Historically, federal procurement laws required government agencies to purchase furniture products from Federal Prison Industries, Incorporated. If these or similar laws were re-instituted, it would make it more difficult for us to sell our furniture to agencies and departments of the U.S. government.
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
We rely upon information technology networks and systems to process, transmit and store electronic information, and to manage numerous aspects of our business and provide information to management. We also receive certain customer-specific data, including credit card information, in connection with orders placed through our various businesses, including our e-commerce websites and our retail stores. The secure operation of these information technology systems, and the processing and maintenance of this information, is critical to our business operations and strategy. These systems are vulnerable to, among other things, damage and interruption from power loss or natural disasters, computer system and network failures, loss of telecommunications services, physical and electronic loss of data, security breaches, hackers and employee misuse. We have, and may in the future, face unauthorized attempts by hackers seeking to harm us or, as a result of industrial espionage, to penetrate our network security and gain access to our systems, steal intellectual or other proprietary data, including design, sales or personally identifiable information, introduce malicious software or interrupt our internal systems, manufacturing or distribution. Though we attempt to prevent and detect these incidents, we may not be successful. Any disruption of our information technology systems, or access to or disclosure of information stored in or transmitted by our systems, could result in legal claims and damages, loss of intellectual property or other proprietary information (including customer data), disrupt operations, result in competitive disadvantage and damage our reputation, which could adversely affect our business and results of operations.
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
As of December 31, 2020, we had total consolidated outstanding debt of approximately $318.3 million under our credit facility, inclusive of outstanding letters of credit of $5.1 million. If we were to borrow the maximum available to us under our Credit Facility, as constrained by the applicable leverage ratio covenant, we would have total consolidated outstanding debt of approximately $469.5 million.
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

Our credit agreement prevents us and our subsidiaries from incurring any additional indebtedness other than (i) borrowings under our existing credit facility; (ii) certain types of indebtedness that may be incurred subject to aggregate dollar limitations identified in the credit facility, including, without limitation, purchase money indebtedness and capital lease obligations, indebtedness incurred in connection with a permitted acquisition, and loans obtained through an expansion of the facility, all of which cannot exceed $250.0 million at any time, and (iii) other types of indebtedness that are not limited to specific dollar limitations, such as indebtedness incurred in the ordinary course of business and unsecured, subordinated indebtedness. The aggregate amount of indebtedness that we may incur pursuant to these exceptions is further limited by the financial covenants in our credit facility and, therefore, will depend on our future results of operations and cannot be determined at this time. As a result of the financial covenants, our capacity under our credit facility could be reduced if our trailing consolidated EBITDA (as defined by our credit agreement) declines due to deteriorating market conditions or poor performance. Furthermore, although we may incur unlimited amounts of certain types of indebtedness, subject to compliance with these financial covenants, the amount of indebtedness that we may be able to incur will depend on the terms on which such types of debt financing are available to us, if available at all.
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
The credit agreement is described in more detail in "Liquidity and Capital Resources" included in Item 7 and in Note 13, Indebtedness, to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K, included elsewhere herein.
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
In the future, any foreign currency appreciation relative to the U.S. dollar would increase our expenses that are denominated in that currency. Additionally, as we report currency in the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the Canadian dollar, the Euro, and the Danish Krone. Approximately 25.6% of our revenues in 2020 and 30.3% of our cost of goods sold in 2020 were denominated in currencies other than the U.S. dollar. From time to time, we review our foreign currency exposure and evaluate whether we should hedge our exposure.
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
•Unforeseen difficulties, costs or complications in integrating the companies' operations, which could lead to us not achieving the synergies we anticipate;
•Unanticipated incompatibility of systems and operating methods;
•Resolving possible inconsistencies in standards, controls, procedures and policies, business cultures and compensation structures;
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
Provisions in our amended and restated certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable. For example, our amended and restated certificate of incorporation authorizes our board of directors to issue up to 10,000,000 shares of “blank check” preferred stock. We issued 164,000 shares of Series A Preferred Stock under this authority in July 2020. Without stockholder approval, the board of directors has the authority to attach special rights, including voting and dividend rights, to this preferred stock. With these rights, preferred stockholders could make it more difficult for a third party to acquire us. In addition, our amended and restated certificate of incorporation provides for a staggered board of directors, whereby directors serve for three-year terms, with approximately one-third of the directors coming up for reelection each year. Having a staggered board will make it more difficult for a third party to obtain control of our board of directors through a proxy contest, which may be a necessary step in an acquisition of us that is not favored by our board of directors.
We are also subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. Under these provisions, if anyone becomes an “interested stockholder,” we may not enter into a “business combination” with that person for three years without special approval, which could discourage a third party from making a takeover offer and could delay or prevent a change of control. For purposes of Section 203, “interested stockholder” means, generally, someone owning 15% or more of our outstanding voting stock or an affiliate of ours that owned 15% or more of our outstanding voting stock during the past three years, subject to certain exceptions as described in Section 203, including pre-approval by our board of directors. Our recent sale of 164,000 shares of Series A Preferred Stock to Furniture Investments S.à.r.l., which is majority owned by Investindustrial VII LP, was pre-approved by our board of directors under Section 203. Upon any change in control, the lenders under our credit facility would have the right to require us to repay all of our outstanding obligations under the facility.
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
There has been significant volatility in the market price and trading volume of equity securities, which may be unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations may negatively affect the market price of our common stock. You may not be able to resell your shares at or above the price at which you purchased them due to fluctuations in the market price of our common stock caused by changes in our operating performance or prospects and other factors. Some specific factors that may have a significant effect on our common stock market price include:
•actual or anticipated fluctuations in our operating results or future prospects, including actual or perceived fluctuations in the demand for our products;
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
•conditions of our industry as a result of changes in financial markets or general economic conditions, including those resulting from war, incidents of terrorism and responses to such events;
•global pandemics like the COVID-19 pandemic;
•trading volumes in Knoll common stock;
•sales of common stock by us or members of our management team; and
•changes in stock market analyst recommendations or earnings estimates regarding our common stock, other comparable companies or our industry generally.
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
Issuance of our common stock in connection with the conversion of our outstanding convertible preferred stock (which ranks senior to our common stock) would cause substantial dilution that may not be reflected in the trading price of our common stock
In June 2020, we sold 164,000 shares of Series A Preferred Stock to Furniture Investments S.à r.l., which is majority owned by Investindustrial VII LP. The Series A Preferred Stock is convertible at any time into shares of our common stock at an initial conversion price of $16.75 per share, subject to certain anti-dilution adjustments. At any time after July 21, 2022, we may elect to convert all or a portion of the Series A Preferred Stock into our common stock if the volume weighted average price of our shares of common stock exceeds $29.3125 (subject to certain adjustments) for at least 20 trading days in any period of 30 consecutive trading days. Further, holders of Series A Preferred Stock are entitled to a cumulative dividend at a rate of 4.5% per annum, which is paid quarterly in arrears, and we may elect, in our sole discretion, to pay dividends on the Series A Preferred Stock in cash or as a dividend in-kind (additional shares of Series A Preferred Stock having value equal to the amount of accrued dividends) until June 30, 2022, after which we must pay the dividends in cash. As a result, upon a conversion of the Series A Preferred Stock, large amounts of our common stock would be issued, which would cause substantial dilution to holders of our common stock that may not be reflected in the trading price of our common stock. The Series A Preferred Stock ranks senior to our common stock with respect to dividend rights and rights on the distribution of our assets upon any liquidation, dissolution or winding up of our affairs.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None

Table of Contents
ITEM 2.    PROPERTIES
We operate over 4.2 million square feet of facilities, including manufacturing plants, warehouses and sales offices. Of these facilities, we own approximately 1.9 million square feet and lease approximately 2.3 million square feet. The location, square footage, and use of the facilities as of December 31, 2020 are shown below.

Owned Locations	Square Footage (in thousands)	Use	Reportable Segment
East Greenville, Pennsylvania	735	Corporate Headquarters, Manufacturing, Warehouses, and Administration	Office and Lifestyle
Toronto, Canada	386	Manufacturing, Distribution, Warehouses, and Administration	Office
Muskegon, Michigan	367	Manufacturing and Administration	Office
Foligno, Italy	259	Manufacturing, Distribution, Warehouses, and Administration	Office and Lifestyle
Graffignana, Italy	108	Manufacturing, Distribution, Warehouses, and Administration	Office
Paris, France	7	Sales Offices	Office and Lifestyle

Leased Locations	Square Footage (in thousands)	Use	Reportable Segment
Miscellaneous Showrooms	556	Sales Offices	Office and Lifestyle
Allentown, Pennsylvania	290	Warehouse, Distribution	Office and Lifestyle
Ringsted, Denmark	274	Warehouse, Distribution (Muuto, Inc.)	Lifestyle
LeGrange Highlands, Illinois	210	Warehouse, Distribution (Holly Hunt Enterprises)	Lifestyle
Portland & Gresham, Oregon	192	Warehouse, Distribution and Administration (Fully)	Office
Kentwood, Michigan	158	Mixing Center, Distribution	Office
Buffalo, New York	128	Manufacturing and Administration (DatesWeiser)	Office
Quakertown, Pennsylvania	114	Warehouse, Distribution	Lifestyle
Toronto, Canada	102	Manufacturing, Warehouses, Distribution and Administration	Office
Rossville, Maryland	64	Warehouse, Distribution (Fully)	Office
New Milford, Connecticut	55	Manufacturing and Administration (Edelman Leather)	Lifestyle
New York, New York	47	Administration	Knoll, Inc.
Getzville, New York	45	Manufacturing and Administration (Spinneybeck)	Office and Lifestyle
Dallas, Texas	30	Warehouse, Distribution (Holly Hunt Enterprises)	Lifestyle
Chicago, Illinois	26	Administration (Holly Hunt Enterprises)	Lifestyle
Copenhagen, Denmark	17	Administration (Muuto, Inc.)	Lifestyle
Clifton, New Jersey	13	Warehouse, Distribution (Holly Hunt Enterprises)	Lifestyle
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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock has been listed on the New York Stock Exchange (“NYSE”) since December 14, 2004, the date of our initial public offering, under the symbol “KNL.” As of December 31, 2020, there were approximately 353 stockholders of record of our common stock.
Performance Graph
The following line graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the Standard & Poor's 500 Stock Index and with the cumulative total return of a peer group of companies selected by us for the period commencing on December 31, 2016 and ending on December 31, 2020. Our share price at the beginning of the measurement period is $18.80 per share. The graph and table assume that $100 was invested on December 31, 2016 in each of our common stock, the stock of our peer group, and the S&P 500 Index, and that all dividends were reinvested. Our peer group is made up of five publicly-held companies, Herman Miller, Inc., Steelcase, Inc., HNI Corp, Kimball International Inc., and Interface Inc.. The stock performance on the graph below does not necessarily indicate future price performance.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
$250
$200
$150
$100
$50
12/15
12/16
12/17
12/18
12/19
12/20
Knoll, Inc.
S&P 500
Peer Group

	12/16	12/17	12/18	12/19	12/20
Knoll, Inc.	215.52	183.01	134.76	212.47	126.18
S&P 500	128.93	159.40	171.11	166.81	173.97
Peer Group	199.28	195.98	152.45	237.02	203.66
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

Issuer Purchases of Equity Securities
The following is a summary of share repurchase activity during the three months ended December 31, 2020.
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
During the three months ended December 31, 2020, the Company repurchased 21,419 shares of its common stock, all of which represent repurchase of shares in exchange for the Company's settlement of employee payroll tax obligations related to equity award settlements, as summarized in the table below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
October 1, 2020 - October 31, 2020	19,427	$13.03	—	$32,352,413
November 1, 2020 - November 30, 2020	—	$—	—	$32,352,413
December 1, 2020 - December 31, 2020	1,992	$14.71	—	$32,352,413
Total	21,419		—
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
Forward-looking Statements
This annual report on Form 10-K contains forward-looking statements, principally in the sections entitled “Business,” “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk.” Statements and financial discussion and analysis contained in this Form 10-K that are not historical facts are forward-looking statements. These statements discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to us, based on our current beliefs as well as assumptions made by us and information currently available to us. Forward-looking statements generally will be accompanied by words such as "anticipate," "if," "believe," "plan,", "goals," "estimate," "expect," "forecast," "intend," "may," "could," "should," "will," and other similar expressions. This includes, without limitation, our statements and expectations regarding any current or future recovery in our industry, our plans for reduced capital and operating expenditures and enhanced liquidity measures, our integration of acquired businesses, our supply chain and manufacturing footprint optimization plans, our expectations with respect to the impact of the COVID-19 pandemic and changes in the way companies implement "return to work", "work from home" and remote work strategies, and our expectations with respect to the payment of future dividends and leverage. Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation: the risks described in Item 1A and in Item 7A of this annual report on Form 10-K; the ultimate duration and severity of the COVID-19 pandemic, changes in the financial stability of our clients or the overall economic environment, resulting in decreased corporate spending and service sector employment; changes in relationships with clients; the mix of products sold and of clients purchasing our products; the success of new technology initiatives; changes in business strategies and decisions; competition from our competitors; our ability to recruit and retain an experienced management team; changes in raw material prices and availability; restrictions on government spending resulting in fewer sales to the U.S. government, one of our largest customers; our debt restrictions on spending; our ability to protect our patents, copyrights and trademarks; our reliance on furniture dealers to produce sales; lawsuits arising from patents, copyrights and trademark infringements; violations of environmental laws and regulations; potential labor disruptions; adequacy of our insurance policies; the availability of future capital and the cost of borrowing; the overall strength and stability of our dealers, suppliers, and customers; access to necessary capital; our ability to successfully integrate acquired businesses; the success of our design and implementation of a new enterprise resource planning system; and currency rate fluctuations. The factors identified above are believed to be important factors but not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any forward-looking statement. Unpredictable or unknown factors could also have material adverse effects on us. All forward-looking statements included in this Form 10-K are expressly qualified in their entirety by the foregoing cautionary statements. Except as required under the Federal securities laws and the rules and regulations of the SEC, we undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.
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
During 2020, we experienced a significant decline in our commercial sales volume as a result of a large portion of the North American and European workforce shifting from working in offices to remote working environments. Our commercial clients have delayed or postponed orders, and new order generation was significantly lower than pre-pandemic levels during 2020. In addition, we have experienced the temporary closures of certain facilities. At many of our facilities, we have been experiencing reduced productivity and increased employee absences. As a result of the COVID-19 pandemic and the measures taken to prevent the spread of the disease or to address its effect, a significant number of our employees are working from home, and we have altered our manufacturing operations to allow for appropriate social distancing, hygiene, cleaning, and disinfecting. In our supply chain, we have experienced isolated instances of suppliers temporarily closing their operations, delaying order fulfillment or limiting their production, and we are utilizing alternative supply arrangements as needed.
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
•we identified five showrooms that we plan to close in cities with a strong independent dealer presence;
•we reduced our quarterly dividend from $0.17 per share in the first quarter of 2020 to $0.04 per share for the second quarter of 2020 and $0.06 per share for the third and fourth quarters of 2020, and
•we entered into an agreement to issue 4.5% cumulative, convertible preferred stock which closed on July 21, 2020, the proceeds from which were used primarily to reduce debt and thereby increasing our liquidity and reducing our net debt leverage.
We believe that we will emerge from these events well positioned for long-term growth, though we cannot reasonably estimate the duration and severity of this global pandemic or its ultimate impact on the global economy and our business and results. Given our financial strength, we expect to be able to maintain adequate liquidity as we manage through the current environment. We will continue to actively monitor the potential impacts of COVID-19 and related events on our industry, the financial markets and the overall economy. In response to the current market environment, we will continue to expand our e-commerce presence, increasing the accessibility of our products to consumers and will continue to expand our work from home offerings.
Business Highlights
During the last decade we have diversified our sources of revenue among our varying operating segments. Over the last three years, our efforts to diversify have included the acquisition of Fully in August 2019, a Portland, Oregon based e-commerce company servicing the small business and consumer home office market, the acquisition of Muuto in January 2018, a Danish-based global commercial furniture design and distribution company, and multiple organic product development and design projects that have enhanced our portfolio and client offerings. We expect to continue to develop our acquired businesses and expand organically, be acquisitive on an opportunistic basis, continue our efforts to improve profitability and continue our efforts to build our digital presence. We believe we are well positioned to continue to build on these initiatives and to benefit from future workstyles that will include a greater mix of work from home options and the need for new layouts to facilitate social distancing requirements in the workplaces. The greater mix of work from home has led to a shift in the mix of our revenue to residential end customers, which now represents approximately one-third of our total revenue, up from one-fifth in the prior year period.

Our efforts to diversify our sources of revenue among our operating segments has not detracted from our continued focus on improving the operating performance of our Office segment. We announced a restructuring plan in January 2020 involving a reduction of our fixed cost footprint that will occur over the next two years and will yield significant savings on an annualized basis as we near the end of 2021. A significant component of the plan involved the closure and sale of our Grand Rapids, Michigan facility, which was completed at the end of the second quarter of 2020. Additionally, we executed further reductions in force of approximately 20% of our global workforce. The lean initiatives that were executed over the past several years, as well as the cost cutting initiatives described above, have helped to temper the margin impacts from reduced sales volume because of the current economic environment.
We are looking beyond the traditional office product categories of systems, task seating and storage, to furniture that supports activity areas and the in-between spaces where people meet. Additionally, we believe that our success in traditional office products gives us an advantage throughout the workplace. The commercial market has decreased with people working remotely, and we expect that trend to continue into 2021. While we are unsure how long the decline will last, we believe the decline will extend into 2021. Over the long term, the office will remain an indispensable part of the workplace ecosystem and we anticipate an increase in demand when businesses do return to the office. However, the business landscape will be a dynamic that includes a more permanent work from home component in an overall environment that continues to elevate the importance of a well-designed home.
Even prior to the COVID-19 pandemic, we began to develop our digital offerings to address the changing landscape of how individual consumers and small businesses solve the productivity and ergonomic needs of the home and small office. The acquisition of Fully continues to broaden our outreach to consumer and small business end markets through a digitally native e-commerce platform. Since the pandemic began in March 2020 in the US, we have experienced significant growth in the work-from-home market. To take advantage of the growing work-from-home market, we launched “Knoll + Muuto Work from Home” furniture, lighting and accessories through our existing knoll.com website in July 2020, which responds to the need for good design in today’s work from home lifestyle. Consumers can now shop online for work from home products that bring the trademark design, comfort and performance of the Knoll and Muuto brands to their doorsteps. We aim to increase profitability with these product initiatives, operational improvements we have discussed, and investments in our physical and technological infrastructure.
We can leverage the breadth of our product portfolio across our multidimensional distribution channels where it is rational, taking advantage of whichever market opportunity may be the healthiest and most fruitful. Whether online, in our own New York and Los Angeles retail shops, at to-the-trade showrooms in high end design centers or through more traditional residential retailers and contract furniture dealers and showrooms, our distribution strategy offers customers the flexibility to access our product solutions easily on their own terms. As a result, we have been able to take advantage of the rapid shift to work from home while simultaneously benefiting from the investments consumers are making in their residences, as furnishings become a larger percentage of consumer discretionary spending.
We expect the work from home market and e-commerce channels to continue to grow significantly over the next year, and we are leveraging our physical and growing digital capabilities to drive growth in our residential businesses. In September 2020, we launched the most significant overhaul of our hollyhunt.com web presence and online capability since we acquired the business in 2014. The site extends our singular showroom platform and curated multi-brand collection into the digital space which offers clients and specifiers unprecedented ease of doing business and can grow in ways that we believe could bring real innovation into a traditionally staid to-the-trade market.
Similarly, we have introduced digital technologies in our Knoll shops in New York and Los Angeles, locations that are not only driving local growth but also are helping us work remotely with designers and clients in other geographies. It is critical that we continue to leverage these bricks and mortar selling investments on a broader scale. In tandem with our growing success digitally and our relationships with residential dealers and electronic retailers in Europe and Asia, we are also focusing on expanding the breadth of our Muuto and KnollStudio residential offerings into under-penetrated home categories with meaningful growth potential. Our e-commerce sales represent over 10% of our total sales in the fourth quarter of 2020, up from 3% for the same period a year ago due to our organic investments in Knoll+Muuto and the Fully acquisition.
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
Results of Operations
Comparison of Consolidated Results for the Years Ended December 31, 2020 and December 31, 2019

	Year Ended December 31,		2020 vs. 2019
	2020	2019	$ Change	% Change
	(Dollar in millions)
Net Sales	$1,236.4	$1,428.1	$(191.7)	(13.4)%
Gross profit	442.7	549.0	(106.3)	(19.4)%
Selling, general, and administrative expenses	375.4	411.9	(36.5)	(8.9)%
Restructuring charges	25.9	0.8	25.1	3,023.9%
Loss on fair value measurements	13.8	6.5	7.3	111.8%
Operating profit	27.6	129.8	(102.2)	(78.7)%
Pension settlement charges	4.8	21.0	(16.2)	(77.1)%
Interest expense, net	17.4	21.7	(4.3)	(20.2)%
Other expense (income), net	(1.5)	(3.8)	2.3	(61.6)%
Income tax expense (benefit)	(0.8)	23.4	(24.2)	(103.0)%
Net earnings	7.7	67.5	(59.8)	(88.7)%
Net earnings attributable to Knoll, Inc. stockholders	4.4	67.5	(63.1)	(93.5)%
Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$0.09	$1.38	$(1.29)	(93.5)%
Diluted	$0.09	$1.36	$(1.27)	(93.4)%
Statistical Data
Gross profit %	35.8%	38.4%
Operating profit %	2.2%	9.1%
Net Sales
Net sales for the year ended December 31, 2020 were $1,236.4 million, a decrease of $191.7 million, or 13.4%, from sales of $1,428.1 million for the year ended December 31, 2019. Net sales for the Company decreased primarily due to a significant decline in volume related to the impacts on market demand from the COVID-19 pandemic, partially offset by the full year inclusion of Fully’s work-from-home e-commerce revenue, which was acquired in August 2019, as well as higher e-commerce and residential demand.
Gross Profit
Gross profit for 2020 was $442.7 million, a decrease of $106.3 million, or 19.4%, from gross profit of $549.0 million in 2019. During the year ended 2020, gross margin decreased to 35.8% from 38.4% in the year ended 2019. The decrease in gross margin was due primarily to unfavorable fixed cost leverage from decreased volume absorption, partially offset by positive net price realization.
Operating Profit
Operating profit for 2020 was $27.6 million, a decrease of $102.2 million, or 78.7%, from operating profit of $129.8 million for 2019. Operating profit as a percentage of sales decreased from 9.1% in 2019 to 2.2% in 2020.

Operating expenses were $415.1 million for the year ended 2020, or 33.6% of net sales, compared to $419.2 million, or 29.4% of net sales, for the year ended 2019. The decrease in operating expenses was related primarily to a reduction of Selling, general and administrative expenses due to reduced employment costs including workforce reduction actions, lower volume-based compensation, and lower benefit costs, combined with reduced discretionary spending partially offset by the inclusion of Fully, restructuring charges associated with the Company’s closure of its Grand Rapids, Michigan manufacturing plant and consolidation of operations into its remaining North American manufacturing plants. Operating expenses also included a $12.4 million contingent consideration remeasurement charge related to Fully and a $1.4 million of intangible asset impairment in 2020, and $6.5 million of intangible asset impairment in 2019.
Pension Settlement Charge
In 2020, the Company incurred $4.8 million of pension settlement charges that resulted from cash payments of lump-sum elections. In 2019, the Company incurred of $21 million of pension settlement charges that primarily resulted from the purchase of annuities and lump-sum payouts in connection with the termination of the Company's pension plan for union employees. In addition, the Company incurred settlement charges resulting from cash payments of lump-sum elections related to the Company's pension plan for non-union employees.
Interest Expense
Interest expense for 2020 was $17.4 million, a decrease of $4.3 million from $21.7 million for 2019. The decrease in interest expense was due primarily to lower average debt balances during 2020. During 2020 and 2019, the Company's weighted average interest rates were approximately 3.4% and 3.9%, respectively.
Other Income, net
Other income in 2020 was $1.5 million compared to $3.8 million in 2019. Other income decreased in 2020 primarily due to a reduction of pension income.
Income Tax Expense (Benefit)
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
The Company recognized an income tax benefit for the year ended December 31, 2020 at an effective rate of 10.7%, compared to income tax expense at an effective rate of 25.8% for 2019. The change in the effective rate at which a tax benefit or expense was recognized for 2020 and 2019, was primarily driven by the period over period decrease in pretax book income and the impact of the CARES Act (specifically, the rate differential on the carryback of NOLs to years where the U.S. federal income tax rate was 35.0%, compared to the current rate of 21.0%). Additional factors impacting the change in rates include vesting of equity awards, discrete significant restructuring costs, and changes in the relative taxable income in the countries and states in which the Company operates.

Comparison of Consolidated Results for the Years Ended December 31, 2019 and December 31, 2018

	Year Ended December 31,		2019 vs. 2018
	2019	2018	$ Change	% Change
	(Dollar in millions)
Sales	$1,428.1	$1,302.3	$125.8	9.7%
Gross profit	549.0	481.5	67.5	14.0%
Selling, general, and administrative expenses	411.9	363.7	48.2	13.3%
Restructuring charges	0.8	2.6	(1.8)	(68.3)%
Intangible asset impairment charge	6.5	—	6.5	100.0%
Operating profit	129.8	115.2	14.6	12.6%
Pension settlement charge	21.0	5.7	15.3	265.8%
Interest expense	21.7	20.9	0.8	4.0%
Other income, net	(3.8)	(9.6)	5.8	(60.0)%
Income tax expense	23.4	24.9	(1.5)	(5.9)%
Net earnings	67.5	73.3	(5.8)	(8.0)%
Net earnings attributable to Knoll, Inc. stockholders	67.5	73.3	(5.8)	(8.0)%
Net earnings per common share attributable to Knoll, Inc. stockholders:
Basic	$1.38	$1.51	$(0.13)	(8.6)%
Diluted	$1.36	$1.49	$(0.13)	(8.7)%
Statistical Data
Gross profit %	38.4%	37.0%
Operating profit %	9.1%	8.8%
A discussion of our financial performance for the year ended December 31, 2019 compared to the year ended December 31, 2018 can be found under the same captions in Item 7 of the Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 21, 2020.
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
See Item 1 Business contained in this annual report on Form 10-K for further information regarding the business segments.
The comparisons of segment results found below present our segment information with Corporate costs excluded from operating segment results.

Comparison of Segment Results for the Years Ended December 31, 2020 and December 31, 2019

	Year Ended December 31,		2020 vs. 2019
	2020	2019	$ Change	% Change
	(Dollar in millions)
SALES
Office	$775.7	$873.8	$(98.1)	(11.2)%
Lifestyle	460.7	554.3	(93.6)	(16.9)%
Corporate	—	—	—	—%
Knoll, Inc.	$1,236.4	$1,428.1	$(191.7)	(13.4)%
OPERATING PROFIT (1)
Office	$8.4	$64.2	$(55.8)	(86.9)%
Lifestyle	56.9	90.2	(33.3)	(36.9)%
Corporate	(37.7)	(24.6)	(13.1)	12.3%
Knoll, Inc.	$27.6	$129.8	$(102.2)	(78.7)%
(1) The Company does not allocate interest expense or other (income) expense, net to the reportable segments.
Office
Net sales for the Office segment in 2020 were $775.7 million, a decrease of $98.1 million, or 11.2%, when compared with 2019. The decrease was driven primarily by a significant decline in volume related to the impacts on the market demand from COVID-19, partially offset by the inclusion of a full year of Fully’s work-from-home e-commerce revenue. Fully was acquired in August 2019. Operating profit for the Office segment in 2020 was $8.4 million, a decrease of $55.8 million, or 86.9%, when compared with 2019. The decrease was due primarily to lower sales from reduced volume, restructuring charges related to our previously announced plans to close our Grand Rapids, Michigan manufacturing plant and consolidate operations within our remaining North American manufacturing plants, and unfavorable fixed cost leverage in our manufacturing facilities from decreased volume absorption. These costs were partially offset by reduced operating expenses primarily related to lower volume-based compensation, employee-related costs from headcount reduction actions and discretionary spending.
Lifestyle
Net sales for the Lifestyle segment in 2020 were $460.7 million, a decrease of $93.6 million, or 16.9%, when compared with 2019. This decrease was due to the government-mandated closures of showroom and retail locations during the second quarter of 2020, as well as decreased volume resulting from the impacts on the market from COVID-19, partially offset by strong e-commerce and residential demand. Operating profit for the Lifestyle segment in 2020 was $56.9 million, a decrease of $33.3 million, or 36.9%, when compared with 2019. The decrease in operating profit for the Lifestyle segment was due primarily to lower sales, unfavorable fixed cost leverage from decreased volume, partially offset by reduced operating expenses primarily related to lower volume-based compensation, employee-related costs from headcount reduction actions and discretionary spending.
Corporate
Corporate costs in 2020 were $37.7 million, an increase of $13.1 million, or 12.3%, when compared with 2019. The increase is due primarily to the $12.4 million charge for the remeasurement of contingent consideration related to the Fully acquisition, and workforce reduction charges related to COVID-19, partially offset by reduced employee-related costs from headcount reduction actions and discretionary spending.

Comparison of Segment Results for the Years Ended December 31, 2019 and December 31, 2018

	Year Ended December 31,		2019 vs. 2018
	2019	2018	$ Change	% Change
	(Dollar in millions)
SALES
Office	$873.8	$797.1	$76.7	9.6%
Lifestyle	554.3	505.2	49.1	9.7%
Corporate	—	—	—	—%
Knoll, Inc.	$1,428.1	$1,302.3	$125.8	9.7%
OPERATING PROFIT (1)
Office	$64.2	$49.5	$14.7	29.7%
Lifestyle	90.2	90.0	0.2	0.2%
Corporate	(24.6)	(24.3)	(0.3)	15.1%
Knoll, Inc.	$129.8	$115.2	$14.6	12.7%
(1)The Company does not allocate interest expense or other (income) expense, net to the reportable segments.
A discussion of our financial performance for the year ended December 31, 2019 compared to the year ended December 31, 2018 can be found under the same captions in Item 7 of the Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 21, 2020.
Foreign and Domestic Operations
Our principal manufacturing operations and markets are in North America and Europe. See Note 22, Segments, of Notes to the Consolidated Financial Statements contained elsewhere herein for our sales to clients and net property, plant and equipment summarized by geographic areas. Sales are attributed to the geographic areas based on the origin of sale.
Liquidity and Capital Resources
The following table highlights certain key cash flow and capital information pertinent to the discussion that follows:

	2020	2019	2018
	(in thousands)
Cash provided by operating activities	$60.7	$138.2	$108.2
Purchases of property and equipment	(43.3)	(49.9)	(40.3)
Purchase of businesses, net of cash acquired	—	(30.9)	(308.0)
Proceeds from sales of property and equipment	12.3	0.1	—
Cash used in investing activities	(30.9)	(80.7)	(348.3)
Payments of withholding taxes related to net share settlements of equity awards	(4.3)	(3.3)	(4.4)
Proceeds from revolving credit facilities	414.5	417.5	490.5
Repayment of revolving credit facilities	(492.0)	(413.5)	(383.0)
Proceeds from term loans	—	—	350.2
Repayment of term loans	(65.9)	(17.1)	(177.9)
Payment of dividends	(16.9)	(32.8)	(30.0)
Proceeds from issuance of preferred stock, net	161.8	—	—
Cash (used in) provided by financing activities	(3.1)	(50.7)	239.8
As of the dates presented, we had the following sources of liquidity to support our business (in millions):

	December 31,
	2020	2019
Cash	$37.3	$8.5
Availability under revolving credit facility (1)	333.9	256.4
(1)The Company's actual borrowing availability under the Revolver as of December 31, 2020 is constrained by certain financial covenants.

We have historically funded our business through cash generated from operations, supplemented by debt borrowings. Available cash is primarily used for our working capital needs, ongoing operations, capital expenditures, the payment of quarterly dividends, and the repurchase of shares. During 2020, we made annual dividend payments of $0.33 per share, returning $16.9 million of cash to our shareholders. Dividend payments declined from $0.68 per share in 2019, or $32.8 million in cash.
Cash provided by operating activities was $60.7 million, $138.2 million, and $108.2 million in 2020, 2019 and 2018, respectively. For the year ended December 31, 2020, cash provided by operating activities consisted primarily of $7.7 million of net income and $82.8 million of various non-cash charges, including $43.3 million of depreciation and amortization, $12.9 million of stock-based compensation, $12.5 million from a loss on the fair value remeasurement of contingent consideration, $4.8 million of pension settlement charges, $4.3 million of deferred income tax expense and $3.7 million of inventory obsolescence. These cash earnings were partially offset by $29.8 million of unfavorable changes in working capital driven by a decrease in Accounts payable and other liabilities, partially offset by a decrease in Customer receivables.
For the year ended December 31, 2019, cash provided by operating activities consisted primarily of $67.5 million of net income and $82.7 million of various non-cash charges, including $38.5 million of depreciation and amortization, $10.8 million of stock-based compensation, $21.0 million of pension settlement charges and a $6.5 million intangible asset impairment. These cash increases were partially offset by $12.0 million of unfavorable changes in working capital primarily driven by increased inventory and lower accrued expenses.
Investing activities for the year ended December 31, 2020 included $43.3 million of cash for capital expenditures and $12.3 million of cash received from the sale of our Grand Rapids, Michigan manufacturing facility. Investing activities for 2019 included $49.9 million of capital expenditures, and the purchase of Fully for $30.9 million, net of cash acquired. Our investment in capital expenditures illustrates our commitment to improving our operating efficiency, expanded digital go-to-market capabilities, innovation and modernization, showroom investment, new product tooling, manufacturing equipment and technology infrastructure. The acquisitions are reflective of our strategy of building our global capabilities as a singular resource for high-design workplaces and homes.
In July 2020, we issued 164,000 shares of preferred stock and received net cash proceeds of $161.8 million, which were primarily used to repay $50.0 million of term loan debt, and to repay outstanding borrowings on the revolving line of credit (the "Revolver"). During the year ended December 31, 2020, we entered into the second amendment (the "Second Amendment") and during 2019, we entered into the first amendment (the "First Amendment") to the Third Amended and Restated Credit Agreement dated as of January 23, 2018 (together, as amended, the "Credit Agreement"). The Second Amendment, among other things, relaxed certain requirements or constraints under which affirmative covenants related to net leverage ratios are determined. In connection with the closing of the Second Amendment, a covenant was added requiring the Company to make partial prepayments of term-loan principal in the amount of $50.0 million, all of which were made during the third quarter of 2020. Net repayments under the Revolver governed by the Credit Agreement were approximately $77.5 million in 2020. Payments on the term loan facility were $65.9 million in 2020, which included the $50.0 million partial prepayments described above. Additionally, we used $16.9 million of cash to fund dividend payments and $4.3 million to repurchase shares used to offset the cost of employee tax withholdings related to equity award vesting.
During 2019, we entered into the First Amendment. Among other things, the First Amendment extended the maturity of the credit facility from January 2023 to August 2024. Net borrowings under the Revolver in 2019 were approximately $4.0 million. Payments on the term loan facility were $17.1 million in 2019. Additionally, we used $32.8 million of cash to fund dividend payments, $3.3 million to repurchase shares used to offset the cost of employee tax withholdings related to equity award vesting, and $2.0 million to pay fees related to the First Amendment, of which the majority of the fees were capitalized and are being amortized over the term of the amended Credit Agreement.
We use our credit facility in the ordinary course of business to fund our working capital needs and investments and, at times, make significant borrowings and repayments under the facility depending on our cash needs and availability at such time. Borrowings under the Credit Agreement may be repaid at any time, but no later than at maturity in August 2024. As of December 31, 2020, we believe that existing cash balances and internally generated cash flows, together with the borrowing capacity available under our credit facility, will be sufficient to fund working capital needs, capital spending requirements, debt service requirements and dividend payments for at least the next twelve months. Future debt payments may be paid out of cash flows from operations, from future refinancing of our debt or from equity issuance.
In January 2018, we amended and extended what was then our existing credit facility, dated as of May 20, 2014, with a new $750.0 million credit facility scheduled to mature in January 2023 (the "Third Amended and Restated Credit Agreement"). Cash proceeds were received during 2018 from the issuance of revolving and term loan debt under the Third Amended and Restated Credit Agreement. These proceeds were used, among other things, to finance a portion of the Muuto acquisition and repay the outstanding term loan balances of $165.0 million from the predecessor credit facility.

The Credit Agreement requires that we comply with two financial covenants; (i) consolidated leverage ratio, defined as the ratio of total indebtedness to consolidated EBITDA (as defined in the Credit Agreement) and (ii) consolidated interest coverage ratio, defined as the ratio of our consolidated EBITDA (as defined in the Credit Agreement) to our consolidated interest expense. Our consolidated leverage ratio cannot exceed 4.0 to 1, which could become more restrictive under certain circumstances (as defined in the Credit Agreement). Our consolidated interest coverage ratio must be a minimum of 3.0 to 1.
Because of the financial covenant mentioned above, our ability to borrow the entire capacity under our credit facility could be reduced if by borrowing, our leverage ratio would exceed the covenant. We are also required to comply with various other affirmative and negative covenants including, without limitation, covenants that prevent, restrict or limit the following: our ability to pay dividends, engage in certain mergers or acquisitions, make certain investments or loans, incur future indebtedness, engage in sale-leaseback transactions, alter our capital structure or line of business, prepay subordinated indebtedness, engage in certain transactions with affiliates and sell stock or assets. At December 31, 2020, we were in compliance with all covenants applicable to our credit facility.
Contractual Obligations
We have contractual obligations in the form of monthly lease and interest payments and scheduled quarterly debt maturities (see Notes 9 and 13 of Notes to the Consolidated Financial Statements in Item 8 included elsewhere herein). We issue purchase obligations to vendors regularly to purchase equipment, inventory and supplies, the outstanding balance of which was $40.4 million as of December 31, 2020. Of that balance, $36.6 million is due in the next twelve months. We have a $24.2 million underfunded pension liability that may be funded in the future depending on various factors including, among other factors, the actual return on plan assets and the life expectancies of the plan participants.
The following table summarizes our contractual cash obligations as of December 31, 2020 (in millions):

	Payments Due by Period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Long-term debt (1)	$18.4	$44.4	$273.4	$—	$336.2
Operating lease liabilities	33.7	58.7	42.9	59.1	194.4
Operating lease obligations (2)	1.8	8.7	9.1	27.7	47.3
Purchase commitments	36.6	3.8	—	—	40.4
Pension and other post-employment benefit plan obligations (3)	0.3	—	—	—	0.3
Other liabilities (4)	—	—	—	—	—
Total *	$90.8	$115.6	$325.4	$86.8	$618.6
(1)Contractual obligations for long-term debt and short-term borrowings include principal and interest payments. Interest payments have been computed based on an estimated variable interest as of December 31, 2020. The estimated variable interest rate is based on the company's expected consolidated leverage ratio and the forecasted LIBOR rate for each period presented. The computation of interest, as included in the above table, is based on our Amended Credit Facility.
(2)As of December 31, 2020, the Company has entered into operating leases for real property that commence in 2021 and 2022. The total contractual lease payments of $47.3 million associated with these leases, which have not been recognized on the consolidated balance sheet, have been included above (see Note 9 for further details regarding our leases).
(3)Due to the uncertainty of future cash outflows, contributions to the pension and other post-employment benefit plans subsequent to 2021 have been excluded from the table above.
(4)The maximum earn-out consideration related to the Fully acquisition is $15.0 million. The contingent earn-out consideration is based on certain revenue and earnings before interest, taxes, depreciation and amortization targets over the next four years. Due to the contingent nature of the payments, we have not included any earn-out payments in the table above. If these payments were to occur in full at the earliest time possible, $12.5 million would be paid in 1 to 3 three years, and the remaining $2.5 million would be paid in 3 to 5 years.
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
We assess whether goodwill impairment exists using both qualitative and quantitative assessments. The qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If, based on this qualitative assessment, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, or if we elect not to perform a qualitative assessment, a quantitative assessment is performed to determine whether a goodwill impairment exists at the reporting unit.
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
Based on the results of the annual impairment test as of October 1, 2020, we determined there were no indications of impairment for goodwill. We did identify an impairment of our DatesWeiser tradename and recorded a $1.4 million impairment charge (see Note 7 and Note 11 to the Consolidated Financial Statements included elsewhere herein). We determined there were no indications of impairment in any of our other indefinite-lived intangible assets.
Our test for impairment of goodwill yielded fair value in excess of carrying value of approximately 7% and 5% for the Office and Muuto reporting units, respectively. The fair value of the Lifestyle reporting unit was substantially in excess of carrying value. Holding all other assumptions constant, an increase in the discount rate of 0.50% would result in an impairment of the Office and Muuto reporting units of approximately $1 million and $3 million, respectively. Holding all other assumptions constant, a decrease in the long-term revenue growth rate of 0.50% in the Office and Muuto reporting units would not result in an impairment.

Our test for impairment of indefinite-lived tradenames yielded fair value substantially in excess of carrying value for the Knoll tradename, yielded fair value in excess of carrying value of approximately 10% for the Muuto tradename, and yielded fair value approximately equal to carrying value for the Holly Hunt tradename. Holding all other assumptions constant, a decrease in the royalty rate of 0.50% would result in impairment of approximately $3 million for the Holly Hunt tradename, but would not result in an impairment to the Knoll or Muuto tradenames. Holding all other assumptions constant, an increase in the discount rate of 0.50% would result in an impairment of the Holly Hunt tradename of approximately $1 million. An increase in the discount rate of 0.50% for the Knoll and Muuto tradenames would not result in an impairment.
Pension and Other Post-Employment Benefits
We sponsored two defined benefit pension plans, one of which has terminated and fully paid out benefits due to all participants, and the other is an ongoing plan. We also sponsor four other post-employment benefit plans (“OPEB”), one of which has terminated. Several statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liability related to the plans. Key factors include assumptions about the expected rates of return on plan assets, discount rates, mortality rates and health care cost trend rates. We consider market and regulatory conditions, including changes in investment returns and interest rates, in making these assumptions.
We determine the expected long-term rate of return on plan assets based on aggregating the expected rates of return for each component of the plan's asset mix. We use historic plan asset returns combined with current market conditions to estimate the rate of return. The expected rate of return on plan assets is a long-term assumption. The discount rate reflects the market rate for high-quality fixed income debt instruments as of our annual measurement date and is subject to change each year. Holding all other assumptions constant, a one-percentage-point increase or decrease in the assumed rate of return on plan assets would decrease or increase 2020 net periodic pension expense by approximately $1.7 million. Likewise, a one-percentage-point increase or decrease in the underlying yield curve spot rates used to develop the discount rate would increase or decrease 2020 net periodic pension income by approximately $0.1 million or $0.3 million, respectively.
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
Key assumptions that we use in determining the amount of the obligation and expense recorded for OPEB, under the appropriate accounting guidance, include the assumed discount rate and the assumed rate of increases in future health care costs. In estimating the health care cost trend rate, we consider actual health care cost experience, future benefit structures, industry trends and advice from our actuaries. We assume that the relative increase in health care costs will generally trend downward over the next several years, reflecting assumed increases in efficiency and cost-containment initiatives in the health care system. For purposes of measuring the benefit obligation associated with the Company's OPEB plans as of December 31, 2020, as well as the assumed rate for 2021, a 6.00% annual rate of increase in the per capita cost of covered health care benefits was assumed and an 7.90% annual rate of increase in the per capita cost of covered prescription drug benefits was assumed. The rate was then assumed to decrease to an ultimate rate of 4.50% for 2027 and thereafter for both the medical plan and prescription drug plan benefit obligations. Increasing the assumed health care cost trend by one-percentage-point in each year would increase the benefit obligation as of December 31, 2020 by a minimal amount and increase the aggregate of the service and interest cost components of net periodic benefit cost for 2020 by a minimal amount. Decreasing the assumed health care cost trend rate by one percentage point in each year would decrease the benefit obligation as of December 31, 2020 by a minimal amount and decrease the aggregate of the service and interest cost components of net periodic benefit cost for 2020 by a minimal amount.
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
We also have risk in our exposure to certain materials and transportation costs. Steel, leather, wood products and plastics are all used in our products. For the year ended December 31, 2020, we estimated that materials deflation was approximately $1.7 million and transportation inflation was approximately $2.1 million. During 2019, we estimated that materials and transportation inflation were approximately $5.0 million and $2.1 million, respectively. We continue to work to offset price increases in raw materials and transportation through our global sourcing initiatives, cost improvements and price increases for our products.
Interest Rate Risk
We have variable rate debt obligations that are denominated in U.S. dollars. A change in interest rates will impact the interest costs incurred and cash paid on the variable rate debt.
At December 31, 2020, we had $313.2 million in principal of variable rate debt. We have entered into an interest rate swap agreement which fixes the interest rate for an initial notional amount of $200 million of our variable rate debt which decreases over time by $50 million increments, matures in January 2023 and effectively fixes our interest rate at 2.63%. Our remaining variable rate debt of $113.2 million is subject to changes in underlying interest rates, and, accordingly, our interest payments will fluctuate. During 2020, a 1% change in interest rates would result in a change in interest expense of approximately $1.1 million per year. As the notional amount of the swap decreases, each $50 million decrease in the notional amount would be exposed to interest rate fluctuations, and a one percent change in interest rates would change interest expense by an additional $0.5 million.
Foreign Currency Exchange Rate Risk
We manufacture our products in the United States, Canada and Italy, and sell our products primarily in those markets as well as in other European countries. Our foreign sales and certain expenses are transacted in foreign currencies. Our production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. Additionally, as our reporting currency is the U.S. Dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. Dollar. The principal foreign currencies in which we conduct business are the Canadian Dollar, Danish Krone and the Euro. Approximately 25.6% and 17.6% of our revenues in 2020 and 2019, respectively, and 30.3% and 27.0% of our cost of goods sold in 2020 and 2019, respectively, were denominated in currencies other than the U.S. Dollar. Assuming a hypothetical adverse (weakening of the U.S. Dollar) and favorable (strengthening of the U.S. Dollar) change of 10% on the average foreign currency exchange rate for 2020, earnings before income taxes would have decreased or increased approximately $1.8 million. Foreign currency exchange rate fluctuations resulted in transaction losses of $1.8 million and $1.5 million for 2020 and 2019, respectively.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Knoll, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Knoll, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2021 expressed an unqualified opinion thereon.
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

Defined Benefit Pension Obligation
Description of the Matter
At December 31, 2020, the Company’s projected benefit obligation related to its defined benefit plan was $206.4 million and exceeded the fair value of pension plan assets of $182.2 million, resulting in an unfunded defined benefit pension obligation of $24.2 million. As explained in Note 2 to the consolidated financial statements, the measurement of the Company’s projected benefit obligation is dependent, in part, on the selection of certain actuarial assumptions.
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
To test the projected benefit obligation, we performed audit procedures that included, among others, evaluating the methodology used, the significant actuarial assumptions described above, and the underlying data used by the Company. We compared the actuarial assumptions used by management to historical trends and evaluated the change in the projected benefit obligation from the prior year due to the change in interest cost, actuarial gains and losses, benefit payments, settlements and other activities. In addition, we involved our actuarial specialists to assist in evaluating management’s methodology for selecting the appropriate discount rates that reflect the maturity and duration of the expected benefit payments and applying those discount rates to the benefit payments used to measure the projected benefit obligation. As part of this assessment, we compared the projected benefit obligation cash flows to those in the prior year and compared the current-year benefits paid to the prior-year projected cash flows. To evaluate the mortality rates, we assessed whether the information is consistent with publicly available information, and whether any adjustments for entity-specific factors were applied. We also tested the completeness and accuracy of the underlying data, including the participant data used in the actuarial calculations.

Valuation of Goodwill and Other Indefinite-Lived Intangible Assets
Description of the Matter
At December 31, 2020, the Company’s goodwill and other indefinite-lived intangible assets were $349.8 million and $278.4 million, respectively. As discussed in Note 2 to the consolidated financial statements, goodwill and other indefinite-lived intangible assets are either qualitatively tested and, when considered necessary, quantitatively tested, for impairment at least annually. The Company’s goodwill is tested for impairment at the reporting unit level.
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

Philadelphia, Pennsylvania
March 1, 2021

KNOLL, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$37.3	$8.5
Customer receivables, net	83.4	107.4
Inventories	193.1	195.9
Prepaid expenses	13.7	17.2
Other current assets	37.3	11.6
Total current assets	364.8	340.6
Property, plant, and equipment, net	237.1	239.0
Goodwill	349.8	332.1
Intangible assets, net	347.9	348.2
Right-of-use lease assets	150.0	94.4
Other non-current assets	3.5	3.6
Total Assets	$1,453.1	$1,357.9
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	14.6	17.1
Accounts payable	101.1	131.9
Current portion of lease liability	27.2	20.7
Other current liabilities	113.5	120.3
Total current liabilities	256.4	290.0
Long-term debt	295.2	428.9
Deferred income taxes	93.9	87.5
Lease liability	141.2	87.0
Pension liability	24.2	22.0
Other non-current liabilities	29.3	14.9
Total liabilities	840.2	930.3
Commitments and contingent liabilities (Note 14)
Convertible preferred stock,$1.00 par value; authorized 10,000,000 shares; issued and outstanding 167,284 shares	165.1	—
Shareholders' Equity: (shares in thousands)
Common stock, 0.01 par value; 200,000 shares authorized; 67,458 shares and 66,296 shares issued, respectively, and 50,645 and 49,775 shares outstanding, respectively, net, at all periods, of treasury shares and inclusive of non-voting restricted shares	0.5	0.5
Additional paid-in capital	75.4	66.8
Retained earnings	417.7	429.7
Accumulated other comprehensive loss	(45.8)	(69.4)
Total shareholders' equity	447.8	427.6
Total liabilities, convertible preferred stock and shareholders' equity	$1,453.1	$1,357.9

See accompanying notes to the consolidated financial statements.

KNOLL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in millions, except per share data)

	Years ended December 31,
	2020	2019	2018
Sales	$1,236.4	$1,428.1	$1,302.3
Cost of sales	793.7	879.1	820.8
Gross profit	442.7	549.0	481.5
Selling, general, and administrative expenses	375.4	411.9	363.7
Restructuring charges	25.9	0.8	2.6
Loss on fair value measurements	13.8	6.5	—
Operating profit	27.6	129.8	115.2
Pension settlement charges	4.8	21.0	5.7
Interest expense, net	17.4	21.7	20.9
Other income, net	(1.5)	(3.8)	(9.6)
Income before income tax expense (benefit)	6.9	90.9	98.2
Income tax expense (benefit)	(0.8)	23.4	24.9
Net earnings	$7.7	$67.5	$73.3
Less: Net earnings attributable to Preferred stockholders	(3.3)	—	—
Net earnings available to common stockholders	$4.4	$67.5	$73.3

Net earnings per share:
Basic	$0.09	$1.38	$1.51
Diluted	$0.09	$1.36	$1.49
Weighted-average common shares outstanding: (in thousands)
Basic	49,077	48,846	48,657
Diluted	49,530	49,457	49,218

Net earnings	$7.7	$67.5	$73.3
Other comprehensive income (loss), net of tax:
Unrealized loss on cash flow hedge, net of amounts reclassified into earnings	(1.9)	(3.6)	(1.3)
Pension and other post-employment liability adjustments, net of tax	(0.2)	4.3	2.6
Foreign currency translation adjustments	7.7	3.2	(13.1)
Foreign currency translation adjustments on long-term intercompany notes	18.0	(4.9)	(8.1)
Total other comprehensive income (loss), net	23.6	(1.0)	(19.9)
Total comprehensive income	$31.3	$66.5	$53.4

See accompanying notes to the consolidated financial statements.

KNOLL, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in millions, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Knoll, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	$0.5	$54.5	$347.3	$(43.8)	$358.5	$0.2	$358.7
Net earnings	—	—	73.3	—	73.3	—	73.3
Adoption of ASU 2018-02 (1)	—		4.7	(4.7)	—		—
Other comprehensive loss	—	—	—	(19.9)	(19.9)	—	(19.9)
Stock-based compensation	—	8.7	—	—	8.7	—	8.7
Dividends declared ($0.60 per share)	—	—	(29.9)	—	(29.9)	—	(29.9)
Purchase of common stock	—	(4.4)	—	—	(4.4)	—	(4.4)
Balance at December 31, 2018	$0.5	$58.8	$395.4	$(68.4)	$386.3	$0.2	$386.5
Net earnings	—	—	67.5	—	67.5		67.5
Other comprehensive loss	—	—	—	(1.0)	(1.0)	—	(1.0)
Stock-based compensation	—	10.8	—	—	10.8	—	10.8
Dividends declared ($0.66 per share)	—	—	(33.2)	—	(33.2)	—	(33.2)
Purchase of common stock	—	(3.3)	—	—	(3.3)	—	(3.3)
Other	—	0.5	—	—	0.5	(0.2)	0.3
Balance at December 31, 2019	$0.5	$66.8	$429.7	$(69.4)	$427.6	$—	$427.6
Net earnings	—	—	7.7	—	7.7	—	7.7
Other comprehensive income	—	—	—	23.6	23.6	—	23.6
Stock-based compensation, net	—	12.9	—	—	12.9	—	12.9
Dividends declared on preferred stock (2)	—	—	(3.3)	—	(3.3)	—	(3.3)
Dividends declared on common stock ($0.33 per share)	—	—	(16.4)	—	(16.4)	—	(16.4)
Purchase of common stock	—	(4.3)	—	—	(4.3)	—	(4.3)
Balance at December 31, 2020	$0.5	$75.4	$417.7	$(45.8)	$447.8	$—	$447.8
(1)Impact of the Tax Cuts and Jobs Act ("TCJA") of 2017 on AOCL
(2)The Company exercised its payable in kind ("PIK") option in connection with all dividends paid to the holders of the Series A Preferred Stock during 2020.

See accompanying notes to the consolidated financial statements.

KNOLL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Years Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$7.7	$67.5	$73.3
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	43.3	38.5	34.2
Amortization of debt issuance costs and loss on extinguishment of debt	1.1	1.4	2.5
Deferred income tax expense (benefit)	4.3	(1.3)	4.8
Pension settlement charges	4.8	21.0	5.7
Loss (gain) on fair value remeasurement of contingent consideration	12.5	(0.8)	(0.3)
Inventory obsolescence	3.7	2.0	1.7
Unrealized foreign currency losses	0.3	2.0	0.5
Stock-based compensation	12.9	10.8	9.2
Intangible asset impairments	1.4	6.5	—
Other non-cash items	(1.5)	2.6	3.1
Changes in operating assets and liabilities, net of effects of acquisitions:
Customer receivables	23.2	13.0	(25.0)
Inventories	0.3	(20.9)	(16.2)
Prepaid and other current assets	(20.5)	6.2	(3.5)
Accounts payable	(30.5)	(1.4)	12.5
Other current liabilities	(2.3)	(8.9)	13.6
Other noncurrent assets and liabilities	—	—	(7.9)
Cash provided by operating activities	60.7	138.2	108.2
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(43.3)	(49.9)	(40.3)
Purchases of businesses, net of cash acquired	—	(30.9)	(308.0)
Proceeds from sales of property and equipment	12.3	0.1	—
Other, net	0.1	—	—
Cash used in investing activities	(30.9)	(80.7)	(348.3)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facility	414.5	417.5	490.5
Repayment of revolving credit facility	(492.0)	(413.5)	(383.0)
Proceeds from term loans	—	—	350.2
Repayment of term loans	(65.9)	(17.1)	(177.9)
Capitalized debt issuance costs	(0.3)	(1.5)	(4.6)
Payment of fees related to debt extinguishment	—	—	(1.0)
Payment of dividends	(16.9)	(32.8)	(30.0)
Proceeds from the issuance of preferred stock, net	161.8	—	—
Payments of withholding taxes related to net share settlements of equity awards	(4.3)	(3.3)	(4.4)
Cash (used in) provided by financing activities	(3.1)	(50.7)	239.8
Effect of exchange rate changes on cash and cash equivalents	2.1	0.1	(0.3)
Net increase (decrease) in cash and cash equivalents	28.8	6.9	(0.6)
Cash and cash equivalents at beginning of year	8.5	1.6	2.2
Cash and cash equivalents at end of year	$37.3	$8.5	$1.6

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$16.3	$20.3	$18.3
Cash paid for income taxes, net of refunds received	$14.5	$12.5	$9.6

See accompanying notes to the consolidated financial statements.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
Knoll, Inc. and its subsidiaries (the “Company” or “Knoll”) are engaged in the design, manufacture, marketing and sale of high-end furniture products and accessories for workplace and residential markets. The Company is also engaged in the sale of fine leather, textiles, and felt, focusing on the middle to high-end segments of the market. The Company primarily operates in the United States (“U.S.”), Canada and Europe, and sells its products through a broad network of independent dealers and distribution partners, a direct sales force, its showrooms, and its e-commerce platforms.
Basis of Presentation
The Company follows accounting standards set by the Financial Accounting Standards Board (“FASB”). The FASB establishes accounting principles generally accepted in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants, which the Company is required to follow. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification (“ASC”), which serves as a single source of authoritative non-SEC accounting and reporting standards to be applied by non-governmental entities. Certain prior period amounts in the Consolidated Statements of Cash Flows, as well as in the notes, have been reclassified to conform to the current year presentation.
During the fourth quarter of 2019, the Company aligned the consolidation of certain of its foreign subsidiaries in the consolidated financial statements, which previously included results on a one-month reporting lag. The Company believes that this change in accounting principle was preferable, as all of the its subsidiaries are now reported based on the same period-end, which improves overall financial reporting to investors by providing the most current information available. In accordance with applicable accounting literature, the elimination of a one-month reporting lag of a subsidiary is treated as a change in accounting principle and requires retrospective application. The Company has determined that the effect of this change is not material to the financial statements for all periods presented and therefore, the Company has not presented retrospective application of this change. The net impact of the elimination of the reporting lag of $0.6 million of loss for the month of December 2019 has been included within "Other income, net" on the Consolidated Statements of Operations and Comprehensive Income in the fourth quarter of 2019.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries and any partially-owned subsidiaries that the Company has the ability to control. Significant intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. These estimates and assumptions take into account historical and forward looking factors that the Company believes are reasonable, including, but not limited to, the potential impacts arising from the coronavirus pandemic of 2019 (“COVID-19”) and public and private sector policies and initiatives aimed at reducing its transmission. As the extent and duration of the impacts of COVID-19 remain unclear, the Company’s estimates and assumptions may evolve as conditions change. Actual results may differ from such estimates.
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

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

Revenue Recognition
In accordance with ASC 606, Revenue from Contracts with Customers, the Company determines revenue recognition by applying the following steps: (i) identify the contract with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations and (v) recognize revenue as the performance obligations are satisfied.
The Company recognizes revenue when performance obligations under the terms of a contract with a customer are satisfied. The Company's primary performance obligation to its customers is the delivery of products. Control of the products sold typically transfers to the customer upon shipment or delivery, depending on the shipping terms of the underlying contract.
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
Allowance for Doubtful Accounts
Accounts receivable are recorded net of an allowance for expected credit losses. The Company maintains an allowance for credit losses for the expected failure or inability of its customers to make required payments. The Company recognizes the allowance for expected credit losses at inception and reassesses quarterly based on management’s expectation of the asset’s collectability. The allowance is based on multiple factors including historical experience with bad debts, the credit quality of the customer base, the aging of such receivables and current macroeconomic conditions, as well as management’s expectations of conditions in the future. The Company’s allowance for uncollectible accounts receivable is based on management’s assessment of the collectability of assets pooled together with similar risk characteristics.
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

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

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
Property, Plant, and Equipment
Property, plant, and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The useful lives are as follows:

Category	Useful Life (in years)
Leasehold improvements (1)	Various
Buildings	35	—	60
Building improvements	5	—	25
Office equipment	3	—	10
Software	3	—	10
Machinery and equipment	4	—	15
(1)Leasehold improvements are amortized over the shorter of the economic life of the asset or the remaining lease term.
Maintenance and repairs are expensed as incurred. Interest on significant capital projects is capitalized during the construction period.
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
Goodwill
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

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

When performing a qualitative assessment, the Company assesses numerous factors to determine whether it is more likely than not that the fair value of the reporting units are less than their respective carrying values. The Company considers factors that would impact the reporting unit fair values as estimated by the market and income approaches compared to the last quantitative assessment. The Company reviews current projections of cash flows and compares the current projections to the projections included in the most recent quantitative assessment and considers whether any new significant competitors have entered the marketplace in the industry and if consumer demand for the industry’s products remains relatively constant, is growing or declining. Also, the Company considers if economic factors during the year significantly affected the discount rates that should be used for the valuation of the reporting units. The Company would conclude if events occurring since the last quantitative assessment have a significant impact on the fair value of each of the reporting units.
Intangible Assets Other than Goodwill
The Company assesses whether impairment of its indefinite-lived intangible assets, comprised of tradenames, exists using both the qualitative and quantitative assessments. The qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If based on this qualitative assessment, the Company determines it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount or if the Company elects not to perform a qualitative assessment, a quantitative assessment is performed to determine whether an indefinite-lived intangible asset impairment exists.
The Company tests its indefinite-lived intangible assets for impairment by comparing the carrying values of the applicable tradenames to their estimated fair values. The estimated fair values are based on an income approach using the so-called "relief from royalty method", which assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the benefits of the tradename asset. The cash flow projections used in this process involve several significant assumptions, including (i) current revenue projections of the related business operations, (ii) estimated royalty rates, (iii) after-tax benefit expected from ownership of the tradenames, and (iv) discount rates used to derive the estimated fair values. Any excess of carrying value over the respective estimated fair value is recognized as an impairment in the reporting period in which it's been identified.
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
Key estimates and judgments include how the Company determines (1) the discount rate it uses to discount the unpaid lease payments to present value, (2) lease term and (3) lease payments.
(1)ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. As the majority of the Company’s leases do not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. The Company uses the implicit rate when readily determinable.
(2)The lease term for all of the Company’s leases includes the non-cancellable period of the lease plus any additional periods covered by a Company option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

(3)Lease payments included in the measurement of the lease liability comprise the following: fixed payments (including in-substance fixed payments), less any lease incentives paid or payable to the lessee, variable payments that depend on an index or rate, amounts expected to be payable under a residual value guarantee and the exercise price of the Company option to purchase the underlying asset if the Company is reasonably certain to exercise.
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

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

Research and Development Costs
Research and development costs are expensed as incurred, and are included as a component of selling, general, and administrative expenses. Research and development expenses were $14.2 million for 2020, $16.4 million for 2019, and $20.1 million for 2018.
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
Fair Value of Financial Instruments
GAAP establishes a three-level hierarchy that ranks the quality and reliability of information used in developing fair value estimates. The three levels of the fair value hierarchy, with Level 1 having the highest priority and Level 3 having the lowest, are summarized as follows:

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
Derivative Instrument
The Company utilizes a derivative instrument to mitigate its exposure to interest rate volatility. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company recognizes its derivative instrument as either an asset or liability on the Consolidated Balance Sheets and measures it at estimated fair value. Changes in the fair value of that instrument are deferred in shareholders' equity as a component of Accumulated Other Comprehensive Loss ("AOCL"), as the derivative instrument, which is a cash flow hedge, qualifies for hedge accounting. Derivatives qualify for hedge accounting if they are designated as hedge instruments and if the hedge is highly effective in achieving offsetting changes in the cash flows of the asset or liability hedged. Hedge effectiveness is assessed on a regular basis. For all periods

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

presented herein, gains or losses deferred in AOCL are recognized in the results of operations in the same period in which the hedged items are recognized and on the same financial statement line item as the hedged items.
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
Foreign Currency Translation
Results of foreign operations are translated into U.S. dollars using average exchange rates during the year, while assets and liabilities are translated into U.S. dollars using the exchange rates as of the balance sheet dates. The resulting translation adjustments are recorded in AOCL.
Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than the functional currency of the applicable subsidiary are included in the consolidated statements of operations, within other income, net, in the year in which the gain or loss occurs.
Stock-Based Compensation
The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company recognizes compensation expense using the straight-line method over the vesting period. Compensation expense relating to restricted stock units subject to performance conditions is recognized if it is probable that the performance condition will be achieved. Forfeitures are recognized when they occur. Stock-based compensation for all types of awards is included in selling, general and administrative expenses in the Consolidated Statements of Operations.
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

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

Pension and Other Post-Employment Benefits
The Company had sponsored two defined benefit pension plans, one of which was terminated during 2019, and four other post-employment benefit plans ("OPEB"), one of which was terminated during 2019. Several statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liability related to the plans. Key factors include assumptions about the expected rates of return on plan assets, discount rates, mortality rates and health care cost trend rates. The Company considers market and regulatory conditions, including changes in investment returns and interest rates, in making these assumptions.
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

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

Accounting Standards Adopted
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides practical expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply to contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”) or other reference rate expected to be discontinued due to reference rate reform. The amendments in this ASU are effective immediately and may be applied to impacted contracts and hedges prospectively through December 31, 2022. The adoption of the ASU had no impact on the Company’s consolidated financial statements for the period ended December 31, 2020.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which amends the disclosure requirements for recurring and nonrecurring fair value measurements by removing, modifying and adding certain disclosures. The Company adopted ASU 2018-13 as of January 1, 2020. The adoption of this ASU did not have a significant impact on the Company’s consolidated financial statements or disclosures.
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
3. REVENUE

Disaggregation of Revenue
The Company’s revenue presented as “Sales” in the Consolidated Statements of Operations and Comprehensive Income is derived from contracts with customers for the sale of the Company’s products.
The Company’s sales by product category were as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Office Segment
Office Systems	$359.1	$449.4	$439.2
Seating	101.0	131.2	131.0
Files and Storage	82.1	104.9	92.0
Ancillary	201.0	134.4	91.9
Other	32.5	53.9	43.0
Total Office Segment	$775.7	$873.8	$797.1
Lifestyle Segment
Studio	374.8	439.9	395.2
Coverings	85.9	114.4	110.0
Total Lifestyle Segment	$460.7	$554.3	$505.2
Total Sales	$1,236.4	$1,428.1	$1,302.3
Contract Balances
The Company’s contract assets consist of customer receivables which are included on the Consolidated Balance Sheets. These amounts represent the amount of consideration the Company expects to be entitled to in exchange for the goods delivered to its customers.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

When the Company receives deposits, the recognition of revenue is deferred and results in the recognition of a contract liability (Customer deposits) which is included in Other current liabilities on the Consolidated Balance Sheets. Subsequent recognition of revenue and discharge of the contract liability typically occurs within a year of a deposit receipt, as the Company’s standard contract is less than one year. As of December 31, 2020 and 2019, the contract liability related to customer deposits was $33.8 million and $32.5 million, respectively. The Company recognized revenues that were included in the contract liability at the beginning of 2020 and 2019 of $31.9 million and $31.1 million, respectively.
Allowance for Doubtful Accounts
The following table summarizes the changes in the allowance for doubtful accounts for the periods presented (in millions):

	Balance at Beginning of Year	Provision	Charge-Offs	Other	Balance at End of Year
Year ended December 31, 2018	4.0	0.1	(0.4)	—	3.7
Year ended December 31, 2019	3.7	0.9	(0.7)	0.1	4.0
Year ended December 31, 2020	4.0	1.3	(0.5)	0.1	4.9
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
The aggregate purchase price consisted of cash paid at closing of $30.9 million, net of cash acquired of $4.1 million, plus additional earn-out consideration should Fully achieve certain revenue and earnings targets associated with separate short-term and long-term earn-out periods of two and four years, respectively (together, the “Earn-Out Consideration”). The estimated fair value of the Earn-Out Consideration was $2.0 million as of the acquisition date (see Note 11 for further discussion). The acquisition was funded from cash on hand and borrowings under the Company’s Revolver. The Company recognized the assets acquired and liabilities assumed at their estimated fair values as of the acquisition date. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded to goodwill. Fully's operating results are reported in the Office segment and have been included in the consolidated results of operations from the acquisition date.
Pro forma financial information has not been presented for the Fully acquisition as the impact to the Company's Consolidated Financial Statements was not material.
The following table summarizes the final estimates of the fair value and useful lives of the intangible assets acquired as of the August 20, 2019 Fully acquisition date (dollars in millions):

	Amount	Estimated useful Life (in years)
Tradenames	$10.0	10
Customer relationships	1.0	5
Non-compete agreements	0.5	4
Goodwill	14.9	-

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

Muuto
On January 25, 2018, the Company acquired one hundred percent (100%) of the shares of Muuto Holding ApS and MIE4 Holding 5 ApS, which collectively held all the business operations of Muuto ApS (“Muuto”). Muuto’s affordable luxury products span commercial and residential applications, adding scale and diversity to the Company’s business. The aggregate purchase price for the acquisition was $307.7 million, net of $7.6 million of cash acquired. The Company recognized the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition. The results of operations of Muuto have been included in the Company’s Lifestyle segment beginning January 25, 2018. The Company funded the acquisition with proceeds from debt issued under the Third Amended and Restated Credit Agreement, as well as cash on hand (see Note 13). The Company recorded acquisition and certain other costs incurred in connection with the acquisition totaling $5.1 million within selling, general, and administrative expenses in its Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 2018.
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

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

The following table summarizes the final estimates of the fair value and useful lives of the intangible assets acquired as of the January 25, 2018 Muuto acquisition date (dollars in millions):

	Amount	Estimated Useful Life (in years)
Indefinite-lived intangible assets:
Trade name	$66.0	Indefinite
Finite-lived intangible assets:
Wholesale customer relationships	35.8	15
Contract customer relationships	25.0	9
Copyrights & designs	7.5	7
Non-competition agreements	1.3	3
Total intangible assets	$135.6
The following table presents unaudited pro forma information for the period presented as if the acquisition of Muuto had occurred as of January 1, 2017 (in millions):

Year Ended December 31,
2018
Pro forma sales	$1,306.4
Pro forma net earnings attributable to Knoll, Inc. stockholders	$79.0
The unaudited pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of results of operations that would have been achieved had the acquisition taken place on the date indicated, or of results that may occur in the future. The pro forma financial information presented above has been derived from the historical consolidated financial statements of the Company and from the historical consolidated financial statements of Muuto.
The pro forma financial information presented above include adjustments for: (1) incremental amortization expense related to fair value adjustments to identifiable intangible assets, (2) incremental interest expense for outstanding borrowings to reflect the terms of the amended Credit Agreement, (3) nonrecurring items, (4) the tax effect of the above adjustments.
The pro forma information presented for the year ended December 31, 2018 excludes expenses for future payments that are considered compensation for post combination service of $3.2 million, loss on debt extinguishment of $1.4 million, acquisition costs of $1.9 million, and acquisition-related inventory step-up valuation adjustment of $0.9 million, and includes incremental interest expense of $0.1 million and incremental amortization of intangibles of $0.8 million. The income tax impact of these adjustments for the year ended December 31, 2018 was $1.3 million.
5. INVENTORIES
Inventories consisted of the following as of the dates presented (in millions):

	December 31,
	2020	2019
Raw materials	$49.3	$58.7
Work-in-process	6.7	8.1
Finished goods	137.1	129.1
	$193.1	$195.9

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

6. PROPERTY, PLANT, AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following as of the dates presented (in millions):

	December 31,
	2020	2019
Land	$12.9	$16.0
Leasehold improvements	67.9	62.9
Buildings	55.8	71.9
Office equipment	33.3	27.2
Software	74.3	71.2
Machinery and equipment	230.7	236.4
Construction-in-progress	39.3	35.0
Property, plant and equipment	514.2	520.6
Accumulated depreciation	(277.1)	(281.6)
Property, plant, and equipment, net	$237.1	$239.0
Depreciation expense on property, plant and equipment was $32.2 million, $29.6 million and $25.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. During 2020, 2019 and 2018, the Company capitalized interest of approximately $0.5 million, $0.5 million and $0.8 million, respectively.

7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
During the fourth quarter of 2020, the Company performed its annual assessment of impairment to goodwill allocated to its reporting units. The Company has four reporting units: Office, Lifestyle, Muuto and Europe Studio. No goodwill is allocated to Europe Studio. Given the significant impact the COVID-19 pandemic had on the Company's market capitalization, profitability and demand for certain components of its product portfolio, the Company elected to perform quantitative impairment tests of goodwill on all three of the reporting units to which goodwill is allocated.
A considerable amount of management judgement and assumptions are required in performing these impairments tests, particularly as it relates to future cash flow streams derived from revenue and after-tax operating income projections through the terminal year, as well as the discount and long-term growth rates used to value those cash flow streams and develop the terminal values. While the Company believes the judgements and assumptions to be reasonable, different assumptions could change the estimated fair values per reporting unit, resulting in different outcomes from those reached in connection with the impairment tests noted above.
Based on the results of the tests performed, there was no indication of impairment to the goodwill allocated to any of the reporting units, as the estimated fair value exceeded the respective carrying amount in each case, as summarized in the table below:

	October 1, 2020
Reporting Unit	Amount of Goodwill Allocated	Excess Fair Value
Office	$58.4	<	10%
Lifestyle	98.8	>	20%
Muuto	183.1	<	5%
The Company is unable to predict future impacts of the COVID-19 pandemic, how long conditions related to the pandemic will persist, what additional restrictions might be placed on the private sector by federal, state and local governments in the U.S. and abroad, when herd immunity will be reached in the applicable geographies in which the Company operates or sells its products or what the future of the workplace will really look like over the relevant timeframe. Any action on the part of government (at all levels, in all geographies) that requires or encourages people to stay home, continue the practice of social distancing or avoid large indoor gatherings is likely to have some negative impact on demand for certain components of the Company's product portfolio. The Company will continue to monitor changes in the macro

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

environment and test more frequently if those changes indicate that goodwill might be impaired.
The following table summarizes the changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2020 and 2019 (in millions):

	Office Segment	Lifestyle Segment	Total
Balance as of December 31, 2018	$39.1	$281.7	$320.8
Foreign currency translation adjustment	0.3	(3.9)	(3.6)
Goodwill recognized in connection with the Fully acquisition	14.9	—	14.9
Balance as of December 31, 2019	54.3	277.8	332.1
Foreign currency translation adjustment	0.2	17.5	17.7
Balance as of December 31, 2020	$54.5	$295.3	$349.8
The Company did not record any goodwill impairment charges during 2020, 2019 or 2018.
Intangible Assets
The components of intangible assets, net are as follows (in millions):

	December 31, 2020			December 31, 2019
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Indefinite-lived intangible assets:
Tradenames	$278.4	$—	$278.4	$277.6	$—	$277.6
Finite-lived intangible assets:
Customer relationships	84.2	(32.9)	51.3	78.9	(25.0)	53.9
Various	36.2	(18.0)	18.2	30.9	(14.2)	16.7
Total	$398.8	$(50.9)	$347.9	$387.4	$(39.2)	$348.2
During the fourth quarter of 2020, the Company performed its annual assessment of impairment to its tradename intangible assets with indefinite lives. In connection therewith, the Company elected to perform quantitative valuations of its principal indefinite-lived tradenames, including Knoll, Holly Hunt and Muuto.
Based on the results of the tests performed, there was no indication of impairment to any of the tradenames noted above, as the estimated fair value exceeded the respective carrying amount in each case, as summarized in the table below:

	October 1, 2020
Tradename	Carrying Amount	Excess Fair Value
Knoll	$187.8		>	25%
Holly Hunt	$23.5		<	1%
Muuto	$62.1	10%	to	20%
Pursuant to additional quantitative tests performed on the balance of the indefinite-lived intangibles, the Company determined that the DatesWeiser tradename was impaired, as its estimated fair value was less than its carrying amount of $2.3 million. Using the relief-from-royalty method, under which assumed royalty and discount rates of 1.5% and 13.0%, respectively, were employed, the Company concluded that the DatesWeiser tradename had an estimated fair value of $0.9 million, to which it was written down. The resultant non-cash impairment charge of $1.4 million, included in Loss on fair value measurements on the Consolidated Statements of Operations and Comprehensive Income, is reflected in the Office Segment operating results for 2020 (see Note 22).
The decline in the fair value of the DatesWeiser tradename was primarily attributable to certain negative trends within the Office Segment's traditional markets brought about by the COVID-19 pandemic. DatesWeiser's product portfolio, comprised of high-end conference furniture deployed on-premise, experienced significant order and revenue declines during the second half of 2020. The negative trends noted above, which remain largely in place as of the end of 2020, also prompted the Company to reclassify the DatesWeiser tradename to finite-lived, which will be amortized over its newly estimated useful life of seven years.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

During the fourth quarter of 2019, the Company performed its annual assessment of impairment to its tradename intangible assets with indefinite lives. The Company determined that the Edelman Leather tradename was fully impaired. Accordingly, the Edelman tradename was written-off completely, resulting in a non-cash impairment charge of $6.5 million, included in Loss on fair value measurements on the Consolidated Statements of Operations and Comprehensive Income. Edelman is reflected in the Lifestyle Segment operating results for 2019 (see Note 22). The decline in the fair value of the Edelman tradename was primarily attributable to weaker than expected revenue during the latter part of 2019, a corresponding reduction in future revenue expectations and a reduction in the royalty rate used for valuation purposes. The revenue reductions were primarily a result of lower sales of luxury products, an aging of Edelman showrooms, and the inability to replace private aviation customers with a comparable revenue stream.
There were no impairments of indefinite-lived intangible assets during 2018.
Amortization expense related to finite-lived intangible assets was $11.1 million, $8.9 million, and $8.9 million for the years ended December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020, the estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows (in millions):

Year Ending December 31,	Amount
2021	$10.3
2022	10.0
2023	9.8
2024	8.2
2025	6.9

8. OTHER CURRENT LIABILITIES
Other current liabilities are comprised of the following (in millions):

	December 31,
	2020	2019
Accrued employee compensation	$25.8	$37.4
Customer deposits	33.8	32.5
Warranty	10.5	10.1
Other	43.4	40.3
Other current liabilities	$113.5	$120.3

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

9. LEASES
The Company has commitments under operating leases for certain machinery and equipment, as well as manufacturing, warehousing, showroom and other facilities used in its operations. The Company has no finance leases. Excluding short-term leases, the Company’s leases have initial terms ranging from 1 to 16 years, most of which include options the Company may exercise to extend or renew the lease for 1 to 6 years, and some of which include options to terminate the leases with notification periods of up to 1 year. Certain lease agreements contain provisions for future rent increases. Payments due under lease contracts are fixed.
Lease cost recognized in the consolidated statements of operations for 2020 and 2019 is summarized as follows (in millions):

	Year ended December 31,
	2020	2019
Lease cost:
Operating lease cost	$33.0	$28.6
Short-term lease cost	4.2	3.3
Sublease income	(0.2)	(0.2)
Total lease cost	$37.0	$31.7
The Company recognized rent expense of $32.1 million for the year ended December 31, 2018.
Other lease information as of and for the years ended December 31, includes (dollars in millions):

	2020	2019
Weighted-average remaining lease term (in years)
Operating leases	7.2	5.9
Weighted-average discount rate
Operating leases	3.8%	4.9%

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$30.4	$29.0
ROU assets obtained in exchange for new operating lease liabilities:
Operating leases	$80.3	$15.8
As of December 31, 2020, maturities of the Company's operating lease liabilities are as follows (in millions):

2021	$33.7
2022	30.8
2023	27.9
2024	24.5
2025	18.4
Thereafter	59.1
Total lease payments	194.4
Less imputed interest	(26.0)
Present value of lease liability	$168.4
As of December 31, 2020, the Company has entered into operating leases that have not yet commenced, for which it will recognize ROU assets and lease liabilities of approximately $37.9 million. These leases will commence in 2021 with lease terms of 3 years to 11 years.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

10. PENSION AND OTHER POST-EMPLOYMENT BENEFITS
The Company had two domestic defined benefit pension plans and four plans providing for other post-employment benefits, including two medical and two life insurance coverage plans. One of the pension plans and one each of the medical and life insurance coverage plans covered eligible U.S. nonunion employees while the other pension plan and one each of the medical and life insurance coverage plans covered eligible U.S. union employees. The Company uses a December 31 measurement date for all of these plans.
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
The following table sets forth a reconciliation of the related benefit obligation and plan assets related to the benefits provided by the Company (in millions):

	Pension Benefits		Other Benefits
	2020	2019	2020	2019
Change in projected benefit obligation:
Projected benefit obligation at beginning of the period	$203.7	$243.6	$3.9	$3.6
Expected administrative expenses	0.8	1.7	—	—
Interest cost	5.5	9.0	0.1	0.1
Participant contributions	—	—	—	0.1
Actuarial loss	20.2	40.5	0.3	0.3
Benefits paid	(4.5)	(6.6)	(0.1)	(0.2)
Benefits paid related to settlement	(18.4)	(79.6)	—	—
Gain related to settlement	(0.4)	(2.9)	—	—
Administrative expenses paid	(0.5)	(2.0)	—	—
Projected benefit obligation at end of the period	206.4	203.7	4.2	3.9
Accumulated benefit obligation at end of the period	206.4	203.7	—	—
Change in fair value of plan assets:
Fair value of plan assets at beginning of the period	181.7	233.9	—	—
Actual return on plan assets	23.9	38.0	—	—
Employer contributions	—	—	0.1	0.1
Transfer to U.S. retirement savings plan	—	(2.0)	—	—
Participant contributions	—	—	—	0.1
Actual expenses paid	(0.5)	(2.0)	—	—
Benefits paid	(4.5)	(6.6)	(0.1)	(0.2)
Benefits paid related to settlement	(18.4)	(79.6)	—	—
Fair value of plan assets at the end of period	182.2	181.7	—	—
Funded status (underfunded)	$(24.2)	$(22.0)	$(4.2)	$(3.9)
Significant changes in the pension projected benefit obligation for the year ended 2020 include a $17.2 million actuarial loss attributable to the change in discount rate from 3.34% to 2.68%, a $4.4 million actuarial loss attributable to lump sum conversion assumption changes, and a $1.7 million actuarial gain due to the update to the generational mortality projection scale to reflect the most recently published scale adjusted for a ‘Slow Recovery’ improvement scale due to COVID-19.
Similarly, significant changes in the pension projected benefit obligation for the year ended 2019 include a $32.0 million actuarial loss attributable to the decrease in discount rate, an $8.2 million actuarial loss attributable to lump sum

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

conversion assumption changes, and a $0.6 million actuarial gain due to the update to the generational mortality projection scale to reflect the most recently published.
Assumptions used in computing the benefit obligation as of December 31, 2020 and 2019 were as follows:

	Pension Benefits		Other Benefits
	2020	2019	2020	2019
Discount rate	2.68%	3.34%	0.40% - 2.35%	2.02% -3.15%
Rate of compensation increase	N/A	N/A	N/A	N/A
The following table presents the fair value of the Company's pension plan investments as of December 31, 2020 and 2019 (in millions):

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Short-term investments	$7.5	$—	$—	$7.5
U.S. government securities	—	14.0	—	14.0
Corporate bonds	—	63.8	—	63.8
Total investments in the fair value hierarchy	7.5	77.8	—	85.3
Investments measured at net asset value	—	—	—	96.9
Total investments at fair value	$7.5	$77.8	$—	$182.2

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Short-term investments	$4.6	$—	$—	$4.6
U.S. government securities	—	19.8	—	19.8
Corporate bonds	—	57.9	—	57.9
Total investments in the fair value hierarchy	4.6	77.7	—	82.3
Investments measured at net asset value	—	—	—	99.4
Total investments at fair value	$4.6	$77.7	$—	$181.7
Short-term investments are primarily held in registered short-term investment vehicles which are valued using a market approach based on quoted market prices of similar instruments.
U.S. government securities and corporate bonds are primarily valued using a market approach with inputs that include broker quotes, benchmark yields, base spreads and reported observable trades for identical or comparable instruments.
Investments in comingled, common investment trust funds are carried at net asset value ("NAV") as a practical expedient to estimate fair value. The NAV is the total value of the fund divided by the number of shares outstanding. Adjustments to NAV, if any, are determined based on evaluation of data provided by fund managers, including valuation of the underlying investments derived using inputs such as cost, operating results, discounted future cash flows and market-based comparable data. In accordance with ASC 820-10, investments that are measured at NAV practical expedient are not classified in the fair value hierarchy; however, their fair value amounts are presented in these tables to permit reconciliation of the fair value hierarchy to the total plan assets disclosed in this footnote. Termination of investing in the common collective trust requires a 30-day notice period.
See Note 2 of the consolidated financial statements for the description of the levels of the fair value hierarchy.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

The following table sets forth the consolidated balance sheets presentation for components relating to the Company's pension and OPEB plans (in millions):

	Pension Benefits		Other Benefits
	2020	2019	2020	2019
Amounts recognized in the consolidated balance sheets consist of:
Other current liabilities	$—	$—	$(0.3)	$(0.3)
Pension Liability	(24.2)	(22.0)	—	—
Other noncurrent liabilities	—	—	(3.9)	(3.6)
Net amount recognized	$(24.2)	$(22.0)	$(4.2)	$(3.9)
Amounts recognized in accumulated other comprehensive income (loss) before taxes:
Net actuarial loss	$49.0	$49.2	$1.5	$1.1
Prior service (credit)	—	—	(1.4)	(1.5)
Net amount recognized	$49.0	$49.2	$0.1	$(0.4)
The following table sets forth changes in the benefit obligation before income taxes recognized in other comprehensive income for the Company's pension and OPEB plans (in millions):

	Pension Benefits		Other Benefits
	2020	2019	2020	2019
Net actuarial loss	$6.0	$15.1	$0.3	$0.3
Amortization of:
Prior service credit	—	—	0.2	0.7
Actuarial (loss) gain	(1.4)	(0.8)	—	(0.1)
(Loss) gain recognized related to settlement	(4.8)	(21.0)	—	0.2
Total recognized in OCI	$(0.2)	$(6.7)	$0.5	$1.1
The following table sets forth the components of the net periodic benefit cost (income) of the Company's pension and OPEB plans (in millions):

	Pension Benefits			Other Benefits
	2020	2019	2018	2020	2019	2018
Expected administrative expenses	$0.8	$1.7	$0.9	$—	$—	$—
Interest cost	5.5	9.0	10.2	0.1	0.1	0.1
Expected return on plan assets	(10.2)	(15.5)	(17.6)	—	—	—
Amortization of prior service credit	—	—	—	(0.2)	(0.7)	(0.7)
Recognized actuarial loss (gain)	1.4	0.8	1.0	—	0.1	(0.1)
Settlement-related expense (1)	4.8	21.0	5.7	—	(0.2)	—
Net periodic benefit cost (income)	$2.3	$17.0	$0.2	$(0.1)	$(0.7)	$(0.7)
(1)The Pension settlement charge for 2020 is related to cash payments for lump sum elections. The pension settlement charge for 2019 is comprised of two components. First, the Union Pension Plan terminated in 2019. As a result of the plan termination the plan settled all participant benefits, which triggered a settlement charge of $14.5 million in 2019. Second, the Nonunion Plan executed a lump sum window for both retirees and terminated vested participants. The lump sums paid to Nonunion participants caused a settlement charge of $6.6 million in 2019. The pension settlement charge for 2018 related to the purchase of annuities for certain plan retirees as well as cash payments for lump sum elections.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

Assumptions used to determine net periodic benefit cost for the years ended December 31, 2020, 2019, and 2018 were as follows:

	Pension Benefits			Other Benefits
	2020	2019	2018	2020	2019	2018
Discount rate	3.34%	4.37% - 4.46%	3.70% - 3.77%	2.02% - 3.15%	3.30% - 4.32%	2.48% - 3.66%
Expected return on plan assets	6.40%	4.60% - 7.10%	7.10%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
The expected long-term rate of return on assets is based on management's expectations of long-term average rates of return to be earned on the investment portfolio. In establishing this assumption, management considers historical and expected returns for the asset classes in which the plan assets are invested.
For purposes of measuring the benefit obligation associated with the Company's OPEB plans as of December 31, 2020, as well as the assumed rate for 2020, the following rates were assumed to affect the per capita costs of the following covered benefits:

	Benefit obligation		Net periodic benefit cost
	2020	2027 and thereafter	2020	2027 and thereafter
Healthcare	6.00%	4.50%	6.30%	4.50%
Prescription drug	7.90%	4.50%	8.40%	4.50%

The Company's pension plans' weighted-average asset allocations by asset category as of December 31, 2020 and 2019, were as follows:

	Plan Assets at December 31,
	2020	2019
Asset Category:
Fixed income funds	45%	46%
Return seeking (growth assets) funds	55%	54%
Total	100%	100%
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

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

The Company expects to contribute $0.3 million to its OPEB plans in 2021. Currently, no contributions are expected in 2021 for the Company's nonunion pension plan. Estimated future benefit payments under the pension and OPEB plans are as follows (in millions):

	Pension Benefits	Other Benefits
2021	$12.9	$0.3
2022	12.9	0.3
2023	12.7	0.3
2024	12.6	0.3
2025	12.6	0.3
2026 - 2030	56.2	1.3
The Company also sponsors 401(k) retirement savings plans for all U.S. associates. Under the 401(k) retirement savings plans, participants may defer a portion of their earnings up to the annual contribution limits established by the Internal Revenue Service, and the Company matches a portion of the participant's deferral up to a maximum of 3% of the participant's salary. The Company also may make profit-sharing contributions based on the Company's financial performance. The Company's total expense under the 401(k) plans for U.S. employees was $1.6 million for 2020, $4.3 million for 2019 and $3.9 million for 2018. During 2020, the Company suspended employer 401(k) match contributions, which resulted in a reduction of expense. Employees of the Canadian, Belgium, Denmark and United Kingdom operations also participate in defined contribution pension plans sponsored by the Company. The Company's expense related to these plans for 2020, 2019, and 2018 was $1.2 million, $1.8 million, and $1.7 million, respectively.
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
Recurring Fair Value Measurements
The Company measures certain financial liabilities at fair value on a recurring basis. The following table summarizes the valuation of those liabilities as of the dates presented (in millions):

	Fair Value as of December 31, 2020				Fair Value as of December 31, 2019
Description:	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate swap	$—	$9.0	$—	$9.0	$—	$6.6	$—	$6.6
Contingent consideration obligations (1)	—	—	14.5	14.5	—	—	2.0	$2.0
(1)In connection with the acquisition of Fully in August 2019, the Company is contingently liable to make additional payments in the form of consideration based upon the achievement of certain performance targets. The maximum amount of contingent consideration that could be earned through 2023 is $15.0 million.
Interest Rate Swap
The fair value of the interest rate swap is based on observable prices as quoted for receiving the variable one-month London Interbank Offered Rates (LIBOR) and paying fixed interest rates and therefore is classified as Level 2 within the fair value hierarchy.
Contingent Consideration Obligation
The fair value measurement of the Company’s contingent consideration obligations is based on significant, unobservable inputs for which little or no market data exists, and thus represents a Level 3 measurement. The contingent consideration obligations are revalued each reporting period, with changes in fair value recognized in the consolidated statements of operations. The valuation inputs utilized to estimate the fair value of the contingent consideration obligations as of December 31, 2020, included a discount rate of 2.5%, Fully's net sales and earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the year ended December 31, 2020, and projections related to Fully's net sales and EBITDA for each of the calendar years 2021 through 2023.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

For the year ended December 31, 2020, the $12.5 million change in the fair value of the Company’s contingent consideration obligations was primarily due to changes in expectations related to the achievement of the applicable performance targets. The emergent and seemingly durable shift to a significant “Work-from-home” (“WFH”) paradigm, catalyzed in large measure by restrictions placed on business operations and movement generally by state and local governments throughout 2020, aligns well with Fully’s WFH product portfolio and e-commerce capabilities. As of December 31, 2020, $1.2 million of the contingent consideration obligation is classified as current and is included in Other current liabilities, while the remaining $13.3 million is included in Other non-current liabilities on the consolidated balance sheets.
There were no additional assets and/or liabilities recorded at fair value on a recurring basis as of December 31, 2020 or 2019.
Assets Measured at Fair Value on a Nonrecurring Basis
The following table presents the impairment losses on assets that were measured at estimated fair value on a nonrecurring basis (in millions):

	Estimated Fair Value (Level 3) at measurement date (2)	Impairment recognized during the year ended (1)
December 31, 2020
Tradename - DatesWeiser	$0.9	$1.4

December 31, 2019
Tradename - Edelman Leather	—	6.5
(1)See Note 7 for additional information on impairments to tradenames.
(2)The estimated fair values of the impaired assets were based on significant inputs that were not observable in the market and are considered to be Level 3 inputs (see Note 2).
Other than the fair value measurements applied to the DatesWeiser and Edelman tradenames, the Company did not have any non-recurring fair value measurements during 2020, 2019 or 2018.

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
Cash flow hedge
In January 2018, the Company entered into an interest rate swap contract, which is designated as a cash flow hedge of the forecasted interest payments associated with a portion of the Company's variable rate debt. The interest rate swap hedges one-month LIBOR, which effectively converts a portion of the variable rate debt to a fixed interest rate. The interest rate swap was effective as of December 31, 2018, matures January 23, 2023 and carries a fixed rate of 2.63%. As of December 31, 2020, the interest rate swap has a notional amount of $200.0 million, which decreases over time by $50 million increments as follows:

Period	Notional Amount (in millions)
December 31, 2020 - December 30, 2021	$200
December 31, 2021- December 29, 2022	$150
December 30, 2022 - January 23, 2023	$100
The following table summarizes the fair value of the Company’s derivative instrument, as well as the location of this instrument on the Consolidated Balance Sheets as of the dates presented (in millions):

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

		December 31,
Derivatives designated as hedging instruments	Balance Sheet Location	2020	2019
Derivative liabilities:
Interest rate swap	Other current liabilities	$5.1	$2.6
Interest rate swap	Other noncurrent liabilities	3.9	4.0
Total derivative liabilities		$9.0	$6.6
The fair value of the swap recorded in Accumulated Other Comprehensive Loss ("AOCL") may be recognized in the Consolidated Statement of Operations if certain terms of the agreement change, are modified or if the loan is extinguished. As of December 31, 2020, there was no hedge ineffectiveness associated with the Company’s interest rate swap and no portion of the cash flow hedge is excluded from the assessment of effectiveness. The Company reclassified $5.1 million from AOCL to interest expense within the Consolidated Statement of Operations during the year ended December 31, 2020. Based on the forward interest rate curve in place as of December 31, 2020, the Company expects to reclassify an additional $5.1 million of unrealized losses related to its cash flow hedge from AOCL into earnings over the next twelve months.
13. INDEBTEDNESS
The following table summarizes the Company's long-term debt as of the dates presented (in millions):

		December 31,
	Maturities	2020	2019
Revolving credit facility	August 2024	$61.0	$138.5
U.S. term loan	2021 - 2024	196.2	228.1
Multi-currency term loans	2021 - 2024	56.0	83.7
Total long-term debt		313.2	450.3
Less: Current maturities of long-term debt		14.6	17.1
Less: Unamortized debt issuance costs		3.4	4.3
Long-term debt, net		$295.2	$428.9
Credit Facility
On August 21, 2020, the Company entered into the Second Amendment to the Third Amended and Restated Credit Agreement (the "Credit Agreement Amendment"), dated as of January 23, 2018, as previously amended by the First Amendment to the Third Amended and Restated Credit Agreement, dated as of August 26, 2019 (together, as amended, the "Credit Agreement"). The Credit Agreement Amendment, among other things, relaxed certain requirements or constraints under which affirmative covenants related to net leverage ratios are determined. In connection with the closing of the Credit Agreement Amendment, a covenant was added requiring the Company to make partial prepayments of term-loan principal in the amount of $50.0 million, all of which were made during the third quarter of 2020.
Borrowings under the revolving credit facility (the "Revolver") and the term loan facilities bear interest, at the Company’s election, at either (i) the Eurocurrency Rate (as defined in the Credit Agreement), plus a spread based on the Company’s leverage ratio or (ii) the Base Rate (as defined in the Credit Agreement), which is a fluctuating rate equal to the highest of (a) the prime rate announced from time-to-time by Bank of America, (b) the Federal Reserve System’s federal funds rate, plus 0.50% and (c) the Eurocurrency Rate, plus 1.00%.
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

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

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
The Credit Agreement requires the Company to comply with various affirmative and negative covenants, including, without limitation (i) covenants to maintain a minimum specified interest coverage ratio and maximum specified net leverage ratio (or under certain circumstances, a maximum specified net secured leverage ratio), and (ii) covenants that prevent or restrict the Company’s ability to pay dividends, engage in certain mergers or acquisitions, make certain investments or loans, incur future indebtedness, engage in sale-leaseback transactions, alter its capital structure or line of business, prepay subordinated indebtedness, engage in certain transactions with affiliates and sell stock or assets. At December 31, 2020, the Company was in compliance with all covenants applicable to its credit facility.
Revolver
The commitments and available borrowing capacity under the Revolver were as follows as of the dates presented:

	Commitments	Outstanding Borrowings	Letter of Credit Outstanding	Borrowing Capacity (1)
December 31, 2020	$400.0	$61.0	$5.1	$333.9
December 31, 2019	$400.0	$138.5	$5.1	$256.4
(1)The Company's actual borrowing availability under the Revolver as of December 31, 2020 is constrained by certain financial covenants.
At December 31, 2020, borrowings under the Revolver include $61.0 million at a weighted-average LIBOR rate of 1.65%. At December 31, 2019, borrowings under the Revolver included $10.0 million at a base rate of 5.25% and $128.5 million at a weighted-average LIBOR rate of 3.27%. As of December 31, 2020 and 2019, letters of credit issued under the Revolver incurred interest at the rate of 1.50%, while commitment fees on the undrawn portion of the Revolver were charged at the rate of 0.225%.
Borrowings under the Revolver may be repaid at any time, but no later than at maturity in August 2024. The Company retains the right to terminate or reduce the size of the Revolver at any time.
Term Loan Facilities
As of December 31, 2020, the U.S term loan ("USTL") and multi-currency term loans ("MCTL") incurred interest at the rate of 1.65% and 1.50%, respectively. As of December 31, 2019, the USTL and MCTL incurred interest at the rate of 3.30% and 1.50%, respectively. The Eurocurrency rates used for the U.S. dollar-denominated term loan and the Euro-denominated term loans are one-month LIBOR and one-month or three-month Euribor, respectively. Prior to the execution of the Credit Agreement Amendment, amortization of term loan principal on both the USTL and the MCTL was required in equal quarterly installments at the rate of 5% per annum, as applied to the size of each facility as provided for in the Third Amended and Restated Credit Agreement, with the remaining balance due upon maturity. Pursuant to the Credit Agreement Amendment and the pro rata application of the partial prepayments of term-loan principal in the amount of $50.0 million during the third quarter of 2020, quarterly principal amortization payments on the USTL and the MCTL are required in the approximate fixed amounts of $2.8 million and €0.7 million, respectively. The remaining balance is still due upon maturity.
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

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

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
Maturities
As of December 31, 2020, the Company's contractual maturities of its debt are as follows (in millions):

2021	$14.6
2022	14.6
2023	14.6
2024	269.4
Total	$313.2
Deferred Financing Fees
Amortization expense related to deferred financing fees, recognized as a component of interest expense in the consolidated statements of operations, was $0.9 million, $1.0 million and $1.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.
In connection with the Credit Agreement Amendment executed in the third quarter of 2020, the Company incurred $0.3 million of debt issuance costs, which were capitalized and are being amortized through August 2024. The Company recorded a loss on extinguishment of debt of approximately $0.2 million related to the write-down of the balance of the unamortized costs associated with the partial prepayments of term-loan principal noted above.
During 2019 and 2018, the Company recorded losses on extinguishment of debt of approximately $0.4 million and $1.4 million, respectively, related to amendments to its Credit Agreement.
14. COMMITMENTS AND CONTINGENT LIABILITIES
Litigation
The Company is currently involved in matters of litigation and legal proceedings, including environmental contingencies, arising in the ordinary course of business. The Company accrues for such matters when expenditures are probable and reasonably estimable. Based upon information presently known, management is of the opinion that such litigation, either individually or in the aggregate, will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.
Warranty
The Company provides for estimated product warranty expenses, which are included in other current liabilities, when related products are sold. Because warranty estimates are forecasts that are based on the best available information, primarily historical claims experience, future warranty claims may differ from the amounts provided.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

Changes in the warranty reserve are as follows (in millions):

	2020	2019	2018
Balance, beginning of the year	$10.1	$9.6	$9.2
Provision for warranty claims	6.5	8.4	7.7
Warranty claims settled	(6.1)	(7.8)	(7.9)
Warranties acquired through business acquisition	—	—	0.6
Foreign currency translation adjustment	—	(0.1)	—
Balance, end of the year	$10.5	$10.1	$9.6

15. RESTRUCTURING AND OTHER COST REDUCTION INITIATIVES
In January 2020, the Company announced its plan to consolidate its manufacturing footprint in North America, resulting in the closure of the Grand Rapids, Michigan manufacturing facility (“Grand Rapids”). The closure was part of an initiative to optimize the Company’s North American manufacturing operations. In June 2020, the Company sold its Grand Rapids land and building assets for $12.9 million and received cash proceeds of approximately $12.2 million, net of transaction costs and customary closing adjustments. The Company recognized a gain on sale of approximately $1.2 million, which is netted against Restructuring charges on the accompanying Consolidated Statement of Operations. Concurrent with the sale, the Company entered into a lease agreement under which the Company arranged to lease back certain zoned premises within the facility for various terms, none of which extend beyond August 2021, and the majority of which expired as of December 31, 2020.
As of December 31, 2020, all production has been migrated from Grand Rapids to the Company’s other North American facilities. Other restructuring actions the Company initiated during 2020 relate to supply chain optimization, which are expected to be completed by the end of 2021. The Company’s existing manufacturing operations in East Greenville, Pennsylvania; Muskegon, Michigan; and Toronto, Ontario (Canada) are not otherwise impacted by the restructuring plan.
In addition to the restructuring actions noted above, under which approximately 70 positions were eliminated on a net basis, the Company has executed certain other cost reduction initiatives in May and October in response to the current economic environment from COVID-19 resulting in the elimination of approximately 500 positions. Further, management approved plans to close five of its North American Office showrooms. In connection with these facilities-related actions, the Company estimates that it will incur an additional $7.6 million of cash charges, $5.0 million of which is attributable to the showroom closures, and $2.6 million of which is attributable to supply chain optimization. The Company expects the plan to be fully executed by the end of 2021.
Between the restructuring actions and other initiatives noted above, the Company expects to incur total charges of approximately $36.7 million, comprised of severance and other one-time termination benefits, facilities-related charges and other associated costs. The Company anticipates making cash payments totaling approximately $31.2 million, approximately $6.0 million of which will be paid subsequent to 2020.
During the period ended December 31, 2020, the Company recognized restructuring charges of $28.5 million, attributable to the Office and Lifestyle segments in the amounts of $20.3 million and $0.8 million, respectively, and to Corporate in the amount of $7.4 million. The restructuring charges have been recognized between operating expenses and Cost of sales in the amounts of $27.1 million and $1.4 million, respectively, on the accompanying Consolidated Statement of Operations. The restructuring charge of $1.4 million included in Cost of sales represents non-cash items related to abandoned equipment and inventory write-downs, which is not reflected in the table below.
Changes in restructuring and exit activity-related obligations during the year ended December 31, 2020 are summarized as follows:

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

	North America Operations Optimization	Workforce Reduction and Other Cost Initiatives	Total
Balance as of December 31, 2019	$—	$0.2	$0.2
Provisions and accruals	14.1	13.0	27.1
Cash payments	(14.0)	(11.2)	(25.2)
Balance as of December 31, 2020	$0.1	$2.0	$2.1
The restructuring reserve is classified as current and is included in Other current liabilities on the Consolidated Balance Sheets.
16. STOCK-BASED COMPENSATION
The Company sponsors several stock compensation plans (collectively, the "Stock Compensation Plans") under which awards denominated or payable in shares, units or options to purchase shares of Knoll common stock may be granted to officers, certain other employees, directors and consultants of the Company. As of December 31, 2020, there were approximately 0.9 million shares authorized and available for issuance pursuant to the Stock Compensation Plans. Equity awards are granted under the Stock Compensation Plans based upon terms and conditions established by the Compensation Committee of the Company's Board of Directors (the "Committee").
For the years ended December 31, 2020, 2019, and 2018, the Company recognized tax benefits related to stock-based compensation costs of $3.4 million, $2.8 million and $2.3 million, respectively.
As of December 31, 2020, unrecognized compensation cost related to all unvested equity awards was $18.1 million, the vast majority of which relates to unvested restricted shares and restricted stock units. This expense is expected to be recognized over a weighted-average period of 1.9 years.
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
The following table summarizes activity during 2020 with respect to restricted shares (shares in thousands):

	Restricted Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2019	896	$21.27
Granted	937	$20.64
Forfeited	(109)	$20.74
Vested	(228)	$22.25
Outstanding at December 31, 2020	1,496	$20.76
The fair value of restricted shares that vested during 2020, 2019 and 2018 was $4.8 million, $5.0 million, $7.4 million, respectively.
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

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

During the third quarter of 2020, the Company amended the terms of certain PBRSUs granted in 2019 by (i) extending the performance period by one calendar year to December 31, 2023, and (ii) reducing the applicable cumulative performance target by approximately 30%. There was no incremental cost recognized at the modification date as a result of these amendments.
The estimated fair values of MBRSUs are initially determined on the grant date using a Monte Carlo simulation model. The Company's assumptions used as inputs into the valuation process are based on the expected life, which matches the applicable vesting period.
The following weighted-average assumptions were used as inputs into the valuation of the MBRSUs granted during the fiscal years indicated:

	2020	2019	2018
Weighted-average grant date fair value	$11.46	$14.75	$13.87
Assumptions used to compute fair value :
Volatility	28.3%	28.6%	27.3%
Risk free interest rate	1.3%	2.5%	2.3%
Expected life	3 years	3 years	3 years
Expected dividend yield	3.1%	2.9%	2.8%
The following table summarizes activity during 2020 with respect to RSUs (units in thousands):

	PBRSUs	Weighted-Average Grant Date Fair Value	MBRSUs	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2019	594	$21.07	289	$13.30
Granted	191	$21.00	125	$11.46
Vested	(119)	$21.97	(79)	$10.51
Forfeited (1)	(116)	$19.57	(24)	$13.30
Outstanding at December 31, 2020 (1)	550	$19.62	311	$13.26
(1)The weighted-average grant date fair values of PBRSUs forfeited in 2020 and outstanding as of December 31, 2020, reflect the modifications noted above.
The fair value of RSUs that vested and settled in shares during 2020, 2019 and 2018 was $4.9 million, $1.9 million, and $1.4 million, respectively.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

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
The following table summarizes activity during 2020 with respect to stock options (shares in thousands):

	Shares under Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	110	$20.83
Granted	—	—
Outstanding at December 31, 2020	110	$20.83	7.1	$—
Exercisable at December 31, 2020	20	$22.59	2.6	$—
The weighted-average grant-date fair value of options granted during the years ended December 31, 2019 and 2018 was $4.65 and $4.01 per option, respectively. There were no options granted in 2020. No options were exercised during 2020, 2019 or 2018. The total grant-date fair value of options that vested during 2019 was less than $0.1 million. There were no options that vested in 2020 or 2018.
17. STOCKHOLDERS' EQUITY
Common Stock
The following table presents the change in the number of shares of common stock outstanding during the years ended December 2020, 2019, and 2018 (table in thousands and is inclusive of non-voting restricted shares):

Shares outstanding as of December 31, 2017	49,339
Shares issued under stock incentive plans, net of forfeitures and surrenders to pay applicable taxes	92
Shares outstanding as of December 31, 2018	49,431
Shares issued under stock incentive plans, net of forfeitures and surrenders to pay applicable taxes	344
Shares outstanding as of December 31, 2019	49,775
Shares issued under stock incentive plans, net of forfeitures and surrenders to pay applicable taxes	870
Shares outstanding as of December 31, 2020	50,645
Treasury Stock (in thousands)
As of December 31, 2020 and 2019, the Company held 16,813 and 16,521 treasury shares, respectively. The Company records repurchases of its common stock for treasury at cost.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in AOCL by component during the years presented (in millions):

	Unrealized gains (losses) on Interest Rate Swaps	Foreign Currency Translation Adjustment	Foreign Currency Translation Adjustment on Long-term Intercompany Notes	Pension and Other Post-Employment Liability Adjustment	Total
Balance as of December 31, 2017	$—	$(5.6)	$—	$(38.2)	$(43.8)
Other comprehensive loss before reclassifications	(1.6)	(13.2)	(8.1)	(2.4)	(25.3)
Amounts reclassified from AOCL	—	—	—	5.9	5.9
Net other comprehensive income (loss) before income tax	(1.6)	(13.2)	(8.1)	3.5	(19.4)
Income tax benefit (expense)	0.4	—	—	(0.9)	(0.5)
Other comprehensive income (loss)	(1.2)	(13.2)	(8.1)	2.6	(19.9)
Adoption of ASU 2018-02	—	—	—	(4.7)	(4.7)
Balance as of December 31, 2018	$(1.2)	$(18.8)	$(8.1)	$(40.3)	$(68.4)
Other comprehensive income (loss) before reclassifications	(6.0)	3.2	(4.9)	(15.4)	(23.1)
Amounts reclassified from AOCL	1.1	—	—	21.0	22.1
Net other comprehensive income (loss) before income tax	(4.9)	3.2	(4.9)	5.6	(1.0)
Income tax benefit (expense)	1.3	—	—	(1.3)	—
Other comprehensive income (loss)	(3.6)	3.2	(4.9)	4.3	(1.0)
Balance as of December 31, 2019	$(4.8)	$(15.6)	$(13.0)	$(36.0)	$(69.4)
Other comprehensive income (loss) before reclassifications	(7.5)	7.7	18.0	(6.3)	11.9
Amounts reclassified from AOCL	5.1	—	—	6.0	11.1
Net other comprehensive income (loss) before income tax	(2.4)	7.7	18.0	(0.3)	23.0
Income tax benefit	0.5	—	—	0.1	0.6
Other comprehensive income (loss)	(1.9)	7.7	18.0	(0.2)	23.6
Balance as of December 31, 2020	$(6.7)	$(7.9)	$5.0	$(36.2)	$(45.8)
The following pension and OPEB reclassifications were made from AOCL into earnings during the periods presented (in millions):

	Year Ended December 31,
	2020	2019	2018
Amortization of pension and other post-employment liability adjustments
Prior service credits (1)	$0.2	$0.7	$0.7
Actuarial losses (1)	(1.4)	(0.9)	(0.9)
Pension settlement charges	(4.8)	(20.8)	(5.7)
Total before tax	(6.0)	(21.0)	(5.9)
Tax (benefit)	(1.6)	(5.5)	(1.5)
Net of tax	$(4.4)	$(15.5)	$(4.4)
(1)These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension costs. See Note 10 for additional information.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

18. PREFERRED STOCK
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
The Series A Preferred Stock will rank senior to the Company’s common stock, par value $0.01 per share (the “Common Stock”), with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Series A Preferred Stock will have a liquidation preference of $1,000 per share. Holders of the Series A Preferred Stock will be entitled to a cumulative dividend at the rate of 4.5% per annum, payable quarterly in arrears. The Company may elect, at its sole discretion, to pay dividends in cash or as a dividend in-kind with additional shares of Series A Preferred Stock having value equal to the amount of accrued dividends until the two years anniversary of the Closing Date, after which the Company must pay dividends in cash.
The Series A Preferred Stock will be convertible at the option of the holders thereof at any time into shares of Common Stock at a fixed conversion price of $16.75 per share of Series A Preferred Stock, subject to certain anti-dilution adjustments. At any time after the two-year anniversary of the Closing Date, if the volume weighted-average price of the Common Stock exceeds $29.3125 per share (subject to adjustment in certain cases) for at least 20 trading days in any period of 30 consecutive trading days, the Company may elect to convert all or a portion of the Series A Preferred Stock into shares of Common Stock.
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

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

Registration Rights
The Buyer and its affiliates will have certain customary registration rights with respect to shares of Common Stock held by the Buyer, including any Common Stock issued upon any future conversion of the Series A Preferred Stock, pursuant to the terms of a Registration Rights Agreement.
The following table presents a roll-forward of the Company's preferred stock for the periods presented (in millions, except shares, which are in thousands):

	Shares	Par	Additional Paid in Capital	Total
Balance at December 31, 2019	—	$—	$—	$—
Preferred stock issued	164	0.2	161.6	161.8
Dividends declared and paid in kind	3	—	3.3	3.3
Balance at December 31, 2020	167	$0.2	$164.9	$165.1
19. EARNINGS PER SHARE
Basic earnings per share ("EPS") is computed by dividing net earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. The Company’s Series A Preferred Stock shares are considered participating securities, as these securities have non-forfeitable rights to participating dividends (as defined in the Investment Agreement) if and to the extent that the Company pays any participating dividends, and thus require the two-class method of computing EPS. Under the two-class method, all earnings (distributed and undistributed) are allocated between the common shares and the participating securities. For the year ended December 31, 2020, there were no undistributed earnings allocated to the participating securities.
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
The following table sets forth the computation of basic and diluted EPS for the periods presented (in millions):

	Years ended December 31,
	2020	2019	2018
Numerator:
Net earnings	$7.7	$67.5	$73.3
Less: Preferred stock dividends	$(3.3)	$—	$—
Net earnings available to common stockholders (Basic and Diluted)	$4.4	$67.5	$73.3

Denominator: (shares in thousands)
Denominator for basic EPS - weighted-average shares	49,077	48,846	48,657
Potentially dilutive shares issuable under stock compensation plans (1)	453	611	561
Denominator for diluted EPS - weighted-average shares	49,530	49,457	49,218

Net earnings per share:
Basic	$0.09	$1.38	$1.51
Diluted	$0.09	$1.36	$1.49
(1)For the year ended December 31, 2020, an aggregate of 0.3 million potentially dilutive securities representing options to purchase common stock and unvested shares of restricted stock, and common shares issuable upon assumed conversion of the Series A Preferred Stock totaling 4.4 million shares had the effect of being anti-dilutive and were excluded from the computation of diluted EPS. For the year ended December 31, 2018, less than 0.1 million of potentially dilutive securities representing options to purchase common stock were excluded from the computation of diluted EPS on account of being anti-dilutive. There were no exclusions for the year ended December 31, 2019.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

20. INCOME TAXES
The source of earnings before income taxes consisted of the following (in millions):

	Year Ended December 31,
	2020	2019	2018
U.S. operations	$(21.2)	$50.9	$67.3
Foreign operations	28.1	40.0	30.9
Total	$6.9	$90.9	$98.2
Income tax expense (benefit) is comprised of the following (in millions):

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$(9.3)	$8.5	$4.3
State	(1.0)	5.3	2.1
Foreign	5.2	10.9	13.7
Total current	$(5.1)	$24.7	$20.1
Deferred:
Federal	3.4	(0.7)	6.3
State	(0.5)	(0.4)	0.9
Foreign	1.4	(0.2)	(2.4)
Total deferred	4.3	(1.3)	4.8
Income tax expense (benefit)	$(0.8)	$23.4	$24.9
On March 27, 2020, the U.S. federal government enacted tax legislation under the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") in response to the economic impacts of the spread of COVID-19. The CARES Act provides, among other things, relief to corporate taxpayers by permitting additional carryback allowances for net operating losses ("NOLs") generated in tax years 2018 through 2020, and additional depreciation deductions related to qualified improvement property. The CARES Act also provides for changes to the limitations on interest expense deductibility for tax years beginning in 2019 and 2020.
The following table sets forth a reconciliation of the U.S. statutory federal income tax rate to the Company's effective income tax (benefit) rate for the following annual periods:

	2020	2019	2018
Federal statutory tax rate	21.0%	21.0%	21.0%
Increase (decrease) in the tax rate resulting from:
State taxes, net of federal effect	(15.4)%	4.2%	2.4%
Foreign operations, net (1)	19.3%	3.2%	0.7%
Research and development tax credits	(16.4)%	(1.1)%	(1.1)%
Nondeductible interest	9.9%	0.8%	0.8%
Nondeductible officers' compensation	13.6%	0.7%	0.7%
Impact of the Tax Cuts and Jobs Act of 2017 (2)	—%	—%	(2.9)%
Impact of the CARES Act (3)	(49.6)%	—%	—%
Return to provision adjustments	24.1%	(3.7)%	1.1%
Change in valuation allowance against deferred tax assets	(11.2)%	(0.3)%	—%
Other (4)	(6.0)%	1.0%	2.7%
Effective tax (benefit) rate	(10.7)%	25.8%	25.4%
(1)Includes the tax effects of income tax rate differentials, deductions and credits applicable to the operations of the Company's foreign subsidiaries.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

(2)During 2018, the Company reversed a provisional amount recorded in December 2017 (the month in which the Tax Cuts and Jobs Act was enacted) related to withholding taxes on the repatriation of certain foreign earnings, effectively resulting in a tax benefit of $1.7 million.
(3)Primarily reflects the benefit derived from carrying back the domestic NOL generated in 2020 to the 2015 tax year.
(4)Primarily reflects the tax effects of certain nondeductible items (not separately stated above).

The following table sets forth the tax effects of temporary differences that give rise to the Company's deferred tax assets and liabilities (in millions):

	December 31,
	2020	2019
Deferred tax assets
Accounts receivable, principally due to allowance for doubtful accounts	$1.8	$1.4
Inventories	7.0	5.9
NOL carryforwards	6.3	5.0
Operating lease liabilities	35.9	25.3
Accrued pension	6.3	5.8
Stock-based compensation	5.3	4.8
Compensation-related accruals	0.1	1.2
Warranty	2.7	2.7
OPEB obligation	1.1	1.0
Accrued liabilities and other items	5.5	4.5
Gross deferred tax assets	$72.0	$57.6
Valuation allowance	(3.8)	(4.3)
Net deferred tax assets	68.2	53.3
Deferred tax liabilities:
ROU assets	(30.9)	(21.5)
Intangibles	(94.6)	(92.3)
Plant and equipment	(33.8)	(24.5)
Gross deferred tax liabilities	(159.3)	(138.3)
Net deferred tax liabilities	$(91.1)	$(85.0)
As of December 31, 2020, to the extent the Company’s earnings attributable to its foreign subsidiaries are not considered permanently reinvested, a deferred tax liability for the tax consequences of remitting the accumulated earnings has been provided in the financial statements.
As of December 31, 2020, the Company had NOL carryforwards of approximately $18.3 million between the United Kingdom and Germany. These NOL carryforwards do not expire. The Company regularly evaluates positive and negative evidence as it relates to realizability of deferred tax assets in each jurisdiction. The Company continues to carry a valuation allowance against the deferred tax asset associated with the NOL carryforwards from operations in Germany due to the uncertainty of its realization, either in whole or in part. As of December 31, 2020, the Company recorded a deferred tax asset of $1.2 million for U.S. state and local NOLs, net of the federal effect. The state NOL deferred tax asset relates to multiple jurisdictions and the NOLs expire in various years beginning in 2023.
The following table summarizes the activity related to the Company's deferred tax asset valuation allowance and the changes therein during the periods presented (in millions):

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

	Balance at Beginning of Year	Releases (tax benefit recognized) (1)	Other(2)	Balance at End of Year
Year ended December 31, 2018	$4.8	$—	$—	$4.8
Year ended December 31, 2019	4.8	(0.2)	(0.3)	4.3
Year ended December 31, 2020	4.3	(0.8)	0.3	3.8
(1)During 2020 and 2019, the valuation allowance related to the NOL carryforward from operations in Germany was partially released.
(2)Primarily foreign exchange impact

The following table presents a reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the periods presented (in millions):

	2020	2019	2018
Balance, beginning of the year	$0.8	$0.9	$0.9
Additions for tax position related to the current year	—	—	0.1
Lapse of statute of limitations	(0.1)	(0.1)	(0.1)
Balance, end of the year	$0.7	$0.8	$0.9
All of the unrecognized tax benefits as of December 31, 2020, if recognized, would affect the Company's effective tax rate. The amounts of income tax-related interest and penalties recognized in the Consolidated Statements of Operations were not significant for the years ended December 31, 2020 and 2019, and 2018.
As of December 31, 2020, the Company is subject to U.S. Federal Income Tax examination for the tax years 2017 through 2020, and to non-U.S. income tax examination for the tax years 2013 to 2020. In addition, the Company is subject to state and local income tax examinations for the tax years 2016 through 2020.
21. OTHER INCOME, NET
The components of other income, net are as follows (in millions):

	Years Ended December 31,
	2020	2019	2018
Foreign exchange losses (gains)	$1.8	$1.5	$(2.0)
Net periodic pension and OPEB benefit credit	(3.4)	(6.4)	(7.1)
Other, net	0.1	1.1	(0.5)
Other income, net	$(1.5)	$(3.8)	$(9.6)

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

22. SEGMENT AND GEOGRAPHIC REGION INFORMATION
The tables below present the Company’s segment information (in millions):

	2020	2019	2018
SALES
Office	$775.7	$873.8	$797.1
Lifestyle	460.7	554.3	505.2
Corporate	—	—	—
Knoll, Inc.	$1,236.4	$1,428.1	$1,302.3
INTERSEGMENT SALES (1)
Office	$0.5	$2.1	$1.6
Lifestyle	9.0	9.9	10.8
Corporate	—	—	—
Knoll, Inc.	$9.5	$12.0	$12.4
DEPRECIATION AND AMORTIZATION
Office	$27.1	$23.9	$20.7
Lifestyle	15.9	14.1	12.9
Corporate	0.3	0.5	0.6
Knoll, Inc.	$43.3	$38.5	$34.2
OPERATING PROFIT
Office (2)	$8.4	$64.2	$49.5
Lifestyle (3)	56.9	90.2	90.0
Corporate (3)	(37.7)	(24.6)	(24.3)
Knoll, Inc.(4)	$27.6	$129.8	$115.2
CAPITAL EXPENDITURES (5)
Office	$28.6	$36.1	$32.7
Lifestyle	11.3	14.7	8.3
Corporate	1.1	1.1	0.9
Knoll, Inc.	$41.0	$51.9	$41.9
(1)Intersegment sales are presented on a cost-plus basis which takes into consideration the effect of transfer prices between legal entities.
(2)Reflects pension settlement charges of $4.8 million, $21.0 million, and $5.7 million during 2020, 2019, and 2018, respectively; restructuring charges of $20.3 million, $0.8 million, and $2.6 million during 2020, 2019, and 2018, respectively; a $12.4 million loss on fair value remeasurement of contingent consideration and a $1.4 million intangible asset impairment charge during 2020.
(3)Lifestyle and Corporate results for 2020 reflect restructuring charges of $0.8 million and $7.4 million, respectively. Lifestyle results for 2019 reflect a $6.5 million intangible asset impairment charge. Lifestyle and Corporate results for 2018 reflect charges of $0.6 million and $1.3 million, respectively, related to the acquisition of Muuto.
(4)The Company does not allocate interest expense or other (income) expense, net to the reportable segments.
(5)The amounts reported above do not account for the change in accrued capital costs during the years ended December 31, 2020, 2019 or 2018.
Many of the Company's facilities manufacture products for both reportable segments. Therefore, it is impractical to disclose asset information on a segment basis.

KNOLL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

	United States	Canada	Europe	Other	Consolidated
2020
Sales	$1,013.6	$31.6	$190.8	$0.4	$1,236.4
Property, plant, and equipment, net	186.8	28.9	21.4	—	237.1
2019
Sales	$1,183.6	$37.2	$206.9	$0.4	$1,428.1
Property, plant, and equipment, net	191.3	28.9	18.8	—	239.0
2018
Sales	$1,066.8	$37.3	$197.4	$0.8	$1,302.3
Property, plant, and equipment, net	172.7	26.9	15.4	—	215.0

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. We, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report (December 31, 2020) ("Disclosure Controls"). Based upon the Disclosure Controls evaluation, our principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Our management assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, the Company’s independent registered public accounting firm, as stated in their report included in Item 8, “Financial Statements and Supplementary Data.”
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Knoll, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Knoll, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Knoll, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements of the Company and our report dated March 1, 2021 expressed an unqualified opinion thereon.
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
March 1, 2021

ITEM 9B.    OTHER INFORMATION
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 relating to directors, director nominees and executive officers of the registrant is incorporated by reference from the information under the captions “Board of Directors,” “Election of Directors,” “Executive Officers,” “Board Meetings and Committees,” and “Code of Ethics,” contained in our Proxy Statement for our 2021 Annual Meeting of Stockholders (the “Proxy Statement”).
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
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans

	Equity Compensation Plan Information As of December 31, 2020
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:			941,192
Stock options	110,000	$20.83	—
Restricted stock units	860,931	—	—
Equity compensation plans not approved by security holders (1)	296,554	—	—
Total	1,267,485		941,192
(1)Represents performance-based restricted shares awarded in connection with the Fully acquisition, the shares of which were granted and approved by the Company's Board of Directors in reliance on the inducement award exemption under NYSE's Listed Company Manual Rule 303A.08.
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

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)Documents filed as part of this Form 10-K:

(1) CONSOLIDATED FINANCIAL STATEMENTS (ITEM 8)

•Consolidated Balance Sheets as of December 31, 2020 and 2019
•Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2020, 2019 and 2018
•Consolidated Statements of Equity for the Years Ended December 31, 2020, 2019 and 2018
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018
•Notes to the Consolidated Financial Statements
•Report of Independent Registered Public Accounting Firm

(2) FINANCIAL STATEMENT SCHEDULES

•All schedules for which provision is made in the applicable regulation of the Commission have either been presented in the Company's financial statements or are not required under the related instructions or are inapplicable and therefore have been omitted.

(3) EXHIBITS

Exhibit Number		Description
2.1	(b)	Share Purchase Agreement, dated as of December 10, 2017, among Knoll Denmark ApS, Maj Invest Equity 4 K/S, B Holding 2005 ApS, KB ApS, Unos ApS and AK Cleemann Holding APS.
2.2	(g)	Securities Purchase Agreement, dated February 3, 2014, among Knoll, Inc., Holly Hunt Enterprises, Inc., HHMI LLC, the Shareholders of Holly Hunt Enterprises, Inc. and the Members of HHMI LLC.

3.1	(a)	Amended and Restated Certificate of Incorporation of Knoll, Inc.

3.2	(i)	Amended and Restated By-Laws of Knoll, Inc.

3.3	(u)	Certificate of Designations of Series A Convertible Preferred Stock, Par Value $1.00, of Knoll, Inc.

4.1	(m)	Form of Stock Certificate.

4.2	(s)	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1	(b)
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

Exhibit Number		Description
10.3	(t)	Investment Agreement, dated June 22, 2020 between Knoll Inc. and Furniture Investments S.a.r.l.

10.4	(u)	Registration Rights Agreement, dated July 21, 2020 between Knoll, Inc. and Furniture Investments Acquisitions S.C.S.

10.5	(v)
Second Amendment to the Third Amended and Restated Credit Agreement, dated as of August 21, 2020, among the Company, certain foreign subsidiaries of the Company, as borrowers, certain domestic and foreign subsidiaries of the Company, as guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and each of the lenders party thereto

10.6	(d)*	Amended and Restated Employment Agreement, dated as of July 1, 2016, between Knoll, Inc. and Andrew B. Cogan.

10.7	(l)*	Amended and Restated Knoll, Inc. 2010 Stock Incentive Plan.

10.8	(o)*	Amended and Restated Knoll, Inc. 2013 Stock Incentive Plan

10.9	(e)	Amended and Restated Knoll, Inc. 2018 Stock Incentive Plan

10.10	(k)	Amended and Restated Knoll, Inc. Non-Employee Director Compensation Plan.

10.11	(h)*	Form of Restricted Share Agreement under the Non-Employee Director Compensation Plan (time vesting).

10.12	(f)*	Form of Restricted Share Agreement under the 2010 Stock Incentive Plan (time vesting).

10.13	(f)*	Form of Restricted Share Agreement under the 2010 Stock Incentive Plan (time vesting with accelerated performance vesting).

10.14	(f)*	Form of Non-Qualified Stock Option Agreement under the 2010 Stock Incentive Plan.

10.15	(p)*	Form of Performance-Based Stock Unit Agreement under the 2013 Stock Incentive Plan.

10.16	(n)*	Form of Performance-Based Stock Unit Agreement under the 2013 Stock Incentive Plan (enhanced vesting).

10.17	(c)*	Form of Restricted Share Agreement under the 2013 Stock Incentive Plan (updated change in control).

10.18	(c)*	Form of Performance-Based Stock Unit Agreement under the 2013 Stock Incentive Plan (updated change in control).

10.19	(r)*	Form of Performance-Based Stock Unit Agreement under the 2018 Stock Incentive Plan.

10.20	(r)*	Form of Restricted Share Agreement under the 2018 Stock Incentive Plan.

10.21	(r)*	Form of Non-Qualified Stock Option Agreement under the 2018 Stock Incentive Plan.

10.22	(a)*	Form of Director and Officer Indemnification Agreement.

10.23	(j)*	Andrew B. Cogan 2020 Incentive Compensation Letter, dated December 2, 2020

10.24	(j)*	2020 Incentive Compensation Letter for Named Executive Officers (other than CEO), dated December 2, 2020.

10.25	(i)*	Severance Agreement between Company and Charles W. Rayfield.

10.26	(i)*	Severance Agreement between Company and Michael A. Pollner.

10.27	(s)*	Severance Agreement between Company and Christopher M. Baldwin.

10.28		Separation Agreement between Company and David L. Schutte dated October 2, 2020

10.29		Esohe Omoruyi Offer Letter dated January 11, 2021

21		Subsidiaries of Knoll, Inc.

23.1		Consent of Independent Registered Public Accounting Firm.

24.1		Power of Attorney [(included on signature page)].

Exhibit Number	Description
31.1	Certification for Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification for Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

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

101	The following materials from the Company's Annual Report on Form 10-K for the period ended December 31, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2020, and December 31, 2019, (ii) Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2020, December 31, 2019 and December 31, 2018, (iii) Consolidated Statements of Equity for the years ended December 31, 2020, December 31, 2019, and December 31, 2018, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2020, December 31, 2019, and December 31, 2018 and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.**
104	Cover Page Interactive Data File (formatted as Inline XBRL)
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

(a)	Incorporated by reference to Knoll, Inc.'s Registration Statement on Form S-1 (File No. 333-118901), which was declared effective by the Commission on December 13, 2004.
(b)	Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on January 25, 2018.
(c)	Incorporated by reference to Knoll, Inc.'s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2017.
(d)	Incorporated by reference to Knoll, Inc.'s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2016.
(e)	Incorporated by reference to Knoll, Inc.'s Annual Report on Form 8-K filed with the Commission on April 9, 2018.
(f)	Incorporated by reference to Knoll, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2010.
(g)	Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on February 3, 2014.
(h)	Incorporated by reference to Knoll, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2007.
(i)	Incorporated by reference to Knoll, Inc.'s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2018.
(j)	Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on December 6, 2019.
(k)	Incorporated by reference to Knoll, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2017.
(l)	Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on May 11, 2010.
(m)	Incorporated by reference to Knoll, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012.
(n)	Incorporated by reference to Knoll, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2015.
(o)	Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on April 26, 2013.
(p)	Incorporated by reference to Knoll, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013.
(q)	Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K filed with the Commission on August 26, 2019.
(r)	Incorporated by reference to Knoll, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2018.
(s)	Incorporated by reference to Knoll, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2019
(t)	Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K with the Commission on June 23, 2020
(u)	Incorporated by reference to Knoll, Inc.'s Current Report on Form 8-K with the Commission on July 23, 2020
(v)	Incorporated by reference to Knoll, Inc.'s Quarterly Report on Form 10-Q filed with the Commission on November 6, 2020

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of March 2021.

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

/s/ ANDREW B. COGAN Andrew B. Cogan	Chairman of the Board and Chief Executive Officer, Knoll, Inc.	March 1, 2021
/s/CHARLES W. RAYFIELD Charles W. Rayfield	Chief Financial Officer (Chief Accounting Officer)	March 1, 2021
/s/ DANIEL W. DIENST Daniel W. Dienst	Director	March 1, 2021
/s/ JEFFREY A. HARRIS Jeffrey A. Harris	Director	March 1, 2021
/s/ RONALD R. KASS Ronald R. Kass	Director	March 1, 2021
/s/ JEFFREY HENDERSON Jeffrey Henderson	Director	March 1, 2021
/s/ JOHN F. MAYPOLE John F. Maypole	Director	March 1, 2021
/s/ SARAH E. NASH Sarah E. Nash	Director	March 1, 2021
/s/ STEPHEN F. FISHER Stephen F. Fisher	Director	March 1, 2021
/s/ STEPHANIE STAHL Stephanie Stahl	Director	March 1, 2021
/s/ ROBERTO ARDAGNA Roberto Ardagna	Director	March 1, 2021
/s/ CHRISTOPHER G. KENNEDY Christopher G. Kennedy	Director	March 1, 2021