Form 10-Q
period 2021-03-31
KNOLL INC
filed 2021-05-07
CIK 1011570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Yes ☐ No ☒
As of May 6, 2021, there were 50,812,680 shares (including 1,424,739 restricted shares) of the Registrant’s common stock, par value $0.01 per share, outstanding.

KNOLL, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
KNOLL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in millions, except per share data)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$10.8	$37.3
Customer receivables, net	77.6	83.4
Inventories	206.5	193.1
Prepaid expenses	12.3	13.7
Other current assets	40.8	37.3
Total current assets	348.0	364.8
Property, plant, and equipment, net	236.9	237.1
Goodwill	341.1	349.8
Intangible assets, net	340.1	347.9
Right-of-use lease assets	181.8	150.0
Other non-current assets	3.4	3.5
Total assets	$1,451.3	$1,453.1
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$14.5	$14.6
Accounts payable	103.7	101.1
Current portion of lease liability	29.8	27.2
Other current liabilities	128.0	113.5
Total current liabilities	276.0	256.4
Long-term debt, net	269.3	295.2
Deferred income taxes	96.0	93.9
Pension liability	15.2	24.2
Lease liability	173.1	141.2
Other non-current liabilities	18.3	29.3
Total liabilities	847.9	840.2
Commitments and contingent liabilities (Note 9)
Convertible preferred stock, $1.00 par value; authorized 10,000,000 shares; issued and outstanding 169,165 shares	166.9	165.1
Shareholders’ equity: (shares in thousands)
Common stock,$0.01 par value; 200,000 shares authorized; 67,918 and 67,458 shares issued, respectively, 50,813 and 50,645 shares outstanding, respectively, net, at all periods, of treasury shares and inclusive of non voting restricted shares	0.5	0.5
Additional paid-in capital	75.2	75.4
Retained earnings	410.9	417.7
Accumulated other comprehensive loss	(50.1)	(45.8)
Total shareholders’ equity	436.5	447.8
Total liabilities, convertible preferred stock and shareholders’ equity	$1,451.3	$1,453.1

See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2021	2020
Sales	$264.2	$340.0
Cost of sales	168.5	217.7
Gross profit	95.7	122.3
Selling, general, and administrative expenses	89.8	103.3
Restructuring charges	3.6	7.6
Operating profit	2.3	11.4
Interest expense	3.0	4.9
Pension settlement charges	1.6	0.7
Other (income) expense, net	(0.6)	(1.2)
Income (loss) before income tax expense	(1.7)	7.0
Income tax expense (benefit)	0.2	(3.9)
Net earnings (loss)	(1.9)	10.9
Less: Net earnings attributable to Preferred stockholders	(1.9)	—
Net earnings (loss) attributable to common stockholders	$(3.8)	$10.9

Net earnings (loss) per share:
Basic	$(0.08)	$0.22
Diluted	$(0.08)	$0.22

Weighted-average common shares outstanding: (in thousands)
Basic	49,264	48,973
Diluted	49,264	49,708

Net earnings (loss)	$(1.9)	$10.9
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedge, net of amounts reclassified into earnings	1.1	(4.6)
Pension and other post-employment liability adjustments	7.2	(8.4)
Foreign currency translation adjustments	(3.8)	(9.3)
Foreign currency translation adjustments on long-term intercompany notes	(8.8)	(1.6)
Total other comprehensive income (loss), net	(4.3)	(23.9)
Total comprehensive income (loss)	$(6.2)	$(13.0)

See accompanying notes to the condensed consolidated financial statements.

KNOLL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in millions)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$(1.9)	$10.9
Adjustments to reconcile net earnings (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	10.7	11.1
Stock-based compensation	4.2	1.6
Deferred income tax expense (benefit)	0.6	(6.3)
Amortization of debt issuance costs	0.2	0.2
Non-cash restructuring charges	0.9	0.3
Pension settlement charges	1.6	0.7
Other non-cash items	0.3	1.1
Changes in operating assets and liabilities:
Customer receivables	5.4	(9.4)
Inventories	(15.1)	(10.2)
Prepaid expenses and other assets	(3.2)	(0.8)
Accounts payable	3.8	(6.8)
Other liabilities	7.1	(8.8)
Cash provided by (used in) operating activities	14.6	(16.4)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(8.9)	(10.7)
Other, net	(0.2)	0.4
Cash used in investing activities	(9.1)	(10.3)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facility	92.0	219.5
Repayment of revolving credit facility	(112.0)	(53.5)
Repayment of term loans	(3.6)	(4.2)
Payment of dividends	(3.6)	(8.9)
Payments of withholding taxes related to net share settlements of equity awards	(4.3)	(3.8)
Other	(0.1)	—
Cash provided by (used in) financing activities	(31.6)	149.1
Effect of exchange rate changes on cash and cash equivalents	(0.4)	(0.3)
Net increase (decrease) in cash and cash equivalents	(26.5)	122.1
Cash and cash equivalents at beginning of period	37.3	8.5
Cash and cash equivalents at end of period	$10.8	$130.6

See accompanying notes to the condensed consolidated financial statements.

NOTE 1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Knoll, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and any partially-owned subsidiaries that the Company has the ability to control. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2021, are not necessarily indicative of the results that may be expected for the year ended December 31, 2021.
Certain reclassifications have been made to prior year balances to conform to current year presentation in the condensed consolidated statement of cash flows.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Segment Reorganization
Effective as of the beginning of the first quarter of 2021, the Company implemented a segment reorganization in order to more closely align its segment reporting with its current operating structure (the “Segment Reorganization”). The Company’s new reportable segments are: Workplace and Lifestyle.
The Workplace reportable segment is comprised of the operations of the Workplace operating segment, which, following the Segment Reorganization, reflects the reassignment of the Spinneybeck and KnollTextiles businesses from the Lifestyle segment, as well as the reassignment of the Europe Office business from the legacy Office segment to the Lifestyle segment. The Lifestyle reportable segment is an aggregation of the Holly Hunt, Muuto, KnollStudio North America and Europe operating segments. All prior comparative periods presented have been recast to conform to these changes. See Note 16 for additional information about the Company’s segments.
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

The Company’s sales by commercial and residential customers were as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Workplace Segment
Commercial	$123.1	$211.4
Residential	27.3	16.1
Total Workplace Segment	150.4	227.5
Lifestyle Segment
Commercial	38.0	58.2
Residential	75.8	54.3
Total Lifestyle Segment	113.8	112.5
Total Sales	$264.2	$340.0
Contract Balances
The Company’s contract assets consist of trade receivables, the balances of which are included in Customer receivables, net in the Condensed Consolidated Balance Sheets. These amounts represent the amount of consideration the Company expects to be entitled to in exchange for the goods delivered to its customers.
When the Company receives deposits, the recognition of revenue is generally deferred and results in the recognition of a contract liability (Customer deposits), which is included in Other current liabilities in the Condensed Consolidated Balance Sheets. Subsequent recognition of revenue and discharge of the contract liability typically occurs within a year of a deposit receipt, as the Company’s standard contract is less than one year. As of March 31, 2021 and December 31, 2020, the contract liability related to customer deposits was $44.1 million and $33.8 million, respectively. During the three months ended March 31, 2021 and 2020, the Company recognized revenues that were included in the contract liability at the beginning of the respective year of $19.8 million and $19.0 million, respectively.
Allowance for Doubtful Accounts
The following table sets forth the changes in the Company’s allowance for doubtful accounts for the three months ended March 31, 2021 (in millions):

Balance at December 31, 2020	$4.9
Provision for doubtful accounts	—
Write-offs, net of recoveries and other	(0.1)
Balance at March 31, 2021	$4.8

NOTE 3. INVENTORIES
Inventories consisted of the following as of the dates presented (in millions):

	March 31, 2021	December 31, 2020
Raw materials	$52.8	$49.3
Work-in-process	7.6	6.7
Finished goods	146.1	137.1
	$206.5	$193.1

NOTE 4. PENSION AND OTHER POST-EMPLOYMENT BENEFITS
The following tables set forth the components of the net periodic benefit cost (credit) for the Company’s pension and other post-employment benefit plans (in millions):

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020
Interest cost	$1.1	$1.5	$0.1	$—
Expected return on plan assets	(2.3)	(2.7)	—	—
Amortization of prior service credit	—	—	(0.1)	—
Recognized actuarial loss	0.4	0.3	—	—
Pension settlement charge (1)	1.6	0.7	—	—
Net periodic benefit cost (credit)	$0.8	$(0.2)	$—	$—
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
Recurring Fair Value Measurements
The Company measures certain financial liabilities at fair value on a recurring basis. The following table summarizes the valuation of those liabilities as of the dates presented (in millions):

	Fair Value as of March 31, 2021				Fair Value as of December 31, 2020
Liabilities:	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate swap	$—	$7.6	$—	$7.6	$—	$9.0	$—	$9.0
Contingent consideration obligations (1)	—	—	13.4	13.4	—	—	14.5	14.5
(1) In connection with the Company’s acquisition of FHI LLC (“Fully”) in August 2019, the Company is contingently liable to make additional payments in the form of consideration based upon the achievement of certain performance targets. As of March 31, 2021, the maximum remaining amount of contingent consideration that could be earned through 2023 is $13.8 million (see Notes 4 and 11 to the Company’s 2020 Annual Report on Form 10-K for additional information on the Fully acquisition, the valuation of the related contingent consideration and the accounting treatment applied to any changes thereof).
Interest Rate Swap
The fair value of the interest rate swap is based on observable prices as quoted for receiving the variable one-month LIBOR and paying fixed interest rates and therefore is classified as Level 2 within the fair value hierarchy.
Contingent Consideration Obligations
The fair value measurement of the Company’s contingent consideration obligations is based on significant, unobservable inputs for which little or no market data exists, and thus represents a Level 3 measurement. The contingent consideration obligations are revalued each reporting period, with changes in fair value recognized in the Condensed Consolidated Statements of Operations. The valuation inputs utilized to estimate the fair value of the contingent consideration obligations as of March 31, 2021, included a discount rate of 2.5%, Fully’s net sales and earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the three months ended March 31, 2021, and projections related to Fully’s net sales and EBITDA for each of the calendar years 2021 through 2023.
For the three months ended March 31, 2021, the $1.1 million change in the fair value of the Company’s contingent consideration obligations was due to the cash settlement of approximately $1.2 million of those obligations and the passage of time. As of March 31, 2021, $11.1 million of the contingent consideration obligation is classified as current and is included in Other current liabilities, while the remaining $2.3 million is included in Other non-current liabilities on the condensed consolidated balance sheets.

Assets Measured at Fair Value on a Nonrecurring Basis
The following table presents the impairment losses on assets that were measured at estimated fair value on a nonrecurring basis (in millions):

	Estimated Fair Value (Level 3) at measurement date	Impairment recognized during the period ended (1)
March 31, 2021
Operating lease right-of-use (“ROU”) assets	$1.8	$0.6
Leasehold Improvements	—	0.3
(1)See Note 10 for additional information on asset impairments.

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
Cash flow hedge
In January 2018, the Company entered into an interest rate swap contract, which is designated as a cash flow hedge of the forecasted interest payments associated with a portion of the Company’s variable rate debt. The interest rate swap hedges one-month LIBOR, which effectively converts a portion of the variable rate debt to a fixed interest rate. The interest rate swap effective date was December 31, 2018, matures January 23, 2023 and carries a fixed rate of 2.63%. As of March 31, 2021, the interest rate swap has a notional amount of $200.0 million, which decreases over time by $50 million increments.
The following table summarizes the fair value of the Company’s derivative instrument, as well as the location of this instrument on the Condensed Consolidated Balance Sheets as of the dates presented (in millions):

Derivatives designated as hedging instruments	Balance Sheet Location	March 31, 2021	December 31, 2020
Derivative liabilities:
Interest rate swap	Other current liabilities	$4.7	$5.1
Interest rate swap	Other non-current liabilities	2.9	3.9
Total derivative liabilities		$7.6	$9.0

The fair value of the swap recorded in Accumulated Other Comprehensive Loss (“AOCL”) may be recognized in the Condensed Consolidated Statement of Operations if certain terms of the agreement change, are modified or if the loan is extinguished. As of March 31, 2021, there was no hedge ineffectiveness associated with the Company’s interest rate swap and no portion of the cash flow hedge is excluded from the assessment of effectiveness. The Company reclassified $1.3 million from AOCL to interest expense within the Condensed Consolidated Statement of Operations during the three months ended March 31, 2021. Based on the forward interest rate curve in place as of March 31, 2021, the Company expects to reclassify approximately $4.7 million of unrealized losses related to its cash flow hedge from AOCL into earnings in the next twelve months.
NOTE 7. OTHER CURRENT LIABILITIES
Other current liabilities are comprised of the following (in millions):

	March 31, 2021	December 31, 2020
Customer deposits	$44.1	$33.8
Accrued employee compensation	21.8	25.8
Current portion of contingent consideration	11.1	1.2
Warranty	10.3	10.5
Other	40.7	42.2
Other current liabilities	$128.0	$113.5

NOTE 8. INDEBTEDNESS
The following table summarizes the Company’s long-term debt as of the dates presented (in millions):

	March 31, 2021	December 31, 2020
Revolving credit facility	$41.0	$61.0
U.S. term loans	193.3	196.2
Multi-currency term loans	52.7	56.0
Total long-term debt	287.0	313.2
Less: Current maturities of long-term debt	14.5	14.6
Less: Unamortized debt issuance costs	3.2	3.4
Long-term debt, net	$269.3	$295.2
Credit Facility
The commitments and available borrowing capacity under the revolving credit facility (the “Revolver”) were as follows as of the dates presented (in millions):

	Commitments	Outstanding Borrowings	Letters of Credit Outstanding	Borrowing Capacity (1)
March 31, 2021	$400.0	$41.0	$5.1	$353.9
December 31, 2020	$400.0	$61.0	$5.1	$333.9
(1) The Company's actual borrowing availability under the Revolver as of March 31, 2021 is constrained by certain financial covenants.
At March 31, 2021, borrowings under the Revolver are comprised of $41.0 million of loans at a LIBOR rate of 1.61%. At December 31, 2020, borrowings under the Revolver were comprised of $61.0 million of loans at a weighted-average LIBOR rate of 1.65%. As of March 31, 2021 and December 31, 2020, letters of credit issued under the Revolver incurred interest at the rate of 1.50%, while commitments fees on the undrawn portion of the Revolver were charged at a rate of 0.225%.
At March 31, 2021, the U.S. term loan (“USTL”) and multi-currency term loan (“MCTL”) incurred interest at 1.61% and 1.50%, respectively. At December 31, 2020, the U.S. term loan and multi-currency term loan incurred interest at 1.65% and 1.50%, respectively. The Eurocurrency rates used for the U.S. dollar-denominated term loan and the Euro-denominated term loan are one-month LIBOR and one-month or three-month Euribor, respectively. Quarterly principal amortization payments on the USTL and MCTL are required in the approximate fixed amounts of $2.8 million and €0.7 million, respectively, with the remaining balance due upon maturity.
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
Changes in the warranty reserve are as follows (in millions):

Balance, December 31, 2020	$10.5
Provision for warranty claims	0.8
Warranty claims settled	(1.0)
Balance, March 31, 2021	$10.3

Warranty expense for the three months ended March 31, 2021 and 2020 was $0.8 million and $2.0 million, respectively.

NOTE 10. RESTRUCTURING AND OTHER COST REDUCTION INITIATIVES
During 2020, management approved and implemented several restructuring actions and other cost reduction initiatives to optimize the Company’s North American manufacturing and supply chain operations, as well as eliminate certain corporate costs. As of March 31, 2021, all of the workforce reductions announced under these prior year actions have been completed. The facilities-related cost reduction measures initiated during the second half of 2020 are expected to be completed by the end of 2021.
During the first quarter of 2021, the Company executed on its previously disclosed plans to close or vacate five of its domestic showrooms. In connection therewith, the Company recognized non-cash asset impairment charges of approximately $0.9 million related to certain ROU assets and leasehold improvements. In addition, the Company expanded on its previously disclosed cost reduction actions with the commencement of various workforce reductions during the first quarter of 2021, some of which have been implemented and all of which are expected to be completed by the end of the third quarter of 2021, depending upon local legal requirements. These workforce reductions have occurred or will occur across all geographies in which the Company operates, and will result in the elimination of approximately 50 additional positions to those reported in 2020. The positions impacted are primarily within the Workplace segment.
The Company expects to incur additional charges of approximately $2.8 million, comprised of severance and other one-time termination benefits, facilities-related charges and other associated costs during the remainder of 2021. The Company anticipates making cash payments totaling approximately $5.8 million.
During the three months ended March 31, 2021, the Company recognized total restructuring charges of $3.6 million, attributable to the Workplace and Lifestyle segments in the amounts of $2.2 million and $0.2 million, respectively, and to Corporate in the amount of $1.2 million. During the three months ended March 31, 2020, the Company recognized total restructuring charges of $8.2 million, attributable to the Workplace and Lifestyle segments in the amounts of $7.9 million and $0.3 million, respectively.
Changes in restructuring obligations during the three months ended March 31, 2021 are summarized as follows:

	North America Operations Optimization	Workforce Reduction and Other Cost Initiatives	Total
Balance as of December 31, 2020	$0.1	$2.0	$2.1
Provisions and accruals	0.8	1.9	2.7
Cash payments	(0.6)	(1.2)	(1.8)
Balance as of March 31, 2021	$0.3	$2.7	$3.0

The restructuring reserve is classified as current and is included in Other current liabilities on the condensed consolidated balance sheets. All but an immaterial component of the reserve is expected to be utilized (settled in cash) during 2021.

NOTE 11. EQUITY
The following table summarizes the components of shareholders’ equity and the changes therein during the three months ended March 31, 2021 and (in millions, except share information):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2020	$0.5	$75.4	$417.7	$(45.8)	$447.8
Net loss	—	—	(1.9)	—	(1.9)
Other comprehensive loss	—	—	—	(4.3)	(4.3)
Stock-based compensation, net (1)	—	4.2	—	—	4.2
Dividends declared on preferred stock (2)	—	—	(1.8)	—	(1.8)
Dividends declared on common stock ($0.06 per share)	—	—	(3.1)	—	(3.1)
Purchase of common stock (277,043 shares)	—	(4.4)	—	—	(4.4)
Balance at March 31, 2021	$0.5	$75.2	$410.9	$(50.1)	$436.5
(1) Effective February 12, 2021, the Company amended the terms of market-based restricted stock units (“MBRSUs”) granted in February 2018 by (i) eliminating the third year of the contractual three-year performance period and (ii) reducing by 50% the number of shares that were earned on the basis of the resultant two-year performance period. The modified MBRSUs were revalued at fair market value on the modification date, which resulted in an incremental cost of $0.7 million during the first quarter of 2021. The change in equity during the first quarter of 2021 attributable to stock-based compensation, net, reflects this modification.
(2)The Company exercised its payable in kind (“PIK”) dividend option in connection with the dividend paid on March 31, 2021.
The following table summarizes the change in the number of shares of common stock outstanding during the three months ended March 31, 2021 (table in thousands and is inclusive of restricted shares):

Shares outstanding as of December 31, 2020	50,645
Shares issued under stock incentive plans, net of awards surrendered to pay applicable taxes	168
Shares outstanding as of March 31, 2021	50,813
The following table summarizes the components of shareholders’ equity and the changes therein during the three months ended March 31, 2020 (in millions, except share information):

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
The following table summarizes the change in the number of shares of common stock outstanding during the three months ended March 31, 2020 (table in thousands and is inclusive of restricted shares):

Shares outstanding as of December 31, 2019	49,775
Shares issued under stock incentive plans, net of awards surrendered to pay applicable taxes	874
Shares outstanding as of March 31, 2020	50,649

NOTE 12. PREFERRED STOCK
The following table presents a roll-forward of the Company’s preferred stock for the three months ended March 31, 2021 (in millions, except shares, which are in thousands):

	Shares	Par	Additional Paid in Capital	Total
Balance at December 31, 2020	167	$0.2	$164.9	$165.1
Dividends declared and paid in kind	2	—	1.8	1.8
Balance at March 31, 2021	169	$0.2	$166.7	$166.9

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in AOCL by component for the three months ended March 31, 2021 (in millions):

	Unrealized gains (losses) on Interest Rate Swaps	Foreign Currency Translation Adjustment	Foreign Currency Translation Adjustment on Long-term Intercompany Notes	Pension and Other Post-Employment Liability Adjustment	Total
Balance as of December 31, 2020	$(6.7)	$(7.9)	$5.0	$(36.2)	$(45.8)
Other comprehensive income (loss) before reclassifications	0.1	(3.8)	(8.8)	7.8	(4.7)
Amounts reclassified from AOCL	1.3	—	—	1.9	3.2
Net current period other comprehensive income (loss) before income tax	1.4	(3.8)	(8.8)	9.7	(1.5)
Income tax expense	(0.3)	—	—	(2.5)	(2.8)
Other comprehensive income (loss)	1.1	(3.8)	(8.8)	7.2	(4.3)
Balance as of March 31, 2021	$(5.6)	$(11.7)	$(3.8)	$(29.0)	$(50.1)

The following pension and other post-employment benefit reclassifications were made from AOCL to the Condensed Consolidated Statements of Operations and Other Comprehensive Income (in millions):

	Three Months Ended March 31,
	2021	2020
Amortization of pension and other post-employment liability adjustments
Prior service credits (1)	$(0.1)	$—
Actuarial losses (1)	0.4	0.3
Pension settlement charge	1.6	0.7
Total before tax	1.9	1.0
Income tax expense	(0.4)	(0.2)
Net of tax	$1.5	$0.8
(1) These AOCL components are included in the computation of net periodic pension costs, and are included in Other income, net within the Condensed Consolidated Statements of Operations and Comprehensive Income. See Note 4 for additional information.

The following table summarizes the unrealized gains (losses) on derivative instruments, including the impact of components reclassified into net income from AOCL, for the three months ended March 31, 2021 and 2020 (in millions):

	Three Months Ended March 31,
	2021	2020
Unrealized gain (loss) on derivative instruments	$0.1	$(6.8)
Loss on derivatives reclassified into income	1.3	0.6
Total before tax	1.4	(6.2)
Tax (expense) benefit	(0.3)	1.6
Net of tax	$1.1	$(4.6)

NOTE 14. EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed by dividing net income applicable to common stockholders for the period by the weighted-average number of shares of common stock outstanding during the same period. The Company’s Series A Preferred Stock shares are considered participating securities, as these securities have non-forfeitable rights to participating dividends (as defined in the Investment Agreement) if and to the extent that the Company pays any participating dividends, and thus require the two-class method of computing EPS. Under the two-class method, all earnings (distributed and undistributed) are allocated between the common shares and the participating securities. For the three months ended March 31, 2021, there were no undistributed earnings allocated to the participating securities.
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
The following table sets forth the computation of basic and diluted EPS for the periods presented (in millions):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net earnings (loss)	$(1.9)	$10.9
Less: Preferred stock dividends	(1.9)	—
Net earnings (loss) attributable to common stockholders (Basic and Diluted)	$(3.8)	$10.9

Denominator: (shares in thousands)
Denominator for basic EPS - weighted-average shares	49,264	48,973
Potentially dilutive shares resulting from stock plans (1)	—	735
Denominator for diluted EPS - weighted-average shares	49,264	49,708

Net earnings (loss) per share:
Basic	$(0.08)	$0.22
Diluted	$(0.08)	$0.22
(1) For the three months ended March 31, 2021, approximately 10.6 million of potentially dilutive securities, including common shares issuable upon assumed conversion of the Series A Preferred Stock, and outstanding equity awards granted under stock compensation plans, had the effect of being anti-dilutive and were excluded from the computation of diluted EPS. Of this aggregate exclusion, approximately 0.6 million represents options to purchase common stock and unvested shares of restricted stock or restricted stock units. For the three months ended March 31, 2020, approximately 0.1 million stock options had the effect of being anti-dilutive and were excluded from the computation of diluted EPS.
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
For the three months ended March 31, 2021 and 2020, the Company recognized income tax expense at an effective rate of negative 8.8% and an income tax benefit at an effective rate of negative 54.6%, respectively. The negative effective tax rate for the three months ended March 31, 2021, was primarily resultant from discrete items recorded in the period related to share-based payment arrangements, while the negative effective benefit rate for the three months ended March 31, 2020, was primarily resultant from the rate differential applied to the carryback of NOLs to tax years when the U.S. federal income tax rate was 35.0%, compared to the 21.0% rate applicable to all periods included in these condensed consolidated financial statements.
Period over period changes in the effective rates at which a tax expense or benefit was recognized were primarily driven by the impact of the CARES Act and the significant restructuring costs incurred during the first quarter of 2020, neither of which applied to the same degree during the first quarter of 2021. Additional factors impacting the change in rates include timing and quantity of equity award vesting transactions and changes in the relative taxable income in the countries and states in which the Company operates.
NOTE 16. SEGMENT INFORMATION
Following the Segment Reorganization (see Note 1), the Company’s operations are comprised of the Workplace and Lifestyle segments.
The Workplace segment includes a complete range of products that address diverse workplace planning paradigms in North America. These products include: office systems furniture, seating, storage, tables (conference, training), desks (fixed and height-adjustable), textiles, high-quality fabrics, felt, leather and KnollExtra® accessories. The businesses comprising the Workplace segment serve a broad range of customers, from geographically diverse global accounts to consumers and small businesses, and do so through various physical and digital interfaces, including a direct sales force, Company and dealer showrooms, and multiple e-commerce platforms.
The Lifestyle segment product offerings, which are distributed globally, include iconic seating, lounge furniture, side, café and dining chairs, dining and occasional tables, lighting, rugs, leather and related architectural products. The businesses comprising the Lifestyle segment serve affordable luxury and high-end luxury markets that often blur the distinction between commercial and residential spaces, but understand and appreciate the impact that furnishings borne out of exceptional design and made with high-quality, innovative materials can have on their respective environments. Lifestyle products are sold through a global network of showrooms, e-commerce websites, retail stores, independent dealers and a direct sales force.
Corporate costs include unallocated costs relating to shared services and general corporate activities such as legal expenses, acquisition expenses, certain finance, human resources, administrative and executive expenses and other expenses that are not directly attributable to an operating segment. Dedicated, direct selling, general and administrative expenses of the segments are included within segment operating profit. Management regularly reviews the costs included in the Corporate function and believes disclosing such information provides more visibility and transparency into how the chief operating decision maker reviews the results for the Company.

The following table summarizes segment operating results for the periods presented. Segment results for the three months ended March 31, 2020, have been restated to conform to current year presentation (in millions):

	Three Months Ended March 31,
	2021	2020
SALES (1)
Workplace	$150.4	$227.5
Lifestyle	113.8	112.5
Knoll, Inc.	$264.2	$340.0
OPERATING PROFIT
Workplace	$(3.6)	$9.3
Lifestyle	12.8	8.2
Corporate	(6.9)	(6.1)
Knoll, Inc.	$2.3	$11.4
(1) Sales presented above are to external customers only. Intersegment sales were not material during any of the periods presented.
Changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2021, are as follows (in millions):

	Workplace	Lifestyle	Total
Balance as of January 1, 2021	$100.7	$249.1	$349.8
Foreign currency translation adjustment	0.1	(8.8)	(8.7)
Balance as of March 31, 2021	$100.8	$240.3	$341.1

In connection with the Segment Reorganization, certain of the Company’s reporting units have changed in composition, and goodwill was reallocated between such reporting units using a relative fair value approach. Accordingly, the Company performed interim goodwill impairment tests in the first quarter of 2021. Based on the results of the tests performed, the Company determined that the fair value of each reporting unit, as reorganized, exceeded its respective carrying amount in each case.
The fair values of the reorganized reporting units as of January 1, 2021, were estimated using similar economic forecasts and assumptions as those used in the testing performed as of October 1, 2020, updated primarily for changes in discount rates. Management judgment is required in the determination of each assumption used in valuation models, and actual results could differ from the estimates. The Company will continue to evaluate goodwill for impairment at least annually as of October 1, and more frequently whenever there are indicators of potential impairment.
NOTE 17. SUBSEQUENT EVENT
On April 19, 2021, Knoll, Inc. (the “Company”) and Herman Miller, Inc. (“Herman Miller”) announced the entry into an Agreement and Plan of Merger, dated April 19, 2021 (the “Merger Agreement”), by and among the Company, Herman Miller and Heat Merger Sub, Inc., a wholly owned subsidiary of Herman Miller (“Merger Sub”). The Merger Agreement provides that, among other things and subject to the terms and conditions of the Merger Agreement, Merger Sub will merge into the Company (the “Merger”), with the Company continuing as the surviving corporation and as a wholly-owned subsidiary of Herman Miller.
At the effective time of the merger, each share of Knoll, Inc. common stock outstanding immediately prior to the effective time will be automatically converted into the right to receive $11.00 in cash and 0.32 shares of Herman Miller common stock. Additionally, all unvested restricted stock, performance-based restricted stock units (“PBRSUs”) and MBRSUs will be exchanged for awards to be settled in Herman Miller common stock based on the Equity Award Exchange Ratio (as defined in the Merger Agreement). Certain of the PBRSUs and all of the MBRSUs will be modified to set the performance measurement to be achieved at 100% and to continue to vest based solely on the respective service period.
In connection with the closing of the transaction, Herman Miller will purchase all of the outstanding shares of Knoll Inc.’s preferred stock from Investindustrial VII L.P. (“Investindustrial”) for a fixed cash consideration of $253 million, representing an equivalent price of $25.06 for each underlying share of Knoll, Inc. common stock. Investindustrial has entered into a voting agreement to vote in favor of the transaction at the special meeting of Knoll shareholders to be held in connection with the transaction.

The transaction is expected to close by the end of the third quarter of 2021, subject to the approval by Knoll and Herman Miller shareholders, the receipt of required regulatory approvals and the satisfaction of closing conditions.
The Merger Agreement contains certain termination rights for the Company and Herman Miller. Upon termination of the Merger Agreement under specified circumstances, such as the Company’s acceptance of a superior proposal or the Company’s Board of Directors’ withdrawal of its recommendation regarding the planned transaction, or failure to obtain the necessary approval from the Company’s shareholders, the Company may be required to pay Herman Miller a termination fee as high as $43.0 million. Likewise, should the stockholders of Herman Miller fail to approve the transaction, or otherwise if Herman Miller is not able to complete the transaction (as described in the 8-K filed on April 22, 2021), Herman Miller would be required to pay a termination fee to the Company.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of financial condition and results of operations provides an account of our financial performance and financial condition that should be read in conjunction with the accompanying unaudited condensed consolidated financial statements.
Forward-looking Statements
This quarterly report on Form 10-Q contains forward-looking statements, principally in the sections entitled “Business,” “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk.” Statements and financial discussion and analysis contained in this Form 10-Q that are not historical facts are forward-looking statements. These statements discuss goals, intentions and expectations as to future financial position, results of operations, revenue and profit levels, cash flows, business strategy, budgets, projected costs, capital expenditures, products, competitive positions, growth opportunities, plans and objectives of management for future operations, as well as statements that include words such as "anticipate," "if," "believe," "plan,", "goals," "estimate," "expect," "forecast," "intend," "may," "could," "should," "will," and other similar expressions are forward-looking statements. This includes, without limitation, our statements and expectations regarding any current or future recovery in our industry, our plans for reduced capital and operating expenditures and enhanced liquidity measures, our integration of acquired businesses, our supply chain and manufacturing footprint optimization plans, our expectations with respect to changes in the way companies implement "return to work", "work from home" and remote work strategies, and our expectations with respect to the payment of future dividends and leverage. Such forward-looking statements are inherently uncertain, and readers must recognize that actual results may differ materially from the expectations of management. Except as required under the Federal securities laws and the rules and regulations of the SEC, we do not undertake a duty to update such forward-looking statements. Factors that may cause actual results to differ materially from those in the forward-looking statements include corporate spending and service-sector employment, price competition, acceptance of our new products, the pricing and availability of raw materials and components, foreign currency exchange, transportation costs, demand for high quality, well designed furniture and interior solutions, changes in the competitive marketplace, changes in the trends in the market for furniture or coverings, and the way and places where people work, the financial strength and stability of our suppliers, customers and dealers, access to capital, our success in designing and implementing our new enterprise resource planning system, our ability to successfully integrate acquired businesses, our supply chain optimization initiatives, the uncertainty and ultimate economic impact of the COVID-19 pandemic and other risks identified in our annual report on Form 10-K, and other filings with the SEC. Many of these factors are outside of our control.
Overview
We design, manufacture, market and sell high-end commercial and residential furniture, lighting, accessories, textiles, fine leathers and designer felt for the workplace and residential markets, as well as modern outdoor furniture. We work with clients to create inspired modern interiors. Our design-driven businesses share a reputation for high-quality and sophistication, offering a diversified product portfolio that endures throughout evolving trends and performs throughout business cycles. Our products are targeted at the middle to upper-end of the market where we reach customers primarily through a broad network of independent dealers and distribution partners, our direct sales force, our showrooms and retail establishments, and our online presence.
COVID-19
The global outbreak of the coronavirus disease 2019 (“COVID-19”) was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020. It has negatively affected the U.S. and global economy, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place,” and created significant disruption of the financial markets. As a result, a large portion of the U.S. and global work forces have been operating in remote, out-of-office locations. This has caused disruptions in the demand and distribution of our products to commercial end clients, which are predominately sold in the U.S. While we expect improvement in the commercial business relative to fiscal year 2020 and early 2021, commensurate with the U.S. and global work forces returning to office-based working locations, it is difficult to tell when and if commercial demand will return to pre-pandemic levels. The ultimate extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to manufacture and ship product in the expected timeframe, will depend on future developments, including the duration and spread of the pandemic and related actions taken by the U.S. government, state and local government officials, and international governments to prevent disease spread, all of which are uncertain and cannot be predicted.
During 2020, we took steps to address the impacts the COVID-19 pandemic had on the Company and to allow the Company to emerge from these events well positioned for long-term growth, though we cannot reasonably estimate the ultimate duration and severity of this global pandemic or its ultimate impact on the global economy and our business results. Some of these actions were to resize our employee base, implement a wage freeze and reduction of discretionary spending to maximize liquidity. In the first quarter of 2021, we implemented plans to close five US-based showrooms.
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
Business Highlights
On April 19, 2021, we jointly announced the acquisition of Knoll by Herman Miller. The transaction is expected to close by the end of the third quarter, and is subject to shareholder and regulatory approvals.
We announced a restructuring plan in January 2020 involving a reduction of our fixed cost footprint that will occur over the next two years and will yield significant savings on an annualized basis. A significant component of the plan involved the closure and sale of our Grand Rapids, Michigan facility, which was completed at the end of the second quarter of 2020. Additionally, in 2020 we executed further reductions in force of approximately 20% of our global workforce. During the fourth quarter of 2020, we announced the closure of five North American showrooms which we completed during the first quarter of 2021. During the first quarter of 2021, we executed further reductions in force at our manufacturing location in Toronto, Canada. The lean initiatives that were executed over the past several years, as well as the cost cutting initiatives described above, have helped to temper the margin impacts from reduced sales volume because of the current economic environment.

Results of Operations
Comparison of Consolidated Results for the Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(Dollars in millions, except per share data)
Net Sales	$264.2	$340.0	$(75.8)	(22.3)%
Gross profit	95.7	122.3	(26.6)	(21.8)%
Selling, general, and administrative expenses	89.8	103.3	(13.5)	(13.4)%
Restructuring charges	3.6	7.6	(4.0)	(52.6)%
Operating profit	2.3	11.4	(9.1)	(93.7)%
Interest expense	3.0	4.9	(1.9)	(39.4)%
Pension settlement charge	1.6	0.7	0.9	138.6%
Other (income) expense, net	(0.6)	(1.2)	0.6	(77.2)%
Income tax expense	0.2	(3.9)	4.1	(103.9)%
Net earnings	(1.9)	10.9	(12.8)	(105.0)%
Net earnings per share:
Basic	$(0.08)	$0.22	$(0.30)	(136.4)%
Diluted	$(0.08)	$0.22	$(0.30)	(136.4)%
Statistical Data
Gross profit %	36.2%	36.0%
Operating profit (loss) %	0.9%	3.4%
Selling, general, and administrative expenses %	34.0%	30.4%
Net Sales
Net sales for the three months ended March 31, 2021 were $264.2 million, a decrease of $75.8 million, or 22.3%, from sales of $340.0 million for the three months ended March 31, 2020. Net sales decreased primarily due to a decline in volume in the Workplace segment, partially offset by strong demand in our Lifestyle businesses.
Gross Profit
Gross profit for the three months ended March 31, 2021 was $95.7 million, a decrease of $26.6 million, or 21.8%, from gross profit of $122.3 million for the three months ended March 31, 2020. The decrease for the three months ended March 31, 2021 was due primarily to reduced sales volume.

Operating Profit
Operating profit for the three months ended March 31, 2021 was $2.3 million, a decrease of $9.1 million, or 93.7%, from operating profit of $11.4 million for the three months ended March 31, 2020. Operating profit as a percentage of sales decreased from 3.4% for the three months ended March 31, 2020 to 0.9% for the three months ended March 31, 2021, primarily as a result of the gross profit decline, partially offset by a reduction in operating expenses primarily driven by reduced employee-related expenses as a result of workforce reduction actions taken in 2020 and discretionary spending.
Selling, general, and administrative expenses for the three months ended March 31, 2021 were $89.8 million, or 34.0% of sales, a decrease of $13.5 million from $103.3 million, or 30.4% of sales, for the three months ended March 31, 2020. The decrease was due primarily to reduced employment costs including workforce reduction actions taken in 2020, as well as reduced discretionary spending.
Restructuring charges in the three months ended March 31, 2021 were primarily related to workforce reductions resulting from COVID-19 market conditions, expenses associated with showroom closures in North America, and costs related to our North American supply chain optimization.
Interest Expense
Interest expense for the three months ended March 31, 2021 was $3.0 million, a decrease of $1.9 million from interest expense of $4.9 million for the three months ended March 31, 2020. The decrease was due primarily to lower average debt balances resulting from the repayment of revolver and term loan borrowings following the issuance of preferred stock, and lower average interest rates during the first quarter of 2021 from the prior year period. During the three months ended March 31, 2021 and 2020, our weighted average interest rate was approximately 3.2% and 3.9%, respectively.
Pension Settlement Charge
Pension settlement charges for the three months ended March 31, 2021 was $1.6 million, an increase of $0.9 million from $0.7 million for the three months ended March 31, 2020. Pension settlement charges resulted from cash payments of lump sum elections for each of the three month periods ended March 31, 2021 and 2020.
Other (Income) Expense, net
During the three months ended March 31, 2021, other income was $0.6 million compared to $1.2 million for the three months ended March 31, 2020. The decrease in other income was due primarily to a reduction of foreign exchange transaction gains and pension income.
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
For the three months ended March 31, 2021 and 2020, the Company recognized income tax expense at an effective rate of negative 8.8% and an income tax benefit at an effective rate of negative 54.6%, respectively. The negative effective tax rate for the three months ended March 31, 2021, was due primarily from discrete items recorded in the period related to share-based payment arrangements, while the negative effective benefit rate for the three months ended March 31, 2020, was due primarily from the rate differential applied to the carryback of NOLs to tax years when the U.S. federal income tax rate was 35.0%, compared to the 21.0% rate applicable to all periods included in these condensed consolidated financial statements.
Period over period changes in the effective rate at which a tax expense or benefit was recognized were primarily driven by the impact of the CARES Act and the significant restructuring costs incurred during the first quarter of 2020, neither of which applied to the same degree during the first quarter of 2021. Additional factors impacting the change in rates include timing and quantity of equity award vesting transactions and changes in the relative taxable income in the countries and states in which the Company operates.

Segment Reporting
Following the Segment Reorganization (see Note 1 to the condensed consolidated financial statements), the Company’s operations are comprised of the Workplace and Lifestyle segments.
The Workplace segment includes a complete range of products that address diverse workplace planning paradigms in North America. These products include: office systems furniture, seating, storage, tables (conference, training), desks (fixed and height-adjustable), textiles, high-quality fabrics, felt, leather and KnollExtra® accessories. The businesses comprising the Workplace segment serve a broad range of customers, from geographically diverse global accounts to consumers and small businesses, and do so through various physical and digital interfaces, including a direct sales force, Company and dealer showrooms, and multiple e-commerce platforms.
The Lifestyle segment product offerings, which are distributed globally, include iconic seating, lounge furniture, side, café and dining chairs, dining and occasional tables, lighting, rugs, leather and related architectural products. The businesses comprising the Lifestyle segment serve affordable luxury and high-end luxury markets that often blur the distinction between commercial and residential spaces, but understand and appreciate the impact that furnishings borne out of exceptional design and made with high-quality, innovative materials can have on their respective environments. Lifestyle products are sold through a global network of showrooms, e-commerce websites, retail stores, independent dealers and a direct sales force.
Comparison of Segment Results for the Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(Dollars in millions)
SALES
Workplace	$150.4	$227.5	$(77.1)	(33.9)%
Lifestyle	113.8	112.5	1.3	1.1%
Knoll, Inc.	$264.2	$340.0	$(75.8)	(22.3)%
OPERATING PROFIT
Workplace	$(3.6)	$9.3	$(12.9)	(138.5)%
Lifestyle	12.8	8.2	4.6	55.8%
Corporate	(6.9)	(6.1)	(0.8)	13.1%
Knoll, Inc.	$2.3	$11.4	$(9.1)	(72.6)%
Workplace
Net sales for the Workplace segment for the three months ended March 31, 2021 were $150.4 million, a decrease of $77.1 million, or 33.9%, when compared with the three months ended March 31, 2020. This decrease was driven primarily by a significant decline in volume related to the impacts on the market demand from COVID-19, partially offset strong growth in the Company’s work-from-home e-commerce offerings. Operating loss for the Workplace segment in the three months ended March 31, 2021 was $3.6 million, a decrease of $12.9 million, or 138.5%, from operating profit of $9.3 million when compared with the three months ended March 31, 2020. The decrease was due primarily to unfavorable fixed cost leverage in our manufacturing facilities from decreased volume absorption, and restructuring charges related to workforce reductions as a result of COVID-19. These costs were partially offset by reduced operating expenses primarily related to lower discretionary spending.
Lifestyle
Net sales for the Lifestyle segment for the three months ended March 31, 2021 were $113.8 million, an increase of $1.3 million, or 1.1%, when compared with the three months ended March 31, 2020. The increase was driven primarily by higher residential sales and the favorable impact of changes in foreign exchange rates, partially offset by reduced sales to commercial end customers. Operating profit for the Lifestyle segment in the three months ended March 31, 2021 was $12.8 million, an increase of $4.6 million, or 55.8%, from $8.2 million when compared with the three months ended March 31, 2020. The increase in Operating profit was due primarily to increased volume, decreased employee-related costs and reduced discretionary spending.
Corporate
Corporate costs for the three months ended March 31, 2021 were $6.9 million, an increase of $0.8 million, when compared with the three months ended March 31, 2020. The increase is due primarily to the modification of stock compensation awards and the execution of plans to exit five North American showrooms, partially offset by employee retention credits that were subsidized by the federal government.

Liquidity and Capital Resources
The following table highlights certain key cash flows and capital information pertinent to the discussion that follows:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Cash provided by operating activities	$14.6	$(16.4)
Purchases of property and equipment, net	(8.9)	(10.7)
Cash used in investing activities	(9.1)	(10.3)
Proceeds from revolving credit facilities	92.0	219.5
Repayment of revolving credit facilities	(112.0)	(53.5)
Repayment of term loans	(3.6)	(4.2)
Payment of dividends	(3.6)	(8.9)
Purchase of common stock for treasury	(4.3)	(3.8)
Cash provided by (used in) financing activities	(31.6)	149.1
We have historically funded our business through cash generated from operations, supplemented by debt borrowings. Available cash is primarily used for our working capital needs, ongoing operations, capital expenditures, the payment of quarterly dividends, and the repurchase of shares. Our capital expenditures are primarily related to investments in the improvement of our operating efficiency, innovation and modernization, expanding our e-commerce capabilities, showroom investment, new product tooling, manufacturing equipment and technology infrastructure. During the three months ended March 31, 2021, we made aggregate dividend payments of $0.06 per common share, returning $3.6 million of cash to our common shareholders.
Cash provided by operating activities was $14.6 million for the three months ended March 31, 2021, compared to cash used in operations of $(16.4) million for the prior year period. Cash provided by operating activities during the three months ended March 31, 2021 was due primarily to $16.6 million combined of net earnings and non-cash charges, primarily comprised of depreciation and amortization of $10.7 million, $4.2 million of stock-based compensation, and $1.6 million of pension settlement charges. These cash earnings were partially offset by a net loss of $1.9 million, $2.0 million of unfavorable changes in working capital, driven by an increase in Inventory, partially offset by a decrease in Customer receivables and an increase in other liabilities. For the three months ended March 31, 2020, cash used in operating activities consisted of $10.9 million of net earnings and $8.7 million of various non-cash charges, including $11.1 million of depreciation, a $6.3 million deferred income tax benefit, $1.6 million of stock-based compensation and $0.7 million of pension settlement charges, partially offset by $36.0 million of unfavorable changes in working capital driven by increases in Inventory and Customer receivables.
Cash used in investing activities in the three months ended March 31, 2021 and 2020, was $9.1 million and $10.3 million, respectively. Capital expenditures were $8.9 million and $10.7 million for the three months ended March 31, 2021 and 2020, respectively. Capital expenditures were primarily related to investments in digital and information technology resources, distribution and showroom initiatives, continuous improvement and maintenance activities and new product development.
Cash used in financing activities was $31.6 million for the three months ended March 31, 2021, compared to cash provided by financing activities of $149.1 million for the three months ended March 31, 2020. For the three months ended March 31, 2021 and March 31, 2020, we used $4.3 million and $3.8 million, respectively, for share repurchases due to tax remittances related to vested employee share-based equity awards, and used $3.6 million and $8.9 million of cash, respectively, to fund dividend payments to our shareholders. During the three months ended March 31, 2021, we repaid $3.6 million of our outstanding term loans and had net repayments under our revolving credit facility of $20.0 million. During the three months ended March 31, 2020, we repaid $4.2 million of our outstanding term loans and had net borrowings under our revolving credit facility of $166.0 million.
At March 31, 2021 and December 31, 2020, we had the following resources available to us to support our business (in millions):

	March 31, 2021	December 31, 2020
Cash	$10.8	$37.3
Unborrowed under revolving credit facility	$353.9	$333.9

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
We use our credit facility in the ordinary course of business to fund our working capital needs and, at times, make significant borrowings and repayments under the facility depending on our cash needs and availability at such time. Borrowings under the credit facility may be repaid at any time, but no later than August 2024. See Note 13 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 for further information regarding this facility.
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
Critical Accounting Policies
The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the reported amounts and disclosures in the condensed consolidated financial statements. Actual results may differ from such estimates. On an ongoing basis, we review our accounting policies and procedures. A more detailed review of our critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We provided a discussion of our market risk in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no substantive changes in our market risk described in our Annual Report on Form 10-K except for the items noted below. During the normal course of business, we are routinely subjected to market risk associated with interest rate movements and foreign currency exchange rate movements. Interest rate risk arises from our debt obligations and foreign currency exchange rate risk arises from our non-U.S. operations and purchases of inventory from foreign suppliers.
We also have risk in our exposure to certain materials and transportation costs. Steel, leather, wood products and plastics are all used in our products. For the three months ended March 31, 2021, we estimated that materials inflation was approximately $0.7 million and transportation inflation was approximately $2.1 million compared to the three months ended March 31, 2020. During the three months ended March 31, 2020, we estimated that materials deflation was approximately $0.7 million and transportation costs were flat, respectively. We continue to work to offset price increases in raw materials and transportation through our global sourcing initiatives, cost improvements and price increases to our products.
Interest Rate Risk
At March 31, 2021, we had $287.0 million in principal of variable rate debt. We are party to an interest rate swap contract that effectively fixes the interest rate on an amount of our variable rate debt equal to the notional amount of the contract, which is currently $200 million. The interest rate swap, which decreases in notional value over time by $50 million increments at the beginning of each calendar year, matures in January 2023 and carries a fixed rate of 2.63%. Our remaining variable rate debt of $87.0 million is subject to changes in underlying interest rates, and, accordingly, our interest payments will fluctuate. During 2021, a 1% change in interest rates would result in a change in interest expense of approximately $0.9 million per year. As the notional amount of the swap decreases, each $50 million decrease in the notional amount would be exposed to interest rate fluctuations, and a one percent change in interest rates would change interest expense by an additional $0.5 million.
Foreign Currency Exchange Rate Risk
We manufacture our products in the United States, Canada and Italy, and sell our products primarily in those markets as well as in other countries. Our foreign sales and certain expenses are transacted in foreign currencies. Our production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. Additionally, as our reporting currency is the U.S. dollar, our financial position is affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the Canadian Dollar, the Euro, and the Danish Krone. Approximately 27.6% and 17.0% of our revenues in the three months ended March 31, 2021 and 2020, respectively, and 30.9% and 25.2% of our cost of goods sold in the three months ended March 31, 2021 and 2020, respectively, were denominated in currencies other than the U.S. dollar. Foreign currency exchange rate fluctuations from transaction and translation activity resulted in a net gain of $0.3 million for each of the three months ended March 31, 2021 and 2020.
From time to time, we enter into foreign currency hedges to manage our exposure to foreign exchange rates. The terms of these contracts are typically one month or less. The net gain or loss upon settlement is recorded as a component of other income, net.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. We, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report (March 31, 2021) (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, our principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. Our aforementioned principal executive officer and principal financial officer have concluded that there were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For the three months ended March 31, 2021, there have been no new material legal proceedings or material changes in the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
ITEM 1A. RISK FACTORS
For the three months ended March 31, 2021, there have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 except as follows:
Risks Relating to the Merger
The proposed merger (the “Merger”) of the Company with Herman Miller, Inc. is subject to certain closing conditions that, if not satisfied or waived, will result in the Merger not being completed, which may cause the market price of the Company’s common stock to decline.
The Merger is subject to customary conditions to closing, including the receipt of required approvals of the stockholders of the Company and Herman Miller. If any condition to the Merger is not satisfied or, if permissible, waived, the Merger will not be completed. In addition, Herman Miller and the Company may terminate the Merger Agreement in certain circumstances. If Herman Miller and the Company do not complete the Merger, the market price of the Company’s Common Stock may fluctuate to the extent that the current market prices of those shares reflect a market assumption that the Merger will be completed. The Company will also be obligated to pay certain fees and expenses in connection with the Merger, whether or not the Merger is completed. In addition, the Company has diverted significant management resources in an effort to complete the Merger and is subject to restrictions contained in the Merger Agreement on the conduct of its business. If the Merger is not completed, the Company will have incurred significant costs, including the diversion of management resources, for which it will have received little or no benefit. Further, in specified circumstances, the Company may be required to pay to Herman Miller a termination fee of up to $43 million if the Merger Agreement is terminated.
Whether or not the proposed Merger is completed, the announcement and pendency of the Merger could cause disruptions in the businesses of the Company and Herman Miller, which could have an adverse effect on our (and Herman Miller’s) business and financial results.
Whether or not the proposed Merger is completed, the announcement and pendency of the Merger could cause disruptions in the businesses of the Company and Herman Miller. Specifically:
•the announcement of the proposed Merger could have an adverse effect on the ability of the Company or Herman Miller to retain and hire key personnel and maintain relationships with customers, suppliers and others with whom the Company or Herman Miller does business;
•the announcement of the proposed Merger could have an adverse effect on the Company’s or Herman Miller’s operating results and business generally;
•the proposed Merger could disrupt current plans and operations of the Company and Herman Miller and could result in potential difficulties in employee retention as a result of the Merger; and
•the outcome of any legal proceedings related to the proposed Merger could have an adverse effect on the business and financial results of the Company and Herman Miller.
The value of the Herman Miller common stock that the Company’s stockholders receive in the proposed Merger may be less than the value of such Herman Miller common stock when the proposed Merger was publicly announced.
At the Effective Time of the Merger, each issued and outstanding share of the Company’s Common Stock (subject to certain exceptions) will be converted into the right to receive (i) $11.00 per share in cash, without interest and (ii) 0.32 shares of common stock of Herman Miller. The exchange ratio for Herman Miller common stock to be issued in the Merger has been fixed in the Merger Agreement. The price of Herman Miller’s common stock will fluctuate until the Company’s stockholders receive their shares. Herman Miller and the Company are working to complete the proposed Merger as quickly as possible. However, the time period between the stockholder votes on the proposed Merger and the completion of the Merger will depend upon the satisfaction or waiver of the conditions in the Merger Agreement, which could take longer than is currently expected by Herman Miller and the Company.
Herman Miller and the Company have agreed in the Merger Agreement to take certain actions to address certain potential antitrust issues, including potential sales, divestments, transfers or other transactions affecting Herman Miller’s business.

Herman Miller and, if requested by Herman Miller, the Company, have each agreed to take any and all actions and steps necessary to avoid or eliminate each impediment under any antitrust law that may be asserted by any governmental entity or private party and to otherwise satisfy any closing conditions relating to any antitrust law contained in the Merger Agreement so as to enable the consummation of the Merger and other transactions contemplated by the Merger Agreement as promptly as practicable, including (i) selling, divesting, holding separate, transferring, or otherwise taking any other action with respect to Herman Miller’s or any of its affiliates’ ability to own or operate any assets, properties, contracts, businesses or product lines of Herman Miller or any of its affiliates or any assets, properties, contracts, businesses or product lines of the Company or any of its affiliates (individually or collectively, “Remedial Actions”) and (ii) in the event that any permanent or preliminary injunction or other decree, order, judgment, award or temporary restraining order is entered or becomes reasonably foreseeable to be entered that would make consummation of the Merger and other transactions contemplated by the Merger Agreement unlawful or that would otherwise prevent or delay such transactions, taking any and all steps necessary to vacate, modify or suspend such order (provided that neither Herman Miller nor the Company will be required to commit to or effect any Remedial Action that is not conditioned upon the consummation of the Merger). However, Herman Miller will not be required to commit to or effect any Remedial Action if any or all such Remedial Actions, in the aggregate, would or would reasonably be expected to have a material adverse effect on the business, financial condition or operations of Herman Miller and its subsidiaries (including the Company and its subsidiaries) from and after the Effective Time (as defined in the Merger Agreement and calculated as if Herman Miller and its subsidiaries from and after the Effective Time were collectively the same size as the Company and its subsidiaries prior to the Effective Time). It is uncertain whether an such Remedial Actions may be necessary and whether any such actions could affect Herman Miller’s business and financial results after the proposed Merger is consummated.
Risks Relating to Herman Miller’s Operations After the Consummation of the Merger
Herman Miller’s failure to integrate the Company successfully and on a timely basis into Herman Miller’s operations could adversely impact Herman Miller’s business and financial results.
Herman Miller expects that the acquisition of the Company will result in certain synergies, business opportunities and strategic benefits. Herman Miller, however, may never realize these expected synergies, business opportunities and strategic benefits. If Herman Miller is not able to successfully integrate the Company’s operations on a timely basis, or is not able to implement its plans, forecasts and other expectations with respect to its business after completion of the Merger, Herman Miller’s expectations of future results of operations, including certain cost savings and synergies expected to result from the Merger, may not be met, which could have a material adverse effect on the business, financial condition and results of operations of Herman Miller.
The results of Herman Miller’s operations after the Merger may be affected by factors different from, or in addition to, those currently affecting the Company’s results of operations, and the market value of Herman Miller’s common stock may decrease after the closing date of the Merger.
Upon completion of the Merger, the holders of Company Common Stock will become holders of Herman Miller common stock. Herman Miller’s business differs from the Company’s business in certain respects, and the results of Herman Miller’s operations after the Merger may be affected by factors different from, or in addition to, those currently affecting the results of the Company’s operations. The market value of the shares of Herman Miller common stock that the Company’s stockholders receive in the Merger could decrease following the closing of the Merger.

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
During the three months ended March 31, 2021, the Company repurchased 277,043 shares of its common stock, all of which represent repurchases of shares in exchange for the Company’s settlement of employee payroll tax obligations related to equity award settlements, as summarized in the table below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
January 1, 2021 - January 31, 2021	—	$—	—	$32,352,413
February 1, 2021 - February 28, 2021	277,043	$15.78	—	$32,352,413
March 1, 2021 - March 31, 2021	—	$—	—	$32,352,413
Total	277,043		—
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

ITEM 6.  EXHIBITS

Exhibit Number		Description

2.1	(a)	Agreement and Plan of Merger dated April 19, 2021 by and among Knoll, Inc. Herman Miller Inc. and Heat Merger Subs, Inc
10.1	(a)	Knoll, Inc. Management Continuity Plan
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101		The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2021 and 2020, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*
104		Cover Page Interactive Data File (formatted as Inline XBRL and embedded within the Inline XBRL information contained in Exhibit 101).

* Indicates documents filed herewith.

(a)     Incorporated by reference to Knoll, Inc.’s Current Report on Form 8-K filed with the Commission on April 22, 2021.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOLL, INC.
(Registrant)

Date:	May 7, 2021
	By:	/s/ Andrew B. Cogan
Andrew B. Cogan
Chairman and Chief Executive Officer

Date:	May 7, 2021
	By:	/s/ Charles W. Rayfield
Charles W. Rayfield
Chief Financial Officer
(Principal Financial Officer)